Form 10-Q
period 1996-03-31
ULTRALIFE BATTERIES INC
filed 1996-05-14
CIK 875657

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------
                                       or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange
                   Act of 1934 for the transition period from

                                       to
                           -----------   -----------

                         Commission file number 0-20852

                            ULTRALIFE BATTERIES, INC.
                            -------------------------

              Exact name of registrant as specified in its charter)

          Delaware                                      16-1387013
          --------                                      ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
                                              incorporation or organization)

                   1350 Route 88 South, Newark, New York 14513
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 332-7100
                                 ---------------
              (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes... X ... No.......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value -7,913,961 shares outstanding as of April 18, 1996.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
- - -------------------------------------------------------------------------------

                                                                        Page
                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets -
           March 31, 1996 and June 30, 1995.........................     3

         Condensed Statements of Operations -
           Three months and six months
            ended March 31, 1996 and 1995...........................     4

         Condensed Statements of Cash Flows -
           Nine months ended March 31, 1996 and 1995................     5

         Notes to Condensed Financial Statements...................  6 - 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............. 8 - 10


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................     11


SIGNATURES.........................................................     12

PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements:

                            ULTRALIFE BATTERIES, INC.
                            CONDENSED BALANCE SHEETS
- - -------------------------------------------------------------------------------


                                                                      (Unaudited)
                                                                    March 31, 1996    June 30, 1995
ASSETS

Current assets
     Cash and cash equivalents                                       $ 1,029,448        $ 1,734,146
     Available-for-sale securities                                    20,911,774         25,664,146
     Acounts receivable                                                6,370,626          4,171,524
     Inventories                                                       6,740,707          5,236,629
     Other current assets                                                486,951            535,048
                                                                     -----------        -----------
          Total current assets                                        35,539,506         37,341,493

     Net property and equipment                                       10,248,196          4,699,879

     Available-for-sale securities held to purchase equipment         16,171,884         19,338,136
     Investment in joint venture                                         283,500            283,500
     Technology license agreements, net                                  829,941            930,140
                                                                     -----------        -----------
               Total assets                                          $63,073,027        $62,593,148
                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                $ 2,886,488        $ 3,842,153
     Other accrued liablilities                                          120,672            793,961
                                                                     -----------        -----------
          Total current liabilities                                    3,007,160          4,636,114

Shareholders' equity
     Common stock - par value                                            786,440            765,612
     Capital in excess of par value                                   64,562,518         63,222,031
     Unrealized gain on securities                                     3,538,866          3,516,369
     Foreign currency translation adjustments                             20,806             82,491
     Accumulated deficit                                              (8,842,763)        (9,629,469)
                                                                     -----------        -----------
               Total shareholders' equity                             60,065,867         57,957,034
                                                                     -----------        -----------
               Total liabilities and shareholders                    $63,073,027        $62,593,148
                                                                     ===========        ===========

                           ULTRALIFE BATTERIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


       Three Months Ended                                                          Nine Months Ended
           March 31,                                                                    March 31,
- - ----------------------------                                                -------------------------------
    1996             1995                                                       1996               1995
    ----             ----                                                       ----               ----
                                  Revenues:
$3,471,047        $3,016,670            Battery sales                       $ 10,032,201        $ 7,521,912
   706,194           986,466            Technology contracts                   2,201,042          2,470,674
- - ----------       -----------                                                ------------        -----------
 4,177,241         4,003,136            Total revenue                         12,233,243          9,992,586

                                   Cost of products sold:
 2,845,373         3,251,111            Battery costs                          8,445,441          7,541,080
   136,155           418,354            Technology contracts                     548,308          1,599,344
- - ----------       -----------                                                ------------        -----------
 2,981,528         3,669,465            Total cost of products sold            8,993,749          9,140,424

 1,195,713           333,671       Gross Profit                                3,239,494            852,162

   710,654           628,524       Research & Development                      2,050,615          1,412,201
 1,423,359         1,382,818       Selling & Administrative                    3,730,882          3,367,260
- - ----------       -----------                                                ------------        -----------
 2,134,013         2,011,342       Total Operating Expenses                    5,781,497          4,779,461

  (938,300)       (1,677,671)      Operating (Loss)                           (2,542,003)        (3,927,299)
   504,939           588,328       Interest Income                             1,630,690          1,111,694
- - ----------       -----------                                                ------------        -----------
  (433,361)       (1,089,343)      Loss Before Extraordinary Items              (911,313)        (2,815,605)

   312,298                 0          Gain (Loss) On Sale of Securities        1,930,056            (77,699)
         0                 0          Provision for Loss on Fire                (229,977)                 0
- - ----------       -----------                                                ------------        -----------
 $(121,063)      $(1,089,343)       Net Income (Loss)                       $    788,766        $(2,893,304)
==========       ===========                                                ============        ===========

                                   Earnings (Loss) Per Share:
 $   (0.05)       $    (0.14)         Before Extraordinary Items            $      (0.11)       $     (0.44)
 $    0.04        $      --           Extraordinary Items                   $       0.21        $     (0.01)
- - ----------       -----------                                                ------------        -----------
 $   (0.01)       $    (0.14)         Net Income - Primary                  $       0.10        $     (0.45)

    N/A              N/A              Fully Diluted (Note 4)                $       0.09               N/A
==========       ===========                                                ============        ===========
                                   Weighted Average Shares Outstanding
 7,922,780         7,626,443          Primary                                  8,196,466          6,446,553
==========       ===========                                                ============        ===========
    N/A              N/A              Fully Diluted                            8,344,951               N/A
==========       ===========                                                ============        ===========

                            ULTRALIFE BATTERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                       Nine Months Ended March 31,
                                                       ---------------------------
                                                          1996            1995
                                                          ----            ----
OPERATING ACTIVITIES
Net income (loss)                                    $    788,766    $ (2,893,304)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
Depreciation, amortization and other provisions           (70,809)        513,239
Foreign currency (loss)/gain                              (63,252)
Changes in operating assets and liabilities:
   Increase in trade accounts receivable               (2,797,841)       (880,180)
   (Increase) decrease in contract revenue               (121,412)         37,942
   Increase in inventories                               (856,851)     (2,713,424)
   Decrease in prepaid expenses
      and other current assets                             43,881          76,865
   (Decrease) increase in accounts payable and
      accrued liabilities                                (927,493)      2,338,841
                                                     ------------    ------------
Net cash used in operating activities                  (4,005,011)     (3,520,021)
                                                     ------------    ------------

INVESTING ACTIVITIES
Purchase of property and equipment                     (6,082,479)       (987,152)
Purchase of securities                                (41,107,272)    (77,643,960)
Sales of securities                                    14,953,249      24,433,805
Maturities of securities                               34,173,342      28,946,399
Investment in China program                                     0        (202,500)
                                                     ------------    ------------
Net cash (used in) provided by investing activities     1,936,840     (25,453,408)
                                                     ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                  1,361,224      33,130,673
Effect of exchange rate changes on cash                     2,249          87,335
                                                     ------------    ------------
Net cash provided by financing activities               1,363,473      33,218,008
                                                     ------------    ------------


(Decrease) Increase in Cash and Cash Equiva              (704,698)      4,244,579

Cash and Cash Equivalents at Beginning of Perod         1,734,146         990,132

                                                     ------------    ------------
Cash and Cash Equivalents at End of Period           $  1,029,448    $  5,234,711
                                                     ============    ============

                            ULTRALIFE BATTERIES, INC
                          NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1. BASIS OF PRESENTATION
         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1995, filed on Form 10-K on October 12, 1995.

2. STOCK OFFERING
         The Company has filed to register up to 2,300,000 shares of its common stock with the Securities and Exchange Commission in accordance with the Securities Act of 1933. The initial filing was made on October 7, 1994. The filing was declared effective by the Securities and Exchange Commission on December 2, 1994.

3. GAIN ON THE SALE OF SECURITIES
         During the three months ended December 31, 1995, the Company sold 100,000 common shares of Intermagnetics General Corporation (IMG). As a result, it realized a gain on the sale in the amount of $1,617,758. During the three months ended March 31, 1996, 23,200 additional shares of IMG were sold with an associated gain on the sale in the amount of $312,300. At March 31, 1996, the Company owned 332,369 shares of IMG.

4. WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown on the following table:

                                                        Three Months Ended               Nine Months Ended
                                                       ------------------------       ------------------------
                                                       Mar 1996        Mar 1995       Mar 1996        Mar 1995
                                                       --------        --------       --------        --------
Primary
- - -------
Weighted average shares outstanding                    7,922,780       7,626,443      7,816,697       6,446,553
Common stock equivalents                                  (A)             (A)           379,769          (A)
                                                      -----------     ----------     ----------- --------------
Total                                                  7,922,780       7,626,443      8,196,466       6,446,553
                                                      -----------     ----------     ----------- --------------

Fully Diluted
- - ------------
Weighted average shares outstanding                    7,922,780       7,626,443      7,816,697       6,446,553
Common stock equivalents                                  (A)             (A)           528,254          (A)
                                                      -----------     ----------     ----------- --------------
Total                                                  7,922,780       7,626,443      8,344,951       6,446,553
                                                      -----------     ----------     ----------- --------------

4. WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    (Continued from page 6)

Both primary and fully diluted shares include the dilutive effect (common stock equivalents) of outstanding stock options based on the treasury stock method using average market price for primary and closing market price (unless the average market price is higher) for fully diluted.

Note (A) Common stock equivalents were not included since their inclusion would have the effect of decreasing the net loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------
Three months ended March 31, 1996 and 1995

         Total revenues were $4,177,000 for the three months ended March 31, 1996 ("third quarter 1996"). This represents an increase of $174,000 or 4% over the $4,003,000 reported for the three months ended March 31, 1995 ("third quarter 1995"). Sales of batteries increased by 15% during the third quarter 1996 when compared to the same period of the previous year. This increase in battery revenues is primarily attributable to an increase in the number of batteries sold during the period. Technology contract revenues decreased by 28% due to less revenues earned primarily from the China project during third quarter 1996

         Total cost of products sold for the third quarter 1996 decreased to $2,982,000 from $3,669,000 for the third quarter 1995, a decrease of $688,000 or 19%. This decrease was due to reduced costs associated with technology contract revenues. In the third quarter 1995, revenues earned from the China project carried a greater cost than the technology contracts for the third quarter 1996. In addition, cost of sales for batteries continued to decrease. For the third quarter 1996, cost of battery sales were 82% of battery revenues as compared to 108% for the third quarter 1995. This reflects continuing manufacturing efficiencies.

         As a result of the increasing sales during the third quarter 1996 and the decreasing cost of technology and battery sales, gross profit increased to $1,196,000 from $334,000 for the third quarter 1995. As a ratio to sales, the gross profit increased to 29% for the three months ended March 31, 1996 compared to 8% for the same period of the prior year.

         Operating expenses increased by $123,000 or 6% to $2,134,000 during the third quarter 1996 compared to $2,011,000 for the same period of the previous year. A component of total operating expense is research and development ("R&D"). This increased from $629,000 for the third quarter 1995 by $82,000 or 13% to $711,000 for the third quarter 1996. The focus of the R&D program is on the commercialization of the Company's rechargeable battery which will be introduced into the marketplace in the next fiscal year. Automated manufacturing equipment has been ordered and is scheduled for delivery and installation by the end of the 1996 calendar year. The other component of operating expenses is selling and administrative costs. These increased to $1,423,000 for the third quarter 1996 from $1,383,000 for the same period of the prior year. The primary reason for the increase is additional selling expenses to promote new and existing battery products. As new products are brought on-line, it is expected that selling expenses will continue to increase in dollars, but decrease as a ratio to sales.

         The operating loss for the third period was $938,000, a decrease of $739,000 or 44% from the $1,678,000 operating loss for the three months ended March 31, 1995. This was the net result of increased gross margin for the third quarter 1996 partially offset primarily by additional R&D expenditures.

         During the three months ended March 31, 1996, the Company sold 22,300 shares of its investment in Intermagnetics General Corporation (IMG) which resulted in a profit of $312,000. Interest income for the third quarter 1996 decreased by $83,000 or 14% to $505,000 from $588,000 for the third quarter 1995. This decrease is due to primarily to less being funds available for investment during the third quarter 1996. The reduction was caused by the use of funds to support operations and invest in capital assets.

         Net loss for the three months ended March 31, 1996 decreased to $121,000 from a loss for the same period in the prior year of $1,089,000. This is the result of decreased operating losses for the third quarter 1996 combined with the gain on the sale of Intermagnetics General Corporation common stock. For the third quarter 1996, primary loss per share was $.01. For the same period of the prior year, primary loss per share was $.14.

Nine months ended March 31, 1996 and 1995

         Total revenues were $12,233,000 for the nine months ended March 31, 1996 ("year to date 1996"). This represents an increase of $2,241,000 or 22% over the $9,993,000 reported for the nine months ended March 31, 1995 ("year to date 1995"). Sales of batteries increased by 33% during year to date 1996 when compared to the same period of the previous year. This increase in battery revenues is primarily attributable to an increase in the number of batteries sold in the United States during the period.

         Cost of products sold for the nine months ended March 31, 1996 decreased by $147,000 or 2% to $8,994,000 from $9,140,000 for the year to date 1995. As a ratio to sales, cost of products sold for batteries was 84% for the year to date 1996 compared to 100% for the same period of the prior year. Reduced costs associated with technology contract revenues was the direct result of the China project revenues being a lesser portion of the total. As a result, other contracts with lower associated costs replaced the lower margin China project.

         As a result of the increasing sales during year to date 1996 and the decreasing cost of technology and battery sales, gross profit increased to $3,239,000 from $852,000 for year to date 1995. As a ratio to sales, the gross profit increased to 26% for the nine months ended March 31, 1996 compared to 9% for the same period of the prior year.

         Operating expenses for the first nine months of fiscal 1996 were $5,781,000, an increase of $1,002,000 or 21% from the $4,779,000 recorded for the same period of the prior year. Research and development expenses increased to $2,051,000 during the first nine months of fiscal 1996 from $1,412,000 for the year to date 1995 in order to support the rechargeable battery program and continuing efforts to develop other new products. Selling and administrative costs for year to date 1996 were $3,731,000, an increase of $364,000 or 11% from the $3,367,000 for the first nine months of fiscal 1995. The primary reason for the increase is additional selling expenses to promote new and existing battery products.

         For the nine months year to date 1996, the increased gross profit was partially offset by increasing operating expenses so that the loss from operations decreased to $2,542,000 from $3,927,000 for the same period in the prior year.

         Year to date during fiscal 1996, the Company sold 122,300 shares of its investment in Intermagnetics General Corporation which resulted in a profit of $1,930,000. Interest income for the first nine months of fiscal 1996 increased by $519,000 or 47% to $1,630,000 from $1,112,000 for the same period of fiscal 1995. This increase is due to the investment of funds generated by the Company's stock offering in December, 1994. During the nine months ended March 31, 1996, the Company made a provision in the amount of $230,000 for possibly unreimburseable costs associated with the fire at its UK subsidiary in September, 1995.

Liquidity and Capital Resources
- - -------------------------------

         As of March 31, 1996, cash, cash equivalents and available-for-sale investments totaled $38,113,000. The Company used $4,005,000 of cash from operations during the first nine months of fiscal 1996. This is the net result of increased net income for the period and an increase in trade receivables, a reduction in the increase of inventories offset by payment of payables. Additionally, the Company expended approximately $6,082,000 of cash to purchase machinery and equipment as it continues preparation of the commercialization of the rechargeable lithium-ion solid-polymer battery and upgrades of both the U.S. and U.K. manufacturing facilities.

         The Company does not currently have any long-term debt. Also, it does not have any current financing arrangements or loan facilities in place or available to it.

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits
         None
    (b)  Reports on Form 8-K
         None filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ULTRALIFE BATTERIES, INC.
                                                     -------------------------
                                                                 (Registrant)




Date:    May 14, 1996                                By:/s/ Joseph N. Barrella
         ------------                                   -----------------------
                                                     Joseph N. Barrella
                                                     President and
                                                     Chief Operating Officer



Date:    May 14, 1996                                By:/s/ Robert Cook
         ------------                                   -----------------------
                                                     Robert Cook
                                                     Chief Financial Officer
                                                     and Controller