Form 10-K
period 1996-06-30
ULTRALIFE BATTERIES INC
filed 1996-10-01
CIK 875657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-20852
                       -------

                           ULTRALIFE BATTERIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                      16-1387013
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

1350 Route 88 South, Newark, New York                         14513
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (315) 332-7100
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                          Name Of Each Exchange
 Title Of Each Class                                       On Which Registered
--------------------                                      ---------------------
          None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No
                                                  -----    -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. [ ]

          On September 16, 1996 the aggregate market value of the voting stock of Ultralife Batteries, Inc., held by non-affiliates of the Registrant was approximately $ 71,341,003 based upon the average of the high and low prices for such Common Stock as reported on the NASDAQ National Market System on September 16,1996.

            As of September 16, 1996, the Registrant had 7,929,836 shares of Common Stock outstanding.

                      Documents Incorporated by Reference.

                                      None

                                     PART I



     The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

ITEM 1.           BUSINESS

General



          Ultralife Batteries, Inc. ("Ultralife" or the "Company") develops, manufactures and markets lithium primary batteries and is developing lithium-ion solid-polymer rechargeable batteries for use in applications requiring high energy, reliable and long-lasting power sources. The Company believes that its battery technologies offer performance characteristics, such as high energy density, stable discharge profile and, for rechargeable batteries, long cycle life, superior to competing batteries currently available. The Company currently markets a family of lithium primary batteries for consumer, industrial and military applications which it believes is one of the most comprehensive lines of lithium primary batteries commercially available. Ultralife is also developing advanced rechargeable batteries based on lithium-ion solid-polymer technology which are being designed for consumer electronic applications. The Company has shipped prototypes of its rechargeable batteries for testing to certain original equipment manufacturers ("OEMs") and is currently planning commercial production facilities. Internationally, the Company has broadened its research and development, manufacturing and marketing base through its acquisition of certain assets and the related business (the "Dowty Assets") of Dowty Group PLC ("Dowty"), based in Abingdon, England, which has enabled the Company to become a technological leader in high rate lithium-manganese dioxide primary batteries and a producer of sea water batteries. The Company has further enhanced its international operations through a development program in the People's Republic of China ("China") with Changzhou Battery Factory (the "China Development Program") and through private label agreements with major European battery companies headquartered in Germany and Sweden.

          The Company's objective is to become a leading provider of lithium batteries for use in applications requiring high energy, reliable and long-lasting power sources. To achieve this objective, the Company is working with OEMs to identify and develop new applications for the Company's batteries which are designed to enhance the OEMs' devices and is using its proprietary technology and expertise to develop primary and rechargeable batteries in different sizes and voltage configurations for use in existing and future applications. The Company has established and will continue to seek strategic relationships with OEMs that utilize the Company's technology, commit to cooperative research and development or marketing programs and recommend the Company's batteries for replacement use in their products. The Company has established relationships with OEMs such as American Sensors Electronics, Inc., First Alert Inc., Coleman Safety & Security Products, Inc., Fyrnetics, Inc., Siemens Medical lnc. and Alarm Device Manufacturing Company ("Ademco"). The Company also has introduced its primary battery products to the broader consumer market by establishing relationships with selected national and regional retailers including the Radio Shack division of Tandy Corp. ("Radio Shack"), Target Stores and True Value Hardware. The Company continues to seek strategic relationships and joint ventures with other battery manufacturers, suppliers and customers to accelerate commercialization of its technology and products.

          The Company markets a family of lithium-manganese dioxide primary batteries in 9-volt, 3-volt, 2/3A, C, 1 1/4C and D configurations, custom Thin Cell(TM) batteries, and silver-chloride sea water batteries. The Company's 9-volt battery, based on technology purchased from Kodak in March 1991, is marketed to the security and safety equipment, medical device and specialty instrument markets. The Company's 9-volt battery is currently used in devices such as smoke detectors, home security devices and medical infusion pumps. The Company's high rate lithium batteries, based on technology acquired from Dowty, are sold to OEMs primarily for the industrial and military markets, for use in sea and air safety products such as emergency positioning indicating radio beacons ("EPIRBs") and search and rescue transponders ("SARTs"). The Company manufactures sea water batteries used for specialty marine applications. Through the China Development Program, the Company expects to acquire and market 2/3A batteries for use in cameras and camera accessories by calendar 1997. The Company has been awarded a production contract from the U.S. Department of Defense for the production of a cylindrical 6-volt lithium-manganese battery (the "BA-5372" battery) for use in mobile communication equipment. Production under this contract started in the second quarter of the Company's 1996 fiscal year and option quantities have been exercised by the U.S. Government for $1.3 million of batteries to be produced by the end of fiscal 1997. The Company also provides technological and research and development services to government agencies and other third parties pursuant to technology contracts.

         The Company is currently focusing its development activities related to advanced rechargeable batteries on lithium-ion solid-polymer technology. The Company believes that its lithium-ion solid-polymer technology provides substantial benefits, including greater energy density and longer cycle life, over other available rechargeable battery technologies. In addition, the Company believes that its technology, which does not utilize lithium metal or a liquid electrolyte, provides performance and safety characteristics superior to other lithium-based rechargeable batteries currently available. Certain of the Company's prototype advanced rechargeable batteries have achieved 1,200 cycles without appreciable performance degradation. The Company has manufactured advanced rechargeable batteries on a pilot production line for testing by certain OEMs and is establishing specifications for a commercial production facility. The Company intends to develop configurations of its advanced rechargeable batteries in collaboration with potential OEM purchasers for applications in portable electronic devices such as cellular telephones, portable computers and video camcorders. The Company has a development and supply contract with a major cellular telephone manufacturer, which specifies that the Company supply a minimum of 5,000,000 rechargeable batteries over a two year period ending December 31, 1998. However, there can be no assurance that the Company's rechargeable batteries will be able to achieve the required performance levels or that the company will be able to manufacture commercially acceptable products on a timely basis at a reasonable cost.

          The Company is establishing itself as a global manufacturer of lithium batteries. Following the acquisition in June 1994 of the Dowty Assets, Ultralife Batteries (UK) Ltd. ("Ultralife UK"), has established itself as a market leader in Europe for high rate LiMnO2 batteries. The China Development Program is expected to begin producing batteries during calendar year 1997, thereby establishing a manufacturing and marketing presence for the Company in Asia. Other strategic relationships with Sonnenschein in Germany and Uniline in Sweden, together with Ultralife UK and the China Development Program, form the foundation of the Company's global operations.

          The Company was incorporated in Delaware on December 14, 1990, under the name Ultralife Technologies, Inc. The Company changed its name to Ultralife Batteries, Inc. on April 3, 1991. The Company's executive offices are located at 1350 Route 88 South, Newark, New York 14513, and its telephone number is (315) 332-7100.

          As used in this Report, unless otherwise indicated, the terms "Company" and "Ultralife" include the Company's wholly-owned subsidiary, Ultralife UK Ltd. Certain terms used in this Report are defined below under "Glossary of Technical Terms." For purposes of presentation in this Report, except for the consolidated financial statements herein or data derived therefrom, contract terms or other amounts expressed originally in British pounds sterling are set forth herein in U.S. dollars at the rate of (pound)1.00 to $1.55.

Technology Background

          A battery is an electrochemical apparatus used to store energy and release it in the form of electricity. The main components of a conventional battery are the anode, the cathode, the separator and an electrolyte, which can be either a liquid or a solid. The separator acts as an electrical insulator, preventing electrons from moving between the anode and cathode inside the battery. Upon discharge of the battery, the anode supplies a flow of electrons, known as current, to a load or device. After powering the load, the electron flow reenters the battery at the cathode. As electrons flow from the anode to the device being powered by the battery, ions are released from the cathode, cross through the electrolyte and react at the anode.

          There are two types of batteries, primary and rechargeable. A primary battery is used until discharged and then discarded. The principal competing primary battery technologies are carbon-zinc, alkaline and lithium. In contrast, after a rechargeable battery is discharged, it can be recharged close to full capacity and used again (subject to the memory effect, if any). Generally, discharge and recharge cycles can be repeated a number of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in number of cycles a battery can achieve until 80% of the battery's initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride and lithium-based batteries. Rechargeable batteries generally can be used in all primary battery applications, as well as in additional applications, such as portable computers, cellular telephones and other consumer products.

          Two important parameters for describing a battery's performance characteristics are energy density and voltage stability. Energy density refers to the total electrical energy stored in a battery. High energy density batteries generally are longer-lasting power sources necessitating fewer battery changes. Lithium batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably-sized batteries that utilize other chemistries. Lithium batteries are also characterized by a flat discharge profile, indicating a stable release of energy during use as power density decreases, while conventional primary batteries, such as carbon-zinc and alkaline, exhibit a declining discharge profile. At a certain time, a battery may have sufficient power but may be unable to deliver the energy to power a device due to the battery's reduced voltage. See "Glossary of Technical Terms."

Benefits of Ultralife's Lithium Technology

          The Company's primary battery products are based on lithium-manganese dioxide technology and its advanced rechargeable battery products are based on lithium-ion solid-polymer technology. The materials used in, and the chemical reactions inherent to, lithium-based batteries provide significant advantages over currently available primary and rechargeable battery technologies. The Company believes that its primary battery products and the advanced rechargeable batteries under development offer a number of significant advantages over conventional primary and rechargeable batteries currently in use, including:

          Longer Operating Time. Length of operating time is a critical performance characteristic for most battery applications. The Company's primary batteries can operate devices between two and four times longer than conventional carbon-zinc and alkaline primary batteries, depending upon the application and operating environment. The Company's advanced rechargeable battery is capable of operating approximately two to three times longer on a single charge than nickel-cadmium batteries, and approximately two times longer on a single charge than nickel-metal hydride batteries, of comparable weight.

          Lighter Weight. The Company's primary batteries weigh up to 25% less than conventional primary batteries of comparable size. The Company's advanced rechargeable battery can deliver two to three times as much energy as nickel cadmium batteries of comparable weight.

          Recharge Characteristics. Certain of the Company's advanced lithium-ion solid-polymer rechargeable batteries are able to deliver 1,200 discharge cycles without appreciable performance degradation and are not subject to the memory effect. The Company's lithium-ion solid-polymer battery does not incorporate lithium metal, which is subject to growth of dendritic structures which can significantly limit the number of achievable cycles.

          Cost Effective. The Company's primary batteries deliver significantly greater energy per unit of weight and volume than other commercially available batteries. It is anticipated that the Company's advanced rechargeable batteries will also exhibit such advantages over existing products. While the price for the Company's lithium batteries is generally higher than commercially available batteries produced by others, the Company believes that the increased energy per unit of weight and volume of its batteries will allow longer operating time and less frequent battery replacements or rechargings for the Company's targeted applications. Therefore, the Company believes that its battery technology is price competitive with other battery technologies on a cost per watt hour basis.

          Longer Shelf Life and Charge Retention. The Company's primary batteries have a shelf life of up to ten years, typically at least twice as long as batteries based on competing technologies.

          Flat Voltage Profile. The Company's batteries have relatively flat voltage profiles, providing stable power. Conventional primary batteries, such as alkaline batteries, have sloping voltage profiles, which result in decreasing power outage during discharge.

          Wide Operating Temperature Range. The Company's primary batteries operate in temperatures ranging from -40(degree)F to 160(degree)F. This operating range is greater than that achieved by most competing primary batteries.

          The Company's lithium battery technology is based on a 3-volt chemical system, rather than the 1.5 volt systems of conventional primary battery technologies. The 9-volt battery, for example, uses three 3-volt cells in series to provide a 9-volt battery. The Company has not entered the market for AA or AAA batteries, which are commonly used by consumers for radios, tape players and other applications, because these batteries provide 1.5 volts and the Company's lithium batteries are not compatible with these electrical requirements.

Ultralife's Primary Batteries

          The Company's primary battery products, exclusive of its sea water batteries, are based on lithium-manganese dioxide technology. The following table sets forth the performance characteristics of the battery technologies that the Company believes represent its most significant current or potential competition for its 9-volt battery and its high-rate lithium battery.

                   Comparison of Primary Battery Technologies

                                 Energy Density



                                         Wh/kg          Wh/l                          Shelf Life    Operating Temperature
             Technology                   (5)           (5)       Discharge Profile     (Years)            Range (F)
             ----------                  -----          ----      -----------------   ----------    ---------------------
9-Volt
Configurations
--------------
Ultralife lithium-
  manganese                                                                             up to 10
  dioxide (1)                             262           406              Flat                             -40 to 160

Alkaline (2)                               65           143            Sloping           4 to 5            -4 to 130

Carbon-zinc (2)                            22            40            Sloping           1 to 2            23 to 113

High Rate
 Cylindrical (3)
----------------
Ultralife lithium-
  manganese
  dioxide (1)                             228           510              Flat              10             -40 to 160

Alkaline (2)                               59           160            Sloping           4 to 5            -4 to 130

Lithium-sulfur
  dioxide (2) (4)                         260           430              Flat              10             -40 to 160

Lithium thionyl-
  chloride (2) (4)                     250 to 300    650 to 700          Flat              10             -40 to 160



(1)  Results of tests conducted by the Company.
(2) Data compiled from industry sources and sales literature of other battery manufacturers.
(3)  Data for equivalent D-size cells.
(4) The Company believes that these batteries are limited in application due to health, safety and environmental risks associated therewith.
(5)  "Wh/kg" = Watt-hour per kilogram;  "Wh/l" = Watt-hour per liter

         Energy density refers to the total amount of electrical energy stored in a battery as a function of the battery's weight and volume, as measured in watt-hours per kilogram and watt-hours per liter, respectively. Higher energy density translates into longer operating times for a battery of a given weight or volume and, therefore, fewer replacement batteries. Discharge profile refers to the profile of the voltage of the battery during discharge. A flat discharge profile results in a more stable voltage during discharge of the battery. High temperatures generally reduce the storage life of batteries, and low temperatures reduce the battery's ability to operate efficiently. The inherent electrochemical properties of lithium batteries result in improved low temperature performance and an ability to withstand relatively high temperature storage.

          9-Volt Lithium Battery

          The Company's 9-volt lithium battery delivers a unique combination of high energy density and a stable voltage which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While the Ultralife 9-volt battery's price is generally higher than conventional 9-volt carbon-zinc and alkaline batteries, the Company believes the enhanced operating performance and decreased costs associated with battery replacement make the Ultralife 9-volt battery more cost effective than conventional batteries on a cost per watt-hour basis.

          In 1984, Kodak initiated development of lithium primary batteries and established a lithium battery operating subsidiary. In May 1986, Kodak began selling its 9-volt lithium battery. After encountering technical problems with its product, including premature power loss and, on occasion, unstable discharge voltages, Kodak announced in April 1990, that it would discontinue its lithium battery operations. In March 1991, the Company acquired certain technology and assets from a subsidiary of Kodak, including patents, trademarks, analytical and testing equipment, development laboratories and production facilities, as well as sales and marketing information relating to Kodak's lithium battery division. Subsequently, the Company effected certain design modifications which have enabled the Company to offer its 9-volt battery with improved performance and shelf life.

          The Company currently markets its 9-volt lithium battery to OEM markets, including manufacturers of safety and security systems such as smoke alarms, medical devices, radar detectors, portable communication devices, and other electronic instrumentation. The Company believes that approximately 10% of the 230 million 9-volt batteries sold in the U.S. in 1995 were sold to OEMs. Applications for which the Company's 9-volt lithium battery are currently sold include:


Safety and Security
     Equipment                           Medical Devices                           Specialty Instruments
-------------------                      ---------------                           ---------------------
Smoke alarms                             Infusion pumps                            Radar detectors
Wireless alarm systems                   Telemetry equipment                       Garage door openers
Electronic locks                         External pacemakers                       Electronic meters
Tracking devices                         Portable blood analyzers                  Hand-held scanners
Transmitters/receivers                   TENS units                                Wireless electronics

          The Company currently sells its 9-volt battery to American Sensors Electronics, Inc., Coleman Safety & Security Products, Inc., Fyrnetics, Inc., and First Alert(R) for smoke alarms, Siemens Medical and i-STAT for medical devices, Ademco and Interactive Technologies, Inc. for security devices. Coleman Safety & Security Products, Inc. and Fyrnetics, Inc. have recently introduced long life smoke detectors powered by the Company's 9 volt lithium battery, offered with a limited 10 year warranty. The Company also manufactures its 9-volt lithium battery under private label for First Alert(R), and American Sensors, Inc., Sonnenschein in Germany and Uniline in Sweden. Additionally, the Company has introduced its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Radio Shack, Target Stores, Servistar, Ace Hardware, True Value Hardware and a number of catalogues.

          The Company believes that its 9-volt lithium battery production facility based in Newark, New York, is one of the most automated and efficient lithium battery production facilities of its kind in the world. The Company's production facility currently has the capacity to produce nine million 9-volt lithium batteries per year with its existing equipment, and the Company believes that the facility could be expanded to produce approximately 25 million units. The number of 9-volt lithium batteries produced by the Company has ranged from 100,000 to 400,000 per month during the fiscal year ended June 30, 1996.

High Rate Lithium Batteries

          Ultralife UK, the Company's subsidiary based in Abingdon, England, markets a wide range of high rate primary lithium batteries in various sizes and voltage configurations. The Company currently manufactures C, 1 1/4C and D size high rate lithium batteries which are sold as separate units and packaged into multi-cell battery packs. The Company believes that its high rate lithium C, 1 1/4C and D primary batteries, based on its proprietary lithium-manganese dioxide technology, are the most advanced high rate lithium batteries currently available. The Company also markets high rate lithium batteries under private label in other sizes and voltage configurations in order to offer a more comprehensive line of batteries to its customers.

          The Company currently markets its line of high rate lithium batteries to the OEM market for industrial applications and to military organizations for military use. The main OEM applications are SAR (Search & Rescue), oil industry, down hole and pipeline monitoring equipment, utility meters, oceanographic, remote switching and portable equipment. The main military applications are manpack radios, night vision equipment, chemical agent monitors and missile power supplies.

           The Company estimates the market for high rate lithium batteries was $75 million in 1995. Although this market has been dominated by lithium thionyl chloride and lithium sulfur dioxide batteries, there is an increasing market share taken by the lithium manganese dioxide due to its improved performance and safety. The Company increased its sales of the high rate lithium manganese dioxide batteries from $2.3 million in 1995 to $3.1 million in 1996 and is planning a similar increase in 1997. The production line is under expansion to give a capacity of 2,000 cells per shift and improvements in production control to give better yields are underway. The Company believes that its high rate lithium-manganese dioxide batteries offer a combination of performance, safety and environmental benefits which will enable it to effectively penetrate this market. Dowty's limited production capacity did not allow it to market this technology aggressively. Since the acquisition, the Company has expanded its marketing efforts and has increased production rates significantly. The Company has the capability to produce greater than 1,500 high rate lithium cells per day in its Abingdon facility.

Sea Water Batteries

          The Company produces a variety of sea water batteries based on silver-chloride technology. Sea water batteries are custom designed and manufactured to end user specifications. The batteries are activated when placed in salt water, which acts as the electrolyte allowing current to flow. The Company currently manufactures sea water batteries at the Abingdon, England, facility and markets them to naval and other specialty OEMs.

2/3A Lithium Battery

          In July 1992, the Company, in connection with the China Development Program, entered into an agreement with Changzhou Battery Factory ("CBF"), a company registered in the City of Changzhou, China, and H&A Company ("H&A") for the production of 2/3A lithium batteries in China. 2/3A lithium batteries are cylindrical 3-volt lithium-manganese dioxide batteries commonly used in cameras, camera accessories, back-up memory for computers and other electronic equipment. A 2/3A battery is 2/3 the length of a standard A-size battery.

          Upon completion of a production facility in China, the Company intends to market the 2/3A battery to OEMs outside China for use in cameras and other electronic equipment. In order to initiate the development of brand name recognition for the Company's 2/3A lithium batteries, the Company is purchasing 2/3A batteries under private label until the production facility in China is operational. Additionally, the Company is currently establishing distribution relationships with selected manufacturer's representatives in the U.S. which specialize in distribution of products to the camera and camera accessory retailers.

          The Company believes that the worldwide market for 2/3A batteries is currently 120 million units per annum. The Company anticipates that the China Development Program facility will begin production in calendar 1997, of 2/3A lithium batteries. The Company believes that through the utilization of additional shifts, the China facility will be able to produce up to six million 2/3A lithium batteries per year. There can be no assurance that the batteries will be able to achieve the required performance levels or that the Company will be able to manufacture commercially acceptable products on a timely basis at a reasonable cost to the Company.

BA-5372 Battery

         The Company was awarded in 1995 a $1.5 million contract by the U.S. Department of Defense to produce the BA-5372 lithium battery. The production contract has a one-year term, with options for two additional years, at the election of the U.S. Government. The U.S. Government has agreed to purchase 30% of its requirement for the BA-5372 battery from the Company during the initial term. During 1996 the government exercised its option for the second year adding $1.3 million of BA-5372 batteries to be delivered during the Company's fiscal 1997.

         The Company's BA-5372 battery is a cylindrical 6-volt lithium-manganese dioxide battery which is used for memory back-up in specialized mobile communication equipment. The Company's BA-5372 battery offers a combination of performance features suitable for military applications including high energy density, light weight, long shelf life and ability to operate in a wide temperature range.

Thin Cell(TM) Battery

         The Company is currently marketing a line of lithium-manganese dioxide primary batteries which the Company calls its Thin Cell(TM) batteries. The Thin Cell batteries are flat, light weight, flexible and can be manufactured to conform to the shape of the particular application. The Company is currently marketing five configurations of the Thin Cell battery which range in capacity from 30 milliampere-hours to 3,000 milliampere-hours.

         The Company has developed prototype Thin Cell batteries and is currently marketing these batteries to OEMs for applications such as security badges, smart cards, computer access cards and personal communication devices. The Company believes that its Thin Cell batteries offer a number of performance characteristics which makes them attractive to OEMs for introduction in current and future applications including high energy density, light weight and flexibility in the shape and size of the battery. The Company believes that acceptance by OEMs is necessary to create a significant commercial market for its Thin Cell batteries.

         The Company has developed a pilot production process for prototype Thin Cell(TM) batteries at its Newark, New York, facility. Although the Company has not constructed an automated production facility for the Thin Cell battery, the Company believes that such a facility can be constructed on the basis of this process with readily available mechanical and automation technology.

3-Volt Lithium Battery

         The Company has developed and is producing a 3-volt lithium-manganese dioxide battery based on the technology and physical configuration of the 9-volt lithium battery. By configuring the three 3-volt cells in parallel, rather than in a series as in the 9-volt battery, the Company is able to produce a 3-volt battery which it believes offers the highest energy density for a commercially available 3-volt battery. The high energy density makes it suitable for applications requiring high current pulses, such as radio transmitters and receivers, and remote utility meter reading systems.

         The Company currently sells its 3-volt lithium batteries to Dayton-Granger, Inc. for emergency beacons for commercial aircraft and Schlumberger for residential gas meters. The Company produces the 3-volt lithium battery on the same automated production equipment as its 9-volt lithium battery.


Ultralife's Advanced Rechargeable Battery

         The Company's advanced rechargeable battery is based on lithium-ion solid-polymer technology. The battery is composed of a lithiated manganese dioxide cathode, a carbon anode and a solid-polymer electrolyte, all of which are flexible. The battery's construction provides for the high performance characteristics of lithium-based batteries, particularly high energy density, while eliminating the use of lithium metal and a liquid electrolyte. By eliminating the use of lithium metal, the Company's battery is not subject to the formation of dendritic lithium metal structures upon multiple rechargings, which the Company believes will result in superior cycle life for its battery. Additionally, use of a flexible solid-polymer electrolyte, rather than a liquid electrolyte, reduces the battery's overall weight and volume, and allows for increased flexibility in conforming batteries to the variety of shapes and sizes required by various OEMs. The following table sets forth the performance characteristics of the four rechargeable battery technologies that the Company believes represents its most significant current or potential competition. Lead-acid, nickel-cadmium and nickel-metal hydride batteries are the predominant commercially available rechargeable batteries. Lithium-ion liquid electrolyte technology, such as lithium-cobalt oxide and lithium-nickel oxide, are battery technologies that are achieving market acceptance.

                        Comparison of Rechargeable Battery Technologies

                                 Energy Density
                                 --------------

                                                                       Safety          Memory          Cycle           Environ-
Technology                                  Wh/kg         Wh/1         Profile         Effect         Life(1)           mental
----------                                  -----         ----         -------         ------         -------          --------
Ultralife lithium-ion
   solid polymer (2)                       100-125      175-200          Good            No        less than 500          OK

Lead-acid (3)                               35-46       110-120       Acceptable         No                  500      Problem (7)

Nickel-cadmium (3)                          40-55       100-150       Acceptable        Yes                  500        Problem
                                                                                                                         (7)

Nickel-metal hydride (3)                    50-60       125-300       Acceptable         No                  500        Problem
                                                                                                                         (7)

Lithium-ion liquid
   electrolyte (3)                         125(6)       300(6)        Concern (4)        No                  800       Yes/No (5)


(1)  Cycle life to 80% of rated capacity and 100% depth of discharge.
(2)  Based on the Company's tests.
(3) Data compiled from industry sources and sales literature of other battery manufacturers.
(4)  Potential problems associated with volatile liquid electrolyte
(5) Lithiated cobalt oxide and lithiated nickel oxide problems: other oxides acceptable
(6)  Approximate
(7)  Contain heavy metal


         There can be no assurance that the Company's rechargeable batteries will achieve those levels of performance required for commercial viability.

         In addition to its high energy density and long cycle life, the Company's lithium-ion solid-polymer battery is not subject to the memory effect common in nickel-cadmium batteries.

         The Company intends to develop configurations of its advanced rechargeable batteries in consultation with potential OEM purchasers for use in portable electronic devices such as cellular telephones, portable computers and video camcorders. The Company is currently producing its advanced rechargeable batteries in limited quantities for testing purposes by selected OEMs and is planning commercial-level production facilities. There can be no assurance that the Company will be able to successfully complete the development and production of the advanced rechargeable batteries or that such technology will gain market acceptance. See "Competition."

              In November, 1994, the Company signed an exclusive development and supply agreement with a major communications company for its advanced rechargeable lithium-ion solid-polymer battery. Under the terms of this agreement, the communications company provided a portion of the funds to finalize the development of the battery to meet its particular specifications, and if an acceptable prototype is not delivered, then one-half of the funds provided would be returned by Ultralife. The communications company shall have exclusivity for the battery in the wireless telecommunications market, but the agreement does not preclude sales of these rechargeable batteries in other markets, such as for use in laptop computers.

              The agreement was amended on March 28, 1996. Under the amended agreement the major communications company waived their rights to receive reimbursement of half their development funding; agreed to provide $300,000 for development funding and an extension of the period of exclusivity to the end of 1998 (previously it was the end of 1997), and agreed to advance $334,000 towards the shipment of mass-produced batteries scheduled to commence in the first half of calendar 1997. Also, under the new agreement the firm placed a order for a minimum of five (5) million batteries to be delivered during the period of exclusivity.

         At present, the Company has, at its Newark, New York, facility, a pilot production line consisting of a manual assembly and packaging line for the production of limited quantities of its advanced rechargeable batteries for internal testing and customer sampling. The Company will need to expend a significant amount of capital to begin commercial production of its advanced rechargeable batteries. The automated production of the Company's lithium-ion solid-polymer rechargeable battery will require the design and manufacture of a number of items of production equipment by third-party vendors. Much of this equipment needs to be custom designed and manufactured for the Company and some items may require a substantial lead-time for delivery. The Company believes that it has determined what equipment it needs in order to begin automated, commercial volume production of its rechargeable battery and has entered into contracts for those items with the longest lead-time. There can be no assurances however that the equipment designed will properly produce the rechargeable batteries in commercial volume, as to the length of the time that will be required for the Company's various vendors to supply the necessary equipment, or that the Company will be successful in developing commercial scale production facilities for its advanced rechargeable batteries.

Competition

         Competition in the battery industry is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. The Company competes against companies producing lithium-based batteries as well as other primary and rechargeable battery technologies. The Company competes on the basis of price, performance and reliability. There can be no assurance that the Company's technology and products will not be rendered obsolete by developments in competing technologies which are currently under development or which may be developed in the future or that the Company's competitors will not market competing products which obtain market acceptance more rapidly than those of the Company.

       In the 9-volt battery market, the principal competitive technologies currently encountered are alkaline and carbon-zinc. Duracell International, Inc., Eveready Battery Company Inc. and Rayovac Corp., among others, currently manufacture alkaline and carbon-zinc batteries.

         In the high rate lithium battery market, the principal competitive technologies are lithium sulfur dioxide and lithium-thionylchloride batteries. Saft-Soc des ACC, Ballard Power Systems Inc. and Power Conversion, Inc., among others, currently manufacture high rate lithium sulfur dioxide batteries. The Company believes that the lithium-manganese dioxide technology in its high rate batteries offers greater reliability over longer periods without the negative environmental effects of sulfur dioxide and thionylchloride. The Company also manufactures sea water batteries and believes that its competitors for those products are Saft-Soc des ACC and Eagle-Picher Industries.

         The 2/3A lithium battery supplied through the China Development Program will compete with companies such as Duracell International, Inc., Sanyo Electric Co. Ltd., Panasonic International and Maxell Corp. of America in the 2/3A battery market.

         The Thin Cell batteries are expected to compete on the basis of their unique technology and performance characteristics. The Company will compete with major battery producers, such as Gould Electronics, which use competing technologies such as low rate lithium thin cell batteries. There can be no assurance that the Company's products will be able to compete effectively with these alternative products.

         The 3-volt battery's primary competitors include Maxell Corp. of America, Tadiran Limited, Saft-Soc des ACC and Power Conversion, Inc., all of which use lithium-thionyl chloride technology to produce 3-volt batteries.

         In the rechargeable battery market, the principal competitive technologies include lead-acid, nickel-cadmium, nickel-metal hydride and lithium-ion liquid electrolyte technology. Major lead-acid manufacturers include Delco Products, Johnson Controls Inc., Exide Corp., and Yuasa Battery Co. Ltd.. Eveready, Inc., Sanyo Electric Co. Ltd., and Gould Electronics, among others, currently manufacture nickel-cadmium batteries. Manufacturers of nickel-metal hydride batteries include Sony Corp., Toshiba Corp. and Matsushita Electric Industrial Co. Ltd. Lithium-ion liquid electrolyte batteries, primarily based on lithium-ion cobalt oxide and lithium-ion nickel oxide technologies, are manufactured by Saft-Soc des ACC, Sony Corp., Toshiba Corp. and Sanyo Electric Co. Ltd., among others.

         Lithium-ion liquid electrolyte batteries offer significant advantages over lead-acid, nickel-cadmium and nickel-metal hydride batteries currently in use and the Company expects that technology to be the most significant competition for its advanced rechargeable battery. Sony Corp. and other manufacturers currently offer lithium-ion liquid electrolyte batteries to consumers and to OEMs in substantial volumes, and have publicly announced that they may substantially increase manufacturing capacity. As OEMs frequently require substantial lead times to design new batteries for their products, the availability of lithium-ion liquid electrolyte batteries could materially adversely affect the demand for, and market acceptance of, the Company's advanced rechargeable battery.

         Lithium-ion liquid electrolyte batteries used in laptop computers and cellular phones have been reported to have had incidences causing user safety concerns. There is a significant difference between these liquid electrolyte cells and the Company's Solid State System, which uses a unique solid polymer electrolyte and is fundamentally safer than lithium-ion batteries containing a liquid electrolyte. Liquid lithium-ion cells, such as those that reportedly caused the flames in the laptops, use a flammable liquid electrolyte contained within a cylindrical metal housing. Under abusive conditions, where external temperatures are extremely high, these cells can build up significant internal pressure. If the pressure reaches a high enough level, the cells can vent, causing the liquid electrolyte to be dispersed into the high-temperature environment. If the temperature is high enough, flames can result. The Company's advanced rechargeable batteries utilize a solid polymer electrolyte that has no liquid and thus cannot leak. Moreover, because the electrolyte is solid, the Ultralife cells do not require a cylindrical metal housing. Rather, they are packaged within a foil laminate. Under the same abusive conditions that could cause flame from liquid lithium-ion cells, Ultralife believes that its cells will perform safely.

         In addition to the currently marketed technologies, a number of companies are currently undertaking research and development of advanced rechargeable lithium batteries, including lithium-metal solid-polymer batteries. Valence Technology, Inc. has developed prototype solid-polymer batteries and is constructing commercial-scale manufacturing facilities. The Company believes that other research and development activities on solid-polymer batteries are underway at Hydro-Quebec in Canada, at W.R. Grace & Co., 3M, Duracell, Gould Electronics, Johnson Controls Inc. in the U.S. and at other companies in both the U.S. and Japan. No assurance can be given that such companies will not develop batteries similar or superior to the Company's lithium-ion solid-polymer rechargeable batteries.

         Although other entities may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. Through its experience in battery manufacturing, the Company has also developed expertise which it believes would be difficult to reproduce without substantial time and expense.

Research and Development

         The Company conducts its research and development in both Newark, New York, and Abingdon, England. The Company is directing its research and development efforts toward design optimization of Thin Cells, 3-volt batteries and advanced rechargeable batteries. Each of those batteries has a broad range of potential applications in consumer, industrial and military markets including cameras, cellular telephones, and portable computers. No assurance can be given that such efforts will be successful or that the products which result will be marketable.

         During the years ended June 30, 1996, 1995 and 1994, the Company expended approximately $3,688,687, $2,685,313 and $1,481,211, respectively, on Company-sponsored research and development. The Company currently expects that research and development expenditures will increase significantly as it continues to advance its technology and develop new products. The Company will seek to fund part of its research and development effort on a continuing basis from both government and non-government sources.

         The U.S. government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has successfully completed the initial stages of two government-sponsored programs to develop new configurations of the Company's lithium-manganese dioxide battery and has received authorization to proceed with additional stages of these contracts. These two contracts are for the development of "flat pack" lithium primary batteries. The Company was also awarded an additional cost sharing contract by the Advanced Research Project Agency of the Department of Defense ("ARPA") under which ARPA, during the two years commencing September 1994, is paying an average of 45% of the first $1,647,000 (or $738,000) of research costs to develop an improved solid-polymer electrolyte. The Company will have completed this contract by the end of the first quarter of fiscal 1997. Under the Company's contracts with the government, the Company is required to grant the government a royalty-free license to any technology or products derived from research and development funded by the government, and may be required, under certain circumstances, to grant a similar license to other government contractors. If granted, such contracts are dependent upon continued government funding and may be canceled. Although the Company hopes to continue to receive government research and development contracts, there can be no assurance that it will be successful in doing so.

         In addition, the Company has entered into a collaborative agreement with Lockheed Missiles & Space Co., Inc. to develop an advanced rechargeable battery system based on Ultralife's lithium-ion solid polymer technology. This battery system is intended to be used for various military and aerospace applications, including space satellites, missile launching systems, and portable communications devices.

Sales and Marketing

         The Company has initially targeted sales of its batteries to the OEM market in the U.S., with a focus on manufacturers of security and safety equipment, medical devices and specialty instruments. The Company's primary strategy for entering the OEM market is to pursue marketing alliances with OEMs that utilize its batteries in their products, commit to cooperative research and development or marketing programs and recommend the Company's products for replacement use in their products. The Company seeks to capture a significant market share for its products within its initially targeted OEM markets, which the Company believes, if successful, will result in increased product awareness at the end-user or consumer level. Ultralife UK targets the military and industrial markets through direct sales and the efforts of its distributors.

         The Company sells its products directly to OEMs in the U.S. and abroad and has contractual arrangements with 44 sales representatives who market the Company's products on a commission basis in particular areas. The Company also distributes its products through distributors in the U.S., Canada, Europe, Middle East, Australia and Asia that purchase batteries from the Company for resale. The Company employs a staff of marketing personnel in the U.S., Germany, and England including a vice president of sales, a marketing manager, a national sales manager, a European sales director, a technical sales manager, and a number of regional sales managers, who are responsible for direct sales, supervising the sales representatives and distributors, and other marketing and distribution activities. The Company operates on a purchase order basis and has a number of long-term sales contracts with customers, including the U.S. government.

         The Company plans to expand its marketing activities as part of its strategic plan to increase sales of its batteries by emphasizing sales to those major OEM customers that account for the largest portion of battery usage in their market segment. The Company is addressing these markets through direct contact by its sales and technical personnel, use of sales representatives and stocking distributors, manufacturing under private label and promotional activities. The Company is also selling the 9-volt battery to the consumer market through limited retail distribution. The Company's warranty on its products is limited to replacement of the product.

         In fiscal 1996, one customer accounted for $1.9 million in revenues, or 12.5% of total revenues. This customer did not generate revenues in excess of 10% during 1995 and is not expected to for fiscal 1997. The Company believes that loss of this customer will not have an adverse material effect on the Company. The Company has not been marketing its products for a sufficient period to determine whether OEM or consumer sales are seasonal, although the Company has experienced slightly slower sales to OEMs in the Company's third fiscal quarter and slightly higher retail sales during the Company's fourth fiscal quarter.

         The Company's sales are executed primarily through purchase orders with scheduled deliveries on a weekly or monthly basis. Those customers with immediate needs are usually satisfied within only a few business days. At the end of this fiscal year backlog is not material.

Patents, Trade Secrets and Trademarks

         The Company holds a number of patents in the U.S. and foreign countries, including a number of patents acquired with the purchase of the Dowty Assets, and has several patent applications pending. The Company also pursues foreign patent protection in certain countries. Certain of the Company's patents make automated production more cost-effective and protect important competitive features of the Company's products. However, the Company does not consider its business to be materially dependent on patent protection.

         The Company relies on licenses of technology as well as its unpatented proprietary information, know-how and trade secrets to maintain and develop its commercial position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not either develop independently the same or similar information or obtain access to the Company's proprietary information. In addition, there can be no assurance that the Company would prevail if any challenges to intellectual property rights are asserted by the Company against third parties or that third parties will not successfully assert infringement claims against the Company in the future. The Company believes, however, that its success is less dependent on the legal protection that its patents and other proprietary rights may or will afford than on the knowledge, ability, experience and technological expertise of its employees.

         The Company's research and development in support of its advanced rechargeable battery technology and products are currently based, in part, on non-exclusive, technology transfer agreements. The Company made an initial payment for such technology and is required to make royalty and other payments for products which incorporate the licensed technology. The license continues for the respective unexpired terms of the patent licenses, which range from 2003 to 2010, and continues in perpetuity with respect to other licensed technical information. The Company has not made any sales of products based on this agreement.

         The Company's employees in the U.S. and England are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by the Company. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for a period of one year thereafter. There can be no assurance that these agreements will be enforceable by the Company.

         Ultralife(R) is a registered trademark of the Company.

Manufacturing and Raw Materials

         The Company manufactures its products at its leased facilities in Newark, New York, and Abingdon, England, from raw materials and component parts that it purchases. The Company believes that its Newark manufacturing facility, which was originally established by Kodak and includes equipment purchased by Kodak for approximately $18 million, is one of the most automated and efficient lithium battery production facilities in the world. Based on the equipment currently at the Newark facility, the Company believes that it has the capability of producing approximately nine million 9-volt batteries per year, which could be increased to approximately 25 million units. The manufacturing facility in Abingdon, England, is currently engaged in enhancing its production facilities so that it will be capable of producing an average of 350,000 high rate lithium batteries per year. The facility also has research and development laboratories as well as areas for the manufacture of sea water batteries and the packaging of multi-cell battery packs. Both of these production processes are labor intensive and the Company will consider additional automation if it determines that added volume will make it cost-effective. The Company is currently producing batteries at a rate far below its maximum capacity in both facilities.

         The Company utilizes lithium in foil form and other metals and chemicals in manufacturing its batteries. Although the Company knows of only three suppliers that extrude lithium into foil and provide such foil in the form required by the Company, it does not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities its requires. Certain materials used in the Company's products are available only from a single source or a limited number of sources. Additionally, the Company may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although the Company believes that alternative sources are available for each of the materials it uses and that, if necessary, the Company would be able to redesign its products to make use of an alternative, any interruption in its supply from any supplier that serves currently as the Company's sole source could delay product shipments and adversely affect the Company's financial performance and relationships with its customers. All other raw materials utilized by the Company are readily available from many sources.

Battery Safety; Regulatory Matters; Environmental Considerations

         Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use. However, the Company's primary battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. A fire occurred in August 1991, at the Company's Newark, New York, facility. In July 1994 and September 1995, fires also occurred at the Company's Abingdon, England, facility. Each of these fires temporarily interrupted certain manufacturing operations in a specific area of the facility. The Company believes that it has adequate fire insurance to protect against fire hazards in its facilities.

         Since lithium metal reacts with water and water vapor, certain of the Company's manufacturing processes must be performed in a controlled environment with low relative humidity. Each of the Company's facilities contains dry rooms as well as specialized air drying equipment.

         The Company's 9-volt battery is designed to conform to the dimensional and electrical standards of the American National Standards Institute and the 9-volt battery and 3-volt battery are recognized under the Underwriters Laboratories, Inc. Component Recognition Program.

         The transportation of batteries containing lithium metal is regulated by the International Air Transportation Association ("IATA") and, in the U.S., by the U.S. Department of Transportation, as well as by certain foreign regulatory agencies that consider lithium metal a hazardous material. The Company currently ships its products pursuant to IATA regulations and ships the 9-volt battery in accordance with U.S. Department of Transportation regulations.

         National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers of the Company which could adversely affect the demand for the Company's products. There can be no assurance that additional or modified regulations relating to the storage, use and disposal of chemicals used to manufacture batteries or restricting disposal of batteries will not be imposed.

Acquisition of Dowty Assets

         Effective June 10, 1994, Ultralife UK acquired the business, including the property, equipment, inventories, accounts receivable and payable and intellectual property rights, of Dowty. The purchase price for the Dowty Assets was (pound)900,000 (the equivalent of US $1,367,550 at the exchange rate on June 10, 1994), and was paid from the Company's working capital. As additional consideration for the acquisition, the Company assumed certain liabilities and agreed to pay Dowty royalty payments equal to 1.5% of the gross invoice amount of certain products sold to certain customers, up to a maximum of $542,000.

China Development Program

         In July 1992, the Company, in connection with the China Development Program, entered into several agreements related to the establishment of a manufacturing facility in Changzhou, China, for the production and distribution in and from China of 2/3A lithium primary batteries based on the Company's technology.

         Pursuant to the China Development Program, Changzhou UPI Battery Limited Liability Company, a company organized in China ("China Battery"), purchased from the Company certain technology, equipment, training and consulting services relating to the design and operation of the lithium battery manufacturing plant. China Battery is required to pay approximately $6.0 million to the Company over the first two years of the agreement, of which approximately $5.6 million had been paid as of July 31, 1996. The Company is currently attempting to collect the balance due under this contract. The Changzhou UPI Battery Limited Liability Company has indicated that these payments will not be made until certain contractual issues have been resolved.

         The Company is required to purchase, through the China Development Program, 80% of China Battery's production of 2/3A lithium batteries for a period of three years. The price to the Company for the batteries it purchases is to be a competitive price that will vary on the basis of market conditions and other factors, including quality and delivery terms, determined by negotiations between the parties, at the time of each purchase order. The Company has the exclusive right to sell outside China the batteries it purchases from China Battery, but the Company's purchase obligation is not contingent on its resale capability.

         China Battery's manufacturing facility has been designed to have an initial production capacity of 8,000 batteries per day, with fully operational production capacity of up to 20,000 batteries daily. The Company expects that batteries manufactured through the China Development Program will be available in calendar 1997.

         The Company is required to make payments of approximately $400,000 to the China Development Program, of which approximately $283,500 has been paid to date, with the balance payable when the factory is operational. Additionally, the Company was required to pay certain commissions to H&A Company, a California-based international technology broker, in connection with payments made to the Company by China Battery. The Company has two representatives on the seven-member Board of Directors which governs the China Development Program, certain actions of which require unanimous approval.

         The China Development Program may involve certain risks and special considerations not typically associated with operations in the U.S., including
(i) greater economic and political uncertainty, (ii) tighter currency exchange and other controls on payment of funds to foreign corporations, repatriation of funds and on the ability to exchange local currencies for U.S. dollars, (iii) greater governmental involvement in and control over the economy, (iv) a discontinuance of Chinese government support of the economic reform programs implemented in 1978 and a return to the centrally planned economy that existed prior to 1978 and (v) the risk of nationalization or expropriation of assets. China does not have a consolidated body of laws governing enterprises such as that in which the Company is involved, and certain matters are addressed only in local laws and regulations, if at all. These local laws and regulations are subject to change or preemption by national laws that may be adopted by China in the future. There can be no assurance that the Company will be able to enforce the terms of the agreements relating to the China Development Program if a dispute should arise.

Employees


         As of June 30, 1996, Ultralife Batteries, Inc. employed 393 persons; 80 in research and development, 274 in production and 39 in sales, administration and management. Of the total, 303 are employed in the U.S. and 90 in England. None of the Company's employees are represented by a labor union. The
Company considers its employee relations to be satisfactory.

Glossary of Technical Terms


 Anode The negative electrode in a battery which releases electrons to an external circuit and accepts ions from the electrolyte.

 Battery An electrochemical apparatus used to store energy and release it in the form of electricity.

 Cathode The positive electrode in a battery which accepts electrons from the external circuit and releases ions into the electrolyte.

 Cell The basic electrochemical unit of a battery, composed of an anode, cathode, an electrolyte and, in many cases, a separator, which is capable of storing and generating electrical energy.

 Cycle The discharge and subsequent recharge of a rechargeable battery.

 Discharge Profile                     The variation in a battery's voltage as
                                       energy is removed over time.

 Electrodes                            The energy storing components of a
                                       battery, consisting of anodes and
                                       cathodes.

 Electrolyte                           The ion transport medium between the
                                       anode and cathode in a battery.

 Energy Density                        The total electrical energy stored in a
                                       battery, expressed as a function of the
                                       battery's volume in watt-hours per liter, or as a function of weight, in watt-hours per kilogram.

 High Rate                             Battery A battery capable of discharging
                                       substantially all of its energy over a
                                       relatively short period of time (less
                                       than 10 hours).

 Low Rate Battery A battery capable of discharging substantially all of its energy over a relatively long period of time (more than 100 hours).

 Memory Effect                         The cumulative decline in the total
                                       energy capacity of a rechargeable battery created by recharging a battery that has not been fully discharged. The memory effect is prevalent in nickel-cadmium rechargeable batteries.

 Power Density                         The total electrical energy deliverable
                                       by a battery, expressed as a function of the battery's volume in watts per liter, or as a function of weight, in watts per kilogram.

 Shelf-Life                            The time a battery can be stored under
                                       specified conditions and still perform at a specified level.

 Solid-Polymer Electrolyte             An electrolyte based upon a solid-polymer
                                       material that functions both as an ion
                                       transporting medium and separator in thin films.

 Voltage                               The potential difference between the
                                       electrodes of a battery.

 Watt(W)                               A unit of measurement for the power
                                       delivered by a battery.

Battery Types:

 Alkaline A primary battery with an alkaline anode, typically composed of powdered zinc and a mixture of manganese dioxide and carbon powder, packed around a carbon rod cathode with a potassium hydroxide electrolyte.

 Carbon-Zinc                           A primary battery with carbon and zinc
                                       electrodes, and an organic electrolyte;
                                       prior to the introduction of alkaline
                                       batteries, the most common form of
                                       primary battery.

 Lithium-Ion                           A rechargeable battery utilizing lithium
                                       compounds within carbon electrodes. These compounds include lithium-manganese oxide, lithium-cobalt oxide or lithium-nickel oxide within the cathode and an organic electrolyte.

 Lithium-Manganese Dioxide             Primary cell utilizing a lithium anode, a
                                       manganese dioxide cathode and a
                                       non-aqueous organic solvent electrolyte
                                       containing lithium salt.

 Lithium-Polymer                       A rechargeable battery with a lithium
                                       anode, a composite cathode which stores
                                       lithium ions and a solid-polymer
                                       electrolyte.

 Nickel-Cadmium                        A rechargeable battery with nickel and
                                       cadmium electrodes, and a potassium
                                       hydroxide electrolyte.

 Nickel-Metal Hydride                  A rechargeable battery with a
                                       hydrogen-absorbing alloy anode, a nickel compound cathode and a potassium hydroxide electrolyte.

ITEM 2.           PROPERTIES

          The Company leases approximately 95,600 square feet in a facility located in Newark, New York. The Company leases approximately 30,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. The Company's corporate headquarters are located in the Newark facility. The Company also maintains a sales office in Montvale, New Jersey. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. The lease entered into in March 1991 with Kodak for the Newark facility expires in 2003 and currently has an annual rent of $461,950, subject to base rate increases of 4% annually during each year. The Company has a right of first refusal to purchase the Newark leased facility as well as two adjacent buildings.

          In connection with the acquisition by the Company's subsidiary, Ultralife UK, of certain assets and liabilities from Dowty Group, PLC in June 1994, it was provided that Dowty would cause the lease for Dowty's UK facility, located in Abingdon England, to be assigned to Ultralife UK. This lease ( the "UK Lease") was originally entered into in May 1979 by Pension Funds Securities Limited (the "Landlord") with a tenant which assigned the lease to an affiliate of Dowty. However, the Landlord has withheld consent to the assignment of the UK lease to Ultralife UK. In addition, Ultralife UK and the Landlord had a dispute, which has since been settled, as to the allocation of the expense of repairing damages to the roof caused by the fire at the facility in July 1994. In connection with this dispute, the Landlord took the position, that, in the absence of the Landlord's consent to the assignment of the Lease to Ultralife UK, Ultralife is not entitled to remain as a tenant in the facility. However, Ultralife has taken the position, after consultation with UK counsel, that the Landlord's acquiescence to Ultralife UK remaining in the facility, as a tenant, for a period exceeding a year prevents the Landlord from treating Ultralife UK other than as a valid tenant. Discussions are continuing and the Company believes that this matter will be resolved without material detriment to the Company. However, no assurances can be given that this will be the case. The term of the UK Lease continues until May 2004. It currently has an annual rent of $250,000 and is subject to review every five years based on current real estate market conditions. A review was to occur in May 1994 and has not yet been requested by the Landlord. Based on the real estate market in the Abingdon area, the Company believes that if such review occurs, it will not result in a substantial increase in rent.

ITEM 3.           LEGAL PROCEEDINGS

          (a)     The Company is not a party to any material litigation.
          (b) No legal proceedings were terminated during the fiscal quarter ended June 30, 1996.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

Market Information

         The Company's Common Stock is included for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ULBI."

         The following table set forth the quarterly high and low sales prices of the Company's Common Stock during the Company's last two fiscal years:


                                                             Sales Prices
                                                       ------------------------
                                                         High            Low
                                                       --------       ---------
Fiscal Year 1995
Quarter ended September 30, 1994..................      $16.25         $12.75
Quarter ended December 31, 1994...................       22.00          15.25
Quarter ended March 31, 1995......................       18.00          11.50
Quarter ended June 30, 1995.......................       18.50          14.75

Fiscal Year 1996
Quarter ended September 30, 1995..................      $24.75         $14.75
Quarter ended December 31, 1995...................       24.50          16.75
Quarter ended March 31, 1996......................       24.00          10.50
Quarter ended June 30, 1996.......................       16.25          12.38

On September 16, 1996, the Company's common stock closing price was $11.00 per share.

Holders

         As of September 16, 1996, there were 183 holders of record of the Company's Common Stock. Based upon conversations with brokers, management of the Company believes that there are significantly more than 183 beneficial holders of the Company's Common Stock.

Dividends

         The Company has never declared or paid any cash dividend on its capital stock. The Company intends to retain earnings, if any, to finance future operations and expansion and , therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA

Statement of Operations Data:


                                                                        Year Ended June 30,
                                         --------------------------------------------------------------------------------
                                               1996            1995            1994            1993            1992
Revenue:
   Battery sales                         $  12,623,646     $ 11,212,643   $   2,889,193    $  1,816,696    $   1,412,844
   Technology contracts                      2,477,887        3,430,640       2,424,356       2,073,097          106,977
                                         --------------------------------------------------------------------------------
Total Revenue                               15,101,533       14,643,283       5,313,549       3,889,793        1,519,821
Cost of products sold:
   Battery costs                            12,317,486       10,900,049       3,167,653       2,511,859        1,970,728
   Technology contracts                        936,053        1,873,892       1,781,043         593,518           99,978
                                         --------------------------------------------------------------------------------
Total cost of products sold                 13,253,539       12,773,941       4,948,696       3,105,377        2,070,706
                                         --------------------------------------------------------------------------------
Gross profit (loss)                          1,847,994        1,869,342         364,853         784,416         (550,885)
Selling, general and
   administrative expenses                   4,993,644        4,262,545       2,879,085       1,527,646        1,293,350
Research and development
   expenses                                  3,688,687        2,685,313       1,481,211         658,139          256,336
                                         --------------------------------------------------------------------------------
Loss before interest income, net,
   other and taxes                          (6,834,337)      (5,078,516)     (3,995,443)     (1,401,369)      (2,100,571)
Interest income (expense), net               2,016,831        1,721,682         835,585         350,085           90,422
Gain on sale of securities                   1,930,056
Provision for loss on fire                    (351,902)
Other income, net                                               (34,844)         22,498         237,648          350,100
                                         --------------------------------------------------------------------------------
Loss before income taxes                    (3,239,352)      (3,391,678)     (3,137,360)       (813,636)      (1,660,049)
Income taxes                                         0                0               0               0                0
                                         --------------------------------------------------------------------------------
Net loss                                 $  (3,239,352)   $  (3,391,678)   $ (3,137,360)   $   (813,636)   $  (1,660,049)
                                         ================================================================================
Net loss per common share                $       (0.41)   $       (0.50)   $      (0.57)   $      (0.20)   $       (0.61)
                                         ================================================================================
Weighted average number
   of shares outstanding                     7,814,302        6,747,374       5,498,749       4,032,040        2,704,706
                                         ================================================================================

Balance Sheet Data:

                                                           June 30,
                                                ----------------------------
                                                  1996                1995
                                                --------            --------
Cash and
   available-for-sale securities            $    35,069,028      $   46,736,428
Working capital                                  32,649,593          32,705,379
Total assets                                     60,632,929          62,593,148
Long-term debt                                            0                   0
Stockholders' equity                        $    56,434,766      $   57,957,034





ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

         The Company was formed in December 1990. On March 12, 1991, the Company acquired certain technology and assets from Kodak relating to the 9-volt lithium-manganese dioxide battery that was developed originally by Kodak. Since its inception, the Company has concentrated significant resources toward research and development activities related to its unique Solid State System(TM) (SSS(TM)) lithium-ion rechargeable battery, the 9-volt battery and other lithium-based battery technologies.

         The Company has successfully modified the 9-volt battery and is currently producing it in commercial quantities at its Newark, New York facility. The Company has also begun marketing additional products, including a 3-volt battery and Thin Cell batteries. In addition, the Company has shipped prototypes of its rechargeable batteries for testing to original equipment manufacturers and others. Rechargeable battery manufacturing equipment is planned for installation in Newark, NY during the fourth calendar quarter of 1996.

         On June 10, 1994, a subsidiary of the Company acquired certain assets and related business of Dowty Group PLC, a leading manufacturer of lithium and sea water batteries based in Abingdon, England. For the fiscal year ended June 30, 1995 ("fiscal 1995") the results of operations in England were included for the entire year.

         The Company believes that its results of operations in prior periods may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

         The Company reports the results of two business segments, battery sales and technology contracts. Technology contracts include technological and research and development services to government agencies and other third parties. In fiscal 1996, 1995 and 1994, revenue from technology contracts represented approximately 16%, 23%, and 46% respectively, of the total revenues. The Company expects revenues from technology contracts as a percentage of total revenues to continue to decrease as battery sales increase and sales of technology to the China Development Program are completed. Certain of the Company's research and development costs are absorbed by certain of its technology contracts, including those with the U.S. government.

         The Company believes that the relatively moderate rate of inflation in recent years has not had a significant impact on the Company's revenues or profitability.

                                     1996             1995            1994
                                 ------------     ------------    ------------
       Net Sales by
       Business Segment
       ----------------

       Battery sales             $ 12,624,000     $ 11,213,000    $  2,889,000
       Technology contracts         2,478,000        3,430,000       2,425,000
                                 ------------     ------------    ------------
       Total revenue             $ 15,102,000     $ 14,643,000    $  5,314,000

       Earnings (Loss) by
       Business Segment
       ------------------

       Batteries                 $ (5,011,000)    $ (3,347,000)   $ (3,622,000)
       Technology contracts           524,000          413,000         643,000
       General administration       1,248,000         (458,000)       (158,000)
                                 ------------     ------------    ------------
       Net loss                  $ (3,239,000)    $ (3,392,000)   $ (3,137,000)

Results of Operations

Fiscal Years Ended June 30, 1996 and 1995

         Total revenues increased by $458,000 or 3% to $15,102,000 during the year ended June 30, 1996 (fiscal 1996) from $14,643,000 for the year ended June 30, 1995 (fiscal 1995). Sales of batteries increased to $12,624,000 during fiscal 1996 from $11,213,000 for the same period of the prior year, an increase of 13% or $1,411,000. Revenues from technology contracts decreased by $953,000 or 28% to $2,478,000 for fiscal 1996 from $3,431,000 for fiscal 1995. The increased battery revenues were generated by the U.S. operations where sales of primary batteries rose 69% reflecting a substantial increase in the number of batteries sold to both existing and new customers. In the U.K. operations, battery sales declined 36% primarily as a result of a fire which occurred during the year. Technology contract revenues declined as the Company's contract relating to the establishment of a battery manufacturing facility in The Peoples Republic of China is in its final stage.

         The cost of products sold increased to $13,254,000 for fiscal 1996 from $12,774,000, an increase of $480,000 or 4%. As a ratio to revenues, the cost of products sold was 88% for fiscal 1996 and 87% for fiscal 1995. Cost of products sold related to battery sales increased to $12,317,000 or 98% of revenues for fiscal 1996 compared to $10,900,000 or 97% for fiscal 1995. Manufacturing operations in the U.S. improved slightly in fiscal 1996 compared to the prior year. This net improvement occurred despite a production slowdown in the fourth fiscal quarter caused by reduced levels of battery sales. In the U. K., the cost of batteries sold increased substantially during fiscal 1996 when compared to 1995 primarily due to a fire during the year. Technology contract cost of products sold decreased to $936,000 or 38% of revenues during fiscal 1996 from $1,873,892 or 55% of revenues for the same period of the prior year. The increased gross margin during fiscal 1996 reflects payments received for development funding and extension of the period of exclusivity until the end of calendar 1998 from one of the world's leading cellular telephone manufacturers. These payments had no associated cost of products sold.

         Total operating expenses increased to $8,682,000 for fiscal 1996 from $6,948,000 for the same period of the prior year; an increase of $1,734,000 or 25%. Of this total, selling, general and administrative expenses increased $731,000 or 17% due to additional costs to promote battery sales. Research and development increased to $3,689,000 during fiscal 1996 from $2,685,000 for fiscal 1995; an increase of $1,003,000 or 37%. This increased cost is associated with continuing support of the Company's rechargeable battery program. The Company has expended funds to continue development of the lithium-ion solid-state rechargeable battery in anticipation of market introduction during fiscal 1997.

         Net interest income increased to $2,017,000 during fiscal 1996 from $1,722,000 for fiscal 1995 due to increasing interest rates during the twelve month period. The Company realized a gain on the sale of 123,200 shares of Intermagnetics General Corporation (IMG) common stock it sold during the year. As of September 30, 1996, the Company owns 339,016 shares of common stock of IMG. This includes a 2% stock dividend declared to IMG shareholders of record as of August 1, 1996. During fiscal 1996, the Company provided a reserve against possible uninsured expenses related to the fire which occurred at the U.K. operations during fiscal 1996.

         Net loss per common share decreased during fiscal 1996 to $0.41 based on 7,814,302 weighted average number of shares outstanding from $0.50 per share based on 6,747,374 weighted average number of shares outstanding during fiscal 1995. The modest increase in revenues, 3%, was offset by additional cost of products sold so that gross profit for fiscal 1996 was unchanged from 1995. Additional operating expenses, primarily research and development to support the Company's developmental lithium-ion solid-state rechargeable battery resulted in an increased loss from operations during fiscal 1996 when compared to 1995. This increased loss from operations was more than offset by the realized gain from the sale of securities and additional interest income. As a result, net loss for fiscal 1996 was $3,239,000 compared to $3,392,000 for fiscal 1995.

Fiscal Years Ended June 30, 1995 and 1994

         Total revenues increased by $9,329,000 or 176% during fiscal 1995 to $14,643,000 from $5,314,000 for fiscal 1994. This was principally due to an increase of battery sales in the amount of $8,324,000 or 288% to $11,213,000 during fiscal 1995 from $2,889,000 for fiscal 1994. This increase is primarily attributable to revenues generated by the Company's subsidiary located in England. During 1995, $6,058,000 of battery sales were generated from these operations compared to $275,000 for fiscal 1994. The increase in the subsidiary's revenues resulted from inclusion of those operations for all of fiscal 1995, but only one month during fiscal 1994. U.S. battery sales increased by $2,541,000 or 97% to $5,155,000 for fiscal 1995 compared to $2,614,000 for fiscal 1994. The increased revenues in the U.S. resulted from the sales of an increased number of the Company's 9-volt batteries sold. Revenues generated by technology contracts increased to $3,430,000 for fiscal 1995 compared to $2,425,000 for the prior year. This increase of $1,005,000 or 41% was the result of new contracts with a major telecommunications company and various U.S. government agencies.

         The cost of products sold increased to $12,774,000 for fiscal 1995 from $4,949,000 for fiscal 1994. As a ratio to revenues, the cost of products sold was 87% for fiscal 1995 and 93% for fiscal 1994. Cost of products sold related to battery sales increased to $10,900,000 or 97% of revenues for fiscal 1995 compared to $3,168,000 or 110% of revenues for fiscal 1994. This improvement is the result of increasing production efficiencies due to additional manufacturing volume. Technology contracts cost of products sold experienced a modest increase of $93,000 or 5% during fiscal 1995 to $1,874,000 for fiscal 1995 compared to $1,781,000 for fiscal 1994.

         Total operating expenses increased to $6,948,000 for fiscal 1995 compared to $4,360,000 for fiscal 1994. Selling, general and administration expenses increased to $4,263,000 for fiscal 1995 from $2,879,000 for fiscal 1994; an increase of $1,384,000 or 48%. Approximately $760,000 of this increase is attributable to the Company's U.K. subsidiary which was consolidated for an entire year for fiscal 1995 but only a single month for fiscal 1994. The remainder of the increased selling, general and administrative expenses was caused by additional sales personnel and expenses to promote battery sales. The Company anticipates that selling expenses will continue to increase in order to support new products planned to be introduced during fiscal 1996 and afterwards. Research and development expenses increased by $1,204,000 or 81% to $2,685,000 for fiscal 1995 compared to $1,481,000 for fiscal 1994. This increase is due primarily to increased expenditures incurred to support the rechargeable battery program and continuing efforts to develop other new products.

         Net interest income increased by $886,000 or 106% to $1,722,000 for fiscal 1995 from $835,585 for fiscal 1994, due to interest earned for six months on the funds generated by the Company's common stock offering in December, 1994.

         Net loss per common share decreased to $0.50 in fiscal 1995, based on 6,747,374 weighted average number of shares outstanding, from a loss of $0.57 per share for fiscal 1994 with 5,498,749 weighted average number of shares outstanding. Net revenue and gross margin showed significant improvement during fiscal 1995 compared to 1994. However, operating expenses more than offset the increased gross profit and increased net interest income so that net loss increased by $254,000 or 8% to $3,392,000 for fiscal 1995 compared to $3,137,360 for the prior year.


Liquidity and Capital Resources

         During fiscal 1996, the Company used $5,607,000 of cash in operating activities as compared to $6,986,000 in fiscal 1995. The increase in the cash used in operations was primarily the result of additional inventories and receivables partially offset by an increase of trade payables depreciation and amortization expenses. These expenditures are necessary to fund the record levels of battery sales during fiscal 1996 and to position the Company for increasing sales during fiscal 1997. In fiscal 1996, the Company used $6,694,000 to purchase property and equipment for its Newark, New York facility. Primarily these funds were used to purchase manufacturing equipment for the Company's rechargeable battery production line.

         On June 10, 1994, the Company used $1,368,000 to purchase the Dowty Assets.

         In December 1994, the Company successfully completed its second public offering of common stock. As a result of this secondary stock offering and an initial public offering, the Company has more than $35,000,000 of cash, cash equivalents and available-for-sale securities. The Company's current financial position is adequate to maintain its current level of operations for approximately two years.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and filed as part of this Report are the financial statements and supplementary data listed on Item 14.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         On and effective as of April 16, 1996, Ultralife Batteries, Inc. (the "Company") informed Ernst & Young LLP ("Ernst & Young"), independent certified public accountants, that the Board of Directors of the Company (including the Audit Committee thereof) had decided not to continue the engagement of Ernst & Young, and had approved the engagement of Arthur Andersen LLP ("Arthur Andersen") as the company's new independent certified public accountants to audit the Company's financial statements (beginning with the fiscal year ending June 30, 1996) and to assist the Company in the preparation of its annual and other reports under the Securities Exchange Act of 1934, as amended.

         Ernst & Young's reports on the financial statements for each of the past two fiscal years of the Company ended June 30, 1995 and 1994, respectively ("Applicable Fiscal Years"), did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Applicable Fiscal Years and during the interim period from June 30, 1995 through April 16, 1996, (the "Interim Period"), there were no disagreements between the Company and Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report. There were no reportable events, as that term is described in Item 304(a)(1)(iv) of Regulation S-K. In connection with the filing by the Company of a Report on Form 8-K, dated April 16, 1996, Ernst & Young submitted a letter addressed to the Securities and Exchange Commission in which it agreed with the Company's foregoing statements.

         As stated above, the Company has engaged, effective as of April 16, 1996, Arthur Andersen as its new principal independent certified public accountant to audit the Company's financial statements (beginning with the fiscal year ending June 30, 1996) and to assist in the preparation of annual, quarterly and other reports. Prior to such engagement, the Company (including any of its representatives or agents) did not consult with representatives of Arthur Andersen regarding the application of accounting principles to a specified transaction (either completed or proposed); or the type of audit opinion that might be rendered on the Company's financial statements.

                                    Part III




ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors are as follows:



Name                     Age                 Position

Bruce Jagid               56    Chairman and Chief Executive Officer
Martin G. Rosansky        58    Vice Chairman
Joseph N. Barrella        50    President, Chief Operating Officer and Director
Harold Kramer             57    Vice President of Administration and Corporate
                                   Planning
Robert Cook               52    Controller and Chief Financial Officer
Stanley Lewin             65    Vice President of Operations
Daniel K. Schoenly        61    Vice President, Manufacturing Primary Batteries
James R. Sullivan         59    Vice President of Sales
John R. Welsh             59    Vice President-European Operations
Joseph C. Abeles          81    Treasurer and Director
Richard Hansen            56    Director
Arthur Lieberman          61    Secretary and Director
Carl H. Rosner            67    Director
Stuart Shikiar            50    Director



         Directors and executive officers are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

         Bruce Jagid, a founder of the Company, has been a director and the Company's Chairman since March 1991 and its Chief Executive Officer since January 1992. Mr. Jagid has over 25 years experience in the technical and business aspects of the energy conversion field. Together with Mr. Rosansky, Mr. Jagid founded Power Conversion, Inc. ("PCI") in 1970, where he was the President until January 1989. PCI was sold to Hawker Siddely PLC in 1986. Since January 1989, Mr. Jagid has pursued private investment activities. Prior to joining PCI, Mr. Jagid was employed at Leesona Moos Laboratories from 1965 to 1969 where, at various times, he served as assistant marketing manager and director of developmental engineering. Prior to joining Leesona Moos, he was a Senior Analytical Engineer in the advanced power systems group at Pratt and Whitney Aircraft. Mr. Jagid holds numerous patents in the area of battery technology and has authored several publications on the subject.

         Martin G. Rosansky, a founder of the Company, has been a director since March 1991 and the Company's Vice Chairman since January 1992. Mr. Rosansky, a co-founder of PCI in 1970, has 30 years experience in the engineering, design and production of battery and fuel-cell systems. He was Chairman of the Board, Secretary and Treasurer at PCI from 1970 to January 1989, when he left PCI to pursue private investment activities. PCI was sold to Hawker Siddely PLC in 1986. Prior to joining PCI, Mr. Rosansky was a Research Engineer at American Cyanamid Co., developing and fabricating new energy storage devices. Prior to joining American Cyanamid Co., Mr. Rosansky was a staff engineer at Sonotone Corporation, where his work was directed at the diversification of the company product line through the development of new types of nickel-cadmium batteries, electrochemical systems and associated ancillary equipment. Mr. Rosansky was a project engineer at Leesona Moos Laboratories, where he designed, developed and fabricated fuel cell modules and integrated fuel cell systems. Mr. Rosansky holds numerous patents and has authored several publications in the field of battery technology.

          Joseph N. Barrella, a founder of the Company, has been a director and the Company's President since March 1991 and the Company's Chief Operating Officer since October 1992. Prior thereto, Mr. Barrella spent seven years as Director of Engineering at PCI, from May 1984 to January 1991. Mr. Barrella has been involved in the development and manufacture of lithium batteries for more than 20 years. Prior to joining PCI, Mr. Barrella was the lithium systems project manager at Duracell, working on the initial development of the lithium sulfur dioxide cells. Mr. Barrella began his career in 1968 as an engineer at Grumman Aerospace where he remained for four years, working on the research and development of high rate silver-zinc batteries. He holds a number of patents relating to lithium battery designs and has authored several publications relating to battery technology.

          Harold Kramer has been the Company's Vice President of Corporate Planning and Administration since March 1995. Mr. Kramer is a Chartered Accountant with over 30 years experience directing and managing the financial operations of businesses, primarily in the high technology and entertainment fields. From August 1993 to March 1995, Mr. Kramer was the Vice President for Live Entertainment of Canada, Inc., whose business is producing, licensing and marketing musical works for live theater. Mr. Kramer was employed by Intermagnetics General Corporation ("IGC" or "IMG") from September 1989 to 1993 where he held two positions, first as Senior Vice President of Corporate Operations and then as Senior Vice President of Business Development. Mr. Kramer's responsibilities with IMG included investments and directing their business unit operations.

         Robert Cook has been the Company's Controller since January 1992 and Chief Financial Officer since October 1992. From October 1988 to January 1992, Mr. Cook was Controller for Infodata Systems, Inc., a computer software and consulting company. Mr. Cook, a Certified Public Accountant, worked as an independent consultant from May 1987 to October 1988. From 1981 to 1987 Mr. Cook worked at Bausch & Lomb, Inc., serving in various positions, including Area Financial Manager, Manager of Financial Planning and Analysis and Manager of Finance and Administration. Mr. Cook has also served as Controller for American Hospital Supply Corp. from 1976 to 1981.

          Stanley Lewin has been the Company's Vice President of Operations since October 1991. Mr. Lewin has over 13 years of experience in the lithium battery business. Prior to joining the Company, Mr. Lewin served in various engineering and managerial positions at PCI from 1977 to September 1991. At PCI he was responsible for overall plant operations including manufacturing and production. While at PCI, Mr. Lewin was directly responsible for the establishment of battery manufacturing facilities in New Jersey, Puerto Rico and in the People's Republic of China.

         Daniel K. Schoenly joined the Company as Vice President of Engineering in May 1994. Currently his title is Vice President, Manufacturing Primary Batteries. From January 1990 to May 1994, Mr. Schoenly was the Vice President of Technical Materials, Inc., a subsidiary of Brush Wellman Inc. Prior thereto, from 1982 to January 1990, Mr. Schoenly held various positions at Brush Wellman Inc. Both Brush Wellman Inc. and Technical Materials, Inc. manufacture engineered materials.

          James R. Sullivan has been the Company's Vice President-Sales, since July 1996. From March 1995 through July 1996 he was President of C.C. Communications, Inc., an advertising agency in New Jersey, was in charge of market development for Holt Lloyd International, a car care products company in the UK. Prior to that from November 1976 through November 1994, Mr. Sullivan was Vice-President, in charge of sales and with additional responsibilities for engineering and product development of Power Conversion, Inc., a manufacturer of lithium batteries.

          John R. Welsh has been the Company's Vice President of European Operations and Managing Director of Ultralife Batteries (UK) Ltd since November 1995. Mr. Welsh has over 20 years experience of managing companies in the UK, USA and Germany. From August 1988 until January 1995 he was Marketing and then Divisional Manager for Hoppecke Batteries in Germany which developed and manufactured high rate lithium manganese dioxide batteries, and from February 1995 to October 1995 he was Marketing Manager for industrial nickel cadmium batteries at FRIWO Silberkraft, also in Germany. Prior to joining Hoppecke, Mr. Welsh worked for 15 years for the German company Semikron, a manufacturer of power semi conductors. He was Managing Director of Semikron UK from February 1972 until December 1980 and President of Semikron Inc. Hudson NH until July 1987. Between August 1987 and July 1988 Mr. Welsh was a consultant.

          Joseph C. Abeles, a founder of the Company, has been a director and Treasurer since March 1991. Mr. Abeles, formerly a director of PCI, is a private investor and currently serves as a director of a number of companies, including Intermagnetics General Corporation and Bluegreen Corporation (formerly Patten Corporation). In 1951 he founded Kawecki Chemical Co. and served as Chairman and CEO of Kawecki Berylco Industries from 1969 to 1978.

          Richard Hansen has been a director since July 1993. Mr. Hansen has been President and Chief Executive Officer of Pennsylvania Merchant Group Ltd, an investment banking and venture capital firm, since 1987 and is a director of Computone Corporation.

          Arthur Lieberman has been a director and the Company's Secretary since March 1991. Mr. Lieberman is a founder, and since 1981 has been the senior partner, of Lieberman & Nowak, a legal firm specializing in intellectual property law which for many years has represented clients in the battery industry and related fields. Lieberman & Nowak has represented the Company in connection with certain intellectual property matters. Mr. Lieberman is a director of University Patents, Inc.

          Carl H. Rosner, a director of the Company since January 1992, is the Chairman, President, and Chief Executive Officer of IMG. Mr. Rosner has been Chairman of IGC since its formation and President and Chief Executive Officer since 1984.

         Stuart Shikiar has been a director of the Company since April 1991. Mr. Shikiar has been President of Shikiar Asset Management Inc. since November 1994. From May 1993 to November 1994 Mr. Shikiar was a General Partner at Omega Advisors. From February 1985 to May 1993, Mr. Shikiar was a Managing Director of Prudential Securities Investment Management. Mr. Shikiar serves on the Board of Bluegreen Corporation (formerly Patten Corporation) and IGC.

Section 16(a) Reporting

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Richard Hansen was late in filing two reports covering 12 related transactions, Ian Irving, a former officer, was late in filing a report covering one transaction, Harold Kramer was late in filing his initial form 3, Stanley Lewin was late in filing one report covering one transaction, Carl Rosner was late in filing one report covering three transactions and Martin Rosansky was late in filing one report covering four transactions.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation

         The individuals named in the following tables include, as of June 30, 1996, the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company ("Named Executive Officers").

          The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers for all services in all capacities to the Company and its subsidiary during the Company's fiscal years ended June 30, 1996, 1995 and 1994.

                           Summary Compensation Table

                                                            Long Term Compensation
                                                          -------------------------
                               Annual Compensation             Awards      Payouts
                               ------------------------   -------------------------
                                                              Other                     Securities
  Name and                                                   Annual      Restricted     Underlying                    All Other
  Principal                                                  Compen-       Stock        Options/        LTIP           Compen-
  Position              Year    Salary ($)    Bonus ($)    sation($)(3)   Awards($)      SARs (#)    Payouts ($)      sation ($)
  ---------             ----    ----------   ---------    ------------   ----------    -----------   -----------     -----------

Bruce Jagid             1996    $273,654        $ 0           $33,278          $0             6,000         0             $0
Chief Executive         1995     208,076    111,200            35,545           0           106,000         0              0
   Officer              1994      81,733          0            34,869           0           156,000         0              0

Joseph Barrella         1996     149,808          0            30,649           0             6,000         0              0
President and           1995     139,996     15,000            31,002           0             6,000         0              0
   Chief                1994     134,803          0            34,017           0             6,000         0              0
   Operating
   Officer

Harold Kramer (1)       1996     125,001          0            11,299           0                 0         0              0
Vice President of       1995      40,866          0               940           0            50,000         0              0
   Administration       1994           0          0                 0           0                 0         0              0
   and
   Corporate
   Planning

Stanley Lewin           1996     110,000          0            11,692           0                 0         0              0
Vice President of       1995     101,539          0            13,854           0                 0         0              0
   Operations           1994      96,045          0            11,876           0                 0         0              0

Ian Irving (2)          1996     103,316          0            14,099           0                 0         0              0
Vice President          1995      96,200     15,000            13,398           0                 0         0              0
   of Marketing         1994      90,688          0            12,628           0                 0         0              0
   and Sales

(1)   Hired February 27, 1995
(2)   Terminated employment July 12, 1996
(3)   The amounts reported in this column are summarized on the following table:

                         Bruce       Joseph      Harold     Stanley       Ian
                         Jagid      Barrella     Kramer      Lewin      Irving

Insurance 1996          $ 6,499     $ 6,499      $6,499     $ 6,499    $ 6,499
Insurance 1995           10,267       7,656           0       8,872      8,598
Insurance 1994            8,340       7,093           0       7,625      7,828

Automobile 1996          11,029       8,400       4,800       5,193      7,600
Automobile 1996          11,028       9,096         940       4,982      4,800
Automobile 1996          12,279      15,674           0       4,251      4,800

Directors Fees 1996      15,750      15,750           0           0          0
Directors Fees 1995      14,250      14,250           0           0          0
Directors Fees 1994      14,250      11,250           0           0          0

          The following table sets forth information concerning options granted to the Named Executive Officers during the Company's fiscal year ended June 30, 1996

                                                 Option/SAR Grants in Last Fiscal Year

                                                                                              Potential
                                                                          Realizable Value at Assumed Annual Rates of
                  Individual Grants                                       Stock Price Appreciation for Option Term (1)
---------------------------------------------------------------------     ---------------------------------------------
                                             % of
                 Number          SARs        Total
               Securities      Granted      Options\
               Underlying        to         Exercise
                Options/      Employees     or Base                          0 %       5%        5%      10%      10%
                  SARs        in Fiscal      Price        Expiration        Stock     Stock    Dollar   Stock   Dollar
Name           Granted (#)     Year(6)     ($/sh)(7)        Date            Price     Price   Gain(8)   Price  Gain (8)
----           ----------     ---------    ---------      ----------        -----     -----   -------   -----  --------
Bruce Jagid     1,500 (2)       0.8%       $24.50        Sep.30, 2000       $24.50    $31.27  $10,155  $39.46   $22,440
Chief           1,500 (3)       0.8%       $24.00        Dec 31, 2000       $24.00    $30.63   $9,945  $38.65   $21,975
   Executive    1,500 (4)       0.8%       $14.75        Mar 31, 2001       $14.75    $18.83   $6,120  $23.76   $13,515
   Officer      1,500 (5)       0.8%       $14.25        Jun 30, 2001       $14.25    $18.19   $5,910  $22.95   $13,050

Joseph          1,500 (2)       0.8%       $24.50        Sep.30, 2000       $24.50    $31.27  $10,155  $39.46   $22,440
Barrella        1,500 (3)       0.8%       $24.00        Dec.31, 2000       $24.00    $30.63   $9,945  $38.65   $21,975
President &     1,500 (4)       0.8%       $14.75        Mar.31, 2001       $14.75    $18.83   $6,120  $23.76   $13,515
   Chief        1,500 (5)       0.8%       $14.25        Jun.30, 2001       $14.25    $18.19   $5,910  $22.95   $13,050
   Operating
   Officer

Harold Kramer           0         0%            0          -----              $0        $0       $0      $0       $0

Stanley Lewin           0         0%            0          -----              $0        $0       $0      $0       $0

Ian Irving              0         0%            0          -----              $0        $0       $0      $0       $0

(1) There is no assurance that the value realized by an employee will be at or near the amount estimated using this model. These amounts rely on assumed future stock price movements which cannot be predicted accurately.

(2)   Vested on the date of grant, September 30, 1995.

(3)   Vested on the date of grant, December 31, 1995.

(4)   Vested on the date of grant, March 31, 1996.

(5)   Vested on the date of grant, June 30, 1996.

(6)   190,000 total number of options were granted to employees.

(7)   Fair market value at date of grant.

(8) Fair market value of stock at end of actual option term, assuming annual compounding at the stated rate, less the option price.

          The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the Company's fiscal year ended June 30, 1996 and the number and value at June 30, 1996 of unsecured stock options to purchase shares of Common Stock held by the Named Executive Officers.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                                         Value of
                          Shares        Value         Number Unexercised          Unexercised in the Money
                        Acquired on    Realized   Options/SARs at FY-End (#)     Options/SARs at FY-End ($)
  Name                  Exercise (#)      ($)       Exercisable/Unexercisable    Exercisable/Unexercisable(1)
  ----                  ------------   --------   --------------------------    ----------------------------
Bruce Jagid                50,000     $537,500       257,000(2)/265,010            $1,043,125/$676,194
Joseph Barrella            52,500     $971,250          94,500/25,000               $315,000/$112,500
Harold Kramer                   0           $0          10,000/40,000                $12,500/$50,000
Stanley Lewin               5,000      $80,000          26,000/29,000                $72,250/$29,000
Ian Irving                 24,000     $258,000            0/36,000                      $0/$55,000

 (1) Market value of Company's common stock at exercise or year-end, minus the exercise price.
 (2) Option to purchase 125,000 shares are not exercisable until ratified by shareholders.

          The Company has no long-term incentive plan. Consequently, there have been no qualifying awards during the fiscal year ended June 30, 1996 Also, the Company has no employee pension plans to which it makes contributions.

Employment Arrangements

         Effective March 1, 1994, the Company and Mr. Bruce Jagid entered into an employment agreement ("1994 Agreement"). Under the terms of the 1994 Agreement, Mr. Jagid's base salary was $200,000 per year. By an amendment to Mr. Jagid's 1994 Agreement, entered into, effective August 24, 1995 ("1995 Amendment"), Mr. Jagid's base salary was increased to $250,000 per year, effective retroactively to March 1, 1995. In accordance with the terms of the 1994 Agreement, the Company paid to Mr. Jagid a bonus in the amount of $111,200 during the year ended June 30, 1995. Effective March 1, 1996, Mr. Jagid's salary was increased to $275,000 per year.

          Pursuant to the 1994 Agreement, the Company granted to Mr. Jagid an option to purchase 150,000 shares of Common Stock at a price of $11.00 per share. This option expires on March 1, 2000 and will vest with respect to 30,000 shares on March 1, 1995, 1996, 1997, 1998 and 1999, provided that Mr. Jagid remains an employee of the Company on each of such vesting date. Such options will vest on each of such dates even if Mr. Jagid is no longer an employee of the Company, unless prior to March 1, 1997: (i) the Company has terminated his employment for cause or (ii) he has terminated his employment and such termination is not as a result of a material breach of the terms of the agreement.

         The option to purchase 150,000 shares of Common Stock granted to Mr. Jagid pursuant to the 1994 Agreement was not ratified by the Company's shareholders, nor was it issued as part of an option plan which was approved by the shareholders of the Company, as required by the by-laws of the NASD Stock Market, Inc. ("NASD"). In February, 1996, NASD informed the Company that this will subject the Company to having its common stock de-listed if this problem is not corrected. As a result, the Company and Mr. Jagid have entered into an amendment to the 1994 Agreement wherein only the option to purchase 25,000 common shares of the Company will vest and that the balance of 125,000 shares will become exercisable only if and when the option for the 150,000 shares are ratified and approved by the shareholders of the Company. When the 1994 Agreement is ratified, all shares will vest and be exercisable on the dates and under the terms of the 1994 Option, in accordance with the terms thereof. If the Company's shareholders do not ratify the 1994 Option at the Company's Shareholders Meeting currently scheduled for December, 1996, the Company will be required to compensate Mr. Jagid for the loss incurred by him as a result of the loss of the 1996 Options in such manner as both parties mutually agree. If Mr. Jagid and the Company are unable to agree to the amount or manner of such compensations after negotiating in good faith, the matter will be resolved by binding arbitration by the American Arbitration Association.

         As of March 1, 1995, the Company agreed, contingent on shareholder approval, to grant Mr. Bruce Jagid an additional option to purchase 100,000 shares of Ultralife common stock at $14.25 per share. This option will vest in 20,000 share increments on March 1, 1996, 1997, 1998, 1999 and 2000 respectively and will expire on March 1, 2001. Such shareholder approval was granted at the December 7, 1995 annual shareholders' meeting.

          The original term of Mr. Jagid's 1994 Agreement was three years expiring on February 28, 1997, which term was extended by the 1995 Amendment by three years, so as to terminate on February 28, 2000. Unless terminated for cause, upon expiration of the agreement, Mr. Jagid will receive severance at the rate of one month's salary for each year of employment with the Company, not to exceed three months, prorated for partial years worked.

          The Company has entered into an employment agreement dated January 18, 1991 with Mr. Joseph N. Barrella (the "Agreement"). The Agreement was amended as of December 21, 1992 (the "Amendment"). The Agreement and the Amendment provide that Mr. Barrella will serve as President, at an annual salary of $110,000 for 1991 and 1992, $125,000 for 1993, $135,000 for 1994, $145,000 for 1995 and
$155,000 for 1996. Subsequent to January 20, 1994, Mr. Barrella became an "at-will" employee. The Agreement and Amendment provide that the Company will provide to Mr. Barrella in addition to his compensation, (i) reimbursement for an apartment in the Rochester, New York area to a maximum of $6,000 per year,
(ii) a leased automobile with a cost not to exceed $700 per month, and (iii) granted Mr. Barrella an "incentive" Option to acquire 100,000 shares of Common Stock of the Company under the Company's 1992 Stock Option Plan (discussed below). The Company and Mr. Barrella have agreed that after December, 1996, Mr. Barrella will no longer be reimbursed for an apartment in the Rochester, New York area.

          In addition to the above compensation, each board member receives a $750.00 monthly retainer as well as $750.00 for each board meeting attended. In addition, commencing June 30, 1993, each director receives an option, at the end of each calendar quarter to purchase 1,500 shares of the Company's common stock. This option is granted to each director on the last day of the calendar quarter; it vests immediately with a term of five years from the date of grant and is granted at a purchase price equal to the closing price of the Common Stock on the date of grant.

Stock Options

         1991 Stock Option Plan. The Company's 1991 Stock Option Plan (the "1991 Plan") was adopted by the Board of Directors in September 1991 and provides for the issuance of options to purchase up to 100,000 shares of Common Stock. The 1991 Plan terminates on September 12, 2001. Stock issuable upon the exercise of any option may be authorized but unissued shares or reacquired shares of stock. Shares subject to options granted under the 1991 Plan which have lapsed or terminated may again be subject to options granted under the Company's 1992 Stock Option Plan (the "1992 Plan").

          The 1991 Plan is administered by the Stock Option Committee. The Board has the authority, subject to the provisions of the 1991 Plan, to interpret the 1991 Plan, to prescribe, amend, and rescind rules and regulations relating to the 1991 Plan, to determine the terms and provisions of stock option agreements thereunder, and to make all other determinations necessary or advisable for the administration of the 1991 Plan.

          The 1991 Plan provides for the granting of options intended to qualify as "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and "non-qualified stock options" ("NQSOs") to key employees of the Company, as well as NQSOs to consultants who perform services for the Company. ISOs and NQSOs may be granted to employees simultaneously and subject to a single stock option agreement, provided, however, that in no event shall a NQSO be granted in tandem with an ISO such that the exercise of one affects the right to exercise the other.

          The exercise price per share of stock subject to an option granted to an employee or consultant is determined by the Board, except that the exercise price may not be less than 100% of the fair market value of the shares for an ISO, or 85% of the fair market value of the shares for a NQSO. In addition, the exercise price may not be less than 110% of the fair market value of the shares for an ISO granted to any person who owns stock possessing more than ten percent of the total combined voting power or value of all classes of stock of the Company (a "Control Person"). Payment of the exercise price for options stated under the 1991 Plan may be made in the manner provided in the particular stock option agreement, including by surrender of shares of stock if permitted in such agreement. Options may be for a period of not more than ten years from the date of grant, subject to earlier termination on the optionee's death, disability, or termination of employment or relationship with the Company. No ISO granted to a Control Person may be exercised more than five years from the date of grant.

          In the event of a "change in control" of the Company, as defined in the 1991 Plan, all outstanding options, including options that have not vested, become immediately exercisable subject to certain limitations. The 1991 Plan defined a "change in control" to mean the occurrence of any one of the following: (i) the acquisition of 30% or more of the voting power of the Company's outstanding shares by a person; (ii) during any period of two consecutive years, a change of 25% or more in the composition of the Board of the Company in office at the beginning of the period except for changes approved by at least two-thirds of the directors then in office who were directors at the beginning of the period; (iii) the stockholders of the Company approve an agreement providing for (A) a merger or consolidation of the Company with or into another corporation, (B) a disposition of substantially all the assets of the Company, (C) a liquidation or dissolution of the Company, (D) a statutory exchange of voting shares of the Company, or (E) a statutory exchange of voting shares of the Company held by existing stockholders.

         The 1991 Plan provides that in the event of changes in corporate structure, which in the judgment of the Board materially affect the value of shares, the Board may determine the appropriate adjustment to the number and class of shares and the exercise price per share for any outstanding option.

         As of June 30, 1996, options to purchase an aggregate of 90,500 shares of Common Stock had been granted under the 1991 Plan, all at an exercise price of $4.00 per share. All options granted under the 1991 Plan are NQSOs. No options were granted, 62,100 options were exercised and 750 options were canceled under the 1991 Plan during the fiscal year ended June 30, 1996. Of the total options exercised, Mr. J. Barrella exercised 52,500 options at a price of $4.00 per share.

          The Board has the full authority to amend the l991 Plan, provided, however, that no such action may adversely affect the rights of optionees. Any stockholder approval necessary or desirable in order to comply with Rule 16b-3 under the Exchange Act or with Section 422 of the Code must be obtained in the manner required therein.

          1992 Stock Option Plan. The 1992 Plan was adopted by the Board of Directors on October 13, 1992 and amended on July 22, 1993. The 1992 Plan has a term of ten years. Subject to certain provisions, the number of shares of Common Stock authorized for issuance upon the exercise of options granted under the 1992 Plan was increased to 1,150,000. Shares subject to options granted under the 1992 Plan that have lapsed or terminated may again be subject to options under the 1992 Plan. Furthermore, the Company may offer to exchange new options for existing options, with the shares subject to the existing options being again available for grant under the 1992 Plan.

          The 1992 Plan is administered by the Compensation and Stock Option Committee (the "Committee") which consists of not less than two directors who are "Disinterested Persons," as that term is defined and interpreted pursuant to Rule 16b-3 under the Exchange Act. The Committee members currently include Arthur Lieberman, Carl Rosner and Joseph Abeles. Subject to the express provisions of the 1992 Plan, the Committee has the authority to interpret the 1992 Plan, to prescribe, amend, and rescind rules and regulations relating to the 1992 Plan, to determine the terms and provisions of stock agreements thereunder and to make all other determinations necessary or advisable for the administration of the 1992 Plan.

          Key employees and consultants of the Company (including employees and consultants who are also directors of the Company) are eligible to receive options under the 1992 Plan. Key employees are eligible to receive ISOs and NQSOs. Consultants are eligible to receive only NQSOs. The 1992 Plan confers discretion on the Committee to select key employees and consultants to receive options. The Committee determines the exercise price of the option granted, except that the exercise price may not be less than 100% of the fair market value of the shares for an ISO, or 85% of the fair market value of the shares for a NQSO, on the date of grant. In addition, the exercise price may not be less than 110% of the fair market value of the shares for an ISO granted to a person who owns stock possessing more than ten percent of the total combined voting power or value of all classes of stock of the Company (a "Control Person"). The aggregate fair market value (determined at the time an ISO is granted) of the stock, with respect to which ISOs are exercisable for the first time by any employee during any calendar year under all plans of the Company, may not exceed $100,000.

          The Committee determines the term of the option, except that no option may have a term of more than ten years. No ISO granted to a Control Person may have a term of more than five years. The Committee also determines whether an option is exercisable in installments and whether the exercise price may be paid in Common Stock, including Common Stock acquired pursuant to the option being exercised.

          The 1992 Plan provides for an automatic grant on the last day of each calendar quarter starting on June 30, 1993, to each director on such date, of a five-year NQSO to purchase 1,500 shares of Common Stock at an exercise price equal to the closing price of the stock on the date of grant.

          Options granted to key employees, consultants and directors may be exercised within 90 days following the termination of an employee's employment or a consultant's consulting relationship with the Company or a director's term of office with the Company (unless the director continues to be an employee or consultant of the Company). The Committee shall have the discretion to provide that upon termination of an employee's employment or a consultant's consulting relationship as a result of retirement, disability or death, such grantee or his or her legal representative may exercise any outstanding and then exercisable installments of his or her options for a period not to exceed: (i) one year from the date of such termination in the case of death or permanent and total disability, and (ii) three months from the date of such termination in the case of retirement or other disability. In no event are options exercisable beyond their stated terms.

          All options granted under the 1992 Plan become exercisable upon a "change in control" as defined in the 1992 Plan. The 1992 Plan defines "change in control" to mean the occurrence of any of the following: (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% of more of the voting power of the then outstanding securities of the Company; (ii) during any period of two consecutive calendar years a change of 25% or more in the composition of the Board of the Company in office at the beginning of the period except for changes approved by at least two-thirds of the directors then in office who were directors at the beginning) of the period; (iii) the stockholders of the Company approve an agreement providing for (A) the merger or consolidation of the Company with another corporation where the stockholders of the Company, immediately after the merger or consolidation, would not beneficially own, immediately after the merger or consolidation, shares entitled such stockholders to 50% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all stockholders of the corporation issuing cash or securities in the merger or consolidation would be entitled in the election of directors or where the members of the Board, immediately prior to the merger or consolidation, would not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (B) the sale or other disposition of all or substantially all the assets of the Company, or a liquidation, dissolution or statutory exchange of the Company: or (iv) any person has commenced, or announced an intention to commence, a tender offer or exchange offer for 30% or more of the voting power of the then outstanding securities of the Company.

          The 1992 Plan provides that in the event of changes in corporate structure which in the judgment of the Committee materially affect the value of shares, the Committee may determine the appropriate adjustment to the number and class of shares and the exercise price per share for any outstanding option.

          As of June 30, 1996, options to purchase an aggregate of 851,000 shares of Common Stock had been granted under the 1992 Plan at exercise prices ranging from $6.38 to $24.50 per share. Of such amounts, options to purchase 190,000 shares have been granted at prices ranging from $13.19 to $24.50 per share, options to purchase 101,700 shares have been exercised at prices ranging from $8.00 to $17.25 per share and options to purchase 36,000 shares have been canceled during the fiscal year ended June 30, 1996. Mr. Rosansky exercised options to purchase 50,000 shares at $8.00 per share and Irving exercised options to purchase a total of 24,000 shares at $8.00 per share during the fiscal year ended June 30, 1996.

          The Company granted to each of Mr. Barrella, Mr. Jagid, the Company's Chief Executive Officer, and Mr. Rosansky, the Company's Vice Chairman, options under the 1992 Plan to purchase 1,500 shares during the fiscal year ended June 30, 1993 and 6,000 shares during the fiscal years ended June 30, 1996, 1995 and 1994, respectively, as a director of the Company. During the fiscal year ended June 30, 1993, the Company granted to Mr. Rosansky options under the 1992 Plan to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share, which options vest at a rate of 25,000 shares on February 17 of 1994, 1995, 1996 and 1997.

          Other Stock Option Arrangements. As of June 30, 1994, options to purchase an aggregate of 547,500 shares of Common Stock were outstanding under various arrangements other than the 1991 Plan and the 1992 Plan("non-plan options"), 100,000 of which were issued during the fiscal year ended June 30, 1995 to Mr. Jagid at an exercise price of $14.25 per share. No non-plan options to purchase shares were issued or canceled during the fiscal year ended June 30, 1996. Non-plan options to purchase 55,000 shares were exercised, at a price of $4.00 per share during the fiscal year ended June 30, 1996. Mr. Lewin exercised a non-plan option to purchase 5,000 shares and Mr. Jagid exercised a non-plan option to purchase 50,000 shares during the fiscal year ended June 30, 1996. During the fiscal year ended June 30, 1993, Mr. Jagid was granted non-plan options to purchase 300,000 shares of Common Stock, of which 75,000 are at an exercise price of $4.00 per share which vest over two years and 225,000 are at an exercise price of $9.75 per share which vest over five years. During the fiscal year ended June 30, 1994, Mr. Jagid was granted non-plan options to purchase 150,000 shares of Common Stock at an exercise price of $11.00 per share which vest over five years. During the fiscal year ended June 30, 1994, Mr. Rosansky exercised non-plan options to purchase 37,500 shares at an exercise price of $4.00 per share which were granted during the fiscal year ended June 30, 1991. See "Employment Arrangements" for further details regarding the options granted to Messrs. Jagid and Rosansky.

401(k) Plan

         The Company established a profit sharing plan under Sections 401(a) and 401(k) of the Code (the "401(k) Plan"), effective as of June 1, 1992 which was amended effective as of January 1, 1994. All employees in active service which have completed six consecutive months of service or were participating in the 401(k) Plan as of January 1, 1994, not otherwise covered by a collective bargaining agreement (unless such agreement expressly provides that those employees are to be included in the 401(k) Plan), are eligible to participate in the 401(k) Plan. Eligible employees may direct that a portion of their compensation, up to a maximum of 20% be withheld by the Company and contributed to their account under the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions for non-highly compensated employees to the 401(k) Plan by the Company. The Company has not made any such contributions through the fiscal year ended June 30, 1996. In April, 1996 the Board of Directors authorized a Company matching contribution up to a maximum of 1 1/2% of an employee's annual salary for the calendar year ended December 31, 1996 and 3% for subsequent calendar years. All 401(k) contributions are placed in a trust fund to be invested at the trustee's discretion, except that the Company may designate that the funds be placed and held in specific investment accounts managed by an investment manager other than the trustee. Amounts contributed to employee accounts by the Company or as compensation reduction payments, and any earnings or interest accrued on employee accounts, are not subject to federal income tax until distributed to the employee, and may not be withdrawn (absent financial hardship) until death, retirement or termination of employment.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


              The table below sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of September 15, 1996 by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all directors and officers of the Company as a group. Except as otherwise indicated, the persons named in this table have sole voting power with respect to all shares of Common Stock owned based upon information provided to the Company by the directors, officers and principal stockholders and their addresses are the address of the Company.



                                     Number of Shares   Percent Beneficially
Name                               Beneficially Owned          Owned
----                               ------------------   --------------------

Intermagnetics General
  Corporation
     450 Old Niskayuna Rd.
     Latham, NY 12210-0461 (1)        996,086                12.53%

Joseph Abeles (2)                     259,000                 3.26%

Joseph Barrella (3)                   287,000                 3.58%

Bruce Jagid (4)                       452,800                 5.53%

Richard Hansen (5)                     25,000                 0.31%

Arthur Lieberman (6)                  127,000                 1.59%

Martin Rosansky (7)                   137,000                 1.71%

Carl Rosner (8)                       996,086                12.53%

Stuart Shikiar (9)                    104,500                 1.31%

All directors and officers
  as a group (14 persons) (10)       2,465,386               28.99%


(1) Includes 833 shares and options to purchase 19,500 shares which may be exercised within 60 days beneficially owned by Mr. Carl H. Rosner. Mr. Rosner is the Chairman, President and Chief Executive Officer of Intermagnetics General Corporation ("IMG"). Therefore, IMG may be deemed to share voting and investment power with respect to the shares and shares issuable upon the exercise of options held by Mr. Rosner. IMG disclaims beneficial ownership of the shares and shares issuable upon the exercise of options owned by Mr. Rosner.

(2) Includes 19,500 shares subject to options which may be exercised within 60 days, 12,000 shares owned by Abeles Associates Inc. and 25,000 shares held by Mr. Abeles' spouse, as to which Mr. Abeles disclaims beneficial ownership. Excludes 996,086 shares beneficially owned by IMG. Mr. Abeles is a director of lMG and therefore may be deemed to share voting and investment power with respect to the shares held by IMG. Mr. Abeles disclaims beneficial ownership of the shares owned by IMG.

(3) Includes 94,500 shares subject to options which may be exercised within 60 days.

(4) Includes 257,000 shares subject to options which may be exercised within 60 days, 125,000 of which are not exercisable, unless and until the grant of such options is approved by the shareholders of the Company. Includes 3,000 shares held in trust for Mr. Jagid's children of which he disclaims beneficial ownership.

(5) Includes 18,000 shares subject to options which may be exercised within 60 days. Includes 2,000 shares owned by minor children of which Mr. Hansen disclaims beneficial ownership. Does not include shares held by Pennsylvania Merchant Group Ltd as a market-maker. Mr. Hansen is President and Chief Executive Officer of Pennsylvania Merchant Group Ltd and therefore may be deemed to share voting and investment power.

(6) Includes 39,500 shares subject to options which may be exercised within 60 days and 52,500 shares held by the Arthur M. Lieberman P.C. profit sharing plan.

(7) Includes 44,500 shares subject to options which may be exercised within 60 days.

(8) Includes 19,500 options to purchase shares which may be exercised within 60 days and 975,753 shares owned by IMG. Mr. Rosner is the Chairman, President and Chief Executive Officer of IMG and therefore may be deemed to share voting and investment power with respect to the shares held by IMG. Mr. Rosner disclaims beneficial ownership of the shares owned by IMG.

(9) Includes 19,500 shares subject to options which may be exercised within 60 days. Does not include 171,100 shares held in customer accounts over which Mr. Shikiar has investment power, but for which he disclaims beneficial ownership. Excludes 996,086 shares beneficially owned by IMG. Mr. Shikiar is a director of IMG and therefore may be deemed to share voting and investment power with respect to the shares held by Mr. Shikiar Mr. Shikiar disclaims beneficial ownership of the shares owned by IMG.

(10) Includes 580,000 shares subject to options which may be exercised within 60 days, 125,000 of which are not exercisable, unless and until the grant of such options is approved by the shareholders of the Company.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)       Documents filed as part of this Report:

          1.      Financial Statements

          Attached hereto and filed as part of this report are the financial statements and schedules listed below:

Ultralife Batteries, Inc. and Subsidiary                                  Page

Report of Independent Auditors, Arthur Andersen LLP......................  F-1

Report of Independent Auditors, Ernst & Young LLP........................  F-2


Consolidated Financial Statements

Consolidated Balance Sheets as of June 30,
   1996 and 1995.........................................................  F-3
Consolidated  Statements of Operations for the
   years ended June 30, 1996, 1995 and 1994..............................  F-5
Consolidated Statements of Stockholders' Equity
   for the years ended June 30, 1996, 1995
   and 1994..............................................................  F-6
Consolidated Statements of Cash Flows for the
   years ended June 30, 1996, 1995 and 1994..............................  F-7
Notes to Consolidated Financial Statements...............................  F-8

          2.      Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts

          Schedules other than those listed above have been omitted as they are either not required, are not applicable, or the information called for is shown in the financial statements or notes thereto.

          (b)     Reports on Form 8-K

          Effective April 16, 1996, the Company filed form 8-K reporting that the Board of Directors and Audit Committee had engaged Arthur Andersen LLP as independent certified public accountants in place of Ernst & Young LLP. This change of independent certified public accountants began with the fiscal year ending June 30, 1996.

         (c)      Exhibits. The following Exhibits are filed as a part of this
Report:

Exhibit Number    Description

3.1 Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-54470)).

3.2 By-laws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 5-1 filed December 23, 1992 (File No. 33-54470)).

4.1 Specimen Copy of Stock Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 5-1 filed December 23, 1992 (File No. 33-54470)).

4.2 Share Purchase Agreement dated January 23, 1992 between the Registrant and Intermagnetics General Corporation (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-54470)).

10.1 Asset Purchase Agreement dated March 12, 1991 between the Registrant, Eastman Technology, Inc. and Eastman Kodak Company ("Kodak") (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form 5-1 filed December 23, 1992 (File No. 33-54470)).

10.2 Lease Agreement dated as of March 12, 1991 as amended on November 12, 1991 between Kodak and the Registrant (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-54470)).

10.3 Joint Venture Agreement dated July 3, 1992 between Changzhou Battery Factory, the Company and H&A Company and related agreements (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-54470)).

10.4 Employment Agreement dated January 23, 1991 between the Registrant and Joseph N. Barrella (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-54470)).

10.5 Employment Agreement dated January 1, 1992 between the Registrant, Bruce Jagid and Martin G. Rosansky (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed December 23,1992 (File No. 33-54470)).

10.6                1991 Stock Option Plan (incorporated by reference to Exhibit
                    10.6 of the Company's Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-54470)).

10.7 Form of 1992 Stock Option Plan as amended and approved by the Company's shareholders at the annual meetings on December 7, 1993 and December 7, 1995.

10.8 Form of Representative's Warrant exercisable for purchase of Common Stock (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed December 23, 1992 (File No. 33-54470)).

10.9 Form of Stock Option Agreement under the Company's 1991 Stock Option Plan (incorporated by reference to Exhibit 10.9 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.10 Form of Stock Option Agreement under the Company's 1992 Stock Option Plan for in options (incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.11 Form of Stock Option Agreement under the Company's 1992 Stock Option Plan for non-qualified options (incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.12 Stock Option Agreement dated April 29, 1992 between the Company and Stanley Lewin (incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.13 Stock Option Agreement dated January 23, 1992 between the Company and Joseph Abeles (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.14 Stock Option Agreement dated April 24, 1991 between the Company and Stuart Shikiar (incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.15 Stock Option Agreement Dated August 13, 1991 between the Company and Stuart Shikiar (incorporated by reference to Exhibit 10.15 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.16 Stock Option Agreement dated October 24, 1992 between the Company and Bruce Jagid (incorporated by reference to Exhibit 10.16 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.17 Various amendments, dated January 4, 1993 through January 18, 1993, to the joint venture agreement with the Changzhou Battery Company (incorporated by reference to Exhibit 10.17 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1993 (File No. 0-20852)).

10.18 Sale of Business Agreement, by and between Dowty Group PLC and Ultralife (UK), dated June 10, 1994 (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated June 10, 1994 (File No. 0-20852)).

10.19 Technology Transfer Agreement, effective as of November 1, 1993, relating to Lithium Batteries. (Confidential treatment has been requested as to certain portions of this agreement.) (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 filed on October 7, 1994 (File No. 33-84888).

10.20 Technology Transfer Agreement, effective as of May 1, 1994, relating to Lithium Batteries. (Confidential treatment has been requested as to certain portions of this agreement.) (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-I filed on October 7, 1994 (File No. 33-84888).

10.21 Employment Agreement dated March 1, 1994 between the Registrant and Bruce Jagid.

10.22 Amendment, dated August 24, 1995, to the Employment Agreement dated March 1, 1994 between the Registrant and Bruce Jagid

10.23 Amendment, dated March 29, 1996, to the Employment Agreement dated March 1, 1994 between the Registrant and Bruce Jagid

10.24 Amendment, dated April 2, 1996, to the Agreement, effective as of November 30, 1994, relating to rechargeable batteries. (Confidential treatment has been requested as to certain portions of this agreement.) (incorporated by reference to
                    Exhibit 10.24 of the Company's Registration Statement on Form S-1 filed on October 7, 1994 (File No. 33-84888).

10.25               Ultralife Batteries, Inc. Chief Executive Officer's Stock
                    Option Plan.

11                  Statement Regarding Computation of Earnings Per Share.

23                  Consent of Ernst & Young LLP.

23.1                Consent of Arthur Andersen LLP.

         (d)                Financial Statement Schedules.

                             The following financial statement schedules of the
of the registrant are filed herewith:

Schedule                                                                Page

II                          Valuation and Qualifying Accounts            S-1

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ULTRALIFE BATTERIES, INC.

                                              By: /s/ BRUCE JAGID
                                                  -----------------------------
                                                  Bruce Jagid
                                                  Chairman and
                                                  Chief Executive Officer
Dated: September 27, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    September 27, 1996                       /s/JOSEPH N. BARRELLA
                                                  -----------------------------
                                                  Joseph N. Barrella
                                                  President, Director and
                                                  Chief Operating Officer
                                                  (Principal Executive Officer)

Date:    September 27, 1996                       /s/ ROBERT COOK
                                                  -----------------------------
                                                  Robert Cook
                                                  Chief Financial Officer
                                                  and Controller
                                                  (Principal Financial and
                                                  Accounting Officer)

Date:    September 27, 1996                       /S/ BRUCE JAGID
                                                  -----------------------------
                                                  Bruce Jagid (Director)

Date:    September 27, 1996                       /s/ JOSEPH C. ABELES
                                                  -----------------------------
                                                  Joseph C. Abeles (Director)

Date:    September 27, 1996                       /s/ RICHARD HANSEN
                                                  -----------------------------
                                                  Richard Hansen (Director)

Date:    September 27, 1996                       /s/ ARTHUR LIEBERMAN
                                                  -----------------------------
                                                  Arthur Lieberman (Director)

Date:    September 27, 1996                       /s/ MARTIN ROSANSKY
                                                  -----------------------------
                                                  Martin Rosansky (Director)

Date:    September 27, 1996                       /s/ CARL ROSNER
                                                  -----------------------------
                                                  Carl Rosner (Director)

Date:    September 27, 1996                       /s/ STUARY SHIKIAR
                                                  -----------------------------
                                                  Stuart Shikiar (Director)

                                                                          Page
                                                                          ----

Report of Independent Auditors, Arthur Andersen LLP ...................   F-1

Report of Independent Auditors, Ernst & Young LLP .....................   F-2


Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 1996 and 1995 ..............   F-3

Consolidated Statements of Operations for the years ended June 30,
   1996, 1995 and 1994 ................................................   F-5

Consolidated Statements of Stockholders' Equity for the years ended
   June 30, 1996, 1995 and 1994 .......................................   F-6

Consolidated Statements of Cash Flows for the years ended June 30,
   1996, 1995 and 1994 ................................................   F-7

Notes to Consolidated Financial Statements ............................   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Ultralife Batteries, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheet of Ultralife Batteries, Inc. (a Delaware corporation) and subsidiary as of June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and subsidiary as of June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements as of June 30, 1996, and for the year then ended is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Rochester, New York,
 August 30, 1996

                         Report of Independent Auditors



The Board of Directors and Stockholders
Ultralife Batteries, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Ultralife Batteries, Inc. and Subsidiary as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a) as it pertains to fiscal 1995 and 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultralife Batteries, Inc. and Subsidiary at June 30, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




ERNEST & YOUNG LLP

Syracuse, New York
August 31, 1995

                    Ultralife Batteries, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                                      June 30,
                                                                     -----------------------------------------
                                                                          1996                        1995
                                                                          ----                        ----
Assets
Current Assets
       Cash and cash equivalents                                     $   1,212,743               $   1,734,146
       Available-for-sale securities                                    21,839,692                  25,664,146
       Trade accounts receivable (less allowance for doubtful
          accounts of $190,000 in 1996 and $88,277 in 1995)              3,485,044                   2,859,582
       Earned contract revenues receivable                               1,422,235                   1,311,942
       Inventories                                                       8,437,791                   5,236,629
       Prepaid expenses and other current assets                           450,251                     535,048
                                                                     ------------------------------------------
Total current assets                                                    36,847,756                  37,341,493
                                                                     ------------------------------------------

Property and equipment:
       Machinery and equipment                                          12,419,928                   5,843,294
       Leasehold improvements                                              150,716                      65,625
                                                                     ------------------------------------------
                                                                        12,570,644                   5,908,919
       Less accumulated depreciation                                     1,882,106                   1,209,040
                                                                     ------------------------------------------
                                                                        10,688,538                   4,699,879
                                                                     ------------------------------------------

Other assets and deferred charges:
       Available-for-sale securities held to purchase
          production equipment                                          12,016,593                  19,338,136
       Technology license agreements (net of accumulated
          amortization of $303,458 and $133,594
          in 1996 and 1995, respectively)                                  796,542                     930,140
       China development program                                           283,500                     283,500
                                                                     ------------------------------------------
                                                                         1,080,042                   1,213,640
                                                                     ------------------------------------------
Total assets                                                         $  60,632,929               $  62,593,148
                                                                     ==========================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    Ultralife Batteries, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                                                       June 30,
                                                                     -----------------------------------------
                                                                          1996                        1995
                                                                          ----                        ----
Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                                $ 3,434,473                 $ 3,633,133
       Accrued compensation                                                276,668                     209,020
       Other accrued liabilities                                           153,022                     341,961
       Contract billings in excess of costs
          and estimated profit                                             334,000                     452,000
                                                                     ------------------------------------------
Total current liabilities                                                4,198,163                   4,636,114
                                                                     ------------------------------------------


Stockholders' equity
       Preferred stock, authorized 1,000,000 shares,
          $0.10 par value - none outstanding
       Common stock, par value $0.10 per share, authorized
          12,000,000 shares; outstanding -- 7,923,211 shares
          in 1996 and 7,656,111 in 1995                                    792,322                     765,612
       Capital in excess of par value                                   64,630,638                  63,222,031
       Unrealized net gain on securities                                 3,842,878                   3,516,369
       Accumulated deficit                                             (12,868,821)                 (9,629,469)
       Foreign currency translation adjustment                              37,749                      82,491
                                                                     ------------------------------------------
Total stockholders' equity                                              56,434,766                  57,957,034
                                                                     ------------------------------------------

Commitments and contingencies


                                                                     ------------------------------------------
Total liabilities and stockholders' equity                           $  60,632,929               $  62,593,148
                                                                     ==========================================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    Ultralife Batteries, Inc. and Subsidiary

                      Consolidated Statements of Operations




                                                                                      Year ended June 30,
                                                         ----------------------------------------------------------------------
                                                                       1996                    1995                   1994
                                                                       ----                    ----                   ----
Revenue:
      Battery sales                                                  $12,623,646            $11,212,643            $ 2,889,193
      Technology contracts                                             2,477,887              3,430,640              2,424,356
                                                         ----------------------------------------------------------------------
Total Revenue                                                         15,101,533             14,643,283              5,313,549

Cost of products sold:
      Battery costs                                                   12,317,486             10,900,049              3,167,653
      Technology contracts                                               936,053              1,873,892              1,781,043
                                                         ----------------------------------------------------------------------
Total costs of products sold                                          13,253,539             12,773,941              4,948,696
                                                         ----------------------------------------------------------------------

Gross profit                                                           1,847,994              1,869,342                364,853

Other operating expenses:
      Selling, general and administrative expenses                     4,993,644              4,262,545              2,879,085
      Research and development expenses                                3,688,687              2,685,313              1,481,211
                                                         ----------------------------------------------------------------------
Total other operating expenses                                         8,682,331              6,947,858              4,360,296
                                                         ----------------------------------------------------------------------

Loss from operations                                                  (6,834,337)            (5,078,516)            (3,995,443)

Other income (expense):
      Interest income, net of interest expense of
         $ -0-, $-0- and $49,725 in 1996, 1995,
         and 1994, respectively                                        2,016,831              1,721,682                835,585
      Gain on sale of securities                                       1,930,056
      Provision for fire loss                                           (351,902)
      Miscellaneous (expense) income                                                            (34,844)                22,498
                                                         ----------------------------------------------------------------------
Loss before income taxes                                              (3,239,352)            (3,391,678)            (3,137,360)

Income taxes
                                                         ----------------------------------------------------------------------
Net loss                                                             $(3,239,352)           $(3,391,678)           $(3,137,360)
                                                         ======================================================================

Net loss per common share                                            $     (0.41)           $     (0.50)           $     (0.57)
                                                         ======================================================================

Weighted average number of shares
      outstanding                                                      7,814,302              6,747,374              5,498,749
                                                         ======================================================================


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    Ultralife Batteries, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity

                                             $.10 Par Value
                                              Common Stock
                                         -------------------------               Unrealized                   Foreign
                                                        Common      Capital in   Net (Loss)/                 Currency
                                          Number         Stock      Excess of      Gain        Accumulated  Translation
                                         of Shares      Amount      Par Value   on Securities    Deficit     Adjustment     Total
                                         ------------------------------------------------------------------------------------------

Balance at June 30, 1993                  5,461,586   $ 546,159  $ 29,939,437   $ (246,915)   $ (3,100,431)             $27,138,250

Foreign currency translation adjustment                                                                       $19,857        19,857
Unrealized net gain on securities                                                3,205,666                                3,205,666
Shares issued under stock option plans
     and other stock options                 82,000       8,200       319,800                                               328,000
Net loss                                                                                        (3,137,360)              (3,137,360)

                                         ------------------------------------------------------------------------------------------
Balance at June 30, 1994                  5,543,586     554,359    30,259,237    2,958,751      (6,237,791)    19,857    27,554,413

Shares issued under public offering       2,000,000     200,000    35,300,000                                            35,500,000
Public offering expenses                                           (2,902,927)                                           (2,902,927)
Shares issued under stock option plans
     and other stock options                112,525      11,253       565,721                                               576,974
Foreign currency translation adjustment                                                                        62,634        62,634
Unrealized net gain on securities                                                  557,618                                  557,618
Net loss                                                                                        (3,391,678)              (3,391,678)

                                         ------------------------------------------------------------------------------------------
Balance at June 30, 1995                  7,656,111     765,612    63,222,031    3,516,369      (9,629,469)    82,491    57,957,034

Shares issued under stock option plans
     and other stock options                267,100      26,710     1,408,607                                             1,435,317
Foreign currency translation adjustment                                                                       (44,742)      (44,742)
Unrealized net gain on securities                                                  326,509                                  326,509
Net loss                                                                                        (3,239,352)              (3,239,352)

                                         ------------------------------------------------------------------------------------------
Balance at June 30, 1996                  7,923,211   $ 792,322  $ 64,630,638   $3,842,878    $(12,868,821)   $37,749  $56,434,766
                                         ==========================================================================================

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      Consolidated Statements of Cash Flows
                    Ultralife Batteries, Inc. and Subsidiary

                                                                                         Year ended June 30,
                                                                         --------------------------------------------------
                                                                             1996               1995              1994
                                                                             ----               ----              ----
Operating activities
Net loss                                                                 $ (3,239,352)      $ (3,391,678)      $(3,137,360)
Adjustments to reconcile net loss to net cash provided by
     operating activities:
          Depreciation and amortization                                       806,664            613,246           305,814
          Provision for loss on accounts receivable                           102,153             64,311            33,091
          Provision for inventory obsolescence                               (403,789)           474,050           279,914
          Gain on settlement with vendor                                                                          (329,066)
          Foreign currency loss                                                                  (24,274)           (3,211)
          Changes in operating assets and liabilities:
               Increase in trade accounts receivable                         (727,615)        (1,575,053)         (324,879)
               (Increase) decrease in earned contract revenues
                    receivable                                               (110,293)        (1,195,142)          150,196
               Increase in inventories                                     (2,797,373)        (3,979,424)          (47,425)
               Decrease (increase) in prepaid expenses and other
                    current assets                                             84,797            (59,844)          158,387
               (Decrease) increase in accounts payable
                     and accrued liabilities                                 (319,951)         1,987,001           330,960
               (Decrease) increase in contract billings in excess of
                    costs and estimated profit                               (118,000)           100,493           351,507
                                                                         --------------------------------------------------
Net cash used in operating activities                                      (6,722,759)        (6,986,314)       (2,232,072)

Investing activities
Purchase of property and equipment                                         (6,661,725)        (1,839,558)         (825,223)
China development program payments                                                              (121,500)          (81,000)
Purchase of net assets of a business                                                                            (1,367,550)
Purchase of technology license agreements                                                                       (1,100,000)
Purchase of available-for-sale securities                                 (71,151,177)      (122,875,062)       (7,261,921)
Sales of available-for-sale securities                                     19,260,164         24,969,843        10,461,773
Maturities of available-for-sale securities                                63,363,519         74,398,379         2,692,835
                                                                         --------------------------------------------------
Net cash provided by (used in) investing activities                         4,810,781        (25,467,898)        2,518,914

Financing activities
Repayment of long-term debt                                                                                     (1,800,000)
Proceeds from issuance of common stock                                      1,435,317         33,174,047           328,000
Effect of exchange rate changes on cash                                       (44,742)            24,179            (2,570)
                                                                         --------------------------------------------------
Net cash provided by (used in) financing activities                         1,390,575         33,198,226        (1,474,570)

(Decrease) increase in cash and cash equivalents                             (521,403)           744,014        (1,187,728)
Cash and cash equivalents at beginning of year                              1,734,146            990,132         2,177,860

                                                                         --------------------------------------------------
Cash and cash equivalents at end of year                                   $1,212,743         $1,734,146          $990,132
                                                                         ==================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    Ultralife Batteries, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                  June 30, 1996


1. Summary of Significant Accounting Policies

Description of Business

Ultralife Batteries, Inc. (the "Company") develops, manufactures, and markets primary lithium batteries and is developing advanced rechargeable lithium batteries for use in applications requiring high energy, reliable and long-lasting power sources. The Company generally does not distribute its product to a concentrated geographical area nor is there a significant concentration of credit risks arising from individual or groups of customers engaged in similar activities, or who have similar economic characteristics. In 1996, sales to one customer totaled approximately $ 1,920,000. By the end of the year, this customer had paid their trade account in full. There were no concentrations of credit risks in 1995, however, in 1994 sales to one customer amounted to $390,000 and the accounts receivable at June 30, 1994 included $195,000 from this customer. The Company does not normally obtain collateral on trade accounts receivable.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ultralife Batteries UK, Ltd.("Ultralife UK"). All intercompany accounts and transactions have been eliminated in consolidation.

Acquisition of Business

On June 10, 1994, Ultralife UK , a newly formed wholly-owned subsidiary of the Company purchased for $1,367,550 certain assets and the related business of the Dowty Battery division of Dowty Group PLC (the "seller") in a business combination accounted for as a purchase. The net assets included trade accounts receivable, inventory, equipment, technology, accounts payable, accrued expenses, records and contracts owned by the seller and used in the manufacture of sea water activated, high rate lithium manganese dioxide and solid state batteries, the assembly and distribution of products for other battery manufacturers, and related research and development activities. Additionally,

Ultralife UK incurred expenses of $331,833 related to the acquisition, which resulted in an increase in property and equipment of the same amount.

The consolidated financial statements include operations of Ultralife UK for the fiscal years 1996, 1995 and from the date of acquisition, June 10, 1994 to June 30, 1994.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," which requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. Although the Company is required to adopt the standard in fiscal 1997, the Company regularly assesses all of its long-lived assets for impairment; and therefore does not believe the adoption of the standard will have a material effect on its financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes market value accounting and reporting standards for stock-based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the "intrinsic value approach" under Accounting Principles Board (APB) Opinion No. 25. Although the Company is required to adopt the standard in fiscal 1997, it anticipates continuing to follow APB No. 25, with pro forma disclosures required under SFAS No. 123. Therefore, adoption will have no impact on its financial position or results of operations.

Revenue Recognition

Revenues from sales of batteries are recognized when products are shipped.

Revenue on Technology Contracts

For a majority of its technology contracts, the Company recognizes revenue using the percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. When a loss on a contract is estimated, the full amount of the loss is recognized immediately. Costs related to performance under various technology contracts are classified as research and development expenses of expenditures are consistent with the ongoing research and development efforts of the Company. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer any technology developed to the U.S. Government.

Available-for-Sale Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities and debt securities are classified as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in available-for-sale securities gains (losses). The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Inventories

Inventories are stated at the lower of standard cost or market with cost determined under the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment acquired under the asset purchase agreement and purchase agreement have been recorded based on the fair market value of the assets acquired. Subsequent purchases of plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred.

Depreciation

The Company provides for depreciation of plant and equipment over their estimated useful lives of three to ten years. Depreciation is computed on the straight-line method.

Technology License Agreements

Technology license agreements consist of the rights to patented technology and related technical information. The agreements are amortized by the straight-line method over three (3) to ten (10) years. Additionally, the Company will be required to make royalty payments at stated rates based on the terms of each agreement. No royalty expense has been recognized to date.

Translation of Foreign Currency

The financial statements of the Company's foreign subsidiary are translated into U.S. dollar equivalent in accordance with SFAS No. 52. There was no exchange gain or loss included in net income for the years ended June 30, 1996 and 1995. Exchange gain of $4,310 was included in net loss for the year ended June 30, 1994.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.

Research and Development

Research and development expenditures are charged to operations as incurred.

Cash Equivalents

The Company considers all demand deposits with financial institutions and financial instruments with original maturities of three months or less to be cash equivalents.

Net Loss Per Common Share

Net loss per common share is computed based on the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period.

Management's Use of Judgment and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Leases

The Company leases its principal facility under the terms of an operating lease with an initial term of seven years. In 1995, the Company entered into an agreement to amend the initial lease to reflect rental of an additional 40,333 square feet. The amendment extended the term of the lease to March 12, 2003. The base rent is subject to a 4% annual increase. Under the terms of the lease the Company has the right to lease additional space and also has the right to first refusal of any offer made to the lessor to purchase the facility. Additionally, the Company is liable for any environmental contamination that it creates during the term of the lease.

In addition, Ultralife UK leases its principal facility under the terms of an operating lease with an initial lease term of twenty-five years from a subsidiary of Dowty Group PLC.

Rental expenses for all operating leases were $773,000, $760,091, and $403,035 for the years ended June 30, 1996, 1995, and 1994, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 1996 are as follows: 1997--$844,000; 1998--$807,000; 1999--$780,000; 2000--$742,000;
2001--$735,000; and thereafter--$2,100,000. The above amounts do not include contingent or additional rent.

3. Investments

The following is a summary of available-for-sale securities:

                                                                         Gross Unrealized              Estimated
                                                      Cost             Gains           Losses          Fair Value
                                                ----------------- ----------------- -------------- -------------------
June 30, 1996

U.S. Treasury securities and
   obligations of U.S. Government
   agencies                                           $8,508,124           $24,445        $14,671          $8,517,898
Mortgage backed securities                             1,008,153             2,007                          1,010,160
U.S. corporate securities                             18,343,214            14,585         12,214          18,345,585
                                                ----------------- ----------------- -------------- -------------------
Total debt securities                                 27,859,491            41,037         26,885          27,873,643
Intermagnetics General Corporation
          (equity securities)                          2,153,916         3,828,726                          5,982,642
                                                ----------------- ----------------- -------------- -------------------
                                                     $30,013,407        $3,869,763        $26,885         $33,856,285
                                                ================= ================= ============== ===================


                                                                         Gross Unrealized              Estimated
                                                      Cost             Gains           Losses          Fair Value
                                                ----------------- ----------------- -------------- -------------------
June 30, 1995

U.S. Treasury securities and
   obligations of U.S. Government
   agencies                                           $9,196,155           $37,932        $38,046          $9,196,041
Mortgage backed securities                             2,376,323            29,027                          2,405,350
U.S. corporate securities                             26,961,183                           52,150          26,909,033
                                                ----------------- ----------------- -------------- -------------------
Total debt securities                                 38,533,661            66,959         90,196          38,510,424
Intermagnetics General Corporation
          (equity securities)                          2,952,252         3,539,606                          6,491,858
                                                ----------------- ----------------- -------------- -------------------
                                                     $41,485,913        $3,606,565        $90,196         $45,002,282
                                                ================= ================= ============== ===================

The Company has instructed its investment fund managers to invest in conservative, investment grade securities with average maturities of less than three years. The gross realized gains on sales of available-for-sale securities totaled $1,930,056,$-0-, and $2,832 and the gross realized losses totaled $-0-, $77,699, and $8,267 for the years ended June 30, 1996, 1995, and 1994, respectively. The 1996 gross realized gain related to the sale of 123,200 shares of Intermagnetics General Corp. stock.

The amortized cost and estimated fair value of debt and marketable equity securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties or the Company may sell the securities to meet their ongoing and potential future cash needs.

                                                                                       Estimated
                 Available-for-Sale                             Cost                   Fair Value
------------------------------------------------------------------------------------------------------
Due in one year or less                                          $24,045,755               $24,205,660
Due after one year through three years                             3,682,997                 3,667,983
                                                              ----------------------------------------
                                                                  27,728,752                27,873,643
Equity securities                                                  2,153,916                 5,982,642
                                                              ----------------------------------------
                                                                 $29,882,668               $33,856,285

4. Income Taxes

Foreign and domestic loss carryforwards totaling approximately $14,487,000 are available to reduce future taxable income. Foreign loss carryforwards of $2,504,000 can be carried forward indefinitely. The domestic net operating loss carryforward of $11,983,000 expires in 2006 through 2011. Due to a change in ownership defined under Internal Revenue Code Section 382, $2,738,000 of the net operating loss carryforward will be subject to an annual limitation of $1,507,000.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $1,843,000, $496,000 and $386,000 for the years ended June 30, 1996, 1995 and 1994, respectively, to offset the deferred tax assets due to uncertainty of realizations.

Significant components of the Company's deferred tax liabilities and assets as of June 30, are as follows:

                                                       1996                  1995
                                                -----------------------------------------
Deferred tax liabilities:
   Unrealized gain on securities                         $1,306,579              $869,813
   Tax over book depreciation                               497,797               284,907
                                                ------------------------------------------
Total deferred tax liabilities                            1,804,376             1,154,720
                                                ------------------------------------------

Deferred tax assets:
   Net operating loss carryforward                        4,925,559             2,355,356
   Other                                                    377,030               455,015
                                                ------------------------------------------
Total deferred tax assets                                 5,302,589             2,810,371
Valuation allowance for deferred assets                  (3,498,213)           (1,655,651)
                                                ------------------------------------------
Net deferred tax assets                                   1,804,376             1,154,720
                                                ------------------------------------------
Net deferred tax liabilities                                     $0                    $0
                                                ==========================================

There were no income taxes paid for the years ended June 30, 1996, 1995 and 1994. For financial reporting purposes, loss from continuing operations before incomes taxes included the following:

                                                                June 30,
                           --------------------------------------------------------------------------------
                                       1996                       1995                       1994
                                       ----                       ----                       ----
United States                      $(1,605,015)               $(2,743,611)               $(2,915,049)
Foreign                             (1,634,337)                  (648,067)                  (222,311)
                           --------------------------------------------------------------------------------
Total                              $(3,239,352)               $(3,391,678)               $(3,137,360)
                           ================================================================================

There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at June 30, 1996.

5. Commitments

In July 1992, the Company entered into a series of agreements with the Changzhou Battery Factory ("the China development program agreements") in the Peoples Republic of China ("PRC"). These agreements provide for the following:

    o The establishment of a lithium battery plant in the PRC through the transfer of technology, equipment, training and factory start-up services from the Company to Changzhou Ultralife Power Industry Battery Co., Ltd. (a PRC corporation formed for this program) for $6,030,000 in cash (of which $5,568,436 has been paid to date).

    o Once the plant is operational the Company is required to purchase for three years approximately 80% of the joint venture's annual production which is expected to range from 8,000 to 30,000 batteries daily at a price to be determined at the time of purchase (presently $1.50 per battery). The price may change based on the market conditions and other factors at the time of the purchase. The plant is expected to be operational in 1997.

    o The Company is required to pay $675,000 to the program. To date $472,500 has been paid. 60% of these payments will be amortized over the three years that the Company is required to purchase the battery production.

     During 1995, the Company opened an irrevocable letter of credit up to a maximum of $100,000 with an interest rate of 6% a year and an expiration date of September 30, 1996. It is collateralized by $100,000 of the Company's investments. If the Company fails to pay the vendor's invoices within 10 days of their stated terms, the vendor may draw the amount due. As of June 30, 1996, there have been no draws on this irrevocable letter of credit.

The Company entered into an Indemnity Agreement with each member of its Board of Directors and corporate officers in June 1993. The agreement provides that the Company will reimburse directors or officers for all expenses, to the fullest extent permitted by law and the Company by-laws, arising out of their performance as agents or trustees of the Company.

As of June 30, 1996 the Company is committed to purchase approximately $10,039,000 of production machinery and equipment.

6. Stock Options and Warrants

The stockholders of the Company have approved two stock option plans which permit the grant of options. In addition, the stockholders of the Company have approved the grant of options outside of either of the two plans. Under the 1991 stock option plan, 100,000 shares of common stock are reserved for grant to key employees and consultants of the Company through September 13, 2001. The exercise price per share shall be determined by the Board of Directors as follows: (i) Incentive Stock Options (ISOs) shall not be less than 100% of the fair market value at the date of grant; (ii) ISOs granted to holders of more than 10% shall not be less than 110% of the fair market value at the date of grant; and (iii) non-qualified stock options ("NQSOs") shall not be less than

85% of the fair market value of a share at the date of grant. The exercise period is to be determined at the time of grant but cannot exceed ten years (five years from the time of grant if issued to a holder of more than 10%). All options granted under the 1991 plan are NQSOs.

The stockholders of the Company have also approved a 1992 stock option plan which is substantially the same as the 1991 stock option plan. Under the 1992 plan, 1,150,000 shares of common stock are reserved for grant to key employees and consultants of the Company and its subsidiary through October 13, 2002. Options granted under the 1992 plan are either ISO's or NQSO's; key employees are eligible to receive ISO's and NQSO's; directors and consultants are eligible to receive only NQSO's.

Effective March 1, 1995, the Company granted the Chief Executive Officer
("CEO") options to purchase 100,000 shares at $14.25 per share. The options are exercisable in annual increments of 20,000 shares over a five year period commencing March 1, 1996 until March 1, 2001. In addition, on March 1, 1994, the Company granted options to the CEO under the terms of an employment agreement. Options to purchase 150,000 shares at $11.00 per share have been granted. These options are exercisable in annual increments of 30,000 shares over a five year period commencing March 1, 1995 until March 1, 2000.

The options to purchase 150,000 shares of common stock granted to the CEO pursuant to the 1994 Agreement was not ratified by the Company's shareholders, nor was it issued as a part of an option plan which was approved by the shareholders of the Company, as required by the by-laws of the NASD Stock Market, Inc. (NASD). NASD has informed the Company that this will subject the Company to having its common stock de-listed if this problem is not corrected. As a result, the Company and the CEO have entered into an amendment to the 1994 Agreement wherein only the option to purchase 25,000 common shares will vest and that the balance of the 125,000 shares will become exercisable only if and when the option for the total 150,000 shares are ratified and approved by the shareholders of the Company. When the 1994 option is ratified, all shares will vest and be exercisable on the dates and under the terms of the 1994 Options, in accordance with the terms thereof. If the Company's shareholders do not ratify the 1994 Option at the Company's Shareholders Meeting currently scheduled for December, 1996, the Company will compensate the CEO for the loss incurred by him as a result of the loss of the 1996 Options in such manner as both parties mutually agree. If CEO and the Company are unable to agree to the amount or manner of such compensations after negotiating in good faith, the matter will be resolved by binding arbitration by the American Arbitration Association.

This table summarizes data for the stock options issued by the Company:

                                        1996                           1995                          1994
                           ------------------------------- ----------------------------- -----------------------------
                             Number     Option Price Per     Number      Option Price      Number      Option Price
                            of Shares         Share         of Shares      Per Share      of Shares      Per Share
                           ------------ ------------------ ------------ ---------------- ------------ ----------------
Shares under option at
beginning of year           1,259,975      $  4.00-$18.25    1,130,000    $ 4.00-$14.00      938,500   $4.00-$ 13.25
Options granted               190,000      $ 13.19-$24.50      314,500    $13.00-$18.25      313,500   $8.75-$14.00
Options exercised            (218,800)     $  4.00-$17.25     (112,525)   $ 4.00-$ 8.00      (82,000)  $4.00
Options canceled              (36,750)     $  9.50-$20.25      (72,000)   $ 6.38-$14.00      (40,000)  $11.75
                           ------------ ------------------ ------------ ---------------- ------------ ----------------
Shares under option at
end of year                 1,194,425      $  4.00-$24.50    1,259,975    $  4.00-$18.25   1,130,000   $4.00-$14.00
                           ------------ ------------------ ------------ ---------------- ------------ ----------------
Options exercisable at
end of year                   570,125      $  4.00-$24.50      531,100    $  4.00-$18.25     366,875   $4.00-$ 13.75
                           ------------                    ------------                  ------------
Unoptioned shares
available at end of
year                          195,500                           10,500                       142,000
                           ------------                    ------------                  ------------

The Company had issued warrants to purchase 100,625 shares of its common stock. Those warrants were exercised on September 21, 1995. The Company has reserved 2,154,625, 1,409,125, and 1,388,125 shares of common stock under the various stock option plans and warrants as of June 30, 1996, 1995, and 1994, respectively.

7. 401(K) Plan

On April 23, 1992, the Company established a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contribution. There were no employer contributions for the fiscal years ended June 30, 1996, 1995, or 1994.

8. Inventories

The year-end composition of inventories were:

                                                  1996                       1995
                                              -------------------------------------
Raw materials                                  $3,311,440                 $2,705,437
Work in process                                 4,329,111                  2,540,345
Finished products                               1,589,981                  1,187,377
                                              --------------------------------------
                                                9,230,532                  6,433,159
Less: Reserve for obsolescence                    792,741                  1,196,530
                                              --------------------------------------
                                               $8,437,791                 $5,236,629

9. Stockholders' Equity and Related Party Transactions

During fiscal 1996, the shareholders of the Company ratified an amendment to the Company's Certificate of Incorporation to change the authorized but unissued preferred stock from no par to $0.10 par value per share. The Board of Directors have the authority to fix by resolution the voting power, if any, designations, preferences, privileges or other special rights of any series of preferred stock. No shares of preferred stock have been issued.

The Company holds approximately 332,369 shares (market value of $5,982,642) and 455,569 shares (market value of $6,491,858) of Intermagnetics General Corporation ("IMG"). IMG is considered to be a related party since certain directors of the Company also serve also serve as officers or directors of IMG.

10. Business Segment Information

The Company's operations are classified into two business segments: batteries and technology contracts. Operations within the battery segment include the manufacture and sale of lithium batteries. The technology contract segment includes revenue associated with the series of agreements with Changzhou as well as various research and development contracts with the U.S. Government and other companies. There are no inter-segment sales. U.S. sales to foreign customers during 1996, 1995, and 1994 were $1,381,352, $608,427, and $613,330, respectively.

                                                            Year ended June 30,
                                               1996                1995                 1994
                                           -------------       ------------       -------------
Business Segment Results
Net Sales:
  Batteries                                $ 12,623,646        $ 11,212,643        $  2,889,193
  Technology contracts                        2,477,887           3,430,640           2,424,356
                                           ------------        ------------        ------------
                                           $ 15,101,533        $ 14,643,283        $  5,313,549
                                           ============        ============        ============
(Loss) earnings before income taxes:
  Batteries                                $ (5,010,631)       $ (3,346,856)       $ (3,621,829)
  Technology contracts                          524,180             413,523             643,313
  Corporate administration                    1,247,099            (458,345)           (158,844)
                                           ------------        ------------        ------------
                                           $ (3,239,352)       $ (3,391,678)       $ (3,137,360)
                                           ============        ============        ============
Depreciation and amortization:
  Batteries                                $    810,332        $    613,246        $    305,814
  Technology contracts
  Corporate administration
                                           ------------        ------------        ------------
                                           $    810,332        $    613,246        $    305,814
                                           ============        ============        ============
Identifiable assets:
  Batteries                                $ 21,808,067        $ 12,796,090        $  6,354,049
  Technology contracts                        2,121,544           2,525,582           1,315,179
  Corporate administration                   36,703,318          47,271,476          22,408,982
                                           ------------        ------------        ------------
                                           $ 60,632,929        $ 62,593,148        $ 30,078,210
                                           ============        ============        ============
Capital expenditures:
  Batteries                                $  6,693,759        $  1,839,558        $  1,780,077
  Technology contracts
  Corporate administration
                                           ------------        ------------        ------------
                                           $  6,693,759        $  1,839,558        $  1,780,077
                                           ============        ============        ============

Information concerning geographic area is as follows:

                                                   Year ended June 30,
                                    1996                 1995                 1994
                                ------------        ------------        ------------
Revenue:
  North America                 $ 10,967,546        $  8,202,047        $  5,038,855
  Europe                           4,133,987           6,441,236             274,694
                                ------------        ------------        ------------
                                $ 15,101,533        $ 14,643,283        $  5,313,549
                                ============        ============        ============
Loss before income taxes:
  North America                 $ (1,605,015)       $ (2,743,611)       $ (2,915,049)
  Europe                          (1,634,337)           (648,067)           (222,311)
                                ------------        ------------        ------------
                                $ (3,239,352)       $ (3,391,678)       $ (3,137,360)
                                ============        ============        ============
Identifiable assets
  North America                 $ 56,367,177        $ 57,602,334        $ 27,561,444
  Europe                           4,265,752           4,990,814           2,516,766
                                ------------        ------------        ------------
                                $ 60,632,929        $ 62,593,148        $ 30,078,210
                                ============        ============        ============

11. Acquisition of Business

The following pro forma (unaudited) combined statement of operations for the year ended June 30, 1994 assumes the acquisition had occurred on July 1, 1993:

                                                        Ultralife
                                        Ultralife       Batteries          Pro Forma         Pro Forma
                                     Batteries, Inc.    (UK) Ltd.         Adjustments         Combined
                                    -----------------------------------------------------------------------
   Revenue:
            Battery sales           $ 2,614,499         $2,782,632                           $5,397,131
            Technology contracts      2,424,356                                               2,424,356
                                    ---------------------------------------------------------------------
   Total revenue                      5,038,855          2,782,632                            7,821,487

   Cost of products sold:
      Battery costs                   2,887,520          3,265,500          (228,660)(A)      5,924,360
      Technology contracts            1,781,043                                               1,781,043
                                    ---------------------------------------------------------------------
   Total costs of products sold       4,668,563          3,265,500          (228,660)         7,705,403
                                    ---------------------------------------------------------------------
   Gross profit (loss)                  370,292           (482,868)          228,660            116,084
   Selling, general and
     administrative expenses          2,654,366          1,282,404                            3,936,770
   Research and development
     expenses                         1,481,211                                               1,481,211
                                    ---------------------------------------------------------------------
                                     (3,765,285)        (1,765,272)          228,660         (5,301,897)
   Interest income, net of interest
     expense of $49,725                 835,585                              (72,000)(B)        763,585
   Miscellaneous income                  22,498                                                  22,498
                                    ---------------------------------------------------------------------
   Loss before income taxes          (2,907,202)        (1,765,272)         156,660          (4,515,814)
   Income taxes
                                    ---------------------------------------------------------------------
   Net loss                         $(2,907,202)       $(1,765,272)       $ 156,660         $(4,515,814)
                                    =====================================================================
   Net loss per common                                      Not               Not
    share                                 $(.53)         Applicable        Applicable             $(.82)
                                    =====================================================================
   Weighted average
     number of shares                                       Not               Not
         outstanding                  5,498,749          Applicable        Applicable         5,498,749
                                    ======================================================================

The accompanying pro forma (unaudited) combined statement of operations includes adjustments to (increase) decrease pro forma combined losses before taxes as follows:

    (A) To adjust depreciation expense to reflect the lower cost basis resulting from the acquisition.

    (B) To reflect a reduction in the investment income due to payment of the purchase price for Ultralife Batteries (UK) Ltd.

                    Ultralife Batteries, Inc. and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts

           Col. A                              Col. B          Col. C         Col. D              Col. E                Col. F
                                                                     Additions
                                                            ------------------------------
                                             Balance at      Charged to                                               Balance at
                                             Beginning       Costs and        Charged to                                End of
       Classification                        of Period        Expenses      Other Accounts       Deductions             Period
---------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1996
Deducted from asset accounts:
   Allowance for doubtful accounts          $    88,277        $103,568                           $ 1,415(D)          $   190,430

Product warranty reserve                    $    63,786                        $89,504(C)         $ 13,786            $   139,504

Year ended June 30, 1995
Deducted from asset accounts:
   Allowance for doubtful accounts          $    53,631        $ 64,311                           $ 29,665(A)         $    88,277

Product warranty reserve                    $   111,491                                           $ 47,705(B)         $    63,786

Year ended June 30, 1994
Deducted from asset accounts:
   Allowance for doubtful accounts          $    37,533        $ 33,091                           $ 16,993(D)         $    53,631

Product warranty reserve                    $    15,643        $ 52,436        $43,412(E)                             $   111,491

(A)   Recovery of accounts receivable balances previously reserved for.
(B)   Reduction in reserve based on Company's experience
(C)   Reduction to battery revenues.
(D)   Write-off of accounts receivable balance.
(E) Reserve included in net assets of business acquired translated at the year end exchange rate.

                                 EXHIBIT INDEX



10.23 Amendment, dated March 29, 1996, to the Employment Agreement dated March 1, 1994 between the Registrant and Bruce Jagid

10.24 Amendment, dated April 2, 1996, to the Agreement, effective as of November 30, 1994, relating to rechargeable batteries. (Confidential treatment has been requested as to certain portions of this agreement.) (incorporated by reference to
                    Exhibit 10.24 of the Company's Registration Statement on Form S-I filed on October 7, 1994 (File No. 33-84888).

10.27               Ultralife Batteries, Inc. Chief Executive Officer's Stock
                    Option Plan.

10.26               Ultralife Batteries, Inc. 1992 Stock Option Plan.

23.1                Consent of Arthur Andersen LLP.

27                  Financial Data Schedule