Form 10-Q
period 1996-09-30
ULTRALIFE BATTERIES INC
filed 1996-11-18
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

[ ]  Transition  report  pursuant  to  section  13 or  15(d)  of the  Securities
               Exchange Act of 1934 for the transition period from

                        ______________ to ______________

                         Commission file number 0-20852

                            ULTRALIFE BATTERIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     16-1387013
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
incorporation or organization)

                   1350 Route 88 South, Newark, New York 14513
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 332-7100
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes..X... No.....

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value -7,934,211 shares outstanding as of November 5, 1996

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets -
          September 30, 1996 and June 30, 1996................................3

         Condensed Statements of Operations -
          Three months ended
           September 30, 1996 and 1995........................................4

         Condensed Statements of Cash Flows -
          Three months ended September 30, 1996 and 1995......................5

         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................7 - 8

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................9


SIGNATURES...................................................................10

PART I FINANCIAL INFORMATION
Item 1. Financial Statements:

                            ULTRALIFE BATTERIES, INC.
                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   (Unaudited)
                                                 Sept. 30, 1996    June 30, 1996
                                                 --------------   --------------
ASSETS

Current assets
  Cash and cash equivalents                      $    3,156,079   $    1,212,743
  Available-for-sale securities                      16,019,905       21,839,692
  Acounts receivable                                  5,293,871        4,907,279
  Inventories                                         8,773,135        8,437,791
  Other current assets                                  432,920          450,251
                                                 --------------   --------------
    Total current assets                             33,675,910       36,847,756

  Net property and equipment                         11,782,156       10,688,538

  Available-for-sale securities
   held to purchase equipment                        11,026,052       12,016,593
  Investment in joint venture                           283,500          283,500
  Technology license agreements, net                    763,143          796,542

                                                 ==============   ==============
     Total assets                                $   57,530,761   $   60,632,929
                                                 ==============   ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                               $    2,783,263   $    3,434,473
  Other accrued liablilities                            935,532          763,690
                                                 --------------   --------------
   Total current liabilities                          3,718,795        4,198,163

Shareholders' equity
  Common stock - par value                              792,985          792,322
  Capital in excess of par value                     64,656,475       64,630,638
  Unrealized gain on securities                       2,508,169        3,842,878
  Foreign currency translation adjustments               34,633           37,749
  Accumulated deficit                               -14,180,296      -12,868,821
                                                 --------------   --------------
    Total shareholders' equity                       53,811,966       56,434,766

                                                 ==============   ==============
    Total liabilities and shareholders' equity   $   57,530,761   $   60,632,929
                                                 ==============   ==============

                            ULTRALIFE BATTERIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                     1996              1995
                                                  -----------       -----------
Revenues:
  Battery sales                                   $ 3,619,676       $ 3,719,963
  Technology contracts                                352,050           395,197
                                                  -----------------------------
  Total revenue                                     3,971,726         4,115,160

Cost of products sold:
  Battery costs                                     3,301,163         3,109,841
  Technology contracts                                196,710           195,110
                                                  -----------------------------
  Total cost of products sold                       3,497,873         3,304,951

Gross Profit                                          473,853           810,209

Research & Development                                818,075           635,761
Selling & Administrative                            1,270,248           981,662
                                                  -----------------------------
Total Operating Expenses                            2,088,323         1,617,423

Operating (Loss)                                   (1,614,470)         (807,214)

Interest Income                                       302,995           552,087

                                                  -----------------------------
Net Income (Loss)                                 $(1,311,475)      $  (255,127)
                                                  =============================


Earnings (Loss) Per Share                         $     (0.17)      $     (0.03)
                                                  =============================

Weighted Average Number of Shares                   7,924,840         7,665,634
                                                  =============================

                            ULTRALIFE BATTERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1996          1995
                                                   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                  $ (1,311,475)  $  (255,127)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
Depreciation, amortization and other provisions         380,319      (199,795)
Foreign currency (loss)/gain                             (3,115)        3,196
Changes in operating assets and liabilities:
 Increase in trade accounts receivable                 (395,110)   (1,083,633)
 (Increase) decrease in contract revenue receivable           0        21,277
 Increase in inventories                               (459,920)      582,357
 Decrease in prepaid expenses
    and other current assets                             17,332       424,394
 (Decrease) increase in accounts payable and
    accrued liabilities                                (479,369)     (719,743)
                                                   ------------   -----------
Net cash used in operating activities                (2,251,338)   (1,227,074)
                                                   ------------   -----------

INVESTING ACTIVITIES
Purchase of property and equipment                   (1,307,445)   (2,584,966)
Purchase of securities                              (16,941,122)  (20,380,083)
Sales of securities                                   5,722,824     5,423,008
Maturities of securities                             16,693,917    18,882,342
                                                   ------------   -----------
Net cash (used in) provided
 by investing activities                              4,168,174     1,340,301
                                                   ------------   -----------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                   26,500        30,294
Effect of exchange rate changes on cash                       0           810
                                                   ------------   -----------
Net cash provided by financing activities                26,500        31,104
                                                   ------------   -----------

(Decrease) Increase in Cash and Cash Equivalents      1,943,336       144,331

Cash and Cash Equivalents at Beginning of Period      1,212,743     1,734,146
                                                   ------------   -----------
Cash and Cash Equivalents at End of Period         $  3,156,079   $ 1,878,477
                                                   ============   ===========

                            ULTRALIFE BATTERIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1996 and the results of operations and cash flows for the three month periods ended September 30, 1996 and 1995. The results for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1996, filed on Form 10-K on September 30, 1996.

2. NET LOSS PER SHARE

     Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period; common stock options have not been included since their inclusion would be antidilutive.

3. RECENT PRONOUNCEMENTS

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

     The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 1996 and 1995

     Consolidated revenues of Ultralife Batteries, Inc. (the "Company") for the three months ended September 30, 1996 were $3,972,000 compared to $4,115,000 reported for the same period of the prior year. The decreased revenue in the amount of $143,000 or 3% was the net result of reduced revenues in the U.S. nearly offset by increased sales in the U.K. Revenues from Ultralife's U.K. operations increased 32% from the prior year's first quarter as orders increased and the company resumed full production of its high rate primary battery product line following a fire which occurred in September, 1995. In the U.S., higher revenues were anticipated from sales of 9 volt batteries. However, delays in introduction of premium long life smoke detector units by the original equipment manufacturers have delayed release of the company's 9 volt batteries to these customers. Additionally, technical contract revenues were lower than the comparable period in the prior year.

     On November 1, 1996, Ultralife was awarded a contract valued at $1,260,000 as a result of the U.S. Army exercising its option to receive more batteries. In addition, the company's U.K. operations received a production contract from the British Ministry of Defense valued at approximately $1,000,000 to be delivered in this fiscal year.

     Consolidated gross margin was 12% of revenue for the first fiscal quarter of 1997 compared to 20% for the same period for fiscal 1996. The Company has continuted its reduced production level of the 9 volt battery during the quarter ended September 30, 1996 compared to the prior year. This strategic decision was taken in order to more closely balance production with sales levels. As a result, cost of goods sold in the U.S. increased as the fixed costs were absorbed over fewer batteries manufactured.

     Total operating expenses of $2,088,000 for the first quarter of the current year reflect an increase of $471,000 or 29% compared to $1,617,000 for the same period of the prior year. A component of total operating expense is research and development. These expenditures increased by $182,000 or 29% to $818,000 for the three months ended September 30, 1996 from $636,000 for the corresponding period of the previous year. These increased research and development expenditures are directly related to the commercialization of the Company's rechargeable lithium-ion solid-polymer batteries. A continuation of substantial research and development expenditures is anticipated as the company moves toward mass production and continued improvement of rechargeable batteries. Selling and administrative expenses increased by $288,000 or 29% to $1,270,000 for the first quarter of the current fiscal year compared to $982,000 for the prior year. This increase was planned by the Company in order to support the introduction of the rechargeable battery.

     Automated manufacturing equipment for the rechargeable battery has been ordered and significant machinery has been received by the Company. The Company expects to have the manufacturing machinery installed and qualified for production of the rechargeable battery during the first calendar quarter of 1997.

Liquidity and Capital Resources

     As of September 30, 1996, cash, cash equivalents and available-for-sale investments totaled more than $30,000,000. The Company used $2,251,000 of cash from operations during the first three months of fiscal 1997. This is the net result of increased net losses for the period, a reduction of accounts payable as well as increases in both accounts receivable and inventory. Additionally, the Company expended approximately $1,307,000 of cash to purchase machinery and equipment as it continues preparation of the commercialization of the rechargeable lithium-ion solid-polymer battery and upgrades of both the U.S. and U.K. manufacturing facilities.

     The Company does not currently have any long-term debt. Also, it does not have any current financing arrangements or loan facilities in place or available to it. The Company's current financial position is adequate to support its financial requirements for the near future.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits
         None
    (b)  Reports on Form 8-K
         None filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ULTRALIFE BATTERIES, INC.
                                            -------------------------
                                                   (Registrant)


Date:    November 14, 1996.                 By:/s/ Bruce Jagid
         -----------------                  -----------------------
                                            Bruce Jagid
                                            Chief Executive Officer


Date:    November 14, 1996.                 By:/s/ Robert Cook
         -----------------                  -----------------------
                                            Robert Cook
                                            Chief Financial Officer
                                            and Controller