Form 10-K/A
period 1996-06-30
ULTRALIFE BATTERIES INC
filed 1996-12-06
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                Amendment No. 1
                                       to
                                    FORM 10-K


/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-20852
                       -------

                           ULTRALIFE BATTERIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                      16-1387013
- ------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

1350 Route 88 South, Newark, New York                         14513
- ------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (315) 332-7100
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                          Name Of Each Exchange
 Title Of Each Class                                       On Which Registered
---------------------                                      ---------------------
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

                   Comparison of Primary Battery Technologies

                                 Energy Density



                                         Wh/kg          Wh/l                          Shelf Life    Operating Temperature
             Technology                   (5)           (5)       Discharge Profile     (Years)            Range (F)
             ----------                  -----          ----      -----------------   ----------    ---------------------
9-Volt
Configurations
- --------------
Ultralife lithium-
  manganese                                                                             up to 10
  dioxide (1)                             262           406              Flat                             -40 to 160

Alkaline (2)                               65           143            Sloping           4 to 5            -4 to 130

Carbon-zinc (2)                            22            40            Sloping           1 to 2            23 to 113

High Rate
 Cylindrical (3)
- ----------------
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


Safety and Security
     Equipment                           Medical Devices                           Specialty Instruments
- -------------------                      ---------------                           ---------------------
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

                        Comparison of Rechargeable Battery Technologies

                                 Energy Density
                                 --------------

                                                                       Safety          Memory          Cycle           Environ-
Technology                                  Wh/kg         Wh/1         Profile         Effect         Life(1)           mental
- ----------                                  -----         ----         -------         ------         -------          --------

Ultralife lithium-ion
   solid polymer (2)                       100-125      175-200          Good            No        more than 500          OK


Lead-acid (3)                               35-46       110-120       Acceptable         No                  500      Problem (7)

Nickel-cadmium (3)                          40-55       100-150       Acceptable        Yes                  500        Problem
                                                                                                                         (7)

Nickel-metal hydride (3)                    50-60       125-300       Acceptable         No                  500        Problem
                                                                                                                         (7)

Lithium-ion liquid
   electrolyte (3)                         125(6)       300(6)        Concern (4)        No                  800       Yes/No (5)


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

                                                                                              Potential
                                                                          Realizable Value at Assumed Annual Rates of
                  Individual Grants                                       Stock Price Appreciation for Option Term (1)
- ---------------------------------------------------------------------     ---------------------------------------------
                                             % of
                 Number          SARs        Total
               Securities      Granted      Options\
               Underlying        to         Exercise
                Options/      Employees     or Base                          0 %       5%        5%      10%      10%
                  SARs        in Fiscal      Price        Expiration        Stock     Stock    Dollar   Stock   Dollar
Name           Granted (#)     Year(6)     ($/sh)(7)        Date            Price     Price   Gain(8)   Price  Gain (8)
- ----           ----------     ---------    ---------      ----------        -----     -----   -------   -----  --------
Bruce Jagid     1,500 (2)       0.8%       $24.50        Sep.30, 2000       $24.50    $31.27  $10,155  $39.46   $22,440
Chief           1,500 (3)       0.8%       $24.00        Dec 31, 2000       $24.00    $30.63   $9,945  $38.65   $21,975
   Executive    1,500 (4)       0.8%       $14.75        Mar 31, 2001       $14.75    $18.83   $6,120  $23.76   $13,515
   Officer      1,500 (5)       0.8%       $14.25        Jun 30, 2001       $14.25    $18.19   $5,910  $22.95   $13,050

Joseph          1,500 (2)       0.8%       $24.50        Sep.30, 2000       $24.50    $31.27  $10,155  $39.46   $22,440
Barrella        1,500 (3)       0.8%       $24.00        Dec.31, 2000       $24.00    $30.63   $9,945  $38.65   $21,975
President &     1,500 (4)       0.8%       $14.75        Mar.31, 2001       $14.75    $18.83   $6,120  $23.76   $13,515
   Chief        1,500 (5)       0.8%       $14.25        Jun.30, 2001       $14.25    $18.19   $5,910  $22.95   $13,050
   Operating
   Officer

Harold Kramer           0         0%            0          -----              $0        $0       $0      $0       $0

Stanley Lewin           0         0%            0          -----              $0        $0       $0      $0       $0

Ian Irving              0         0%            0          -----              $0        $0       $0      $0       $0

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



                                     Number of Shares   Percent Beneficially
Name                               Beneficially Owned          Owned
- ----                               ------------------   --------------------

Intermagnetics General
  Corporation
     450 Old Niskayuna Rd.
     Latham, NY 12210-0461 (1)        996,086                12.53%

Joseph Abeles (2)                     259,000                 3.26%

Joseph Barrella (3)                   287,000                 3.58%

Bruce Jagid (4)                       452,800                 5.53%

Richard Hansen (5)                     25,000                 0.31%

Arthur Lieberman (6)                  127,000                 1.59%

Martin Rosansky (7)                   137,000                 1.71%

Carl Rosner (8)                       996,086                12.53%

Stuart Shikiar (9)                    104,500                 1.31%

All directors and officers
  as a group (14 persons) (10)       2,465,386               28.99%


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

10.21 Employment Agreement dated March 1, 1994 between the Registrant and Bruce Jagid.

10.22 Amendment, dated August 24, 1995, to the Employment Agreement dated March 1, 1994 between the Registrant and Bruce Jagid


10.23 Amendment, dated March 29, 1996, to the Employment Agreement dated March 1, 1994 between the Registrant and Bruce Jagid (Filed with the Company's original Form 10-K for the fiscal year ended June 30, 1996)

10.24 Amendment, dated April 2, 1996, to the Agreement, effective as of November 30, 1994, relating to rechargeable batteries. (Confidential treatment has been requested as to certain portions of this agreement. Confidential information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.)

10.25 Ultralife Batteries, Inc. Chief Executive Officer's Stock Option Plan.(Filed with the Company's original Form 10-K for the fiscal year ended June 30, 1996)


11                  Statement Regarding Computation of Earnings Per Share.


23 Consent of Ernst & Young LLP. (Filed with the Company's original Form 10-K for the fiscal year ended June 30, 1996)

23.1 Consent of Arthur Andersen LLP. (Filed with the Company's original Form 10-K for the fiscal year ended June 30, 1996)


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

                                             ULTRALIFE BATTERIES, INC.


                                              By: /s/ BRUCE JAGID
                                                  -----------------------------
                                                  Bruce Jagid
                                                  Chairman and
                                                  Chief Executive Officer
Dated:   November 27, 1996



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:    November 27, 1996                        /s/JOSEPH N. BARRELLA
                                                  -----------------------------
                                                  Joseph N. Barrella
                                                  President, Director and
                                                  Chief Operating Officer
                                                  (Principal Executive Officer)

Date:    November 27, 1996                        /s/ ROBERT COOK
                                                  -----------------------------
                                                  Robert Cook
                                                  Chief Financial Officer
                                                  and Controller
                                                  (Principal Financial and
                                                  Accounting Officer)

Date:    November 27, 1996                        /S/ BRUCE JAGID
                                                  -----------------------------
                                                  Bruce Jagid (Director)

Date:    November 27, 1996                        /s/ JOSEPH C. ABELES
                                                  -----------------------------
                                                  Joseph C. Abeles (Director)

Date:    November 27, 1996                        /s/ RICHARD HANSEN
                                                  -----------------------------
                                                  Richard Hansen (Director)

Date:    November 27, 1996                        /s/ ARTHUR LIEBERMAN
                                                  -----------------------------
                                                  Arthur Lieberman (Director)

Date:    November 27, 1996                        /s/ MARTIN ROSANSKY
                                                  -----------------------------
                                                  Martin Rosansky (Director)

Date:    November 27, 1996                        /s/ CARL ROSNER
                                                  -----------------------------
                                                  Carl Rosner (Director)

Date:    November 27, 1996                        /s/ STUARY SHIKIAR
                                                  -----------------------------
                                                  Stuart Shikiar (Director)

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

                                                                                       Estimated
                 Available-for-Sale                             Cost                   Fair Value
- ------------------------------------------------------------------------------------------------------
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

                    Ultralife Batteries, Inc. and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts

           Col. A                              Col. B          Col. C         Col. D              Col. E                Col. F
                                                                     Additions
                                                            ------------------------------
                                             Balance at      Charged to                                               Balance at
                                             Beginning       Costs and        Charged to                                End of
       Classification                        of Period        Expenses      Other Accounts       Deductions             Period
- ---------------------------------------------------------------------------------------------------------------------------------
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

                                 EXHIBIT INDEX


10.7                Ultralife Batteries, Inc. 1992 Stock Option Plan.




10.24 Amendment, dated April 2, 1996, to the Agreement, effective as of November 30, 1994, relating to rechargeable batteries. (Confidential treatment has been requested as to certain portions of this agreement. Confidential information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.)

10.25               Ultralife Batteries, Inc. Chief Executive Officer's Stock
                    Option Plan.