Form 10-Q
period 1996-12-31
ULTRALIFE BATTERIES INC
filed 1997-02-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the transition period from

                                       to

                         Commission file number 0-20852

                            ULTRALIFE BATTERIES, INC.
              Exact name of registrant as specified in its charter)

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

                                Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value, 7,949,711 shares outstanding as of February 11, 1997

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets -
          December 31, 1996 and June 30, 1996.................................3

         Condensed Statements of Operations -
          Three months and six months ended
           December 31, 1996 and 1995.........................................4

         Condensed Statements of Cash Flows -
          Six months ended December 31, 1996 and 1995.........................5

         Notes to Condensed Financial Statements .........................6 - 7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................8 - 11


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................12

Item 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................13

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            ULTRALIFE BATTERIES, INC.
                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           (Unaudited)
                                                        December 31, 1996      June 30, 1996
                                                        -----------------      -------------
ASSETS

Current assets
   Cash and cash equivalents                              $    183,193         $  1,212,743
   Available-for-sale securities                            18,163,774           21,839,692
   Accounts receivable                                       6,104,922            4,907,279
   Inventories                                               7,277,041            8,437,791
   Other current assets                                        362,536              450,251
                                                          ------------         ------------
        Total current assets                                32,091,466           36,847,756

   Net property and equipment                               14,478,410           10,688,538

   Due from insurance companies                              1,003,097                    0
   Available-for-sale securities
    held to purchase equipment                               7,502,926           12,016,593
   Investment in joint venture                                 283,500              283,500
   Technology license agreements, net                          732,544              796,542

                                                          ============         ============
             Total assets                                 $ 56,091,943         $ 60,632,929
                                                          ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                       $  4,677,403         $  3,434,473
   Other accrued liabilities                                   511,107              763,690
                                                          ------------         ------------
        Total current liabilities                            5,188,510            4,198,163

Shareholders' equity
   Common stock - par value                                    792,185              792,322
   Capital in excess of par value                           64,444,393           64,630,638
   Unrealized gain on securities                             1,893,230            3,842,878
   Foreign currency translation adjustments                     (1,900)              37,749
   Accumulated deficit                                     (16,224,475)         (12,868,821)
                                                          ------------         ------------
             Total shareholders' equity                     50,903,433           56,434,766

                                                          ------------         ------------
             Total liabilities and shareholders' equity   $ 56,091,943         $ 60,632,929
                                                          ============         ============

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months and Six Months Ended December 31, 1996
                                   (Unaudited)
--------------------------------------------------------------------------------

 Three Months Ended Dec. 31,                                              Six Months Ended Dec. 31,
-----------------------------                                           ------------------------------
     1996             1995                                                   1996             1995
     ----             ----                                                   ----             ----
                                  Revenues:
$  3,824,343    $  2,841,191           Battery sales                    $  7,444,019     $  6,561,154
     241,697       1,099,651           Technology contracts                  593,747        1,494,848
-----------------------------                                           ------------------------------
   4,066,040       3,940,842           Total revenue                       8,037,766        8,056,002

                                  Cost of Products Sold:
   3,824,715       2,490,227           Battery costs                       7,125,878        5,600,068
     297,777         217,042           Technology contracts                  494,487          412,152
-----------------------------                                           ------------------------------
   4,122,492       2,707,269           Total cost of products sold         7,620,365        6,012,220

     (56,452)      1,233,573      Gross Profit                               417,401        2,043,782

     969,173         704,200      Research and Development                 1,787,248        1,339,961
   1,516,437       1,325,861      Marketing and Administration             2,786,685        2,307,523
-----------------------------                                           ------------------------------
   2,485,610       2,030,061      Total Operating Expenses                 4,573,933        3,647,484

  (2,542,062)       (796,488)     Operating (Loss)                        (4,156,532)      (1,603,702)

     497,883         573,664      Interest Income                            800,878        1,125,751
           0       1,617,758      Gain On Sale of Securities                       0        1,617,758
           0        (229,976)     Fire Loss Reserve                                0         (229,976)

-----------------------------                                           ------------------------------
$ (2,044,179)   $  1,164,958      Net Earnings (Loss)                   $ (3,355,654)   $     909,831
=============================                                           ==============================

$      (0.26)   $       0.15      Earnings (Loss) Per Share             $      (0.42)   $        0.12
=============================                                           ==============================

   7,949,711       7,766,373      Number of Primary Shares                 7,933,086        7,665,634
=============================                                           ==============================

                            ULTRALIFE BATTERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For The Six Months Ended December 31, 1996 and 1995
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                        Six Months Ended December 31,
                                                        ----------------------------
                                                            1996            1995
                                                        ------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                       $ (3,355,654)   $    909,829
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
Depreciation, amortization and other provisions              608,863          38,951
Foreign currency (loss)/gain                                 (39,648)        (46,197)
Changes in operating assets and liabilities:
   Increase in accounts receivable                        (1,317,509)     (1,284,315)
   Decrease (increase) in contract revenue receivable              0        (116,554)
   Decrease (Increase) in inventories                        964,468         (19,569)
   Decrease in prepaid expenses
      and other current assets                                87,716         285,997
   Increase (decrease) in accounts payable and
      accrued liabilities                                  1,428,603      (1,728,436)
                                                        ------------    ------------
Net cash used in operating activities                     (1,623,161)     (1,960,294)
                                                        ------------    ------------

INVESTING ACTIVITIES
Purchase of property and equipment                        (5,021,686)     (3,894,750)
Purchase of securities                                   (22,927,038)    (28,370,623)
Sales of securities                                        9,239,983       9,977,297
Maturities of securities                                  19,488,735      26,889,150
                                                        ------------    ------------
Net cash (used in) provided by investing activities          779,994       4,601,074
                                                        ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                       119,125       1,038,500
Purchase Treasury Stock                                     (305,508)              0
Effect of exchange rate changes on cash                            0           4,796
                                                        ------------    ------------
Net cash provided by financing activities                   (186,383)      1,043,296
                                                        ------------    ------------


(Decrease) Increase in Cash and Cash Equivalents          (1,029,550)      3,684,076

Cash and Cash Equivalents at Beginning of Period           1,212,743       1,734,146

                                                        ------------    ------------
Cash and Cash Equivalents at End of Period              $    183,193    $  5,418,222
                                                        ============    ============

                            ULTRALIFE BATTERIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at December 31, 1996 and the results of operations for the three and six month periods ended December 31, 1996 and 1995 and cash flows for the six month periods ended December 31, 1996 and 1995. The results of operations and cash flows for the three months and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1996, filed on Form 10-K on September 30, 1996.

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

                            ULTRALIFE BATTERIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (continued from page 6)
--------------------------------------------------------------------------------

4. CONTINGENCY - UK SUBSIDIARY

     The Company's wholly owned subsidiary located in the United Kingdom, Ultralife Batteries Ltd (UK), experienced a fire early in December, 1996. A great deal of the production capacity was damaged or destroyed. In order to compensate for this loss of manufacturing capacity, alternate sources of components have been identified and assembly of batteries is being relocated.

     Preliminary discussions with the insurance company indicate that the Company is fully insured for the replacement cost of all assets lost as well as business interruption losses. The damaged and destroyed equipment and machinery is initially estimated to have a net book value of $1,003,000 at current exchange rates. These damaged or destroyed assets have been removed from the accounts and a receivable due from the insurance company has been recorded. An estimate of the business interruption impact has not yet been calculated. The initial analysis prepared by the Company indicates that no economic loss will be incurred by the Company and so no loss provision has been recorded in the financial statements. It should be noted however that although the Company expects to be substantially compensated for its losses from insurance proceeds, there may be a short-term adverse impact on revenues and earnings. This situation is being actively monitored and evaluated by management.

The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended December 31, 1996 and 1995

     Total revenues were $4,066,000 for the three months ended December 31, 1996 ("second quarter 1997"). This represents an increase of $125,000 or 3% over the $3,941,000 reported for the three months ended December 31, 1995 ("second quarter 1996"). Sales of batteries increased by 35% during the second quarter 1997 compared to the same period of the prior year. This is the result of increasing number of batteries sold in both the US and UK. In the US, these results were generated though sales to major smoke detector manufacturers have not met management expectations to date. Revenues from technology contracts were $242,000 during the second quarter 1997; a decrease of $858,000 or 78% compared to the second quarter 1996. This the result of completion of certain contracts and delays in receipt of new programs.

     Consolidated gross margin was a loss of 1% of revenue for the second fiscal quarter of 1997 compared to income of 31% for the same period of the previous year. Primarily, the margin erosion is attributable to reduced revenues from technology contracts with their greater historical gross margins. Additionally, the Company further reduced production levels of the 9 volt battery during the quarter ended December 31, 1996. This decision resulted in increased unabsorbed factory overhead.

     Total operating expenses of $2,486,000 for the second quarter 1997 reflect an increase of $456,000 or 22% compared to $2,030,000 for the same period of the prior year. $265,000 of this total increase of operating expenses is attributable to research and development expenses. This is the result of continued commercialization of the Company's rechargeable lithium-ion solid-polymer batteries. A continuation of the substantial research and development expenditures is anticipated as the Company moves toward mass production and continued improvement of rechargeable batteries. Marketing and administration expenses increased by $190,000 or 14% during the second quarter 1997 to $1,516,000 from $1,326,000 for the second quarter 1996. This increase was planned by the Company in order to support the introduction of the rechargeable battery.

     Interest income decreased to $498,000 for the second quarter of fiscal 1997 from $574,000 for the three months ended December 31, 1995. This is the result of a lower average balance invested as the Company has used its cash and investments to fund the operations and capital equipment improvements during the year. During the three months ended December 31, 1995, the Company sold 100,000 common shares of Intermagnetics General Corporation. As a result, it realized a gain on the sale in the amount of $1,617,758. As of December 31, 1996, the Company still owns 339,016 common shares of Intermagnetics General Corporation. Also during the second quarter 1996, the Company provided for possibly unreimburseable costs associated with the fire at its UK subsidiary, Ultralife Batteries Ltd (UK), in September, 1995.

     Net losses in the amount of $2,044,000 or $ 0.26 per share were reported for the second quarter 1997 compared to net income of $1,165,000 or $ 0.15 per share. This was caused by the decreased gross margin plus additional operating expenses. Also, the prior years' results include a gain on the sale of securities in the amount of $1,618,000 or $ 0.21 per share.

Six months ended December 31, 1996 and 1995

     Total revenues for the six months ended December 31, 1996 ("year to date 1997") were $8,038,000; this is a decrease of $18,000 from the $8,056,000 recorded for the six months ended December 31, 1995 ("year to date 1996"). Battery sales increased by $883,000 or 13% to $7,444,000 for year to date 1997 from $6,561,000 for the same period of the previous year. This is the result of a modest increase in the sales of batteries in the US combined with a strong performance in the UK. In the US, battery sales were comparable during the first six months of fiscal 1997 to those of the same period during the prior year. The UK continued to report strong growth in battery sales during year to date 1997 compared to the same period of the previous year. Technology contracts were $594,000 during year to date 1997 compared to $1,495,000 for the first six months of fiscal 1996, a decrease of $901,000 or 60%. This the result of completion of certain contracts and delays in receipt of new programs.

     Consolidated gross margin was 5% of revenue for the year to date 1997 compared to 25% for the same period of the previous year. This reduction in gross margin was the result of decreasing revenues generated from technology contracts with their historically greater profit levels. Additionally, the Company continued to reduce production levels of the 9 volt battery. This decision resulted in increased unabsorbed factory overhead.

     Total operating expenses were $4,574,000 for the year to date 1997. This is an increase of $927,000 or 25% over the $3,647,000 reported for the same period of the prior year. $447,000 of this increase is due to a 33% increase of research and development expenses to $1,787,000 for year to date 1997 from $1,340,000 for year to date 1996. This is the result of commercialization of the Company's lithium-ion solid-polymer rechargeable battery. A continuation of substantial research and development expenditures is anticipated as the company moves toward mass production and continued improvement of rechargeable batteries. Marketing and administration increased by 21% or $479,000 to $2,787,000 for year to date 1997 from $2,308,000 for the same period of the prior year. This increase was planned by the Company in order to support the introduction of the rechargeable battery.

     Interest income decreased to $801,000 for the year to date 1997 from $1,126,000 for the same period of the prior year. This is the result of a lower average balance invested as the Company has used its cash and investments to fund the operations and capital equipment improvements during the year.

     Net losses in the amount of $3,356,000 or $ 0.42 per share were reported for the six months ended December 31, 1996 compared to net income of $910,000 or $ 0.12 per share for the same period of the previous year. This was caused by the decreased gross margin plus additional operating expenses. Also, the prior years' results include a gain on the sale of securities in the amount of $1,618,000.

Liquidity and Capital Resources

     As of December 31, 1996, cash, cash equivalents and available-for-sale investments totaled more than $25,00,000. The Company used $1,623,000 of cash from operations during the first six months of fiscal 1997. This is the net result of increased net losses for the period and an increase in accounts receivable partially offset by substantial decreases in inventories and increases in accounts payable.

     Additionally, the Company expended approximately $5,022,000 of cash to purchase machinery and equipment as it continues preparation of the commercialization of the rechargeable lithium-ion solid-polymer battery and upgrades of both the US and UK manufacturing facilities. The Company expects to have the manufacturing machinery installed and qualified for production of the rechargeable battery during the second calendar quarter of 1997. This delay of one quarter from the previous projection is caused by delivery delays of production machinery by various manufacturers.

     The Company does not currently have any long-term debt. Also, it does not have any current financing arrangements or loan facilities in place or available to it. In November, 1996, the Company received a offer letter from the Empire State Development Corporation to provide low cost loans for a total amount of $2,000,000 plus employment incentive credits and sales tax exemptions. The final terms of this agreement are being negotiated. The Company's current financial position is adequate to support its financial requirements for the near future.

PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
    (a) On December 5, 1996, an Annual Meeting of Shareholders of the Company was held.

    (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all eight nominees for director with the following vote:

             DIRECTOR                FOR             AGAINST         ABSTAIN
             --------                ---             -------         -------

          Bruce Jagid             6,992,387          127,907             0
          Martin Rosansky         6,992,387          127,907             0
          Joseph N. Barrella      6,992,387          127,907             0
          Joseph C. Abeles        6,991,887          128,407             0
          Arthur Lieberman        6,991,987          128,307             0
          Carl H. Rosner          6,986,637          133,657             0
          Stuart Shikiar          6,986,137          134,157             0
          Richard Hansen          6,985,106          135,188             0

    (c) Proposal number 2 was a request for the Shareholders to approve and ratify an option granted to the Company's Chief Executive Officer pursuant to his Employment Agreement dated March 29, 1994. This proposal was approved by the Shareholders with a total of 7,087,818 shares voted FOR and 366,419 shares voted AGAINST and 70,500 shares ABSTAINED.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          None

    (b)   Reports on Form 8-K

          None filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ULTRALIFE BATTERIES, INC.
                                          -------------------------
                                                (Registrant)

Date: February 14, 1997                   By:/s/ Bruce Jagid
      ------------------                     ----------------------
                                          Bruce Jagid
                                          Chief Executive Officer

Date: February  14, 1997                  By:/s/ Robert Cook
      ------------------                     ----------------------
                                          Robert Cook
                                          Chief Financial Officer
                                          and Controller