Form 10-Q
period 1997-03-31
ULTRALIFE BATTERIES INC
filed 1997-05-16
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the transition period from

                      ________________ to ________________

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

          ____________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value, 7,949,336 shares outstanding as of May 9, 1997

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

    Condensed Balance Sheets -
      March 31, 1997 and June 30, 1996.................................      3

    Condensed Statements of Operations -
      Three months and nine months ended
         March 31, 1997 and 1996.......................................      4

    Condensed Statements of Cash Flows -
      Nine months ended March 31, 1997 and 1996........................      5

    Notes to Condensed Financial Statements ...........................  6 - 7

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations...................... 8 - 11

PART II OTHER INFORMATION..............................................     12

SIGNATURES.............................................................     13

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   (Unaudited)
                                                  March 31, 1997   June 30, 1996
                                                  --------------   -------------
ASSETS

Current assets
  Cash and cash equivalents                        $  1,872,992    $  1,212,743
  Available-for-sale securities                      15,597,635      21,839,692
  Accounts receivable                                 3,892,735       4,907,279
  Inventories                                         6,142,160       8,437,791
  Other current assets                                  317,865         450,251
                                                   ------------    ------------
     Total current assets                            27,823,387      36,847,756

  Net property and equipment                         16,896,734      10,688,538

  Due from insurance companies                          946,662               0
  Available-for-sale securities held
    to purchase equipment                             5,787,839      12,016,593
  Investment in China development program                     0         283,500
  Technology license agreements, net                    707,545         796,542
                                                   ------------    ------------
     Total assets                                  $ 52,162,167    $ 60,632,929
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $  4,432,764    $  3,434,473
  Other accrued liabilities                             434,646         763,690
                                                   ------------    ------------
     Total current liabilities                        4,867,410       4,198,163

Shareholders' equity
  Common stock - par value                              792,185         792,322
  Capital in excess of par value                     64,444,393      64,630,638
  Unrealized gain on securities                         965,663       3,842,878
  Foreign currency translation adjustments               17,433          37,749
  Accumulated deficit                               (18,924,917)    (12,868,821)
                                                   ------------    ------------
     Total shareholders' equity                      47,294,757      56,434,766
                                                   ------------    ------------
     Total liabilities and shareholders' equity    $ 52,162,167    $ 60,632,929
                                                   ============    ============

                            Ultralife Batteries, Inc.
                      Consolidated Statements of Operations
                Three Months and Nine Months Ended March 31, 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

        Three Months Ended                                                       Nine Months Ended
             March 31,                                                                March 31,
-----------------------------------                                       --------------------------------
       1997                1996                                                 1997              1996
       ----                ----                                                 ----              ----
                                      Revenues:
    $  4,140,855      $  3,471,047         Battery sales                   $11,584,874        $10,032,201
         240,330           706,194         Technology contracts                834,077          2,201,042
-----------------------------------                                       --------------------------------
       4,381,185         4,177,241         Total revenue                    12,418,951         12,233,243

                                      Cost of products sold:
       4,033,791         2,845,373         Battery costs                    11,159,669          8,445,441
         211,016           136,155         Technology contracts                705,503            548,308
-----------------------------------                                       --------------------------------
       4,244,807         2,981,528         Total cost of products sold      11,865,172          8,993,749

         136,378         1,195,713    Gross Profit                             553,779          3,239,494

         945,977           710,654    Research & Development                 2,733,225          2,050,615
       1,432,180         1,423,359    Selling & Administrative               4,218,865          3,730,882
-----------------------------------                                       --------------------------------
       2,378,157         2,134,013    Total Operating Expenses               6,952,090          5,781,497

      (2,241,779)         (938,300)   Operating (Loss)                      (6,398,311)        (2,542,003)

         284,334           504,939    Interest Income                        1,085,212          1,630,690
               0           312,298    Gain on Sale of Securities                     0          1,930,056
        (605,296)                0    Loss on China Development Program       (605,296)                 0
        (137,700)                0    Provision for Loss on Fire              (137,700)          (229,977)
-----------------------------------                                       --------------------------------
    $ (2,700,441)     $   (121,063)   Net (Loss)                          $ (6,056,095)       $   788,766
===================================                                       ================================
    $      (0.34)     $      (0.01)   Earnings (Loss) Per Share           $      (0.76)       $      0.10
===================================                                       ================================
       7,922,211         7,922,780    Number of Primary Shares               7,923,276          8,196,466
===================================                                       ================================

                            ULTRALIFE BATTERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                For The Nine Months Ended March 31, 1997 and 1996
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                       1997            1996
                                                    ----------      ----------
OPERATING ACTIVITIES
Net (loss) income                                  $ (6,056,095)   $    788,766
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
Depreciation, amortization and other provisions       1,545,447         (70,809)
Foreign currency (loss)/gain                            (20,316)        (63,252)
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable           583,731      (2,797,841)
   Decrease in contract revenue receivable                    0        (121,412)
   Decrease (Increase) in inventories                 2,292,614        (856,851)
   Decrease in prepaid expenses
      and other current assets                          132,386          43,881
   Increase (decrease) in accounts payable and
      accrued liabilities                               669,246        (927,493)
                                                   ------------    ------------
Net cash used in operating activities                  (852,987)     (4,005,011)
                                                   ------------    ------------

INVESTING ACTIVITIES
Purchase of property and equipment                   (6,947,314)     (6,082,479)
Purchase of securities                              (34,830,729)    (41,107,272)
Sales of securities                                  13,140,094      14,953,249
Maturities of securities                             30,337,567      34,173,342
                                                   ------------    ------------
Net cash (used in) provided by
  investing activities                                1,699,618       1,936,840
                                                   ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                  119,126       1,361,224
Purchase Treasury Stock                                (305,508)              0
Effect of exchange rate changes on cash                       0           2,249
                                                   ------------    ------------
Net cash provided by financing activities              (186,382)      1,363,473
                                                   ------------    ------------
Decrease) Increase in Cash and Cash
  Equivalents                                           660,249        (704,698)

Cash and Cash Equivalents at Beginning
  of Period                                           1,212,743       1,734,146
                                                   ------------    ------------
Cash and Cash Equivalents at End of Period         $  1,872,992    $  1,029,448
                                                   ============    ============

                            ULTRALIFE BATTERIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1997 and the results of operations for the three and nine month periods ended March 31, 1997 and 1996 and cash flows for the nine month periods ended March 31, 1997 and 1996. The results of operations and cash flows for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1996, filed on Form 10-K on September 30, 1996.

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

     Discussions with the insurance company indicate that the Company is fully insured for the replacement cost of assets lost as well as business interruption losses. The damaged and destroyed equipment and machinery is initially estimated to have a net book value of $947,000 at current exchange rates. These damaged or destroyed assets have been removed from the accounts and a receivable due from the insurance company has been recorded. An estimate of the business interruption impact has not yet been calculated. Costs related to expense deductibles and payment of some consulting fees are not included in the insurance coverage. The Company has reflected a provision for these expenses in the third fiscal quarter of 1997. It should be noted however that although the Company expects to be substantially compensated for its losses from insurance proceeds, there may be a short-term adverse impact on revenues and earnings. This situation is being actively monitored and evaluated by management.

5. CONTINGENCY - CHINA DEVELOPMENT PROGRAM

     In July, 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in Changzhou, China. In accordance with the terms of those agreements, the China Development Program purchased from Ultralife Batteries, Inc. certain technology, equipment, training and consulting services for approximately $6.0 million. Through March 31, 1997, approximately $5.6 of the total amount due has been received. The unpaid portion is primarily the "holdback provision" contained in the several agreements. Despite continuous discussions, the China Development Program has not yet made this final payment and management deems it prudent to make a provision for possible non-payment of this amount owing. Also, considering the current status of negotiations, a provision against the company's investment in the China Development Plan was recorded during the third fiscal quarter. The purpose of the company's participation in the China Development Program was to make available the popular 2/3 A size lithium battery at a competitive cost. Other sources for this battery have since been identified and are supplying the Company's requirements.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 1997 and 1996

     Total revenues were $4,381,000 for the three months ended March 31, 1997("third quarter 1997"). This represents an increase of $204,000 or 5% over the $4,177,000 reported for the three months ended March 31, 1996 ("third quarter 1996"). Sales of batteries increased by 19% during the third quarter 1997 compared to the same period of the prior year. This is the result of increasing number of batteries sold in both the US and UK. Although total revenues generated by the UK subsidiary improved substantially, the improvement is the net result of increased sales to the Ministry of Defense partially reduced by decreased revenues from the high rate lithium and seawater batteries. The reduced sales levels of these batteries is primarily caused by limitations of the manufacturing facility in the UK due to the fire there in December, 1996 and is expected to continue through the calendar year 1997. Revenues from technology contracts were $240,000 during the third quarter 1997; a decrease of $466,000 or 66% compared to the third quarter 1996. This the result of completion of certain contracts and delays in receipt of new programs as the Company concentrates its' efforts on implementation of the rechargeable battery manufacturing line.

     Consolidated gross margin was 3% of revenue for the third fiscal quarter of 1997 compared to 29% for the same period of the previous year. Primarily, the margin erosion is attributable to reduced revenues from technology contracts with their greater historical gross margins. Additionally, the Company reduced production levels of the 9 volt battery during the quarter ended March 31, 1997. This decision resulted in increased unabsorbed factory overhead but decreased inventory levels by $2,300,000 or 27% from the balance at June 30, 1996. Further reductions are expected.

     Total operating expenses of $2,378,000 for the third quarter 1997 reflect an increase of $244,000 or 11% compared to $2,134,000 for the same period of the prior year. Virtually the entire increase in operating expenses is attributable to research and development expenses. This is the result of continued commercialization of the Company's rechargeable lithium-ion solid-polymer batteries. A continuation of the substantial research and development expenditures is anticipated as the Company moves toward mass production and continued improvement of rechargeable batteries.

     One benefit of this level of research and development investment is the recent award of a contract from a leading electronics manufacturer to develop the Ultralife solid state system rechargeable battery for a new generation of portable computers. The initial phase of this contract involves an $800,000 payment to Ultralife for customized battery development. Substantially greater revenues may be generated, estimated by management to be in excess of $10,000,000, if the customer's product is successful. The impact of this contract on the results of operations for the third quarter of fiscal 1997, however, is not significant.

     Interest income decreased to $284,000 for the third quarter of fiscal 1997 from $505,000 for the three months ended March 31, 1996. This is the result of a lower average balance invested as the Company has used its cash and investments to fund the operations and capital equipment improvements.

     Net losses in the amount of $2,700,000 or $ 0.34 per share were reported for the third quarter 1997 compared to a net loss of $121,000 or $ 0.01 per share. This was caused by the decreased gross margin plus additional operating expenses. The prior years' results include a gain on the sale of securities in the amount of $312,000 or $ 0.04 per share. For the third fiscal quarter of 1997, the provisions for the China Development Program and the unreimburseable costs related to the UK fire totaled $743,000 or $ 0.09 loss per share.

Nine months ended March 31, 1997 and 1996

     Total revenues for the nine months ended March 31, 1997 ("year to date 1997") were $12,419,000; this is an increase of $186,000 from the $12,233,000 recorded for the nine months ended March 31, 1996 ("year to date 1996"). Battery sales increased by $1,553,000 or 15% to $11,585,000 for year to date 1997 from $10,032,000 for the same period of the previous year. This is the result of a modest increase in the sales of batteries in the US combined with a strong performance in the UK. Technology contracts were $834,000 during year to date 1997 compared to $2,201,000 for the first nine months of fiscal 1996, a decrease of $1,367,000 or 62%. This the result of completion of certain contracts and delays in receipt of new programs.

     Consolidated gross margin was 4% of revenue for the year to date 1997 compared to 26% for the same period of the previous year. This reduction in gross margin was the result of decreasing revenues generated from technology contracts with their historically greater profit levels. Additionally, the Company continued to reduce production levels of the 9 volt battery. This decision resulted in increased unabsorbed factory overhead.

     Total operating expenses were $6,952,000 for the year to date 1997. This is an increase of $1,171,000 or 20% over the $5,781,000 reported for the same period of the prior year. $682,000 of this increase is due to a 33% increase of research and development expenses to $2,733,000 for year to date 1997 from $2,051,000 for year to date 1996. A continuation of substantial research and development expenditures is anticipated as the company moves toward mass production and continued improvement of rechargeable batteries. Marketing and administration increased by 13% or $488,000 to $4,219,000 for year to date 1997 from $3,731,000 for the same period of the prior year. This increase was planned by the Company in order to support the introduction of the rechargeable battery.

     Interest income decreased to $1,085,000 for the year to date 1997 from $1,631,000 for the same period of the prior year. This is the result of a lower average balance invested as the Company has used cash and investments to fund the operations and capital equipment improvements.

     Net losses in the amount of $ 6,056,000 or $ 0.76 per share were reported for the nine months ended March 31, 1997 compared to net income of $789,000 or $
0.10 per share for the same period of the previous year. This was caused by the decreased gross margin plus additional operating expenses. Also, the prior years' results include a gain on the sale of securities in the amount of $1,930,000 or $ 0.24 per share. During the current fiscal year, the results of operations include provisions for the China Development Program and the unreimburseable costs related to the UK fire which totaled $743,000 or $ 0.09 loss per share.

Liquidity and Capital Resources

     As of March 31, 1997, cash, cash equivalents and available-for-sale investments totaled more than $23,250,000. The Company used $853,000 of cash from operations during the first nine months of fiscal 1997. This is the net result of increased net losses, reduced by the non-cash expenses for the period as well as decreases in accounts receivable and inventories in addition to increases in accounts payable.

     Additionally, the Company expended approximately $6,947,000 of cash to purchase machinery and equipment as it continues preparation of the commercialization of the rechargeable lithium-ion solid-polymer battery and upgrades of both the US and UK manufacturing facilities. The Company expects to have the manufacturing machinery installed and qualified for production of the rechargeable battery during the second calendar quarter of 1997.

     The Company does not currently have any long-term debt. Also, it does not have any current financing arrangements or loan facilities in place or available to it. The Company has received an offer letter from the Empire State Development Corporation to provide a low cost loan for a total amount of $1,000,000 plus a grant in the amount of $250,000 and employment incentive credits and sales tax exemptions. The final terms of this agreement are being negotiated. The Company's current financial position is adequate to support its financial requirements for the near future.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         None

    (b)  Reports on Form 8-K
         None filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ULTRALIFE BATTERIES, INC.
                                         ------------------------------
                                                  (Registrant)


Date:    May 14, 1997                    By: /s/ Bruce Jagid
                                         ------------------------------
                                         Bruce Jagid
                                         Chief Executive Officer


Date:    May 14, 1997                    By: /s/ Robert Cook
                                         ------------------------------
                                         Robert Cook
                                         Chief Financial Officer
                                         and Controller