Form 10-K
period 1997-06-30
ULTRALIFE BATTERIES INC
filed 1997-10-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997

Commission file number 0-20852

                            ULTRALIFE BATTERIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               16-1387013
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1350 Route 88 South, Newark, New York                             14513
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (315) 332-7100

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name Of Each Exchange
         Title Of Each Class                           On Which Registered
         -------------------                           -------------------
                 None                                          None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. [ ]

         On September 19, 1997 the aggregate market value of the voting stock of Ultralife Batteries, Inc., held by non-affiliates of the Registrant was approximately $ 116,300,000 based upon the average of the high and low prices for such Common Stock as reported on the NASDAQ National Market System on September 19,1997.

         As of September 19, 1997, the Registrant had 7,963,836 shares of Common Stock outstanding.

                      Documents Incorporated by Reference.

Part II Ultralife Batteries, Inc. Proxy Statement. With the exception of the items of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

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

ITEM 1.  BUSINESS

General

Ultralife Batteries, Inc. ("Ultralife" or the "Company") develops, manufactures and markets lithium batteries for use in applications requiring high energy, reliable and long-lasting power sources. The Company believes that its battery technologies offer performance characteristics, such as high energy density and stable discharge profile superior to competing batteries currently available. The Company currently markets a family of lithium primary batteries for consumer, industrial and military applications which it believes is one of the most comprehensive lines of lithium primary batteries commercially available. Ultralife is also developing advanced rechargeable batteries based on lithium-ion solid-polymer technology which are being designed for consumer electronic applications. The Company has obtained production orders for its rechargeable batteries and is currently implementing scale-up of its
manufacturing  operations.   Internationally,  the  Company  has  broadened  its
research and development, manufacturing and marketing base through its acquisition of certain assets and the related business of Dowty Group PLC ("Dowty"), based in Abingdon, England, which has enabled the Company to become a technological leader in high rate lithium-manganese dioxide primary batteries and a producer of sea water batteries.

The Company's objective is to become a leading provider of lithium batteries for use in applications requiring high energy, reliable and long-lasting power sources. To achieve this objective, the Company is working with Original Equipment Manufacturers (OEMs) to identify and develop new applications for the Company's batteries using its proprietary technology and expertise. The Company has established and will continue to seek strategic relationships with OEMs that utilize the Company's technology, commit to cooperative research and development, marketing programs and recommend the Company's batteries for replacement use in their products. The Company also has introduced its primary battery products to the broader consumer market by establishing relationships with selected national and regional retailers. The Company continues to seek strategic relationships and joint ventures with other battery manufacturers, suppliers and customers to accelerate commercialization of its technology and products.

The Company markets a family of lithium-manganese dioxide primary batteries in 9-volt, 3-volt, 2/3A, C, 1 1/4C and D configurations, custom Thin Cell(TM) batteries, and silver-chloride sea water batteries. The Company's 9-volt battery is marketed to the security and safety equipment, medical device and specialty instrument markets. The Company's 9-volt battery is currently used in devices such as smoke detectors, home security devices and medical infusion pumps. The Company's high rate lithium batteries, based on technology acquired from Dowty, are sold to OEMs primarily for the industrial and military markets, for use in sea and air safety products such as emergency positioning indicating radio beacons and search and rescue transponders. The Company manufactures sea water batteries used for specialty marine applications. The Company has been awarded a production contract from the U.S. Department of Defense for the production of a cylindrical 6-volt lithium-manganese battery (the "BA-5372" battery) for use in mobile communication equipment. Production under this contract started in the second quarter of the Company's 1996 fiscal year and the U.S. Government has exercised option quantities that have extended production through mid fiscal 1998. The Company also provides research and development services to government agencies and other third parties pursuant to technology contracts.

The Company is currently focusing its development activities related to advanced rechargeable batteries on lithium-ion solid-polymer technology. The Company believes that its lithium-ion solid-polymer technology provides substantial benefits, including greater energy density and longer cycle life, over other available rechargeable battery technologies. In addition, the Company believes that its technology, which does not utilize lithium metal or a liquid electrolyte, provides performance and safety characteristics superior to other lithium-based rechargeable batteries currently available. The Company has manufactured advanced rechargeable batteries on a pilot production line for testing by certain OEMs and has developed and implemented a semi-automatic flexible production line for initial production runs and low volume programs. High volume manufacturing equipment is currently being installed. The Company is developing configurations of its advanced rechargeable batteries in collaboration with potential OEM purchasers for applications in portable electronic devices such as cellular telephones and portable computers. The Company has a development and supply contract with a major cellular telephone manufacturer, which specifies that the Company supply a minimum of 5,000,000 rechargeable batteries after achieving an agreed upon performance specification. The Company also has a development and supply contract with a major electronics manufacturer for rechargeable batteries for a new ultra thin, lightweight laptop computer. However, under these contracts, there can be no assurance that the Company's rechargeable batteries will be able to achieve the required performance levels or that the company will be able to manufacture commercially acceptable products on a timely basis at a reasonable cost.

The Company was incorporated in Delaware on December 14, 1990, under the name Ultralife Technologies, Inc. The Company changed its name to Ultralife Batteries, Inc. on April 3, 1991. The Company's corporate offices are located at 1350 Route 88 South, Newark, New York 14513, and its telephone number is (315) 332-7100.

As used in this Report, unless otherwise indicated, the terms "Company" and "Ultralife" include the Company's wholly-owned subsidiary, Ultralife UK Ltd. For purposes of presentation in this Report, except for the consolidated financial statements herein or data derived therefrom, contract terms or other amounts expressed originally in British pounds sterling are set forth herein in U.S. dollars at the rate of (pound)1.00 to $1.60.

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

Two important parameters for describing a battery's performance characteristics are energy density and voltage stability. Energy density refers to the total electrical energy per volume stored in a battery. High energy density batteries generally are longer-lasting power sources necessitating fewer battery changes. Lithium batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably-sized batteries that utilize other chemistries. Lithium batteries are also characterized by a flat discharge profile, indicating a stable release of energy during use as power density decreases, while conventional primary batteries, such as carbon-zinc and alkaline, exhibit a declining discharge profile. At a certain time, a battery may have sufficient power but may be unable to deliver the energy to power a device due to the battery's reduced voltage.

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

Recharge Characteristics. Certain of the Company's advanced lithium-ion solid-polymer rechargeable batteries are able to deliver more than 500 discharge cycles without appreciable performance degradation and are not subject to the memory effect. The Company's lithium-ion solid-polymer battery does not incorporate lithium metal, which is subject to growth of dendritic structures which can significantly limit the number of achievable cycles.

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

Ultralife's Primary Batteries

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

Safety and Security Equipment   Medical Devices            Specialty Instruments
-----------------------------   ---------------            ---------------------

Smoke alarms                    Infusion pumps             Radar detectors
Wireless alarm systems          Telemetry equipment        Garage door openers
Electronic locks                External pacemakers        Electronic meters
Tracking devices                Portable blood analyzers   Hand-held scanners
Transmitters/receivers          TENS units                 Wireless electronics

The Company currently sells its 9-volt battery to Coleman Safety & Security Products, Inc., Fyrnetics, Inc., and First Alert(R) for smoke alarms, Siemens Medical and i-STAT for medical devices, Ademco and Interactive Technologies, Inc. for security devices. Coleman Safety & Security Products, Inc. and Fyrnetics, Inc. have recently introduced long life smoke detectors powered by the Company's 9 volt lithium battery, offered with a limited 10 year warranty. The Company also manufactures its 9-volt lithium battery under private label for First Alert(R), and American Sensors, Inc., Sonnenschein in Germany and Uniline in Sweden. Additionally, the Company has introduced its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Radio Shack, Target Stores, Servistar, Ace Hardware, True Value Hardware and a number of catalogues.

The Company believes that its 9-volt lithium battery production facility based in Newark, New York, is one of the most automated and efficient lithium battery production facilities of its kind in the world. The Company's production facility currently has the capacity to produce five million 9-volt lithium batteries per year with its existing equipment.

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

The Company estimates the market for high rate lithium batteries was $75 million in 1995. Although this market has been dominated by lithium thionyl chloride and lithium sulfur dioxide batteries, there is an increasing market share taken by the lithium manganese dioxide due to its improved performance and safety. The Company increased its sales of the high rate lithium manganese dioxide batteries from $2.3 million in 1995 to $3.1 million in 1996 and was on track for a similar increase in 1997 prior to a fire in December 1996 that severely damaged its manufacturing facility. The reinstatement of the facility is near completion and production facilities, capable of producing more than 2,000 cells per shift are expected to be completed December 1997. The Company believes that its high rate lithium-manganese dioxide batteries offer a combination of performance, safety and environmental benefits which will enable it to effectively penetrate this market.

Sea Water Batteries

The Company produces a variety of sea water batteries based on magnesium silver-chloride technology. Sea water batteries are custom designed and manufactured to end user specifications. The batteries are activated when placed in salt water, which acts as the electrolyte allowing current to flow. The Company currently manufactures sea water batteries at the Abingdon, England, facility and markets them to naval and other specialty OEMs.

BA-5372 Battery

The Company was awarded in 1995 a $1.5 million contract by the U.S. Department of Defense to produce the BA-5372 lithium battery. The production contract has options for two additional years, at the election of the U.S. Government. During 1996 the government exercised its option for the second year adding $1.3 million of BA-5372 batteries to be delivered during the Company's fiscal 1997. In November 1996, the Government exercised its second option for $1.26 million throughout 1997 and into calendar 1998.

The Company's BA-5372 battery is a cylindrical 6-volt lithium-manganese dioxide battery which is used for memory back-up in specialized mobile communication equipment. The Company's BA-5372 battery offers a combination of performance features suitable for military applications including high energy density, light weight, long shelf life and ability to operate in a wide temperature range.

Thin Cell(TM) Battery

The Company has developed a line of lithium-manganese dioxide primary batteries which the Company calls its Thin Cell(TM) batteries. The Thin Cell batteries are flat, light weight, flexible and can be manufactured to conform to the shape of the particular application. The Company is currently offering five configurations of the Thin Cell battery which range in capacity from 30 milliampere-hours to 3,000 milliampere-hours.

The Company is currently marketing these batteries to OEMs for applications such as security badges, smart cards, computer access cards and personal communication devices. The Company believes that its Thin Cell batteries offer a number of performance characteristics which makes them attractive to OEMs for introduction in current and future applications including high energy density, light weight and flexibility in the shape and size of the battery. The Company believes that acceptance by OEMs is necessary to create a significant commercial market for its Thin Cell batteries.

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

The Company currently sells its 3-volt lithium batteries to Dayton-Granger, Inc. for emergency beacons for commercial aircraft, Schlumberger for residential gas meters, and OrthoLogic for bone growth stimulators. The Company produces the 3-volt lithium battery on the same automated production equipment as its 9-volt lithium battery.

Ultralife's Advanced Rechargeable Battery

The Company's advanced rechargeable battery is based on lithium-ion solid-polymer technology. The battery is composed of thin components including a lithiated manganese dioxide cathode, a carbon anode and a solid-polymer electrolyte, all of which are flexible. The use of a flexible solid-polymer electrolyte, rather than a liquid electrolyte, reduces the battery's overall weight and volume, and allows for increased flexibility in conforming batteries to the variety of shapes and sizes required by various OEMs. In addition to its high energy density and long cycle life, the Company's lithium-ion, solid polymer battery is not subject to the memory effect common in nickel-cadmium batteries. Lead-acid, nickel-cadmium and nickel-metal hydride batteries are the predominant commercially available rechargeable batteries. Lithium-ion liquid electrolyte technology, such as lithium-cobalt oxide and lithium-nickel oxide, are battery technologies that are achieving market acceptance.

The Company is developing configurations of its advanced rechargeable batteries in consultation with potential OEM purchasers for use in cellular telephones and portable computers. The Company is producing its advanced rechargeable batteries in limited quantities and is currently installing equipment for a commercial-level production facility. There can be no assurance that the Company's rechargeable batteries will achieve those levels of performance required for commercial viability or that such technology will gain market acceptance. See "Competition."

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

The agreement was amended on March 28, 1996. Under the amended agreement the major communications company waived their rights to receive reimbursement of half their development funding; agreed to provide $300,000 for development funding and an extension of the period of exclusivity to the end of 1998 (previously it was the end of 1997), and agreed to advance $334,000 towards the shipment of mass-produced batteries. Also, under the new agreement the firm placed an order for a minimum of five (5) million batteries, meeting agreed-to specifications, to be delivered during the period of exclusivity.

In April 1997, the Company entered into an $800,000 agreement to develop its lithium-ion, solid polymer, rechargeable battery for a leading electronics manufacturer for use in a new generation of laptop computers. Then, in June 1997, the Company received from this customer a follow-on commitment for tooling, additional battery refinement and initial production orders.

There can be no assurance under these contracts with the communications company and the electronics manufacturing company that the Company's rechargeable batteries will be able to achieve the required performance levels or that the Company will be able to manufacture commercially acceptable products on a timely basis at a reasonable cost.

At present, the Company has, at its Newark, New York, facility, a manual production line consisting of assembly and packaging equipment and fixtures for the production of limited quantities of its advanced rechargeable batteries. The Company is spending a significant amount of capital to begin commercial production of its advanced rechargeable batteries. The automated production of the Company's lithium-ion solid-polymer rechargeable battery has required the design and manufacture of a number of items of production equipment by third-party vendors. Much of this equipment has been custom designed and manufactured for the Company and some items require a substantial lead-time for delivery. There can be no assurances however that the equipment designed will properly produce the rechargeable batteries in commercial volume. The company has installed during fiscal 1997, a semi-automatic line for medium quantities production to start delivery to its customers in fiscal 1998.

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

In the high rate lithium battery market, the principal competitive technologies are lithium sulfur dioxide and lithium-thionylchloride batteries. Saft-Soc des ACC, Blue Star Systems Corporation and Power Conversion, Inc., among others, currently manufacture high rate lithium sulfur dioxide batteries. The Company believes that the lithium-manganese dioxide technology in its high rate batteries offers greater reliability over longer periods without the negative environmental effects of sulfur dioxide and thionylchloride. The Company also manufactures sea water batteries and believes that its competitors for those products are Saft-Soc des ACC and Eagle-Picher Industries.

The 2/3A lithium battery supplied to the company by other manufacturers will compete with companies such as Duracell International, Inc., Sanyo Electric Co. Ltd., Panasonic International and Maxell Corp. of America in the 2/3A battery market.

The Thin Cell batteries are expected to compete on the basis of their performance characteristics. The Company will compete with major battery producers, such as Gould Electronics, which use competing technologies such as low rate lithium thin cell batteries.

The 3-volt battery's primary competitors include Maxell Corp. of America, Tadiran Limited, Saft-Soc des ACC and Power Conversion, Inc., all of which use lithium-thionylchloride technology to produce 3-volt batteries.

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

Lithium-ion liquid electrolyte batteries offer significant advantages over lead-acid, nickel-cadmium and nickel-metal hydride batteries currently in use and the Company expects that technology to be the most significant competition for its advanced rechargeable battery. Sony Corp. and other manufacturers currently offer lithium-ion liquid electrolyte batteries to consumers and to OEMs in substantial volumes, and have publicly announced that they are substantially increasing manufacturing capacity. As OEMs frequently require substantial lead times to design new batteries for their products, the availability of lithium-ion liquid electrolyte batteries could materially adversely affect the demand for, and market acceptance of, the Company's advanced rechargeable battery.

Lithium-ion liquid electrolyte batteries used in laptop computers and cellular phones have been reported to have had incidences causing user safety concerns. There is a significant difference between these liquid electrolyte cells and the Company's Solid State System, which uses a unique solid polymer electrolyte and is fundamentally safer than lithium-ion batteries containing a liquid electrolyte. Liquid lithium-ion cells, such as those that reportedly caused the flames in the laptops, use a flammable liquid electrolyte contained within a cylindrical metal housing. Under abusive conditions, where external temperatures are extremely high, these cells can build up significant internal pressure. If the pressure reaches a high enough level, the cells can vent, causing the liquid electrolyte to be dispersed into the high-temperature environment. If the temperature is high enough, flames can result. The Company's advanced rechargeable batteries utilize a solid polymer electrolyte that has almost no liquid and thus cannot leak. Moreover, because the electrolyte is solid, the Ultralife cells do not require a cylindrical metal housing. Rather, they are packaged within a foil laminate. Under the same abusive conditions that could cause flame from liquid lithium-ion cells, Ultralife believes that its cells will perform safely.

In addition to the currently marketed technologies, a number of companies are currently undertaking research and development of advanced rechargeable lithium batteries, including lithium-metal solid-polymer batteries. Valence Technology, Inc., Lithium Technology Corporation and Battery Engineering, Inc. have developed prototype solid-polymer batteries and are constructing commercial-scale manufacturing facilities. The Company believes that other research and development activities on solid-polymer batteries are underway at other companies in both the U.S. and Japan. No assurance can be given that such companies will not develop batteries similar or superior to the Company's lithium-ion solid-polymer rechargeable batteries.

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

During the years ended June 30, 1997, 1996, and 1995, the Company expended approximately $3,940,000, $3,689,000, and $2,685,000, respectively, on
Company-sponsored research and development. The Company currently expects that research and development expenditures will continue at a high level as it continues to advance its technology and develop new products. The Company will seek to fund part of its research and development effort on a continuing basis from both government and non-government sources.

The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has successfully completed the initial stages of a government-sponsored program to develop new configurations of the Company's lithium-manganese dioxide battery and has received authorization to proceed with additional stages of this contract. This contract is for the development of "pouch cell" lithium primary batteries. The Company was also awarded an additional cost sharing contract by CECOM under which the development of a BA-5590 primary battery will be produced. The contract is for twenty-four months and began June 30, 1997. This contract is an SBIR-Phase III. The Company has also received production orders from Aberdeen Research Laboratories (U.S. Army) as a follow on product for its Technology Contract, closed in fiscal 1997. This order represents the first order of this type of battery to be actively purchased by the government.

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

The Company sells its products directly to OEMs in the U.S. and abroad and has contractual arrangements with 42 sales representatives who market the Company's products on a commission basis in particular areas. The Company also distributes its products through distributors in the U.S., Canada, Europe, Middle East, Australia and Asia that purchase batteries from the Company for resale. The Company employs a staff of marketing personnel in the U.S., Germany, and England including a vice president of sales, a marketing manager, a national sales manager, a European sales director, a technical sales manager, and a number of regional sales managers, who are responsible for direct sales, supervising the sales representatives and distributors, and other marketing and distribution activities. The Company operates on a purchase order basis and has a number of long-term sales contracts with customers, including the U.S. Government.

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

In fiscal 1997, no one customer generated revenues in excess of 10%. In fiscal 1996, one customer accounted for $1.9 million in revenues, or 12.5% of total revenues. This customer did not generate revenues in excess of 10% during 1995. The Company has not been marketing its products for a sufficient period to determine whether OEM or consumer sales are seasonal, although the Company has experienced slightly slower sales to OEMs in the Company's third fiscal quarter and slightly higher retail sales during the Company's fourth fiscal quarter.

The Company's sales are executed primarily through purchase orders with scheduled deliveries on a weekly or monthly basis. Those customers with immediate needs are usually satisfied within only a few business days. At the end of this fiscal year, the backlog is not material.

Patents, Trade Secrets and Trademarks

The Company holds a number of patents in the U.S. and foreign countries, including a number of patents acquired with the purchase of the Dowty Assets, and has several patent applications pending. The Company also pursues foreign patent protection in certain countries. Certain of the Company's patents make automated production more cost-effective and protect important competitive features of the Company's products. However, the Company does not consider its business to be dependent on patent protection.

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

Manufacturing and Raw Materials

The Company manufactures its products from raw materials and component parts that it purchases. The Company believes that its Newark manufacturing facility is one of the most automated and efficient lithium battery production facilities in the world. Based on the equipment currently at the Newark facility, the Company believes that it has the capability of producing approximately five million 9-volt batteries per year. The manufacturing facility in Abingdon, England, is currently being reinstated following a fire in December 1996. When completed, the plant will be capable of producing an average of 500,000 high rate lithium batteries per year. The facility also has research and development laboratories as well as areas for the manufacture of sea water batteries and the packaging of multi-cell battery packs. The Company is currently producing batteries at a rate below its maximum capacity in both facilities.

The Company utilizes lithium in foil form and other metals and chemicals in manufacturing its batteries. Although the Company knows of only three suppliers that extrude lithium into foil and provide such foil in the form required by the Company, it does not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities it requires. Certain materials used in the Company's products are available only from a single source or a limited number of sources. Additionally, the Company may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although the Company believes that alternative sources are available for each of the materials it uses and that, if necessary, the Company would be able to redesign its products to make use of an alternative, any interruption in its supply from any supplier that serves currently as the Company's sole source could delay product shipments and adversely affect the Company's financial performance and relationships with its customers. All other raw materials utilized by the Company are readily available from many sources.

Battery Safety; Regulatory Matters; Environmental Considerations

Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use. However, the Company's primary battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. Fires occurred in August 1991, and August 1997, at the Company's Newark, New York, facility. In July 1994, September 1995, and December 1996, fires also occurred at the Company's Abingdon, England, facility. The December 1996 fire has been attributed to arson. Each of these fires temporarily interrupted certain manufacturing operations in a specific area of the facility. The Company believes that it has adequate fire insurance, including business interruption insurance, to protect against fire hazards in its facilities.

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

China Joint Venture Program

In July 1992, the Company, entered into several agreements related to the establishment of a manufacturing facility in Changzhou, China, for the production and distribution in and from China of 2/3A lithium primary batteries based on the Company's technology.

Pursuant to the China Joint Venture Program, Changzhou Ultra Power Battery Co., Ltd., a company organized in China ("China Battery"), purchased from the Company certain technology, equipment, training and consulting services relating to the design and operation of the lithium battery manufacturing plant. China Battery is required to pay approximately $6.0 million to the Company over the first two years of the agreement, of which approximately $5.6 million had been paid as of July 31, 1996. The Company is currently attempting to collect the balance due under this contract. The Changzhou Ultra Power Battery Co., Ltd. has indicated that these payments will not be made until certain contractual issues have been resolved. Due to the Chinese partner's questionable willingness to pay, management wrote down in fiscal 1997 the entire balance owed the Company as well as the Company's investment. It is unlikely the Chinese partner will become a viable source of supply for the Company.

Employees

As of June 30, 1997, Ultralife Batteries, Inc. employed 334 persons; 81 in research and development, 217 in production and 36 in sales, administration and management. Of the total, 279 are employed in the U.S. and 55 in England. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

The Company leases approximately 110,000 square feet in a facility located in Newark, New York. The Company leases approximately 30,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. The Company's corporate headquarters are located in the Newark facility. The Company also maintains a sales office in Montvale, New Jersey. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. The lease entered into in March 1991 with Kodak for the Newark facility expires in 2003 and currently has an annual rent of $519,000, subject to base rate increases of 4% annually during each year.

In connection with the acquisition by the Company's subsidiary, Ultralife UK, of certain assets and liabilities from Dowty Group, PLC in June 1994, it was provided that Dowty would cause the lease for Dowty's UK facility, located in Abingdon England, to be assigned to Ultralife UK. This lease ( the "UK Lease") was originally entered into in May 1979 by Pension Funds Securities Limited ( the "Landlord") with a tenant which assigned the lease to an affiliate of Dowty. Originally, this landlord refused to assign the lease to Ultralife UK and release Dowty's affiliate from liability. The building has recently been sold to a new landlord. The new landlord has agreed, subject to a surety from the Company, that he will allow an assignment of the lease. The Company has agreed to provide the surety, subject to resolving certain disputes with Dowty. Discussions are continuing and the Company believes that this matter will be resolved without material detriment to the Company. However, no assurances can be given that this will be the case. The term of the UK Lease continues until May 2004. It currently has an annual rent of $250,000 and is subject to review every five years based on current real estate market conditions. A review was to occur in May 1994 and has not yet been requested by the Landlord. Based on the real estate market in the Abingdon area, the Company believes that if such review occurs, it will not result in a substantial increase in rent.

ITEM 3.  LEGAL PROCEEDINGS

(a)  Material Litigation

     In September 1997, the Company was sued by Eveready Battery Company, Inc. in the Northern District Court of Ohio, Eastern Division, alleging infringement of two patents, U.S. Patent No. 4,246,253 and U.S. Patent No. 4,312,930. The first of these patents has four months before it expires and the second approximately one year. The Company cross-claimed against the corporation that licensed the technology at issue to the Company. Damages, if any, are believed to be de minimis and the possibility of an injunction, in the opinion of counsel, is extremely remote given the substantial question of patent validity, infringement and the short period the patents are viable.

     In July 1997, a former sales representative commenced action against the Company and an investment firm alleging tortious interference of contract in connection with the Company's Dowty acquisition. The Company believes the claim, for $25 Million, is without merit.

     In March 1997, shortly after the Company obtained a temporary restraining order from the New York State Supreme Court against Valence Technologies (Valence) and Richard Thompson (a former Company employee, now employed by Valance), Valence served the Company with a complaint that it had filed in January 1997, in the District Court of Clark County, Nevada. Valence's complaint seeks a declaratory judgment that the Invention, Trade Secret and Covenant Not to Compete Agreement executed by Thompson and the Company in March 1994, is unenforceable. Valence's complaint also alleges causes of action for misappropriation of trade secrets, unfair competition and tortious interference with contractual relations arising out of the Company's hiring more than two years before of a former employee of
     Valence. The complaint seeks compensatory and punitive damages in unspecified amounts, attorneys' fees, costs and a permanent injunction.

     In April 1997, the Company moved to dismiss the complaint on the grounds of lack of personal jurisdiction. The motion was fully briefed, and the parties are awaiting an argument date before the Nevada court.

     No discovery or any other activity has taken place in the case. The Company intends to defend the case vigorously.

(b)  Terminated Legal Proceedings

     No legal proceedings were terminated during the fiscal quarter ended June 30, 1997.

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

The following table sets forth the quarterly high and low sales prices of the Company's Common Stock during the Company's last two fiscal years:

                                                              Sales Prices
                                                            High         Low
                                                            ----         ---
Fiscal Year 1996
Quarter ended September 30, 1995.....................      $24.75      $14.75
Quarter ended December 31, 1995......................       24.50       16.75
Quarter ended March 31, 1996.........................       24.00       10.50
Quarter ended June 30, 1996..........................       16.25       12.38

Fiscal Year 1997
Quarter ended September 30, 1996.....................      $15.25      $10.75
Quarter ended December 31, 1996......................       13.75        7.50
Quarter ended March 31, 1997.........................       12.25        7.88
Quarter ended June 30, 1997..........................       13.00        7.38

On September 19, 1997, the Company's common stock closing price was $ 19.25 per share.

Holders

As of September 19, 1997, there were 177 holders of record of the Company's Common Stock. Based upon conversations with brokers, management of the Company believes that there are significantly more than 177 beneficial holders of the Company's Common Stock.

Dividends

The Company has never declared or paid any cash dividend on its capital stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant.

ITEM 6.                          SELECTED FINANCIAL DATA

Statement of Operations Data:

                                                                           Year Ended June 30,
                                            ----------------------------------------------------------------------------
                                                 1997            1996            1995            1994            1993
                                                 ----            ----            ----            ----            ----
Revenue:
   Battery sales                            $ 14,765,364    $ 12,623,646    $ 11,212,643    $  2,889,193    $  1,816,696
   Technology contracts                        1,175,754       2,477,887       3,430,640       2,424,356       2,073,097
                                            ----------------------------------------------------------------------------
Total Revenue                                 15,941,118      15,101,533      14,643,283       5,313,549       3,889,793
Cost of products sold:
   Battery costs                              13,880,321      12,317,486      10,900,049       3,167,653       2,511,859
   Technology contracts                          710,937         936,053       1,873,892       1,781,043         593,518
                                            ----------------------------------------------------------------------------
Total cost of products sold                   14,591,258      13,253,539      12,773,941       4,948,696       3,105,377
Gross profit                                   1,349,860       1,847,994       1,869,342         364,853         784,416
Selling, general and
   administrative expenses                     5,217,441       4,993,644       4,262,545       2,879,085       1,527,646
Research and development
   expenses                                    3,939,786       3,688,687       2,685,313       1,481,211         658,139
Loss (gain) on fires                             (55,835)        351,902
Loss on China development program                805,296
                                            ----------------------------------------------------------------------------
Loss before interest income,
   other and taxes                            (8,556,828)     (7,186,239)     (5,078,516)     (3,995,443)     (1,401,369)
Interest income                                1,351,646       2,016,831       1,721,682         835,585         350,085
Gain on sale of securities                     1,930,056
Other income(expense), net                       (41,172)                        (34,844)         22,498         237,648
                                            ----------------------------------------------------------------------------
Loss before income taxes                      (7,246,354)     (3,239,352)     (3,391,678)     (3,137,360)       (813,636)
Income taxes
                                            ----------------------------------------------------------------------------
Net loss                                    $ (7,246,354)   $ (3,239,352)   $ (3,391,678)   $ (3,137,360)   $   (813,636)
                                            ============================================================================
Net loss per common share                   $      (0.91)   $      (0.41)   $      (0.50)   $      (0.57)   $      (0.20)
                                            ============================================================================
Weighted average number
   of shares outstanding                       7,923,022       7,814,302       6,747,374       5,498,749       4,032,040
                                            ============================================================================


Balance Sheet Data:
                                                            June 30,
                                               ---------------------------------
                                                    1997                1996
                                                    ----                ----
Cash and
   available-for-sale securities               $ 22,157,926        $ 35,069,028
Working capital                                  27,205,839          44,666,186
Total assets                                     51,395,103          60,632,929
Stockholders' equity                           $ 46,762,881        $ 56,434,766

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

General

The Company was formed in December 1990. On March 12, 1991, the Company acquired certain technology and assets from Kodak relating to the 9-volt lithium-manganese dioxide battery. The Company is currently producing 9, 6 and 3-volt lithium batteries in commercial quantities at its Newark, New York facility. The Company also produces and markets high rate lithium batteries and seawater batteries at its U.K. subsidiary in Abingdon, England.

Since its inception, the Company has concentrated significant resources toward research and development activities primarily related to its solid state lithium-ion rechargeable battery in recent years. The Company has shipped prototypes of its rechargeable batteries for testing to original equipment manufacturers and others. In addition to the Company's preliminary manual production line, the Company has developed and implemented a semi-automatic flexible production line for initial production runs and medium volume programs. High volume rechargeable battery manufacturing equipment is currently being tested and installed in Newark, NY.

The Company believes that its results of operations in prior periods may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

The Company reports the results of two business segments, battery sales and technology contracts. Technology contracts include technological and research and development services to government agencies and other third parties. In fiscal 1997, 1996 and 1995, revenue from technology contracts represented approximately 7%, 16% and 23%, respectively, of the total revenues. The Company expects revenues from technology contracts as a percentage of total revenues to continue to decrease as battery sales increase. Certain of its technology contracts, including those with the U.S. government absorb certain of the Company's research and development costs. The Company, while segmenting revenues for technology contracts, does not allocate its' general research and development costs to specific technology contracts. Accordingly, operating income related to the technology contracts does not reflect the allocation of these expenses.

The Company  believes that the  relatively  moderate rate of inflation in recent
years  has  not  had  a  significant   impact  on  the  Company's   revenues  or
profitability.

Net Sales by                              1997          1996           1995
Business Segment                          ----          ----           ----
----------------

Battery sales                        $ 14,765,000   $ 12,624,000   $ 11,213,000
Technology contracts                    1,176,000      2,478,000      3,430,000
                                     ------------   ------------   ------------
Total revenue                        $ 15,941,000   $ 15,102,000   $ 14,643,000

Income (Loss) by
Business Segment
----------------

Batteries                            $ (5,261,000)  $ (5,010,000)  $ (3,347,000)
Technology contracts                      (62,000)       524,000        413,000
All Other                              (1,923,000)     1,247,000       (458,000)
                                     ------------   ------------   ------------
Net loss                             $ (7,246,000)  $ (3,239,000)  $ (3,392,000)

Results of Operations

Fiscal Years Ended June 30, 1997 and 1996

Total revenues increased by $839,000 or 6% during the year ended June 30, 1997 (fiscal 1997) to $15,941,000 from $15,102,000 for the year ended June 30, 1996
(fiscal 1996). This was principally due to an increase of battery sales in the amount of $2,141,000 or 17% to $14,765,000 during fiscal 1997 from $12,624,000 for fiscal 1996. This increase in battery revenues was generated by both the U.S. and the U.K. operations. In the U.S., revenues from the Company's BA-5372 battery increased as contract extensions were received from the U.S. Army which supported increasing production rates throughout the year. This was partially offset by reduced levels of 9-volt battery sales to the smoke detector market. In the U.K., additional sales to the Ministry of Defense were partially offset by decreased revenues from the high rate lithium and seawater batteries. These reduced revenues in the U.K. were primarily caused by limitations of the manufacturing facility due to a fire in December 1996. Revenues generated from technology contracts decreased from $2,478,000 in 1996 to $1,176,000 in 1997. This is the result of completion of certain contracts and delays in receipt of new programs as the Company concentrates its' efforts on implementation of the rechargeable battery manufacturing line.

The cost of products sold increased to $14,591,000 for fiscal 1997 from $13,254,000 for fiscal 1996. As a ratio to revenues, the cost of products sold was 92% for fiscal 1997 and 88% for fiscal 1996. Cost of products sold related to battery sales increased to $13,880,000 or 94% of revenues for fiscal 1997 compared to $12,317,000 or 98% of revenues for fiscal 1996.

Net cost of products sold in the U.S. increased slightly. Higher operating efficiencies were realized in manufacturing the BA-5372 battery. However, during fiscal 1997, the Company reduced manufacturing levels of the 9-volt batteries to align inventory with sales volume which resulted in increased unabsorbed overhead expenses. The lower production volume during fiscal 1997 reduced net inventory by more than $3,135,000 or 37% compared to 1996.

During fiscal 1997, the Company received funds from the insurance carriers which were reimbursement for excess costs generated as a result of the fire in December, 1996. The funds received were applied primarily to the cost of products sold in the U.K. Technology contracts cost of products sold experienced a decrease of $225,000 or 24% during 1997 compared to 1996.

Operating expenses increased to $9,907,000 for fiscal 1997 compared to $9,034,000 for fiscal 1996. Selling, general and administration expenses increased to $5,217,000 for fiscal 1997 from $4,994,000 for fiscal 1996; an increase of $223,000 or 4%. The Company anticipates that selling expenses will continue to increase in order to support new products planned to be introduced during fiscal 1998 and afterwards. Research and development expenses increased by $251,000 or 7% to $3,940,000 for fiscal 1997 compared to $3,689,000 for fiscal 1996. This increase is due primarily to increasing expenditures incurred to support the rechargeable battery program.

Also included in total operating expenses was $56,000 of payments received in excess of the loss provision related to the fires which occurred in the U.K. During 1996, the Company provided a reserve of $352,000 for losses related to fires. Generally, the Company records expenses related to the fires as they are incurred and records the offsetting insurance proceeds only when received.

Additionally, the Company wrote-off its investment in the China development project and related receivables due under provisions of various agreements during the third quarter of fiscal 1997. The total cost of these write-offs was $805,000. The original purpose of the Company's participation in the China development program was to make available the 2/3A size lithium battery at a competitive cost. Other sources for this battery have since been identified and are supplying the Company's requirements.

Interest income declined by $665,000 or 33% to $1,352,000 for fiscal 1997 from $2,017,000 for fiscal 1996, due to a lower average balance invested as the Company has used cash and investments to fund the capital equipment improvements and operations during 1997.

Net loss per common share increased to $0.91 in fiscal 1997, based on 7,923,022 weighted average number of shares outstanding, from a loss of $0.41 per share for fiscal 1996 with 7,814,302 weighted average number of shares outstanding. Net revenue increased 6% in 1997 compared to 1996. However, an unfavorable mix with less revenue generated from technology contracts decreased the gross profit by $498,000. Selling, general and administrative expenses combined with research and development increased by 5% in order to continue support for the Company's new solid polymer lithium-ion rechargeable battery. Also, during fiscal 1996, the Company recorded a gain from the sale of securities in the amount of $1,931,000.

Fiscal Year Ended June 30, 1996 and 1995

Total revenues increased by $459,000 or 3% to $15,102,000 during the year ended June 30, 1996 (fiscal 1996) from $14,643,000 for fiscal 1995. Sales of batteries increased to $12,624,000 during fiscal 1996 from $11,213,000 during fiscal 1995, an increase of 13% or $1,411,000. Revenues from technology contracts decreased by $953,000 or 28% to $2,478,000 for fiscal 1996 from $3,431,000 for fiscal
1995. The increased battery revenues were generated by the U.S. operations where sales of primary batteries rose 69% reflecting a substantial increase in the number of batteries sold to both existing and new customers. In the U.K. operations, battery sales declined 36% primarily as a result of a fire that occurred during the year. Technology contract revenues declined as the Company's contract relating to the establishment of a battery manufacturing facility in The Peoples Republic of China was in its final stage.

The cost of products sold increased to $13,254,000 for fiscal 1996 from $12,774,000, an increase of $480,000 or 4%. As a ratio to revenues, the cost of products sold was 88% for fiscal 1996 and 87% for fiscal 1995. Cost of products sold related to battery sales increased to $12,317,000 or 98% of revenues for fiscal 1996 compared to $10,900,000 or 97% for fiscal 1995. Manufacturing operations in the U.S. improved slightly in fiscal 1996 compared to the prior year. This net improvement occurred despite a production slowdown in the fourth fiscal quarter caused by reduced levels of battery sales. In the U.K., the cost of batteries sold increased substantially during fiscal 1996 when compared to 1995 primarily due to a fire during the year. Technology contract cost of products sold decreased to $936,000 or 38% of revenues during fiscal 1996 from $1,873,892 or 55% of revenues for the same period of the prior year. The increased gross margin during fiscal 1996 reflects payments received for development funding and extension of the period of exclusivity until the end of calendar 1998 from one of the world's leading cellular telephone manufacturers. These payments had no associated cost of products sold.

Total operating expenses increased to $9,034,000 for fiscal 1996 from $6,948,000 for the same period of the prior year, an increase of $2,086,000 or 30%. Of this total, selling, general and administrative expenses increased $731,000 or 17% due to additional costs to promote battery sales. Research and development increased to $3,689,000 during fiscal 1996 from $2,685,000 for fiscal 1995, an increase of $1,004,000 or 37%. This increased cost is associated with continuing support of the Company's rechargeable battery program. The Company has expended funds to continue development of the lithium-ion solid-state rechargeable battery in anticipation of market introduction during fiscal 1997.

Net interest income increased to $2,017,000 during fiscal 1996 from $1,722,000 for fiscal 1995 due to increasing interest rates during the twelve-month period. The Company realized a gain on the sale of 123,000 shares of Intermagnetics General Corporation (IMG) common stock it sold during the year. As of September 30, 1996, the Company owns 339,016 shares of common stock of IMG. This includes a 2% stock dividend declared to IMG shareholders of record as of August 1, 1996. During fiscal 1996, the Company provided a reserve against possible uninsured expenses related to the fire that occurred at the U.K. operations during fiscal 1996.

Net loss per common share decreased during fiscal 1996 to $0.41 based on 7,814,301 weighted average number of shares outstanding from $0.50 per share based on 6,747,374 weighted average number of shares outstanding during fiscal 1995. The modest increase in revenues, 3%, was offset by additional cost of products sold so that gross profit for fiscal 1996 was unchanged from 1995. Additional operating expenses, primarily research and development to support the Company's developmental lithium-ion solid-state rechargeable battery resulted in an increased loss from operations during fiscal 1996 when compared to 1995. This increased loss from operations was more than offset by the realized gain from the sale of securities and additional interest income. As a result, net loss for fiscal 1996 was $3,239,000 compared to $3,392,000 for fiscal 1995.

Liquidity and Capital Resources

During fiscal 1997, the Company used $1,572,000 of cash in operating activities as compared to $6,723,000 in fiscal 1996. The substantial decrease in the cash used in operations was primarily the result of decreases in inventories, accounts receivable and earned contracts receivable offset by increased net loss for fiscal 1996 and decreased accounts payable and accrued liabilities. In fiscal 1997, the Company used $8,913,000 to purchase equipment, primarily for the Company's rechargeable battery production line.

A continuation of substantial capital expenditures as well as research and development expenses is anticipated as the Company moves toward mass production and continued improvement of rechargeable batteries.

As of June 30, 1997, the Company has in excess of $22 million of cash, cash equivalents and available-for-sale securities. The Company's current financial position is adequate to maintain its operations through fiscal 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as part of this Report are the financial statements and supplementary data listed on Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On and effective as of April 16,1996, Ultralife Batteries, Inc. (the "Company") informed Ernst & Young LLP ("Ernst & Young"), independent certified public accountants, that the Board of Directors of the Company (including the Audit Committee thereof) had decided not to continue the engagement of Ernst & Young, and had approved the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's new independent certified public accountants to audit the Company's financial statements (beginning with the fiscal year ending June 30, 1996) and to assist the Company in the preparation of its annual and other reports under the Securities Exchange Act of 1934, as amended.

Ernst & Young's reports on the financial statements for the fiscal year of the Company ended June 30, 1995 ("Applicable Fiscal Year"), did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Applicable Fiscal Year and during the interim period from June 30, 1995 through April 16, 1996 (the "Interim Period"), there were no disagreements between the Company and Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report. There were no reportable events, as that term is described in Item 304(a)(1)(iv) of Regulation S-K. In connection with the filing by the Company of a Report on Form 8-K, dated April 16, 1996, Ernst & Young submitted a letter addressed to the Securities and Exchange Commission in which it agreed with the Company's foregoing statements.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Directors and Executive Officers of the Registrant" in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1.   Financial Statements

     Attached hereto and filed as part of this report are the financial statements and schedules listed below:

Ultralife Batteries, Inc. and Subsidiary                                   Page
----------------------------------------                                   ----

Report of Independent Auditors, Arthur Andersen LLP.......................  F-1

Report of Independent Auditors, Ernst & Young LLP.........................  F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of June 30,
   1997 and 1996..........................................................  F-3
Consolidated Statements of Operations for the
   years ended June 30, 1997, 1996 and 1995...............................  F-5
Consolidated Statements of Changes in Stockholders' Equity
   for the years ended June 30, 1997, 1996
   and 1995...............................................................  F-6
Consolidated Statements of Cash Flows for the
   years ended June 30, 1997, 1996 and 1995...............................  F-7
Notes to Consolidated Financial Statements................................  F-8

     2.   Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted as they are either not required, are not applicable, or the information called for is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits. The following Exhibits are filed as a part of this Report:


 Exhibit                                              Filed
  Index              Description of Document         Herewith      Incorporated By Reference to:
  -----              -----------------------         --------      -----------------------------
   3.1      Restated Certificate of Incorporation               Exhibit 3.1 of Registration Statement,
                                                                File No. 33-54470 ("the 1992
                                                                Registration Statement")
   3.2      By-laws                                             Exhibit 3.2 of the 1992 Registration
                                                                Statement


 Exhibit                                              Filed
  Index              Description of Document         Herewith      Incorporated By Reference to:
  -----              -----------------------         --------      -----------------------------
   4.1      Specimen Copy of Stock Certificate                  Exhibit 4.1 of the 1992 Registration
                                                                Statement
   4.2      Share Purchase Agreement between the                Exhibit 4.2 of the 1992 Registration
            Registrant and Intermagnetics General               Statement
            Corporation
   10.1     Asset Purchase Agreement between the                Exhibit 10.1 of the 1992 Registration
            Registrant, Eastman Technology, Inc. and            Statement
            Eastman Kodak Company
   10.2     Lease Agreement, as amended, between                Exhibit 10.2 of the 1992 Registration
            Kodak and the Registrant                            Statement
   10.3     Joint Venture Agreement between Changzhou           Exhibit 10.3 of the 1992 Registration
            Battery Factory, the Company and H&A                Statement
            Company and related agreements
   10.4     Employment Agreement between the                    Exhibit 10.4 of the 1992 Registration
            Registrant and Joseph N. Barrella                   Statement
   10.5     Employment Agreement between the                    Exhibit 10.5 of the 1992 Registration
            Registrant, Bruce Jagid and Martin G.               Statement
            Rosansky
   10.6     1991 Stock Option Plan                              Exhibit 10.6 of the 1992 Registration
                                                                Statement
   10.7     1992 Stock Option Plan, as amended                  Exhibit 10.7 of the 1992 Registration
                                                                Statement
   10.8     Representative's Warrant exercisable for            Exhibit 10.8 of the 1992 Registration
            purchase of Common Stock                            Statement
   10.9     Stock  Option  Agreement  under the                 Exhibit  10.9 on the  Company's
            Company's  1991 Stock Option Plan                   Report on Form 10-Q for the fiscal
                                                                quarter ended December 31, 1993,
                                                                File No. 0-20852 ("the 1993 10-Q").
  10.10     Stock Option Agreement under the                    Exhibit 10.10 of the 1993 10-Q
            Company's 1992 Stock Option Plan
  10.11     Stock Option Agreement under the                    Exhibit 10.11 of the 1993 10-Q
            Company's 1992 Stock Option Plan for
            non-qualified options
  10.12     Stock Option Agreement between the                  Exhibit 10.12 of the 1993 10-Q
            Company and Stanley Lewin
  10.13     Stock Option Agreement between the                  Exhibit 10.13 of the 1993 10-Q
            Company and Joseph Abeles

 Exhibit                                              Filed
  Index              Description of Document         Herewith      Incorporated By Reference to:
  -----              -----------------------         --------      -----------------------------
  10.14     Stock Option Agreement between the                  Exhibit 10.14 of the 1993 10-Q
            Company and Stuart Shikiar
  10.15     Stock Option Agreement between the                  Exhibit 10.15 of the 1993 10-Q
            Company and Stuart Shikiar
  10.16     Stock Option Agreement between the                  Exhibit 10.16 of the 1993 10-Q
            Company and Bruce Jagid
  10.17     Various amendments, dated January 4, 1993           Exhibit 10.17 of the 1993 10-Q
            through January 18, 1993 to the joint
            venture agreement with the Changzhou
            Battery Company
  10.18     Sale of Business Agreement, by and                  Exhibit 10.18 on the Company's Current
            between Dowty Group PLC and Ultralife (UK)          Report on Form 8-K dated June 10, 1994,
                                                                File No. 0-20852
  10.19     Technology Transfer Agreement relating to           Exhibit 10.19 of the Company's
            Lithium Batteries (Confidential treatment           Registration Statement of Form S-1 filed
            has been granted as to certain portions             on October 7, 1994, File No. 33-84888 (
            of this agreement)                                  "the 1994 Registration Statement")
  10.20     Technology Transfer Agreement relating to           Exhibit 10.20 of the 1994 Registration
            Lithium Batteries (Confidential                     Statement
            treatment has been granted as to certain
            portions of this agreement)
  10.21     Employment Agreement between the                    Exhibit 10.21 of the Company's form 10-K
            Registrant and Bruce Jagid.                         for the fiscal year ended June 30, 1995
                                                                ("the 1995 10-K")
  10.22     Amendment to the Employment Agreement               Exhibit 10.22 of the 1995 10-K
            between the Registrant and Bruce Jagid
  10.23     Amendment to the Employment Agreement               Exhibit 10.23 of the Company's form 10-K
            between the Registrant and Bruce Jagid              for the fiscal year ended June 30, 1996
                                                                ("the 1996 10-K")
  10.24     Amendment to the Agreement relating to              Exhibit 10.24 of the 1996 10-K
            rechargeable batteries. (Confidential
            treatment has been granted as to certain
            portions of this agreement.)


 Exhibit                                              Filed
  Index              Description of Document         Herewith      Incorporated By Reference to:
  -----              -----------------------         --------      -----------------------------
  10.25     Ultralife Batteries, Inc. Chief Executive           Exhibit 10.25 of the 1996 10-K
            Officer's Stock Option Plan.
  10.26     Agreement with Mitsubishi Electronics        X
            America, Inc. relating to sample
            batteries for lap-top computer use.
            (Confidential treatment has been
            requested as to certain portions of
            this exhibit)
  10.27     Purchase orders from Mitsubishi              X
            Electronics America, Inc. (Confidential
            treatment has been requested as to
            certain portions of this exhibit)
   23.1     Consent of Arthur Andersen LLP               X
   23.2     Consent of Ernst & Young LLP                 X

(d)  Financial Statement Schedules.

     The following financial statement schedules of the registrant are filed herewith:

Schedule                                                                   Page
--------                                                                   ----

II                     Valuation and Qualifying Accounts                    S-1

                           Ultralife Batteries, Inc.
                                 EXHIBIT INDEX

   Exhibit
    Index                     Description of Document
    -----                     -----------------------

    10.26 Agreement with Mitsubishi Electronics America, Inc. relating to sample batteries for lap-top computer use.

    10.27  Purchase orders from Mitsubishi Electronics America, Inc.

    23.1   Consent of Arthur Andersen LLP

    23.2   Consent of Ernst & Young LLP

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Ultralife Batteries, Inc.:

We have audited the accompanying consolidated balance sheets of Ultralife Batteries, Inc. (a Delaware corporation) and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements as of June 30, 1997 and 1996, and for the years then ended is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/ ARTHUR ANDERSEN LLP

Rochester, New York
 September 5, 1997

                         Report of Independent Auditors

The Board of Directors and Stockholders
Ultralife Batteries, Inc. and Subsidiary

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Ultralife Batteries, Inc. and Subsidiary for the year ended June 30, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as it pertains to fiscal 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements of Ultralife Batteries, Inc. and Subsidiary referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         ERNST & YOUNG LLP

Syracuse, New York
August 31, 1995

                    Ultralife Batteries, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                            June 30,
                                                    --------------------------
                                                        1997          1996
                                                        ----          ----
Assets
Current Assets:
  Cash and cash equivalents                         $ 2,310,725   $ 1,212,743
  Available-for-sale securities                      19,847,201    33,856,285
  Trade accounts receivable (less
     allowance for doubtful
     accounts of $278,000 in 1997
     and $190,000 in 1996)                            2,715,728     3,485,044
  Earned contract revenues receivable                      --         521,696
  Inventories, net                                    5,302,752     8,437,791
  Prepaid expenses and other current assets           1,661,655     1,350,790
                                                    -------------------------
Total current assets                                 31,838,061    48,864,349
                                                    -------------------------

Property and equipment:
  Machinery and equipment                            21,267,756    12,419,928
  Leasehold improvements                                216,111       150,716
                                                    -------------------------
                                                     21,483,867    12,570,644
  Less accumulated depreciation                       2,610,172     1,882,106
                                                    -------------------------
                                                     18,873,695    10,688,538
                                                    -------------------------
Other assets and deferred charges:
  Technology license agreements (net of
     accumulated amortization of
     $416,653 and $303,458
     in 1997 and 1996, respectively)                    683,347       796,542
  China development program                                --         283,500
                                                    -------------------------
                                                        683,347     1,080,042
                                                    =========================
Total assets                                        $51,395,103   $60,632,929
                                                    =========================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    Ultralife Batteries, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                               June 30,
                                                   ----------------------------
Liabilities and stockholders' equity                     1997            1996
                                                         ----            ----
Current liabilities:
   Accounts payable                                $  2,659,547    $  3,434,473
   Accrued compensation                                 234,501         276,668
   Other accrued liabilities                            101,741         153,022
   Customer advances                                  1,636,433         334,000
                                                   ----------------------------
Total current liabilities                             4,632,222       4,198,163
                                                   ----------------------------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.10 per share,
     authorized 12,000,000 shares;
     outstanding - 7,926,086 shares
     in 1997 and 7,923,211 in 1996                      795,360         792,322
  Preferred stock, authorized 1,000,000 shares,
     $0.10 par value - none outstanding                    --              --
  Capital in excess of par value                     64,785,814      64,630,638
  Unrealized net gain on securities                   1,311,343       3,842,878
  Accumulated deficit                               (20,115,175)    (12,868,821)
  Foreign currency translation adjustment               291,041          37,749
                                                   ----------------------------
                                                     47,068,383      56,434,766
  Less: Treasury stock, at cost (27,500 shares
     in 1997)                                          (305,502)           --
                                                   ----------------------------
Total stockholders' equity                           46,762,881      56,434,766
                                                   ----------------------------
Total liabilities and stockholders' equity         $ 51,395,103    $ 60,632,929
                                                   ============================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    Ultralife Batteries, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                          Year ended June 30,
                                            --------------------------------------------
                                                 1997            1996           1995
                                                 ----            ----           ----
Revenue:
      Battery sales                         $ 14,765,364    $ 12,623,646    $ 11,212,643
      Technology contracts                     1,175,754       2,477,887       3,430,640
                                            --------------------------------------------
Total revenue                                 15,941,118      15,101,533      14,643,283

Cost of products sold:
      Battery costs                           13,880,321      12,317,486      10,900,049
      Technology contracts                       710,937         936,053       1,873,892
                                            --------------------------------------------
Total cost of products sold                   14,591,258      13,253,539      12,773,941
                                            --------------------------------------------
Gross profit                                   1,349,860       1,847,994       1,869,342

Other operating expenses:
      Selling, general and administrative      5,217,441       4,993,644       4,262,545
      Research and development                 3,939,786       3,688,687       2,685,313
      Loss(gain) on fires                        (55,835)        351,902            --
      Loss on China development program          805,296            --              --
                                            --------------------------------------------
Total other operating expenses                 9,906,688       9,034,233       6,947,858
                                            --------------------------------------------
Loss from operations                          (8,556,828)     (7,186,239)     (5,078,516)

Other income (expense):
      Interest income                          1,351,646       2,016,831       1,721,682
      Gain on sale of securities                    --         1,930,056            --
      Miscellaneous expense                      (41,172)            --          (34,844)
                                            --------------------------------------------
Loss before income taxes                      (7,246,354)     (3,239,352)     (3,391,678)

Income taxes                                        --              --              --
                                            --------------------------------------------
Net loss                                    $ (7,246,354)   $ (3,239,352)   $ (3,391,678)
                                            ============================================

Net loss per common share                   $      (0.91)   $      (0.41)   $      (0.50)
                                            ============================================

Weighted average number of shares
      outstanding                              7,923,022       7,814,302       6,747,374
                                            ============================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    Ultralife Batteries, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Equity

                                Common Stock
                          ----------------------                                                Foreign
                                                     Capital in    Unrealized                  Currency
                            Number                    Excess of     Net Gain     Accumulated  Translation   Treasury
                          of Shares       Amount      Par Value   on Securities    Deficit     Adjustment   Stock          Total
                          ----------------------------------------------------------------------------------------------------------
Balance at
  June 30, 1994            5,543,586   $   554,359   $30,259,237   $ 2,958,751  $ (6,237,791) $  19,857  $        --   $ 27,554,413

Shares issued under
  public offering          2,000,000       200,000    35,300,000                                                         35,500,000
Public offering
  expenses                                            (2,902,927)                                                        (2,902,927)
Shares issued under
  stock option plans
  and other stock
  options                    112,525        11,253       565,721                                                            576,974
Foreign currency
  translation
  adjustment                                                                                     62,634                      62,634
Change in unrealized
   net gain on
   securities                                                          557,618                                              557,618
Net loss                                                                          (3,391,678)                            (3,391,678)
                          ----------------------------------------------------------------------------------------------------------
Balance at
  June 30, 1995            7,656,111       765,612    63,222,031     3,516,369    (9,629,469)    82,491           --     57,957,034

Shares issued
  under stock option
  plans and other
  stock options              267,100        26,710     1,408,607                                                          1,435,317
Foreign currency
  translation
  adjustment                                                                                    (44,742)                    (44,742)
Change in unrealized
  net gain on
  securities                                                           326,509                                              326,509
Net loss                                                                          (3,239,352)                            (3,239,352)
                          ----------------------------------------------------------------------------------------------------------
Balance at
  June 30, 1996            7,923,211       792,322    64,630,638     3,842,878   (12,868,821)    37,749           --     56,434,766

Shares issued
  under stock
  option plans
  and other
  stock options               30,125         3,013       152,112                                                            155,125
Purchase of treasury
  stock                      (27,500)                                                                        (305,502)     (305,502)
Other                            250            25         3,064                                                              3,089
Foreign currency
  translation
  adjustment                                                                                    253,292                     253,292
Change in unrealized
  net gain on
  securities                                                        (2,531,535)                                          (2,531,535)
Net loss                                                                          (7,246,354)                            (7,246,354)
                          ----------------------------------------------------------------------------------------------------------
Balance at
  June 30, 1997            7,926,086   $   795,360   $64,785,814   $ 1,311,343  $(20,115,175) $ 291,041  $   (305,502) $ 46,762,881
                          ==========================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    Ultralife Batteries, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                       Year ended June 30,
                                                        ----------------------------------------------
                                                               1997           1996            1995
                                                               ----           ----            ----
Operating activities:
Net loss                                                $  (7,246,354)  $  (3,239,352)  $  (3,391,678)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                             841,261         806,664         613,246
    Loss on China development program                         283,500            --              --
    Provision for loss on accounts receivable                  88,000         102,153          64,311
    Provision for inventory obsolescence                       93,178        (403,789)        474,050
    Foreign currency loss                                        --              --           (24,274)
    Changes in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable        681,316        (727,615)     (1,575,053)
      Decrease (increase) in earned contract revenues
         receivable                                           521,696         790,246      (1,195,142)
      Decrease (increase) in inventories                    3,041,861      (2,797,373)     (3,979,424)
      Decrease in prepaid expenses and other
         current assets                                      (310,865)       (815,742)        (59,844)
      Increase (decrease) in accounts payable
         and accrued liabilities                             (868,374)       (319,951)      1,987,001
      Increase (decrease) in customer advances              1,302,433        (118,000)        100,493
                                                        ---------------------------------------------
Net cash used in operating activities                      (1,572,348)     (6,722,759)     (6,986,314)

Investing activities
Purchase of property and equipment                         (8,913,223)     (6,661,725)     (1,839,558)
China development program payments                               --              --          (121,500)
Purchases of availableforsale securities                 (139,484,737)    (71,151,177)   (122,875,062)
Sales of availableforsale securities                       64,969,005      19,260,164      24,969,843
Maturities of availableforsale securities                  85,993,281      63,363,519      74,398,379
                                                        ---------------------------------------------
Net cash provided by (used in) investing activities         2,564,326       4,810,781     (25,467,898)

Financing activities
Proceeds from issuance of common stock                        158,214       1,435,317      33,174,047
Purchase of treasury stock                                   (305,502)           --              --
                                                        ---------------------------------------------
Net cash provided by (used in) financing activities          (147,288)      1,435,317      33,174,047

Effect of exchange rate changes on cash                       253,292         (44,742)         24,179

(Decrease) increase in cash and cash equivalents            1,097,982        (521,403)        744,014
Cash and cash equivalents at beginning of year              1,212,743       1,734,146         990,132
                                                        ---------------------------------------------
Cash and cash equivalents at end of year                $   2,310,725   $   1,212,743   $   1,734,146
                                                        =============================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    Ultralife Batteries, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

1. Summary of Significant Accounting Policies

Description of Business

Ultralife Batteries, Inc. (the "Company") develops, manufactures, and markets primary lithium batteries and is developing advanced rechargeable lithium-ion solid-polymer batteries for use in applications requiring high energy, reliable and long-lasting power sources. The Company generally does not distribute its product to a concentrated geographical area nor is there a significant concentration of credit risks arising from individual or groups of customers engaged in similar activities, or who have similar economic characteristics. In 1996, sales to one customer totaled approximately $ 1,920,000. By the end of the year, this customer had paid their trade account in full. There were no concentrations of credit risks in 1997 or 1995. The Company does not normally obtain collateral on trade accounts receivable.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ultralife Batteries UK, Ltd.("Ultralife UK"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue on Technology Contracts

For a majority of its technology contracts, the Company recognizes revenue using the percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. When a loss on a contract is estimated, the full amount of the loss is recognized immediately. Costs related to performance under various technology contracts are classified as research and development expenses if expenditures are consistent with the ongoing research and development efforts of the Company. Under certain research and development arrangements with the U.S.

Government, the Company may be required to transfer any technology developed to the U.S. Government.

Available-for-Sale Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities and debt securities are classified as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of three to ten years. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed. When sold, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Stock-Based Compensation

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits either recording the estimated value of stock-based compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on earnings per share in the notes to the financial statements. In the current year, the Company has elected to comply with the disclosure provisions of the statement. The effect of SFAS 123 in the pro forma disclosures are not indicative of future amounts. The statement does not apply to awards prior to 1995, and additional awards are anticipated.

Technology License Agreements

Technology license agreements consist of the rights to patented technology and related technical information. The agreements are amortized using the straight-line method over three to ten years. Additionally, the Company will be required to make royalty payments at stated rates based on the terms of each agreement. No royalty expense has been recognized to date.

Translation of Foreign Currency

The financial statements of the Company's foreign subsidiary are translated into U.S. dollar equivalent in accordance with Statement of Financial Accounting Standards No. 52. There was no exchange gain or loss included in net income for the years ended June 30, 1997, 1996 and 1995.

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

Cash and Cash Equivalents

The Company considers all demand deposits with financial institutions and financial instruments with original maturities of three months or less to be cash equivalents.

Derivative Financial Instruments and
Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of any significant derivative or other financial instruments. The Company does not have any derivative financial instruments at June 30, 1997 and 1996.

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at June 30, 1997 and 1996. Fair values have been determined through information obtained from market sources.

Net Loss Per Common Share

Net loss per common share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period.

New Accounting Pronouncements

The Company accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principles Board Opinion No. 15 (APB No. 15). In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is still required. The Company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the years ended June 30, 1997, 1996 and 1995 were $(0.91), $(0.41) and $(0.50), respectively, the same as reported EPS.

Legal Matters

The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

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

In addition, Ultralife UK leases its principal facility under the terms of an operating lease with an initial lease term of twenty-five years.

Rental expenses for all operating leases were $745.332, $773,000, and $760,091 for the years ended June 30, 1997, 1996, and 1995, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 1997 are as follows: 1998--$874,825; 1999--$846,901; 2000--$807,803; 2001--$808,657;
2002--$828,152; and thereafter--$1,720,399. The above amounts do not include contingent or additional rent.

3. Investments

The following is a summary of available-for-sale securities:

                                                                           Unrealized
                                                                           ----------                 Estimated
                                                    Cost              Gains           Losses          Fair Value
                                              -----------------------------------------------------------------------
June 30, 1997
U.S. Treasury securities and
   obligations of U.S. Government
   agencies                                          $2,352,880            $1,293         $4,186          $2,349,987
Mortgage backed securities                            2,829,058            11,288            261           2,840,085
U.S. corporate securities                            11,200,004            32,077        127,146          11,104,935
                                              -----------------------------------------------------------------------
Total debt securities                                16,381,942            44,658        131,593          16,295,007
Intermagnetics General Corporation
          (equity securities)                         2,153,916         1,398,278             --           3,552,194
                                              -----------------------------------------------------------------------
                                                    $18,535,858        $1,442,936       $131,593         $19,847,201
                                              =======================================================================


                                                                           Unrealized
                                                                           ----------                 Estimated
                                                    Cost              Gains           Losses          Fair Value
                                              -----------------------------------------------------------------------
June 30, 1996
U.S. Treasury securities and
   obligations of U.S. Government
   agencies                                          $8,508,124           $24,445        $14,671          $8,517,898
Mortgage backed securities                            1,008,153             2,007             --           1,010,160
U.S. corporate securities                            18,343,214            14,585         12,214          18,345,585
                                              -----------------------------------------------------------------------
Total debt securities                                27,859,491            41,037         26,885          27,873,643
Intermagnetics General Corporation
          (equity securities)                         2,153,916         3,828,726             --           5,982,642
                                              -----------------------------------------------------------------------
                                                    $30,013,407        $3,869,763        $26,885         $33,856,285
                                              =======================================================================

The Company has instructed its investment fund managers to invest in conservative, investment grade securities with average maturities of less than three years. The gross realized gains on sales of available-for-sale securities totaled $-0-, $1,930,056, and $-0- and the gross realized losses totaled $-0-, $-0- and $77,699 for the years ended June 30, 1997, 1996, and 1995, respectively.

The amortized cost and estimated fair value of debt and marketable equity securities at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties or the Company may sell the securities to meet their ongoing and potential future cash needs.

                                                                    Estimated
        Available-for-Sale                              Cost        Fair Value
----------------------------------                  ---------------------------

Due in one year or less                             $16,031,651     $15,945,638
Due after one year through three years                  350,291         349,369
                                                    ---------------------------
                                                     16,381,942      16,295,007
Equity securities                                     2,153,916       3,552,194
                                                    ---------------------------
                                                    $18,535,858     $19,847,201
                                                    ===========================

4. Income Taxes

Foreign and domestic loss carryforwards totaling approximately $22,020,000 are available to reduce future taxable income. Foreign loss carryforwards of $2,834,000 can be carried forward indefinitely. The domestic net operating loss carryforward of $19,186,000 expires in 2006 through 2012. Due to a change in ownership defined under Internal Revenue Code Section 382, $2,738,000 of the net operating loss carryforward will be subject to an annual limitation of $1,507,000.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $3,273,000, $1,843,000 and $496,000 for the years ended June 30, 1997, 1996 and 1995, respectively, to offset the deferred tax assets due to uncertainty of realizations.

Significant components of the Company's deferred tax liabilities and assets as of June 30, are as follows:

                                                        1997           1996
                                                        ----           ----
Deferred tax liabilities:
   Unrealized gain on securities                   $   514,737      $ 1,306,579
   Tax over book depreciation                          666,016          497,797
                                                   ----------------------------
Total deferred tax liabilities                       1,180,753        1,804,376
                                                   ----------------------------

Deferred tax assets:
   Net operating loss carryforward                   7,486,716        4,925,559
   Other                                               464,827          377,030
                                                   ----------------------------
Total deferred tax assets                            7,951,543        5,302,589
Valuation allowance for deferred assets            (6,770,790)      (3,498,213)
                                                   ----------------------------
Net deferred tax assets                              1,180,753        1,804,376
                                                   ----------------------------
Net deferred income taxes                          $      --        $      --
                                                   ============================

There were no income taxes paid for the years ended June 30, 1997, 1996 and 1995. For financial reporting purposes, loss from continuing operations before income taxes included the following:

                                                       June 30,
                                     -----------------------------------------
                                         1997           1996           1995
                                         ----           ----           ----
United States                        $(6,916,312)   $(1,605,015)   $(2,743,611)
Foreign                                 (330,042)    (1,634,337)      (648,067)
                                     -----------------------------------------
Total                                $(7,246,354)   $(3,239,352)   $(3,391,678)
                                     =========================================

There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at June 30, 1997.

5. Commitments

In July 1992, the Company entered into a series of agreements with the Changzhou Battery Factory ("agreements") in the Peoples Republic of China ("PRC"). These agreements provide for the establishment of a lithium battery plant in the PRC and purchase by the Company of approximately 80% of the joint venture's annual production. The Company is required to pay $675,000 to the program of which $472,500 has been paid to date. The Company has not provided for the remaining $202,500 as it has no intention of paying the Changzhou Battery Factory.

Despite continuous discussions, The Changzhou Battery Factory has not paid the remaining amounts due to the Company in accordance with the terms of the agreements. During the third quarter of fiscal 1997, the Company wrote-off its investment in the China development program and the related receivables due under the provisions of the agreements.

During 1996, the Company opened an irrevocable letter of credit up to a maximum of $334,000 with an interest rate of 3.75% a year and an expiration date of December 31, 1998. It is collateralized by $334,000 of the Company's investments. If the Company fails to fulfill its obligations under an agreement, the customer may draw the amount due. As of June 30, 1997, there has been no draw on the irrevocable letter of credit.

The Company entered into an Indemnity Agreement with each member of its Board of Directors and corporate officers in June 1993. The agreement provides that the Company will reimburse directors or officers for all expenses, to the fullest extent permitted by law and the Company by-laws, arising out of their performance as agents or trustees of the Company.

As of June 30, 1997 the Company is committed to purchase approximately $3,242,000 of production machinery and equipment.

6. Stock Options and Warrants

The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the Company's plans. Had compensation expense for all of the Company's stock-based compensation been determined consistent with SFAS No. 123, the Company's net loss would have been $8,294,904 and $4,249,214 in 1997 and 1996, respectively, compared with the reported losses of $7,246,354 and $3,239,352. Loss per share would have been $1.05 and $0.54 in 1997 and 1996, as compared to reported loss per share of $0.91 and $0.41.

For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grant in 1997 and 1996, respectively: expected option terms of three years for both periods; expected stock volatility of approximately 46.6% for both periods; expected dividend yields of 0% for both periods and risk free interest rates of 5.8% and 5.7%. The weighted average fair value of options granted was $4.18 in 1997 and $7.22 in 1996.

The stockholders of the Company have approved three stock option plans that permit the grant of options. In addition, the stockholders of the Company have approved the grant of options outside of any of these plans. Under the 1991 stock option plan, 100,000 shares of common stock are reserved for grant to key employees and consultants of the Company through September 13, 2001. The exercise price per share shall be determined by the Board of Directors as follows: (i) Incentive Stock Options (ISOs) shall not be less than 100% of the fair market value at the date of grant; (ii) ISOs granted to holders of more than 10% shall not be less than 110% of the fair market value at the date of grant; and (iii) non-qualified stock options ("NQSOs") shall not be less than 85% of the fair market value of a share at the date of grant. The exercise period is to be determined at the time of grant but cannot exceed ten years (five years from the time of grant if issued to a holder of more than 10%). All options granted under the 1991 plan are NQSOs.

The stockholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders have approved reservation of 1,150,000 shares of common stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of common shares reserved by 500,000 to 1,650,000. The Company will seek shareholder ratification of this amendment at the December, 1997 annual shareholders' meeting. Options granted under the 1992 plan are either ISO's or NQSO's; key employees are eligible to receive ISO's and NQSO's; directors and consultants are eligible to receive only NQSO's.

Effective March 1, 1995, the Company granted the Chief Executive Officer ("CEO") options to purchase 100,000 shares at $14.25 per share. The options are exercisable in annual increments of 20,000 shares over a five-year period commencing March 1, 1996 until March 1, 2001. In addition, on March 1, 1994, the Company granted options to the CEO under the terms of an employment agreement. Options to purchase 150,000 shares at $11.00 per share have been granted. These options are exercisable in annual increments of 30,000 shares over a five-year period commencing March 1, 1995 until March 1, 2000.

The options to purchase 150,000 shares of common stock granted to the CEO pursuant to the 1994 Agreement were ratified by the Company's shareholders at the December 5, 1996 annual meeting of the shareholders.

This table summarizes data for the stock options issued by the Company:


                                      1997                           1996                           1995
                          -------------------------------------------------------------------------------------------
                                           Weighted                       Weighted                      Weighted
                                           Average                         Average                       Average
                            Number      Exercise Price      Number     Exercise Price     Number     Exercise Price
                           of Shares      Per Share       of Shares       Per Share      of Shares      Per Share
                          ------------------------------------------------------------------------------------------
Shares under option at
beginning of year         1,194,425         $12.67         1,259,975       $10.67        1,130,000       $ 8.76
Options granted             503,150         $10.12           190,000       $19.33          314,500       $15.08
Options exercised           (30,125)        $ 5.15          (218,800)      $ 6.56         (112,525)      $ 5.13
Options canceled           (330,150)        $14.30           (36,750)      $14.98          (72,000)      $ 8.49
                          ------------------------------------------------------------------------------------------
Shares under option at
end of year               1,337,300         $11.51         1,194,425       $12.67        1,259,975       $10.67
                          ------------------------------------------------------------------------------------------
Options exercisable at
end of year                 826,300         $11.43           570,125       $13.88          531,100       $12.26

The following table represents additional information about stock option outstanding at June 30. 1997:


                           Options Outstanding                                        Options Exercisable
                                              Weighted-                                               Weighted-
                          Number               Average          Weighted-         Number               Average
     Range of           Outstanding           Remaining          Average        Exercisable At      Exercise Price
  Exercise Prices    At June 30, 1997     Contractual Life    Exercise Price     June 30, 1997
---------------------------------------------------------------------------------------------------------------------
   $8.00 - 12.00            942,900            4.4 Years          $9.75             617,400            $ 9.81
   12.13 - 17.50            314,400            3.7 Years          14.33             163,950             14.68
   18.25 - 24.50             80,000            3.8 Years          21.11              44,950             21.84
---------------------------------------------------------------------------------------------------------------------
   $8.00 - 24.50          1,337,300            4.2 Years         $11.51             826,300            $11.43
---------------------------------------------------------------------------------------------------------------------

The Company had issued warrants to purchase 100,625 shares of its common stock. Those warrants were exercised on September 21, 1995. The Company has reserved 2,159,125, 2,159,125, and 1,409,125 shares of common stock under the various stock option plans and warrants as of June 30, 1997, 1996, and 1995, respectively.

7. 401(K) Plan

On April 23, 1992, the Company established a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contribution. Effective January 1, 1997, the Board of Directors approved Company matching of employee contributions up to a maximum of 3% of the employee's income. For the year ended June 30, 1997, the Company contributed $74,760. There were no employer contributions for the fiscal years ended June 30, 1996 or 1995.

8. Inventories

The year-end composition of inventories were:

                                                   1997           1996
                                             ------------------------------

Raw materials                                   $2,993,858      $3,311,440
Work in process                                    547,468       4,329,111
Finished products                                2,647,345       1,589,981
                                             ------------------------------
                                                 6,188,671       9,230,532
Less: Reserve for obsolescence                     885,919         792,741
                                             ------------------------------
                                                $5,302,752      $8,437,791
                                             ==============================

9. Stockholders' Equity and Related Party Transactions

During fiscal 1996, the shareholders of the Company ratified an amendment to the Company's Certificate of Incorporation to change the authorized but unissued preferred stock from no par to $0.10 par value per share. The Board of Directors has the authority to fix by resolution the voting power, if any, designations, preferences, privileges or other special rights of any series of preferred stock. No shares of preferred stock have been issued.

The Company holds approximately 339,016 shares (market value of $3,552,194) and 332,369 shares (market value of $5,982,642) of Intermagnetics General Corporation ("IMG") at June 30, 1997 and 1996, respectively. IMG is considered to be a related party since certain directors of the Company also serve as officers or directors of IMG.

10. Business Segment Information

The Company's operations are classified into two business segments: batteries and technology contracts. Operations within the battery segment include the manufacture and sale of lithium batteries. The technology contract segment includes revenue associated with the series of agreements with Changzhou as well as various research and development contracts with the U.S. Government and other companies. There are no inter-segment sales. U.S. sales to foreign customers during 1997, 1996, and 1995 were $2,124,709, $1,381,352, and $608,427, respectively.

                                                  Year ended June 30,
                                           1997          1996          1995
                                     ------------------------------------------
Business Segment Results
Net Sales:

  Batteries                            $14,765,364   $12,623,646    $11,212,643
  Technology contracts                   1,175,754     2,477,887      3,430,640
                                     ------------------------------------------
                                       $15,941,118   $15,101,533    $14,643,283
                                     ==========================================
Income (loss) before income taxes:

  Batteries                            $(5,261,013)  $(5,010,631)   $(3,346,856)
  Technology contracts                     (62,295)      524,180       413,523
  Corporate administration              (1,923,046)    1,247,099      (458,345)
                                     ------------------------------------------
                                       $(7,246,354)  $(3,239,352)   $(3,391,678)
                                     ==========================================
Depreciation and amortization:

  Batteries                            $   841,261   $   806,664    $   613,246
  Technology contracts                        --            --             --
  Corporate administration                    --            --             --
                                     ------------------------------------------
                                       $   841,261   $   806,664    $   613,246
                                     ==========================================
Identifiable assets:

  Batteries                            $25,833,503   $21,808,067    $12,796,090
  Technology contracts                   1,742,019     2,121,544      2,525,582
  Corporate administration              23,819,581    36,703,318     47,271,476
                                     ------------------------------------------
                                       $51,395,103   $60,632,929    $62,593,148
                                     ==========================================
Capital expenditures:

  Batteries                            $ 8,913,223   $ 6,661,725    $ 1,839,558
  Technology contracts                        --            --             --
  Corporate administration                    --            --             --
                                     ------------------------------------------
                                       $ 8,913,223   $ 6,661,725    $ 1,839,558
                                     ==========================================

Information concerning geographic area is as follows:

                                                  Year ended June 30,
                                           1997          1996          1995
                                     ------------------------------------------
Revenue:

  North America                        $ 10,611,602  $ 10,967,546   $ 8,202,047
  Europe                                  5,329,516     4,133,987     6,441,236
                                     ------------------------------------------
                                       $ 15,941,118  $ 15,101,533   $14,643,283
                                     ==========================================
Loss before income taxes:

  North America                        $ (6,916,312)  $(1,605,015)  $(2,743,611)
  Europe                                   (330,042)   (1,634,337)     (648,067)
                                     ------------------------------------------
                                       $ (7,246,354)  $(3,239,352)  $(3,391,678)
                                     ==========================================
Identifiable assets:

  North America                        $ 46,327,939  $ 56,367,177   $57,602,334
  Europe                                  5,067,164     4,265,752     4,990,814
                                     ------------------------------------------
                                       $ 51,395,103  $ 60,632,929   $62,593,148
                                     ==========================================

                    Ultralife Batteries, Inc. and Subsidiary

                 Schedule II  Valuation and Qualifying Accounts

                 Col. A                                Col. B        Col. C           Col. D             Col. E             Col. F
                                                                            Additions
                                                                  ------------------------------
                                                     Balance at    Charged to                                             Balance at
                                                     Beginning      Costs and       Charged to                              End of
             Classification                          of Period      Expenses      Other Accounts       Deductions           Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1997
Deducted from asset accounts:
   Allowance for doubtful accounts                   $190,430        $238,964                            $151,212  (D)     $278,182

Product warranty reserve                             $139,504                                            $ 88,810  (B)     $ 50,694

Year ended June 30, 1996
Deducted from asset accounts:
   Allowance for doubtful accounts                   $ 88,277        $103,568                             $ 1,415  (D)     $190,430

Product warranty reserve                             $ 63,786                        $ 89,504 (C)        $ 13,786  (B)     $139,504

Year ended June 30, 1995
Deducted from asset accounts:
   Allowance for doubtful accounts                   $ 53,631        $ 64,311                            $ 29,665  (A)     $ 88,277

Product warranty reserve                             $111,491                                            $ 47,705  (B)     $ 63,786

(A) Recovery of accounts receivable balances previously reserved for.

(B) Reduction in reserve based on Company's experience

(C) Reduction to battery revenues.

(D) Writeoff of accounts receivable balance.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ULTRALIFE BATTERIES, INC.

                                              By:/s/ BRUCE JAGID
                                                 -------------------------------
                                                 Bruce Jagid
                                                 Chairman and
                                                 Chief Executive Officer

Dated: October 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 14, 1997                           /s/URI SOUDAK
                                                 -------------------------------
                                                 Uri Soudak
                                                 Chief Operating Officer
                                                 (Principal Executive Officer)

Date: October 14, 1997                           /s/ ROBERT COOK
                                                 -------------------------------
                                                 Robert Cook
                                                 Chief Financial Officer
                                                 and Controller
                                                 (Principal Financial and
                                                 Accounting Officer)

Date: October 14, 1997                           /s/ JOSEPH C. ABELES
                                                 -------------------------------
                                                 Joseph C. Abeles (Director)

Date: October 14, 1997                           /s/ JOSEPH N. BARRELLA
                                                 -------------------------------
                                                 Joseph N. Barrella (Director)

Date: October 14, 1997                           /s/ RICHARD HANSEN
                                                 -------------------------------
                                                 Richard Hansen (Director)

Date: October 14, 1997                           /s/ BRUCE JAGID
                                                 -------------------------------
                                                 Bruce Jagid (Director)

Date: October 14, 1997                           /s/ ARTHUR LIEBERMAN
                                                 -------------------------------
                                                 Arthur Lieberman (Director)

Date: October 14, 1997                           /s/ MARTIN ROSANSKY
                                                 -------------------------------
                                                 Martin Rosansky (Director)

Date: October 14, 1997                           /s/ CARL ROSNER
                                                 -------------------------------
                                                 Carl Rosner (Director)

Date: October 14, 1997                           /s/ STUART SHIKIAR
                                                 -------------------------------
                                                 Stuart Shikiar (Director)