Form 10-Q
period 1997-09-30
ULTRALIFE BATTERIES INC
filed 1997-11-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                                 (315)-332-7100
              (Registrant's telephone number, including area code)

________________________________________________________________________________
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value - 7,979,586 shares outstanding as of October 31, 1997.

                           ULTRALIFE BATTERIES, INC.
                                     INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets -
          September 30, 1997 and June 30, 1997.. .............................3

        Condensed Statements of Operations -
          Three months ended
          September 30, 1997 and 1996 ........................................4

        Condensed Statements of Cash Flows -
          Three months ended September 30, 1997 and 1996......................5

        Notes to Condensed Financial Statements ..............................6

Item 2. Management's discussion and Analysis of
          Financial Condition and Results of operations ....................7-8


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .....................................9


SIGNATURES...................................................................10

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                            CONDENSED BALANCE SHEETS
                            As of September 30, 1997
--------------------------------------------------------------------------------

                                                  (Unaudited)
                                                 Sept. 30, 1997   June 30, 1997
                                                 --------------   -------------
ASSETS

Current Assets
   Cash and Cash Equivalents                      $  2,029,074     $  2,310,725
   Available-for-sale securities                    18,476,972       19,847,201
   Accounts Receivables                              3,665,332        2,715,728
   Inventory                                         4,638,017        5,302,752
   Prepaid Expenses                                    959,853        1,661,655
                                                  ------------     ------------
           Total Current Assets                     29,769,248       31,838,061

Net Plant & Equipment                               20,248,026       18,873,695

Purchase Technology                                    658,347          683,347

           Total Assets                           $ 50,675,621     $ 51,395,103
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                               $  2,077,286     $  2,659,547
   Customer Advances                                 1,270,666        1,636,433
   Other Liabilities                                 1,583,244          336,242
                                                  ------------     ------------
           Total Current Liabilities                 4,931,196        4,632,222

Shareholders' Equity
   Capital Stock - Par Value                           796,935          795,360
   Additional Paid In Capital                       64,959,864       64,785,814
   Unrealized Gain on Investments                    1,520,156        1,311,343
   Accumulated deficit                             (21,321,449)     (20,115,175)
   Foreign Currency Translation Adjustment              94,421          291,041
                                                  ------------     ------------
           Total Shareholders' Equity               46,049,927       47,068,383

           Less: Treasury Stock, at Cost              (305,502)        (305,502)

           Total Liabilities and
              Shareholders' Equity                $ 50,675,621     $ 51,395,103
                                                  ============     ============

                            ULTRALIFE BATTERIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                           First Quarter, Fiscal 1998
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended Sept. 30,
                                                 ------------------------------
                                                 1997-Actual        1996-Actual
                                                 -----------        -----------

Revenues:
   Battery sales                                 $ 3,693,067        $ 3,619,676
   Technology contracts                            1,183,450            352,050
                                                 -----------        -----------
   Total revenue                                   4,876,517          3,971,726

Cost of Products Sold:
   Battery costs                                   3,181,630          3,301,163
   Technology contracts                              800,427            196,710
                                                 -----------        -----------
   Total cost of products sold                     3,982,057          3,497,873

Gross Profit                                         894,460            473,853

Research & Development                             1,151,909            818,075
Selling & Administrative                           1,188,993          1,270,248
                                                 -----------        -----------
Total Operating Expenses                           2,340,902          2,088,323
                                                 -----------        -----------

Operating Loss                                    (1,446,442)        (1,164,470)

Interest Income                                      253,162            302,995
Miscellaneous                                        (12,994)              --
                                                 -----------        -----------
Net Loss                                         $(1,206,274)       $(1,311,475)
                                                 ===========        ===========
Loss Per Share                                   $     (0.15)       $     (0.17)
                                                 ===========        ===========
Average Shares Outstanding                         7,949,727          7,924,840
                                                 ===========        ===========

                            ULTRALIFE BATTERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           First Quarter, Fiscal 1998
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended Sept. 30,
                                                  ------------------------------
                                                    1997-Actual     1996-Actual
                                                    -----------     -----------

OPERATING ACTIVITIES
Net loss                                          $ (1,206,274)    $ (1,311,475)
Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
Depreciation and amortization                          214,434          380,319
Foreign currency loss                                     --             (3,115)
Changes in operating assets
   and liabilities:
   Increase in accounts receivable                    (949,604)        (395,110)
   Decrease (increase) in inventories                  664,735         (459,920)
   Decrease in prepaid expenses
      and other current assets                         701,802           17,332
   Increase (decrease) in accounts payable
      and other current liabilities                    298,974         (479,369)
                                                  ------------     ------------
Net cash used in
   operating activities                               (275,933)      (2,251,338)
                                                  ------------     ------------

INVESTING ACTIVITIES
Purchase of property and equipment                  (1,563,765)      (1,307,445)
Purchase of securities                             (15,946,736)     (16,941,122)
Sales of securities                                    768,497        5,722,824
Maturities of securities                            16,757,281       16,693,917
                                                  ------------     ------------
Net cash provided by (used in)
   investing activities                                 15,277        4,168,174
                                                  ------------     ------------

FINANCING ACTIVITIES
Proceeds from issuance
   of common stock                                     175,625           26,500
Purchase (sale of) treasury stock                         --               --
                                                  ------------     ------------
Net cash provided by
   financing activities                                175,625           26,500
                                                  ------------     ------------

Effect of exchange rate
   changes on cash                                    (196,620)            --
                                                  ------------     ------------

Increase (Decrease) in cash
   and cash equivalents                               (281,651)       1,943,336

Cash and cash equivalents at
   beginniing of period                              2,310,725        1,212,743
                                                  ------------     ------------
Cash and cash equivalents
   at end of period                               $  2,029,074     $  3,156,079
                                                  ============     ============

                            ULTRALIFE BATTERIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

          In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments,which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1997 and the results of operations and cash flows for the three month periods ended September 30, 1997 and 1996. The results for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1997, filed on Form 10-K on October 14, 1997.

2.   NET LOSS PER SHARE

          Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period; common stock options have not been included since their inclusion would be antidilutive.

3.   NEW ACCOUNTING PRONOUNCEMENTS

          The Company accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principles Board Opinion No. 15 (APB No. 15). In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is still required. The company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the first quarters ended September 30, 1997 and September 30, 1996 were $(0.15), and $(0.17), respectively, the same as reported EPS.

     The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 1997 and 1996

     Consolidated revenues of Ultralife Batteries, Inc. (the "Company") for the three months ended September 30,1997 were $4,876,500 compared to $3,971,700 reported for the same period of the prior year. The increased revenue in the amount of $904,800 or 23% reflects increase sales of both batteries and Technology Contracts. Sales of U.S. manufactured primary batteries increased $595,500, or 26%. This increase was mostly offset by lower sales from the Company's UK subsidiary, which has only recently resumed limited production of high rate batteries following the December, 1996 fire.

     Technology contract revenues were $1,183,450, a gain of more than 200%, primarily as a result of the Company's contracts with Mitsubishi Electric Corporation to develop and produce advanced solid state rechargeable batteries for a new generation of notebook computers.

     Consolidated gross margin was 18% of revenue compared to 12% for the same period for fiscal 1997. Cost reduction programs combined with increasing volumes and favorable mix have contributed to improved margins.

     Total operating expenses of $2,340,900 for the first quarter of the current year reflect an increase of $252,600, or 12% compared to $2,088,300 for the same period of the prior year. Research and development expenses increased $333,800, or 41%. Expenditures directly related to the commercialization of the Company's rechargeable batteries continue to focus on production processes and the performance of the batteries. Selling and administration expenses decreased $81,200 or 6% reflecting the favorable impact of expense control programs.

     Interest income decreased to $253,200 for the first quarter of fiscal 1998 from $303,000 for the first three months of the prior year. This is the result of a lower average balance invested as the Company has used its cash and investments to fund the operations and capital equipment additions for high volume production of Rechargeable Batteries.

     Net losses in the amount of $1,206,300 or $0.15 per share were reported for the first quarter fiscal 1998 compared to a net loss of $1,311,500 or $0.17 per share reported for the same period last year. The improvement reflects both increasing sales volumes and improving profit margins, partially offset by higher Research and Development expenses.

Liquidity and Capital Resources

     As of September 30, 1997, cash, cash equivalents and available for sale investments totaled $20,500,000. The Company used $275,900 of cash from operations during the first three months of fiscal 1998. This is the net result of net losses for the period and increased accounts receivable largely offset by reductions in inventories and prepaid expenses and increased accounts payable. Additionally, the Company spent $1,563,800 of cash to purchase machinery and equipment primarily for the expansion of facilities to produce rechargeable batteries. The balance of equipment to complete the initial phase of the Company's capital expansion program for rechargeable batteries is expected to be received in the second fiscal quarter. Accordingly, cash requirements for capital additions in the next quarter are likely to reach $3,500,000.

     The Company does not currently have any long-term debt. Also, it does not have any current financing arrangements or loan facilities in place or available to it. The company's current financial position is adequate to support its financial requirements though fiscal 1998.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ULTRALIFE BATTERIES, INC.
                                            (Registrant)


    Date:  November 14, 1997           By:/s/ Bruce Jagid
           -----------------           ----------------------------
                                       Bruce Jagid
                                       Chief Executive Officer


    Date:  November 14, 1997           By:/s/ Frederick F. Drulard
           -----------------           ----------------------------
                                       Frederick F. Drulard
                                       Vice President & Chief Financial Officer