Form 10-Q
period 1997-12-31
ULTRALIFE BATTERIES INC
filed 1998-02-17
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

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
(State or other jurisdiction                (I.R.S. employer Identification No.)
incorporation or organization

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

Common stock, $.10 par value - 7,979,136 shares outstanding as of February 6, 1998.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 1997 and June 30, 1997.................................3

         Condensed Consolidated Statements of Operations -
           Three months and six months ended
           December 31, 1997 and 1996   .......................................4

         Condensed Consolidated Statements of Cash Flows -
           Six months ended December 31, 1997 and 1996.........................5

         Notes to Condensed Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ....................7-9

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .................10

SIGNATURES ...................................................................11

PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             As of December 31, 1997
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                  (Unaudited)
                                                 Dec. 31, 1997   June 30, 1997
                                                 -------------   -------------
ASSETS

Current Assets
   Cash and Cash Equivalents                      $  2,773,768    $  2,310,725
   Available-for-sale securities                    13,148,403      19,847,201
   Accounts Receivable, net                          5,131,632       2,715,728
   Inventory                                         3,490,510       5,302,752
   Prepaid Expenses                                    608,511       1,661,655
                                                  ------------    ------------
         Total Current Assets                       25,152,824      31,838,061

Net Plant & Equipment                               24,096,170      18,873,695

Purchase Technology                                    633,348         683,347
                                                  ------------    ------------
         Total Assets                             $ 49,882,342    $ 51,395,103
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                               $  3,826,442    $  2,659,547
   Customer Advances                                 1,270,666       1,636,433
   Other Liabilities                                 1,331,549         336,242
                                                  ------------    ------------
         Total Current Liabilities                   6,428,657       4,632,222

Shareholders' Equity
   Capital Stock - Par Value                           800,255         795,360
   Additional Paid In Capital                       65,247,794      64,785,814
   Unrealized Gain on Investments                      634,056       1,311,343
   Accumulated deficit                             (22,942,968)    (20,115,175)
   Foreign Currency Translation Adjustment              20,050         291,041
                                                  ------------    ------------
         Total Shareholders' Equity                 43,759,187      47,068,383

         Less: Treasury Stock, at Cost                (305,502)       (305,502)
                                                  ------------    ------------
     Total Liabilities and Shareholders' Equity   $ 49,882,342    $ 51,395,103
                                                  ============    ============

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           Second Quarter, Fiscal 1998
                                   (Unaudited)
--------------------------------------------------------------------------------


   Three Months Ended Dec. 31,                                              Six Months Ended Dec. 31,
 ------------------------------                                          -----------------------------
     1997              1996                                                  1997              1996
 -----------       -----------                                           -----------       -----------
                                    Revenues:
$  3,879,782       $ 3,824,343           Battery sales                   $  7,572,849      $  7,444,019
     242,526           241,697           Technology contracts               1,425,976           593,747
------------      ------------                                           ------------      ------------
   4,122,308         4,066,040           Total revenue                      8,998,825         8,037,766

                                    Cost of Products Sold:
   3,608,442         3,824,715           Battery costs                      6,790,072         7,125,878
     153,033           297,777           Technology contracts                 953,460           494,487
------------      ------------                                           ------------      ------------
   3,761,475         4,122,492           Total cost of products sold        7,743,532         7,620,365
------------      ------------                                           ------------      ------------
     360,833           (56,452)     Gross Profit                            1,255,293           417,401

   1,918,966           969,173      Research & Development                  3,070,875         1,787,248
   1,424,071         1,516,437      Selling & Administrative                2,613,064         2,786,685
  (1,195,427)                0      Gain on fires - Insurance              (1,195,427)                -
------------      ------------                                           ------------      ------------
   2,147,610         2,485,610      Total Operating Expenses                4,488,512         4,573,933

------------      ------------                                           ------------      ------------
  (1,786,777)       (2,542,062)     Operating Loss                         (3,233,219)       (4,156,532)

     174,040           497,883      Interest Income                           427,202           800,878
      (8,782)                0      Miscellaneous                             (21,776)                -
------------      ------------                                           ------------      ------------
$ (1,621,519)     $ (2,044,179)     Net Loss                             $ (2,827,793)     $ (3,355,654)
============      ============                                           ============      ============

     $ (0.20)          $ (0.26)     Loss Per Share                            $ (0.36)          $ (0.42)
============      ============                                           ============      ============

   7,955,569         7,949,711      Weighted Average Shares Outstanding    7,942,300         7,933,086
============      ============                                           ============      ============

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Second Quarter, Fiscal 1998
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Six Months Ended Dec. 31,
                                                  ------------------------------
                                                        1997           1996
                                                     -----------    -----------
OPERATING ACTIVITIES
Net loss                                           $ (2,827,793)   $ (3,355,654)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Depreciation and amortization                           532,235         608,863
Foreign currency loss                                      --           (39,648)
Changes in operating assets and
  liabilities:
  Increase in accounts receivable                    (2,415,904)     (1,317,509)
  Decrease in inventories                             1,812,242         964,468
  Decrease in prepaid expenses
       and other current assets                       1,053,144          87,716
  Increase  in accounts payable
       and other current liabilities                  1,796,435       1,428,603
                                                   ------------    ------------
Net cash used in operating activities                   (49,641)     (1,623,161)
                                                   ------------    ------------
INVESTING ACTIVITIES
Purchase of property and equipment                   (5,704,712)     (5,021,686)
Purchase of securities                              (40,589,636)    (22,927,038)
Sales of securities                                  39,208,989       9,239,983
Maturities of securities                              7,402,159      19,488,735
                                                   ------------    ------------
Net cash provided by (used in)
  investing activities                                  316,800         779,994
                                                   ------------    ------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                  466,875         119,125
Purchase treasury stock                                    --          (305,508)
                                                   ------------    ------------
Net cash provided by (used in)
  financing activities                                  466,875        (186,383)
                                                   ------------    ------------
Effect of exchange rate changes on cash                (270,991)           --
                                                   ------------    ------------
Increase (Decrease) in cash and
  cash equivalents                                      463,043      (1,029,550)

Cash and cash equivalents at beginniing
  of period                                           2,310,725       1,212,743
                                                   ============    ============
Cash and cash equivalents at end of period         $  2,773,768    $    183,193
                                                   ============    ============

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments,which are of a normal recurring nature, necessary to present fairly the financial position at December 31, 1997 and the results of operations for the three month and six month periods ended December 31, 1997 and 1996 and cash flows for the six month periods ended December 31, 1997 and 1996. The results of operations and cash flows for the three months and six months ended December 31,1997 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1997, filed on Form 10-K on October 14, 1997.

2. NET LOSS PER SHARE

      Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period; common stock options have not been included since their inclusion would be antidilutive.

3. NEW ACCOUNTING PRONOUNCEMENTS

      The Company accounts for net loss per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No.
128), "Earnings Per Share". SFAS No. 128 replaces primary Earnings Per Share
(EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Diluted EPS is still required. The company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the six months ended December 31, 1997 and December 31, 1996 were $(0.36), and $(0.42), respectively, the same as reported EPS.

4. INVENTORIES

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories were:

                                           June 30, 1997     December 31, 1997
                                        --------------------------------------
Raw materials                              $  2,993,858        $  2,081,026
Work in process                                 547,468           1,528,183
Finished products                             2,647,345             721,713
                                        --------------------------------------
                                              6,188,671           4,330,922
Less: Reserve for obsolescence                  885,919             840,411
                                        --------------------------------------
                                           $  5,302,752        $  3,490,511
                                        ======================================

5. PROPERTY AND EQUIPMENT

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

6. CONTINGENCY

      In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in China, for the production and distribution of batteries. Changzhou Ultra Power Battery Co., Ltd., a company organized in China ("China Battery"), purchased from the Company certain technology, equipment training and consultant services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6.0 million to the Company over the first two years of the agreement, of which approximately $5.6 million has been paid. The Company has been attempting to collect the balance due under this contract. China Battery has indicated that these payments will not be made until certain contractual issues have been resolved. Due to the Chinese partner's questionable willingness to pay, the Company wrote down the entire balance owed to the Company as well as the Company's investment in fiscal 1997. In December 1997, China Battery sent to the Company a letter demanding reimbursement of losses. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not pursue such a claim which, if successful, would have an adverse effect on the Company's business, financial condition and results of operations. The Company believes that such a claim would be without merit.

      The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's condensed consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended December 31, 1997 and 1996

Revenues. Total revenues were $4,122,300 for the three months ended December 31, 1997 ("second quarter 1998") compared to $4,066,000 for the three months ended December 31,1996 ("second quarter 1997"). Increased sales of 9 volt batteries, primarily from greater shipments to smoke detector manufacturers, were partially offset by lower sales of high rate batteries manufactured at the Company's subsidiary in the United Kingdom. Ultralife Batteries (UK) Ltd. experienced a fire early in December, 1996 that caused extensive damage to the manufacturing area of the facility and suspended production of high rate and seawater batteries.

Cost of Products Sold. Cost of products sold decreased $361,000 from $4,122,500 in the second quarter 1997 to $3,761,500 in the second quarter 1998. Cost of products sold as a percentage of revenue decreased from approximately 101% to approximately 91% in the second quarter 1998. This improvement primarily resulted from higher sales and production levels of 9 volt batteries and their impact on reducing overhead expense per battery. In addition, continuing manufacturing efficiencies in producing BA-5372 batteries contributed to improved second quarter margins. Shipments of BA-5372 batteries in December, 1997 completed the company's contract with the US Army.

Operating Expenses. Operating expenses decreased $338,000 from $2,485,600 in the second quarter 1997 to $2,147,600 in the second quarter 1998. Of the Company's operating expenses, research and development expenses increased $949,800 from $969,200 to $1,919,000. Research and development expenses increased as expenditures to commercialize the Company's advanced rechargeable batteries were accelerated to meet customer commitments. Selling, general and administrative expenses decreased $92,300 from $1,516,400 to $1,424,100 in the second quarter 1998. The decrease in selling, general and administration expenses are attributable to the impact of expense control efforts. Operating expenses were also reduced by $1,195,400 in the second quarter 1998 as a result of insurance proceeds received for the replacement of leasehold improvements written off in the third quarter 1997 due to the December, 1996 fire in the UK.

Interest Income. Interest income decreased $323,900 from $497,900 in the second quarter 1997 to $174,000 in the second quarter 1998. The decrease of interest income is primarily the result of lower average balances invested since the Company used cash and investments to fund operations and capital equipment additions for high volume production of rechargeable batteries.

Net Losses. Net losses decreased $422,700 from a loss of $2,044,200, $0.26 per share for the second quarter 1997 to $1,621,500, or $0.20 per share, for the second quarter 1998, primarily as a result of the reasons described above.

Six Months Ended December 31, 1997 and 1996

Revenues: Total revenues increased $961,000 from $8,037,800 in the six months ended December 31, 1996 ("year to date 1997") to $8,998,800 for the six months ended December 31, 1997 ("year to date 1998"). This increase reflects an increase in sales of batteries and technology contracts. Sales of 9-volt and BA-5372 primary batteries increased approximately $973,400, or 21% from $4,531,600 to $5,505,000 during year to date 1998. This increase was particularly offset by lower sales of high rate batteries by Ultralife UK as a result of suspended operations of the company's Abingdon, England facility due to the December, 1996 fire. Technology controls revenues increased $832,200, or approximately 140% from $593,800 year to date 1997 to $1,426,000 year to date 1998. The increase in technology contract revenues is attributed to the Company's agreement with Mitsubishi.

Cost of Products Sold. Cost of products sold increased $123,100 from $7,620,400 year to date 1997 to $7,743,500 year to date 1998. Cost of products sold as a percentage of revenue decreased from 95% to approximately 86% year to date 1998. The decrease in cost of products sold as a percentage of revenues was principally the result of increased production volumes of 9-volt and BA-5372 primary batteries and the Company's implementation of cost reduction programs related to improvement of manufacturing efficiencies.

Operating Expenses. Operating expenses decreased $85,400 from $4,573,900 year to date 1997 to $4,488,500 year to date 1998. Of the Company's operating expenses research and development expenses increased $1,283,700 from $1,787,200 year to date 1997 to $3,070,900 year to date 1998. Research and development expenses increased as a result of the Company's efforts to improve production processes and performance of its advanced rechargeable batteries and accelerate its commercialization. Selling, general and administration expenses decreased $173,600 from $2,786,700 year to date 1997 to $2,613,100 year to date 1998. The decrease in selling, general and administration expenses are attributable to the impact of expense control programs. Operating expenses were also reduced by $1,195,400 year to date 1998 as a result of insurance proceeds received for the replacement of assets previously written off due to the December, 1996 fire in the Company's UK subsidiary.

Interest Income. Interest income decreased $373,700 from $800,900 year to date 1997 to $427,200 year to date 1998. The decrease of interest income is the result of lower average balance invested since the Company used cash and investments to fund operations and capital equipment additions for high volume production of rechargeable batteries.

Net Losses. Net losses decreased $527,900 from a loss of $3,355,700, or $0.42 per share year to date 1997 to a net loss of $2,827,800, or $0.36 per share year to date 1998, primarily as a result of the reasons described above.

Liquidity and Capital Resources

As of December 31, 1997 cash, cash equivalents and available for sale investments totaled $15,922,200. The Company used $56,600 of cash from operations during the six months ended December 31, 1997. This is the net result of net losses and increased accounts receivable for the period offset by depreciation expense and reductions in inventories, prepaid expenses and increased accounts payable. Additionally, the Company spent $5,704,700 of cash year to date 1998 to purchase machinery and equipment, primarily for the expansion of facilities to produce rechargeable batteries. The balance of the equipment to complete a fully automated production line for rechargeable batteries is expected to be installed during the third quarter of fiscal 1998 requiring approximately $2.9 Million in additional cash.

The Company does not currently have any long-term debt. A limited line of credit in the amount of $370,000 is maintained by Ultralife UK for short-term working capital requirements. However, with continued sales growth and expansion, the company will explore normal working capital lines of credit. The company's current financial position is adequate to support its financial requirements for the near future.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On December 9, 1997, an Annual Meeting of Shareholders of the company was held.

      (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all seven nominees for Director with the following vote:

                   DIRECTOR                  FOR          AGAINST     ABSTAIN
                   --------                  ---          -------     -------

                   Bruce Jagid            7,697,700       60,850         0
                   Martin Rosansky        7,703,000       55,550         0
                   Joseph N. Barrella     7,703,000       55,550         0
                   Joseph C. Abeles       7,702,800       55,750         0
                   Arthur Lieberman       7,702,800       55,750         0
                   Carl H. Rosner         7,703,000       55,550         0
                   Richard Hansen         7,703,000       55,550         0

      (c) Proposal Number 2 was a request for the Shareholders to approve and ratify an increase of 500,000 shares in the number of shares of Common Stock of the Company available under the Company's 1992 Stock Option Plan. This proposal was approved by the Shareholders with a total of 3,865,433 shares voted FOR and 1,052,805 shares voted AGAINST and 107,175 shares ABSTAINED.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits
          None
      (b) Reports on Form 8-K
          None filed during the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ULTRALIFE BATTERIES, INC.
                                                 (Registrant)

          Date:  February 14, 1998         By:/s/ Bruce Jagid
                                              ------------------------
                                              Bruce Jagid
                                              Chief Executive Officer

          Date:  February 14, 1998         By:/s/ Frederick F. Drulard
                                              ------------------------
                                              Frederick F. Drulard
                                              Vice President, Finance
                                                  & Administration