Form 10-Q
period 1998-03-31
ULTRALIFE BATTERIES INC
filed 1998-05-15
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                             Yes __X__     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value - 7,983,286 shares outstanding as of May 4, 1998.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
 ------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
         March 31, 1998 and June 30, 1997.................................. 3

        Condensed Consolidated Statements of Operations -
         Three months and nine months ended
         March 31, 1998 and 1997 .......................................... 4

        Condensed  Consolidated  Statements  of Cash Flows -
         Nine months ended March 31, 1998 and 1997 ........................ 5

        Notes to Condensed Consolidated Financial Statements .............. 6-8

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................... 9-12

PART II OTHER INFORMATION

SIGNATURES ................................................................  13

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of March 31, 1998
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                  Mar. 31, 1998   June 30, 1997
                                                  -------------   -------------
ASSETS

Current Assets
   Cash and Cash Equivalents                       $  1,239,034    $  2,310,725
   Available-for-sale securities                     11,023,045      19,847,201
   Accounts Receivable, net                           1,979,032       2,715,728
   Inventory                                          3,575,403       5,302,752
   Prepaid Expenses and Other Current Assets          2,406,226       1,661,655
                                                   ------------    ------------
         Total Current Assets                        20,222,740      31,838,061

Net Property, Plant & Equipment                      28,302,801      18,873,695

Purchased Technology                                    608,349         683,347
                                                   ------------    ------------

             Total Assets                          $ 49,133,890    $ 51,395,103
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                $  3,569,881    $  2,659,547
   Capital Lease Obligation                              50,000            --
   Customer Advances                                  1,270,666       1,636,433
   Other Liabilities                                  1,689,676         336,242
                                                   ------------    ------------
         Total Current Liabilities                    6,580,223       4,632,222

Long Term Liabilities
   Capital Lease Obligation                             197,000            --
                                                   ------------    ------------
         Total Long Term Liabilities                    197,000            --

Shareholders' Equity
   Capital Stock - Par Value                            800,670         795,360
   Additional Paid In Capital                        65,284,947      64,785,814
   Unrealized Gain on Investments                     1,698,803       1,311,343
   Accumulated deficit                              (25,193,027)    (20,115,175)
   Foreign Currency Translation Adjustment               67,998         291,041
                                                   ------------    ------------
         Total Shareholders' Equity                  42,659,391      47,068,383

         Less: Treasury Stock, at Cost                 (302,724)       (305,502)
                                                   ------------    ------------

      Total Liabilities and Shareholders' Equity   $ 49,133,890    $ 51,395,103
                                                   ============    ============

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           Third Quarter, Fiscal 1998
                                   (Unaudited)
--------------------------------------------------------------------------------


Three Months Ended March 31,                                           Nine month Ended March 31,
----------------------------                                          ----------------------------
    1998            1997                                                  1998            1997
------------    ------------                                          ------------    ------------
                                Revenues:
$  3,064,998    $  4,140,855       Battery sales                      $ 10,637,847    $ 11,584,874
     394,547         240,330       Technology contracts                  1,820,523         834,077
------------    ------------                                          ------------    ------------
   3,459,545       4,381,185       Total revenue                        12,458,370      12,418,951

                                Cost of Products Sold:
   2,326,454       4,033,791       Battery costs                         9,116,526      11,159,669
     306,196         211,016       Technology contracts                  1,566,743         705,503
------------    ------------                                          ------------    ------------

   2,632,650       4,244,807       Total cost of products sold          10,683,269      11,865,172
------------    ------------                                          ------------    ------------

     826,895         136,378    Gross Profit                             1,775,101         553,779

   2,179,696         945,977    Research & Development                   4,943,484       2,733,225
   1,417,151       1,432,180    Selling & Administrative                 4,030,215       4,218,865
        --           605,296    Loss on China Development Program             --           605,296
    (416,724)        137,700    Loss (gain) on fires                    (1,612,151)        137,700
------------    ------------                                          ------------    ------------
   3,180,123       3,121,153    Total Operating Expenses                 7,361,548       7,695,086
------------    ------------                                          ------------    ------------
  (2,353,228)     (2,984,775)   Operating Loss                          (5,586,447)     (7,141,307)

     106,196         284,334    Interest Income                            533,398       1,085,212
      (3,023)           --      Miscellaneous                              (24,799)           --
------------    ------------                                          ------------    ------------
$ (2,250,055)   $ (2,700,441)   Net Loss                              $ (5,077,848)   $ (6,056,095)
============    ============                                          ============    ============

$      (0.28)   $      (0.34)   Loss Per Share                        $      (0.64)   $      (0.76)
============    ============                                          ============    ============

   7,985,036       7,922,211    Weighted Average Shares Outstanding      7,995,855       7,923,276


                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Third Quarter, Fiscal 1998
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------

OPERATING ACTIVITIES
Net loss                                            $ (5,077,848)  $ (6,056,095)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
Depreciation and amortization                            895,387        828,116
Loss on China development program                           --          283,500
Foreign currency loss                                       --          (20,316)
Changes in operating assets and liabilities:
  Decrease in accounts receivable                        736,696      1,014,544
  Decrease in inventories                              1,727,349      2,295,631
  Increase in prepaid expenses
    and other current assets                            (744,571)      (814,276)
  Increase in accounts payable
    and other current liabilities                      1,898,001        669,246
                                                    ------------   ------------
Net cash used in operating activities                   (564,986)    (1,799,650)
                                                    ------------   ------------
INVESTING ACTIVITIES
Purchase of property and equipment                   (10,002,495)    (6,947,314)
Purchase of securities                               (74,188,407)   (34,830,729)
Sales of securities                                   73,276,081     13,140,094
Maturities of securities                              10,126,716     31,284,229
                                                    ------------   ------------
Net cash provided by (used in) investing activities     (788,105)     2,646,280
                                                    ------------   ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                   504,443        119,126
Purchase  treasury stock                                    --         (305,508)
                                                    ------------   ------------
Net cash provided by (used in) financing activities      504,443       (186,382)
                                                    ------------   ------------

Effect of exchange rate changes on cash                 (223,043)          --
                                                    ------------   ------------

Increase (Decrease) in cash and cash equivalents      (1,071,691)       660,248

Cash and cash equivalents at beginning of period       2,310,725      1,212,743
                                                    ------------   ------------
Cash and cash equivalents at end of period          $  1,239,034   $  1,872,991
                                                    ============   ============

Supplemental schedule of noncash investing and financing activities:

The Company issued 250 shares of treasury stock to a third party for professional services during the nine months ending March 31, 1998.

A capital lease obligation of $647,000 was incurred when the Company entered into a capital lease for land and buildings. $400,000 was paid at the time of lease inception, resulting in a balance of $247,000 to be paid over 10 years.`

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments,which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1998 and the results of operations for the three month and nine month periods ended March 31, 1998 and 1997 and cash flows for the nine month periods ended March 31, 1998 and 1997. The results of operations and cash flows for the three months and nine months ended March 31,1998 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1997, filed on Form 10-K on October 14, 1997.

2.  NET LOSS PER SHARE

        Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period; common stock options have not been included since their inclusion would be antidilutive.

3.  NEW ACCOUNTING PRONOUNCEMENTS

        The Company accounts for net loss per common share in accordance with the provisions of Statement of Financial Accounting Standards No.128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Diluted EPS is still required. The Company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the three months ended March 31, 1998 and March 31, 1997 and the nine months ended March 31, 1998 and March 31, 1997 were $(0.28), $(0.34), $(0.64), and $(0.76), respectively, the same as reported EPS.

4.  INVENTORIES

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories were: :

                                                June 30, 1997   March 31, 1998
                                                ------------------------------

    Raw materials                                 $2,993,858      $1,950,368
    Work in process                                  547,468       1,569,562
    Finished products                              2,647,345         963,270
                                                  ----------      ----------
                                                   6,188,671       4,483,200
    Less: Reserve for obsolescence                   885,919         907,797
                                                  ----------      ----------
                                                  $5,302,752      $3,575,403
                                                  ----------      ----------

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

6.  COMMITMENTS and CONTINGENCIES

    a.  China Program

        In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in Changzhou, China, for the production and distribution in and from China of 2/3A lithium primary batteries. Changzhou Ultra Power Battery Co., Ltd, a company organized in China ("China Battery"), purchased from the Company certain technology, equipment, training and consulting services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6.0 million to the Company over the first two years of the agreement, of which approximately $5.6 million has been paid to date. The Company has been attempting to collect the balance due under this contract. China Battery has indicated that these payments will not be made until certain contractual issues have been resolved. Due to China Battery's questionable willingness to pay, the Company wrote off in fiscal 1997 the entire balance owed to the Company as well as the Company's investment aggregating $805,000. Since China Battery has not purchased technology, equipment, training or consulting services from the Company to produce batteries other than 2/3A lithium batteries, the Company does not believe that China Battery has the capacity to become a competitor of the Company. The Company does not anticipate that the manufacturing or marketing of 2/3A lithium batteries will be a substantial portion of its product line in the future. However, in December 1997, China Battery sent to the Company a letter demanding reimbursement of an unspecified amount of losses they have incurred plus a refund for certain equipment that the Company sold to China Battery. The Company has attempted to initiate negotiations to resolve the dispute. However, an agreement has not yet materialized. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim which, if successful, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that such a claim is without merit.

    b.  Legal Matters

        A company has filed a claim against the Company seeking amounts related to commissions and breach of good faith and fair dealings. The Company's counsel believes that an unfavorable outcome is unlikely in this matter.

            An individual has filed suit claiming the Company interfered with his opportunity to purchase Dowty Group, PLC (now the Company's U.K. subsidiary). The claim amounts to $25 million. The Company believes that the claim is without merit and the Company intends to vigorously defend its position. At this time, the outcome of this suit is uncertain. An unfavorable outcome of this suit may have a material adverse impact on the Company's financial position and results of operations.

            A company has alleged infringement of two patents concerning technology incorporated into the Company's rechargeable batteries. The Company's counsel has stated, in its opinion, an unfavorable outcome is remote.

7.  LONG TERM DEBT

        The Company has entered into a lease/purchase with respect to the building it now occupies and an adjacent building in Newark, New York, including surrounding land. Pursuant to the lease, the Company has delivered a down payment in the amount of $400,000 and is obligated to pay annual installments against the lease obligation as follows: $50,000 until December 2001, decreasing to approximately $28,000 for the period commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is entitled to purchase the facilities for $1.

8.  SUBSEQUENT EVENT

        Subsequent to March 31, 1998 the Company completed a public offering for 2,500,000 shares of common stock at a price of $12.50. Net proceeds were approximately $28,900,000 after deducting underwriting discounts and commissions and estimated offering expenses

    The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 1998 and 1997

Revenues. Total revenues were $4,381,000 for the three months ended March 31, 1997 ("third quarter 1997") compared to $3,460,000 for the three months ended March 31,1998 ("third quarter 1998"). Battery sales decreased from $4,141,000 in the third quarter 1998 to $3,065,000 in the third quarter 1998. The decline in battery sales was primarily due to lower sales in the Company's United Kingdom subsidiary where sales declined from $1,899,000 in the third quarter 1997 to $586,000 in the third quarter 1998. The decline in U.K. sales reflects the suspension of high rate and seawater battery manufacturing operations following the December 1996 fire and lower shipments of battery packages assembled for the British Ministry of Defense. Partially offsetting the shortfall from UK manufactured batteries was a gain in 9-volt battery sales which increased approximately 58% during the third quarter 1998 over the same period last year. The increase in 9-volt battery sales primarily reflects strong demand from smoke detector original equipment manufacturers. Technology contracts sales increased from $240,000 in the third quarter 1997 to $395,000 in the third quarter 1998. The increase in technology contracts sales reflects increased progress on programs that advance both primary and rechargeable battery technology.

      Cost of Products Sold. Cost of products sold decreased from $4,245,000 in the third quarter 1997 to $2,633,000 in the third quarter 1998. Cost of products sold as a percentage of sales decreased from approximately 97% of sales in the third quarter 1997 to 76% in the third quarter 1998. Cost of batteries sold decreased from $4,034,000, or 97% of sales, for the third quarter 1997 to $2,326,000, or 76% of sales, for the third quarter 1998. The decrease in cost of batteries sold as a percentage of revenue was principally the result of higher sales of 9-volt batteries combined with improved operating efficiencies and higher production levels of this product. Cost of products sold includes $703,000 of insurance proceeds received by Ultralife UK offsetting current overhead expenses resulting from lower production associated with suspended manufacturing operations due to the December 1996 fire. Technology contracts cost of sales increased from $211,000 in the third quarter 1997 to $306,000 in the third quarter 1998. As a percentage of sales, technology contracts cost of sales decreased from approximately 88% to approximately 78% in the third quarter 1998. The decrease in technology contract cost of sales as a percentage of revenue reflects a greater number of contracts to absorb overhead expenses.

Operating Expenses. Operating expenses increased $3,121,000 in the third quarter 1997 to $3,180,000 in the third quarter 1998. Of the Company's operating expenses, research and development expenses increased $1,234,000 from $946,000 in the third quarter 1997 to $2,180,000 in the third quarter 1998. Research and development expenses increased as a result of the Company's efforts to improve its production process and performance of its advanced rechargeable batteries. Selling, general and administration expenses remained relatively unchanged, decreasing $15,000 from $1,432,000 in the third quarter 1997 to $1,417,000 in the third quarter 1998. Selling, general and administration expenses include $144,000 of insurance proceeds offsetting incremental costs of operations relating to the December 1996 fire of Ultralife UK. Total operating expenses also decreased by $417,000 as a result of the receipt of insurance proceeds to replace assets previously written off, also due to the December 1996 fire in the UK.

Interest Income. Interest income decreased from $284,000 in the third quarter 1997 to $106,000 in the third quarter 1998. The decrease of interest income is the result of lower average balance invested since the Company used cash and investments to fund operations and capital equipment additions for high volume production of rechargeable batteries.

Net Losses. Net losses decreased $450,000 from $2,700,000 in the third quarter 1997 to $2,250,000 in the third quarter 1998, primarily as a result of the reasons described above.

Nine Months Ended March 31, 1998 and 1997

Revenues. Total revenues were $12,419,000for the nine months ended March 31, 1997 ("year to date 1997") to $12,458,000 for the nine months ended March 31, 1998 ("year to date 1998"). Battery sales decreased from $11,585,000 year to date 1997 to $10,638,000 year to date 1998. The decline in battery sales was primarily due to lower sales in the Company's U.K. subsidiary due to the suspension of high rate and seawater battery manufacturing operations following the December 1996 fire and lower shipments of battery packages assembled for the British Ministry of Defense. Sales of 9-volt batteries increased approximately 32% from year to date 1997 to year to date 1998 and partially offset the shortfall from U.K. manufactured batteries. Technology contract sales increased from $834,000 year to date 1997 to $1,821,000 year to date 1998. The increase in technology contract sales is primarily attributable to the Company's agreement with Mitsubishi Electric America to develop advanced rechargeable batteries for a new notebook computer.

Cost of Products Sold. Cost of products sold decreased from $11,865,000 year to date 1997 to $10,683,000 year to date 1998. Cost of products sold as a percentage of sales decreased from approximately 96% of sales year to date 1997 to 86% of sales year to date 1998. Cost of batteries sold decreased from $11,160,000, or 96% of sales, year to date 1997 to $9,117,000, or 86% of sales, year to date 1998. The decrease in cost of batteries sold as a percentage of sales was primarily the result of increased sales of 9 volt batteries combined with higher production volumes and improved operating efficiencies. Cost of products sold includes $1,628,000 of insurance proceeds received by Ultralife U.K. offsetting overhead expenses resulting from lower production associated with suspended manufacturing operations due to the December 1996 fire. Technology contracts cost of sales increased from $706,000, or 85% of sales, year to date 1997 to $1,567,000, or 86% of sales, year to date 1998. The increased technology contracts cost of sales primarily reflects an increase in the volume of work being performed year to date 1998.

Operating Expenses. Operating expenses decreased from $7,695,000 year to date 1997 to $7,362,000 year to date 1998. Of the Company's operating expenses, research and development expenses increased $2,210,000 from $2,733,000 year to date 1997 to $4,943,000 year to date 1998. Research and development expenses increased as a result of the Company's efforts to improve its production process and performance of its advanced rechargeable batteries. Selling, general and administration expenses declined $189,000 from $4,219,000 year to date 1997 to $4,030,000 year to date 1998. This decrease was primarily due to incremental costs of operations year to date 1997 in the U.K. following the December 1996 fire for which insurance proceeds had not yet been received. Insurance proceeds have been received in the current year to offset similar incremental costs that have amounted to $600,000 year to date 1998. Total operating expenses also decreased by $1,612,000 as a result of the receipt of insurance proceeds to replace assets previously written off due to the December 1996 fire in the U.K.

Interest Income. Interest income decreased from $1,085,000 year to date 1997 to $533,000 year to date 1998. The decrease in interest income is the result of lower average balances invested since the Company used cash and investments to fund operations and capital equipment additions primarily for high volume production of rechargeable batteries.

Net Losses. Net losses decreased $978,000 from $6,056,000, or $0.76 per share year to date 1997 to $5,078,000, or $0.64 per share year to date 1998 primarily as a result of the reasons described above.

Liquidity and Capital Resources

As of March 31, 1998 cash, cash equivalents and available for sale investments totaled $12,262,000. The Company used $565,000 of cash from operations during the nine months ended March 31, 1998. This is the net result of net losses and increased prepaid and other current assets year to date 1998 offset by depreciation expense, reductions in inventories and accounts receivable, and increased accounts payable and other current liabilities. Additionally, the Company spent $10,002,000 of cash year to date 1998 to purchase machinery and equipment, primarily for the expansion of facilities to produce rechargeable batteries and to reinstate the Company's UK subsidiary following the December 1996 fire.

Subsequent to March 31, 1998 the Company completed a public offering for 2,500,000 share of common stock at a price of $12.50. Net proceeds were approximately $28,900,000 after deducting underwriting discounts and commissions and estimated offering expenses.

The Company has a nominal amount of long-term debt associated with the lease/purchase agreement of the Company's Newark facility. A limited line of credit in the amount of $370,000 is maintained by Ultralife UK for short-term working capital requirements. However, with sales growth and expansion, the Company will explore normal working capital lines of credit. The Company's current financial position is adequate to support its financial requirements for the near future.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ULTRALIFE BATTERIES, INC.
                                               (Registrant)


   Date:  March 14, 1998         By:/s/ Bruce Jagid
                                   ----------------
                                        Bruce Jagid
                                        Chief Executive Officer


   Date:  March 14, 1998         By:/s/ Frederick F. Drulard
                                    ------------------------
                                        Frederick F. Drulard
                                        Vice President, Finance & Administration