Form 10-K
period 1998-06-30
ULTRALIFE BATTERIES INC
filed 1998-09-29
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998

Commission file number 0-20852

                            ULTRALIFE BATTERIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           16-1387013
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1350 Route 88 South, Newark, New York         14513
               (Address of principal executive offices)(Zip Code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. [ ]

      On September 24, 1998 the aggregate market value of the voting stock of Ultralife Batteries, Inc., held by non-affiliates of the Registrant was approximately $46,059,563 based upon the average of the high and low prices for such Common Stock as reported on the NASDAQ National Market System on September 24, 1998.

      As of September 24, 1998, the Registrant had 10,484,886 shares of Common Stock outstanding.

                      Documents Incorporated by Reference.

Part II Ultralife Batteries, Inc. Proxy Statement. With the exception of the items of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

PART I

      The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements as a result of various risks and uncertainties, some of which are discussed elsewhere in this report.

ITEM 1.  BUSINESS

General

      Ultralife Batteries, Inc. develops, manufactures and markets primary and rechargeable lithium batteries for use in a wide array of applications. The Company believes that its proprietary technologies allow the Company to offer batteries that are ultra-thin, lightweight and generally achieve longer operating time than competing batteries currently available. To date, the Company has focused on manufacturing a family of lithium primary batteries for consumer and industrial applications which it believes is one of the most comprehensive lines of lithium primary batteries commercially available. The Company has been focusing on the commercialization of its advanced rechargeable batteries which are based on its proprietary lithium-ion solid-polymer technology and are integrated into consumer electronic applications such as portable computers and cellular telephones. The Company believes that its advanced rechargeable batteries are the only solid-polymer lithium batteries currently being manufactured and sold for commercial use.

      The global small cell rechargeable batteries market was approximately $3.7 billion in 1997 and is expected to grow to $6.1 billion by 2001. The widespread use of a variety of portable consumer electronics such as notebook computers and cellular telephones has resulted in large and growing markets for rechargeable batteries. These electronic products are placing increasing demands on existing battery technologies to deliver greater amounts of energy through efficiently designed, smaller and lighter batteries. In some cases, current battery capabilities are a major limitation in the development of next generation electronic products. The Company believes that its proprietary lithium-ion solid-polymer technology provides substantial benefits over other available rechargeable battery technologies. In addition, the Company's proprietary technology, which does not utilize lithium metal or a liquid electrolyte, provides performance and safety characteristics superior to other lithium rechargeable batteries currently available.

      The Company has been manufacturing its advanced rechargeable batteries since March 1997. The Company also manufactures and markets a family of lithium-manganese dioxide primary batteries in 9-volt and 3-volt sizes to original equipment manufacturers ("OEM") and consumer markets, high rate lithium batteries in C, 1 1/4C and D sizes to specialized industrial markets, custom Thin Cell(TM) batteries and silver-chloride sea water batteries. The Company also provides research and development services to government agencies and other third parties pursuant to technology contracts.

History

      The Company was formed in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to the 9-volt lithium-manganese dioxide battery that was developed and manufactured by Kodak. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications which were incorporated into the Company's 9-volt battery, resulting in a battery with improved performance and shelf life. The Company then expanded its operations by the acquisition in June 1994 by its subsidiary, Ultralife Batteries (UK) Ltd., of certain assets of Dowty Group PLC ("Dowty"). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high rate lithium and sea water batteries and highly skilled scientists with significant expertise in lithium battery technology. The customer base of Ultralife UK was further expanded by the acquisition of certain assets of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co. ("Hoppecke") in July 1994. The Company has developed a wide array of products based on combining technology developed by the Company's research and development personnel and assets acquired from Kodak, Dowty and Hoppecke as well as various technology licenses.

      Since its inception, the Company has concentrated significant resources on research and development activities primarily related to its lithium-ion solid-polymer rechargeable battery. The Company commenced production of its advanced rechargeable batteries in limited quantities for an OEM using a low volume production line which includes manual operation. High volume custom-designed equipment has been installed and is being tested to ramp up production of rechargeable batteries to full operation.

      As used in this Report, unless otherwise indicated the terms "Company" and "Ultralife" include the Company's wholly-owned subsidiary, Ultralife UK Ltd. For purposes of presentation in this report except for the consolidated financial statements herein or data derived therefrom, contract terms or other amounts expressed originally in British pounds sterling are set forth herein in U.S. dollars at the rate of (pound) 1.00 to $1.65.

Technology

      A battery is an electrochemical apparatus used to store energy and release it in the form of electricity. The main components of a conventional battery are the anode, the cathode, the separator and an electrolyte, which can be either a liquid or a solid. The separator acts as an electrical insulator, preventing electrical contact between the anode and cathode inside the battery. Upon discharge of the battery, the anode supplies a flow of electrons, known as current, to a load or device outside of the battery. After powering the load, the electron flow reenters the battery at the cathode. As electrons flow from the anode to the device being powered by the battery, ions are released from the cathode, cross through the electrolyte and react at the anode.

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

      Three important parameters for describing the performance characteristics of a rechargeable battery suited for today's portable electronic devices are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today's electronic devices. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer-lasting power sources providing longer operating time and necessitating fewer battery recharges. Lithium batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably-sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge power many times before noticing a difference in performance.

Products

Ultralife's Advanced Rechargeable Battery

      The Company's advanced rechargeable battery is based on its proprietary lithium-ion solid-polymer technology. The battery is composed of ultra-thin and flexible components including a lithiated manganese dioxide cathode, a carbon anode and a solid-polymer electrolyte. The Company believes that users of portable consumer electronic products such as notebook computers and cellular telephones are seeking smaller and lighter products that require less frequent recharges while providing the same energy. The Company believes that its technology is attractive to OEMs of such products since the use of a flexible solid-polymer electrolyte, rather than a liquid electrolyte, reduces the battery's overall weight and volume, and allows for increased design flexibility in conforming batteries to the variety of shapes and sizes required for portable consumer products. In addition to its high energy density and long cycle life, the Company's lithium-ion solid-polymer battery is not subject to the memory effect common in certain other rechargeable batteries. The following table sets forth the performance characteristics of the three rechargeable battery technologies that the Company believes represents its most significant current competition.

Comparison of Prismatic Rechargeable Battery Technologies


Technology                                    Wh/kg       Wh/l     Cycle Life(1)   Safety   Minimum Cell
----------                                    -----       ----     -------------   ------   Thickness(mm)
                                               Energy Density                               ------------
                                               --------------
Nickel-cadmium (2)                            40-55      100-150            500     Safe          8
Nickel-metal hydride (2)                      50-60      155-185            500     Safe          6
Lithium-ion liquid electrolyte(2)(3)         68-110      200-250           >500    Concern        6
Ultralife lithium-ion solid-polymer (4)     100-120      200-250           >500     Safe          1

(1) Cycle life to 80% of rated capacity and 100% depth of discharge, at approximately the

      C  rate  (1  hour  discharge   cycle).   Certain   batteries  may  achieve
      significantly higher cycle life at longer discharge rates.

(2) Data compiled from industry sources and sales literature of other battery manufacturers or derived therefrom by the Company.

(3)   Cycle life data based on C/5 rate (5 hour discharge cycle).

(4)   Based on the Company's tests.

      Energy density refers to total amount of electrical energy stored in a battery divided by the battery's weight and volume as measured in watt-hours per kilogram and watt-hours per liter, respectively. High energy density and long achievable cycle life are important characteristics for comparing rechargeable battery technologies. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Accordingly, greater energy density will enable the use of smaller and lighter batteries with energy comparable to those currently marketed. Long achievable cycle life, particularly in combination with high energy density, is suitable for applications requiring frequent battery rechargings, such as cellular telephones and portable computers.

      In addition to the performance advantages described above, there is a significant difference between the rechargeable batteries which are based on the lithium-ion liquid electrolyte technology and the technology used in the
Company's advanced rechargeable batteries. Liquid lithium-ion cells use a flammable liquid electrolyte that is contained within a cylindrical or prismatic metal housing. Under abusive conditions, where external temperatures are extremely high, significant pressure may build within these cells which can cause these cells to vent and release liquid electrolyte into the high-temperature environment. If temperatures are high enough, flames can result. The Company's advanced rechargeable batteries utilize a solid polymer electrolyte that has no liquid and thus cannot leak. Moreover, because the electrolyte is solid, the Company cells do not require a metal housing. Rather, they are packaged within a thin foil laminate. The Company further believes that its cells will perform safely under the same abusive conditions that could cause a flame from liquid lithium-ion cells. The Company's rechargeable cells have passed each of the following safety tests: UL 1950, IEC 950, CSA 950 and the Japan Storage Batteries Association Guideline for Safety Evaluation of Lithium Cells.

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

                   Comparison of Primary Battery Technologies


Technology                                   Energy Density       Discharge   Shelf Life       Operating
----------                                   --------------        Profile      (years)       Temperature
                                                                   -------      -------     Range ((degree)F)
                                                                                            -----------------
                                             Wh/kg       Wh/l
                                             -----       ----
 9-Volt Configurations:

Carbon-zinc (1)                               22          40       Sloping       1 to 2        23 to 113
Alkaline (1)                                  65         143       Sloping       4 to 5        -4 to 130
Ultralife lithium-manganese dioxide (2)       262        406        Flat        up to 10      -40 to 160


 High Rate Cylindrical: (3)

Alkaline (1)                                  59         160       Sloping       4 to 5        -4 to 130
Lithium-sulfur dioxide (1)(4)                 260        430        Flat           10         -40 to 160
Lithium thionyl-chloride (2)(4)             250-300    650-700      Flat           10         -40 to 160
Ultralife lithium-manganese dioxide (2)       228        510        Flat           10         -40 to 160

(1) Data compiled from industry sources and sales literature of other battery manufacturers or derived therefrom by the Company.

(2)   Results of tests conducted by the Company.

(3)   Data for equivalent D-size cells.

(4) The Company believes that these batteries are limited in application due to health, safety and environmental risks associated therewith.

      Energy density refers to the total amount of electrical energy stored in a battery divided by the battery's weight and volume, as measured in watt-hours per kilogram and watt-hours per liter, respectively. Higher energy density translates into longer operating times for a battery of a given weight or volume and, therefore, fewer replacement batteries. Discharge profile refers to the profile of the voltage of the battery during discharge. A flat discharge profile results in a more stable voltage during discharge of the battery. High temperatures generally reduce the storage life of batteries, and low temperatures reduce the battery's ability to operate efficiently. The inherent electrochemical properties of lithium batteries result in improved low temperature performance and an ability to withstand relatively high temperature storage.

      The Company's primary battery products are based on lithium-manganese dioxide technology. The materials used in, and the chemical reactions inherent to, the Company's lithium batteries provide significant advantages over currently available primary battery technologies which include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles which provide stable power. Conventional primary batteries, such as alkaline batteries, have sloping voltage profiles, which result in decreasing power outage during discharge. While the price for the Company's lithium batteries is generally higher than commercially available alkaline batteries produced by others, the Company believes that the increased energy per unit of weight and volume of its batteries will allow longer operating time and less frequent battery replacements for the Company's targeted applications. Therefore, the Company believes that its primary batteries are price competitive with other battery technologies on a price per watt hour basis.

      9-Volt Lithium Battery. The Company's 9-volt lithium battery delivers a unique combination of high energy density and stable voltage which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While the Company's 9-volt battery's price is generally higher than conventional 9-volt carbon-zinc and alkaline batteries, the Company believes the enhanced operating performance and decreased costs associated with battery replacement make the Ultralife 9-volt battery more cost effective than conventional batteries on a cost per watt-hour basis.

      The Company currently markets its 9-volt lithium battery to consumer retail and OEM markets, including manufacturers of safety and security systems such as smoke alarms, medical devices and other electronic instrumentation. The Company believes that approximately 10% of the 220 million 9-volt batteries sold in the U.S. in 1997 were sold to OEMs. Applications for which the Company's 9-volt lithium battery are currently sold include:

Safety and Security Equipment    Medical Devices           Specialty Instruments

Smoke alarms                    Bone growth stimulators    Garage door openers
Wireless alarm systems          Telemetry equipment        Electronic meters
Tracking devices                Portable blood analyzers   Hand-held scanners
Transmitters/receivers          TENS units                 Wireless electronics

      The Company currently sells its 9-volt battery to Fyrnetics, Inc., Maple Chase, and First Alert(R) for long life smoke alarms, to Hewlett Packard, Siemens Medical Systems, Inc. and i-STAT Corp. for medical devices and to ADEMCO and Interactive Technologies, Inc. for security devices. Fyrnetics, Inc. and Maple Chase have recently introduced long life smoke alarms powered by the Company's 9-volt lithium battery, offered with a limited 10 year warranty. The Company also manufactures its 9-volt lithium battery under private label for Eveready, Sonnenschein Lithium GmbH and Telenot in Germany and Uniline in Sweden. Additionally, the Company has introduced its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Sears, Radio Shack, Fred Meyer, Inc., TruServ, Ace Hardware and a number of catalogues.

      The Company believes that its 9-volt lithium battery market has expanded as a result of a state law recently enacted in Oregon. The Oregon statute requires that, as of January 1, 1998, all battery-operated smoke alarms sold in that state must include a 10-year battery. Similar legislation has been recently proposed in New York State that would also require all smoke alarms operated solely by a battery to include a battery warranted to last 10 years. The Company believes that it manufactures the only standard size 9-volt battery warranted to last 10 years when used in smoke alarms.

      High Rate Lithium Batteries. Ultralife UK, the Company's wholly-owned subsidiary based in Abingdon, England, markets a wide range of high rate primary lithium batteries in various sizes and voltage configurations. The Company currently manufactures C, 1/4C and D size high rate lithium batteries which are sold and packaged into multi-cell battery packs. The Company believes that its high rate lithium C, 1/4C and D primary batteries, based on its proprietary lithium-manganese dioxide technology, are the most advanced high rate lithium batteries currently available. The Company also markets high rate lithium batteries under private label in other sizes and voltage configurations in order to offer a more comprehensive line of batteries to its customers.

      The Company currently markets its line of high rate lithium batteries to the OEM market for industrial applications, including military use. The main OEM applications are SAR (Search & Rescue), oil industry, pipeline monitoring equipment, utility meters, oceanographic, remote switching and portable equipment. The main military applications are manpack radios, night vision equipment, chemical agent monitors and missile power supplies.

      The Company estimates the market for high rate lithium batteries was $75 million in 1996. Although this market has been dominated by lithium thionyl-chloride, lithium-sulfur dioxide and liquid cathode batteries, there is an increasing market share taken by the lithium-manganese dioxide and solid cathode due to their improved performance and safety. The Company increased its sales of the high rate lithium-manganese dioxide batteries from $2.3 million in 1995 to $3.1 million in 1996 and expected a similar increase in 1997 prior to a fire in December 1996 that severely damaged its UK manufacturing facility and caused the temporary interruption of the production of these batteries. Repairs of the production facilities have been completed. The Company believes that its high rate lithium-manganese dioxide batteries offer a combination of performance, safety and environmental benefits which will enable it to effectively penetrate this market.

      Sea Water Batteries. The Company produces a variety of sea water batteries based on magnesium-silver chloride technology. Sea water batteries are custom designed and manufactured to end user specifications. The batteries are activated when placed in salt water, which acts as the electrolyte allowing current to flow. The Company manufactures sea water batteries at the Abingdon, England facility and markets them to naval and other specialty OEMs. However, due to the fire which damaged this manufacturing facility, the Company temporarily interrupted its production of sea water batteries in December 1996 and only recently resumed production of sea water batteries.

      BA-5372 Battery. The Company's BA-5372 battery is a cylindrical 6-volt lithium-manganese dioxide battery which is used for memory back-up in specialized mobile communication equipment. The Company's BA-5372 battery offers a combination of performance features suitable for military applications including high energy density, light weight, long shelf life and ability to operate in a wide temperature range.

      The Company was awarded a $1.5 million contract by the U.S. Department of Defense to produce the BA-5372 lithium battery in 1995. Pursuant to the production contract, the U.S. Government exercised options to purchase additional BA-5372 batteries aggregating $2.5 million.

The Company completed production under this contract in December 1997.

      Thin Cell Battery. The Company has developed a line of lithium-manganese dioxide primary batteries which the Company calls its Thin Cell batteries. The Thin Cell batteries are flat, light weight, flexible and can be manufactured to conform to the shape of the particular application. The Company is currently offering three configurations of the Thin Cell battery which range in capacity from 120 milliampere-hours to 1,000 milliampere-hours. The Company is currently marketing these batteries to OEMs for applications such as identification tags, computer access cards and personal communication devices.

      3-Volt Lithium Battery. The Company has developed and is producing a 3-volt lithium-manganese dioxide battery based on the technology and physical configuration of the 9-volt lithium battery. By configuring the three 3-volt cells in parallel, rather than in a series as in the 9-volt battery, the Company is able to produce a 3-volt battery which it believes offers the highest energy density for a commercially available 3-volt battery. The high energy density makes it suitable for applications requiring high current pulses, such as radio transmitters and receivers, and remote utility meter reading systems. The Company currently sells its 3-volt lithium batteries to Dayton-Granger, Inc. for emergency beacons for commercial aircraft.

Sales and Marketing

      The Company sells its current products directly to OEMs in the U.S. and abroad and has contractual arrangements with 22 sales representatives who market the Company's products on a commission basis in particular areas. The Company also distributes its products through 30 distributors in the U.S. and 29 distributors internationally that purchase batteries from the Company for resale. The Company employs a staff of sales and marketing personnel in the U.S., England and Germany including a vice president of sales, a director of marketing, a marketing advertising manager, a European sales director, a U.K. sales and marketing manager, a Far East sales director, an applications engineer, an industrial sales manager for OEM customers and managers who are responsible for particular markets such as retail sales and audio/visual/security/medical sales. These managers are responsible for direct sales, supervising the sales representatives and distributors, and other sales and marketing and distribution activities. The Company operates on a purchase order basis and has a number of long-term sales contracts with customers.

      The Company has initially targeted sales of its advanced rechargeable batteries to manufacturers of portable consumer electronics products. The Company also intends to enter into contractual arrangements with distributors in the U.S. and abroad to purchase rechargeable batteries from the Company for resale to the after-market using distributor channels established with the Company's primary batteries.

      The Company plans to expand its marketing activities as part of its strategic plan to increase sales of its rechargeable batteries to manufacturers of cellular telephones, notebook computers and new electronic portable devices.

      The Company has targeted sales of its primary batteries to manufacturers of security and safety equipment, medical devices and specialty instruments. The Company's primary strategy is to develop marketing alliances with OEMs that utilize its batteries in their products, commit to cooperative research and development or marketing programs and recommend the Company's products for replacement use in their products. The Company is addressing these markets through direct contact by its sales and technical personnel, use of sales representatives and stocking distributors, manufacturing under private label and promotional activities. The Company's warranty on its products is limited to replacement of the product. The Company seeks to capture a significant market share for its products within its initially targeted OEM markets, which the Company believes, if successful, will result in increased product awareness and sales at the end-user or consumer level. The Company is also selling the 9-volt battery to the consumer market through limited retail distribution. Ultralife UK targets the industrial markets through direct sales and the efforts of its distributors.

      In fiscal 1998, one customer Fyrnetics, Inc. accounted for approximately $2 million of sales, which amounted to approximately 12% of total revenues of the Company. The Company believes that the loss of Fyrnetic's business would have a material adverse effect on the Company. The Company believes that sales of its 9-volt batteries for smoke alarms typically increase in October, because October is "Fire Prevention Month", and at the end of its third quarter as consumers tend to replace their batteries at the end of winter. The Company has not marketed its advanced rechargeable batteries for a sufficient period to determine whether these OEM or consumer sales are seasonal.

      The Company's sales are executed primarily through purchase orders with scheduled deliveries on a weekly or monthly basis. Prior to calendar 1998, the Company's backlog was not material. Starting early in calendar 1998, orders for the company's 9-volt battery started increasing more rapidly than anticipated. Although the Company started to increase production of these batteries, it was unable to increase production as rapidly as the orders were received. As a result, the Company built up a backlog of approximately 1,000,000 9-volt batteries by the end of fiscal 1998. The Company expects to fill approximately 70% of the fiscal 1998 backlog by the end of the first quarter of fiscal 1999.

Patents, Trade Secrets and Trademarks

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

      The Company holds patents covering 16 inventions in the U.S. and foreign countries, including a number of patents acquired with the purchase of Dowty, and has five patent applications pending. The Company also pursues foreign patent protection in certain countries. The Company's patents protect technology which makes automated production more cost-effective and protect important competitive features of the Company's products. However, the Company does not consider its business to be dependent on patent protection.

      The Company's research and development in support of its advanced rechargeable battery technology and products is currently based, in part, on non-exclusive technology transfer agreements. The Company made an initial payment for such technology and is required to make royalty and other payments for products which incorporate the licensed technology. The license continues for the respective unexpired terms of the patent licenses, and continues in perpetuity with respect to other licensed technical information.

      All of Company's employees in the U.S. and all the Company's employees involved with the Company's technology in England are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by the Company. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for a period of one year thereafter. There can be no assurance that these agreements will be enforceable by the Company.

      Ultralife(R) is a registered trademark of the Company. The Company has recently settled an opposition in the Trademark Trial and Appeal Board brought by a third party in which the third party claims to produce, distribute and sell vehicle batteries, power supplies and related accessories, products and services using the mark Ultralife. Under the settlement in principle, the Company paid $17,500 to the third party. The papers dismissing the opposition were filed with the U.S. Trademark Office and all rights under the mark were assigned to the Company.

Manufacturing and Raw Materials

      The Company manufactures its products from raw materials and component parts that it purchases. The Company has obtained ISO 9001 certification for its lithium battery manufacturing operations in both Newark, New York and Abingdon, England. The Company's Newark facility has the capacity to produce approximately nine million 9-volt batteries per year.

      The Company's production line of advanced rechargeable batteries consists of an automated coating machine and a manual assembly and packaging line. In December 1997 a custom-made automated assembly machine was delivered which has been installed and is being tested. In February 1998, a custom-made automated packaging and sealing machine was delivered which has been installed and is being tested. Pursuant to the Company's agreement with the manufacturer of this production line, the manufacturer is prohibited from manufacturing another production line that replicates 20% or more of the components comprising the production line delivered to the Company. The Company is in the process of ramping up production of its advanced rechargeable batteries while integrating this new equipment to achieve full operation. The Company intends to further expand its production capacity by installing additional automated equipment at its Newark, New York facility and adding automated assembly equipment at its Abingdon, England facility and by establishing a third production facility which is likely to be located in Asia.

      The manufacturing facility in Abingdon, England has been repaired following a fire in December 1996. The Company expects the plant to be capable of producing an average of one million high rate lithium batteries per year. The facility also has research and development laboratories as well as areas for the manufacture of sea water batteries and the packaging of multi-cell battery packs.

      The Company utilizes lithium foil as well as other metals and chemicals to manufacture its batteries. Although the Company knows of only three suppliers that extrude lithium into foil and provide such foil in the form required by the Company, it does not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities it requires. Certain materials used in the Company's products are available only from a single source or a limited number of sources. Additionally, the Company may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although the Company believes that alternative sources are available to supply materials that could replace materials it uses and that, if necessary, the Company would be able to redesign its products to make use of an alternative, any interruption in its supply from any supplier that serves currently as the Company's sole source could delay product shipments and adversely affect the Company's financial performance and relationships with its customers. Although the Company has experienced interruptions of product deliveries by sole source suppliers, none of such interruptions has had a material effect on the Company. All other raw materials utilized by the Company are readily available from many sources.

Research and Development

      The Company  conducts  its research and  development  in both Newark,  New
York, and Abingdon, England. The Company is directing its research and development efforts toward design optimization of rechargeable batteries, Thin Cells and 3-volt batteries. Each of those batteries has a broad range of potential applications in consumer, industrial and military markets including cellular telephones, portable computers and cameras. No assurance can be given that such efforts will be successful or that the products which result will be marketable.

      During the years ended June 30, 1998, 1997, and 1996, the Company expended approximately $6,651,000, $3,413,000, and $2,671,000 respectively, on research and development. The Company currently expects that research and development expenditures will moderate as it continues to advance its technology and develop new products, seeks to fund part of its research and development effort on a continuing basis from both government and non-government sources.

      The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has successfully completed the initial and second phase of a government-sponsored program to develop new configurations of the Company's BA 5590 thin cell primary battery. The Company was also awarded an additional cost sharing SBIR Phase III contract for the development of the BA 5590 thin cell primary battery. The contract provides that these batteries will be developed and produced in small quantities. The BA 5590 is the most widely used battery power source for the U.S. Army and NATO communications equipment.

Battery Safety; Regulatory Matters; Environmental Considerations

      Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use. The Company's rechargeable cells have passed each of the following safety tests: UL 1950, IEC 950, CSA 950 and the Japan Storage Batteries Association Guideline for Safety Evaluation of Lithium Cells. However, the Company's primary battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. Fires occurred in August 1991, and August 1997, at the Company's Newark, New York, facility. In July 1994, September 1995, and December 1996, fires also occurred at the Company's Abingdon, England, facility. Based upon information the Company received from the police, the December 1996 fire has been attributed to arson. However, the Company is not aware of any convictions. With the exception of the December 1996 fire, each of these fires temporarily interrupted certain manufacturing operations in a specific area of the facility. Since the

December 1996 fire, the Company has been receiving insurance proceeds compensating the Company for loss of its plant and machinery, leasehold improvements, inventory and business interruption. The Company's insurance policy covers the Company for losses associated with business interruption until May 1998. The December 1996 fire caused an interruption in all manufacturing operations of the Abingdon, England facility. The Company believes that it has adequate fire insurance, including business interruption insurance, to protect against fire hazards in its facilities.

      Since lithium metal reacts with water and water vapor, certain of the Company's manufacturing processes must be performed in a controlled environment with low relative humidity. Each of the Company's facilities contains dry rooms as well as specialized air drying equipment.

      The Company's 9-volt battery is designed to conform to the dimensional and electrical standards of the American National Standards Institute and the 9-volt battery, 3-volt battery are recognized under the Underwriters Laboratories, Inc. Component Recognition Program.

      The transportation of batteries containing lithium metal is regulated by the International Air Transportation Association ("IATA") and, in the U.S., by the Department of Transportation, as well as by certain foreign regulatory agencies that consider lithium metal a hazardous material. The Company currently ships its products pursuant to IATA regulations and ships the 9-volt battery in accordance with Department of Transportation regulations.

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

      In connection with the Company's purchase/lease of its Newark, New York facility, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil around one of the Company's buildings. The Company has retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000, however, there can be no assurance that this will be the case. In February 1998, the Company entered into an agreement with a third party which provides that the Company and the third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent of the cost associated with remediating the environmental concern. There can be no assurance that the Company will not face claims resulting in substantial liability which would have a material adverse effect on the Company's business, financial condition and results of operations in the period in which such claims are resolved.

Competition

      Competition in the battery industry is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. The Company competes against companies producing lithium batteries as well as other primary and rechargeable battery technologies. The Company competes on the basis of design flexibility, performance and reliability. There can be no assurance that the Company's technology and products will not be rendered obsolete by developments in competing technologies which are currently under development or which may be developed in the future or that the Company's competitors will not market competing products which obtain market acceptance more rapidly than those of the Company.

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

Employees

      As of September 24, 1998, the Company employed 401 persons: 76 in research and development, 275 in production and 50 in sales, administration and management. Of the total, 340 are employed in the U.S. and 61 in England. In addition, U.S. operations uses a temporary agency primarily for entry level production workers, on a regular basis. As of September 24, 1998, the Company was under contract for 74 production workers. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

      The Company occupies under a lease/purchase agreement approximately 110,000 square feet in a facility located in Newark, New York. The Company leases approximately 30,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. The Company's corporate headquarters are located in the Newark facility. The Company also maintains a sales office in Montvale, New Jersey. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. The Company entered into a lease/purchase agreement with the local county authority in March 1998 with respect to its 110,000 square foot factory in Newark, New York which provides more favorable terms and reduces the expense for the lease of the facility. The lease also includes an adjacent building to the Company's current facility estimated to encompass approximately 140,000 square feet and approximately 65 acres of property. Pursuant to the lease, the Company has delivered a down payment in the amount of $400,000 and is obligated to pay the local governmental authority annual installments in the amount of $50,000 until December 2001 decreasing to approximately $28,000 for the period commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is entitled to purchase its facility for the purchase price of $1.

      In connection with the acquisition by the Company's subsidiary, Ultralife UK, of certain assets and liabilities from Dowty in June 1994, it was provided that Dowty would cause the lease for Dowty's UK facility, located in Abingdon, England, to be assigned to the Company's subsidiary, Ultralife UK. After some delay, this assignment was recently accomplished. The term of the lease as recently extended continues until May 10, 2004. It currently has an annual rent of $200,000 and is subject to review every five years based on current real estate market conditions.

ITEM 3.  LEGAL PROCEEDINGS

      In December 1996, Aerospace Energy System, Inc. ("Aerospace") commenced an action in the United States District Court for the District Court of Utah against the Company alleging that it is owed commissions in excess of $50,000 for sales made on behalf of the Company and $100,000 for the Company's alleged breach of its duty of good faith and fair dealings. The Company believes that Aerospace is not the party that made such sales for which it claims it is owed commissions. Although Aerospace has been deposed it has not articulated any grounds for its claim of $100,000 for the Company's alleged breach of its duty of good faith and fair dealing.

      In May 1997, William Boyd, the principal of Aerospace, and Leland J. Coleman commenced an action against the Company and Loeb Partners Corporation ("Loeb"), an investment firm, in the U.S. District Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty and that the Company tortiously interfered with their contract and business opportunity. The Company believes the claim against it, for $25 million, is without merit.

      In September 1997, a legal action was commenced by Eveready in the Northern District Court of Ohio, Eastern Division, alleging infringement of two patents, U.S. Patent No. 4,246,253 and U.S. Patent No. 4,312,930. The first of these patents had six months before it expired and the second approximately ten months. The Company cross-claimed against the corporation that licensed the technology at issue to the Company. The license concerned certain technology incorporated in the Company's rechargeable batteries. In May of 1998, the action was settled. Terms of the settlement included purchase of the licensed technology by the Company from Eveready for $350,000 and dismissal of the action against the corporation that licensed the technology at issue to the Company.

      In August 1998, the Company, its Directors, certain of its officers, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by a stockholder, purportedly on behalf of a class of stockholders, alleging that defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's common stock. The complaint alleges that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's common stock at artificially inflated prices and were damaged thereby. The Company believes that the litigation is without merit and intends to defend it vigorously. This litigation has just been commenced and the amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      On June 25, 1998 the Company held a special shareholder's meeting to increase the number of shares of common stock authorized from 12,000,000 shares to 20,000,000. Shareholders approved the proposed increase 8,722,405 for, 28,954 against, and 187,938 abstained.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

Market Information

      The Company's Common Stock is included for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ULBI."

         The following table sets forth the quarterly high and low sales prices of the Company's Common Stock during the Company's last two fiscal years:

                                                              Sales Prices
                                                            High         Low
                                                            ----         ---
Fiscal Year 1997
Quarter ended September 30, 1996.....................      $15.25       $10.75
Quarter ended December 31, 1996......................       13.75         7.50
Quarter ended March 31, 1997.........................       12.25         7.88
Quarter ended June 30, 1997 .........................       13.00         7.38


Fiscal Year 1998
Quarter ended September 30, 1997.....................      $20.38       $10.38
Quarter ended December 31, 1997......................       20.38        13.13
Quarter ended March 31, 1998.........................       16.88        14.00
Quarter ended June 30, 1998..........................       15.25         7.50

Holders

      As of September 24, 1998, there were 153 holders of record of the Company's Common Stock. Based upon conversations with brokers, management of the Company believes that there are more than 300 beneficial holders of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA
                 (Dollars in Thousands, Except Per Share Amounts)

Statement of Operations Data:

                                                        Year Ended June 30,
                                    --------------------------------------------------------
                                      1994        1995        1996        1997        1998
                                    --------    --------    --------    --------    --------
Revenues:
 Battery sales                      $  2,890    $ 11,213    $ 12,623    $ 14,765    $ 14,063
 Technology contracts                  2,424       3,430       2,478       1,176       2,328
                                    --------------------------------------------------------
Total Revenues                         5,314      14,643      15,101      15,941      16,391
Cost of products sold:
 Battery costs                         3,168      10,900      12,317      13,880      12,558
 Technology contracts                  1,781       3,017       1,954       1,238       1,964
                                    --------------------------------------------------------
Total cost of products sold            4,949      13,917      14,271      15,118      14,522
                                    --------------------------------------------------------
Gross profit                             365         726         830         823       1,869
Research and development
 expenses                              1,481       1,542       2,671       3,413       6,651
Selling, general and
 administrative expenses               2,879       4,263       4,993       5,218       5,790

Loss (gain) on fires                    --          --           352         (56)     (2,697)
Loss on China development program       --          --          --           805        --

Interest income                          836       1,722       2,017       1,352         888
Gain on sale of securities              --          --         1,930        --          --
Miscellaneous                             22         (35)       --           (41)        (33)
                                   ---------------------------------------------------------
Loss before income taxes              (3,137)     (3,392)     (3,239)     (7,246)     (7,020)
Income taxes                            --          --          --          --          --
                                   ---------------------------------------------------------
Net loss                            $ (3,137)   $ (3,392)   $ (3,239)   $ (7,246)   $ (7,020)
                                   =========================================================
Net loss per common share           $  (0.57)   $  (0.50)   $  (0.41)   $  (0.91)   $  (0.84)
                                   =========================================================
Weighted average number
 of shares outstanding             5,498,749   6,747,374   7,814,302   7,923,022   8,338,374
                                   =========================================================

Balance Sheet Data:

                                                         As of June 30,
                                    --------------------------------------------------------
                                      1994        1995        1996        1997        1998
                                    --------    --------    --------    --------    --------
Cash and
 available-for-sale securities      $ 21,928    $ 27,398    $ 35,069    $ 22,158    $ 35,688
Working capital                       23,020      32,705      44,666      27,206      37,745
Total assets                          30,078       6,259      60,633      51,395      75,827
Total long-term debt                    --          --          --          --           197
Stockholders' equity                  27,554      57,957      56,435      46,763      68,586

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

      The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements.

      The following discussions and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

General

      The Company develops, manufactures and markets primary and rechargeable lithium batteries for use in a wide array of applications. Recently, the Company has been focusing on the commercialization of its advanced rechargeable batteries which are based on its proprietary lithium-ion solid-polymer technology and are integrated into consumer electronic applications such as portable computers and cellular telephones. The Company believes that its advanced rechargeable batteries are the only solid-polymer lithium batteries that have been manufactured and sold for commercial use. The Company intends to increase its production capacity of advanced rechargeable batteries in order to supply OEMs and the after-market for consumer replacement of batteries in electronic devices.

      The Company was formed in December 1990. In March 1991, the Company acquired certain technology and assets from Kodak relating to the 9-volt lithium-manganese dioxide battery. The Company then expanded its operation by its acquisition by its subsidiary, Ultralife Batteries (UK) Ltd., in June 1994 of certain assets of Dowty in Abingdon, England. The customer base of Ultralife UK was further expanded by the acquisition of assets of Hoppecke in July 1994. Since revenues and expenses of Ultralife UK are paid in British pounds sterling, the Company's results of operations are not materially affected by changes in currency fluctuations.

      In December 1996, a fire occurred at the Company's Abingdon, England facility, which caused extensive damage to the manufacturing facilities. Since the December 1996 fire, the Company has been receiving insurance proceeds compensating the Company for loss of its plant and machinery, leasehold improvements, inventory and business interruption. Sales of high rate and sea water batteries have been significantly reduced over the past 18 months, however, the Company's insurance policy covers losses associated with business interruption until May 1998. If insurance proceeds relate to reimbursement for destroyed assets, the proceeds are reflected as "gain on fire" on the statement of operations. If the insurance proceeds relate to reimbursement of excess costs of working (such as rental of temporary space, telephones, vehicles/transportation to move to the temporary site, et cetera), such proceeds are recorded as a reduction to selling, general and administrative expenses. If the insurance proceeds relate to reimbursement for normal overhead costs related to lower production volumes resulting from the fires, such proceeds are recorded as an offset to cost of sales. Insurance proceeds received by the Company may exceed recorded losses.

      The Company has incurred net operating losses primarily as a result of funding research and development activities, and to a lesser extent manufacturing and general and administrative costs. To date, the Company has devoted a substantial portion of its resources to the research and development of its products and technology, particularly its proprietary lithium-ion solid-polymer technology. The Company expects its operating expenses to increase as it expands production activities. The Company's results of operations may vary significantly from quarter to quarter depending upon the number of orders received, technology contracts entered into and the pace of the Company's research and development activities.

                                                      Year Ended June 30,
                                                        (in thousands)

Total Revenues by Business Segment:             1996        1997         1998
                                              --------    --------     --------

Battery sales                                 $ 12,623    $ 14,765     $ 14,063
Technology contracts                             2,478       1,176        2,328

Total revenues                                $ 15,101    $ 15,941     $ 16,391

 Net Income (Loss) by Business Segment:

Batteries                                     ($ 5,010)   ($ 5,261)    ($ 4,602)
Technology contracts                               524         (62)         220
All Other                                        1,247      (1,923)      (2,638)

Net loss                                      ($ 3,239)   ($ 7,246)    ($ 7,020)

Results of Operations

Fiscal  Year Ended June 30,  1998  Compared  With the Fiscal Year Ended June 30,
1997

Revenues

      Total revenues of the company increased $450,000 from $15,941,000 for the year ended June 30, 1997 to $16,391,000 for the year ended June 30, 1998. Battery sales decreased $702,000, or approximately 5% from $14,765,000 for the year ended June 30, 1997 to $14,063,000 for the year ended June 30, 1998. The decline in battery sales was primarily due to lower sales of high rate batteries by Ultralife UK as a result of suspended operations at the Company's Abingdon, England facility due to a fire which occurred in December 1996. The completion of the U. S. Army Contract in December 1997 for BA-5372 primary batteries also contributed to the lower sales in fiscal 1998. Substantially offsetting these declines were greater sales of 9-Volt lithium batteries which increased 32% over the prior year. Technology contract revenues increased $1,152,000, or approximately 98%, from $1,176,000 for the year ended June 30, 1997 to $2,328,000 for the year ended June 30, 1998. The increase in technology contract revenues resulted principally from development funds arising from the Company's agreement with Mitsubishi for the development of rechargeable batteries for a new generation notebook computer. In addition, work on the Company's Phase III Small Business Innovation Research (SBIR) Department of Defense contract for enhanced BA-5590 batteries further contributed to higher technology contract revenues.

Cost of Products Sold

      Cost of products sold decreased $596,000 from $15,118,000 for the year ended June 30, 1997 to $14,522,000 for the year ended June 30, 1998. Cost of products sold as a percentage of revenue decreased from approximately 95% to 89% for the year ended June 30, 1998. Cost of batteries sold decreased $1,322,000 from $13,880,000 for the year ended June 30, 1997 to $12,558,000 for the year ended June 30, 1998. The cost of batteries sold as a percentage of revenues was principally the result of increased production volumes of 9-volt batteries. During the fourth quarter the Company attempted to further increase its production rates for 9-volt batteries to respond to an increase in customer orders. While the Company was successful in achieving a moderate increase over the previous quarter, the Company experienced higher production costs along with lower yields. Corrective actions are being implemented to improve efficiencies at higher production rates, which the Company believes will improve yields, raise production levels and lower costs as a percentage of sales over the next several quarters. Cost of products sold includes $2,011,000 of insurance proceeds received by Ultralife UK that offset unabsorbed overhead expenses resulting from lower production volumes associated with suspended manufacturing operations following the December 1996 fire. Technology contracts cost of sales increased $726,000 from $1,238,000 for the year ended June 30, 1997 to $1,964,000 for the year ended June 30, 1998. Technology contracts cost of sales as a percentage of revenue decreased from 105% to 84% for the year ended June 30, 1998. The decrease in technology contract cost of sales as a percentage of revenue reflects a greater number of contracts to absorb overhead expenses.

Operating and Other Expenses

      Operating and other expenses increased $364,000 from $9,380,000 for the year ended June 30, 1997 to $9,744,000 for the year ended June 30, 1998. Of the Company's operating and other expenses, research and development expenses increased $3,238,000, or 95%, from $3,413,000 for the year ended June 30, 1997 to $6,651,000 for the year ended June 30, 1998. Research and development expenses increased as a result of the Company's efforts to improve its production processes and performance of its advanced rechargeable batteries. Selling, general and administration expenses increased $572,000 from $5,218,000 for the year ended June 30, 1997 to $5,790,000 for the year ended June 30, 1998. The increase in selling, general and administration expenses are primarily attributable to increased personnel to support the Company's expansion plans, legal costs to resolve various claims, higher compensation, and associated personnel expenses. Selling and administrative expenses also include insurance proceeds of a $663,000 offsetting incremental costs of operations corresponding to replacement facility rental, transportation costs and other such costs relating to the December 1996 fire at Ultralife UK. Total operating and other expenses also decreased by $2,697,000 as a result of the receipt of insurance proceeds to replace assets previously written off due to fires at Ultralife UK.

Interest Income

      Interest income decreased $464,000 from $1,352,000 for the year ended June 30, 1997 to $888,000 for the year ended June 30, 1998. The decrease of interest income is the result of lower average balances invested since the Company used cash and investments to fund operations and capital additions primarily for high volume production equipment for rechargeable batteries.

Net Losses

      Net losses decreased $226,000 from $7,246,000, or $0.91 per share, for the year ended June 30, 1997 to $7,020,000, or $0.84 per share, for the year ended June 30, 1998, primarily as a result of the reasons described above.

Year Ended June 30, 1997 Compared with the Year Ended June 30, 1996

Revenues

      Total revenues increased by $840,000, or approximately 6%, from $15,101,000 for the year ended June 30, 1996 to $15,941,000 for the year ended June 30, 1997. This was principally due to an increase of battery sales in the amount of $2,142,000, or approximately 17%, from $12,623,000 for the year ended June 30, 1996 to $14,765,000 for the year ended June 30, 1997. This increase in battery revenues was generated by both the U.S. and the U.K. operations. In the U.S., revenues from the Company's BA-5372 battery increased $2,061,000 as contract extensions were received from the U.S. Army which supported increasing production rates throughout the year. This was partially offset by reduced levels of 9-volt battery sales which declined $1,351,000 primarily in the smoke detector market. In the U.K., sales to the Ministry of Defense increased $1,431,000 reflecting increased orders for high energy batteries. This increase was partially offset by decreased revenues from high rate lithium and seawater batteries in the second half of the year due to a fire in December 1996 at the Abingdon, England facility. Revenues generated from technology contracts decreased $1,302,000 from $2,478,000 for the year ended June 30, 1996 to $1,176,000 for the year ended June 30, 1997. The decrease in revenues from technology contracts is primarily attributable to the completion of certain contracts and delays in receipt of new development programs as the Company focused its efforts on the implementation of the Company's production line of advanced rechargeable batteries.

Cost of Products Sold

      Cost of products sold increased $847,000, from $14,271,000 for the year ended June 30, 1996 to $15,118,000 for the year ended June 30, 1997. Cost of products sold as a percentage of revenues remained at approximately 95% during the fiscal year ended June 30, 1996 and June 30, 1997. Cost of batteries sold increased $1,563,000 from $12,317,000 for the year ended June 30, 1996 to $13,880,000 for the year ended June 30, 1997. Cost of batteries sold as a percentage of revenues decreased from approximately 98% for the year ended June 30, 1996 to approximately 94% for the year ended June 30, 1997. The decrease in cost of batteries sold as a percentage of revenues reflects the receipt of $906,000 from insurance proceeds as a result of fires in September 1995 and December 1996 at the Company's Abingdon, England facility. Partially offsetting this recovery of costs associated with fires were increased costs of batteries attributable to the Company's decision to temporarily reduce manufacturing levels of 9-volt batteries to align inventory with sales volume. Technology cost of sales decreased $716,000 from $1,954,000 for the year ended June 30, 1996 to $1,238,000 for the year ended June 30, 1997 reflecting lower contract volumes. Cost of technology contracts as a percentage of revenues increased from approximately 79% for the year ended June 30, 1996 to approximately 105% for the year ended June 30, 1997. This increase reflects greater direct costs of fulfilling contracts performed during the year ended June 30, 1997 than for the prior year.

Operating and Other Expenses

      Operating and other expenses increased $1,364,000, from $8,016,000 for the year ended June 30, 1996 to $9,380,000 for the year ended June 30, 1997. Selling, general and administrative expenses increased $225,000, from $4,993,000 in the year ended June 30, 1996 to $5,218,000 in the year ended June 30, 1997 attributable to increased support provided for new products planned to be introduced. The year ended June 30, 1997 included the receipt of insurance proceeds amounting to $138,000 to offset costs relating to the September 1995 and December 1996 fires. Research and development expenses increased $742,000, from $2,671,000 for the year ended June 30, 1996 to $3,413,000 for the year ended June 30, 1997. This increase is due primarily to increased expenditures related to the development of the rechargeable battery program. Also included in total operating and other expenses was $56,000 received in excess of the loss provision related to the fires which occurred in the Abingdon, England factory. During the three months ended March 31, 1997, a reserve of $137,000 was established for the December 1996 fire and during the year ended June 30, 1996 the Company provided a reserve of $352,000 for losses related to the September 1995 fire. Generally, the Company records expenses related to the fires as they are incurred and records the offsetting insurance proceeds only when received. Operating and other expenses also increased as a result of a write-off of a China development project and related receivables due under provisions of various agreements during the year ended June 30, 1997. The total cost of these write-offs was $805,000. The original purpose of the Company's participation in a China development program was to make available a 2/3A size lithium battery at a competitive cost. Other sources for this battery have since been identified.

Interest Income

      Interest income decreased $665,000, from $2,017,000 for the year ended June 30, 1996 to $1,352,000 the year ended June 30, 1997, due to a lower average balance invested as the Company used cash and investments to fund capital equipment improvements and operations during the year ended June 30, 1997.

Net Loss

      Net loss increased $4,007,000, or $0.50 per share, from a net loss of $3,239,000, or $0.41 per share, in the year ended June 30, 1996 to $7,246,000, or $0.91 per share, in the year ended June 30, 1997, primarily as a result of the reasons described above. During the year ended June 30, 1996, the Company realized a gain of $1,930,000, or $0.25 per share, as the result of a sale of 123,200 shares of common stock of Intermagnetics General Corporation ("IGC"). If the Company would not have realized a gain from the sale of shares of IGC, net loss would have increased $2,077,000, or $0.25 per share, from $5,169,000 for the year ended June 30, 1996 to $7,246,000 for the year ended June 30, 1997.

Liquidity and Capital Resources

      As of June 30, 1998, cash equivalents and available for sale securities totalled $35,688,000. On May 6, 1998 the Company completed a secondary public offering for 2,500,000 shares of common stock at a price of $12.50 per share. Net proceeds were $28,900,000 after deducting underwriting discounts and commissions and offering expenses. During the year ended June 30, 1998, the Company used $2,716,000 of cash in operating activities as compared to $1,572,000 for the year ended June 30, 1997. The increase in cash used in operations is the net result of the net loss for the year, reduced provisions for doubtful accounts and inventory obsolescence, and increased trade receivables and prepaid and other current assets offset by lower inventories, higher accounts payables and increased depreciation and authorization expenses. The increase in trade receivables primarily reflects higher fourth quarter sales as days sales in trade receivables were 70 days at June 30, 1998 as compared to 69 days at June 30, 1997. The decrease in inventories at June 30, 1998 is the result of continued improvement in the turnover of battery inventories. Months cost of sales in inventory at June 30, 1998 was 3.7 months as compared to 4.6 months at June 30, 1997. In the year ended June 30, 1998, the Company used $12,596,000 to purchase plant, property and equipment. Of this amount $4,266,000 related to the acquisition of assets for the reinstatement of Ultralife UK's manufacturing facility following the fire in December 1996, $676,000 relates to the acquisition of the Company's Newark, New York facilities and the balance is substantially machinery and equipment for the Company's rechargeable battery production line.

      The Company has long term debt of $197,000 relating to the capital lease obligation for the Company's Newark, New York offices and manufacturing facilities. A line of credit in the amount of $330,000 is maintained by Ultralife UK for short term working capital requirements. However, with sales growth and expansion, the Company will explore normal working capital lines of credit.

      The Company  believes  that its present cash  position and cash flows from
operations   will  be  sufficient  to  satisfy  the  Company's   estimated  cash
requirements for at least 12 months.

Newly Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 in its 1999 financial statements. The Company has not yet determined the impact of this standard on its financial statements.

      Also in June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that a public entity report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS No. 130 in its 1999 financial statements. The Company has not yet determined the impact of this standard on its financial statements.

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact of this standard on its financial statements.

Year 2000 Compliance

      Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the year 2000. This year 2000 issue is believed to affect virtually all companies and organizations, including the Company. The Company has undertaken a program to address its exposure to year 2000 issues. The Company plans to install new year 2000 compliant manufacturing and accounting software and believes that its implementation plan will be successful. Although there can be no assurance with respect thereto, the Company does not expect that the year 2000 issues (including the cost of the Company's compliance program as currently estimated) will have material adverse effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated  by  reference  from  the  information   captioned   "Certain
Transactions" included in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

   1.    Financial Statements

      Attached hereto and filed as part of this report are the financial statements and schedules listed below:

Ultralife Batteries, Inc. and Subsidiary                                   Page
----------------------------------------                                   ----

Report of Independent Public Accountants, Arthur Andersen LLP.............  F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of June 30,
   1997 and 1998..........................................................  F-2
Consolidated Statements of Operations for the
   years ended June 30, 1996, 1997 and 1998...............................  F-3
Consolidated Statements of Changes in Stockholders' Equity
   for the years ended June 30, 1996, 1997
   and 1998...............................................................  F-4
Consolidated Statements of Cash Flows for the
   years ended June 30, 1996, 1997 and 1998...............................  F-5
Notes to Consolidated Financial Statements................................  F-6

2. Financial Statement Schedules

      Schedules other than those listed above have been omitted as they are either not required, are not applicable, or the information called for is shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K

      Effective June 11, 1998, the Company filed form 8-K reporting that the Company issued a press release reporting that the Company's fourth quarter financial results would not meet the Company' expectations.

(c)   Exhibits. The following Exhibits are filed as a part of this Report:

  Exhibit                               Filed
   Index   Description of Document     Herewith   Incorporated By Reference to:

    3.1    Restated Certificate of                Exhibit 3.1 of Registration
           Incorporation                          Statement, File No. 33-54470
                                                  ("the 1992 Registration
                                                  Statement")
    3.2    By-laws                                Exhibit 3.2 of the 1992
                                                  Registration Statement
    4.1    Specimen Copy of Stock                 Exhibit 4.1 of the 1992
           Certificate                            Registration Statement
    4.2    Share Purchase Agreement               Exhibit 4.2 of the 1992
           between the Registrant and             Registration Statement
           Intermagnetics General
           Corporation
    10.1   Asset Purchase Agreement               Exhibit 10.1 of the 1992
           between the Registrant, Eastman        Registration Statement
           Technology, Inc. and Eastman
           Kodak Company
    10.2   Lease Agreement, as amended,           Exhibit 10.2 of the 1992
           between Kodak and the Registrant       Registration Statement
    10.3   Joint Venture Agreement between        Exhibit 10.3 of the 1992
           Changzhou Battery Factory, the         Registration Statement
           Company and H&A Company and
           related agreements
    10.4   Employment Agreement between           Exhibit 10.4 of the 1992
           the Registrant and Joseph N.           Registration Statement
           Barrella
    10.5   Employment Agreement between           Exhibit 10.5 of the 1992
           the Registrant, Bruce Jagid and        Registration Statement
           Martin G. Rosansky
    10.6   1991 Stock Option Plan                 Exhibit 10.6 of the 1992
                                                  Registration Statement
    10.7   1992 Stock Option Plan, as             Exhibit 10.7 of the 1992
           amended                                Registration Statement

    10.8   Representative's Warrant               Exhibit 10.8 of the 1992
           exercisable for purchase of            Registration Statement
           Common Stock
    10.9   Stock Option Agreement under the       Exhibit 10.9 on the Company's
           Company's 1991 Stock Option            Report on Form 10-Q for the
           Plan                                   fiscal quarter ended December
                                                  31, 1993, File No. 0-20852
                                                  ("the 1993 10-Q").
   10.10   Stock Option Agreement under the       Exhibit 10.10 of the 1993 10-Q
           Company's 1992 Stock Option
           Plan
   10.11   Stock Option Agreement under the       Exhibit 10.11 of the 1993 10-Q
           Company's 1992 Stock Option
           Plan for non-qualified options
   10.12   Stock Option Agreement between         Exhibit 10.12 of the 1993 10-Q
           the Company and Stanley Lewin
   10.13   Stock Option Agreement between         Exhibit 10.13 of the 1993 10-Q
           the Company and Joseph Abeles
   10.14   Stock Option Agreement between         Exhibit 10.14 of the 1993 10-Q
           the Company and Stuart Shikiar
   10.15   Stock Option Agreement between         Exhibit 10.15 of the 1993 10-Q
           the Company and Stuart Shikiar
   10.16   Stock Option Agreement between         Exhibit 10.16 of the 1993 10-Q
           the Company and Bruce Jagid
   10.17   Various amendments, dated              Exhibit 10.17 of the 1993 10-Q
           January 4, 1993 through January
           18, 1993 to the joint venture
           agreement with the Changzhou
           Battery Company
   10.18   Sale of Business Agreement, by         Exhibit 10.18 on the Company's
           and between Dowty Group PLC            Current Report on Form 8-K
           and Ultralife (UK)                     dated June 10, 1994, File No.
                                                  0-20852
   10.19   Technology Transfer Agreement          Exhibit 10.19 of the Company's
           relating to Lithium Batteries          Registration Statement of Form
           (Confidential treatment has been       S-1 filed on October 7, 1994,
           granted as to certain portions of      File No. 33-84888 ( "the 1994
           this agreement)                        Registration Statement")

   10.20   Technology Transfer Agreement          Exhibit 10.20 of the 1994
           relating to Lithium Batteries          Registration Statement
           Confidential treatment has been
           granted as to certain portions of
           this agreements)

   10.21   Employment Agreement between           Exhibit 10.21 of the Company's
           the Registrant and Bruce Jagid.        form 10-K for the fiscal year
                                                  ended June 30, 1995 ("the 1995
                                                  10-K")
   10.22   Amendment to the Employment            Exhibit 10.22 of the 1995 10-K
           Agreement between the Registrant
           and Bruce Jagid
   10.23   Amendment to the Employment            Exhibit 10.23 of the Company's
           Agreement between the Registrant       form 10-K for the fiscal year
           and Bruce Jagid                        ended June 30, 1996 ("the 1996
                                                  10-K")
   10.24   Amendment to the Agreement             Exhibit 10.24 of the 1996 10-K
           relating to rechargeable batteries.
           (Confidential treatment has been
           granted as to certain portions of
           this agreement)
   10.25   Ultralife Batteries, Inc. Chief        Exhibit 10.25 of the 1996 10-K
           Executive Officer's Stock Option
           Plan.
   10.26   Agreement with Mitsubishi              Exhibit 10.26 to the Company's
           Electronics America, Inc. relating     Report on Form 10-K for the
           to sample batteries for lap-top        year ended June 30, 1998
           computer use.
   10.27   Purchase orders from Mitsubishi        Exhibit 10.27 to the Company's
           Electronics America, Inc.              Report on Form 10-K for the
                                                  year ended June 30, 1998
   10.28   Lease agreement between Wayne          Exhibit 10.1 to Registration
           County Industrial Development          Statement File No. 333-47087
           Agency and the Company, dated
           as of February 1, 1998.

    23.1   Consent of Arthur Andersen LLP      X

    27     Financial Data Schedule             X

(d)   Financial Statement Schedules.

      The following financial statement schedules of the of the registrant are filed herewith:

      None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Ultralife Batteries, Inc.:

We have audited the accompanying consolidated balance sheets of Ultralife Batteries, Inc. (a Delaware corporation) and subsidiary as of June 30, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and subsidiaries as of June 30, 1997 and 1998, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                                        Arthur Andersen LLP

Rochester, New York,
    September 15, 1998

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                                                 June 30,
                                                           --------------------
                                                             1997        1998
                                                           --------    --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                               $  2,311    $    872
   Available-for-sale securities                             19,847      34,816
   Trade accounts receivable, net (less allowance
   for doubtful accounts of $278, and $158 at
   June 30, 1997 and 1998, respectively)                      2,716       3,046
   Inventories                                                5,303       3,911
   Prepaid expenses and other current assets                  1,661       2,144
                                                           --------    --------
  Total current assets                                       31,838      44,789
                                                           --------    --------
Property and equipment:
  Machinery and equipment                                    21,268      33,113
  Leasehold improvements                                        216         863
                                                           --------    --------
                                                             21,484      33,976
  Less -- accumulated depreciation and amortization           2,610       3,828
                                                           --------    --------
                                                             18,874      30,148
                                                           --------    --------
Other  assets and deferred charges:
  Technology licensee agreements (net of accumulated            683         890
   amortization of $417 and $561, at June 30, 1997         --------    --------
   and 1998 respectively)                                       683         890
                                                           --------    --------
  Total Assets                                             $ 51,395    $ 75,827
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Capital lease                                           $   --      $     50
   Accounts payable                                           2,659       4,785
   Accrued compensation                                         235         335
   Customer advances                                          1,636         334
   Other current liabilities                                    102       1,540
                                                           --------    --------
Total current  liabilities                                    4,632       7,044
                                                           --------    --------
Long term liabilities:
    Capital lease obligation                                   --           197
                                                           --------    --------
Total long term  liabilities                                   --           197
                                                           --------    --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $0.10 per share,
   authorized 1,000,000 shares- none outstanding               --          --
  Common stock, par value $0.10 per share, authorized
   12,000,000 shares in 1997 and 20,000,000 in 1998;
   outstanding - 7,926,086 in 1997 and 10,485,136
   in 1998                                                      796       1,051
   Capital in excess of par value                            64,786      93,605
   Unrealized net gain on securities                          1,311       1,010
   Accumulated deficit                                      (20,115)    (27,135)
   Foreign currency translation adjustment                      291         358
                                                           --------    --------
                                                             47,069      68,889
   Less --Treasury stock, at cost (27,500 shares
   in 1997 and 27,250 in 1998                                  (306)       (303)
                                                           --------    --------
Total Stockholders' Equity                                   46,763      68,586
                                                           --------    --------
Total Liabilities and Stockholders' Equity                 $ 51,395    $ 75,827
                                                           ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)

--------------------------------------------------------------------------------

                                                           Year ended June 30,
                                                -----------------------------------------
                                                    1996           1997           1998
                                                -----------    -----------    -----------
Revenues:
    Battery sales                               $    12,623    $    14,765    $    14,063
    Technology contracts                              2,478          1,176          2,328
                                                -----------    -----------    -----------
Total revenues                                       15,101         15,941         16,391
Cost of products sold:

    Battery costs                                    12,317         13,880         12,558
    Technology contracts                              1,954          1,238          1,964
                                                -----------    -----------    -----------
Total cost of products sold                          14,271         15,118         14,522
                                                -----------    -----------    -----------
Gross profit                                            830            823          1,869

Operating and other expenses:

  Research and development                            2,671          3,413          6,651
  Selling, general, and administrative                4,993          5,218          5,790
  Loss on China battery development program            --              805           --
  Loss (gain) on fires                                  352            (56)        (2,697)
                                                -----------    -----------    -----------
Total operating and other expenses                    8,016          9,380          9,744

Other income (expense):

  Interest income                                     2,017          1,352            888
  Gain on sale of securities                          1,930           --             --
  Miscellaneous                                        --              (41)           (33)
                                                -----------    -----------    -----------
Loss before income taxes                             (3,239)        (7,246)        (7,020)
                                                -----------    -----------    -----------
Income taxes                                           --             --             --
                                                -----------    -----------    -----------
Net loss                                        $    (3,239)   $    (7,246)   $    (7,020)
                                                ===========    ===========    ===========
Net loss per common share                       $     (0.41)   $     (0.91)   $     (0.84)
                                                ===========    ===========    ===========
Weighted average number of shares outstanding     7,814,302      7,923,022      8,338,374
                                                ===========    ===========    ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     ULTRALIFE BATTERIES, INC AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Common Stock                                                   Foreign
                                    --------------------------   Capital in   Unrealized                 Currency
                                                                Excess in Par Net Gain on  Accumulated Translation  Treasury
                                    Number of Shares    Amount      Value     Securities     Deficit    Adjustment   Stock   Total
                                    ----------------    ------      -----     ----------     -------    ----------   -----   -----

Balance as of June 30, 1995            7,656,111         $766      $63,222      $3,516      ($9,630)        $82       --    $57,956

Shares issued under stock option
  plan and other stock options           267,100           27        1,409                                                    1,436

Foreign currency translation
  adjustments                                                                                               (45)                (45)
Change in unrealized net gain on
  securities                                                                       327                                          327
Net Loss                                                                                     (3,239)                         (3,239)
                                      ----------       ------      -------      ------     --------        ----     -----   -------
Balance as of June 30, 1996            7,923,211          793       64,631       3,843      (12,869)         37       --    $56,435

Shares issued under stock option
  plan and other stock options            30,125            3          152                                                      155
Purchase of treasury stock               (27,500)                                                                    (306)     (306)
Other                                        250                         3                                                        3
Foreign currency translation
  adjustments                                                                                               254                 254
Change in unrealized net gain on                                                (2,532)                                      (2,532)
  securities
Net Loss                                                                                     (7,246)                         (7,246)
                                      ----------       ------      -------      ------     --------        ----     -----   -------
Balance as of June 30, 1997            7,926,086          796       64,786       1,311      (20,115)        291      (306)   46,763


Shares issued under public
  offering, less offering costs
  of approximately $2,699              2,500,000          250       28,301                                                   28,551
Shares issued under stock option
  plan and other stock options            58,800            5          518                                                      523
Foreign currency translation
  adjustments                                                                                                67                  67
Change in unrealized net gain on
  securities                                                                      (301)                                        (301)
Issuance of common stock from                250                                                                        3         3
  treasury
Net Loss                                                                                     (7,020)                         (7,020)
                                      ----------       ------      -------      ------     --------        ----     -----   -------
Balance as of June 30, 1998           10,485,136       $1,051      $93,605      $1,010     ($27,135)       $358     ($303)  $68,586
                                      ==========       ======      =======      ======     ========        ====     =====   =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     ULTRALIFE BATTERIES, INC.AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                                               Year ended June 30,
                                                      -----------------------------------
                                                         1996         1997         1998
                                                      ---------    ---------    ---------
OPERATING ACTIVITIES
Net loss                                              $  (3,239)   $  (7,246)   $  (7,020)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                               807          841        1,364
Loss on China  battery development program                 --            284         --
Provision for loss on accounts receivable                   102           88         (120)
Provision for inventory obsolescence                       (404)          93         (659)
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                 63        1,203         (210)
  Decrease in inventories                                (2,797)       3,042        2,051
  Increase in prepaid expenses
       and other current assets                            (816)        (311)        (483)
  Increase in accounts payable
       and other current liabilities                       (320)        (868)       3,664
Increase (Decrease) in customer advances                   (118)       1,302       (1,302)
                                                      ---------    ---------    ---------
Net cash used in operating activities                    (6,722)      (1,572)      (2,715)
                                                      ---------    ---------    ---------
INVESTING ACTIVITIES
Purchase of property and equipment                       (6,662)      (8,913)     (12,245)
Purchase of technology license                             --           --           (350)
Purchase of securities                                  (71,151)    (139,485)    (164,438)
Sales of securities                                      19,260       64,969      137,104
Maturities of securities                                 63,364       85,993       12,064
                                                      ---------    ---------    ---------
Net cash provided by (used in) investing activities       4,811        2,564      (27,865)
                                                      ---------    ---------    ---------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                    1,435          159       29,074
Purchase  treasury stock                                   --           (306)        --
                                                      ---------    ---------    ---------
Net cash provided by (used in) financing activities       1,435         (147)      29,074
                                                      ---------    ---------    ---------
Effect of exchange rate changes on cash                     (45)         253           67
                                                      ---------    ---------    ---------
Increase (Decrease) in cash and cash equivalents           (521)       1,098       (1,439)

Cash and cash equivalents at beginning of period          1,734        1,213        2,311
                                                      ---------    ---------    ---------
Cash and cash equivalents at end of period            $   1,213    $   2,311    $     872
                                                      =========    =========    =========
Supplemental schedule of noncash investing
  and financing activities:

Capital lease obligation related to building          $    --      $    --      $     247
Unrealized net gain (loss) in securities              $     327    $  (2,532)   $     301
                                                      =========    =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

a.    Description of Business

      Ultralife Batteries, Inc. (the "Company") develops, manufactures, and markets primary and rechargeable lithium batteries for use in a wide array of applications. The Company generally does not distribute its product to a concentrated geographical area nor is there a significant concentration of credit risks arising from individual or groups of customers engaged in similar activities, or who have similar economic characteristics. To date, the Company has depended upon one customer for all of its rechargeable batteries orders. Termination of this relationship or failure to obtain additional customers may have a material adverse effect upon the Company. In fiscal 1996, battery sales to one customer totaled approximately $1,920 (13% of total revenues). By the end of the year, this customer had paid their trade account in full. In fiscal 1997, battery sales to one customer totaled approximately $2,391 (15% of total revenues) and account balances were current. In fiscal 1998, battery sales to this one customer totaled approximately $1,993 (12% of total revenues) and account balances were current. The Company does not normally obtain collateral on trade accounts receivable.

b.    Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ultralife Batteries UK, Ltd. ("Ultralife UK"). All material intercompany accounts and transactions have been eliminated in consolidation.

c.    Management's Use of Judgment and Estimates

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

d.    Cash and Cash Equivalents

      The Company considers all demand deposits with financial institutions and financial instruments with original maturities of three months or less to be cash equivalents.

e.    Available-for-Sale Securities

      Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities and debt securities are classified as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

f.    Inventories

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.

g.    Property and Equipment

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

      During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The Company did not record any impairments of long lived assets in 1998.

h.    Stock-Based Compensation

      In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits either recording the estimated value of stock-based compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on earnings per share in the notes to the financial statements. The Company has elected to comply with the disclosure provisions of the statement. The effect of SFAS No. 123 in the pro forma disclosures is not indicative of future amounts.

i.    Technology License Agreements

      Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired two technology license agreements for an initial payment of $1 million and $100 respectively. Royalties are payable at a rate of 8 percent and an initial rate of 4 percent, respectively, of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company for a 10-year period. The royalties can be reduced under certain circumstances based on the terms of these agreements. The agreements are amortized using the straight-line method over three to ten years. Additionally, the Company will be required to make royalty payments at stated rates based on the terms of each agreement. During 1998, in connection with the settlement of a lawsuit (Sec Note 5(f)) the company acquired an additional technology license agreement for $350, which expires in January 1999.

j.    Translation of Foreign Currency

      The financial statements of the Company's foreign subsidiary are translated into U.S. dollar equivalent in accordance with SFAS No. 52 "Foreign Currency Translation". There was no exchange gain or loss included in net loss for the years ended June 30, 1996, 1997 and 1998.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

k.    Income Taxes

      The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.

l.    Research and Development

      Research and development expenditures are charged to operations as incurred.

m.    Revenue Recognition

      Revenues from sales of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred.

n.    Revenue on Technology Contracts

      For a majority of its technology contracts, the Company recognizes revenue using the percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. When a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with Statement of Financial Accounting Standards No. 68. "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties.

      Costs totaling $1,018 and $527, during the years ended June 30, 1996 and June 30, 1997, respectively, previously included in operating and other expenses as part of research and development have been reclassified to cost of products sold-technology contracts as these costs were directly related to revenues classified as technology contracts. This reclassification had no impact on the net loss for the years presented.

o.    Derivative Financial Instruments and Fair Value of Financial Instruments

      SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of any significant derivative or other financial instruments. The Company does not have any derivative financial instruments at June 30, 1997 and 1998.

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at June 30, 1997 and 1998. Fair values have been determined through information obtained from market sources.

p.    Earnings per Share

      The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period. No dilution for common share equivalents is included. Diluted EPS includes the dilutive effect of securities calculated using the treasury stock method. The Company adopted SFAS No. 128 in 1998. The accompanying financial statements have been restated for this adoption.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note-1 Summary of Operations and Significant Accounting Policies

q.    New Accounting Pronouncements

      SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. The standard is applicable for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1999 financial statements. The Company has not yet determined the impact of this standard on its financial statements.

      SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in the financial statements. The standard is required to be adopted for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1999 financial statements. The Company has not yet determined the impact of this standard on its financial statements.

      SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting for derivative instruments and hedging activities. The statement is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this standard on its financial statements.

r.    Legal Matters

      The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

s.    Reclassifications

      Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 2 - Leases

      The Company leased its principal facility under the terms of an operating lease with an initial term of seven years at an annual interest rate of 9%. In 1995, the Company entered into an agreement to amend the initial lease to reflect rental of an additional 40,333 square feet, or a total of 110,000 square feet. The amendment extended the term of the lease to March 12, 2003. The base rent is subject to a 4% annual increase. Under the terms of the lease the Company had the right to lease additional space and also has the right to first refusal of any offer made to the lessor to purchase the facility. Additionally, the Company is liable for any environmental contamination that it creates during the term of the lease. In March, 1998, the Company entered into an approximate 10-year purchase/lease agreement to acquire the building it now occupies and an adjacent building of approximately 140,000 square feet, together with approximately 65 acres of undeveloped land. Payments under the capital lease agreement total $769 of the total payments, $400 was paid upon execution and the remainder is due over the term of the lease. The capital lease agreement also required the Company to establish a letter of credit in the amount of $200 which expires in 2001. In connection with this agreement the Company entered into a payment-in-lieu of tax agreement which provides the Company with certain real estate tax concessions upon certain conditions. In connection with this agreement, the Company received an environmental assessment which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 2-Leases

proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. The matter is in its preliminary stages and the total costs of remediation cannot be estimated at this time. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. In addition, Ultralife UK leases its principal facility under the terms of an operating lease with an initial lease term of twenty-five years.

      Rental expenses for all operating leases were approximately $773, $745, and $713 for the years ended June 30, 1996, 1997 and 1998, respectively. After taking effect of the purchase/lease agreement for the Newark, NY property, future minimum lease payments under noncancelable operating leases as of June 30, 1998 are approximately as follows: 1999 - $357, 2000 - $320, 2001 - $251,
2002 - $231, and thereafter - $2,029. The above amounts do not include contingent or additional rent.

Note 3 - Investments

The following is a summary of available-for-sale securities:

                                                                Unrealized
                                                 ------------------------------------------
                                                                                  Estimated
June 30, 1997                                      Cost     Gains     Losses     Fair Value
-------------                                      ----     -----     ------     ----------
U.S. Treasury securities and obligations of
   U.S. Government agencies                      $ 2,353   $     1   $     4      $ 2,350
Mortgage backed securities                         2,829        11      --          2,840
U.S. corporate securities                         11,200        32       127       11,105
                                                 -------   -------   -------      -------
Total debt securities                             16,382        44       131       16,295
Intermagnetics General Corporation
  (equity securities)                              2,154     1,398      --          3,552
                                                 -------   -------   -------      -------
                                                 $18,536   $ 1,442   $   131      $19,847
                                                 =======   =======   =======      =======

                                                                Unrealized
                                                 ------------------------------------------
                                                                                  Estimated
June 30, 1998                                      Cost     Gains     Losses     Fair Value
-------------                                      ----     -----     ------     ----------
U.S. Treasury securities and obligations of
   U.S. Government agencies .................    $28,337   $ --      $ --         $28,337
U.S. corporate securities....................      3,315         9     --           3,324
                                                 -------   -------   -------      -------
Total debt securities........................     31,652         9     --          32,661
Intermagnetics General Corporation
    (equity securities)......................      2,154     1,001     --           3,155
                                                 -------   -------   -------      -------
                                                 $33,806    $1,010   $ --         $34,816
                                                 =======   =======   =======      =======

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 3-Investments

      The Company has instructed its investment fund managers to invest in conservative, investment grade securities with average maturities of less than three years. In fiscal 1996, the Company realized gross gains on sales of available-for-sale securities of $1,930.

      The amortized cost and estimated fair value of debt and marketable equity securities at June 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties or the Company may sell the securities to meet their ongoing and potential future cash needs.

Available-for-Sale                                   Cost            Estimated
------------------                                   ----           Fair Value
                                                                    ----------
Due in one year or less ....................        $31,653           $31,661
Equity securities ..........................        $ 2,154           $ 3,155

Note 4-Income Taxes

      Foreign and domestic loss carryforwards totaling approximately $31,200 are available to reduce future taxable income. Foreign loss carryforwards of $1,204 can be carried forward indefinitely. The domestic net operating loss carryforward of $29,996 expires in 2006 through 2013. Due to a change in ownership defined under Internal Revenue Code Section 382, the net operating loss carryforward will be subject to an annual limitation.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $1,843, $3,273 and $2,843 for the years ended June 30, 1996, 1997 and 1998, respectively, to offset the deferred tax assets due to uncertainty of realizations.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 4-Income Taxes

Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                          1997           1998
                                                        --------       --------
Deferred tax liabilities:
   Unrealized gain on securities .................      $    515       $    341
      Tax over book depreciation .................           666            888
                                                        --------       --------
Total deferred tax liabilities ...................         1,181          1,229
Deferred tax assets:
   Net operating loss carryforward ...............         7,487         10,604
   Other .........................................           465            238
                                                        --------       --------
Total deferred tax assets ........................         7,952         10,842
Valuation allowance for deferred assets ..........        (6,771)        (9,613)
Net deferred tax assets ..........................         1,181          1,229
                                                        --------       --------
Net deferred income taxes ........................      $   --         $   --
                                                        ========       ========

      There were no income taxes paid for the years ended June 30, 1996, 1997 and 1998. For financial reporting purposes, loss from continuing operations before income taxes included the following:

                                                       June 30,
                                        1996             1997             1998
                                      -------          -------          -------
United States ...............         $(1,605)         $(6,916)         $(9,053)
Foreign .....................          (1,634)            (330)           2,033
                                      -------          -------          -------
Total .......................         $(3,239)         $(7,246)         $(7,020)
                                      =======          =======          =======

      There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at June 30, 1998.

Note 5-Commitments and Contingencies

a.    China Program

      In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in China for the production and distribution of batteries. The Company made an investment of $284 of a total anticipated investment of $405 which would represent a 15% interest in the China Program and accounted for this investment using the cost method. Changzhou Ultra Power Battery Co., Ltd., a company organized in China ("China Battery"), purchased from the Company certain technology, equipment training and consulting services relating to the design and operation of a lithium battery manufacturing plant.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

China Battery was required to pay approximately $6,000 to the Company over the first two years of the agreement, of which approximately $5,600 has been paid. The Company has been attempting to collect the balance due under this contract. China Battery has indicated that these payments will not be made until certain contractual issues have been resolved. Due to the Chinese partner's questionable willingness to pay, the Company wrote off in fiscal 1997 the entire balance owed to the Company as well as the Company's investment. In December 1997, China Battery sent to the Company a letter demanding reimbursement of losses they have incurred plus a refund for certain equipment that the Company sold to China Battery. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim, which, if successful, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that such a claim is without merit.

b.    Letters of Credit

      During 1996, the Company opened an irrevocable letter of credit up to a maximum of $334 with an interest rate of 3.75% a year and an expiration date of December 31, 1998.

      The Company has an agreement with a customer that provides an exclusive right to that customer to purchase all such rechargeable batteries for telecommunication applications produced by the Company until the earlier of the shipment of 5 million batteries or December 31, 1998. If the Company fails to fulfill its obligation under this agreement, the customer may draw up to the maximum amount available under the letter of credit. As of June 30, 1998, there has been no draw on the irrevocable letter of credit.

      In conjunction with the purchase/lease agreement to acquire the Company's Newark, NY facilities, the Company established a letter of credit in the amount of $200 which expires in 2001.

All letters of credit are collateralized by the Company's investments.

c.    Indemnity Agreement

      The Company entered into an Indemnity Agreement with each member of its Board of Directors and corporate officers in June 1993. The agreement provides that the Company will reimburse directors or officers for all expenses, to the fullest extent permitted by law and the Company by-laws, arising out of their performance as agents or trustees of the Company.

d.    Purchase Commitments

      As of June 30, 1998 the Company is committed to purchase approximately $1,939 of production machinery and equipment.

e.    Royalty Agreement

      Technology underlying certain products of the Company are based in part as non-exclusive transfer agreements. The Company made an original payment for such technology and is required to make royalty and other payments in the future which incorporate the licensed technology. The license expires in 2007.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

f.    Legal Matters

      A company has filed a claim against the Company seeking amounts related to commissions and breach of good faith and fair dealings. The Company's counsel believes that an unfavorable outcome is unlikely in this matter.

      An individual has filed suit claiming the Company interfered with his opportunity to purchase Dowty Group, PLC (now the Company's U.K. subsidiary). The claim amounts to $25,000. The Company believes that the claim is without merit and the Company intends to vigorously defend its position. At this time, the outcome of this suit is uncertain. An unfavorable outcome of this suit may have a material adverse impact on the Company's financial position and results of operations.

      A company had alleged infringement of two patents concerning technology incorporated into the Company's rechargeable batteries. In May of 1998, the Company settled this suit. In the settlement the Company acquired a technology license agreement in exchange for $350.

      In August 1998, the Company, its Directors, certain of its officers, and certain underwriters were named as defendants in a complaint filed by certain shareholders who claim to represent a class of shareholders alleging that the defendants, during the period of April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's common stock. The complaint alleges that the Company's offering documents were materially incomplete, and as a result, misleading, and that the class members purchased the Company's common stock at artificially inflated prices in reliance thereon and were thereby damaged. The Company believes that the litigation is without merit and intends to defend it vigorously. This litigation has just been commenced and the amount of alleged damages, if any, cannot be quantified, nor can the outcome or this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

Note 6-Stockholders' Equity

a.    Preferred Stock

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

b.    Common Stock

      In May of 1998, the Company sold 2,500,000 shares of common stock at $12.50 per share, resulting in gross proceeds of $31,250 and net proceeds of $28,551 to the Company.

      In June of 1998 the stockholders approved an increase in the number of authorized shares of common stock from 12,000,000 to 20,000,000.

c.    Stock Options

      The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board Opinion No. 25. Had compensation expense for all of the Company's stock-based compensation been determined consistent with SFAS No. 123, the Company's net loss would have been $4,249, $8,295, and $8,232 for the years ended June 30, 1996, 1997 and 1998, compared

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 6-Stockholders Equity (Continued)

with the reported losses of $3,239, $7,246, and $7,020. Loss per share would have been $0.54, $1.05, and $0.99 in the years ended June 30, 1996, 1997 and 1998, respectively, as compared to reported loss per share of $0.41, $0.91, and $0.84 respectively.

      For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1996, 1997 and 1998 respectively; expected option terms of three years for all periods; expected stock volatility of approximately 46.6% for 1996 and 1997, and 53.1% for 1998 expected dividend yields of 0% for all periods and risk free interest rates of 5.7%, 5.8%, and 5.8%. The weighted average fair value of options granted was $7.22 in fiscal 1996, $4.18 in fiscal 1997 and $5.48 for 1998.

      The stockholders of the Company have approved three stock option plans that permit the grant of options. In addition, the stockholders of the Company have approved the grant of options outside of these plans. Under the 1991 stock option plan, 100,000 shares of common stock are reserved for grant to key employees and consultants of the Company through September 13, 2001. There are currently 11,250 shares remaining to be granted under the 1991 plan. The exercise price per share shall be determined by the Board of Directors as follows: (i) Incentive Stock Options (ISOs) shall not be less than 100% of the fair market value at the date of grant; (ii) ISOs granted to holders of more than 10% shall not be less than 110% of the fair market value at the date of grant; and (iii) non-qualified stock options ("NQSOs") shall not be less than 85% of the fair market value of a share at the date of grant. The exercise period is to be determined at the time of grant but cannot exceed ten years (five years from the time of grant if issued to a holder of more than 10%). All options granted under the 1991 plan are NQSOs.

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

      Effective March 1, 1995, the Company established the 1995 stock option plan and granted the Chief Executive Officer ("CEO") options to purchase 100,000 shares at $14.25 per share under this plan. The options are exercisable in annual increments of 20,000 shares over a five-year period commencing March 1, 1996 until March 1, 2001. There were no other grants under the 1995 stock option plan. In October 1992, the Company granted, to the CEO, options to purchase 225,000 shares of common stock at $9.75 per share outside of any of the stock option plans. The options vested through June 1997 and expire on October 2002.
In addition, on March 1, 1994, the Company granted options to the CEO to purchase 150,000 shares at $11.00 per share under the terms of an employment agreement and outside of any of the stock option plans. These options are exercisable in annual increments of 30,000 shares over a five-year period commencing March 1, 1995 until March 1, 2000.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 6-Stockholders Equity (Continued)

This table summarizes data for the stock options issued by the Company:

                                               Number     Weighted         Number     Weighted       Number      Weighted
                                              of Shares    Average       of Shares     Average      of Shares     Average
                                              ---------   Exercise       ---------    Exercise      ---------    Exercise
                                                            Price                       Price                      Price
                                                          Per Share                   Per Share                  Per Share
                                                          ---------                   ---------                  ---------
                                                      1996                       1997                       1998
                                                      ----                       ----                       ----
Shares under option at beginning of year      1,259,975    $  10.67      1,194,425    $  12.67      1,337,300    $  11.51
Options granted ........................        190,000    $  19.33        503,150    $  10.12        736,200    $  10.42
Options exercised ......................       (218,800)   $   6.56        (30,125)   $   5.15        (58,800)   $   9.33
Options canceled .......................        (36,750)   $  14.98       (330,150)   $  14.30       (280,100)   $  12.17
                                              ---------    --------      ---------    --------      ---------    --------
Shares under option at end of year .....      1,194,425    $  12.67      1,337,300    $  11.51      1,734,600    $  11.03
                                              ---------    --------      ---------    --------      ---------    --------
Options exercisable at end of year .....        570,125    $  13.88        826,300    $  11.43        946,900    $  11.29

The following table represents additional information about stock options outstanding at June 30, 1998 :


   Range of              Number          Weighted-      Weighted-            Number           Weighted-
Exercise Prices      Outstanding          Average        Average           Exercisable         Average
---------------    At June 30, 1998      Remaining    Exercise Price     At June 30, 1998     Exercise
                   ----------------     Contractual   --------------     ----------------       Price
                                            Life                                              --------
                  Options Outstanding   -----------                       Options Exercisable
                  -------------------                                     -------------------
   $8.00-11.75         1,327,450         4.4 Years         $9.56             708,900           $9.66
   12.00-17.50           330,400         3.5 Years         14.59             187,700           14.67
   18.25-24.50            76,750         2.9 Years         21.00              50,300           21.64
   -----------         ---------         ---------        ------             -------          ------
   $8.00-24.50         1,734,600         4.2 Years        $11.03             946,900          $11.29
   -----------         ---------         ---------        ------             -------          ------

b.    Warrants

      The Company had issued warrants to purchase 100,625 shares of its common stock. Those warrants were exercised on September 21, 1995. The Company has issued additional warrants to purchase 100,000 shares of its common stock. Those warrants were issued on April 22, 1997 and expired on April 22, 1998. The exercise price is $12.00 per share. The Company has committed to grant warrants to purchase 12,500 shares of its common stock to the Empire State Development Corporation in connection with a $500 grant that was finalized in March, 1998. Proceeds of the grant are to be used to fund certain equipment purchases and are contingent upon the Company achieving and maintaining minimum employment levels. The warrants may be exercised through December 31, 2002 at an exercise price equal to 60% of the average closing price for the 10

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 6-Stockholders Equity (Continued)

trading days preceding the exercise date, but not less than the average closing price during the 20 trading days prior to the grant.

d.    Reserved Shares

      The Company has reserved 2,159,125, 2,159,125 and 2,137,500 shares of common stock under the various stock option plans and warrants as of June 30, 1996, 1997, and 1998 respectively.

Note 7-401(K) Plan

      The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contributions. Effective January 1, 1997, the Board of Directors approved Company matching of employee contributions up to a maximum of 3% of the employee's income. For the year ended June 30, 1997 and 1998, the Company contributed $75 and $124 respectively.

Note 8-Inventories

      The composition of inventories were:

                                                                  June 30,
                                                            1997           1998
                                                           ------         ------

Raw materials ....................................         $2,994         $2,613
Work in process ..................................            548          1,333
Finished products ................................          2,647            192
                                                           ------         ------
                                                            6,189          4,138
Less: Reserve for obsolescence ...................            886            227
                                                           ------         ------
                                                           $5,303         $3,911
                                                           ======         ======

Note 9-Related Party Transactions

      The Company held approximately 339,016 shares (market value of $3,552) and 345,795 (market value of $3,155) of Intermagnetics General Corporation ("IGC") at June 30, 1997 and 1998, respectively. IGC is considered to be a related party since certain directors of the Company also serve as officers or directors of IGC.

Note 10-Business Segment Information

      The Company's operations are classified into two business segments: batteries and technology contracts. Operations within the battery segment include the manufacture and sale of lithium batteries. The technology contract segment includes revenue associated with the series of agreements with China Battery as

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 10-Business Segment Information (Continued)

well as various research and development contracts with other companies and the U.S. Government. There are no inter-segment sales.

                                               1996         1997         1998
                                             --------     --------     --------

Business Segment Results
Net Sales:
  Batteries .............................    $ 12,623     $ 14,765     $ 14,063
  Technology contracts ..................       2,478        1,176        2,328
                                             --------     --------     --------
                                             $ 15,101     $ 15,941     $ 16,391
                                             --------     --------     --------
Income (loss) before income taxes:
  Batteries .............................    $ (5,010)    $ (5,261)    $ (4,602)
  Technology contracts ..................         524          (62)         220
  Corporate administration ..............       1,247       (1,923)      (2,638)
                                             --------     --------     --------
                                             $ (3,239)    $ (7,246)    $ (7,020)
                                             --------     --------     --------
Depreciation and amortization:
  Batteries .............................    $    807     $    841     $  1,364
  Technology contracts ..................        --           --           --
  Corporate administration ..............        --           --           --
                                             --------     --------     --------
                                             $    807     $    841     $  1,364
                                             --------     --------     --------
Identifiable assets:
  Batteries .............................    $ 21,808     $ 25,833     $ 36,478
  Technology contracts ..................       2,122        1,742        1,517
  Corporate administration ..............      36,703       23,820       37,832
                                             --------     --------     --------
                                             $ 60,633     $ 51,395     $ 75,827
                                             --------     --------     --------
Capital expenditures:
  Batteries .............................    $  6,662     $  8,913     $ 12,245
  Technology contracts ..................        --           --           --
  Corporate administration ..............        --           --           --
                                             --------     --------     --------
                                             $  6,662     $  8,913     $ 12,245
                                             --------     --------     --------

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)

Note 10-Business Segment Information (Continued)

      Information concerning geographic area is as follows:

                                               1996         1997         1998
                                             --------     --------     --------
Revenue:
   United States ........................    $ 10,967     $ 10,612     $ 12,754
   United Kingdom                               4,134        5,329        3,637
                                             --------     --------     --------
                                             $ 15,101     $ 15,941     $ 16,391
                                             --------     --------     --------

(Income) Loss before income taxes:
   United States ........................    $ (1,605)    $ (6,916)    $ (9,053)
   United Kingdom                              (1,634)        (330)       2,033
                                             --------     --------     --------
                                             $ (3,239)    $ (7,246)    $ (7,020)
                                             --------     --------     --------

Identifiable assets:
   United States ........................    $ 56,367     $ 46,328     $ 67,312
   United Kingdom                               4,265        5,067        8,515
                                             --------     --------     --------
                                             $ 60,632     $ 51,395     $ 75,827
                                             --------     --------     --------

      United States revenues in fiscal 1996, 1997 and 1998 include export sales to non-affiliated customers of $2.4 million of which $1.4 million was primarily in Europe; $2.1 million of which $1.4 million was primarily in Europe; $3.5 million of which $2.5 million was primarily in Europe, respectively.

      United Kingdom revenues in fiscal 1996, 1997 and 1998 include export sales to non-affiliated customers of $2.4 million of which $1.6 million was primarily in Europe; $1.7 million of which $.7 million was primarily in the United States; and $1.9 million of which $.4 million was primarily in the United States and $.9 million was primarily in Europe, respectively.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ULTRALIFE BATTERIES, INC.

                                            By: /s/ Bruce Jagid
                                                --------------------------------
                                                Bruce Jagid
                                                Chairman and
                                                Chief Executive Officer

Date: September 28, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 28, 1998                        /s/ Roger D. O"Brien
                                                --------------------------------
                                                Roger D. O"Brien
                                                Chief Operating Officer
                                                (Principal Executive Officer)

Date: September 28, 1998                        /s/ Frederick F. Drulard
                                                --------------------------------
                                                Frederick F. Drulard
                                                Vice President Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Date: September 28, 1998                        /s/ Joseph C. Abeles
                                                --------------------------------
                                                Joseph C. Abeles (Director)

Date:
                                                --------------------------------
                                                Joseph N. Barrella (Director)

Date: September 28, 1998                        /s/ Richard Hansen
                                                --------------------------------
                                                Richard Hansen (Director)

Date: September 28, 1998                        /s/ Bruce Jagid
                                                --------------------------------
                                                Bruce Jagid (Director)

Date: September 28, 1998                        /s/ Arthur Lieberman
                                                --------------------------------
                                                Arthur Lieberman (Director)

Date: September 28, 1998                        /s/ Martin Rosansky
                                                --------------------------------
                                                Martin Rosansky (Director)

Date: September 28, 1998                        /s/ Carl Rosner
                                                --------------------------------
                                                Carl Rosner (Director)