Form 10-Q
period 1998-09-30
ULTRALIFE BATTERIES INC
filed 1998-11-13
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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

                2000 Technology Parkway, Newark, New York 14513
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common stock, $.10 par value - 10,484,886 shares outstanding as of September 30, 1998.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -June 30, 1998 and
          September 30, 1998...............................................    3

        Condensed Consolidated Statements of Operations -
         Three months ended September 30, 1997 and 1998....................    4

        Condensed Consolidated Statements of Cash Flows Three months
         ended September 30, 1997 and 1998.................................    5

        Notes to Condensed Consolidated Financial Statements ..............  6-8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................... 9-11

PART II OTHER INFORMATION

SIGNATURES ................................................................   12

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                As of
                                                        June 30,   September 30,
                      ASSETS                             1998         1998
                                                         ----         ----
Current assets:
   Cash and cash equivalents                           $    872     $     46
   Available-for-sale securities                         34,816       30,300
   Trade accounts receivable ( less
   allowance for doubtful accounts
   of $158, and $161 at June 30, 1998
   and September 30, 1998, respectively)                  3,046        3,007
   Inventories                                            3,911        4,424
   Prepaid expenses and other current assets              2,144        3,080
                                                       --------     --------

  Total current assets                                   44,789       40,857
                                                       --------     --------
Property and equipment:
  Machinery and equipment                                33,113       34,345
  Leasehold improvements                                    863          863
                                                       --------     --------
                                                         33,976       35,208
  Less - Accumulated depreciation and amortization        3,828        4,272
                                                       --------     --------
                                                         30,148       30,936
                                                       --------     --------
Other  assets and deferred charges:
  Technology licensee agreements
   (net of accumulated  amortization of
   $561 and $676, at June 30, 1998
   and September 30,1998 respectively)                      890          775
                                                       --------     --------
                                                            890          775
                                                       --------     --------

  Total Assets                                         $ 75,827     $ 72,568
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Capital lease                                       $     50     $     50
   Accounts payable                                       4,785        3,617
   Accrued compensation                                     335          417
   Customer advances                                        334          334
   Other current liabilities                              1,540        1,786
                                                       --------     --------
Total current  liabilities                                7,044        6,204
                                                       --------     --------
Long - term liabilities:
    Capital lease obligation                                197          197
                                                       --------     --------
Total long - term  liabilities                              197          197
                                                       --------     --------
Commitments and contingencies (Note 6)
Stockholders' equity :
  Preferred stock, par value $0.10 per share,
   authorized 1,000,000 shares-
   none outstanding Common stock, par
   value $0.10 per share, authorized
   12,000,000 shares in 1997 and
   20,000,000 in 1998; outstanding -
   7,926,086 in 1997 and 10,485,136 in 1998               1,051        1,051
   Capital in excess of par value                        93,605       93,605
   Accumuleted other comprehensive income                 1,368          878
   Accumulated deficit                                  (27,135)     (29,064)
                                                       --------     --------
                                                         68,889       66,470

   Less --Treasury stock, at cost 27,250 shares            (303)        (303)
                                                       --------     --------
Total Stockholders' Equity                               68,586       66,167
                                                       --------     --------
Total Liabilities and Stockholders' Equity             $ 75,827     $ 72,568
                                                       ========     ========

    The accompanying notes are an integral part of the financial statements.

                    ULTRALIFE BATTERIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended September 30,

                                                     1997           1998
                                                     ----           ----
Revenues:
     Battery sales                               $      3,693    $      3,757
     Technology contracts                               1,183             465
                                                 ------------    ------------
Total revenues                                          4,876           4,222

Cost of products sold:
     Battery costs                                      3,182           3,548
     Technology contracts                               1,046             386
                                                 ------------    ------------
Total cost of products sold                             4,228           3,934
                                                 ------------    ------------

Gross profit                                              648             288


Operating expenses:
  Research and development                                906           1,828
  Selling, general, and administrative                  1,189           1,300
  Loss (Gain) on fires                                   --              (468)
                                                 ------------    ------------
Total Operating and other expenses                      2,095           2,660


Other income (expense):
  Interest income                                         253             449
  Miscellaneous                                           (13)             (7)
                                                 ------------    ------------
Loss before income taxes                               (1,207)         (1,930)
                                                 ------------    ------------

Income taxes                                             --              --
                                                 ------------    ------------

Net loss                                         $     (1,207)   $     (1,930)
                                                 ============    ============

Net loss per common share                        $      (0.15)   $      (0.18)
                                                 ============    ============

Weighted average number of shares outstanding       7,949,727      10,484,886
                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                     ULTRALIFE BATTERIES, INC.AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended September 30,

                                                     1997             1998
                                                     ----             ----

OPERATING ACTIVITIES
Net loss                                          $ (1,207)         $ (1,930)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                          214               559
Provision for inventory obsolescence                  --                  (6)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable          (949)               39
  Decrease (increase) in inventories                   665              (507)
  Decrease (increase) in prepaid expenses
       and other current assets                        702              (936)
  Increase (decrease) in accounts payable
       and other current liabilities                   299              (840)
                                                  --------          --------
Net cash used in operating activities                 (276)           (3,621)
                                                  --------          --------

INVESTING ACTIVITIES
Purchase of property and equipment                  (1,564)           (1,232)
Purchase of securities                             (15,946)          (27,871)
Sales of securities                                    768            26,298
Maturities of securities                            16,757             5,481
                                                  --------          --------
Net cash provided by investing activities               15             2,676
                                                  --------          --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                 176              --
                                                  --------          --------
Net cash provided by  financing activities             176              --
                                                  --------          --------

Effect of exchange rate changes on cash               (197)              119
                                                  --------          --------

Decrease in cash and cash equivalents                 (282)             (826)

Cash and cash equivalents at
  beginning of period                                2,311               872

                                                  --------          --------
Cash and cash equivalents at end of period        $  2,029          $     46
                                                  ========          ========

Supplemental disclosure of noncash investing and financing activities

Unrealized gain on securities                     $    209          $    608
                                                  ========          ========

    The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

            In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1998 and the results of operations and cash flows for the three month periods ended September 30,1997 and 1998. The results for the three months September 30, 1998 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1998, filed on Form 10-K on September 29, 1998.

2. NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period; common stock options have not been included since their inclusion would be antidilutive.

3. NEW ACCOUNTING PRONOUNCEMENTS

            Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. The standard is applicable for fiscal years beginning after December 15, 1997. The Company has adopted the provision of SFAS No. 130. In the three months September 30, 1997 and 1998 other comprehensive income totaled $12,000 and $490,000. The other comprehensive income relates to changes in foreign currency translation and unrealized gains on securities.

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

4. INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories were:

                                                            $(000)
                                               June 30, 1998   September 30,1998
                                           -------------------------------------

      Raw materials                                   $2,613              $3,121
      Work in process                                  1,333               1,266
      Finished products                                  192                 258
                                           -------------------------------------
                                                       4,138               4,645
      Less: Reserve for obsolescence                     227                 221
                                           -------------------------------------
                                                      $3,911              $4,424
                                           -------------------------------------

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

            In August 1998, the Company, its Directors, certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by a stockholder, purportedly on behalf of a class of stockholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's common stock. The complaint alleges that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's common stock at artificially inflated prices and were damaged thereby. The Company believes that the litigation is without merit and intends to defend it vigorously. This litigation has just been commenced and the amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operation.

            The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements.

            This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 1998.

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 1998 and 1997

            Total revenues of the Company decreased $654,000 from $4,876,000 for the three months ended September 30, 1997 to $4,222,000 for the three months ended September 30, 1998. Battery sales increased $64,000, or approximately 2%, from $3,693,000 for the three months ended September 30, 1997 to $3,757,000 for the three months period ended September 30, 1998. The increase in battery sales was primarily due to a 38% increase in 9-volt battery sales and the resumption of high rate lithium battery sales at the Company's U.K. subsidiary. These gains were substantially offset by lower sales of military batteries (BA-5372) following the completion of a
      U. S. Army production contract in fiscal 1998. Technology contract revenues decreased $718,000, or approximately 61%, from $1,183,000 in the three months ended September 30, 1997 to $465,000 for the same period this year. This decrease reflects both the completion of certain contracts during fiscal 1998 and the timing of new contract awards.

            Cost of products sold decreased $294,000 from $4,228,000 for the three months ended September 30, 1997 to $3,934,000 for the three months ended September 30, 1998. Cost of batteries sold increased $366,000 from $3,182,000 for the three months ended Septembers 30, 1997 to $3,548,000 for the comparable period this year. As a percentage of sales, cost of batteries sold increased from 86% to 94% for the three months ended September 30, 1998. The increase in cost of batteries sold as a percentage of sales primarily reflects a shift in product mix. The cost of the U. S. Army military batteries (BA-5372) in the first quarter last year as a percentage of sales was relatively lower than that achieved for the Company's other batteries. There were no (BA-5372) battery sales in the current quarter. Cost of products sold includes insurance proceeds received by Ultralife UK for business interruption amounting to $355,000 in the three month period last year and $506,000 in the current year period. These receipts offset unabsorbed overhead expenses resulting from lower production volumes associated with suspended manufacturing operations following the December 1996 fire. Technology contracts cost of sales decreased $660,000 from $1,046,000, or 88% of revenue, for the three months ended September 30, 1997 to $386,000, or 83% of revenue, for the same period this year. The decrease in technology contract cost of sales as a percentage of revenue reflects improved performance on contracts, principally at the Company's UK subsidiary.

            Operating and other expenses increased $565,000 from $2,095,000 for the three months ended September 30, 1997 to $2,660,000 for the three months ended September 30, 1998. Of the Company's operating and other expenses, research and development expenses increased $922,000 from $906,000 in the three month period last year to $1,828,000 for the comparable period this year. Research and development expenses increased as a result of the Company's efforts to improve its production processes and performance of its advanced rechargeable battery coupled with the lower level of technology contracts which absorbed a much higher level of development expenses in the year ago period. Selling, general and administration expenses increased $111,000 from $1,189,000 for the three month period last year to $1,300,000 for the same period this year. This increase is primarily attributable to increased personnel to support he company's expansion plans. Operating and other expenses also decreased by $468,000 reflecting gains from insurance proceeds to replace assets previously written off due to the fire in December 1996 at Ultralife UK.

            Interest income increased $196,000 from $253,000 in the three months ended September 30, 1997 to $449,000 for the three months ended September 30, 1998. The increase of interest income is principally the result of higher average balances invested following the public offering completed April 30, 1998.

            Net losses increased $723,000 from $1,207,000, or $0.15 per share, for the three months ended September 30, 1997 to $1,930,000, or $0.18 per share, for the three months ended September 30, 1998, primarily as a result of the reasons described above.

      Liquidity and Capital Resources

            The Company used $3,621,000 cash in operating activities during the first three months of fiscal 1998. This is the net result of net losses for the period, increased inventories to support increasing production rates of the Company's 9-volt batteries, increased prepaid and other current assets including earned but unbilled government contract revenues and lower accounts payable partially offset by depreciation and amortization expense. Additionally, the Company spent $1,232,000 of cash for capital additions for production equipment and facilities improvements.

            The Company has long-term debt of $197,000 relating to the capital lease obligation for the Company's Newark, New York offices and manufacturing facilities. A line of credit in the amount of $330,000 is maintained by Ultralife UK for short term working capital requirements. With planned sales growth, the Company is exploring obtaining working capital lines of credit of approximately $15,000,000.

            The Company's capital resource commitments as of September 30, 1998 consist principally of capital equipment commitments of approximately $1,286,000. The Company believes its current financial position and cash flows from operations will be adequate to support its financial requirements through fiscal 1998

      Year 2000 Disclosure

            The "year 2000 Issue" is the result of computer programs being written using only two digits as opposed to four to represent the applicable year. Computer programs that have time sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or an error in calculation. This year 2000 issue is believed to affect all companies and organizations, including the Company.

            The Company is taking a number of steps in an effort to assess its readiness for year 2000 issues, including reviewing all business systems, testing equipment, surveying key material suppliers, and completing the remediation plan.

            The Company's review and assessment to date has determined that the present accounting systems are not year 2000 compliant. The Company has an ongoing project to select and install an enterprise-wide software system to improve the flow of management information and control of operations. The Company has specified that the software system must be year 2000 compliant. This project began last year and is expected to be completed during 1999. The cost of the software together with additional hardware is estimated to be between $400,000 and $600,000. Most of these costs will be capitalized.

            In addition to internal Year 2000 activities, the Company is in contact with its key suppliers and vendors to assess state of readiness and compliance. The company has issued documentation to key vendors and suppliers and is in the process of receiving assurances from these companies that all new equipment purchased is year 2000 compliant, and that the supply of materials necessary to the continued smooth operation of the company will not be materially effected by any year 2000 issues. It is difficult to predict the year 2000 problems at our vendors and suppliers, however, results to date have not indicated any significant problems.

            While at present, the Company believes that the cost of completing the assessment and remediations plan will not be material, and that the risks to the Company with respect to year 2000 issues are not significant, the Company cannot, at this time, fully assess the potential impact. Management will continue to examine the year 2000 issues as it potentially impacts the Company and will develop contingency plans as necessary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ULTRALIFE BATTERIES, INC.
                                          (Registrant)

    Date:  November 13, 1998         By: /s/ Bruce Jagid
                                         ---------------------------------------
                                         Bruce Jagid
                                         Chief Executive Officer

    Date:  November 13,1998          By: /s/ Frederick F. Drulard
                                         ---------------------------------------
                                         Frederick F. Drulard
                                         Vice President, Chief Financial Officer