Form 10-Q
period 1998-12-31
ULTRALIFE BATTERIES INC
filed 1999-02-12
CIK 875657

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

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
  (State or other jurisdiction              (I.R.S. employer Identification No.)
of incorporation or organization)

                2000 Technology Parkway, Newark, New York 14513
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 332-7100
              (Registrant's telephone number, including area code)

        _________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes..X..   No.....

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.10 par value - 10,485,136 shares outstanding as of January 31, 1999.

                            ULTRALIFE BATTERIES, INC.

                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - December 31, 1998 and
          June 30, 1998 ...................................................    3

        Condensed Consolidated Statements of Operations -
          Three and six months ended
          December 31, 1998 and 1997 ......................................    4

        Condensed Consolidated Statements of Cash Flows -
          Six months ended December 31, 1998 and 1997 .....................    5

        Notes to Condensed Consolidated Financial Statements ..............    6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................    8

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...............   12

Item 5. Other Information .................................................   12

Item 6. Exhibits and Reports on Form 8-K ..................................   12

SIGNATURES ................................................................   13

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                         December 31,
                                                             1998       June 30,
                      ASSETS                             (Unaudited)     1998
                                                         -----------     ----
Current assets:
   Cash and cash equivalents                             $  2,415      $    872
   Available-for-sale securities                           26,432        34,816
   Trade accounts receivable (less allowance
   for doubtful accounts of $237 and $158 at
   December 31, 1998 and June 30, 1998,
   respectively)                                            3,061         3,046
   Inventories                                              4,135         3,911
   Prepaid expenses and other current assets                2,445         2,144
                                                         --------      --------
       Total current assets                                38,488        44,789
                                                         --------      --------

Property and equipment:
  Machinery and equipment                                  35,261        33,113
  Leasehold improvements                                      863           863
                                                         --------      --------
                                                           36,124        33,976
  Less - Accumulated depreciation and
  amortization                                              4,717         3,828
                                                         --------      --------
                                                           31,407        30,148
                                                         --------      --------
Other assets and deferred charges:
  Technology licensee agreements (net
  of accumulated amortization of $791
  and $561, at December 31, 1998 and
  June 30, 1998, respectively)                                660           890
                                                         --------      --------
                                                              660           890
                                                         --------      --------
Total Assets                                             $ 70,555      $ 75,827
                                                         ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Capital lease                                         $     50      $     50
   Accounts payable                                         3,936         4,785
   Accrued compensation                                       304           335
   Customer advances                                          334           334
   Other current liabilities                                1,231         1,540
                                                         --------      --------
       Total current liabilities                            5,855         7,044
                                                         --------      --------
Long - term liabilities:
   Capital lease obligation                                   147           197
                                                         --------      --------
       Total long - term liabilities                          147           197
                                                         --------      --------
Commitments and contingencies (Note 6)
Stockholders' equity:
   Preferred stock, par value $0.10 per
   share, authorized 1,000,000 shares-
   none outstanding
   Common stock, par value $0.10 per share,
     authorized 20,000,000 shares;
     outstanding- 10,485,136                                1,051         1,051
   Capital in excess of par value                          93,605        93,605
   Accumulated other comprehensive income                     270         1,368
   Accumulated deficit                                    (30,070)      (27,135)
                                                         --------      --------
                                                           64,856        68,889
   Less --Treasury stock, at
   cost -- 27,250 shares                                     (303)         (303)
                                                         --------      --------
        Total Stockholders' Equity                         64,553        68,586
                                                         --------      --------
Total Liabilities and Stockholders'
Equity                                                   $ 70,555      $ 75,827
                                                         ========      ========

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months                    Six Months
                                              Ended December 31,             Ended December 31,
                                             1998           1997            1998            1997
                                         ------------    -----------    ------------    -----------
Revenues:
  Battery sales                          $      4,725    $     3,879    $      8,482    $     7,573
  Technology contracts                            435            243             900          1,426
                                         ------------    -----------    ------------    -----------
Total revenues                                  5,160          4,122           9,382          8,999

Cost of products sold:
  Battery costs                                 4,201          3,608           7,749          6,790
  Technology contracts                            302            215             688          1,261
                                         ------------    -----------    ------------    -----------
Total cost of products sold                     4,503          3,823           8,437          8,051
                                         ------------    -----------    ------------    -----------

Gross profit                                      657            299             945            948

Operating and other expenses:
  Research and development                      1,600          1,857           3,428          2,763
  Selling, general, and administrative          1,348          1,424           2,648          2,613
  Loss (Gain) on fires                           (949)        (1,195)         (1,417)        (1,195)
                                         ------------    -----------    ------------    -----------
Total operating and other expenses              1,999          2,086           4,659          4,181

Other income (expense):
  Interest income                                 361            174             810            427
  Miscellaneous                                   (24)            (9)            (31)           (22)
                                         ------------    -----------    ------------    -----------
Loss before income taxes                       (1,005)        (1,622)         (2,935)        (2,828)
                                         ------------    -----------    ------------    -----------

Income taxes                                     --             --              --             --
                                         ------------    -----------    ------------    -----------

Net loss                                 $     (1,005)   $    (1,622)   $     (2,935)   $    (2,828)
                                         ============    ===========    ============    ===========

Net loss per common share                $      (0.10)   $     (0.20)   $      (0.28)   $     (0.36)
                                         ============    ===========    ============    ===========

Weighted average shares outstanding        10,485,136      7,955,569      10,485,136      7,942,300
                                         ============    ===========    ============    ===========

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                               December 31,
                                                            1998         1997
                                                          --------     --------
OPERATING ACTIVITIES
Net loss                                                  $ (2,935)    $ (2,828)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                1,119          532
Changes in operating assets and liabilities:
  (Increase) in accounts receivable                            (15)      (2,416)
  (Increase) decrease in inventories                          (224)       1,812
  (Increase) decrease in prepaid expenses
       and other current assets                               (301)       1,053
  Increase (decrease) in accounts payable
       and other current liabilities                        (1,189)       1,797
                                                          --------     --------
Net cash used in operating activities                       (3,545)         (50)
                                                          --------     --------

INVESTING ACTIVITIES
Purchase of property and equipment                          (2,148)      (5,705)
Purchase of securities                                     (52,126)     (40,589)
Sales of securities                                         43,576       39,209
Maturities of securities                                    15,884        7,402
                                                          --------     --------
Net cash provided by investing activities                    5,186          317
                                                          --------     --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                        --            467
                                                          --------     --------
Net cash provided by financing activities                     --            467
                                                          --------     --------

Effect of exchange rate changes on cash                        (98)        (271)
                                                          --------     --------

Increase in cash and cash equivalents                        1,543          463

Cash and cash equivalents at beginning of period               872        2,311
                                                          --------     --------
Cash and cash equivalents at end of period                $  2,415     $  2,774
                                                          ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized (loss) on securities                           $ (1,000)    $   (677)
                                                          ========     ========

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

            In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at December 31, 1998 and the results of operations and cash flows for the three and six month periods ended December 31, 1998 and 1997. The results for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1998, filed on Form 10-K on September 29, 1998.

2.    NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options have not been included since their inclusion would be antidilutive.

3.    NEW ACCOUNTING PRONOUNCEMENTS

            Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. The standard is applicable for fiscal years beginning after December 15, 1997. The Company has adopted the provision of SFAS No. 130. Other comprehensive income
      (loss) for the three and six month periods ended December 31, 1998 was ($608,000) and ($1,098,000), respectively. Other comprehensive income
      (loss) for the three and six month periods ended December 31, 1997 was ($960,000) and ($948,000), respectively. The other comprehensive losses relate to unrealized gains/(losses) on investment securities and changes in foreign currency translation.

            SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in the financial statements. The standard is required to be adopted for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1999 financial statements. The Company has not yet determined the impact of this standard on its financial statements.

            SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting for derivative instruments and hedging activities. The statement is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this standard on its financial statements.

4.   INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories were:

                                                   (Dollars in thousands)
                                                 December 31,    June 30,
                                                   1998            1998
                                                 ------------------------
      Raw materials                               $3,147           $2,613
      Work in process                              1,114            1,333
      Finished products                              127              192
                                                 ------------------------
                                                   4,388            4,138
      Less: Reserve for obsolescence                 253              227
                                                 ------------------------
                                                  $4,135           $3,911
                                                 ------------------------

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

6.    COMMITMENTS and CONTINGENCIES

            In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by a stockholder, purportedly on behalf of a class of stockholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's common stock. The complaint alleges that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's common stock at artificially inflated prices and were damaged thereby. The Company believes that the litigation is without merit and intends to defend it vigorously. The time to Answer has not yet run. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

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

Results of Operations

Three months ended December 31, 1998 and 1997

      Total revenues of the Company increased $1,038,000, or 25%, from $4,122,000 for the three months ended December 31, 1997 to $5,160,000 for the three months ended December 31, 1998. Battery sales increased $846,000, or 22%, from $3,879,000 to $4,725,000. The increase in battery sales was primarily due to an increase in 9-volt battery sales, partially offset by lower sales of military batteries (BA-5372) following the completion of a U.S. Army production contract in fiscal 1998. Technology contract revenues increased $192,000, or 79%, from $243,000 to $435,000 reflecting increased work on government sponsored programs for both primary and rechargeable batteries.

      Cost of products sold increased $680,000, or 18%, from $3,823,000 for the three months ended December 31, 1997 to $4,503,000 for the three months ended December 31, 1998. Cost of batteries sold increased $593,000, or 16%, from $3,608,000 to $4,201,000. As a percentage of sales, cost of batteries sold decreased from 93% to 89%. The decrease in cost of batteries sold as a percentage of sales primarily reflects favorable product mix with favorable profit margins. Cost of products sold includes insurance proceeds received by Ultralife UK for business interruption amounting to $279,000 in the three-month period last year and $705,000 in the current year period. These receipts offset manufacturing variances in the UK resulting from low production volumes and the start-up of high rate lithium battery production following the December 1996 fire. Technology contract cost of sales increased $87,000 from $215,000, or 88% of sales, for the three months ended December 31, 1997 to $302,000, or 69% of sales, for the same period this year. The decrease in technology contract cost of sales as a percentage of sales reflects increased Ultralife UK programs, which have more favorable profit margins.

      Operating and other expenses decreased $87,000 from $2,086,000 for the three months ended December 31, 1997 to $1,999,000 for the three months ended December 31, 1998. Of the Company's operating and other expenses, research and development expenses decreased $257,000 (14%) from $1,857,000 to $1,600,000. In the prior year, research and development expenses included higher expenditures to accelerate the development of a new notebook computer rechargeable battery. Selling, general and administrative expenses decreased $76,000 (5%) from $1,424,000 to $1,348,000 primarily due to decreased advertising expenses. Gains from insurance proceeds relating to the December 1996 fire at the Company's United Kingdom facility decreased $246,000 from $1,195,000 to $949,000 as the UK facility has recommenced operations and substantially all insurance proceeds have been collected.

      Interest income increased $187,000 from $174,000 in the three months ended December 31, 1997 to $361,000 for the three months ended December 31, 1998. The increased interest income is principally the result of higher average balances invested following the public securities offering completed April 30, 1998.

      Net loss decreased $617,000, or 38%, from $1,622,000, or $0.20 per share, for the three months ended December 31, 1997 to $1,005,000, or $0.10 per share, for the three months ended December 31, 1998, primarily as a result of the reasons described above.

Six months ended December 31, 1998 and 1997

      Total revenues of the Company increased $383,000, or 4%, from $8,999,000 in the six months ended December 31, 1997 to $9,382,000 in the six months ended December 31, 1998. Battery sales increased $909,000, or 12%, from $7,573,000 to $8,482,000. The increase in battery sales was primarily due to increased 9-volt lithium battery sales and the resumption of high rate lithium battery sales at the Company's U.K. subsidiary. These gains were partially offset by lower sales of military batteries (BA-5372) following the completion of a U.S. Army production contract in fiscal 1998. Technology contract revenues decreased $526,000, or 37%, from $1,426,000 in the six months ended December 31, 1997 to $900,000 for the six months ended December 31, 1998. This decrease primarily reflects the completion of certain contracts during fiscal 1998 and delays in starting work on new contract awards this year.

      Cost of products sold increased $386,000 from $8,051,000 for the six months ended December 31, 1997 to $8,437,000 for the six months ended December 31, 1998. Cost of batteries sold increased $959,000 from $6,790,000 to $7,749,000. As a percentage of sales, cost of batteries sold increased from 90% to 91% for the six months ended December 31, 1998 compared to the same period in 1997. The increase in cost of batteries sold as a percentage of sales reflects a shift in product mix. The cost of military batteries (BA-5372) sold in the six months ended December 31, 1997, as a percentage of sales, was relatively lower than that incurred for the Company's other batteries. Cost of products sold includes insurance proceeds received by Ultralife U.K. for business interruption amounting to $637,000 in the six months ending December 31, 1997 and $1,211,000 in the current year period. These receipts offset manufacturing variances in the U.K. resulting from low production volumes and the start up of high rate lithium battery production following the December 1996 fire. Technology contract cost of sales decreased $573,000 from $1,261,000, or 88% of sales, for the six months ended December 31, 1997 to $688,000, or 76% of sales, for the six months ended December 31,1998. The decrease in technology contract cost of sales as a percentage of sales reflects improved performance on contracts, principally at the Company's U.K. subsidiary.

      Operating and other expenses increased $478,000 (11%) from $4,181,000 for the six months ended December 31, 1997 to $4,659,000 for the six months ended December 31, 1998. Of the Company's operating and other expenses, research and development expenses increased $665,000 (24%) from $2,763,000 to $3,428,000. Research and development expenses increased as a result of the Company's efforts to improve its production processes and performance of its lithium-ion polymer rechargeable battery coupled with a lower level of technology contracts which absorb a portion of the Company's development expenses. Selling, general and administrative expenses were relatively flat year over year. Operating and other expenses include gains of $1,195,000 for the six months ended December 31, 1997 and $1,417,000 for the six months ended December 31, 1998. These gains reflected the receipt of insurance proceeds to reinstate the Company's U. K. subsidiary following the December 1996 fire.

      Interest income increased $383,000 from $427,000 in the six months ended December 31, 1997 to $810,000 for the six months ended December 31, 1998. The higher interest income in the current year is principally the result of higher average balances invested following the public securities offering completed April 30, 1998.

      Net losses were $2,828,000, or $0.36 per share, in the six months ended December 31, 1997, compared to $2,935,000, or $0.28 per share, for the six months ended December 31, 1998, primarily as a result of the reasons described above.

Liquidity and Capital Resources

      The Company used $3,545,000 of cash in operating activities during the first six months of fiscal 1998. This usage of cash related to the net loss reported for the period, higher inventories to support increasing production rates of the Company's 9-volt lithium batteries, increased prepaid and other current assets including earned but unbilled government contract revenues and lower accounts payable, partially offset by depreciation and amortization expense. In addition, the Company spent $2,148,000 of cash for capital additions for production equipment and facilities improvements.

      The Company had long-term debt of $147,000 relating to the capital lease obligation for the Company's Newark, New York offices and manufacturing facilities. Ultralife UK maintains a line of credit in the amount of $330,000 for short-term working capital requirements. With planned sales growth, the Company is continuing to explore obtaining working capital lines of credit of approximately $15,000,000. No commitments for this financing have been obtained to date.

      The Company's capital resource commitments as of December 31, 1998 consisted principally of capital equipment commitments of approximately $1,400,000. The Company believes its current financial position and cash flows from operations will be adequate to support its financial requirements through fiscal 1998.

Year 2000 Disclosure

      The "Year 2000" issue is the result of computer programs being written using only two digits as opposed to four to represent the applicable year. Computer programs that have time sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or an error in calculation. This Year 2000 issue is believed to affect all companies and organizations, including the Company.

      The Company is taking a number of steps in an effort to assess its readiness for Year 2000 issues, including reviewing all business systems, testing equipment, surveying key material suppliers, and completing the remediation plan.

      The Company's review and assessment to date has determined that the present U.S. accounting systems are not Year 2000 compliant. The Company has an ongoing project to select and install an enterprise-wide software system to improve the flow of management information and control of operations. The Company has specified that the software system must be Year 2000 compliant. This project began last year and is expected to be completed during 1999. The total costs of this project, including hardware, software, consulting and implementation costs, are estimated to be between $400,000 and $600,000. Most of these costs will be capitalized.

      In addition to internal Year 2000 activities, the Company is in contact with its key suppliers and vendors to assess their state of readiness and compliance. The Company has issued documentation to key vendors and suppliers and is receiving assurances from these companies that all new equipment purchased is Year 2000 compliant, and that the supply of materials necessary to the continued smooth operation of the Company will not be materially effected by any Year 2000 issues. It is difficult to predict the Year 2000 problems at our vendors and suppliers. However, results of our surveys and contacts to date have not indicated any significant problems.

      While the Company believes that the cost of completing the assessment and remediation plan will not be material and that the risks to the Company with respect to Year 2000 issues are manageable, the Company cannot, at this time, fully assess the potential impact. Management is continuing to examine the Year 2000 issues as they potentially impact the Company and is developing contingency plans as necessary.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On December 8, 1998, an Annual Meeting of Shareholders of the Company was held.

      (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all seven nominees for Director with the following vote:

      DIRECTOR                             FOR             AGAINST    ABSTAIN
      --------                             ---             -------    -------
      Joseph C. Abeles                     9,733,924        93,414       0
      Joseph N. Barrella                   9,735,084        92,314       0
      Richard Hansen                       9,699,984       127,414       0
      Bruce Jagid                          9,735,084        92,314       0
      Arthur Lieberman                     9,699,984       127,414       0
      Martin Rosansky                      9,735,084        92,314       0
      Carl H. Rosner                       9,735,084        92,314       0

Item 5. Other Information

      On December 8, 1998, the Company announced that it had entered into a venture with the PGT Energy Corp. (PGT), together with a group of investors, to produce Ultralife's advanced solid polymer rechargeable batteries in Taiwan. Ultralife will provide UTI with its proprietary solid polymer battery technology and $8.75 million in cash, which will be generated by selling 700,000 shares of Ultralife common stock to UTI at $12.50 per share. Ultralife will be UTI's largest shareholder, with 47% ownership, and hold half of the seats on UTI's board of directors. Ultralife will also receive the first $2.5 million of profit distributions. PGT and the group of investors will fund UTI with $21.25 million in cash and hold the remaining seats on the board. Formal incorporation and initial capitalization of the venture is expected to be completed before the end of March 1999. The target launch date for manufacturing operations is mid-calendar year 2000.

      On January 27, 1999, the Company announced the resignation of Mr. Bruce Jagid as Chief Executive Officer and Chairman of the Board. The Board of Directors has retained a prominent executive search firm to assist in recruiting a new CEO. The Board has asked Mr. Joseph C. Abeles, an outside Director and co-founder of the Company, to lead an Executive Management Committee comprised of key members of management. Mr. Abeles has assumed the duties of the Chief Executive Officer until the search is completed. The Board of Directors also elected Mr. Arthur Lieberman, a co-founder and Director of the Company, to be the new Chairman of the Board. Mr. Jagid will remain on the Board as an active member.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None filed during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ULTRALIFE BATTERIES, INC.
                                                 (Registrant)

Date: February 12, 1999                  By: /s/ Joseph C. Abeles
                                            -------------------------
                                         Joseph C. Abeles
                                         Chief Executive Officer

Date: February 12, 1999                  By: /s/ Frederick F. Drulard
                                            -------------------------
                                         Frederick F. Drulard
                                         Vice President, Chief Financial Officer