Form 10-Q
period 1999-03-31
ULTRALIFE BATTERIES INC
filed 1999-05-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

          Common stock, $.10 par value - 10,485,136 shares outstanding as of April 30, 1999.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           March 31, 1999 and June 30, 1998................................   3

         Condensed Consolidated Statements of Operations -
           Three and nine months ended
           March 31, 1999 and 1998.........................................   4

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended March 31, 1999 and 1998.......................   5

         Notes to Condensed Consolidated Financial Statements .............   6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................   8

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  12

Item 6.  Exhibits and Reports on Form 8-K..................................  12

SIGNATURES ................................................................  13

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                          March 31,
                                                             1999      June 30,
                        ASSETS                           (Unaudited)     1998
                                                          ---------    --------
Current assets:
   Cash and cash equivalents                               $  1,116    $    872
   Available-for-sale securities                             25,651      34,816
   Trade accounts receivable (less allowance
     for doubtful accounts of $252 and $158 at
     March 31, 1999 and June 30, 1998, respectively)          3,410       3,046
   Inventories                                                4,259       3,911
   Prepaid expenses and other current assets                  2,417       2,144
                                                           --------    --------
       Total current assets                                  36,853      44,789
                                                           --------    --------
Property and equipment:
  Machinery and equipment                                    35,456      33,113
  Leasehold improvements                                      1,016         863
                                                           --------    --------
                                                             36,472      33,976
  Less - Accumulated depreciation and amortization            5,145       3,828
                                                           --------    --------
                                                             31,327      30,148
                                                           --------    --------
Other assets and deferred charges:
  Technology licensee agreements (net of accumulated
   amortization of $906 and $561 at March 31, 1999
   and June 30, 1998, respectively)                             545         890
                                                           --------    --------
                                                                545         890
                                                           --------    --------
Total Assets                                               $ 68,725    $ 75,827
                                                           ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligation             $     50    $     50
   Accounts payable                                           3,736       4,785
   Accrued compensation                                         219         335
   Customer advances                                            334         334
   Other current liabilities                                  1,238       1,540
                                                           --------    --------
       Total current liabilities                              5,577       7,044
                                                           --------    --------
Long - term liabilities:
   Capital lease obligation                                     157         197
                                                           --------    --------
       Total long - term liabilities                            157         197
                                                           --------    --------
Commitments and contingencies (Note 6)
Stockholders' equity :
   Preferred stock, par value $0.10 per share,
     authorized 1,000,000 shares- none outstanding
   Common stock, par value $0.10 per share,
     authorized 20,000,000 shares; outstanding
     - 10,485,136                                             1,051       1,051
   Capital in excess of par value                            93,605      93,605
   Accumulated other comprehensive income                       760       1,368
   Accumulated deficit                                      (32,122)    (27,135)
                                                           --------    --------
                                                             63,294      68,889

   Less --Treasury stock, at cost -- 27,250 shares             (303)       (303)
                                                           --------    --------
        Total Stockholders' Equity                           62,991      68,586
                                                           --------    --------
Total Liabilities and Stockholders' Equity                 $ 68,725    $ 75,827
                                                           ========    ========

The accompanying notes are an integral part of the financial statements.

                           ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                         Three Months Ended March 31,     Nine Months Ended March 31,
                                         ----------------------------    ----------------------------
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
Revenues:
  Battery sales                          $      5,425    $      3,065    $     13,907    $     10,638
  Technology contracts                            169             394           1,069           1,820
                                         ------------    ------------    ------------    ------------
Total revenues                                  5,594           3,459          14,976          12,458

Cost of products sold:
  Battery costs                                 4,839           2,326          12,588           9,117
  Technology contracts                            129             306             817           1,566
                                         ------------    ------------    ------------    ------------
Total cost of products sold                     4,968           2,632          13,405          10,683
                                         ------------    ------------    ------------    ------------

Gross profit                                      626             827           1,571           1,775

Operating and other expenses:
  Research and development                      1,360           2,180           4,788           4,943
  Selling, general, and administrative          1,665           1,417           4,313           4,030
  Gain on fires                                  --              (417)         (1,417)         (1,612)
                                         ------------    ------------    ------------    ------------
Total operating and other expenses              3,025           3,180           7,684           7,361

Other income (expense):
  Interest income                                 342             106           1,152             533
  Miscellaneous                                     4              (3)            (27)            (25)
                                         ------------    ------------    ------------    ------------
Loss before income taxes                       (2,053)         (2,250)         (4,988)         (5,078)
                                         ------------    ------------    ------------    ------------

Income taxes                                     --              --              --              --
                                         ------------    ------------    ------------    ------------

Net loss                                 $     (2,053)   $     (2,250)   $     (4,988)   $     (5,078)
                                         ============    ============    ============    ============

Net loss per common share                $      (0.20)   $      (0.28)   $      (0.48)   $      (0.64)
                                         ============    ============    ============    ============

Weighted average shares outstanding        10,485,136       7,985,036      10,485,136       7,995,855
                                         ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Nine Months Ended March 31,
                                                       1999              1998
                                                     --------          --------
OPERATING ACTIVITIES
Net loss                                             $ (4,988)         $ (5,078)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                           1,662               895
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             (364)              737
  (Increase) decrease in inventories                     (348)            1,727
  Increase in prepaid expenses
       and other current assets                          (273)             (744)
  Decrease (increase) in accounts payable
       and other current liabilities                   (1,467)            1,898
                                                     --------          --------
Net cash used in operating activities                  (5,778)             (565)
                                                     --------          --------
INVESTING ACTIVITIES
Purchase of property and equipment                     (2,496)          (10,003)
Purchase of securities                                (85,886)          (74,188)
Sales of securities                                    68,722            73,276
Maturities of securities                               26,077            10,127
                                                     --------          --------
Net cash provided by (used in)
  investing activities                                  6,417              (788)
                                                     --------          --------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                   --                 504
Principal payments under capital lease obligation         (40)             --
                                                     --------          --------
Net cash (used in) provided by financing activities       (40)              504
                                                     --------          --------

Effect of exchange rate changes on cash                  (355)             (223)
                                                     --------          --------

Increase (decrease) in cash and cash equivalents          244            (1,072)

Cash and cash equivalents at beginning of period          872             2,311
                                                     --------          --------
Cash and cash equivalents at end of period           $  1,116          $  1,239
                                                     ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized (loss) gain on securities                 $   (252)         $    387
                                                     ========          ========

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the three and nine month periods ended March 31, 1999 and 1998. The results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1998, filed on Form 10-K on September 29, 1998.

2.  NET LOSS PER SHARE

        Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options have not been included since their inclusion would be antidilutive.

3.  NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. The standard is applicable for fiscal years beginning after December 15, 1997. The Company has adopted the provision of SFAS No. 130. Other comprehensive income (loss) for the three and nine month periods ended March 31, 1999 was $490,000 and ($608,000), respectively. Other comprehensive income for the three and nine month periods ended March 31, 1998 was $1,429,000 and $164,000, respectively. Other comprehensive losses relate to unrealized gains/(losses) on investment securities and changes in foreign currency translation.

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

4.  INVENTORIES

        Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

                                                (Dollars in thousands)
                                         March 31, 1999        June 30, 1998
                                         -----------------------------------
    Raw materials                                $3,434               $2,613
    Work in process                                 827                1,333
    Finished products                               285                  192
                                         -----------------------------------
                                                  4,546                4,138
    Less: Reserve for obsolescence                  287                  227
                                         -----------------------------------
                                                 $4,259               $3,911
                                         -----------------------------------

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

6.  COMMITMENTS AND CONTINGENCIES

        In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain stockholders, purportedly on behalf of a class of stockholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's common stock. The complaint alleges that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's common stock at artificially inflated prices and were damaged thereby. The Company believes that the litigation is without merit and intends to defend it vigorously. All defendants have filed Motions to Dismiss the Complaint. As of May 6, 1999, the motions have been fully briefed and submitted to the Court. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

        On December 8, 1998, the Company announced that it had entered into a venture with the PGT Energy Corp. (PGT), together with a group of investors, to produce Ultralife's advanced solid polymer rechargeable batteries in Taiwan. Ultralife will provide the joint venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary solid polymer battery technology and $8.75 million in cash, which will be generated by selling 700,000 shares of Ultralife common stock to UTI at $12.50 per share. Ultralife will be UTI's largest shareholder, with 47% ownership, and hold half of the seats on UTI's board of directors. Ultralife will also receive the first $2.5 million of profit distributions. PGT and the group of investors will fund UTI with $21.25 million in cash and hold the remaining seats on the board. The first meeting of the UTI board of directors was held in Taiwan on April 9, 1999, at which time UTI was formally incorporated and initial funding contributed.

7.  CAPITAL LEASE OBLIGATION

        A capital lease obligation of $647,000 was incurred in fiscal 1998 when the company entered into a capital lease for land and buildings. An initial payment of $400,000 was paid at the time of the lease inception, resulting in a balance of $247,000 to be paid over 10 years. At March 31, 1999, the outstanding principal balance on the lease was $207,000.

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

Results of Operations

Three months ended March 31, 1999 and 1998

    Total revenues increased $2,135,000, or 62%, from $3,459,000 for the three months ended March 31, 1998 to a record of $5,594,000 for the three months ended March 31, 1999. Battery sales increased $2,360,000, or 77%, from $3,065,000 to $5,425,000. The increase in battery sales was primarily due to an increase in 9-volt lithium battery shipments. Greater sales of high rate batteries also contributed to the increased revenue for the quarter. Technology contract revenues decreased $225,000, or 57%, from $394,000 to $169,000 reflecting the completion of certain programs. The Company commenced work on the Company's $15,300,000 Advanced Technology Program (ATP) with the U.S. Department of Commerce in April 1999 following the completion of final agreements with Eagle-Picher Technologies, LLC and Lockheed Martin Missiles and Space, its partners on this contract.

    Cost of products sold increased from $2,632,000 in the third quarter 1998 to $4,968,000 in the third quarter 1999. Cost of products sold as a percentage of sales increased from approximately 76% of sales in the third quarter 1998 to 89% in the third quarter 1999. Cost of batteries sold increased from $2,326,000, or 76% of battery sales, for the third quarter 1998 to $4,839,000, or 89% of battery sales, for the third quarter 1999. The increase in cost of sales is primarily due to higher cost in the UK where sales and production volumes of high-rate batteries have not yet fully recovered to the levels achieved prior to the December 1996 fire. This fire suspended production of high-rate batteries for a period of 15 months. In the prior year's quarter, $703,000 of insurance proceeds were applied to fully offset factory overhead expenses resulting from the lack of production. During the current quarter, the final insurance proceeds amounting to $280,000 were applied to offset current overhead expenses. While sales and production rates of high-rate batteries are increasing, they are not yet at a level to fully absorb all current overhead expenses. The Company anticipates that sales orders and production volumes will increase sufficiently in fiscal 2000 to fully absorb factory overheads; however, there can be no assurance that such volumes will be achieved. Technology contract cost of sales decreased from $306,000 in the third quarter 1998 to $129,000 in the third quarter 1999, in a proportion comparable to that of the related sales. As a percentage of sales, technology contract cost of sales decreased from 78% to 76% in the current quarter.

    Operating and other expenses decreased $155,000, or approximately 5%, from $3,180,000 in the third quarter 1998 to $3,025,000 for the third quarter 1999. Of the Company's operating and other expenses, research and development expenses decreased $820,000, or 38%, from $2,180,000 to $1,360,000, which resulted from the Company's determination to focus its efforts on a limited number of key rechargeable battery programs. That decrease was partially offset by an increase of $248,000 in selling, general, and administrative expenses, from $1,417,000 to $1,665,000, or 18%, which was primarily due to increased legal expenses and consulting fees and increased internal support staff associated with the implementation of new management information systems. The systems expenditures are intended to support the Company's planned growth and meet Year 2000 compliance requirements. Gains from insurance proceeds relating to the December 1996 fire at the Company's United Kingdom facility were $417,000 in the third quarter 1998. The claim has been settled and no gains were recognized in the third quarter 1999.

    Interest income increased $236,000 from $106,000 in the third quarter 1998 to $342,000 for the third quarter 1999. The increased interest income is principally the result of higher average balances invested following the public securities offering completed April 30, 1998.

    Net losses were $2,250,000, or $0.28 per share, for the third quarter 1998 compared to $2,053,000, or $0.20 per share, for the third quarter 1999, primarily as a result of the reasons described above.

Nine Months Ended March 31, 1999 and 1998

    Total revenues of the Company increased $2,518,000, or 20%, from $12,458,000 in the nine months ended March 31, 1998 to $14,976,000 in the nine months ended March 31, 1999. Battery sales increased $3,269,000, or 31%, from $10,638,000 to $13,907,000. The increase in battery sales was primarily due to increased 9-volt lithium battery sales and the resumption of high-rate lithium battery sales at the Company's United Kingdom subsidiary. Technology contract revenues decreased $751,000, or 41%, from $1,820,000 in the nine months ended March 31, 1998 to $1,069,000 for the nine months ended March 31, 1999. This decrease primarily reflects the completion of certain contracts during fiscal 1998.

    Cost of products sold increased $2,722,000 from $10,683,000 for the nine months ended March 31, 1998 to $13,405,000 for the nine months ended March 31, 1999. Cost of batteries sold increased $3,471,000 from $9,117,000 to $12,588,000. As a percentage of sales, cost of batteries sold increased from 86% to 91% for the nine months ended March 31, 1999 compared to the same period in 1998. The increased cost of batteries sold as a percentage of sales reflects unabsorbed factory overhead expense in the UK and a shift in product mix. The cost of military batteries (BA-5372) sold in the prior year, as a percentage of sales, was relatively lower than that incurred for the Company's other batteries. This contract was completed on December 31, 1997. Cost of products sold includes insurance proceeds received by Ultralife UK for business interruption amounting to $1,628,000 in the nine months ended March 31, 1998 and $1,491,000 in the current year. These receipts offset manufacturing variances in the UK resulting from low production volumes and the startup of high-rate lithium battery production following the December 1996 fire. Technology contract cost of sales decreased $749,000 from $1,566,000, or 86% of sales, for the nine months ended March 31, 1998 to $817,000, or 76% of sales, for the nine months ended March 31, 1999. The decrease in technology contract cost of sales as a percentage of sales reflects improved performance in contracts principally at the Company's UK subsidiary.

    Operating and other expenses increased $323,000, or 4%, from $7,361,000 for the nine months ended March 31, 1998 to $7,684,000 for the nine months ended March 31, 1999. Of the Company's operating and other expenses, the research and development expenses decreased $155,000 from $4,943,000 to $4,788,000. In the current year, the Company has focused its efforts on a limited number of key rechargeable battery programs. Selling, general, and administrative expenses increased $283,000, or 7%, from $4,030,000 to $4,313,000. This increase is principally due to higher
legal expenses and consulting and internal support staff associated with the implementation of new management information systems. Operating and other expenses include gains on fires of $1,612,000 for the nine months ended March 31, 1998 and $1,417,000 for the nine months ended March 31, 1999. These gains reflect the receipt of insurance proceeds to reinstate the Company's UK subsidiary following the December 31, 1996 fire. The facility has now commenced operations, and the insurance claim has been settled.

    Interest income increased $619,000 from $533,000 in the nine months ended March 31, 1998 to $1,152,000 for the nine months ended March 31, 1999. The higher interest income in the current year is principally the result of higher average balances invested following the public securities offering completed on April 30, 1998.

    Net losses were $5,078,000, or $0.64 per share, in the nine months ended March 31, 1998 compared to $4,988,000, or $0.48 per share, in the nine months ended March 31, 1999, primarily as a result of the reasons described above.

Liquidity and Capital Resources

    The Company used $5,778,000 of cash in operating activities during the first nine months of fiscal 1999. This usage of cash related primarily to the net loss reported for the period and lower accounts payable and accrued liabilities, offset in part by depreciation and amortization expense. In addition, the Company spent $2,496,000 of cash for capital additions for production equipment and facilities improvements.

    The Company had long-term debt of $157,000 primarily relating to the capital lease obligation for the Company's Newark, New York offices and manufacturing facilities. Ultralife UK maintains a line of credit in the amount of $330,000 for short-term working capital requirements. With planned sales growth, the Company is continuing to explore obtaining working capital lines of credit of approximately $15,000,000. At present, no commitments for this financing have been obtained.

    The Company's capital resource commitments as of March 31, 1999 consisted principally of capital equipment commitments of approximately $1,750,000. The Company believes its current financial position and cash flows from operations will be adequate to support its financial requirements throughout the next 12 months.

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

    The Company's review and assessment to date has determined that the present U.S. accounting systems are not Year 2000 compliant. The Company has an ongoing project to select and install an enterprise-wide software system to improve the flow of management information and control of operations. The Company anticipates substantially completing this project during 1999. In March 1999, the Company finalized its decision to purchase a Year 2000 compliant system, and it is now in the implementation phase of the project. The total costs of this project, including hardware, software, consulting and implementation costs, are estimated to be between $400,000 and $600,000. Most of these costs will be capitalized.

    In addition to internal Year 2000 activities, the Company is in contact with its key suppliers and vendors to assess their state of readiness and compliance. The Company has issued documentation to key vendors and suppliers and is receiving assurances from these companies that all new equipment purchased is Year 2000 compliant, and that the supply of materials necessary to the continued smooth operation of the Company will not be materially affected by any Year 2000 issues. However, it is difficult to predict the Year 2000 problems at our vendors and suppliers at this time.

    While the Company believes that the cost of completing the assessment and remediation plan will not be material and that the risks to the Company with respect to Year 2000 issues are manageable, the Company cannot, at this time, fully assess the potential impact. Management is continuing to examine the Year 2000 issues as they potentially impact the Company and is finalizing contingency plans as necessary.

Taiwan Joint Venture

    On December 8, 1998, the Company announced that it had entered into a venture with the PGT Energy Corp. (PGT), together with a group of investors, to produce Ultralife's advanced solid polymer rechargeable batteries in Taiwan. Ultralife will provide the joint venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary solid polymer battery technology and $8.75 million in cash, which will be generated by selling 700,000 shares of Ultralife common stock to UTI at $12.50 per share. Ultralife will be UTI's largest shareholder, with 47% ownership, and hold half of the seats on UTI's board of directors. Ultralife will also receive the first $2.5 million of profit distributions. PGT and the group of investors will fund UTI with $21.25 million in cash and hold the remaining seats on the board. The first meeting of the UTI board of directors was held in Taiwan on April 9, 1999, at which time UTI was formally incorporated and initial funding contributed.

U.S. Army Contract

    On April 23, 1999, the Company announced that it had been awarded a $1.7 million sole-source contract to provide primary (disposable) batteries to the U.S. Army. The contract was awarded by the U.S. Army Communications and Electronics Command (CECOM) in Ft. Monmouth, New Jersey. The battery ordered by CECOM is designated BA-X372/U, a 6-volt cylindrical battery consisting of two lithium-manganese dioxide cells connected in series. The batteries are primarily used to provide the necessary memory back-up power for the most widely used military "Singars" radio. Ultralife had previously produced this battery from 1994 through 1997 under a separate contract with CECOM. The new contract calls for production to begin within four months, and it is expected that shipments of the batteries will run through mid-2000.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

        In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain stockholders, purportedly on behalf of a class of stockholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's common stock. The complaint alleges that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's common stock at artificially inflated prices and were damaged thereby. The Company believes that the litigation is without merit and intends to defend it vigorously. All defendants have filed Motions to Dismiss the Complaint. As of May 6, 1999, the motions have been fully briefed and submitted to the Court. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        None

    (b) Reports on Form 8-K
        None filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ULTRALIFE BATTERIES, INC.
                                      -------------------------
                                            (Registrant)

    Date:  May 13, 1999               By: /s/ Joseph C. Abeles
                                         -------------------------
                                      Joseph C. Abeles
                                      Chief Executive Officer

    Date:  May 13, 1999               By: /s/ Frederick F. Drulard
                                         -------------------------
                                      Frederick F. Drulard
                                      Vice President, Chief Financial Officer