Form 10-K
period 1999-06-30
ULTRALIFE BATTERIES INC
filed 1999-09-28
CIK 875657

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999

Commission file number 0-20852
                       -------

                            ULTRALIFE BATTERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               16-1387013
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2000 Technology Parkway, Newark, New York                           14513
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (315) 332-7100
                                                     ---  --------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Title of Class
         --------------

         Common Stock, par value $0.10 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On August 31, 1999, the aggregate market value of the voting stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $40,825,000 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on August 31, 1999.

As of September 25, 1999, the Registrant had 10,862,436 shares of Common Stock outstanding.

                      Documents Incorporated by Reference.

Part III Ultralife Batteries, Inc. Proxy Statement. With the exception of the items of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

                                TABLE OF CONTENTS

         ITEM                                                               PAGE

PART I   1  Business..........................................................2

         2  Properties........................................................13

         3  Legal Proceedings.................................................13

         4  Submission of Matters to a Vote of Securities Holders.............14

PART II  5  Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................14

         6  Selected Financial Data...........................................16

         7  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................17

         8  Financial Statements and Supplementary Data.......................22

         9  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................22

PART III 10 Directors and Executive Officers of the Registrant................22

         11 Executive Compensation............................................22

         12 Security Ownership of Certain Beneficial Owners and Management....22

         13 Certain Relationships and Related Transactions....................22

PART IV  14 Exhibits, Financial Statement Schedules and Reports on Form 8-K...23

            Exhibit Index.....................................................23

            Signatures........................................................27

PART I

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, raw materials supplies, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

ITEM 1.  BUSINESS

General

         Ultralife Batteries, Inc. develops, manufactures and markets primary lithium batteries for use in a wide array of applications and has developed and is in the process of commercializing rechargeable polymer batteries. The Company believes that its proprietary technologies allow the Company to offer batteries that are ultra-thin, lightweight and generally achieve longer operating time than many competing batteries currently available. To date, the Company has focused on manufacturing a family of lithium primary batteries for consumer, industrial, and military applications which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company is currently focusing on the commercialization of its advanced rechargeable batteries which are based on its proprietary polymer technology and are integrated into consumer electronic applications such as portable computers and cellular telephones manufactured and sold for commercial use.

         The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt batteries, cylindrical batteries and various specialty batteries. The Rechargeable Batteries segment consists of the Company's rechargeable polymer batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

Primary Batteries

         The Company manufactures and markets a family of lithium-manganese dioxide primary batteries in 9-volt, 3-volt, 2/3A, C, 1 1/4C and D configurations, custom Thin Cell(TM) batteries, and silver-chloride sea water batteries. The Company's 9-volt battery is marketed to the security and safety equipment, medical device and specialty instrument markets. The Company's 9-volt battery is currently used in devices such as smoke detectors, home security devices and medical infusion pumps. The Company's high rate lithium batteries are sold to OEMs primarily for the industrial and military markets, for use in sea and air safety products such as emergency positioning indicating radio beacons and search and rescue transponders. The Company manufactures sea water batteries used for specialty marine applications.

         Revenues for this segment in fiscal year 1999 were $19,559,000 and segment contribution was $2,651,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Rechargeable Batteries

         The Company believes that its polymer technology provides substantial benefits, including the ability to provide thin, light-weight cells in custom sizes. In addition, the Company believes that its technology, which does not utilize lithium metal or a free liquid electrolyte, provides safety characteristics superior to other lithium-based rechargeable batteries currently available. The Company has manufactured advanced rechargeable batteries on a pilot production line for testing by certain OEMs. Automated manufacturing equipment has been installed and is undergoing preparation for high-volume manufacturing.

         The global small cell rechargeable batteries market was approximately $4.7 billion in 1998 and is expected to grow to $6.1 billion by 2001. The widespread use of a variety of portable consumer electronics such as notebook computers and cellular telephones has resulted in large and growing markets for rechargeable batteries. These electronic products are placing increasing demands on existing battery technologies to deliver greater amounts of energy through efficiently designed, smaller and lighter batteries. In some cases, current battery capabilities are a major limitation in the development of next generation electronic products. The Company believes that its proprietary technology can provide substantial benefits over other available rechargeable battery systems.

         Revenues for this segment in fiscal year 1999 were $49,000 and segment contribution was a loss of $5,617,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Technology Contracts

         On a continuing basis, the Company seeks to fund part of its efforts to identify and develop new applications for its products and to advance its technologies through contracts with both government agencies and third parties. The government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has been successful in obtaining awards for such programs for both primary and rechargeable battery technologies.

         Revenues for this segment in fiscal year 1999 were $1,456,000 and segment contribution was $297,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Corporate

         The Company reports revenues, cost of sales, research and development expenses, gains on fires from insurance proceeds and its minority interest in Ultralife Taiwan, Inc. by the above business segments. The balance of income and expense, including selling, general and administration expenses, interest income, gains on sale of securities and other expense, net are reported in the Corporate segment.

         There were no revenues for this segment in fiscal year 1999 and segment contribution was a loss of $6,195,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

History

         The Company was formed in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to the 9-volt lithium-manganese dioxide primary battery that was developed and manufactured by Kodak. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications which were incorporated into the Company's 9-volt battery, resulting in a battery with improved performance and shelf life. The Company then expanded its operations by the acquisition in June 1994 by its subsidiary, Ultralife Batteries (UK) Ltd., of certain assets of Dowty Group PLC ("Dowty"). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high rate lithium and sea water batteries and highly skilled scientists with significant expertise in lithium battery technology. The customer base of Ultralife UK was further expanded by the acquisition of certain assets of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co. ("Hoppecke") in July 1994. The Company has developed a wide array of products based on combining technology developed by the Company's research and development personnel and assets acquired from Kodak, Dowty and Hoppecke as well as various technology licenses.

         In December 1998, the Company announced a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. Ultralife will provide the venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary technology and 700,000 shares of Ultralife common stock. Ultralife will be UTI's largest shareholder with approximately 46% ownership, and hold half of the seats on UTI's board of directors. PGT and the group of investors will fund UTI with $21.25 million in cash and hold the remaining seats on the board. See also "Item 5. Market for Registrant's Common Equity and Related Matters."

         Since its inception, the Company has concentrated significant resources on research and development activities related to polymer rechargeable batteries. The Company is producing advanced rechargeable batteries in limited quantities using a low volume production line which includes manual operations. Automated custom-designed equipment has been installed and is producing samples and undergoing preparation for high-volume manufacturing.

         As used in this Report, unless otherwise indicated the terms "Company" and "Ultralife" include the Company's wholly-owned subsidiary, Ultralife UK Ltd.

Products and Technology

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

Primary Batteries

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

         Comparison of Primary Battery Technologies


Technology                                      Energy Density                                   Operating
----------                                      --------------       Discharge  Shelf Life       Temperature
                                          Wh/kg             Wh/l     Profile      (years)        Range ((Degree)(F)
                                          -----             ----     -------      -------        -----------------
 9-Volt Configurations:
Carbon-zinc (1)                           22             40          Sloping      1 to 2         23 to 113
Alkaline (1)                              65             143         Sloping      4 to 5         -4 to 130
Ultralife lithium-manganese dioxide (2)   262            406         Flat         up to 10       -40 to 160

Technology                                      Energy Density                                   Operating
----------                                      --------------       Discharge  Shelf Life       Temperature
                                          Wh/kg             Wh/l     Profile      (years)        Range ((Degree)(F)
                                          -----             ----     -------      -------        -----------------
 High Rate Cylindrical: (3)

Alkaline (1)                              59             160         Sloping      4 to 5         -4 to 130
Lithium-sulfur dioxide (1)(4)             260            430         Flat         10             -40 to 160
Lithium thionyl-chloride (2)(4)           250-300        650-700     Flat         10             -40 to 160
Ultralife lithium-manganese dioxide (2)   228            510         Flat         10             -40 to 160

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

         The Company's primary battery products are based on lithium-manganese dioxide technology. The Company believes that materials used in, and the chemical reactions inherent to, the Company's lithium batteries provide significant advantages over currently available primary battery technologies which include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles which provide stable power. Conventional primary batteries, such as alkaline batteries, have sloping voltage profiles, which result in decreasing power outage during discharge. While the price for the Company's lithium batteries is generally higher than commercially available alkaline batteries produced by others, the Company believes that the increased energy per unit of weight and volume of its batteries will allow longer operating time and less frequent battery replacements for the Company's targeted applications. Therefore, the Company believes that its primary batteries are price competitive with other battery technologies on a price per watt hour basis.

         9-Volt Lithium Battery. The Company's 9-volt lithium battery delivers a unique combination of high energy and stable voltage which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While the Company's 9-volt battery's price is generally higher than conventional 9-volt carbon-zinc and alkaline batteries, the Company believes the enhanced operating performance and decreased costs associated with battery replacement make the Ultralife 9-volt battery more cost effective than conventional batteries on a cost per watt-hour basis.

         The Company currently markets its 9-volt lithium battery to consumer retail and OEM markets, including manufacturers of safety and security systems such as smoke alarms, medical devices and other electronic instrumentation. The Company believes that approximately 10% of the 220 million 9-volt batteries sold in the U.S. in 1998 were sold to OEMs. Applications for which the Company's 9-volt lithium battery are currently sold include:

Safety and Security Equipment  Medical Devices             Specialty Instruments

Smoke alarms                   Bone growth stimulators     Garage door openers
Wireless alarm systems         Telemetry equipment         Electronic meters
Tracking devices               Portable blood analyzers    Hand-held scanners
Transmitters/receivers         Ambulatory Infusion Pumps   Wireless electronics

         The Company currently sells its 9-volt battery to Fyrnetics, Inc., Maple Chase, and First Alert(R) for long life smoke alarms, to Hewlett Packard, Siemens Medical Systems, Inc. and i-STAT Corp. for medical devices and to ADEMCO and Interactive Technologies, Inc. for security devices. Fyrnetics, Inc. and Maple Chase have recently introduced long life smoke alarms powered by the Company's 9-volt lithium battery, offered with a limited 10 year warranty. The Company also manufactures its 9-volt lithium battery under private label for Eveready, Sonnenschein Lithium GmbH and Telenot in Germany and Uniline in Sweden. Additionally, the Company has introduced its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Sears, Radio Shack, Fred Meyer, Inc., TruServ, Chase Pitkin, Ace Hardware and a number of catalogues.

         The Company believes that its 9-volt lithium battery market has expanded as a result of a state law recently enacted in Oregon. The Oregon statute requires that, as of June 23, 1999, all battery-operated ionization-type smoke alarms sold in that state must include a 10-year battery. Similar legislation has been passed by the New York State Senate that would also require all ionization-type smoke alarms operated solely by a battery to include a battery that lasts 10 years. The New York bill is currently under review by an Assembly committee. The Company believes that it manufactures the only standard size 9-volt battery warranted to last 10 years when used in smoke alarms. The Company believes that its current manufacturing capacity is adequate to meet customer demand. However, with increased legislative activity, demand could exceed current capacity; and therefore, additional capital equipment would be required to meet these new needs.

         High Rate Lithium Batteries. Ultralife UK, the Company's wholly owned subsidiary based in Abingdon, England, markets a wide range of high rate primary lithium batteries in various sizes and voltage configurations. The Company currently manufactures C, 1 1/4 C, and D size high rate lithium cells which are sold and packaged into multi-cell battery packs. The Company believes that its high rate lithium C,1 1/4 C and D primary cells, based on it proprietary lithium-manganese dioxide technology, are the most advanced high rate lithium power sources currently available. The Company also markets high rate lithium batteries under private label in other sizes and voltage configurations in order to offer a more comprehensive line of batteries to its customers.

         The Company markets its line of high rate lithium cells and batteries to the OEM market for industrial, military and search & rescue applications. Significant industrial applications include pipeline inspection equipment, autoreclosers and oceanographic. Among the military uses are manpack radio, night vision goggles and thermal imaging equipment. Search & rescue applications include ELT's (Emergency Location Transmitters) for aircraft and EPIRB's (Emergency Position Indicating Radio Beacons) for ships.

         The market for high rate lithium batteries has been dominated by lithium thionyl chloride and lithium sulphur dioxide which possess liquid cathode systems. However, there is an increasing market share being taken by lithium manganese dioxide, a solid cathode system, because of it superior performance and safety. Following a fire in December 1996 which resulted in the suspension of manufacturing operations for 15 months, new production equipment has now been installed and is fully operational. Manufacturing volumes have been ramping up throughout 1999 resulting in sales of $1.7 million. The Company believes that its high rate lithium manganese dioxide batteries offer a combination of performance, safety and environmental benefits which will enable it to gain an increasing share of this market.

         Sea Water Batteries. The Company produces a variety of sea water batteries based on magnesium-silver chloride technology. Sea water batteries are custom designed and manufactured to end user specifications. The batteries are activated when placed in salt water, which acts as the electrolyte allowing current to flow. The Company manufactures sea water batteries at the Abingdon, England facility and markets them to naval and other specialty OEM's. This facility was also damaged in the fire that occurred in December 1996 resulting in temporary cessation of its sea water operation. Manufacture has now been fully restored.

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

Rechargeable Batteries

         In contrast to primary batteries, after a rechargeable battery is discharged, it can be recharged close to full capacity and used again (subject to the memory effect, if any). Generally, discharge and recharge cycles can be repeated a number of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in number of cycles a battery can achieve until 80% of the battery's initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride and lithium-based batteries. Rechargeable batteries generally can be used in all primary battery applications, as well as in applications such as portable computers, cellular telephones and other consumer products.

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

         The Company's advanced rechargeable battery is based on its proprietary polymer technology. The battery is composed of ultra-thin and flexible components including a metallic oxide cathode, a carbon anode and a polymer electrolyte. The Company believes that users of portable consumer electronic products such as notebook computers and cellular telephones are seeking smaller and lighter products that require less frequent recharges while providing the same or additional energy. The Company believes that its technology is attractive to OEMs of such products since the use of a flexible polymer electrolyte, rather than a liquid electrolyte, reduces the battery's overall weight and volume, and allows for increased design flexibility in conforming batteries to the variety of shapes and sizes required for portable consumer products.

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

         In addition to the performance advantages described above, there is a significant difference between the rechargeable batteries which are based on the lithium-ion liquid electrolyte technology and the technology used in the Company's advanced rechargeable batteries. Liquid lithium-ion cells use a flammable liquid electrolyte that is contained within a cylindrical or prismatic metal housing. Under abusive conditions, where internal battery temperatures may become extremely high, significant pressure may build within these cells which can cause these cells to vent and release liquid electrolyte into the environment. For various reasons, flames may result. The Company's advanced rechargeable batteries utilize a polymer electrolyte that is bound within the pores of the cell materials and, thus, leakage is avoided. Moreover, because the cell does not require pressure to maintain contact between the electrodes, the cells do not require a metal housing. Rather, they are packaged within a thin foil laminate. The Company further believes that its cells will perform safely under the same abusive conditions that could cause a flame from liquid lithium-ion cells. The Company's rechargeable cells have passed each of the following safety tests: UL 1950, IEC 950, CSA 950 and the Japan Storage Batteries Association Guideline for Safety Evaluation of Lithium Cells.

Sales and Marketing

         The Company sells its current products directly to OEMs in the U.S. and abroad and has contractual arrangements with sales representatives who market the Company's products on a commission basis in particular areas. The Company also distributes its products through domestic and international distributors that purchase batteries from the Company for resale. The Company employs a staff of sales and marketing personnel in the U.S., England and Germany including a vice president of sales, a director of marketing, a marketing manager, a European sales director, a U.K. sales and marketing manager, an applications engineer, an industrial sales manager for OEM customers, and managers who are responsible for particular markets such as retail sales and audio/visual/security/medical sales. These managers are responsible for direct sales, supervising the sales representatives and distributors, and other sales and marketing and distribution activities. The Company operates on a purchase order basis and has a number of long-term sales contracts with customers.

Primary Batteries

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

         In fiscal 1999, one customer accounted for approximately $4.2 million of sales, which amounted to approximately 20% of total revenues of the Company. The Company believes that the loss of this customer's business would have a material adverse effect on the Company. The Company believes that sales of its 9-volt batteries for smoke alarms typically increase in October because October is "Fire Prevention Month," and at the end of its third quarter as consumers tend to replace their batteries at the end of winter. The Company has not marketed its advanced rechargeable batteries for a sufficient period to determine whether these OEM or consumer sales are seasonal.

         The Company's sales are executed primarily through purchase orders with scheduled deliveries on a weekly or monthly basis. Prior to calendar 1998, the Company's backlog was not material. However, at the beginning of the fourth fiscal 1998 quarter, orders for the company's 9-volt battery started increasing more rapidly than anticipated. Although the Company started to increase production of these batteries, it was unable to increase production as rapidly as the orders were received. As a result, the Company built up a backlog of approximately 1,000,000 9-volt batteries by the end of fiscal 1998. At the end of fiscal 1999, the backlog of 9-volt batteries has been reduced to approximately 350,000 9-volt batteries, which is less that one month's shipments.

Rechargeable Batteries

         The Company has initially targeted sales of its advanced rechargeable batteries to manufacturers of portable consumer electronics products. The Company also intends to enter into contractual arrangements with distributors in the U.S. and abroad to purchase rechargeable batteries from the Company for resale to the after-market. UTI, the Company's Taiwan venture, will be responsible for sales of polymer rechargeable batteries in Asia.

         The Company plans to expand its marketing activities as part of its strategic plan to increase sales of its rechargeable batteries to manufacturers of cellular telephones, notebook computers and new electronic portable devices.

Technology Contracts

         Through the Company's engineering and sales and marketing departments, the Company monitors and seeks relevant programs from various government or prime contracting companies. One individual is specifically assigned to pursue these opportunities and coordinate proposal submissions.

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

         The Company holds patents covering 19 inventions in the U.S. and foreign countries, three of which have been recently awarded relating to rechargeable polymer batteries, and has two patent applications pending also relating to polymer batteries. The Company also pursues foreign patent protection in certain countries. The Company's patents protect technology which makes automated production more cost-effective and protect important competitive features of the Company's products. However, the Company does not consider its business to be dependent on patent protection.

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

         All of the Company's employees in the U.S. and all the Company's employees involved with the Company's technology in England are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by the Company. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for a period of one year thereafter. There can be no assurance that these agreements will be enforceable by the Company.

         Ultralife(R) is a registered trademark of the Company. In 1998, the Company settled an opposition in the Trademark Trial and Appeal Board brought by a third party in which the third party claims to produce, distribute and sell vehicle batteries, power supplies and related accessories, products and services using the mark Ultralife. Under the settlement in principle, the Company paid $17,500 to the third party. The papers dismissing the opposition were filed with the U.S. Trademark Office and all rights under the mark were assigned to the Company.

Manufacturing and Raw Materials

         The Company manufactures its products from raw materials and component parts that it purchases. The Company has obtained ISO 9001 certification for its lithium battery manufacturing operations in both

Newark, New York and Abingdon, England.

Primary Batteries

         The Company's Newark facility has the capacity to produce approximately nine million 9-volt batteries per year. The Company believes that its current manufacturing capacity is adequate to meet customer demand. However, with increased legislative activity, demand could exceed current capacity; and therefore, additional capital equipment would be required to meet these new needs. The Company utilizes lithium foil as well as other metals and chemicals to manufacture its batteries. Although the Company knows of only three suppliers that extrude lithium into foil and provide such foil in the form required by the Company, it does not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities it requires. Certain materials used in the Company's products are available only from a single source or a limited number of sources. Additionally, the Company may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although the Company believes that alternative sources are available to supply materials that could replace materials it uses and that, if necessary, the Company would be able to redesign its products to make use of an alternative, any interruption in its supply from any supplier that serves currently as the Company's sole source could delay product shipments and adversely affect the Company's financial performance and relationships with its customers. Although the Company has experienced interruptions of product deliveries by sole source suppliers, none of such interruptions has had a material effect on the Company. All other raw materials utilized by the Company are readily available from many sources.

         The manufacturing facility in Abingdon, England has been rebuilt following a fire in December 1996. The facility is capable of producing up to 500,000 high-rate lithium cells per annum in a single shift. The facility also has research and development laboratories as well as areas for the manufacture of seawater batteries and the fabrication of customized multi-cell battery packs.

Rechargeable Batteries

         The Company's production line for advanced rechargeable batteries consists of automated coating, assembly and packaging equipment. This equipment is currently being used to produce samples for potential customers and is undergoing preparation for high-volume manufacturing. Pursuant to the Company's agreement with the manufacturer of its assembly and packaging line, the manufacturer is prohibited from manufacturing another production line that replicates 20% or more of the components comprising the production line delivered to the Company. The Company has plans to further expand its production capacity by installing additional automated equipment at its Newark, New York facility. An additional manufacturing capability for rechargeable batteries based on the Company's technology is being established in Taiwan as Ultralife Taiwan, Inc. under a venture established earlier this year. Ground breaking ceremonies for the new facility, to be built in Taiwan's Hsinchu Science Park, occurred in June 1999; and production of rechargeable batteries is planned to begin in calendar year 2000.

Research and Development

         The Company conducts its research and development in both Newark, New York, and Abingdon, England.

Rechargeable Batteries

         The Company is primarily directing its research and development efforts toward design optimization of rechargeable batteries. These batteries have a broad range of potential applications in consumer, industrial and military markets including cellular telephones, portable computers and other portable electronic devices. No assurance can be given that such efforts will be successful or that the products which result will be marketable.

         During the years ended June 30, 1999, 1998, and 1997, the Company expended approximately $5,925,000, $6,651,000 and $3,413,000, respectively, on research and development substantially for rechargeable batteries. The Company currently expects that research and development expenditures will moderate as it seeks to fund part of its research and development effort on a continuing basis from both government and non-government sources.

Technology Contracts

         The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has successfully completed the initial and second phase of a government-sponsored program to develop new configurations of the Company's BA 5590 thin cell primary battery. The Company was also awarded an additional cost sharing SBIR Phase III contract for the development of the BA 5590 thin cell primary battery that will be completed early in fiscal 2000. The contract provides that these batteries will be developed and produced in small quantities. The BA 5590 is the most widely used battery power source for the U.S. Army and NATO communications equipment. The Company was also awarded the lead share of a three-year $15.3 million cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program (ATP). The objective of this project is to develop and produce ultra-high energy polymer rechargeable batteries that will significantly outperform existing batteries in a broad range of portable electronic applications. As lead contractor, the Company will receive approximately $2.14 million during the first year, $1.65 million during the second year and $0.8 million during the third year of the program.

Battery Safety; Regulatory Matters; Environmental Considerations

         Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use.

Primary Batteries

         The Company's primary battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. Over the past eight years, the Company has experienced fires that have temporarily interrupted certain manufacturing operations in a specific area of one of its facilities. However, in December 1996, a fire at the Abingdon, England facility caused an interruption in all manufacturing operations for a period of 15 months. During the period from December 1996 through January 1999, the Company received insurance proceeds compensating the Company for loss of its plant and machinery, leasehold improvements, inventory and business interruption. The Company believes that it has adequate fire insurance, including business interruption insurance, to protect against fire hazards in its facilities.

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

Rechargeable Batteries

         The Company's rechargeable cells have passed each of the following safety tests: UL 1950, IEC 950, CSA 950 and the Japan Storage Batteries Association Guideline for Safety Evaluation of Lithium Cells.

Corporate

         In connection with the Company's purchase/lease of its Newark, New York facility, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil around one of the Company's buildings. The Company has retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000, however, there can be no assurance that this will be the case. In February 1998, the Company entered into an agreement with a third party which provides that the Company and the third party will retain an environmental consulting firm to verify the existence of the contaminants and further delineate the nature of the environmental concern. A voluntary investigation workplan of the site is scheduled for the end of calendar year 1999 to fully characterize the nature and extent of the contamination that was found during a Phase II investigation. The third party agreed to reimburse the Company for fifty percent of the cost associated with remediating the environmental concern. There can be no assurance that the Company will not face claims resulting in substantial liability which would have a material adverse effect on the Company's business, financial condition and results of operations in the period in which such claims are resolved.

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

Employees

         As of August 31, 1999, the Company employed 458 persons: 78 in research and development, 332 in production and 48 in sales, administration and management. Of the total, 392 are employed in the U.S. and 66 in England. In addition, U.S. operations uses a temporary agency primarily for entry level production workers, on a regular basis. As of August 31, 1999, the Company was under contract for 9 production workers. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         The Company occupies under a lease/purchase agreement approximately 250,000 square feet in two facilities located in Newark, New York. The Company leases approximately 30,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. The Company's corporate headquarters are located in the Newark facility. The Company also maintains a sales office in Nutley, New Jersey. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. The Company entered into a lease/purchase agreement with the local county authority in February 1998 with respect to its 110,000 square foot factory in Newark, New York which provides more favorable terms and reduces the expense for the lease of the facility. The lease also includes an adjacent building to the Company's current facility estimated to encompass approximately 140,000 square feet and approximately 65 acres of property. Pursuant to the lease, the Company has delivered a down payment in the amount of $400,000 and is obligated to pay the local governmental authority annual installments in the amount of $50,000 until December 2001 decreasing to approximately $28,000 for the period commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is required to purchase its facility for the purchase price of $1.

         In connection with the acquisition by the Company's subsidiary, Ultralife UK, of certain assets and liabilities from Dowty in June 1994, it was provided that Dowty would cause the lease for Dowty's UK facility, located in Abingdon, England, to be assigned to the Company's subsidiary, Ultralife UK. After some delay, this assignment was recently accomplished. The term of the lease was extended and continues until March 24, 2013. It currently has an annual rent of $200,000 and is subject to review every five years based on current real estate market conditions until March, 2009. From March, 2009 the rent shall be reviewed annually.

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

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock is included for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ULBI."

         The following table sets forth the quarterly high and low closing sales prices of the Company's common stock during the Company's last two fiscal years:

                                                          Sales Prices
                                                      High             Low
                                                    ---------      ---------
Fiscal Year 1998:

Quarter ended September 30, 1997                    $   20.38      $   10.38
Quarter ended December 31, 1997                         20.38          13.13
Quarter ended March 31, 1998                            16.88          14.00
Quarter ended June 30, 1998                             15.25           7.50

Fiscal Year 1999:

Quarter ended September 30, 1998                    $    8.63      $    5.06
Quarter ended December 31, 1998                          7.56           5.13
Quarter ended March 31, 1999                             6.94           4.44
Quarter ended June 30, 1999                              5.63           4.00

         During the period from July 1, 1999 through September 23, 1999, the high and low closing sales prices of the Company's common stock were $6.13 and $4.47, respectively.

Holders

         As of August 31, 1999, there were 172 registered holders of record of the Company's common stock. Based upon information from the Company's stock transfer agent, management of the Company believes that there are more than 4,500 beneficial holders of the Company's common stock.

         In July 1999, the Company issued 700,000 shares of its common stock to Ultralife Taiwan, Inc. (UTI) in exchange for $8,750,000 in cash. Subsequently, in September 1999, the Company contributed $8,750,000 in cash to the UTI venture. This cash contribution coupled with the contribution of the Company's technology will result in approximately a 46% ownership interest in UTI. The transaction was done in conjunction with the UTI agreement that was announced by the Company in December 1998. See also History in Item 1. of this report.

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

ITEM 6.

                                     SELECTED FINANCIAL DATA
                              (In Thousands, Except Per Share Amounts)

Statement of Operations Data:

                                                                    Year Ended June 30,
                                               --------------------------------------------------------
                                               1999          1998        1997        1996        1995
                                               --------    --------    --------    --------    --------
Revenues                                       $ 21,064    $ 16,391    $ 15,941    $ 15,101    $ 14,643
Cost of products sold                            19,016      14,522      15,118      14,271      13,917
                                               --------------------------------------------------------
Gross profit                                      2,048       1,869         823         830         726

Research and development expenses                 5,925       6,651       3,413       2,671       1,542
Selling, general and administrative expenses      6,195       5,790       5,218       4,993       4,263
Loss on China development program                    --          --         805          --          --
Loss (gain) on fires                             (1,288)     (2,697)        (56)        352          --
                                               --------------------------------------------------------
Total operating and other expenses               10,832       9,744       9,380       8,016       5,805

Interest income, net                              1,456         888       1,352       2,017       1,722
Equity earnings (loss) in affiliates                (80)         --          --          --          --
Gain on sale of securities                          348          --          --       1,930          --
Other expense, net                                  (25)        (33)        (41)         --         (35)
                                               --------------------------------------------------------
Loss before income taxes                         (7,085)     (7,020)     (7,246)     (3,239)     (3,392)
Income taxes                                         --          --          --          --          --
                                               --------------------------------------------------------
Net loss                                       $ (7,085)   $ (7,020)   $ (7,246)   $ (3,239)   $ (3,392)
                                               ========================================================
Net loss per common share                      $  (0.68)   $  (0.84)   $  (0.91)   $  (0.41)   $  (0.50)
                                               ========================================================
Weighted average number
   of shares outstanding                         10,485       8,338       7,923       7,814       6,747
                                               ========================================================


Balance Sheet Data:

                                                                      June 30,
                                               --------------------------------------------------------
                                                 1999        1998        1997        1996        1995
                                               --------    --------    --------    --------    --------
Cash and available-for-sale securities         $ 23,556    $ 35,688    $ 22,158    $ 35,069    $ 27,398
Working capital                                $ 28,435    $ 37,745    $ 27,205    $ 44,666    $ 32,705
Total assets                                   $ 66,420    $ 75,827    $ 51,395    $ 60,633    $ 62,593
Total long-term debt and capital lease
  obligations                                  $    215    $    197    $     --    $     --    $     --
Stockholders' equity                           $ 60,400    $ 68,586    $ 46,763    $ 56,435    $ 57,957

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, raw materials supplies, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

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

         The Company has incurred net operating losses primarily as a result of funding research and development activities, and to a lesser extent manufacturing and general and administrative costs. To date, the Company has devoted a substantial portion of its resources to the research and development of its products and technology, particularly its proprietary rechargeable polymer technology. The Company expects its operating expenses to increase as it expands production activities. The Company's results of operations may vary significantly from quarter to quarter depending upon the number of orders received, technology contracts entered into and the pace of the Company's research and development activities.

         The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt batteries, cylindrical batteries and various specialty batteries. The Rechargeable Batteries segment consists of the Company's rechargeable polymer batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

Results of Operations

Fiscal Year Ended June 30, 1999 Compared With the Fiscal Year Ended June 30,
1998

         Revenues. Total revenues of the Company increased $4,673,000 from $16,391,000 for the year ended June 30, 1998 to $21,064,000 for the year ended June 30, 1999. Primary battery sales increased $6,262,000 or approximately 47% from $13,297,000 for the year ended June 30, 1998 to $19,559,000 for the year ended June 30, 1999. The increase in primary battery sales was primarily due to an increase in 9-volt lithium battery shipments. Greater sales of high rate batteries also contributed to the increased revenue. Rechargeable battery sales declined $717,000, or approximately 94%, from $766,000 for the year ended June 30, 1998 to $49,000 for the year ended June 30, 1999. The decrease was primarily due to the decline in purchase orders for the Company's rechargeable batteries due to delays in bringing the high-volume production equipment on line. Technology contract revenues decreased $872,000, or 37%, from $2,328,000 to $1,456,000 reflecting the completion of certain development programs. In April 1999 the Company commenced work on the $15,300,000 cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program
(ATP). As lead contractor, the Company will receive approximately $2,140,000 during the first year, $1,650,000 during the second year and $800,000 during the third year of the program.

         Cost of Products Sold. Cost of products sold increased $4,494,000 from $14,522,000 for the year ended June 30, 1998 to $19,016,000 for the year ended June 30, 1999. Cost of products sold as a percentage of revenue increased from approximately 89% to 90% for the year ended June 30, 1999. Cost of primary batteries sold increased $6,019,000 from $11,792,000, or 89% of revenues, for the year ended June 30, 1998 to $17,811,000, or 91% of revenues, for the year ended June 30, 1999. The increase in cost of primary batteries sold as a percentage of revenues was principally the result of higher manufacturing cost in the Company's United Kingdom subsidiary where sales and production volumes of high-rate batteries have not yet fully recovered to the levels achieved prior to the December 1996 fire. This fire suspended production of high-rate batteries for a period of 15 months. Cost of products sold for the year ended June 30, 1998 included $2,011,000 of insurance proceeds received by Ultralife UK that fully offset unabsorbed overhead expenses resulting from lower production volumes associated with suspended manufacturing operations following the December 1996 fire. During the year ended June 30, 1999, insurance proceeds amounting to $1,547,000 were received to partially offset unabsorbed overhead expenses. While sales and production volumes of high-rate batteries are increasing, they are not yet at a level to fully absorb all current overhead expenses. Cost of rechargeable battery sales decreased $719,000, or approximately 94%, from $766,000, or 100%, of revenues for the year ended June 30, 1998 to $47,000, or 96% of revenues for the year ended June 30, 1999. Technology contracts cost of sales decreased $806,000, or approximately 41%, from $1,964,000 for the year ended June 30, 1998 to $1,158,000 for the year ended June 30, 1999. Technology contracts cost of sales as a percentage of revenue decreased from 84% to 80% for the year ended June 30, 1999. The decrease in technology contract cost of sales as a percentage of revenue reflects a favorable mix of contracts performed during fiscal 1999.

         Operating and Other Expenses. Operating and other expenses increased $1,088,000 from $9,744,000 for the year ended June 30, 1998 to $10,832,000 for the year ended June 30, 1999. Of the Company's operating and other expenses, research and development expenses decreased $726,000, or 11% from $6,651,000 for the year ended June 30, 1998 to $5,925,000 for the year ended June 30, 1999. Research and development expenses decreased as a result of the Company focusing its resources on a limited number of key rechargeable battery programs. Selling, general and administration expenses increased $405,000, approximately 7%, from $5,790,000 for the year ended June 30, 1998 to $6,195,000 for the year ended June 30, 1999. Selling and administrative expenses in the year ended June 30, 1998 included insurance proceeds of $663,000 offsetting incremental costs of operations corresponding to replacement facility rental, transportation costs and other such costs relating to the December 1996 fire at Ultralife UK. Gains as a result of the receipt of insurance proceeds to replace assets previously written off due to fires at Ultralife UK decreased by $1,409,000, or approximately 52%, from $2,697,000 in the year ended June 30, 1998 to $1,288,000 in the year ended June 30, 1999. The insurance claims have been settled and there will be no further gains from these claims recorded in future periods.

         Other Income and Expense. Interest income, net increased $568,000 from $888,000 for the year ended June 30, 1998 to $1,456,000 for the year ended June 30, 1999. The increase in interest income is the result of higher average balances invested following the public securities offering completed April 30, 1998. Other income includes a gain of $348,000 on the sale of Intermagnetics General Corporation common shares in the fourth quarter of the year ended June 30, 1999.

         Net Losses. Net losses increased $65,000, or approximately 1%, from $7,020,000, or $0.84 per share, for the year ended June 30, 1998 to $7,085,000, or $0.68 per share, for the year ended June 30, 1999, primarily as a result of the reasons described above.

Fiscal  Year Ended June 30,  1998  Compared  with the Fiscal Year Ended June 30,
1997

         Revenues. Total revenues of the Company increased $450,000 from $15,941,000 for the year ended June 30, 1997 to $16,391,000 for the year ended June 30, 1998. Primary battery sales decreased $1,468,000 or approximately 10% from $14,765,000 for the year ended June 30,1997 to $13,297,000 for the year ended June 30,1998. The decline in battery sales was primarily due to lower sales of high rate batteries by Ultralife UK as a result of suspended operations at the Company's Abingdon, England facility due to a fire which occurred in December 1996. The completion of the U.S. Army Contract in December 1997 for BA-5372 primary batteries also contributed to the lower sales in fiscal 1998. Substantially offsetting these declines were greater sales of 9-Volt lithium batteries, which increased 32% over the prior year. Rechargeable battery sales increased $766,000 as the Company achieved the first commercial deliveries of its advanced technology polymer batteries. Technology contract revenues increased $1,152,000 or approximately 98%, from $1,176,000 for the year ended June 30, 1997 to $2,328,000 for the year ended June 30,1998. The increase in technology contract revenues resulted principally from development funds for the development of rechargeable batteries for a new generation notebook computer. In addition, work on the Company's Phase III Small Business Innovation Research
(SBIR) Department of Defense contract for enhanced BA-5590 batteries further contributed to higher technology contract revenues.

         Cost of Products Sold. Cost of products sold decreased $596,000, from $15,118,000 for the year ended June 30, 1997 to $14,522,000 for the year ended June 30, 1998. Cost of products sold as a percentage of revenues decreased from approximately 95% to 89% for the year ended June 30, 1998. Cost of primary batteries sold decreased $2,088,000 from $13,880,000, or 94% of revenues, for the year ended June 30, 1997 to $11,792,000, or 89% of revenues, for the year ended June 30, 1998. The decrease in cost of primary batteries sold as a percentage of revenues was principally the result of increased production volumes of 9-volt batteries. During the fourth quarter the Company attempted to further increase its production rates for 9-volt batteries to respond to an increase in customer orders. While the Company was successful in achieving a moderate increase over the previous quarter, the Company experienced higher production costs along with lower yields. Corrective actions were implemented to improve efficiencies at higher production rates. Cost of products sold includes $2,011,000 of insurance proceeds received by Ultralife UK that offset unabsorbed overhead expenses resulting from lower production volumes associated with suspended manufacturing operations following the December 1996 fire. Cost of rechargeable battery sales increased $766,000, or 100% of revenues, as the Company began initial commercial shipments of its polymer batteries. Technology contracts cost of sales increased $726,000 from $1,238,000 for the year ended June 30, 1997 to $1,964,000 for the year ended June 30, 1998. Technology contracts cost of sales as a percentage of revenue decreased from 105% to 84% for the year ended June 30, 1998. The decrease in technology contract cost of sales as a percentage of revenue reflected a greater number of contracts to absorb overhead expenses.

         Operating and Other Expenses. Operating and other expenses increased $364,000, from $9,380,000 for the year ended June 30, 1997 to $9,744,000 for the year ended June 30, 1998. Of the Company's operating and other expenses, research and development expenses increased $3,238,000, or 95%, from $3,413,000 for the year ended June 30, 1997 to $6,651,000 for the year ended June 30, 1998. Research and development expenses increased as a result of the Company's efforts to improve its production processes and performance of its advanced rechargeable batteries. Selling, general and administrative expenses increased $572,000, from $5,218,000 for the year ended June 30, 1997 to $5,790,000 for the year ended June 30, 1998. The increase in selling, general and administrative expenses is primarily attributable to increased personnel to support the Company's expansion plans, legal costs to resolve various claims, higher compensation, and associated personnel expenses. Selling and administrative expenses also included insurance proceeds of $663,000 offsetting incremental costs of operations corresponding to replacement facility rental, transportation costs and other such costs relating to the December 1996 fire at Ultralife UK. Total operating and other expenses also decreased by $2,697,000 as a result of the receipt of insurance proceeds to replace assets previously written off due to fires at Ultralife UK.

         Other Income and Expense. Interest income decreased $464,000, from $1,352,000 for the year ended June 30, 1997 to $888,000 the year ended June 30, 1998. The decrease of interest income was the result of lower average balances invested since the Company used cash and investments to fund operations and capital additions primarily for high volume production equipment for rechargeable batteries.

         Net Loss. Net loss decreased $226,000 from $7,246,000, or $0.91 per share, for the year ended June 30, 1997 to $7,020,000, or $0.84 per share, for the year ended June 30, 1998, primarily as a result of the reasons described above.

Liquidity and Capital Resources

         As of June 30, 1999, cash equivalents and available for sale securities totaled $23,556,000. During the year ended June 30, 1999, the Company used $8,027,000 of cash in operating activities as compared to $2,715,000 for the year ended June 30, 1998. The increase in cash used in operations is the net result of the net loss for the year, increased trade receivables and inventories and lower accounts payable and customer advances offset by depreciation and amortization expenses and increased provisions for doubtful accounts and inventory obsolescense. The increase in trade receivables primarily reflects higher fourth quarter sales partially offset by improved collections. Days sales in trade receivables were 53 days at June 30, 1999 as compared to 70 days at June 30, 1998. The increase in inventories at June 30, 1999 is the result of increased production volumes partially offset by continued improvement in the turnover of battery inventories. Months cost of sales in inventory at June 30, 1999 was 2.9 months as compared to 3.4 months at June 30, 1998. In the year ended June 30, 1999, the Company used $3,427,000 to purchase plant, property and equipment. Of this amount, $482,000 related to the acquisition of assets for the reinstatement of Ultralife UK's manufacturing facility following the fire in December 1996, $1,316,000 relates to the acquisition of machinery and equipment for the Company's other primary battery operations, $1,036,000 relates to rechargeable battery machinery and equipment and the balance is substantially for a new enterprise-wide computer system and facilities upgrades for Year 2000 compliance.

         The Company has long term debt of $215,000 primarily relating to the capital lease obligation for the Company's Newark, New York offices and manufacturing facilities. A line of credit in the amount of $330,000 is maintained by Ultralife UK for short term working capital requirements. With planned sales growth, the Company is continuing to explore obtaining working capital lines of credit of approximately $15,000,000. At present, no commitments for this financing have been obtained.

         The Company believes that its present cash position and cash flows from operations will be sufficient to satisfy the Company's estimated cash requirements for at least 12 months.

Other

         Taiwan Venture. In December 1998, the Company announced a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. Ultralife will provide the venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary technology and 700,000 shares of Ultralife common stock. Ultralife will be UTI's largest shareholder with approximately 46% ownership, and hold half of the seats on UTI's board of directors. PGT and the group of investors will fund UTI with $21.25 million in cash and hold the remaining seats on the board.

         Newly Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet either as an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is to be effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of adopting SFAS No. 133 on its financial statements. However, given the current level of the Company's derivative and hedging activities, the impact is not expected to be material.

         Year 2000 Compliance. The "Year 2000" issue is the result of computer programs being written using only two digits as opposed to four to represent the applicable year. Computer programs that have time sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or an error in calculation. This Year 2000 issue is believed to affect all companies and organizations, including the Company.

         The Company is taking a number of steps in an effort to assess its readiness for Year 2000 issues, including reviewing all business systems, testing equipment, surveying key material suppliers, and completing the remediation plan.

         During fiscal 1999, the Company's review and assessment determined that its U.S. accounting system was not Year 2000 compliant. As part of its ongoing project to improve the flow of management information and control of operations, the Company implemented and began using an enterprise-wide software system as of July 1, 1999. The Company now believes that its systems are fully Year 2000 compliant. The total costs of this project, including hardware, software, consulting and implementation costs, amounted to approximately $450,000. Most of these costs were capitalized.

         In addition to internal Year 2000 activities, the Company is in contact with its key suppliers and vendors to assess their state of readiness and compliance. The Company has issued documentation to key vendors and suppliers and is receiving assurances from these companies that all new equipment purchased is Year 2000 compliant, and that the supply of materials necessary to the continued smooth operation of the Company will not be materially affected by any Year 2000 issues. However, it is difficult to predict with certainty what the impact on the Company may be as a result of any Year 2000 problems at its vendors and suppliers.

         The Company believes that the cost of completing the assessment and remediation plan will not be material and that the risks to the Company with respect to Year 2000 issues are manageable. Management is continuing to examine the Year 2000 issues as they potentially impact the Company and is finalizing contingency plans as necessary.

         U.S. Army Contract. On April 23, 1999, the Company announced that it had been awarded a $1.7 million sole-source contract to provide primary (disposable) batteries to the U.S. Army. The contract was awarded by the U.S. Army Communications and Electronics Command (CECOM) in Ft. Monmouth, New Jersey. The battery ordered by CECOM is designated BA-X372/U, a 6-volt cylindrical battery consisting of two lithium-manganese dioxide cells connected in series. The batteries are primarily used to provide the necessary memory back-up power for the most widely used military "Singars" radio. Ultralife had previously produced this battery from 1994 through 1997 under a separate contract with CECOM. The new contract calls for production to begin within four months, and it is expected that shipments of the batteries will run through mid-2000.

         Advanced Technology Program (ATP). In April 1999 the Company began work on a three-year, $15.3 million cost-sharing project sponsored by the U.S. Department of Commerce. The objective of the project is to develop and produce ultra-high-energy solid polymer rechargeable batteries that will significantly outperform existing batteries in a broad range of portable electronic applications. The Company is leading a team comprised of Eagle-Picher Technologies, the world's largest supplier of satellite batteries, and Lockheed-Martin Missiles and Space, a leading supplier of satellites and space vehicles. Major subcontractors, such as Sandia National Laboratories will also play key roles in the project. As the lead contractor, Ultralife will receive approximately $2.14 million during the first year, $1.65 million during the second year, and $0.8 million during the third year of the program.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

 1.   Financial Statements

         Attached hereto and filed as part of this report are the financial statements and schedules listed below:

Ultralife Batteries, Inc. and Subsidiary                     Page
----------------------------------------                     ----

Report of Independent Public Accountants,                     F-1
   Arthur Andersen LLP

Consolidated Financial Statements

Consolidated Balance Sheets as of June 30,
   1999 and 1998                                              F-2
Consolidated Statements of Operations for the
   years ended June 30, 1999, 1998 and 1997                   F-3
Consolidated Statements of Changes in Comprehensive
   Income and Stockholders' Equity for the years ended
   June 30, 1999, 1998 and 1997                               F-4
Consolidated Statements of Cash Flows for the
   years ended June 30, 1999, 1998 and 1997                   F-5
Notes to Consolidated Financial Statements                    F-6

2     Financial Statement Schedules

         Schedules other than those listed above have been omitted as they are either not required, are not applicable, or the information called for is shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K

         None.

(c)   Exhibits. The following Exhibits are filed as a part of this Report:

       Exhibit
       Index       Description of Document                      Incorporated By Reference to:
       3.1         Restated Certificate of Incorporation        Exhibit 3.1 of Registration Statement,
                                                                File No. 33-54470 ("the 1992
                                                                Registration Statement")

       3.2         By-laws                                      Exhibit 3.2 of the 1992 Registration
                                                                Statement

       4.1         Specimen Copy of Stock Certificate           Exhibit 4.1 of the 1992 Registration
                                                                Statement

       4.2         Share Purchase Agreement between the         Exhibit 4.2 of the 1992 Registration
                   Registrant and Intermagnetics General        Statement
                   Corporation

       Exhibit
       Index       Description of Document                      Incorporated By Reference to:
       10.1        Asset Purchase Agreement between the         Exhibit 10.1 of the 1992 Registration
                   Registrant, Eastman Technology, Inc.         Statement
                   and Eastman Kodak Company

       10.2        Lease Agreement, as amended, between         Exhibit 10.2 of the 1992 Registration
                   Kodak and the Registrant                     Statement

       10.3        Joint Venture Agreement between              Exhibit 10.3 of the 1992 Registration
                   Changzhou Battery Factory, the Company       Statement
                   and H&A Company and related agreements

       10.4        Employment Agreement between the             Exhibit 10.4 of the 1992 Registration
                   Registrant and Joseph N. Barrella            Statement

       10.5        Employment Agreement between the             Exhibit 10.5 of the 1992 Registration
                   Registrant, Bruce Jagid and Martin G.        Statement
                   Rosansky

       10.6        1991 Stock Option Plan                       Exhibit 10.6 of the 1992 Registration
                                                                Statement

       10.7        1992 Stock Option Plan, as amended           Exhibit 10.7 of the 1992 Registration
                                                                Statement

       10.8        Representative's Warrant exercisable         Exhibit 10.8 of the 1992 Registration
                   for purchase of Common Stock                 Statement

       10.9        Stock Option Agreement under the             Exhibit 10.9 on the Form 10-Q for the
                   Company's Report on Company's                fiscal quarter ended
                   1991 Stock Option Plan                       December 31, 1993, File No. 0-20852
                                                                ("the 1993 10-Q").

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

       10.13       Stock Option Agreement between the           Exhibit 10.13 of the 1993 10-Q
                   Company and Joseph Abeles

       10.14       Stock Option Agreement between the           Exhibit 10.14 of the 1993 10-Q
                   Company and Stuart Shikiar

       10.15       Stock Option Agreement between the           Exhibit 10.15 of the 1993 10-Q
                   Company and Stuart Shikiar

       10.16       Stock Option Agreement between the           Exhibit 10.16 of the 1993 10-Q
                   Company and Bruce Jagid

       10.17       Various amendments, dated January 4,         Exhibit 10.17 of the 1993 10-Q
                   1993 through January 18, 1993 to the
                   joint venture agreement with the
                   Changzhou Battery Company

       10.18       Sale of Business Agreement, by and           Exhibit 10.18 on the Company's Current
                   between Dowty Group PLC and Ultralife        Report on Form 8-K dated June 10, 1994,
                   (UK)                                         File No. 0-20852

       10.19       Technology Transfer Agreement relating       Exhibit 10.19 of the Company's
                   to Lithium Batteries (Confidential           Registration Statement of Form S-1 filed
                   treatment has been granted as to             on October 7, 1994, File No. 33-84888 (
                   certain portions of this agreement)          "the 1994 Registration Statement")

       10.20       Technology Transfer Agreement relating       Exhibit 10.20 of the 1994 Registration
                   to Lithium Batteries Confidential            Statement
                   treatment has been granted as to
                   certain portions of this agreement)

       10.21       Employment Agreement between the             Exhibit 10.21 of the Company's form 10-K
                   Registrant and Bruce Jagid.                  for the fiscal year ended June 30, 1995
                                                                ("the 1995 10-K")

       10.22       Amendment to the Employment Agreement        Exhibit 10.22 of the 1995 10-K
                   between the Registrant and Bruce Jagid
                   Amendment to the Employment

       10.23       Agreement between the Registrant             Exhibit 10.23 of the Company's form 10-K
                   And Bruce Jagid                              for the fiscal year ended June 30,1996
                                                                ("the 1996 10-K")

       10.24       Amendment to the Agreement relating to       Exhibit 10.24 of the 1996 10-K
                   rechargeable batteries. (Confidential
                   treatment has been granted as to
                   certain portions of this agreement)

       10.25       Ultralife Batteries, Inc. Chief              Exhibit 10.25 of the 1996 10-K
                   Executive Officer's Stock Option Plan.

       10.26       Agreement with Mitsubishi Electronics        Exhibit 10.26 to the Company's Report on
                   America, Inc. relating to sample             Form 10-K for the year ended June 30,
                   batteries for lap-top computer use.          1998

       10.27       Purchase orders from Mitsubishi              Exhibit 10.27 to the Company's Report on
                   Electronics America, Inc.                    Form 10-K for the year ended June 30,
                                                                1998

       10.28       Lease agreement between Wayne County         Exhibit 10.1 to Registration Statement
                   Industrial Development Agency and the        File No. 333-47087
                   Company, dated as of February 1, 1998.

       10.29       Joint Venture Agreement for Ultralife        Filed herewith
                   Taiwan, Inc. dated October 10, 1998

       10.30       Amendments to the Joint Venture              Filed herewith
                   Agreement dated October 10, 1998
                   between Ultralife Batteries, Inc.
                   (UBI) and PGT Energy Corporation (PGT)

       10.31       Technology Transfer Agreement dated          Filed herewith
                   December 4, 1998 between UBI and PGT

       10.32       Sales Agreement dated                        Filed herewith
                   December 4, 1998 between UBI and PGT

       23.1        Consent of Arthur Andersen LLP               Filed herewith

       27.         Financial Data Schedule                      Filed herewith

(d)   Financial Statement Schedules.

         The following financial statement schedules of the Registrant are filed herewith:

None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ULTRALIFE BATTERIES, INC.

Date: September 27, 1999                     By:/s/JOHN KAVAZANJIAN
                                                -------------------
                                                John Kavazanjian
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 1999                      /s/JOHN KAVAZANJIAN
                                              ----------------------------------
                                              John Kavazanjian
                                              President, Chief Executive Officer
                                              and Director

Date: September 27, 1999                      /s/FREDERICK F. DRULARD
                                              ----------------------------------
                                              Frederick F. Drulard
                                              Vice President Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date: September 27, 1999                      /s/JOSEPH C. ABELES
                                              ----------------------------------
                                              Joseph C. Abeles (Director)

Date: September 27, 1999                      /s/JOSEPH N. BARRELLA
                                              ----------------------------------
                                              Joseph N. Barrella (Director)

Date: September 27, 1999                      /s/RICHARD HANSEN
                                              ----------------------------------
                                              Richard Hansen (Director)

Date: September 27, 1999                      /s/BRUCE JAGID
                                              ----------------------------------
                                              Bruce Jagid (Director)

Date: September 27, 1999                      /s/ARTHUR LIEBERMAN
                                              ----------------------------------
                                              Arthur Lieberman (Director)

Date: September 27, 1999                      /s/CARL H. ROSNER
                                              ----------------------------------
                                              Carl H. Rosner (Director)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Ultralife Batteries, Inc.:

We have audited the accompanying consolidated balance sheets of Ultralife Batteries, Inc. (a Delaware corporation) and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in comprehensive income and stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Rochester, New York
September 8, 1999

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars In Thousands, Except Per Share Amounts)

                                                                                     June 30,
                                                                                     --------
                                                                                  1999        1998
                                                                                --------    --------
                                              ASSETS

Current assets:
   Cash and cash equivalents                                                    $    776    $    872
   Available-for-sale securities                                                  22,780      34,816
   Trade accounts receivable (less allowance for doubtful accounts
      of $429, and $158 at June 30, 1999 and 1998, respectively)                   3,554       3,046
   Inventories                                                                     5,018       3,911
   Prepaid expenses and other current assets                                       2,112       2,144
                                                                                --------    --------
  Total current assets                                                            34,240      44,789

Property and equipment:

  Machinery and equipment                                                         36,288      33,113
  Leasehold improvements                                                           1,115         863
                                                                                --------    --------
                                                                                  37,403      33,976
  Less -- accumulated depreciation and amortization                                5,626       3,828
                                                                                --------    --------
                                                                                  31,777      30,148
                                                                                --------    --------

Other assets and deferred charges:

  Technology license agreements and other (net of accumulated amortization of
      $968 and $561, at June 30, 1999 and 1998,
      respectively)                                                                  403         890
                                                                                --------    --------
  Total assets                                                                  $ 66,420    $ 75,827
                                                                                ========    ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current portion of long-term debt and capital lease obligations              $    107    $     50
   Accounts payable                                                                3,847       4,785
   Accrued compensation                                                              653         335
   Customer advances                                                                  --         334
   Other current liabilities                                                       1,198       1,540
                                                                                --------    --------
Total current  liabilities                                                         5,805       7,044
                                                                                --------    --------

Long term liabilities:

    Long-term debt and capital lease obligations                                     215         197
                                                                                --------    --------

Commitments and contingencies (Note 6)
Stockholders' equity:

  Preferred stock, par value $0.10 per share, authorized 1,000,000 shares-
     none outstanding                                                                 --          --
  Common stock, par value $0.10 per share, authorized 20,000,000 shares;
     10,512,386 shares issued in 1999 and 1998                                     1,051       1,051
  Capital in excess of par value                                                  93,605      93,605
  Accumulated other comprehensive income                                             267       1,368
  Accumulated deficit                                                            (34,220)    (27,135)
                                                                                --------    --------
                                                                                  60,703      68,889

   Less -- Treasury stock, at cost (27,250 shares in 1999 and 1998)                 (303)       (303)
                                                                                --------    --------
Total stockholders' equity                                                        60,400      68,586
                                                                                --------    --------
Total liabilities and stockholders' equity                                      $ 66,420    $ 75,827
                                                                                ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        ULTRALIFE BATTERIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Amounts)

                                                    Year ended June 30,
                                                    -------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Revenues                                       $ 21,064    $ 16,391    $ 15,941
Cost of products sold                            19,016      14,522      15,118
                                               --------    --------    --------
Gross profit                                      2,048       1,869         823

Operating and other expenses:

  Research and development                        5,925       6,651       3,413
  Selling, general, and administrative            6,195       5,790       5,218
  Loss on China battery development program          --          --         805
  Gain on fires                                  (1,288)     (2,697)        (56)
                                               --------    --------    --------

Total operating and other expenses               10,832       9,744       9,380

Other income (expense):

  Interest income, net                            1,456         888       1,352
  Equity loss in affiliates                         (80)         --          --
  Gain on sale of securities                        348          --          --
  Other expense, net                                (25)        (33)        (41)
                                               --------    --------    --------

Loss before income taxes                         (7,085)     (7,020)     (7,246)
                                               --------    --------    --------

Income taxes                                         --          --          --
                                               --------    --------    --------
Net loss                                       $ (7,085)   $ (7,020)   $ (7,246)
                                               ========    ========    ========
Net loss per common share                      $  (0.68)   $  (0.84)   $  (0.91)
                                               ========    ========    ========
Weighted average number of shares outstanding    10,485       8,338       7,923
                                               ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                IN COMPREHENSIVE INCOME AND STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                            Accumulated Other
                                                          Common Stock                     Comprehensive Income
                                                       ------------------              --------------------------
                                                                                        Foreign
                                                                           Capital in   Currency       Unrealized
                                                       Number of           Excess of   Translation    Net Gain on   Accumulated
                                                         Shares    Amount  Par Value    Adjustment     Securities     Deficit
                                                       ---------   ------  ---------   -----------    -----------   -----------
Balance as of June 30, 1996                            7,923,211  $  793     $64,631      $   37         $3,843     ($ 12,869)

Comprehensive loss:
    Net loss                                                                                                           (7,246)
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                                               254
      Unrealized net gain (loss) on securities                                                           (2,532)
         Other comprehensive income (loss)
Comprehensive loss
Shares issued under stock option
  plan and other stock options                            30,125       3         152
Purchase of treasury stock                               (27,500)
Other                                                        250                   3
                                                      ----------  ------     -------      ------         ------      --------
Balance as of June 30, 1997                            7,926,086     796      64,786         291          1,311       (20,115)

Comprehensive loss:
    Net loss                                                                                                           (7,020)
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                                                67
      Unrealized net gain (loss) on securities                                                             (301)
         Other comprehensive income (loss)
Comprehensive loss
Shares issued under public
  offering, less offering costs of
  approximately $2,699                                 2,500,000     250      28,301
Shares issued under stock option
  plan and other stock options                            58,800       5         518
Issuance of common stock from
  treasury                                                   250
                                                      ----------  ------     -------      ------         ------      --------
Balance as of June 30, 1998                           10,485,136   1,051      93,605         358          1,010       (27,135)

Comprehensive loss:
    Net loss                                                                                                           (7,085)
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                                              (459)
      Unrealized net gain (loss) on securities                                                             (642)
         Other comprehensive income (loss)
Comprehensive loss
                                                      ----------  ------     -------      ------         ------      --------
Balance as of June 30, 1999                           10,485,136  $1,051     $93,605       ($101)        $  368     ($ 34,220)
                                                      ==========  ======     =======      ======         ======      ========
                                                       Treasury
                                                        Stock          Total
                                                       --------        -----
Balance as of June 30, 1996                            $       -      $56,435

Comprehensive loss:
    Net loss                                                           (7,246)
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                            254
      Unrealized net gain (loss) on securities                         (2,532)
                                                                      -------
         Other comprehensive income (loss)                             (2,278)
                                                                      -------
Comprehensive loss                                                     (9,524)
Shares issued under stock option
  plan and other stock options                                            155
Purchase of treasury stock                                  (306)         (306)
Other                                                                       3
                                                       ---------      -------
Balance as of June 30, 1997                                 (306)      46,763

Comprehensive loss:
    Net loss                                                           (7,020)
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                             67
      Unrealized net gain (loss) on securities                           (301)
                                                                      -------
         Other comprehensive income (loss)                               (234)
                                                                      -------
Comprehensive loss                                                     (7,254)
Shares issued under public
  offering, less offering costs of
  approximately $2,699                                                 28,551
Shares issued under stock option
  plan and other stock options                                            523
Issuance of common stock from
  treasury                                                     3            3
                                                       ---------      -------
Balance as of June 30, 1998                                 (303)      68,586
Comprehensive loss:
    Net loss                                                           (7,085)
    Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                           (459)
      Unrealized net gain (loss) on securities                           (642)
                                                                      -------
         Other comprehensive income (loss)                             (1,101)
                                                                      -------
Comprehensive loss                                                     (8,186)
                                                       ---------      -------
Balance as of June 30, 1999                                ($303)     $60,400
                                                       =========      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                               Year ended June 30,
                                                                       -----------------------------------
                                                                          1999         1998         1997
                                                                       ---------    ---------    ---------
OPERATING ACTIVITIES
Net loss                                                               $  (7,085)   $  (7,020)   $  (7,246)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                              2,205        1,364          841
Equity loss in affiliates                                                     80           --           --
Loss on China battery development program                                     --           --          284
Provision for loss on accounts receivable                                    271         (120)          88
Provision for inventory obsolescence                                          68         (659)          93
Realized gain on sale of securities                                         (348)          --           --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                (779)        (210)       1,203
  (Increase) decrease in inventories                                      (1,175)       2,051        3,042
  Decrease (increase) in prepaid expenses
       and other current assets                                               32         (483)        (311)
  (Decrease) increase in accounts payable
       and other current liabilities                                        (962)       3,664         (868)
  (Decrease) increase in customer advances                                  (334)      (1,302)       1,302
                                                                       ---------    ---------    ---------
Net cash used in operating activities                                     (8,027)      (2,715)      (1,572)
                                                                       ---------    ---------    ---------

INVESTING ACTIVITIES
Purchase of property and equipment                                        (3,427)     (12,245)      (8,913)
Purchase of technology license                                                --         (350)          --
Purchases of securities                                                  (94,417)    (164,438)    (139,485)
Sales of securities                                                       75,130      137,104       64,969
Maturities of securities                                                  31,029       12,064       85,993
                                                                       ---------    ---------    ---------
Net cash provided by (used in) investing activities                        8,315      (27,865)       2,564
                                                                       ---------    ---------    ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt                                               115           --           --
Principal payments under capital
  lease obligations                                                          (40)          --           --
Proceeds from issuance of common stock                                        --       29,074          159
Purchase of treasury stock                                                    --           --         (306)
                                                                       ---------    ---------    ---------
Net cash provided by (used in) financing activities                           75       29,074         (147)
                                                                       ---------    ---------    ---------

Effect of exchange rate changes on cash                                     (459)          67          253
                                                                       ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                             (96)      (1,439)       1,098

Cash and cash equivalents at beginning of period                             872        2,311        1,213
                                                                       ---------    ---------    ---------
Cash and cash equivalents at end of period                             $     776    $     872    $   2,311
                                                                       =========    =========    =========

Supplemental schedule of noncash investing and financing activities:

Capital lease obligation related to building                           $      --    $     247    $      --
Unrealized net gain (loss) in securities                               $     294    $     301    $  (2,532)
                                                                       =========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


Note 1-Summary of Operations and Significant Accounting Policies

a.       Description of Business

         Ultralife Batteries, Inc. (the "Company") develops, manufactures, and markets primary and rechargeable lithium batteries for use in a wide array of applications. The Company generally does not distribute its product to a concentrated geographical area nor is there a significant concentration of credit risks arising from individual or groups of customers engaged in similar activities, or who have similar economic characteristics. The Company had battery sales to a single customer amounting to $4,192, or 20% of total revenues in 1999; $1,993, or 12% of total revenues in 1998; and $2,391, or 15% of total revenues in 1997. The Company does not normally obtain collateral on trade accounts receivable.

b.       Principles of Consolidation

         The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Ultralife Batteries UK, Ltd. ("Ultralife UK"). All material intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company does not have a controlling interest are accounted for using the equity method.

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

d.       Cash Flows

         For purposes of the Statements of Cash Flows, the Company considers all demand deposits with financial institutions and financial instruments with original maturities of three months or less to be cash equivalents. Interest paid was $40 in 1999, $3 in 1998 and $0 in 1997.

e.       Available-for-Sale Securities

         Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable equity securities and debt securities are classified as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income.

         The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income (loss) as gains (losses) on sale of securities.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

f.       Inventories

         Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.

g.       Property and Equipment

         Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of three to twelve years. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed. When sold, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

         In the event that facts and circumstances indicate that the carrying amount of a long-lived asset may be impaired, an evaluation of recoverability would be performed. If an impairment is determined to exist, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The Company did not record any impairments of long lived assets in 1999, 1998 or 1997.

h.       Technology License Agreements

         Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired two technology license agreements for an initial payment of $1,000 and $100 respectively. Royalties are payable at a rate of 8% and an initial rate of 4%, respectively, of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company for a 10-year period. The royalties can be reduced under certain circumstances based on the terms of these agreements. The agreements are amortized using the straight-line method over three to ten years. Additionally, the Company will be required to make royalty payments at stated rates based on the terms of each agreement. During 1998, in connection with the settlement of a lawsuit (see Note 6(f)), the Company acquired an additional technology license agreement for $350, which expired in May 1999.

i.       Translation of Foreign Currency

         The financial statements of the Company's foreign affiliates are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". There were no exchange gains or losses included in net loss for the years ended June 30, 1999, 1998 and 1997.

j.       Income Taxes

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

k.       Research and Development

         Research and development expenditures are charged to operations as incurred.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

l.       Revenue Recognition

         Revenues from sales of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred.

m.       Revenue on Technology Contracts

         For a majority of its technology contracts, the Company recognizes revenue using the percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. When a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties.

n.       Derivative Financial Instruments and Fair Value of Financial
         Instruments

         SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of any significant derivative or other financial instruments. The Company did not have any derivative financial instruments at June 30, 1999 and 1998.

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at June 30, 1999 and 1998. Fair values have been determined through information obtained from market sources.

o.       Earnings per Share

         The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding for the period. No dilution for common share equivalents is included. Diluted EPS includes the dilutive effect of securities calculated using the treasury stock method. For 1999, 1998 and 1997, diluted earnings per share was the equivalent of basic earnings per share due to the net loss.

p.       New Accounting Pronouncements

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) includes net income (loss) and other comprehensive income consisting of unrealized gains and losses that bypass the traditional income statement and are recorded in a separate section of stockholders' equity on the consolidated balance sheet. The components of other comprehensive income for the Company consist of unrealized net gains on securities and foreign currency translation adjustments.

         In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in the

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

financial statements. The standard requires businesses to present information on business segments in a manner consistent with the way in which a company's chief operating decision maker views the business to make resource-related decisions. (See Note 11--Business Segment Information.)

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting requirements for derivative instruments and hedging activities. The statement is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this standard on its financial statements. However, given the current level of the Company's derivative and hedging activities, the impact is not expected to be material.

q.       Legal Matters

         The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability will not have a material adverse effect on the Company's financial condition or results of operations.

r.       Reclassifications

         In order to conform to the 1999 presentation, certain amounts in the 1998 and 1997 financial statements have been reclassified.

Note 2-Investments

The following is a summary of available-for-sale securities:

       June 30, 1999                                   Unrealized      Estimated
       -------------                           Cost   Gains/(Losses)  Fair Value
                                               ----   --------------  ----------

Commercial Paper and other .............    $  6,986     $     --       $  6,986
U.S. corporate bonds ...................      13,708          (93)        13,615
                                            --------     --------       --------
Total debt securities ..................      20,694          (93)        20,601
Intermagnetics General
  Corporation (equity securities) ......       1,718          461          2,179
                                            --------     --------       --------
                                            $ 22,412     $    368       $ 22,780
                                            ========     ========       ========

       June 30, 1998                                   Unrealized      Estimated
       -------------                           Cost   Gains/(Losses)  Fair Value
                                               ----   --------------  ----------

Commercial Paper and other .............    $ 28,087     $   --         $ 28,087
U.S. Government agencies ...............         250         --              250
U.S. corporate bonds ...................       3,315            9          3,324
                                            --------     --------       --------
Total debt securities ..................      31,652            9         31,661
Intermagnetics General
  Corporation (equity securities) ......       2,154        1,001          3,155
                                            --------     --------       --------
                                            $ 33,806     $  1,010       $ 34,816
                                            ========     ========       ========

         The Company has instructed its investment fund managers to invest in conservative, investment grade securities with average maturities of less than three years. In fiscal 1999, the Company realized a gain on sale of securities of $348, relating to the sale of a portion of the Company's investment in Intermagnetics General Corporation.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 2-Investments (cont'd)

         At June 30, 1999, all of the Company's available-for-sale securities had contractual maturities of one year or less. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties or the Company may sell the securities to meet their ongoing and potential future cash needs.

Note 3-Inventories

         The composition of inventories was:

                                                                  June 30,
                                                                  --------
                                                              1999        1998
                                                              ----        ----

      Raw materials......................................  $ 2,984     $ 2,613
      Work in process....................................    2,080       1,333
      Finished products..................................      249         192
                                                           ---------------------

                                                             5,313       4,138

      Less: Reserve for obsolescence.....................      295         227
                                                           ---------------------

                                                           $ 5,018     $ 3,911
                                                           =======  ==========

Note 4-Leases

         The Company leases various buildings, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $379, $713 and $745 for the years ended June 30, 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 1999 are as follows: 2000 - $351, 2001 - $309, 2002 - $261, 2003 - $224,
2004 - $222 and thereafter - $1,993. The above amounts do not include contingent or additional rent.

         In addition to operating leases, the Company also has a capital lease for its Newark, New York facility which provides for payments of $50 per year through December 2001 and $28 per year from December 2001 through 2007. At the end of this lease term, the Company is required to purchase the facility for one dollar.

Note 5-Long-term Debt

         In May 1999, the Company borrowed funds from New York Power Authority that were used toward the construction of a solvent recovery system. The annual interest rate on the loan is 6%. The loan is to be repaid in 24 equal monthly payments. The principal balance of the loan at June 30, 1999 was $115, of which $57 is classified as a current liability.

Note 6-Commitments and Contingencies

a.       China Program

         In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in China for the production and distribution of batteries. The Company made an investment of $284 of a total anticipated investment of $405 which would represent a 15% interest in the China Program and accounted for this investment using the cost method. Changzhou Ultra Power Battery Co., Ltd., a company organized in China ("China Battery"), purchased from the Company certain technology, equipment, training and consulting services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6,000 to the Company over the first

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 6-Commitments and Contingencies (cont'd)

two years of the agreement, of which approximately $5,600 has been paid. The Company has been attempting to collect the balance due under this contract. China Battery has indicated that these payments will not be made until certain contractual issues have been resolved. Due to the Chinese partner's questionable willingness to pay, the Company wrote off in fiscal 1997 the entire balance owed to the Company as well as the Company's investment. In December 1997, China Battery sent to the Company a letter demanding reimbursement of losses they have incurred plus a refund for certain equipment that the Company sold to China Battery. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim, which, if successful, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that such a claim is without merit.

b.       Letters of Credit

         In conjunction with the purchase/lease agreement to acquire the Company's Newark, NY facilities, the Company established a letter of credit in the amount of $200 which expires in 2001. As of June 30, 1999, $150 remains outstanding. All letters of credit are collateralized by the Company's investments.

         In addition, a line of credit in the amount of $330 is maintained by Ultralife UK for short term working capital requirements.

c.       Indemnity Agreement

         The Company has an Indemnity Agreement with each member of its Board of Directors and corporate officers. The agreement provides that the Company will reimburse directors or officers for all expenses, to the fullest extent permitted by law and the Company by-laws, arising out of their performance as agents or trustees of the Company.

d.       Purchase Commitments

         As of June 30, 1999, the Company has made commitments to purchase approximately $1,074 of production machinery and equipment.

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

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 6-Commitments and Contingencies (cont'd)

         A company had alleged infringement of two patents concerning technology incorporated into the Company's rechargeable batteries. In May of 1998, the Company settled this suit. In the settlement the Company acquired a technology license agreement in exchange for $350, which expired in fiscal 1999.

         In August 1998, the Company, its Directors, certain of its officers, and certain underwriters were named as defendants in a complaint filed by certain shareholders who claim to represent a class of shareholders alleging that the defendants, during the period of April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's common stock. The complaint alleges that the Company's offering documents were materially incomplete, and as a result misleading, and that the class members purchased the Company's common stock at artificially inflated prices in reliance thereon and were thereby damaged. The Company believes that the litigation is without merit and intends to defend it vigorously. All defendants have filed Motions to Dismiss the Complaint. As of May 6, 1999, the motions have been fully briefed and submitted to the Court. The amount of alleged damages, if any, cannot be quantified, nor can the outcome or this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

         In conjunction with the Company's purchase/lease agreement of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with certain real estate tax concessions upon certain conditions. In connection with this agreement, the Company received an environmental assessment which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. The next phase of the project is expected to begin in late calendar 1999. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

Note 7-Stockholders' Equity

a.       Preferred Stock

         The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At June 30, 1999, no preferred shares were issued or outstanding.

b.       Common Stock

         In June of 1998, the stockholders approved an increase in the number of authorized shares of common stock from 12,000,000 to 20,000,000.

         In May of 1998, the Company sold 2,500,000 shares of common stock at $12.50 per share, resulting in gross proceeds of $31,250 and net proceeds of $28,551 to the Company.

c.       Stock Options

         The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for its stock-based compensation plans has been recognized in the Company's Consolidated Statements of Operations. In accordance with the disclosure

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Stockholders' Equity (cont'd)

requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company elected not to recognize compensation cost related to stock options. If the Company had elected to recognize compensation expense for all of the Company's stock-based compensation based on the fair value of the options at grant date as prescribed by SFAS No.123, the Company's net loss would have been $8,252, $8,232 and $8,295 for the years ended June 30, 1999, 1998 and 1997, compared with the reported losses of $7,085, $7,020, and $7,246. Loss per share would have been $0.79, $0.99, and $1.05 in the years ended June 30, 1999, 1998 and 1997, respectively, as compared to reported loss per share of $0.68, $0.84, and $0.91, respectively. The effect of SFAS No. 123 in the pro forma disclosures may not be indicative of future amounts.

         For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively; expected option terms of three years for all periods; expected stock volatility of approximately 53.4% for 1999, 53.1% for 1998, and 46.6% for 1997; expected dividend yields of 0% for all periods; and average risk free interest rates of 5.3%, 5.8%, and 5.8% for 1999, 1998, and 1997, respectively. The weighted average fair value of options granted was $3.63 in fiscal 1999, $5.48 for 1998 and $4.18 in fiscal 1997.

         The stockholders of the Company have approved three stock option plans that permit the grant of options. In addition, the stockholders of the Company have approved the grant of options outside of these plans. Under the 1991 stock option plan, 100,000 shares of common stock are reserved for grant to key employees and consultants of the Company through September 13, 2001. There are currently 11,250 shares remaining to be granted under the 1991 plan. The exercise price per share shall be determined by the Board of Directors as follows: (i) Incentive Stock Options (ISOs) shall not be less than 100% of the fair market value at the date of grant; (ii) ISOs granted to holders of more than 10% of the Company's common stock shall not be less than 110% of the fair market value at the date of grant; and (iii) non-qualified stock options ("NQSOs") shall not be less than 85% of the fair market value of a share at the date of grant. The exercise period is to be determined at the time of grant but cannot exceed ten years (five years from the time of grant if issued to a holder of more than 10% of the Company's common stock). All options granted under the 1991 plan are NQSOs.

         The stockholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders have approved reservation of 1,150,000 shares of common stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of common shares reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either ISO's or NQSO's. Key employees are eligible to receive ISO's and NQSO's; however, directors and consultants are eligible to receive only NQSO's.

         Effective March 1, 1995, the Company established the 1995 stock option plan and granted the former Chief Executive Officer ("CEO") options to purchase 100,000 shares at $14.25 per share under this plan. The options are exercisable in annual increments of 20,000 shares over a five-year period commencing March 1, 1996 until March 1, 2001. There were no other grants under the 1995 stock option plan. In October 1992, the Company granted, to the former CEO, options to purchase 225,000 shares of common stock at $9.75 per share outside of any of the stock option plans. The options vested through June 1997 and expire on October 2002. In addition, on March 1, 1994, the Company granted options to the former CEO to purchase 150,000 shares at $11.00 per share under the terms of an employment agreement and outside of any of the stock option plans. These options are exercisable in annual increments of 30,000 shares over a five-year period commencing March 1, 1995 until March 1, 2000.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Stockholders' Equity (cont'd)

This table summarizes data for the stock options issued by the Company:

                                                  1999                       1998                        1997
                                                  ----                       ----                        ----
                                                      Weighted                   Weighted                    Weighted
                                                      Average                    Average                     Average
                                                      Exercise                   Exercise                    Exercise
                                        Number          Price        Number        Price        Number         Price
                                       of Shares      Per Share     of Shares    Per Share     of Shares     Per Share
                                       ---------      ---------     ---------    ---------     ---------     ---------
Shares under option at beginning of
   year.............................    1,734,600      $ 11.03    1,337,300       $11.51      1,194,425      $12.67
Options granted.....................      346,000      $  7.10      736,200       $10.42        503,150      $10.12
Options exercised...................           --      $    --      (58,800)      $ 9.33        (30,125)     $ 5.15
Options canceled....................     (262,600)     $ 11.20     (280,100)      $12.17       (330,150)     $14.30
                                        ---------      -------    ---------       ------      ---------      ------
Shares under option at end of year      1,818,000      $ 10.27    1,734,600       $11.03      1,337,300      $11.51
                                        ---------      -------    ---------       ------      ---------      ------
Options exercisable at end of year      1,074,940       $11.17      946,900       $11.29        826,300      $11.43


The following table represents additional information about stock options outstanding at June 30, 1999 :

                   Options Outstanding                                     Options Exercisable

  ---------------------------------------------------     ------------------------------------------------------
                                           Weighted-
                                            Average
      Range of            Number           Remaining        Weighted-             Number            Weighted-
      Exercise          Outstanding       Contractual        Average           Exercisable           Average
       Prices        At June 30, 1999         Life        Exercise Price     At June 30, 1999     Exercise Price
      --------       ----------------     -----------     --------------     ----------------     --------------
  $ 4.25- 8.90          678,500            4.9 Years          $ 7.47              188,300             $ 7.81
  $ 9.00-11.75          774,850            2.8 Years          $10.20              615,490             $10.13
  $12.00-17.50          300,650            2.4 Years          $14.46              220,150             $14.57
  $18.25-24.50           64,000            1.7 Years          $21.16               51,000             $21.43
  ---------------------------------------------------     ------------------------------------------------------

  $ 4.25-24.50        1,818,000            3.5 Years          $10.27            1,074,940             $11.17
  ---------------------------------------------------     ------------------------------------------------------

         Subsequent to the end of the fiscal year, the Company issued 500,000 stock options as part of a compensation plan for the new CEO.

d.       Warrants

         In April 1997, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $12.00 per share. Those warrants expired in April 1998. In March 1998, the Company issued warrants to purchase 12,500 shares of its common stock to the Empire State Development Corporation in connection with a $500 grant. Proceeds of the grant were used to fund certain equipment purchases and are contingent upon the Company achieving and maintaining minimum employment levels. The remaining unamortized balance of $350 relating to the grant is included in other current liabilities in the accompanying Consolidated Balance Sheet as of June 30, 1999. The warrants may be exercised through December 31, 2002 at an exercise price equal to 60% of the average closing price for the 10 trading days preceding the exercise date, but not less than the average closing price during the 20 trading days prior to the grant.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Stockholders' Equity (cont'd)

e.       Reserved Shares

         The Company has reserved 1,953,000, 1,953,000 and 2,159,125 shares of common stock under the various stock option plans and warrants as of June 30, 1999, 1998 and 1997, respectively.

Note 8-Income Taxes

         Foreign and domestic loss carryforwards totaling approximately $36,000 are available to reduce future taxable income. Foreign loss carryforwards of $900 can be carried forward indefinitely. The domestic net operating loss carryforward of $35,100 expires through 2014. Due to a change in ownership defined under Internal Revenue Code Section 382, the net operating loss carryforward will be subject to an annual limitation.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $2,901, $2,843, and $3,273 for the years ended June 30, 1999, 1998 and 1997, respectively, to offset the deferred tax assets due to uncertainty.

Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                          1999            1998
                                                          ----            ----
Deferred tax liabilities:

   Unrealized gain on securities .................      $    125       $    341
      Tax over book depreciation .................           892            888
                                                        --------       --------
Total deferred tax liabilities ...................         1,017          1,229
Deferred tax assets:
   Net operating loss carryforward ...............        13,159         10,604
   Other .........................................           372            238
                                                        --------       --------
Total deferred tax assets ........................        13,531         10,842
Valuation allowance for deferred assets ..........       (12,514)        (9,613)
Net deferred tax assets ..........................         1,017          1,229
                                                        --------       --------
Net deferred income taxes ........................      $     --       $     --
                                                        ========       ========

         There were no income taxes paid for the years ended June 30, 1999, 1998 and 1997. For financial reporting purposes, loss from continuing operations before income taxes included the following:

                                                       June 30,
                                      1999               1998               1997
                                      ----               ----               ----

United States ...............         $(7,830)         $(9,053)         $(6,916)
Foreign .....................             745            2,033             (330)
                                      -------          -------          -------
Total .......................         $(7,085)         $(7,020)         $(7,246)
                                      =======          =======          =======

         There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at June 30, 1999.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 9-401(K) Plan

         The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contributions. Effective January 1, 1997, the Board of Directors approved Company matching of employee contributions up to a maximum of 3% of the employee's income. For the years ended June 30, 1999, 1998 and 1997, the Company contributed $177, $124 and $75, respectively.

Note 10-Related Party Transactions

         The Company held 281,210 common shares (market value of $2,179) and 345,795 common shares (market value of $3,155) of Intermagnetics General Corporation ("IGC") at June 30, 1999 and 1998, respectively. During 1999, the company sold a portion of its investment in IGC and realized a gain on sale of securities of $348. IGC is considered to be a related party since certain directors of the Company also serve as officers or directors of IGC.

         During 1999, the Company paid $214 for professional services to a firm affiliated with one of the members of the Board of Directors.

Note 11-Business Segment Information

         Effective June 30, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows. Comparative information for prior years has been restated.

         The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt batteries, cylindrical batteries and various specialty batteries. The Rechargeable Batteries segment consists of the Company's polymer rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

1999
----
                                         Primary    Rechargeable      Technology
                                        Batteries    Batteries       Contracts       Corporate       Total
                                        -------------------------------------------------------------------
Revenues                                $ 19,559    $     49          $  1,456       $   --        $ 21,064
Segment contribution                    $  2,651    $ (5,617)         $    297       $ (6,195)     $ (8,864)
Interest income, net                                                                                  1,456
Other income (expense), net                                                                             323
Income taxes                                                                                             --
                                                                                                   --------
Net loss                                                                                           $ (7,085)

Long-lived assets                       $  7,776    $ 19,525          $    264       $  4,615      $ 32,180
Total assets                            $ 16,494    $ 19,554          $    735       $ 29,637      $ 66,420
Capital expenditures                    $  1,798    $  1,036          $     20       $    573      $  3,427
Depreciation and amortization expense   $    952    $    898          $     66       $    289      $  2,205

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 11-Business Segment Information (cont'd)

1998
----

                                         Primary   Rechargeable  Technology
                                        Batteries   Batteries     Contracts   Corporate     Total
                                        -----------------------------------------------------------
Revenues                                $ 13,297    $    766    $  2,328     $     --      $ 16,391
Segment contribution                    $  3,661    $ (6,108)   $    361     $ (5,789)     $ (7,875)
Interest income, net                                                                            888
Other income (expense), net                                                                     (33)
Income taxes                                                                                     --
                                                                                           --------
Net loss                                                                                   $ (7,020)

Long-lived assets                       $  7,085    $ 19,337    $    295     $  4,321      $ 31,038
Total assets                            $ 12,444    $ 20,119    $  1,317     $ 41,947      $ 75,827
Capital expenditures                    $    505    $ 10,978    $     14     $    748      $ 12,245
Depreciation and amortization expense   $    708    $    496    $     38     $    122      $  1,364

1997
----

                                         Primary   Rechargeable  Technology
                                        Batteries   Batteries     Contracts   Corporate     Total
                                        -----------------------------------------------------------
Revenues                                $ 14,765    $     --    $  1,176     $     --      $ 15,941
Segment contribution                    $    799    $ (3,271)   $   (867)    $ (5,217)       (8,556)
Interest income, net                                                                          1,352
Other income (expense), net                                                                     (42)
Income taxes                                                                                     --
                                                                                           --------
Net loss                                                                                   $ (7,246)

Long-lived assets                       $  5,712    $ 12,863    $     85     $    897      $ 19,557
Total assets                            $ 13,233    $ 12,485    $    702     $ 24,975      $ 51,395
Capital expenditures                    $  1,018    $  7,283    $     53     $    559      $  8,913
Depreciation and amortization expense   $    654    $    105    $     12     $     70      $    841

Geographical Information
------------------------

                                                   Revenues                       Long-lived Assets
                                          1999       1998       1997        1999        1998        1997
                                        -----------------------------     -------------------------------
United States                           $ 10,504  $  8,081   $  8,892     $ 26,612    $ 25,554   $ 18,134
United Kingdom                             3,423     1,716      4,234        5,648       5,484      1,423
Hong Kong                                  4,423     1,986        288           --          --         --
Europe, excluding UK                       1,671     3,384      1,602           --          --         --
Other                                      1,043     1,224        925          (80)         --         --
                                        --------  --------   --------     --------    --------   --------
Total                                   $ 21,064  $ 16,391   $ 15,941     $ 32,180    $ 31,038   $ 19,557
                                        ========  ========   ========     ========    ========   ========

Note 12-Taiwan Venture

         In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. The agreement stipulated that Ultralife will provide the venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary technology and 700,000 shares of Ultralife common stock, in exchange for approximately a 46% ownership interest. Ultralife will also hold half the seats on UTI's board of directors. PGT and the group of investors will ultimately fund UTI with $21,250 in cash and hold the remaining seats on the board.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 12-Taiwan Venture (cont'd)

         In July 1999, the Company issued 700,000 shares of its common stock to UTI in exchange for $8,750 in cash. Subsequently, in September 1999, the Company contributed $8,750 in cash to the UTI venture, fulfilling its investment pursuant to the agreement.