Form 10-Q
period 1999-09-30
ULTRALIFE BATTERIES INC
filed 1999-11-12
CIK 875657

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIE
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       or

          [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

                      ________________ to ________________

                         Commission file number 0-20852
                                                -------

                            ULTRALIFE BATTERIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                16-1387013
               --------                                ----------
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)


                 2000 TECHNOLOGY PARKWAY, NEWARK, NEW YORK 14513
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 332-7100
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes__X__     No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
       Common stock, $.10 par value - 10,862,436 shares outstanding as of October 31, 1999.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------


                                                                            PAGE

PART I    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 1999 and
              June 30, 1999...............................................     3

            Condensed Consolidated Statements of Operations - Three months
              ended September 30, 1999 and 1998...........................     4

            Condensed Consolidated Statements of Cash Flows -
              Three months ended September 30, 1999 and 1998..............     5

            Notes to Condensed Consolidated Financial Statements .........     6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..............     9



PART II    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................    12

Item 6.     Exhibits and Reports on Form 8-K..............................    12



SIGNATURES ...............................................................    13

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                        ULTRALIFE BATTERIES, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          September 30,
                                                                                                               1999         June 30,
                                   ASSETS                                                                  (Unaudited)        1999
                                                                                                          -------------    ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                                                 $  1,938      $    776
   Available-for-sale securities                                                                               17,748        22,780
   Trade accounts receivable (less allowance for doubtful accounts
      of $439 at September 30, 1999 and $429 at June 30, 1999)                                                  3,435         3,554
   Inventories                                                                                                  5,842         5,018
   Prepaid expenses and other current assets                                                                    1,959         2,112
                                                                                                             --------      --------
       Total current assets                                                                                    30,922        34,240
                                                                                                             --------      --------
PROPERTY AND EQUIPMENT:
  Machinery and equipment                                                                                      33,825        32,662
  Leasehold improvements                                                                                        4,767         4,741
                                                                                                             --------      --------
                                                                                                               38,592        37,403
  Less - Accumulated depreciation and amortization                                                              6,123         5,626
                                                                                                             --------      --------
                                                                                                               32,469        31,777
                                                                                                             --------      --------
OTHER ASSETS AND DEFERRED CHARGES:
  Investment in affiliates                                                                                      3,031          --
  Technology license agreements and other  (net of accumulated amortization of $993 at September 30, 1999 and $968 at June 30, 1999,
      respectively)                                                                                               458           403
                                                                                                             --------      --------
                                                                                                                3,489           403
                                                                                                             --------      --------
Total Assets                                                                                                 $ 66,880      $ 66,420
                                                                                                             ========      ========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations                                           $    107      $    107
   Accounts payable                                                                                             3,803         3,847
   Accrued compensation                                                                                           571           653
   Other current liabilities                                                                                      939         1,198
                                                                                                             --------      --------
       Total current liabilities                                                                                5,420         5,805
                                                                                                             --------      --------
LONG-TERM LIABILITIES:
   Long-term debt and capital lease obligations                                                                   215           215
                                                                                                             --------      --------
       Total long - term liabilities                                                                              215           215
                                                                                                             --------      --------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY :
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares- none outstanding                     --            --
   Common stock, par value $0.10 per share, authorized - 20,000,000 shares;  issued - 11,212,386
      at September 30, 1999 and 10,512,386 at June 30, 1999                                                     1,121         1,051
   Capital in excess of par value                                                                              96,773        93,605
   Accumulated other comprehensive income                                                                        (200)          267
   Accumulated deficit                                                                                        (36,146)      (34,220)
                                                                                                             --------      --------
                                                                                                               61,548        60,703
                                                                                                             --------      --------

   Less --Treasury stock, at cost -- 27,250 shares                                                               (303)         (303)
                                                                                                             --------      --------
        Total stockholders' equity                                                                             61,245        60,400
                                                                                                             --------      --------
Total Liabilities and Stockholders' Equity                                                                   $ 66,880      $ 66,420
                                                                                                             ========      ========

===================================================================================================================================
                           The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                               Three Months Ended September 30,
                                                  1999                   1998
                                                  ----                   ----
REVENUES                                       $  6,225               $  4,222

COST OF PRODUCTS SOLD                             5,806                  3,934
                                               --------               --------

GROSS PROFIT                                        419                    288

OPERATING AND OTHER EXPENSES:
  Research and development                        1,092                  1,828
  Selling, general, and administrative            1,491                  1,300
  Gain on fires                                      --                   (468)
                                               --------               --------
TOTAL OPERATING AND OTHER EXPENSES                2,583                  2,660

OTHER INCOME (EXPENSE):
  Interest income                                   305                    449
  Miscellaneous                                     (67)                    (7)
                                               --------               --------
LOSS BEFORE INCOME TAXES                         (1,926)                (1,930)
                                               --------               --------

INCOME TAXES                                         --                     --
                                               --------               --------

NET LOSS                                         (1,926)                (1,930)

  Comprehensive income (loss)                      (467)                  (490)
                                               --------               --------
NET COMPREHENSIVE LOSS                         $ (2,393)              $ (2,420)
                                               ========               ========

NET LOSS PER COMMON SHARE                      $  (0.18)              $  (0.18)
                                               ========               ========

WEIGHTED AVERAGE SHARES OUTSTANDING              10,768                 10,485
                                               ========               ========

The accompanying notes are an integral part of the financial statements.

                                          ULTRALIFE BATTERIES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Dollars in Thousands)
                                                 (Unaudited)

---------------------------------------------------------------------------------------------------------------

                                                                            Three Months Ended September 30,
                                                                               1999                     1998
                                                                               ----                     ----

OPERATING ACTIVITIES
Net loss                                                                    $ (1,926)                 $ (1,930)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                                    522                       559
Equity in loss of joint venture                                                  127                         -
Changes in operating assets and liabilities:
  Decrease in accounts receivable                                                119                        39
  Increase in inventories                                                       (824)                     (513)
  (Increase) decrease in prepaid expenses
       and other current assets                                                  153                      (936)
  Decrease in accounts payable
       and other current liabilities                                            (385)                     (840)
                                                                 --------------------   -----------------------
Net cash used in operating activities                                         (2,214)                   (3,621)
                                                                 --------------------   -----------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                            (1,189)                   (1,232)
Investment in affiliates                                                      (3,238)                        -
Purchase of securities                                                       (11,079)                  (27,871)
Sales of securities                                                            6,915                    26,298
Maturities of securities                                                       8,722                     5,481
                                                                 --------------------   -----------------------
Net cash provided by investing activities                                        131                     2,676
                                                                 --------------------   -----------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                         3,238                        --
                                                                 --------------------   -----------------------
Net cash provided by financing activities                                      3,238                        --
                                                                 --------------------   -----------------------

Effect of exchange rate changes on cash                                            7                       119
                                                                 --------------------   -----------------------

Increase (decrease) in cash and cash equivalents                               1,162                      (826)

Cash and cash equivalents at beginning of period                                 776                       872

                                                                 --------------------   -----------------------
Cash and cash equivalents at end of period                                   $ 1,938                      $ 46
                                                                 ====================   =======================


SUPPLEMENTAL CASH FLOW INFORMATION

Unrealized (loss) gain on securities                                          $ (474)                    $ 608
                                                                 ====================   =======================

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1999 and the results of operations and cash flows for the three month periods ended September 30, 1999 and 1998. The results for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1999, filed on Form 10-K on September 28, 1999.

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

3.   INVENTORIES

         Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

                                                  (Dollars in thousands)
                                    September 30, 1999         June 30, 1999
                                    ------------------      ----------------

     Raw materials                              $3,132                $2,984
     Work in process                             2,344                 2,080
     Finished products                             703                   249
                                       ----------------     ----------------
                                                 6,179                 5,313
     Less: Reserve for obsolescence                337                   295
                                       ----------------     ----------------
                                                $5,842                $5,018
                                       ----------------     ----------------

4.   TAIWAN VENTURE

         In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. In consideration of its ownership interest in the venture, Ultralife contributed to Ultralife Taiwan, Inc. (UTI), its proprietary technology and, in July 1999, issued 700,000 shares of Ultralife common stock. Ultralife holds half the seats on UTI's board of directors. PGT and the group of investors has funded UTI with $21,250,000 in cash and hold the remaining seats on the UTI board.

5.   COMMITMENTS AND CONTINGENCIES

         A company has filed a claim against the Company seeking amounts related to commissions and breach of good faith and fair dealings. The Company's counsel believes that an unfavorable outcome is unlikely in this matter.

         An individual has filed suit claiming the Company interfered with his opportunity to purchase Dowty Group, PLC (now the Company's U.K. subsidiary). The claim amounts to $25,000,000. The Company believes that the claim is without merit and the Company intends to vigorously defend its position. At this time, the outcome of this suit is uncertain. An unfavorable outcome of this suit may have a material adverse impact on the Company's financial position and results of operations.

         In August 1998, certain shareholders commenced a putative class action lawsuit against the Company, its Directors, certain of its officers, and certain underwriters seeking unspecified damages arising out of alleged violations of the federal securities laws in connection with the Company's May 1998 public offering of 2.5 million shares of common stock. The complaint, which was amended during 1998 before defendants were required to respond, alleged that the Company's registration statement and prospectus issued in connection with the offering contained false statements or omitted allegedly material information and therefore were misleading. The plaintiffs claimed that they, and other shareholders whom they seek to represent, purchased the Company's stock at allegedly inflated prices and were injured thereby. In response to defendants' motions to dismiss, on September 28, 1999 the Court dismissed, without prejudice, plaintiffs' Amended Complaint for failure to state a claim and for failing to plead fraud with particularity, and granted plaintiffs leave to replead their complaint within a time specified by the Court.

         On November 8, 1999, plaintiffs filed a Second Amended Class Action Complaint, naming the same defendants and asserting similar as those set forth in plaintiffs' prior Amended Complaint. The Company's time to respond to the Second Amended Complaint has not yet expired.

         The Company continues to believe that the litigation is without merit and intends to continue to vigorously defend this action. To date, no discovery has been conducted, and the amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

         In conjunction with the Company's purchase/lease agreement of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with certain real estate tax concessions upon certain conditions. In connection with this agreement, the Company received an environmental assessment which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230,000. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. The matter is in its preliminary stages and the total costs of remediation cannot be estimated at this time. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

6.   CAPITAL LEASE OBLIGATION

         A capital lease obligation of $647,000 was incurred in fiscal 1998 when the Company entered into a capital lease for land and buildings. An initial payment of $400,000 was paid at the time of the lease inception, resulting in a balance of $247,000 to be paid over 10 years. At September 30, 1999, the outstanding principal balance on the lease was $207,000.

7.   BUSINESS SEGMENT INFORMATION

         The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes

     9-volt batteries, cylindrical batteries and various specialty batteries. The Rechargeable Batteries segment consists of the Company's efforts to produce rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

THREE MONTHS ENDED SEPTEMBER 30,                                     (DOLLARS IN THOUSANDS)
1999
                                                PRIMARY       RECHARGEABLE      TECHNOLOGY
                                               BATTERIES        BATTERIES       CONTRACTS       CORPORATE        TOTAL
                                            ----------------------------------------------------------------------------
Revenues                                         $ 5,632          $      2           $591         $     -       $ 6,225
Segment contribution                                 362           (1,092)             57         (1,491)       (2,164)
Interest income (expense), net                         -                 -              -             305           305
Other income (expense)                                 -                 -              -            (67)          (67)
Income taxes                                           -                 -              -               -             -
                                                                                                             ----------
Net loss                                                                                                        (1,926)
Total assets                                     $16,830          $ 20,361           $510         $29,179       $66,880


THREE MONTHS ENDED SEPTEMBER 30,                                     (DOLLARS IN THOUSANDS)
1998
                                                PRIMARY       RECHARGEABLE      TECHNOLOGY
                                               BATTERIES        BATTERIES       CONTRACTS       CORPORATE        TOTAL
                                            ----------------------------------------------------------------------------
Revenues                                         $ 3,757          $      -        $   465         $     -       $ 4,222
Segment contribution                                 677           (1,828)             79         (1,300)       (2,372)
Interest income (expense), net                         -                 -              -             449           449
Other income (expense)                                 -                 -              -             (7)           (7)
Income taxes                                           -                 -              -               -             -
                                                                                                             ----------
Net loss                                                                                                        (1,930)
Total assets                                     $12,551           $19,978         $1,170         $38,869       $72,568


8.       NEW ACCOUNTING PRONOUNCEMENTS

         As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting requirements for derivative instruments and hedging activities. The Company, on occasion, has used derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in foreign currency exchange rates. As of September 30, 1999, the Company did not have any outstanding derivative financial instruments.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION THAT ARE BASED ON THE BELIEFS OF MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. THE STATEMENTS CONTAINED IN THIS REPORT RELATING TO MATTERS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, FUTURE DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, THE SUCCESSFUL COMMERCIALIZATION OF THE COMPANY'S ADVANCED RECHARGEABLE BATTERIES, GENERAL ECONOMIC CONDITIONS, GOVERNMENT AND ENVIRONMENTAL REGULATION, COMPETITION AND CUSTOMER STRATEGIES, TECHNOLOGICAL INNOVATIONS IN THE PRIMARY AND RECHARGEABLE BATTERY INDUSTRIES, CHANGES IN THE COMPANY'S BUSINESS STRATEGY OR DEVELOPMENT PLANS, CAPITAL DEPLOYMENT, BUSINESS DISRUPTIONS, RAW MATERIALS SUPPLIES, AND OTHER RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED.

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED HEREIN AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AS OF AND FOR THE YEAR ENDED JUNE 30, 1999.


     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Consolidated revenues reached a new quarterly record of $6,225,000 for the first three months of fiscal 2000, an increase of $2,003,000, or 47%, over the comparable quarter in fiscal 1999. Primary battery sales increased $1,875,000, or 50%, from $3,757,000 last year to $5,632,000 this year. The increase in primary battery sales was primarily due to an increase in 9-volt lithium battery shipments and, to a lesser extent, greater sales of high rate batteries. Technology contract revenues rose $126,000, or 27%, from $465,000 to $591,000 reflecting the Company's work on the U.S. Department of Commerce's Advanced Technology Program (ATP) with the U.S. Department of Commerce which commenced in April 1999.

         Cost of products sold amounted to $5,806,000 for the three month period ended September 30, 1999, an increase of $1,872,000, or 48% over the same three month period a year ago. The gross margin on total revenues for the quarter was 7%, consistent with the gross margin of the prior year. Gross margins on primary batteries were 6% in the first quarter of both fiscal 1999 and fiscal 2000. Last year's cost of products sold for primary batteries, however, included $506,000 of proceeds from business interruption insurance which offset unabsorbed overhead expenses at the Company's U.K. facility that resulted from a fire in December 1996. This fire suspended production of high-rate batteries in the U.K. for a period of 15 months. Excluding the impact of these insurance proceeds, the gross margin for primary batteries in the first quarter of fiscal 1999 was a negative 8%. The improvement of gross margins in primary batteries (excluding the impact from fire insurance proceeds), from a negative 8% in the first quarter of fiscal 1999 to a positive 6% in the first quarter of fiscal 2000, was largely a result of higher production volumes in 9-volt and high rate batteries. While sales and production rates of high-rate batteries produced in the U.K. are increasing, they are not yet at a level to fully absorb all current overhead expenses. The Company anticipates that sales orders and production volumes will increase sufficiently in fiscal 2000 to fully absorb factory overheads in the U.K.; however, there can be no assurance that such volumes will be achieved. Gross profit on technology contracts decreased $22,000 in fiscal 2000 when compared to fiscal 1999, reflecting a decline in gross margins from 17% in the first quarter 1999 to 10% in the first quarter 2000. The slight decline in technology contract gross margins is due to lower margins reflected in contracts in the U.K.

         Operating and other expenses were $2,583,000 for the three months ended September 30, 1999, a decrease of $77,000, or 3%, from $2,660,000 in the prior year. Included in the operating expenses last year was a gain on fires of $468,000 which related to fire insurance proceeds for the Company's fire in the U.K. The claim was settled during fiscal 1999 and no gains were recognized in fiscal 2000. Excluding the impact of this non-recurring item, operating expenses decreased $545,000, or 17%. Of the Company's operating and other expenses, research and development expenses decreased $736,000, or 40%, to $1,092,000 for the first quarter of fiscal 2000. The decline in research and development expenses was primarily due to a shift in resources to the U.S. Department of Commerce Advanced Technology Program and a narrower focus on key rechargeable development programs. That decrease was partially offset by an increase of $191,000, or 15%, in selling, general, and administrative expenses, to $1,491,000 in the first three months of fiscal 2000. This increase in SG&A expenses was mainly due to higher information technology expenses and higher insurance costs, as well as an increased allocation of support departments in the U.K. operating facility.

         Interest income decreased $144,000, or 32%, from $449,000 in the first quarter of fiscal 1999 to $305,000 in the first quarter of fiscal 2000. The reduction in interest income is principally the result of lower average cash balances.

         Net losses were $1,926,000, or $0.18 per share, for the first three months of fiscal 2000 compared to $1,930,000, or $0.18 per share, for the same quarter last year.


     LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, cash and cash equivalents and available for sale securities totaled $19,686,000. The Company used $2,214,000 of cash in operating activities during the first three months of fiscal 2000. This usage of cash related primarily to the net loss reported for the period and an increase in inventories, offset in part by depreciation and amortization expense. The Company spent $1,189,000 for capital additions for production equipment and facilities improvements during the first quarter 2000. In addition, in conjunction with the Taiwan venture agreement, the Company issued 700,000 shares of its common stock related to the Company's Taiwan venture.

         At September 30, 1999, the Company had long-term debt outstanding of $215,000 primarily relating to the capital lease obligation for the Company's Newark, New York offices and manufacturing facilities. Ultralife UK maintains a line of credit in the amount of $330,000 for short-term working capital requirements. In November 1999, the Company entered into a capital lease for $423,000 related to computer hardware and software, whereby payments will be made monthly over a 3-year term. With planned sales growth, the Company is continuing to pursue a working capital line of credit of approximately $15,000,000. Presently, no commitments for this financing have been obtained.

         The Company's capital resource commitments as of September 30, 1999 consisted principally of capital equipment commitments of approximately $536,000. The Company believes its current financial position and cash flows from operations will be adequate to support its financial requirements throughout the next 12 months.

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

              The Company has taken and continues to take a number of steps in an effort to assess its readiness for Year 2000 issues, including reviewing all business systems, testing equipment, surveying key material suppliers, and completing the remediation plan.

              During the early part of fiscal 1999, the Company's review and assessment determined that its U.S. accounting system was not Year 2000 compliant. As part of its ongoing project to improve the flow of management information and control of operations, the Company implemented and began using an enterprise-wide software system as of July 1, 1999. The Company now believes that its systems are fully Year 2000 compliant. The total costs of this project, including hardware, software, consulting and implementation costs, amounted to approximately $450,000. Most of these costs were capitalized.

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

     PART II    OTHER INFORMATION

     Item 1.      Legal Proceedings

         In August 1998, certain shareholders commenced a putative class action lawsuit against the Company, its Directors, certain of its officers, and certain underwriters seeking unspecified damages arising out of alleged violations of the federal securities laws in connection with the Company's May 1998 public offering of 2.5 million shares of common stock. The complaint, which was amended during 1998 before defendants were required to respond, alleged that the Company's registration statement and prospectus issued in connection with the offering contained false statements or omitted allegedly material information and therefore were misleading. The plaintiffs claimed that they, and other shareholders whom they seek to represent, purchased the Company's stock at allegedly inflated prices and were injured thereby. In response to defendants' motions to dismiss, on September 28, 1999 the Court dismissed, without prejudice, plaintiffs' Amended Complaint for failure to state a claim and for failing to plead fraud with particularity, and granted plaintiffs leave to replead their complaint within a time specified by the Court.

          On November 8, 1999, plaintiffs filed a Second Amended Class Action Complaint, naming the same defendants and asserting similar as those set forth in plaintiffs' prior Amended Complaint. The Company's time to respond to the Second Amended Complaint has not yet expired.

         The Company continues to believe that the litigation is without merit and intends to continue to vigorously defend this action. To date, no discovery has been conducted, and the amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

     Item 6.      Exhibits and Reports on Form 8-K

          (a)     Exhibits
                  None

          (b)     Reports on Form 8-K

                  On October 18, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that on September 28, 1999, the United States District Court for the District of New Jersey dismissed a putative class action filed in August 1998 against the Company, certain of its officers and directors, and the underwriters of the Company's June 1998 public offering of securities. In its Order dated September 28, 1999, the Court granted the Company's motion to dismiss and dismissed plaintiffs' Amended Complaint without prejudice, and granted plaintiffs leave to amend their Amended Complaint within thirty days of the date of the Order.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ULTRALIFE BATTERIES, INC.
                                          -------------------------
                                                (Registrant)


          Date:  NOVEMBER 12, 1999         By: /S/ JOHN D. KAVAZANJIAN
                 -----------------            ------------------------
                                           John D. Kavazanjian
                                           President and Chief Executive Officer

          Date:  NOVEMBER 12, 1999         By: /S/ ROBERT W. FISHBACK
                 -----------------            -----------------------
                                           Robert W. Fishback
                                           Vice President - Finance and Chief
                                           Financial Officer