Form 10-Q
period 1999-12-31
ULTRALIFE BATTERIES INC
filed 2000-02-11
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the transition period from

                                       to
                           -----------    ------------

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

       Common stock, $.10 par value - 10,864,476 shares outstanding as of
                               January 31, 2000.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 1999 and June 30, 1999................................3

          Condensed Consolidated Statements of Operations -
            Three and six months ended December 31, 1999 and 1998..............4

          Condensed Consolidated Statements of Cash Flows -
            Six months ended December 31, 1999 and 1998........................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................10



PART II  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................14

Item 4.   Submission of Matters to a Vote of Security Holders.................15

Item 6.   Exhibits and Reports on Form 8-K....................................15



SIGNATURES....................................................................16

PART I     FINANCIAL INFORMATION
Item 1.   Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,
                                                                                                     1999         June 30,
                                                            ASSETS                                (Unaudited)       1999
                                                                                                  -----------       ----
Current assets:
   Cash and cash equivalents                                                                       $  2,213      $    776
   Available-for-sale securities                                                                     15,650        22,780
   Trade accounts receivable (less allowance for doubtful accounts
      of $446 at December 31, 1999 and $429 at June 30, 1999)                                         3,076         3,554
   Inventories                                                                                        6,753         5,018
   Prepaid expenses and other current assets                                                          1,709         2,112
                                                                                                   --------      --------

       Total current assets                                                                          29,401        34,240
                                                                                                   --------      --------

Property and equipment:
  Machinery and equipment                                                                            34,332        32,662
  Leasehold improvements                                                                              4,771         4,741
                                                                                                   --------      --------
                                                                                                     39,103        37,403
  Less - Accumulated depreciation and amortization                                                    6,612         5,626
                                                                                                   --------      --------
                                                                                                     32,491        31,777
                                                                                                   --------      --------
Other assets and deferred charges:
  Investment in affiliates                                                                            2,974            --
  Technology license agreements and other (net of accumulated amortization of $1,018 at December 31, 1999 and $968 at June 30, 1999,
      respectively)                                                                                     433           403
                                                                                                   --------      --------
                                                                                                      3,407           403
                                                                                                   --------      --------

Total Assets                                                                                       $ 65,299      $ 66,420
                                                                                                   ========      ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and capital lease obligations                                 $    218      $    107
   Accounts payable                                                                                   2,965         3,847
   Accrued compensation                                                                                 485           653
   Other current liabilities                                                                          2,086         1,198
                                                                                                   --------      --------
       Total current liabilities                                                                      5,754         5,805
                                                                                                   --------      --------

Long-term liabilities:
   Long-term debt and capital lease obligations                                                         489           215
                                                                                                   --------      --------
       Total long-term liabilities                                                                      489           215
                                                                                                   --------      --------

Commitments and contingencies (Note 5)
Stockholders' equity :
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares- none outstanding             --            --
   Common stock, par value $0.10 per share, authorized - 20,000,000 shares;  issued - 11,212,386
      at December 31, 1999 and 10,512,386 at June 30, 1999                                            1,121         1,051
   Capital in excess of par value                                                                    96,773        93,605
   Accumulated other comprehensive income                                                               600           267
   Accumulated deficit                                                                              (39,135)      (34,220)
                                                                                                   --------      --------
                                                                                                     59,359        60,703

   Less -- Treasury stock, at cost -- 27,250 shares                                                    (303)         (303)
                                                                                                   --------      --------
        Total stockholders' equity                                                                   59,056        60,400
                                                                                                   --------      --------
Total Liabilities and Stockholders' Equity                                                         $ 65,299      $ 66,420
                                                                                                   ========      ========

The accompanying notes are an integral part of the financial statements.

                         ULTRALIFE BATTERIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

------------------------------------------------------------------------------------------------------------

                                             Three Months Ended December 31,   Six Months Ended December 31,
                                                 1999             1998            1999             1998
                                                 ----             ----            ----             ----

Revenues                                      $  6,677         $  5,160         $ 12,902         $  9,382

Cost of products sold                            6,375            4,503           12,181            8,437
                                              --------         --------         --------         --------

Gross profit                                       302              657              721              945


Operating and other expenses:
  Research and development                       1,066            1,600            2,158            3,428
  Selling, general, and administrative           2,269            1,348            3,760            2,648
  Gain on fires                                     --             (949)              --           (1,417)
                                              --------         --------         --------         --------
Total operating and other expenses               3,335            1,999            5,918            4,659


Other income (expense):
  Interest income                                  160              361              465              810
  Miscellaneous                                   (116)             (24)            (183)             (31)
                                              --------         --------         --------         --------
Loss before income taxes                        (2,989)          (1,005)          (4,915)          (2,935)
                                              --------         --------         --------         --------

Income taxes                                        --               --               --               --
                                              --------         --------         --------         --------

Net loss                                        (2,989)          (1,005)          (4,915)          (2,935)

  Comprehensive income (loss)                      800             (608)             333           (1,098)
                                              --------         --------         --------         --------
Net comprehensive loss                        $ (2,189)        $ (1,613)        $ (4,582)        $ (4,033)
                                              ========         ========         ========         ========

Net loss per common share                     $  (0.28)        $  (0.10)        $  (0.45)        $  (0.28)
                                              ========         ========         ========         ========

Weighted average shares outstanding             10,861           10,485           10,808           10,485
                                              ========         ========         ========         ========

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------------------

                                                            Six Months Ended December 31,
                                                                1999             1998
                                                                ----             ----

   OPERATING ACTIVITIES
   Net loss                                                  $ (4,915)        $ (2,935)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
   Depreciation and amortization                                1,036            1,119
   Equity in loss of Taiwan venture                               182               --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                   478              (15)
     Increase in inventories                                   (1,735)            (224)
     Decrease (increase) in prepaid expenses
          and other current assets                                403             (301)
     Decrease in accounts payable
          and other current liabilities                          (162)          (1,189)
                                                             --------         --------
   Net cash used in operating activities                       (4,713)          (3,545)
                                                             --------         --------

   INVESTING ACTIVITIES
   Purchase of property and equipment                          (1,700)          (2,148)
   Investment in affiliates                                    (3,238)              --
   Purchase of securities                                     (23,141)         (52,126)
   Sales of securities                                         13,896           43,576
   Maturities of securities                                    16,731           15,884
                                                             --------         --------
   Net cash provided by investing activities                    2,548            5,186
                                                             --------         --------

   FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       3,238               --
   Proceeds from issuance of debt                                 423               --
   Principal payments under capital lease obligations             (38)              --
                                                             --------         --------
   Net cash provided by financing activities                    3,623               --
                                                             --------         --------

   Effect of exchange rate changes on cash                        (21)             (98)
                                                             --------         --------

   Increase in cash and cash equivalents                        1,437            1,543

   Cash and cash equivalents at beginning of period               776              872

                                                             --------         --------
   Cash and cash equivalents at end of period                $  2,213         $  2,415
                                                             ========         ========


   SUPPLEMENTAL CASH FLOW INFORMATION
   Unrealized (loss) gain on securities                      $    354         $ (1,000)
                                                             ========         ========



   The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at December 31, 1999 and the results of operations and cash flows for the three and six month periods ended December 31, 1999 and 1998. The results for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1999, filed on Form 10-K on September 28, 1999.

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

3. INVENTORIES

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

                                               (Dollars in thousands)
                                       December 31, 1999          June 30, 1999
                                       ----------------------------------------
     Raw materials                                $3,051                 $2,984
     Work in process                               2,894                  2,080
     Finished products                             1,173                    249
                                       ----------------------------------------
                                                   7,118                  5,313
     Less: Reserve for obsolescence                  365                    295
                                       ----------------------------------------
                                                  $6,753                 $5,018
                                       ----------------------------------------

4. TAIWAN VENTURE

      In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's rechargeable polymer batteries in Taiwan. In consideration of its ownership interest in the venture, Ultralife contributed to Ultralife Taiwan, Inc. (UTI), its proprietary technology and, in July 1999, issued 700,000 shares of Ultralife common stock. Ultralife holds half the seats on UTI's board of directors. PGT and the group of investors has funded UTI with $21,250,000 in cash and hold the remaining seats on the UTI board.

5. COMMITMENTS AND CONTINGENCIES

      In 1997, a company filed a claim against the Company seeking amounts related to commissions and breach of good faith and fair dealings. Following a Federal Court mediation in November 1999, this matter was settled.

      In 1997, an individual filed suit claiming the Company interfered with his opportunity to purchase Dowty Group, PLC (now the Company's U.K. subsidiary). The claim amounted to $25,000,000. After a Federal Court jury trial in December 1999, the lawsuit was dismissed. Plaintiff subsequently filed an appeal. The Company continues to maintain that this claim is without merit and will vigorously defend the appeal. While the Company believes it will be successful on appeal, an unfavorable outcome of this suit may have a material adverse impact on the Company's financial position and results of operations.

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

      On November 8, 1999, plaintiffs filed a Second Amended Class Action Complaint, naming the same defendants and asserting similar claims as those set forth in plaintiffs' prior Amended Complaint. The Company has moved to dismiss the second Amended Complaint, and that motion presently is pending.

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

6. CAPITAL LEASE OBLIGATIONS

      A capital lease obligation of $647,000 was incurred in fiscal 1998 when the Company entered into a capital lease for land and buildings. An initial payment of $400,000 was paid at the time of the lease inception, resulting in a balance of $247,000 to be paid over 10 years. At December 31, 1999, the outstanding principal balance on the lease was $180,000.

      In November 1999, the Company entered into a $423,000 capital lease for certain computer-related hardware and software. The lease is payable in equal monthly installments over a three-year period. At December 31, 1999, the outstanding principal balance on the lease was $413,000.


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



Three Months Ended December 31, 1999                           (Dollars in Thousands)
------------------------------------
                                                Primary      Rechargeable      Technology
                                               Batteries       Batteries       Contracts       Corporate        Total
                                            ----------------------------------------------------------------------------
Revenues                                         $ 5,913           $     0           $764         $    --       $ 6,677
Segment contribution                                 191            (1,114)           104          (2,269)       (3,088)
Interest income                                       --                --             --             160           160
Miscellaneous                                         --                --             --             (61)          (61)
Income taxes                                          --                --             --              --            --
                                                                                                                -------
Net loss                                                                                                        $(2,989)
Total assets                                     $17,238           $20,591           $572         $26,898       $65,299


Three Months Ended December 31, 1998
------------------------------------
                                                Primary      Rechargeable      Technology
                                               Batteries       Batteries       Contracts       Corporate        Total
                                            ----------------------------------------------------------------------------
Revenues                                         $ 4,692          $    33          $  435        $    --        $ 5,160
Segment contribution                               1,471           (1,598)            133         (1,348)        (1,342)
Interest income                                       --               --              --            361            361
Miscellaneous                                         --               --              --            (24)           (24)
Income taxes                                          --               --              --             --             --
                                                                                                                -------
Net loss                                                                                                        $(1,005)
Total assets                                     $13,621          $20,074          $1,005        $35,855        $70,555


Six Months Ended December 31, 1999                             (Dollars in Thousands)
----------------------------------
                                                Primary      Rechargeable      Technology
                                               Batteries       Batteries       Contracts       Corporate        Total
                                            ----------------------------------------------------------------------------
Revenues                                         $11,545          $     2          $1,355        $    --       $12,902
Segment contribution                                 479           (2,259)            161         (3,760)       (5,379)
Interest income                                       --               --              --            465           465
Miscellaneous                                         --               --              --             (1)           (1)
Income taxes                                          --               --              --             --            --
                                                                                                               -------
Net loss                                                                                                       $(4,915)
Total assets                                     $17,238          $20,591          $  572        $26,898       $65,299


Six Months Ended December 31, 1998
----------------------------------
                                                Primary      Rechargeable      Technology
                                               Batteries       Batteries       Contracts       Corporate        Total
                                            ----------------------------------------------------------------------------
Revenues                                         $ 8,449          $    33          $  900       $     --       $ 9,382
Segment contribution                               2,148           (3,426)            212         (2,648)       (3,714)
Interest income                                       --               --              --            810           810
Miscellaneous                                         --               --              --            (31)          (31)
Income taxes                                          --               --              --             --            --
                                                                                                               -------
Net loss                                                                                                       $(2,935)
Total assets                                     $13,621          $20,074          $1,005       $ 35,855       $70,555



8. NEW ACCOUNTING PRONOUNCEMENTS

      As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting requirements for derivative instruments and hedging activities. The Company, on occasion, has used derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in foreign currency exchange rates. As of December 31, 1999, the Company did not have any outstanding derivative financial instruments.

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


Results of Operations

Three months ended December 31, 1999 and 1998

      Consolidated revenues reached a new all-time quarterly record of $6,677,000 for the second quarter of fiscal 2000, an increase of $1,517,000, or 29%, over the comparable quarter in fiscal 1999. Primary battery sales increased $1,221,000, or 26%, from $4,692,000 last year to $5,913,000 this year. The increase in primary battery sales was primarily due to shipments of BA-5372 batteries under the Company's contract with the U.S. Army and, to a lesser extent, rising sales of 9-volt and high rate batteries. Technology contract revenues rose $329,000, or 76%, from $435,000 to $764,000 reflecting the Company's work on the Advanced Technology Program (ATP) with the U.S. Department of Commerce which commenced in April 1999.

      Cost of products sold amounted to $6,375,000 for the three months ended December 31, 1999, an increase of $1,872,000, or 42% over the same three month period a year ago. The gross margin on total revenues for the quarter was 5%, a decline from the reported 13% gross margin in the same quarter last year. However, last year's cost of products sold included $705,000 of proceeds from business interruption insurance which offset unabsorbed overhead expenses at the Company's U.K. facility that resulted from a fire in December 1996. This fire suspended production of high rate batteries in the U.K. for a period of 15 months. Excluding the impact of these insurance proceeds, the gross margin in the second quarter of fiscal 1999 was a negative 1%. Normalizing for the impact of the fire insurance proceeds, the gross margins in primary batteries improved from a negative 4% in the second quarter of fiscal 1999 to a positive 3% in the second quarter of fiscal 2000, largely attributable to the BA-5372 battery program and higher production volumes in 9-volt and high rate batteries. While sales and production rates of high rate batteries produced in the U.K. are increasing, they are not yet at a level to fully absorb all current overhead expenses. The Company anticipates that sales orders and production volumes will increase sufficiently in fiscal 2000 to be able to fully absorb factory overheads in the U.K.; however, there can be no assurance that such volumes will be achieved. Gross profit on technology contracts decreased $29,000 in fiscal
2000 when compared to fiscal 1999, reflecting a decline in gross margins from 31% in the second quarter 1999 to 14% in the second quarter 2000. This decline in technology contract gross margins is due to lower margins reflected in contracts in the U.K.

      Operating and other expenses were $3,335,000 for the three months ended December 31, 1999, an increase of $1,336,000 from $1,999,000 in the prior year. Included in operating and other expenses last year was a gain on fires of $949,000, which related to fire insurance proceeds from the Company's fire in the U.K. The claim was settled during fiscal 1999 and no gains were recognized in fiscal 2000. Excluding the impact of this non-recurring item, operating and other expenses increased $387,000, or 13%. Of the Company's operating and other expenses, selling, general and administration expenses increased $921,000, or 68%, to $2,269,000 for the second quarter of fiscal 2000 compared to the same quarter last year. This increase in SG&A expenses was mainly due to certain one-time costs relating mostly to legal fees and settlement costs associated with the satisfactory conclusion of several legal matters, as well as higher consulting and information technology expenses and an increased allocation of support departments in the U.K. operating facility. The SG&A increase was partially offset by a decrease of $534,000, or 33%, in research and development expenses, to $1,066,000 in the second three months of fiscal 2000. The decline in research and development expenses was primarily due to a shift in resources to the U.S. Department of Commerce ATP program and a narrower focus on key rechargeable development programs.

      Interest income decreased $201,000, or 56%, from $361,000 in the second quarter of fiscal 1999 to $160,000 in the second quarter of fiscal 2000. The reduction in interest income is principally the result of lower average cash balances.

      Net losses were $2,989,000, or $0.28 per share, for the second three months of fiscal 2000 compared to $1,005,000, or $0.10 per share, for the same quarter last year. Excluding the impact from the $1,654,000 of insurance proceeds in the second quarter of fiscal 1999, net losses were $2,659,000, or $0.25 per share.

Six months ended December 31, 1999 and 1998

      Consolidated revenues were $12,902,000 for the first six months of fiscal 2000, an increase of $3,520,000, or 38%, over the comparable six months in fiscal 1999. Primary battery sales increased $3,096,000, or 37%, from $8,449,000 last year to $11,545,000 this year. The increase in primary battery sales was primarily due to increased shipments of 9-volt lithium batteries, shipments of BA-5372 batteries under the Company's contract with the U.S. Army and, to a lesser extent, greater sales of high rate batteries. Technology contract revenues rose $455,000 or 51%, from $900,000 to $1,355,000 reflecting the Company's work on the U.S. Department of Commerce's ATP program, which commenced in April 1999.

      Cost of products sold amounted to $12,181,000 for the six month period ended December 31, 1999, an increase of $3,744,000, or 44% over the same six month period a year ago. The gross margin on total revenues for the six months ended December 31, 1999, was 6%, down from the 10% gross margin reported for the first six months in the prior year. Last year's cost of products sold for primary batteries, however, included $1,211,000 of proceeds from business interruption insurance which offset unabsorbed overhead expenses at the Company's U.K. facility that resulted from a fire in December 1996. Normalizing for the impact of the fire insurance proceeds, consolidated gross margins improved from a negative 3% in the first six months of fiscal 1999 to a positive 6% in the first six months of fiscal 2000, primarily as a result of higher production volumes of 9-volt batteries, BA-5372 battery production not in last year, and increased sales of high rate batteries. Gross profit on technology contracts decreased $51,000 in fiscal 2000 when compared to fiscal 1999, reflecting a decline in gross margins from 24% in the first half of fiscal 1999 to 12% in the first half of fiscal

2000. The decline in technology contract gross margins is due to lower margins reflected in contracts in the U.K.

      Operating and other expenses were $5,918,000 for the six months ended December 31, 1999, a decrease of $158,000, or 3%, from $6,076,000 in the same six months in the prior year excluding a gain on fires of $1,417,000 which related to fire insurance proceeds for the Company's fire in the U.K. Of the Company's operating and other expenses, research and development expenses decreased $1,270,000, or 37%, to $2,158,000 for the first six months of fiscal 2000. The decline in research and development expenses was primarily due to a shift in resources to the U.S. Department of Commerce's ATP program and a narrower focus on key rechargeable development programs. That decrease was partially offset by an increase of $1,112,000, or 42%, in selling, general, and administrative expenses, to $3,760,000 in the first six months of fiscal 2000. This increase in SG&A expenses was mainly due to certain one-time costs relating mostly to legal fees and settlement costs associated with the satisfactory conclusion of several legal matters, as well as higher information technology expenses and an increased allocation of support departments in the U.K. operating facility.

      Interest income decreased $345,000, or 43%, from $810,000 in the first six months of fiscal 1999 to $465,000 in the first six months of fiscal 2000. The reduction in interest income is principally the result of lower average cash balances.

      Losses associated with the Company's equity ownership interest in its Taiwan venture amounted to $182,000 for the first six months of fiscal 2000.

      Net losses were $4,915,000, or $0.45 per share, for the first six months of fiscal 2000 compared to $2,935,000, or $0.28 per share, for the same period last year. Excluding the impact from the $2,628,000 of insurance proceeds in the first six months of fiscal 1999, net losses were $5,563,000, or $0.53 per share.


Liquidity and Capital Resources

      At December 31, 1999, cash and cash equivalents and available for sale securities totaled $17,863,000. The Company used $4,713,000 of cash in operating activities during the first six months of fiscal 2000. This usage of cash related primarily to the net loss reported for the period and a net increase in working capital (mainly due to increased inventory levels), offset in part by depreciation and amortization expense. The Company spent $1,700,000 for capital additions for production equipment and facilities improvements during the six-month period ended December 31, 1999. In addition, in conjunction with the Taiwan venture agreement, the Company issued 700,000 shares of its common stock related to the Company's Taiwan venture, reflecting an investment of $3,238,000.

      At December 31, 1999, the Company had long-term debt outstanding of $489,000 primarily relating to the capital lease obligations for the Company's Newark, New York offices and manufacturing facilities and various computer hardware and software. In November 1999, the Company entered into a capital lease for $423,000 related to computer hardware and software, whereby payments will be made monthly over a 3-year term. Ultralife UK maintains a line of credit in the amount of $330,000 for short-term working capital requirements. With planned sales growth, the Company is working to put in place a working capital line of credit of approximately $15,000,000 to $20,000,000. The Company expects to complete this financing during its third fiscal quarter ending March 31, 2000.

      The Company's capital resource commitments as of December 31, 1999 consisted principally of capital equipment commitments of approximately $658,000. The Company believes its current financial position and cash flows from operations will be adequate to support its financial requirements throughout the next 12 months.


Year 2000 Disclosure

      Prior to January 1, 2000, the Company took a number of steps in an effort to assess its readiness for Year 2000 issues, including reviewing all business systems, testing equipment, surveying key material suppliers, and completing the remediation plan. The "Year 2000" issue is the result of computer programs being written using only two digits as opposed to four to represent the applicable year. Computer programs that have time sensitive software may have recognized "00" as the year 1900 rather than the year 2000. This could have potentially resulted in a system failure or an error in calculation. This Year 2000 issue is believed to have affected all companies and organizations, including the Company.

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

      In addition to internal Year 2000 activities, the Company was in contact with its key suppliers and vendors to assess their state of readiness and compliance. The Company issued documentation to key vendors and suppliers and received assurances from these companies that all new equipment purchased was Year 2000 compliant, and that the supply of materials necessary to the continued smooth operation of the Company would not be materially affected by any Year 2000 issues.

      Management is continuing to examine the Year 2000 issues as they potentially impact the Company. Since January 1, 2000, the Company has not experienced any interruptions in its business or operations. However, because all Year 2000 issues may not reveal themselves until later in 2000, no assurances can be given that the Company will not experience any interruptions in its business or operations due to Year 2000 issues.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

      In 1997, a company filed a claim against the Company seeking amounts related to commissions and breach of good faith and fair dealings. Following a Federal Court mediation in November 1999, this matter was settled.

      In 1997, an individual filed suit claiming the Company interfered with his opportunity to purchase Dowty Group, PLC (now the Company's U.K. subsidiary). The claim amounted to $25,000,000. After a Federal Court jury trial in December 1999, the lawsuit was dismissed. Plaintiff subsequently filed an appeal. The Company continues to maintain that this claim is without merit and will vigorously defend the appeal. While the Company believes it will be successful on appeal, an unfavorable outcome of this suit may have a material adverse impact on the Company's financial position and results of operations.

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

      On November 8, 1999, plaintiffs filed a Second Amended Class Action Complaint, naming the same defendants and asserting similar claims as those set forth in plaintiffs' prior Amended Complaint. The Company has moved to dismiss the second Amended Complaint, and that motion presently is pending.

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

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On December 7, 1999, an Annual Meeting of Shareholders of the Company was held.

      (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all seven nominees for Director with the following votes:

                    DIRECTOR                 FOR             AGAINST           ABSTAIN
                    --------                 ---             -------           -------
               Joseph C. Abeles          10,668,573          204,875              0
               Joseph N. Barrella        10,669,198          204,250              0
               Richard Hansen            10,669,198          204,250              0
               Bruce Jagid               10,624,095          249,353              0
               Arthur Lieberman          10,669,173          204,275              0
               John Kavazanjian          10,669,198          204,250              0
               Carl H. Rosner            10,660,195          213,253              0

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


Date:  February 11, 2000                 By: /s/ John D. Kavazanjian
       -----------------                    ------------------------
                                         John D. Kavazanjian
                                         President and Chief Executive Officer


Date:  February 11, 2000                 By: /s/ Robert W. Fishback
       -----------------                    -----------------------
                                         Robert W. Fishback
                                         Vice President - Finance and Chief
                                         Financial Officer