Form 10-Q
period 2000-03-31
ULTRALIFE BATTERIES INC
filed 2000-05-15
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                ---------------
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.10 par value - 11,046,376 shares outstanding as of April 30, 2000.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          March 31, 2000 and June 30, 1999....................................3

        Condensed Consolidated Statements of Operations -
          Three and nine months ended March 31, 2000 and 1999.................4

        Condensed Consolidated Statements of Cash Flows -
          Nine months ended March 31, 2000 and 1999...........................5

        Notes to Condensed Consolidated Financial Statements..................6

Item 2. Management's Discussion and Analysis of

          Financial Condition and Results of Operations......................10



PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................15

SIGNATURES ..................................................................16

PART I     FINANCIAL INFORMATION

Item 1.   Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------
                                                                                 March 31,           June 30,
                                          ASSETS                                   2000               1999
                                                                                 ---------           --------
                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                                      $    985           $    776
   Available-for-sale securities                                                    17,791             22,780
   Trade accounts receivable (less allowance for doubtful accounts
      of $257 at March 31, 2000 and $429 at June 30, 1999)                           2,845              3,554
   Inventories                                                                       5,722              5,018
   Prepaid expenses and other current assets                                         1,143              2,112
                                                                                  --------           --------
       Total current assets                                                         28,486             34,240
                                                                                  --------           --------
Property and equipment:
  Machinery and equipment                                                           34,756             32,662
  Leasehold improvements                                                             4,756              4,741
                                                                                  --------           --------
                                                                                    39,512             37,403
  Less - Accumulated depreciation and amortization                                   7,109              5,626
                                                                                  --------           --------
                                                                                    32,403             31,777
                                                                                  --------           --------
Other assets and deferred charges:
  Investment in affiliates                                                           2,640                (80)
  Technology licensee agreements (net of accumulated
      amortization of $1,043 at March 31, 2000 and $968 at June 30, 1999,
      respectively)                                                                    408                483
                                                                                  --------           --------
                                                                                     3,048                403
                                                                                  --------           --------
Total Assets                                                                      $ 63,937           $ 66,420
                                                                                  ========           ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of LTD and capital lease obligations                           $    221           $    107
   Accounts payable                                                                  2,441              3,847
   Accrued compensation                                                                211                653
   Other current liabilities                                                         1,684              1,198
                                                                                  --------           --------
       Total current liabilities                                                     4,557              5,805
                                                                                  --------           --------
Long - term liabilities:
   LT debt and capital lease obligations                                               455                215
                                                                                  --------           --------
       Total long - term liabilities                                                   455                215
                                                                                  --------           --------
Commitments and contingencies (Note 5)
Stockholders' equity :
   Common stock, par value $0.10 per share, authorized 20,000,000 shares;
      issued - 11,395,286 at March 31, 2000 and 10,512,386 at June 30, 1999          1,139              1,051
   Capital in excess of par value                                                   98,692             93,605
   Accumulated other comprehensive income                                             (263)               267
   Accumulated deficit                                                             (40,340)           (34,220)
                                                                                  --------           --------
                                                                                    59,228             60,703
                                                                                  --------           --------

   Less --Treasury stock, at cost -- 27,250 shares                                     303                303
                                                                                  --------           --------
        Total stockholders' equity                                                  58,925             60,400
                                                                                  --------           --------
Total Liabilities and Stockholders' Equity                                        $ 63,937           $ 66,420
                                                                                  ========           ========

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                   Three Months Ended March 31,          Nine Months Ended March 31,
                                                      2000              1999               2000                1999
                                                   --------           --------           --------           ---------
Revenues:
  Battery sales                                    $  5,423           $  5,425           $ 16,970           $ 13,907
  Technology contracts                                  776                169              2,131              1,069
                                                   --------           --------           --------           ---------
Total revenues                                        6,199              5,594             19,101             14,976

Cost of products sold:
  Battery costs                                       6,497              4,839             17,484             12,588
  Technology contracts                                  707                129              1,901                817
                                                   --------           --------           --------           ---------
Total cost of products sold                           7,204              4,968             19,385             13,405
                                                   --------           --------           --------           ---------
Gross profit                                         (1,005)               626               (284)             1,571

Operating and other expenses:
  Research and development                            1,384              1,360              3,542              4,788
  Selling, general, and administrative                1,871              1,665              5,631              4,313
  Gain on fires                                          --                 --                 --             (1,417)
                                                   --------           --------           --------           ---------
Total operating and other expenses                    3,255              3,025              9,173              7,684

Other income (expense):
  Interest income                                       194                342                659              1,152
  Gain on investment and other income                 2,861                  4              2,678                (27)
                                                   --------           --------           --------           ---------
Loss before income taxes                             (1,205)            (2,053)            (6,120)            (4,988)
                                                   --------           --------           --------           ---------
Income taxes                                             --                 --                 --                 --
                                                   --------           --------           --------           ---------
Net loss                                           $ (1,205)          $ (2,053)          $ (6,120)          $ (4,988)
                                                   ========           ========           ========           ========
 Comprehensive (loss) income                           (863)               490               (530)              (608)
Net comprehensive loss                             $ (2,068)          $ (1,563)          $ (6,650)          $ (5,596)
                                                   ========           ========           ========           ========
Net loss per common share                          $  (0.11)          $  (0.20)          $  (0.56)          $  (0.48)
                                                   ========           ========           ========           ========
Weighted average shares outstanding                  10,953             10,485             10,861             10,485
                                                   ========           ========           ========           ========

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                     Nine Months Ended March 31,
                                                         2000          1999
                                                         ----          ----

OPERATING ACTIVITIES
Net loss                                              $ (6,120)     $ (4,988)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                            1,558         1,662
Gain on sale of securities                              (3,147)           --
Equity in loss of Taiwan venture                           518            --
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable               709          (364)
  Increase in inventories                                 (704)         (348)
  Decrease (increase) in prepaid expenses
       and other current assets                            969          (273)
  Decrease in accounts payable
       and other current liabilities                    (1,362)       (1,467)
                                                      --------      --------
Net cash used in operating activities                   (7,579)       (5,778)
                                                      --------      --------
INVESTING ACTIVITIES
Purchase of property and equipment                      (2,109)       (2,496)
Investment in affiliates                                (3,238)           --
Purchase of securities                                 (53,051)      (85,886)
Sales of securities                                     32,714        68,722
Maturities of securities                                28,095        26,077
                                                      --------      --------
Net cash provided by investing activities                2,411         6,417
                                                      --------      --------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                   5,175            --
Proceeds from issuance of debt                             423            --
Principal payments under capital lease obligations         (69)          (40)
                                                      --------      --------
Net cash provided by (used in) financing activities      5,529           (40)
                                                      --------      --------
Effect of exchange rate changes on cash                   (152)         (355)
                                                      --------      --------
Increase in cash and cash equivalents                      209           244
Cash and cash equivalents at beginning of period           776           872
                                                      --------      --------
Cash and cash equivalents at end of period            $    985      $  1,116
                                                      ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain (loss) on securities                  $    378      $   (252)
                                                      ========      ========

The accompanying notes are an integral part of the financial statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

            In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three and nine month periods ended March 31, 2000 and 1999. The results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 1999, filed on Form 10-K on September 28, 1999.

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

3. INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

                                                 (Dollars in thousands)
                                           March 31, 2000     June 30, 1999
                                           --------------------------------

      Raw materials                             $3,297            $2,984
      Work in process                            1,406             2,080
      Finished products                          1,474               249
                                           --------------------------------
                                                 6,177             5,313
      Less: Reserve for obsolescence               455               295
                                           --------------------------------
                                                $5,722            $5,018
                                           --------------------------------

4. TAIWAN VENTURE

            In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT) and a group of investors to produce Ultralife's rechargeable polymer batteries in Taiwan. In consideration of its ownership interest in the venture, the Company contributed to Ultralife Taiwan, Inc. (UTI) certain of its proprietary technology and, in July 1999, 700,000 shares of Ultralife common stock. PGT and the group of investors funded UTI with $21,250,000 in cash, for the remaining ownership. This investment is recorded using the equity method of accounting.

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

6. CAPITAL LEASE OBLIGATIONS

            A capital lease obligation of $647,000 was incurred in fiscal 1998 when the Company entered into a capital lease for land and buildings. An initial payment of $400,000 was paid at the time of the lease inception, resulting in a balance of $247,000 to be paid over 10 years. As of March 31, 2000 and June 30, 1999, the outstanding principal balances on the lease were approximately $180,000 and $207,000, respectively.

            In November 1999, the Company entered into a $423,000 capital lease for certain computer-related hardware and software. The lease is payable in equal monthly installments over a three-year period. At March 31, 2000, the outstanding principal balance on the lease was approximately $381,000.

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

Three Months Ended March 31, 2000
---------------------------------                        (Dollars in Thousands)
                                         Primary     Rechargeable     Technology
                                        Batteries      Batteries       Contracts    Corporate     Total
                                        -----------------------------------------------------------------
Revenues                                $  5,400        $     23      $    776      $     --     $  6,199
Segment contribution                        (993)         (1,656)           70        (2,015)      (4,594)
Interest income                               --              --            --           194          194
Miscellaneous                                 --              --            --         3,195        3,195
Income taxes                                  --              --            --            --           --
Net loss                                                                                         $ (1,205)
Total assets                            $ 14,626        $ 21,236      $    774      $ 27,301     $ 63,937

Three Months Ended March 31, 1999
---------------------------------        Primary     Rechargeable     Technology
                                        Batteries      Batteries       Contracts    Corporate     Total
                                        -----------------------------------------------------------------
Revenues                                $  5,425        $     --      $    169      $     --     $  5,594
Segment contribution                         251          (1,095)           42        (1,597)      (2,399)
Interest income                               --              --            --           342          342
Miscellaneous                                 --              --            --             4            4
Income taxes                                  --              --            --            --           --
Net loss                                                                                         $ (2,053)
Total assets                            $ 16,494        $ 20,618      $    756      $ 30,857     $ 68,725

Nine Months Ended March 31, 2000
--------------------------------         Primary     Rechargeable     Technology
                                        Batteries      Batteries       Contracts    Corporate     Total
                                        -----------------------------------------------------------------
Revenues                                $ 16,945        $     25      $  2,131      $     --     $ 19,101
Segment contribution                        (514)         (3,916)          231        (5,775)      (9,974)
Interest income                               --              --            --           657          659
Miscellaneous                                 --              --            --         3,195        3,195
Income taxes                                  --              --            --            --           --
Net loss                                                                                         $ (6,120)
Total assets                            $ 14,626        $ 21,236      $    774      $ 27,301     $ 63,937

Nine Months Ended March 31, 1999
--------------------------------         Primary     Rechargeable     Technology
                                        Batteries      Batteries       Contracts    Corporate     Total
                                        -----------------------------------------------------------------
Revenues                                $ 13,874        $     33      $  1,069      $     --     $ 14,976
Segment contribution                       2,399          (4,521)          254        (4,245)      (6,113)
Interest income                               --              --            --         1,152        1,152
Miscellaneous                                 --              --            --           (27)         (27)
Income taxes                                  --              --            --            --           --
                                                                                                 --------
Net loss                                                                                         $ (4,988)
Total assets                            $ 16,494        $ 20,618      $    756      $ 30,857     $ 68,725

8. NEW ACCOUNTING PRONOUNCEMENTS

            As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting requirements for derivative instruments and hedging activities. The Company, on occasion, has used derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in foreign currency exchange rates. As of March 31, 2000, the Company did not have any outstanding derivative financial instruments.

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

      Results of Operations
      ---------------------

      Three months ended March 31, 2000 and 1999

            Consolidated revenues rose to $6,199,000 for the third quarter of fiscal 2000, an increase of $605,000, or 11%, over the comparable quarter in fiscal 1999. Technology contract sales increased $607,000, from $169,000 last year to $776,000 this year. The increase was primarily due to the Company's work on the Advanced Technology Program (ATP) with the U.S. Department of Commerce which commenced in April 1999. Primary battery sales for the quarter were constant year over year. Higher shipments of BA-5372 batteries under a contract with the U.S. Army were offset by a decline in 9-volt sales that related to inventory volume corrections at key customers.

            Cost of products sold amounted to $7,204,000 for the three months ended March 31, 2000, an increase of $2,236,000, or 45%, over the same three month period a year ago. The gross margin on total revenues for the quarter was negative 16%, a decline from the reported 11% gross margin in the same quarter last year. However, last year's cost of products sold included $280,000 of proceeds from business interruption insurance which offset unabsorbed overhead expenses at the Company's U.K. facility that resulted from a fire in December 1996. This fire suspended production of high rate batteries in the U.K. for a period of 15 months. Additionally, the current year's fiscal third quarter included approximately $1,000,000 of write-offs for excess and obsolete inventory as a result of the implementation of lean manufacturing processes and other process improvements. Excluding the impact of these non-recurring items, the gross margins were 0% and 6% in the third fiscal quarters of 2000 and 1999, respectively. This margin decline was the result of higher material costs from a change in product mix and lower overhead absorption due to lower production volumes.

            Operating and other expenses were $3,255,000 for the three months ended March 31, 2000, an increase of $230,000, or 8%, from the prior year. The Company's selling, general and administration expenses increased $206,000, or 12%, to $1,871,000 for the third quarter of fiscal 2000 compared to the same quarter last year. This increase in SG&A expenses was mainly due to higher legal fees and consulting expenses.

            Interest income decreased $148,000, or 43%, from $342,000 in the third quarter of fiscal 1999 to $194,000 in the third quarter of fiscal 2000. The reduction in interest income is principally the result of lower average cash balances. Included in other income of the current period is approximately $3.1 million in realized gains from the sale of investment securities. There was no similar sale of securities in the third quarter of the previous year.

            Net losses were $1,205,000, or $0.11 per share, for the third quarter of fiscal 2000 compared to $2,053,000, or $0.20 per share, for the same quarter last year. Excluding the impact from the non-recurring items in fiscal 2000 (inventory write downs and the gain on the sale of investment securities) and in fiscal 1999 (insurance proceeds), net losses were $3,352,000, or $0.31 per share, in 2000 and $2,333,000, or $0.22 per share in 1999.

      Nine months ended March 31, 2000 and 1999

            Consolidated revenues were $19,101,000 for the first nine months of fiscal 2000, an increase of $4,125,000, or 28%, over the comparable nine months in fiscal 1999. Primary battery sales increased $3,063,000, or 22%, from $13,907,000 last year to $16,970,000 this year. The increase in primary battery sales was primarily due to increased shipments of 9-volt lithium batteries, shipments of BA-5372 batteries under the Company's contract with the U.S. Army and, to a lesser extent, greater sales of high rate batteries. Technology contract revenues rose $1,062,000 or 99%, from $1,069,000 to $2,131,000 reflecting the Company's work on the U.S. Department of Commerce's ATP program, which commenced in April 1999.

            Cost of products sold amounted to $19,385,000 for the nine month period ended March 31, 2000, an increase of $5,980,000, or 45%, over the same nine month period a year ago. The gross margin on total revenues for the nine months ended March 31, 2000, was negative 1%, down from the 10% gross margin reported for the first nine months in the prior year. Last year's cost of products sold for primary batteries, however, included $1,491,000 of proceeds from business interruption insurance which offset unabsorbed overhead expenses at the Company's U.K. facility that resulted from a fire in December 1996. Additionally, the current year's fiscal third quarter included approximately $1,000,000 of write-offs for excess and obsolete inventory as a result of the implementation of lean manufacturing processes and other process improvements. Excluding the impact of these non-recurring items, the gross margins were 4% and 1% in the nine-month period of fiscal 2000 and 1999, respectively. Gross profit on technology contracts decreased $22,000 in fiscal 2000 when compared to fiscal 1999, reflecting a decline in gross margins from 24% in the first nine months of fiscal 1999 to 11% in the first nine months of fiscal 2000. The decline in technology contract gross margins is due to lower margins reflected in contracts in the U.K.

            Operating and other expenses were $9,173,000 for the nine months ended March 31, 2000, an increase of $72,000, or 1%, from $9,101,000 in the same nine months in the prior year excluding a gain of $1,417,000 which related to business interruption insurance proceeds for the Company's fire in the U.K. Of the Company's operating and other expenses, research and development expenses decreased $1,246,000, or 26%, to $3,542,000 for the first nine months of fiscal 2000. The decline in research and development expenses was primarily due to a shift in resources to the U.S. Department of Commerce's ATP program and a narrower focus on key rechargeable development programs. That decrease was partially offset by an increase of $1,318,000, or 31%, in selling, general, and administrative expenses, to $5,631,000 in the first nine months of fiscal 2000. This increase in SG&A expenses was mainly due to certain one-time costs relating mostly to legal fees and settlement costs associated with the satisfactory conclusion of several legal matters, as well as higher information technology expenses, higher consulting fees, and an increased allocation of support departments in the U.K. operating facility.

            Interest income decreased $493,000, or 43%, from $1,152,000 in the first nine months of fiscal 1999 to $659,000 in the first nine months of fiscal 2000. The reduction in interest income is principally the result of lower average cash balances. Included in other income of the current period is approximately $3.1 million in realized gains from the sale of investment securities. There was no similar sale of securities in the comparable period of the previous year.

            Losses associated with the Company's equity ownership interest in its Taiwan venture amounted to $517,000 for the first nine months of fiscal 2000.

            Net losses were $6,120,000, or $0.56 per share, for the first nine months of fiscal 2000 compared to $4,988,000, or $0.48 per share, for the same period last year. Excluding the impact from the non-recurring items in fiscal 2000 (inventory write downs and the gain on the sale of investment securities) and in fiscal 1999 (insurance proceeds), net losses were $8,267,000, or $0.76 per share, in 2000 and $7,896,000, or $0.75 per share, in 1999.

      Liquidity and Capital Resources
      -------------------------------

            At March 31, 2000, cash and cash equivalents and available for sale securities totaled $18,776,000. The Company used $7,579,000 of cash in operating activities during the first nine months of fiscal 2000. This usage of cash related primarily to the net loss reported for the period and a net increase in working capital (mainly due to increased inventory levels), offset in part by depreciation and amortization expense and decreases in current liabilities. The Company spent $2,109,000 for capital additions for production equipment and facilities improvements during the nine-month period ended March 31, 2000. In addition, in conjunction with the Taiwan venture agreement, the Company issued 700,000 shares of its common stock related to the Company's Taiwan venture, reflecting an investment of $3,238,000.

            At March 31, 2000, the Company had long-term debt outstanding of $455,000 primarily relating to the capital lease obligations for the Company's Newark, New York offices and manufacturing facilities and various computer hardware and software. In November 1999, the Company entered into a capital lease for $423,000 related to computer hardware and software, whereby payments will be made monthly over a 3-year term. Ultralife UK maintains a line of credit in the amount of $330,000 for short-term working capital requirements. With planned sales growth, the Company is working to put in place a credit facility for approximately $15,000,000 to $20,000,000. The Company expects to complete this financing during its fiscal year ending June 30, 2000.

            The Company's capital resource commitments as of March 31, 2000 consisted principally of capital equipment commitments of approximately $1,900,000. The Company believes its current financial position and cash flows from operations will be adequate to support its financial requirements throughout the next 12 months.

      Year 2000 Disclosure
      --------------------

            The year 2000 issue was the result of computer hardware and software systems and other equipment with embedded chips or processors that used only two digits rather than four to represent the year. Time-sensitive software could have recognized a date using "00" as the year 1900 rather than 2000. These systems could have failed to operate or could have been unable to process data accurately as a result of this flaw. The year 2000 issue could have arisen at any point in the supply chain, manufacturing process, distribution channels or information systems of the Company and its subsidiary and third parties with which it does business.

            The Company assembled a task force and developed a formal plan to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various manufacturing, distribution and administration activities would be Year 2000 compliant and operational on a timely basis. The plan also included an assessment process to determine that the Company's significant customers and suppliers would also be Year 2000 compliant.

            The Company utilized both internal and external resources to achieve Year 2000 preparedness. The total cost to the Company and its subsidiary for Year 2000 preparedness was approximately $450,000. The Company and its subsidiary encountered no difficulties associated with the Year 2000 issue and did not have to activate any of their Year 2000 contingency plans. The Company does not anticipate any substantive problems related to this issue going forward.

      PART II OTHER INFORMATION
      -------------------------

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

                                    ULTRALIFE BATTERIES, INC.
                                    -------------------------
                                         (Registrant)

    Date:  May 12, 2000             By: /s/ John D. Kavazanjian
           ------------                ------------------------
                                    John D. Kavazanjian
                                    President and Chief Executive Officer

    Date:  May 12, 2000             By: /s/ Robert W. Fishback
           ------------                -----------------------
                                    Robert W. Fishback
                                    Vice President - Finance and Chief Financial
                                    Officer