Form 10-K
period 2000-06-30
ULTRALIFE BATTERIES INC
filed 2000-09-27
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000

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

      Title of Class
      --------------

      Common Stock, par value $0.10 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      On August 31, 2000, the aggregate market value of the common stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $112,196,376 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on August 31, 2000.

As of September 15, 2000, the Registrant had 11,083,826 shares of Common Stock outstanding.

                      Documents Incorporated by Reference.

Part III Ultralife Batteries, Inc. Proxy Statement. With the exception of the items of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

                                TABLE OF CONTENTS

            ITEM                                                                           PAGE
PART I      1  Business....................................................................3

            2  Properties..................................................................14

            3  Legal Proceedings...........................................................14

            4  Submission of Matters to a Vote of Securities Holders.......................15

PART II     5  Market for Registrant's Common Equity and Related Shareholder
               Matters.....................................................................15

            6  Selected Financial Data.....................................................17

            7  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................18

            7a Quantitative and Qualitative Disclosures About Market Risks.................22

            8  Financial Statements and Supplementary Data.................................22

            9  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure........................................................22

PART III    10 Directors and Executive Officers of the Registrant..........................22

            11 Executive Compensation......................................................22

            12 Security Ownership of Certain Beneficial Owners and Management..............23

            13 Certain Relationships and Related Transactions..............................23

PART IV     14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.............23

               Exhibit Index...............................................................24

               Signatures..................................................................27

PART I

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report on Form 10-K contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

ITEM 1.  BUSINESS

General

      Ultralife Batteries, Inc. (the "Company") develops, manufactures and markets a wide range of standard and customized primary lithium and polymer rechargeable batteries for use in a wide array of applications. The Company believes that its proprietary technologies allow the Company to offer batteries that are ultra-thin, lightweight and generally achieve longer operating time than many competing batteries currently available. To date, the Company has focused on manufacturing a family of lithium primary batteries for consumer, industrial, and military applications which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company has introduced its advanced polymer rechargeable batteries which are based on its proprietary technology for use in portable electronic applications such as cellular telephones and computing devices manufactured and sold for commercial use.

      The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt, cylindrical and various specialty batteries. The Rechargeable Batteries segment consists of the Company's polymer rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

Primary Batteries

      The Company manufactures and markets a family of lithium-manganese dioxide (Li/MnO2) primary batteries including 9-volt, 3-volt, C, 1 1/4 C and D configurations, Ultralife Thin Cell(R) and custom Pouch batteries, and silver-chloride seawater-activated batteries. The Company's 9-volt battery is marketed to the security and safety equipment, medical device and specialty instrument markets. The Company's 9-volt battery is currently used in devices such as smoke detectors, home security devices and portable medical devices. The Company's High Rate lithium batteries are sold to OEMs primarily for the industrial and military markets, for use in sea and air safety products such as emergency positioning indicating radio beacons and search and rescue transponders. The Company manufactures Seawater-activated batteries used for specialty marine applications.

      Revenues for this segment in fiscal year 2000 were $21,840,000 and segment contribution was a loss of $1,244,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Rechargeable Batteries

      The Company believes that its polymer rechargeable technology provides substantial benefits, including the ability to provide thin, lightweight cells in custom sizes. In addition, the Company believes that its technology, which does not utilize lithium metal or a free liquid electrolyte, provides safety characteristics comparable to or better than other lithium-based rechargeable batteries currently available. The Company has begun manufacturing its polymer rechargeable batteries on its high-volume manufacturing equipment and supplying such product to aftermarket customers.

      The global small cell rechargeable batteries market was approximately $4.7 billion in 1998 and was expected to grow to $6.1 billion by 2001. The widespread use of a variety of portable consumer electronic products such as notebook computers and cellular telephones has resulted in large and growing markets for rechargeable batteries. These electronic products are placing increasing demands on existing battery technologies to deliver greater amounts of energy through efficiently designed, smaller and lighter batteries. In some cases, current battery capabilities are a major limitation in the development of next generation electronic products. The Company believes that its proprietary technology can provide substantial benefits over other available rechargeable battery systems.

      Revenues for this segment in fiscal year 2000 were $25,000 and segment contribution was a loss of $5,306,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Technology Contracts

      On a continuing basis, the Company seeks to fund part of its efforts to identify and develop new applications for its products and to advance its technologies through contracts with both government agencies and third parties. The government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has been successful in obtaining awards for such programs for both rechargeable and primary battery technologies.

      Revenues for this segment in fiscal year 2000 were $2,649,000 and segment contribution was $246,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

      There were no revenues for this segment in fiscal year 2000 and segment contribution was a loss of $7,385,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

History

      The Company was formed in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to the 9-volt lithium-manganese dioxide primary battery that was developed and manufactured by Kodak. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications, which were incorporated into the Company's 9-volt battery, resulting in a battery with improved performance and shelf life. The Company then expanded its operations by the acquisition in

June 1994 by its subsidiary, Ultralife Batteries (UK) Ltd., of certain assets of Dowty Group PLC ("Dowty"). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high rate lithium and seawater-activated batteries and highly skilled scientists with significant expertise in lithium battery technology. The customer base of Ultralife UK was further expanded by the acquisition of certain assets of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co. ("Hoppecke") in July 1994. The Company has developed a wide array of products based on combining technology developed by its research and development personnel, assets acquired from Kodak, Dowty and Hoppecke, as well as various technology licenses.

      In December 1998, the Company announced a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce the Company's polymer rechargeable batteries in Taiwan. During fiscal 2000, the Company provided the venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary technology and 700,000 shares of the Company Common Stock. The Company is UTI's largest shareholder with approximately 46% ownership, and holds half of the seats on UTI's board of directors. PGT and the group of investors funded UTI with $21.25 million in cash and hold the remaining seats on the board. See Item 5., Market for Registrant's Common Equity and Related Shareholder Matters.

      Since its inception, the Company has concentrated significant resources on research and development activities related to polymer rechargeable batteries. The Company is currently engaged in volume production of advanced rechargeable batteries using automated custom-designed equipment.

      As used in this Report, unless otherwise indicated the terms "Company" and "Ultralife" include the Company's wholly-owned subsidiary, Ultralife UK Ltd.

Products and Technology

      A battery is an electrochemical apparatus used to store and release energy in the form of electricity. The main components of a conventional battery are the anode, cathode, separator and an electrolyte, which can be either a liquid or a solid. The separator acts as an electrical insulator, preventing electrical contact between the anode and cathode inside the battery. Upon discharge of the battery, the anode supplies a flow of electrons, known as current, to a load or device outside of the battery. After powering the load, the electron flow reenters the battery at the cathode. As electrons flow from the anode to the device being powered by the battery, ions are released from the cathode, cross through the electrolyte and react at the anode.

Primary Batteries

      A primary battery is used until discharged and then discarded. The principal competing primary battery technologies are carbon-zinc, alkaline and lithium. The Company's primary battery products, exclusive of its seawater-activated batteries, are based on lithium-manganese dioxide technology. The following table sets forth the performance characteristics of battery technologies that the Company believes represent its most significant current or potential competition for its 9-volt and high-rate lithium batteries.

         Comparison of Primary Battery Technologies
         ------------------------------------------

Technology                                  Energy Density                                       Operating
----------                                  --------------          Discharge    Shelf Life     Temperature
                                         Wh/kg          Wh/l         Profile      (years)     Range ((Degree)F)
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

      The Company's primary battery products are based primarily on lithium-manganese dioxide technology. The Company believes that materials used in, and the chemical reactions inherent to, the lithium batteries provide significant advantages over currently available primary battery technologies which include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles, which provide stable power. Conventional primary batteries, such as alkaline, have sloping voltage profiles, which result in decreasing power outage during discharge. While the price for the Company's lithium batteries is generally higher than commercially available alkaline batteries produced by others, the Company believes that the increased energy per unit of weight and volume of its batteries will allow longer operating time and less frequent battery replacements for the Company's targeted applications. Therefore, the Company believes that its primary batteries are price competitive with other battery technologies on a price per watt hour basis.

      9-Volt Lithium Battery. The Company's 9-volt lithium battery delivers a unique combination of high energy and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While the Company's 9-volt battery's price is generally higher than conventional 9-volt carbon-zinc and alkaline batteries, the Company believes the enhanced operating performance and decreased costs associated with battery replacement make the Ultralife 9-volt battery more cost effective than conventional batteries on a cost per watt-hour basis.

      The Company currently markets its 9-volt lithium battery to consumer retail and OEM markets, including manufacturers of safety and security systems such as smoke alarms, medical devices and other electronic instrumentation. The Company believes that approximately 10% of the 220 million 9-volt batteries sold in the U.S. in 1999 were sold to OEMs. Applications for which the Company's 9-volt lithium battery are currently sold include:

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

      The Company currently sells its 9-volt battery to Fyrnetics, Inc., Maple Chase, and First Alert(R) for long life smoke alarms, to Agilent (previously Hewlett Packard), Siemens Medical Systems, Inc., i-STAT Corp. and Orthofix for medical devices, and to ADT and Interactive Technologies, Inc. for security devices. Fyrnetics, Inc. and Maple Chase have introduced long life smoke alarms powered by the Company's 9-volt lithium battery, offered with a limited 10 year warranty. The Company also manufactures its 9-volt lithium battery under private label for Eveready, Sonnenschein Lithium GmbH and Telenot in Germany, as well as Uniline in Sweden. Additionally, the Company has introduced its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Sears, Radio Shack, Fred Meyer, Inc., TruValue, Chase Pitkin, Ace Hardware and a number of catalogs.

      The Company believes that its 9-volt lithium battery market has expanded as a result of a state law enacted in Oregon. The Oregon statute required that, as of June 23, 1999, all battery-operated ionization-type smoke alarms sold in that state must include a 10-year battery. Similar legislation was passed by the New York State Senate that would also require all ionization-type smoke alarms operated solely by a battery to include a battery that lasts 10 years. It is anticipated that the New York bill will come up for vote in the Assembly during the next legislative session. The Company believes that it manufactures the only standard size 9-volt battery warranted to last 10 years when used in smoke alarms. The Company believes that its current manufacturing capacity is adequate to meet customer demand. However, with increased legislative activity, demand could exceed current capacity; and therefore, additional capital equipment would be required to meet these new needs.

      High Rate Lithium Batteries. Ultralife UK, the Company's wholly owned subsidiary based in Abingdon, England, markets a wide range of high rate primary lithium batteries in various sizes and voltage configurations. The Company currently manufactures C, 1 1/4 C, and D size high rate lithium cells which are sold and packaged into multi-cell battery packs. The Company believes that its high rate lithium C, 1 1/4 C and D primary cells, based on its proprietary lithium-manganese dioxide technology, are the most advanced high rate lithium power sources currently available. The Company also markets high rate lithium batteries using cells from other manufacturers in other sizes and voltage configurations in order to offer a more comprehensive line of batteries to its customers.

      The Company markets its line of high rate lithium cells and batteries to the OEM market for industrial, military and search and rescue applications. Significant industrial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Among the military uses are manpack radios, night vision goggles and thermal imaging equipment. Search and rescue applications include ELT's (Emergency Location Transmitters) for aircraft and EPIRB's (Emergency Position Indicating Radio Beacons) for ships.

      The market for high rate lithium batteries has been dominated by lithium thionyl chloride and lithium sulphur dioxide which possess liquid cathode systems. However, there is an increasing market share being taken by lithium manganese dioxide, a solid cathode system, because of its superior performance and safety. Following a fire in December 1996, which resulted in the suspension of manufacturing operations for 15 months, new production equipment was installed and is fully operational. The Company believes that its high rate lithium manganese dioxide batteries offer a combination of performance, safety and environmental benefits which will enable it to gain an increasing share of this market.

      Seawater-activated Batteries. The Company produces a variety of seawater-activated batteries based on magnesium-silver chloride technology. Seawater-activated batteries are custom designed and manufactured to end user specifications. The batteries are activated when placed in salt water, which acts as the electrolyte allowing current to flow. The Company manufactures seawater-activated batteries at the Abingdon, England facility and markets them to naval and other specialty OEMs. This facility was also damaged in the fire that occurred in December 1996 resulting in temporary cessation of its seawater-activated operation. Manufacture has now been fully restored.

      BA-5372 Batteries. The Company's BA-5372 battery is a cylindrical 6-volt lithium-manganese dioxide battery which is used for memory back-up in specialized mobile communication equipment. This battery offers a combination of performance features suitable for military applications including high energy density, lightweight, long shelf life and ability to operate in a wide temperature range.

      Pouch Cell Lithium Batteries. The Company is currently developing a pouch cell lithium battery. The pouch cell is a 3-volt, wound, rectangular-shaped, high-rate cell configured for packaging in a compact, lightweight laminated foil pouch. Based on the Company's Li/MnO2 chemistry, the pouch cell, with solid cathode construction, is a non-pressurized, non-toxic system that is considered safer than liquid cathode systems. The pouch technology provides flexibility with a lightweight thin battery having high energy density. The Company's lithium technology provides these batteries with a long shelf life and eliminates voltage delay even after prolonged storage.

      Thin Cell Batteries. The Company has developed a line of lithium-manganese dioxide primary batteries, which are called Thin Cell batteries. The Thin Cell batteries are flat, light weight, flexible and can be manufactured to conform to the shape of the particular application. The Company is currently offering two configurations of the Thin Cell battery, which range in capacity from 160 milliampere-hours to 1,000 milliampere-hours. The Company is currently marketing these batteries to OEMs for applications such as identification tags and theft detection systems.

      3-Volt Lithium Batteries. The Company has developed and is producing a 3-volt lithium-manganese dioxide battery based on the technology and physical configuration of the 9-volt lithium battery. By configuring the three 3-volt cells in parallel, rather than in a series as in the 9-volt battery, the Company is able to produce a 3-volt battery which it believes offers the highest energy density for a commercially available 3-volt battery. The high energy density makes it suitable for applications requiring high current pulses, such as radio transmitters and receivers, and remote utility meter reading systems.

Rechargeable Batteries

      In contrast to primary batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Generally, discharge and recharge cycles can be repeated hundreds of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in number of cycles a battery can achieve until 80% of the battery's initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride and lithium-based batteries. Rechargeable batteries generally can be used in many primary battery applications, as well as in applications such as portable computers, cellular telephones and other consumer products.

      Three important parameters for describing the performance characteristics of a rechargeable battery suited for today's portable electronic devices are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today's electronic devices. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. Lithium batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight for a given energy content. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge power many times before noticing a difference in performance.

      The Company's advanced rechargeable battery is based on proprietary polymer technology. The battery is composed of ultra-thin and flexible components including a metallic oxide cathode, a carbon anode and a polymer electrolyte. The Company believes that users of portable consumer electronic products such as notebook computers and cellular telephones are seeking smaller and lighter products that require less frequent recharges while providing the same or additional energy. The Company believes that its technology is attractive to OEMs of such products since the use of a flexible polymer electrolyte, rather than a liquid electrolyte, reduces the battery's overall weight and volume, and allows for increased design flexibility in conforming batteries to the variety of shapes and sizes required for portable consumer products.

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

      In addition to the performance advantages described above, there is a significant difference between rechargeable batteries, which are based on the lithium-ion liquid electrolyte technology, and the technology used in the Company's advanced rechargeable batteries. Liquid lithium-ion cells use a flammable liquid electrolyte that is contained within a cylindrical or prismatic metal housing. Under abusive conditions, where internal battery temperatures may become extremely high, significant pressure may build within these cells which can cause these cells to vent and release liquid electrolyte into the environment. For various reasons, flames may result. The Company's advanced rechargeable batteries utilize a polymer electrolyte that is bound within the pores of the cell materials and, thus, leakage is avoided. Moreover, because the cell does not require pressure to maintain the contact between the electrodes, the cells do not require a metal housing. Rather, they are packaged within a thin foil laminate.

Sales and Marketing

      The Company sells its current products directly to OEMs in the U.S. and abroad and has contractual arrangements with sales representatives who market the Company's products on a commission basis in particular areas. The Company also distributes its products through domestic and international distributors and retailers that purchase batteries from the Company for resale. The Company employs a staff of sales and marketing personnel in the U.S., England and Germany including a vice president of corporate marketing, a director of polymer product marketing, a number of marketing managers, a European sales director, a U.K. sales and marketing manager, an applications engineer, an industrial sales manager for OEM customers, and managers who are responsible for particular markets such as retail sales and audio/visual/security/medical sales. These managers are responsible for direct sales, supervising the sales representatives and distributors, and other sales, marketing and distribution activities. The Company operates on a purchase order basis and has a number of long-term sales contracts with customers.

Primary Batteries

      The Company has targeted sales of its primary batteries to manufacturers of security and safety equipment, medical devices and specialty instruments. The Company's primary strategy is to develop marketing alliances with OEMs that utilize its batteries in their products, commit to cooperative research and development or marketing programs, and recommend the Company's products for replacement use in their products. The Company is addressing these markets through direct contact by its sales and technical personnel, use of sales representatives and stocking distributors, manufacturing under private label and promotional activities. The Company's warranty on its products is limited to replacement of the product.

      The Company seeks to capture a significant market share for its products within its initially targeted OEM markets, which the Company believes, if successful, will result in increased product awareness and sales at the end-user or consumer level. The Company is also selling the 9-volt battery to the consumer market through limited retail distribution.

      In fiscal 2000, one customer (Fyrnetics, Inc.) accounted for approximately $2.9 million of sales, which amounted to approximately 12% of total revenues of the Company. The Company believes that the loss of this customer's business would have a material adverse effect on the Company. Currently, the Company does not experience significant seasonal trends in primary battery revenues.

         The Company's sales are executed primarily through purchase orders with scheduled deliveries on a weekly or monthly basis. At the end of fiscal 2000, the Company's backlog was not significant.

Rechargeable Batteries

      The Company has initially targeted sales of its advanced polymer rechargeable aftermarket cellular phone batteries to distributors and resellers of cellular phone accessories. UTI, the Company's Taiwan venture, will be responsible for sales of polymer rechargeable batteries in Asia. The Company has not marketed its advanced rechargeable batteries for a sufficient period to determine whether these OEM or consumer sales are seasonal.

      The Company plans to expand its marketing activities as part of its strategic plan to increase sales of its rechargeable batteries to manufacturers of cellular telephones, computing devices and new electronic portable devices.

Technology Contracts

      Through the Company's engineering and sales and marketing departments, the Company monitors and seeks relevant programs from various government or prime contracting companies to pursue these opportunities and coordinate proposal submissions.

Patents, Trade Secrets and Trademarks

      The Company relies on licenses of technology as well as its unpatented proprietary information, know-how and trade secrets to maintain and develop its commercial position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not either develop independently the same or similar information or obtain access to the Company's proprietary information. In addition, there can be no assurance that the Company would prevail if any challenges to intellectual property rights are asserted by the Company against third parties, or that third parties will not successfully assert infringement claims against the Company in the future. The Company believes, however, that its success is less dependent on the legal protection that its patents and other proprietary rights may or will afford than on the knowledge, ability, experience and technological expertise of its employees.

      The Company holds patents covering 19 inventions in the U.S. and foreign countries, three of which relate to rechargeable polymer batteries, and has certain patent applications pending also relating to polymer batteries. The Company also pursues foreign patent protection in certain countries. The Company's patents protect technology which makes automated production more cost-effective and protect important competitive features of the Company's products. However, the Company does not consider its business to be dependent on patent protection.

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

Primary Batteries

      The Company's Newark facility has the capacity to produce approximately 9,000,000 9-volt batteries per year. The Company believes that its current manufacturing capacity is adequate to meet customer demand. However, with the successful passage of certain legislation, demand could exceed current capacity, which would require the Company to install additional capital equipment to meet these new needs. The Company utilizes lithium foil as well as other metals and chemicals to manufacture its batteries. Although the Company knows of only three suppliers that extrude lithium into foil and provide such foil in the form required by the Company, it does not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities it requires. Certain materials used in the Company's products are available only from a single source or a limited number of sources. Additionally, the Company may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although the Company believes that alternative sources are available to supply materials that could replace materials it uses and that, if necessary, the Company would be able to redesign its products to make use of an alternative, any interruption in its supply from any supplier that serves currently as the Company's sole source could delay product shipments and adversely affect the Company's financial performance and relationships with its customers. Although the Company has experienced interruptions of product deliveries by sole source suppliers, none of such interruptions has had a material effect on the Company. All other raw materials utilized by the Company are readily available from many sources.

      The manufacturing facility in Abingdon, England was rebuilt following a fire in December 1996. The facility is capable of producing up to 500,000 high-rate lithium cells per annum in a single shift. The facility also has research and development laboratories as well as areas for the manufacture of seawater-activated batteries and the fabrication of customized multi-cell battery packs.

Rechargeable Batteries

      The Company's production line for advanced polymer rechargeable batteries consists of automated coating, assembly and packaging equipment capable of high-volume manufacturing. Pursuant to the

Company's agreement with the manufacturer of its assembly and packaging line, the manufacturer is prohibited from manufacturing another production line that replicates 20% or more of the components comprising the production line delivered to the Company. The Company has plans to further expand its production capacity by installing additional automated equipment at its Newark, New York facility. An additional manufacturing capability for rechargeable batteries based on the Company's technology has been established in Taiwan as Ultralife Taiwan, Inc. under a venture established in December 1998. The new facility has been completed, is occupied and equipment is being installed. Production is anticipated to commence in the second half of fiscal 2001.

Research and Development

      The Company conducts its research and development in both Newark, New York, and Abingdon, England.

Rechargeable Batteries

      The Company is primarily directing its research and development efforts toward design optimization of rechargeable batteries. These batteries have a broad range of potential applications in consumer, industrial and military markets including cellular telephones, computing devices and other portable electronic devices.

      During the years ended June 30, 2000, 1999, and 1998, the Company expended approximately $5,306,000, $5,925,000, and $6,651,000, respectively, on research and development substantially for rechargeable batteries. The Company currently expects that research and development expenditures will moderate as it seeks to fund part of its research and development effort on a continuing basis from both government and non-government sources.

Pouch Cell Lithium Batteries

      The Company has been conducting research and development of pouch cell lithium batteries, which have a broad range of potential applications in military and industrial markets including radio communications, telematics and medical devices. Included in the activities are design programs specific cells and batteries to define volume manufacturing methodology. The designs will incorporate a lean manufacturing approach to optimize their construction. No assurance can be given that such efforts will be successful or that the products that result will be marketable.

Technology Contracts

      The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has successfully completed the initial and second phase of a government-sponsored program to develop new configurations of the Company's BA 7590 pouch cell primary battery, which lasts up to twice as long and could replace the current BA 5590 battery. The BA 5590 is the most widely used battery power source for the U.S. Army and NATO communications equipment. The Company was also awarded an additional cost sharing SBIR Phase III contract for the development of the BA 7590 pouch cell primary battery that was substantially completed in fiscal 2000. The Company was also awarded the lead share of a three-year $15.3 million cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program (ATP). The objective of this project is to develop and produce ultra-high energy polymer rechargeable batteries that will significantly outperform existing batteries in a broad range of portable electronic and aerospace applications. As lead contractor, the Company will receive approximately $4.6 million. In fiscal 2000, the Company received $1.8 million, and $2.5 million will be received over the remaining two years of the program.

Battery Safety; Regulatory Matters; Environmental Considerations

      Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use.

Primary Batteries

      The Company's primary battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. Over the past nine years, the Company has experienced fires that have temporarily interrupted certain manufacturing operations in a specific area of one of its facilities. However, in December 1996, a fire at the Abingdon, England facility caused an interruption in all manufacturing operations for a period of 15 months. During the period from December 1996 through January 1999, the Company received insurance proceeds compensating the Company for loss of its plant and machinery, leasehold improvements, inventory and business interruption. The Company believes that it has adequate fire insurance, including business interruption insurance, to protect against fire hazards in its facilities.

      Since lithium metal reacts with water and water vapor, certain of the Company's manufacturing processes must be performed in a controlled environment with low relative humidity. Each of the Company's facilities contains dry rooms as well as specialized air drying equipment.

      The Company's 9-volt battery is designed to conform to the dimensional and electrical standards of the American National Standards Institute, and the 9-volt and 3-volt batteries are recognized under the Underwriters Laboratories, Inc. Component Recognition Program.

      The transportation of batteries containing lithium metal is regulated by the International Air Transportation Association ("IATA") and, in the U.S., by the Department of Transportation, as well as by certain foreign regulatory agencies that consider lithium metal a hazardous material. The Company currently ships its products pursuant to IATA and Department of Transportation regulations.

      National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers of the Company which could adversely affect the demand for the Company's products. There can be no assurance that additional or modified regulations relating to the storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed.

Corporate

      In connection with the Company's purchase/lease of its Newark, New York facility, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil around one of the Company's buildings. The Company has retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000; however, there can be no assurance that this will be the case. In February 1998, the Company entered into an agreement with a third party which provides that the Company and the third party will retain an environmental consulting firm to verify the existence of the contaminants and further delineate the nature of the environmental concern. A voluntary investigation workplan of the site is scheduled for the end of calendar year 2000 to fully characterize the nature and extent of the contamination that was found during a Phase II investigation. The third party agreed to reimburse the Company for fifty percent of the cost associated with remediating the environmental concern. There can be no assurance that the Company will not face claims resulting in substantial liability which would have a material adverse effect on the Company's business, financial condition and results of operations in the period in which such claims are resolved.

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

Employees

      As of August 31, 2000, the Company employed 431 persons: 43 in research and development, 331 in production and 57 in sales, administration and management. Of the total, 362 are employed in the U.S. and 69 in England. In addition, U.S. operations uses a temporary agency primarily for entry level production workers, on a regular basis. As of August 31, 2000, the Company was under contract for 25 production workers. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be satisfactory.

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

      The Company leases a facility in Abingdon, England. The term of the lease was recently extended and continues until March 24, 2013. It currently has an annual rent of $240,000 and is subject to review every five years based on current real estate market conditions. The next review is March 2004.

ITEM 3. LEGAL PROCEEDINGS

      In December 1996, Aerospace Energy System, Inc. ("Aerospace") commenced an action in the United States District Court for the District Court of Utah against the Company alleging that it is owed commissions in excess of $50,000 for sales made on behalf of the Company and $100,000 for the Company's alleged breach of its duty of good faith and fair dealings. This matter was settled in January 2000. Consequently, the Company will incur no further liability in this matter.

      In May 1997, William Boyd, the principal of Aerospace, and Leland J. Coleman commenced an action against the Company and Loeb Partners Corporation ("Loeb"), an investment firm, in the U.S. District Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty and that the Company tortiously interfered with their contract and business opportunity. The Company maintained that the claim against it, for $25 million, was without merit. After a jury trial in December of 1999, the case was dismissed. Plaintiffs have filed an appeal, which is pending.

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be re-filed. The shareholder action was subsequently refiled, asserting substantially the same claims as the in the prior pleading. Earlier this year, the Company again moved to dismiss the complaint. The motion is still pending before the Court. The Company believes that the litigation is without merit and will continue to defend it vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

      The Company's Common Stock is included for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ULBI."

      The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock during the Company's last two fiscal years:

                                                              Sales Prices
                                                            High         Low
                                                            ----         ---
Fiscal Year 1999:
Quarter ended September 30, 1998                           $ 8.63       $5.06
Quarter ended December 31, 1998                              7.56        5.13
Quarter ended March 31, 1999                                 6.94        4.44
Quarter ended June 30, 1999                                  5.63        4.00

Fiscal Year 2000:
Quarter ended September 30, 1999                           $ 6.13       $4.00
Quarter ended December 31, 1999                              8.00        3.63
Quarter ended March 31, 2000                                15.50        7.00
Quarter ended June 30, 2000                                 12.88        7.38

      During the period from July 1, 2000 through September 22, 2000, the high and low closing sales prices of the Company's Common Stock were $13.38 and $9.88, respectively.

Holders

      As of August 31, 2000, there were 146 registered holders of record of the Company's Common Stock. Based upon information from the Company's stock transfer agent, management of the Company believes that there are more than 4,500 beneficial holders of the Company's Common Stock.

      In July 1999, the Company issued 700,000 shares of its Common Stock to Ultralife Taiwan, Inc. (UTI) in exchange for $8,750,000 in cash. Subsequently, in September 1999, the Company contributed $8,750,000 in cash to the UTI venture. This cash contribution coupled with the contribution of the Company's technology resulted in approximately a 46% ownership interest in UTI. The transaction was done in conjunction with the UTI agreement that was announced by the Company in December 1998. See also History in Item 1 of this Annual Report.

Dividends

      The Company has never declared or paid any cash dividend on its capital stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant. Additionally, pursuant to the credit facility between the Company and Congress Financial Corporation (New England), the Company shall not declare or pay any dividends under the covenants specified in the loan agreement.

ITEM 6.

                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

Statement of Operations Data:

                                                                    Year Ended June 30,
                                                --------------------------------------------------------
                                                   2000        1999        1998        1997        1996
                                                   ----        ----        ----        ----        ----
Revenues                                        $ 24,514     $21,064     $16,391     $15,941     $15,101
Cost of products sold                             25,512      19,016      14,522      15,118      14,271
                                                --------------------------------------------------------

Gross margin                                        (998)      2,048       1,869         823         830
                                                --------------------------------------------------------

Research and development expenses                  5,306       5,925       6,651       3,413       2,671
Selling, general and administrative expenses       7,385       6,195       5,790       5,218       4,993
Loss on China development program                     --          --          --         805          --
(Gain) Loss on fires                                  --      (1,288)     (2,697)        (56)        352
                                                --------------------------------------------------------

Total operating and other expenses                12,691      10,832       9,744       9,380       8,016

Interest income, net                                 909       1,456         888       1,352       2,017
Equity loss in affiliate                            (818)        (80)         --          --          --
Gain on sale of securities                         3,147         348          --          --       1,930
Other income (expense), net                          209         (25)        (33)        (41)         --
                                                --------------------------------------------------------

Loss before income taxes                         (10,242)     (7,085)     (7,020)     (7,246)     (3,239)
Income taxes                                          --          --          --          --          --
                                                --------------------------------------------------------

Net loss                                        $(10,242)    $(7,085)    $(7,020)    $(7,246)    $(3,239)
                                                ========================================================
Net loss per common share                       $  (0.94)    $ (0.68)    $ (0.84)    $ (0.91)    $ (0.41)
                                                ========================================================

Weighted average number
   of shares outstanding                          10,904      10,485       8,338       7,923       7,814
                                                ========================================================

Balance Sheet Data:

                                                                            June 30,
                                                      ---------------------------------------------------
                                                        2000       1999       1998      1997       1996
                                                        ----       ----       ----      ----       ----
Cash and available-for-sale securities                $18,639    $23,556    $35,688    $22,158    $35,069
Working capital                                       $22,537    $28,435    $37,745    $27,205    $44,666
Total assets                                          $64,460    $66,420    $75,827    $51,395    $60,633
Total long-term debt and capital lease obligations    $ 3,567    $   215    $   197    $    --    $    --
Stockholders' equity                                  $54,477    $60,400    $68,586    $46,763    $56,435

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

General

      Ultralife Batteries, Inc. (the "Company") develops, manufactures and markets a wide range of standard and customized primary lithium batteries and polymer rechargeable batteries for use in a wide array of applications. The Company believes that its proprietary technologies allow the Company to offer batteries that are ultra-thin, lightweight and generally achieve longer operating time than many competing batteries currently available. To date, the Company has focused on manufacturing a family of lithium primary batteries for consumer, industrial, and military applications which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company has introduced its advanced polymer rechargeable batteries which are based on its proprietary technology for use in portable electronic applications such as cellular telephones and computing devices manufactured and sold for commercial use.

      The Company has incurred net operating losses primarily as a result of funding research and development activities and, to a lesser extent, manufacturing and general and administrative costs. To date, the Company has devoted a substantial portion of its resources to the research and development of its products and technology, particularly its proprietary polymer rechargeable technology. The Company expects its operating expenses to increase as it expands production activities. The Company's results of operations may vary significantly from quarter to quarter depending upon the number of orders received, technology contracts entered into and the pace of the Company's research and development activities. Currently, the Company does not experience significant seasonal trends in primary battery revenues.

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

Results of Operations

Fiscal Year Ended June 30, 2000 Compared With the Fiscal Year Ended June 30,
1999

      Revenues. Total revenues of the Company increased $3,450,000 from $21,064,000 for the year ended June 30, 1999 to $24,514,000 for the year ended June 30, 2000. Primary battery sales increased $2,281,000 or approximately 12% from $19,559,000 for the year ended June 30, 1999 to $21,840,000 for the year ended June 30, 2000. The increase in primary battery sales was primarily due to an increase in BA-5372 battery shipments. Greater sales of high rate and 9-volt batteries also contributed to the increased revenue. Rechargeable battery sales amounted to $25,000 for the year ended June 30, 2000, mainly as a result of shipments of small quantities of samples. Rechargeable battery revenues were $24,000 less than in the prior year due to fewer samples shipped in fiscal 2000 as compared to fiscal 1999. Technology contract revenues increased $1,193,000, or 82%, from $1,456,000 to $2,649,000 reflecting a full year of the Company's involvement with one key development program. In April 1999, the Company commenced work on a $15,300,000 cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program (ATP). As lead contractor, the Company will receive approximately $4,600,000 during the three-year program. In fiscal 2000, the Company recorded revenues of $2,235,000 for the ATP program, compared with $267,000 in fiscal 1999.

      Cost of Products Sold. Cost of products sold increased $6,496,000 from $19,016,000 for the year ended June 30, 1999 to $25,512,000 for the year ended June 30, 2000. Cost of products sold as a percentage of revenue increased from approximately 90% to 104% for the year ended June 30, 2000. Cost of primary batteries sold increased $5,273,000 from $17,811,000, or 91% of revenues, for the year ended June 30, 1999 to $23,084,000, or 106% of revenues, for the year ended June 30, 2000. The increase in cost of primary batteries sold as a percentage of revenues was principally the result of costs related to the implementation of lean manufacturing practices and higher material costs in fiscal 2000. Also, receipt of insurance proceeds of $1,547,000 reduced the cost of products sold in fiscal 1999. To date, lean manufacturing practices have resulted in the reduction of excess inventory, quicker manufacturing throughput times and improvements in operating efficiencies throughout the Company. Technology contracts cost of sales increased $1,245,000, or approximately 108%, from $1,158,000 for the year ended June 30, 1999 to $2,403,000 for the year ended June 30, 2000. Technology contracts cost of sales as a percentage of revenue increased from 80% to 91% for the year ended June 30, 2000, reflecting a change in the mix of contracts.

      Operating and Other Expenses. Operating and other expenses increased $1,859,000 from $10,832,000 for the year ended June 30, 1999 to $12,691,000 for the year ended June 30, 2000. Operating and other expenses as a percentage of revenue increased slightly from approximately 51% to 52% for the year ended June 30, 2000. Of the Company's operating and other expenses, research and development expenses decreased $619,000, or 10% from $5,925,000 for the year ended June 30, 1999 to $5,306,000 for the year ended June 30, 2000. Research and development expenses decreased as a result of a shift in resources to the U.S. Department of Commerce's ATP Program and a narrower focus on key rechargeable development programs. Selling, general and administration expenses increased $1,190,000, approximately 19%, from $6,195,000 for the year ended June 30, 1999 to $7,385,000 for the year ended June 30, 2000. Selling and administrative expenses increased as a result of certain one-time costs relating mostly to legal fees and settlement costs associated with the conclusion of several legal matters, as well as additional expenditures required to build an infrastructure necessary to support the volume production of polymer rechargeable batteries. Lastly, the gain on fires of $1,288,000 for the year ended June 30, 1999 resulted from the receipt of insurance proceeds to replace assets previously written off due to fires at Ultralife UK.

      Other Income (Expense). Net interest income decreased $547,000 from $1,456,000 for the year ended June 30, 1999 to $909,000 for the year ended June 30, 2000. The decrease in interest income is the result of lower average balances on cash and investment securities which were used for operations. The equity loss of $818,000 in fiscal 2000 and $80,000 in fiscal 1999 resulted from the Company's ownership interest in its venture in Taiwan. The gain on sale of securities of $3,147,000 and $348,000 in fiscal 2000 and 1999, respectively, resulted from the sale of the Company's investment in Intermagnetics General Corporation common shares.

      Net Losses. Net losses increased $3,157,000, or approximately 45%, from $7,085,000, or $0.68 per share, for the year ended June 30, 1999 to $10,242,000, or $0.94 per share, for the year ended June 30, 2000, primarily as a result of the reasons described above.

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

      Other Income (Expense). Interest income, net increased $568,000 from $888,000 for the year ended June 30, 1998 to $1,456,000 for the year ended June 30, 1999. The increase in interest income is the result of higher average balances invested following the public securities offering completed April 30, 1998. Other income includes a gain of $348,000 on the sale of Intermagnetics General Corporation common shares in the fourth quarter of the year ended June 30, 1999.

      Net Losses. Net losses increased $65,000, or approximately 1%, from $7,020,000, or $0.84 per share, for the year ended June 30, 1998 to $7,085,000, or $0.68 per share, for the year ended June 30, 1999, primarily as a result of the reasons described above.

Liquidity and Capital Resources

      As of June 30, 2000, cash equivalents and available for sale securities totaled $18,639,000. During the year ended June 30, 2000, the Company used $10,532,000 of cash in operating activities as compared to $8,027,000 for the year ended June 30, 1999. The increase in cash used in operations is the net result of the net loss for the year, the gain on sale of securities and increased inventories offset by depreciation and amortization expenses, equity losses, increased provisions for inventory obsolescence and lower prepaid and other current expenses. The increase in inventories at June 30, 2000 is the result of increased production volumes. Months cost of sales in inventory at June 30, 2000 was 2.8 months as compared to 2.9 months at June 30, 1999. In the year ended June 30, 2000, the Company used $2,946,000 to purchase plant, property and equipment. Of this amount, $449,000 relates to the acquisition of machinery and equipment for the Company's primary battery operations, $1,697,000 relates to rechargeable battery machinery and equipment and the balance is substantially for facilities upgrades.

      In June 2000, the Company entered into a $20 million secured credit facility with a lending institution. The financing agreement consists of an initial $12 million term loan component (of which $4 million was outstanding at June 30, 2000) and a revolving credit facility component for an initial $8 million, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). There was no balance outstanding on the revolving credit facility component as of June 30, 2000. The amount available under the term loan component amortizes over time. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment.

      At June 30, 2000, the Company had a capital lease obligation outstanding of $180,000 for the Company's Newark, New York offices and manufacturing facilities. In addition, the Company had a capital lease on computer equipment, which had an outstanding balance of $348,000 at June 30, 2000.

      The Company believes that its present cash position and cash flows from operations will be sufficient to satisfy the Company's estimated cash requirements for at least 12 months.

Other

      U.S. Army Contract - BA-X372/U. On April 23, 1999, the Company announced that it had been awarded a $1.7 million sole-source contract to provide primary (disposable) batteries to the U.S. Army. The contract was awarded by the U.S. Army Communications and Electronics Command (CECOM) in Ft. Monmouth, New Jersey. The battery ordered by CECOM is designated BA-X372/U, a 6-volt cylindrical battery consisting of two lithium-manganese dioxide cells connected in series. The batteries are primarily used to provide the necessary memory back-up power for the most widely used military "Singars" radio. On April 13, 2000, the Company further announced that it has been awarded a new three-year contract to provide its BA-X372/U primary (disposable) lithium-manganese dioxide batteries to the U.S. Army. The initial contract order is valued at $572,000 and has the potential to reach approximately $2.5 million per year should the Army exercise its option to purchase additional batteries.

      U.S. Army Contract - Pouch. In June 2000, the Company announced that it entered into an agreement with CECOM to complete the development of its primary (disposable) lithium-manganese dioxide (Li/MnO2) pouch batteries for the Army for manufacture in high volume on a flexible manufacturing line. The activities required under this agreement have begun and are expected to last 24 months. The Government will fund approximately $3.1 million for engineering efforts. The principal goals of this program are to develop the manufacturing technology required for high-volume production of Li/MnO2 pouch batteries in a cost effective manner, manufacturing of pre-production prototype batteries for testing, and providing technical input for the development and updating of military battery performance specifications. Research and development efforts, previously undertaken by the Company and CECOM, have demonstrated that the Li/MnO2 pouch technology is capable of meeting all of the Army's battery performance requirements.

      Advanced Technology Program. In April 1999, the Company began work on a three-year, $15.3 million cost-sharing project sponsored by the U.S. Department of Commerce. The objective of the project is to develop and produce ultra-high-energy solid polymer rechargeable batteries that will significantly outperform existing batteries in a broad range of portable electronic applications. The Company is leading a team comprised of Eagle-Picher Technologies, the world's largest supplier of satellite batteries, and Lockheed-Martin Missiles and Space, a leading supplier of satellites and space vehicles. Major subcontractors, such as Sandia National Laboratories will also play key roles in the project.

      Year 2000. The Company has not experienced any significant problems related to the Year 2000-date rollover. In general, however, all problems related to the Year 2000-date rollover may not yet have become apparent. The Company will continue to monitor all related Year 2000 issues. Total costs associated with the Year 2000 effort were approximately $450,000, the majority of which were capitalized in fiscal 1999. The Company's Year 2000 costs were funded out of cash flows from operations.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of commercial paper and U.S. corporate bonds. The Company does not participate in the investment of derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section entitled "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

1. Financial Statements

      Attached hereto and filed as part of this report are the financial statements and schedules listed below:


Ultralife Batteries, Inc. and Subsidiary                       Page

Report of Independent Public Accountants,
   Arthur Andersen LLP                                         F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of June 30,
   2000 and 1999                                               F-2
Consolidated Statements of Operations for the
   years ended June 30, 2000, 1999 and 1998                    F-3
Consolidated Statements of Changes in
   Shareholders' Equity and Accumulated Other
   Comprehensive Loss for the years ended
   June 30, 2000, 1999 and 1998                                F-4
Consolidated Statements of Cash Flows for the
   years ended June 30, 2000, 1999 and 1998                    F-5
Notes to Consolidated Financial Statements                     F-6

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

(b) Reports on Form 8-K

      None.

(c) Exhibits. The following Exhibits are filed as a part of this Report:

     Exhibit
     Index     Description of Document                        Incorporated By Reference to:

     3.1       Restated Certificate of Incorporation          Exhibit 3.1 of Registration Statement,
                                                              File No. 33-54470 (the "1992
                                                              Registration Statement")

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

     10.5      Employment Agreement between the               Exhibit 10.5 of the 1992 Registration
               Registrant, Bruce Jagid and Martin G.          Statement
               Rosansky

     10.6      1991 Stock Option Plan                         Exhibit 10.6 of the 1992 Registration
                                                              Statement

     10.7      1992 Stock Option Plan, as amended             Exhibit 10.7 of the 1992 Registration
                                                              Statement

     10.8      Representative's Warrant exercisable           Exhibit 10.8 of the 1992 Registration
               for purchase of Common Stock                   Statement

     10.9      Stock Option Agreement under the               Exhibit 10.9 on the Form 10-Q for the
               Company's Stock Option Plan                    fiscal quarter ended December 31, 1993,
                                                              File No. 0-20852 (the "1993 10-Q").

     10.10     Stock Option Agreement under the               Exhibit 10.10 of the 1993 10-Q
               Company's 1992 Stock Option Plan
               for incentive stock options

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

     10.13     Stock Option Agreement between the             Exhibit 10.13 of the 1993 10-Q
               Company and Joseph Abeles

     10.14     Stock Option Agreement between the             Exhibit 10.14 of the 1993 10-Q
               Company and Stuart Shikiar

     10.15     Stock Option Agreement between the             Exhibit 10.15 of the 1993 10-Q
               Company and Stuart Shikiar


     10.16     Stock Option Agreement between the             Exhibit 10.16 of the 1993 10-Q
               Company and Bruce Jagid

     10.17     Various amendments, dated January 4,           Exhibit 10.17 of the 1993 10-Q
               1993 through January 18, 1993 to the
               Agreement with the Changzhou Battery
               Company

     10.18     Sale of Business Agreement, by and             Exhibit 10.18 on the Company's Current
               between Dowty Group PLC and Ultralife          Report on Form 8-K dated June 10, 1994,
               (UK)                                           File No. 0-20852

     10.19     Technology Transfer Agreement relating         Exhibit 10.19 of the Company's Registration
               to Lithium Batteries (Confidential             Statement on Form S-1 filed on October 7,
               treatment has been granted as to               1994, File No. 33-84888 (the "1994
               certain portions of this agreement)            Registration Statement")

     10.20     Technology Transfer Agreement relating         Exhibit 10.20 of the 1994 Registration
               to Lithium Batteries Confidential              Statement
               treatment has been granted as to
               certain portions of this agreement)

     10.21     Employment Agreement between the               Exhibit 10.21 of the Company's Form 10-K
               Registrant and Bruce Jagid                     for the fiscal year ended June 30, 1995
                                                              (the "1995 10-K")

     10.22     Amendment to the Employment Agreement          Exhibit 10.22 of the 1995 10-K
               between the Registrant and Bruce Jagid

     10.23     Amendment to the Employment                    Exhibit 10.23 of the Company's Form 10-K
               Agreement between the Registrant               for the fiscal year ended June 30,1996 (the
               and Bruce Jagid                                "1996 10-K")

     10.24     Amendment to the Agreement relating to         Exhibit 10.24 of the 1996 10-K
               rechargeable batteries. (Confidential
               treatment has been granted as to
               certain portions of this agreement)

     10.25     Ultralife Batteries, Inc. Chief                Exhibit 10.25 of the 1996 10-K
               Executive Officer's Stock Option Plan

     10.26     Agreement with Mitsubishi Electronics          Exhibit 10.26 to the Company's Report on
               America, Inc. relating to sample               Form 10-K for the year ended June 30, 1998
               batteries for lap-top computer use             (the "1998 10-K")

     10.27     Purchase orders from Mitsubishi                Exhibit 10.27 of the 1998 10-K
               Electronics America, Inc.

     10.28     Lease agreement between Wayne County           Exhibit 10.1 of Registration Statement,
               Industrial Development Agency and the          File No. 333-47087
               Company, dated as of February 1, 1998

     10.29     Joint Venture Agreement for Ultralife          Exhibit 10.29 to the Company's Report on
               Taiwan, Inc. dated October 10, 1998            Form 10-K for the year ended June 30, 1999
                                                              (the "1999 10-K")

     10.30     Amendments to the Joint Venture                Exhibit 10.30 of the 1999 10-K
               Agreement dated October 10, 1998
               between Ultralife Batteries, Inc.
               (UBI) and PGT Energy Corporation (PGT)

     10.31     Technology Transfer Agreement dated            Exhibit 10.31 of the 1999 10-K
               December 4, 1998 between UBI and PGT


     10.32     Sales Agreement dated                          Exhibit 10.32 of the 1999 10-K
               December 4, 1998 between UBI and PGT

     10.33     Loan and Security Agreement dated June         Filed herewith
               15, 2000 between Congress Financial
               Corporation (New England) and
               Ultralife Batteries, Inc.

     10.34     Term Promissory Note dated June 15,            Filed herewith
               2000 between Congress Financial
               Corporation (New England) and
               Ultralife Batteries, Inc.

     10.35     Term Promissory Note dated June 15,            Filed herewith
               2000 between Congress Financial
               Corporation (New England) and
               Ultralife Batteries (UK), Ltd.

     10.36     Employment Agreement between                   Filed herewith
               the Registrant and John D.
               Kavazanjian

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

                                              ULTRALIFE BATTERIES, INC.

Date: September 27, 2000                      By:  /s/ John D. Kavazanjian
                                                  ------------------------------
                                              John D. Kavazanjian
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 2000                      /s/ John D. Kavazanjian
                                              ----------------------------------
                                              John D. Kavazanjian
                                              President, Chief Executive Officer
                                              and Director

Date: September 27, 2000                      /s/ Robert W. Fishback
                                              ----------------------------------
                                              Robert W. Fishback
                                              Vice President Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date: September 27, 2000                      /s/ Joseph C. Abeles
                                              ----------------------------------
                                              Joseph C. Abeles (Director)

Date: September 27, 2000                      /s/ Joseph N. Barrella
                                              ----------------------------------
                                              Joseph N. Barrella (Director)

Date: September 27, 2000                      /s/ Richard W. Hansen
                                              ----------------------------------
                                              Richard W. Hansen (Director)

Date: September 27, 2000                      /s/ Arthur M. Lieberman
                                              ----------------------------------
                                              Arthur M. Lieberman (Director)

Date: September 27, 2000                      /s/ Carl H. Rosner
                                              ----------------------------------
                                              Carl H. Rosner (Director)

Date: September 27, 2000                      /s/ Ranjit Singh
                                              ----------------------------------
                                              Ranjit Singh (Director)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Ultralife Batteries, Inc.:

We have audited the accompanying consolidated balance sheets of Ultralife Batteries, Inc. (a Delaware corporation) and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in comprehensive loss and shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP

Rochester, New York
August 10, 2000

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                         June 30,
                                       ASSETS                                       2000         1999
                                                                                    ----         ----
Current assets:
 Cash and cash equivalents                                                        $  5,712     $    776
 Available-for-sale securities                                                      12,927       22,780
 Trade accounts receivable (less allowance for doubtful accounts
    of $268 and $429 at June 30, 2000 and 1999, respectively)                        3,456        3,554
 Inventories                                                                         5,682        5,018
 Prepaid expenses and other current assets                                           1,176        2,112
                                                                                  --------     --------
     Total current assets                                                           28,953       34,240

Property, plant and equipment                                                       32,785       31,777

Other assets:
 Investment in affiliates                                                            2,339           --
 Technology license agreements (net of accumulated
    amortization of $1,068 and $968 at June 30, 2000 and 1999,
    respectively)                                                                      383          403
                                                                                  --------     --------
                                                                                     2,722          403
                                                                                  --------     --------

Total Assets                                                                      $ 64,460     $ 66,420
                                                                                  ========     ========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt and capital lease obligations                  $  1,087     $    107
 Accounts payable                                                                    2,886        3,216
 Accrued compensation                                                                  338          653
 Other current liabilities                                                           2,105        1,829
                                                                                  --------     --------
   Total current liabilities                                                         6,416        5,805

Long-term liabilities:
 Long-term debt and capital lease obligations                                        3,567          215

Commitments and contingencies (Note 6)

Shareholders' equity:
 Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
    none outstanding                                                                    --           --
 Common stock, par value $0.10 per share, authorized 20,000,000 shares;
    issued - 11,410,286 and 10,512,386 at June 30, 2000 and 1999, respectively       1,141        1,051
 Capital in excess of par value                                                     98,790       93,605
 Accumulated other comprehensive (loss) income                                        (689)         267
 Accumulated deficit                                                               (44,462)     (34,220)
                                                                                  --------     --------
                                                                                    54,780       60,703

 Less--Treasury stock, at cost -- 27,250 shares                                        303          303
                                                                                  --------     --------
      Total shareholders' equity                                                    54,477       60,400
                                                                                  --------     --------
Total Liabilities and Shareholders' equity                                        $ 64,460     $ 66,420
                                                                                  ========     ========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        ULTRALIFE BATTERIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Amounts)

--------------------------------------------------------------------------------

                                                         Year ended June 30,
                                                   2000         1999         1998
                                                   ----         ----         ----
Revenues                                         $ 24,514     $ 21,064     $ 16,391
Cost of products sold                              25,512       19,016       14,522
                                                 --------     --------     --------

Gross margin                                         (998)       2,048        1,869

Operating and other expenses (income):
 Research and development                           5,306        5,925        6,651
 Selling, general, and administrative               7,385        6,195        5,790
 Gain on fires                                         --       (1,288)      (2,697)
                                                 --------     --------     --------
Total operating and other expenses, net            12,691       10,832        9,744

Other income (expense):
 Interest income, net                                 909        1,456          888
 Equity loss in affiliate                            (818)         (80)          --
 Gain on sale of securities                         3,147          348           --
 Other income (expense), net                          209          (25)         (33)
                                                 --------     --------     --------
Loss before income taxes                          (10,242)      (7,085)      (7,020)

Income taxes                                           --           --           --
                                                 --------     --------     --------

Net loss                                         $(10,242)    $ (7,085)    $ (7,020)
                                                 ========     ========     ========

Net loss per common share                        $  (0.94)    $  (0.68)    $  (0.84)
                                                 ========     ========     ========

Weighted average number of shares outstanding      10,904       10,485        8,338
                                                 ========     ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                          Accumulated Other Comprehensive Income (Loss)
                                                          ---------------------------------------------
(Dollars in Thousands)                                                                              Foreign
                                                             Common Stock           Capital in      Currency
                                                    -----------------------------   excess of     Translation
                                                      Number of Shares   Amount     Par Value      Adjustment
Balance as of June 30, 1997                              7,953,336        $ 796      $64,786          $ 291

  Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                           67
      Unrealized net loss on securities

         Other comprehensive loss

Comprehensive loss

Shares issued under public
  offering, less offering costs of
  approximately $2,699                                   2,500,000          250       28,301
Shares issued under stock option
  plan and other stock options                              58,800            5          518
Issuance of common stock from
  treasury                                                     250

                                                    -------------------------------------------------------
Balance as of June 30, 1998                             10,512,386        1,051       93,605            358
                                                    -------------------------------------------------------

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                         (459)
      Unrealized net loss on securities

         Other comprehensive loss

Comprehensive loss


                                                    -------------------------------------------------------
Balance as of June 30, 1999                             10,512,386        1,051       93,605           (101)
                                                    -------------------------------------------------------

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                         (590)
      Unrealized net loss on securities

         Other comprehensive income loss

Comprehensive loss

Shares issued to affiliate                                 700,000           70        3,168
Shares issued under stock option plan and
  other stock options                                      197,900           20        2,017

                                                    -------------------------------------------------------
Balance as of June 30, 2000                             11,410,286      $ 1,141      $98,790         $ (691)
                                                    -------------------------------------------------------


                                                        Accumulated Other Comprehensive Income (Loss)
                                                        ---------------------------------------------
(Dollars in Thousands)                               Unrealized
                                                     Net Gain on     Accumulated    Treasury
                                                      Securities         Deficit       Stock     Total
Balance as of June 30, 1997                             $ 1,311       $ (20,115)     $ (306)    $46,763

  Comprehensive loss:
    Net loss                                                             (7,020)                 (7,020)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                       67
      Unrealized net loss on securities                    (301)                                   (301)
                                                                                              ---------
         Other comprehensive loss                                                                  (234)
                                                                                              ---------
Comprehensive loss                                                                               (7,254)
                                                                                              ---------
Shares issued under public
  offering, less offering costs of
  approximately $2,699                                                                           28,551
Shares issued under stock option
  plan and other stock options                                                                      523
Issuance of common stock from
  treasury                                                                                3           3

                                                        -----------------------------------------------
Balance as of June 30, 1998                               1,010         (27,135)       (303)     68,586
                                                        -----------------------------------------------

Comprehensive loss:
    Net loss                                                             (7,085)                 (7,085)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                     (459)
      Unrealized net loss on securities                    (642)                                   (642)
                                                                                              ---------
         Other comprehensive loss                                                                (1,101)
                                                                                              ---------
Comprehensive loss                                                                               (8,186)
                                                                                              ---------

                                                        -----------------------------------------------
Balance as of June 30, 1999                                 368         (34,220)       (303)     60,400
                                                        -----------------------------------------------

Comprehensive loss:
    Net loss                                                            (10,242)                (10,242)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                     (590)
      Unrealized net loss on securities                    (366)                                   (366)
                                                                                              ---------
         Other comprehensive income loss                                                           (956)
                                                                                              ---------
Comprehensive loss                                                                              (11,198)
                                                                                              ---------
Shares issued to affiliate                                                                        3,238
Shares issued under stock option plan and
  other stock options                                                                             2,037

                                                        -----------------------------------------------
Balance as of June 30, 2000                               $   2        $(44,462)      $(303)   $ 54,477
                                                        -----------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                Year Ended June 30,
                                                         2000          1999          1998
                                                       ------------------------------------
OPERATING ACTIVITIES
Net loss                                               $(10,242)    $ (7,085)    $  (7,020)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                             2,038        2,205         1,364
Gain on sale of securities                               (3,147)        (348)           --
Equity in loss of Taiwan venture                            818           80            --
Provision for loss on accounts receivable                    42          271          (120)
Provision for inventory obsolescence                        410           68          (659)
Changes in operating assets and liabilities:
  Accounts receivable                                        56         (779)         (210)
  Inventories                                            (1,074)      (1,175)        2,051
  Prepaid expenses and other current assets                 936           32          (483)
  Accounts payable and other current liabilities           (369)      (1,296)        2,362
                                                       --------     --------     ---------
Net cash used in operating activities                   (10,532)      (8,027)       (2,715)
                                                       --------     --------     ---------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                (2,946)      (3,427)      (12,245)
Investment in affiliates                                 (3,237)          --          (350)
Purchase of securities                                  (70,934)     (94,417)     (164,438)
Sales of securities                                      46,064       75,130       137,104
Maturities of securities                                 37,504       31,029        12,064
                                                       --------     --------     ---------
Net cash provided by (used in) investing activities       6,451        8,315       (27,865)
                                                       --------     --------     ---------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                    5,275           --        29,074
Proceeds from issuance of debt                            4,423          115            --
Principal payments under capital lease obligations          (91)         (40)           --
                                                       --------     --------     ---------
Net cash provided by financing activities                 9,607           75        29,074
                                                       --------     --------     ---------

Effect of exchange rate changes on cash                    (590)        (459)           67
                                                       --------     --------     ---------

Change in cash and cash equivalents                       4,936          (96)       (1,439)
                                                       --------     --------     ---------

Cash and cash equivalents at beginning of period            776          872         2,311
                                                       --------     --------     ---------
Cash and cash equivalents at end of period             $  5,712     $    776     $     872
                                                       ========     ========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                 $     42     $     40     $       3
Cash paid for taxes                                    $     --     $     --     $      --

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies

a. Description of Business

      Ultralife Batteries, Inc. (the "Company") develops, manufactures, and markets a wide range of standard and customized lithium primary and polymer rechargeable batteries. The Company's primary manufacturing and research and development (R&D) facility is in Newark, New York. The Company also maintains a production and R&D facility in Abingdon, England.

b. Principles of Consolidation

      The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary, Ultralife Batteries UK, Ltd. ("Ultralife UK"). Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company does not have a controlling interest are accounted for using the equity method.

c. Management's Use of Judgment and Estimates

      The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. For example, estimates are used in determining valuation allowances for uncollectible trade receivables, obsolete inventory and deferred income taxes. Actual results could differ from those estimates.

d. Cash Flows

      For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits with financial institutions and financial instruments with original maturities of three months or less to be cash equivalents.

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

      The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income (loss) as gains (losses) on sale of securities.

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

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

g. Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 3 to 20 years. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When sold, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense).

h. Impairment of Long-Lived Assets

      In the event that facts and circumstances indicate that the carrying amount of a long-lived asset may be impaired, an evaluation of recoverability would be performed. If an impairment is determined to exist, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the discounted cash flows expected to result from the use of the asset and its eventual disposition. The Company did not record any impairments of long-lived assets in 2000, 1999 or 1998.

i. Technology License Agreements

      Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired two technology license agreements for an initial payment of $1,000 and $100 respectively. Royalties are payable at a rate of 8% and an initial rate of 4%, respectively, of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company for a 10-year period. The royalties can be reduced under certain circumstances based on the terms of these agreements. The agreements are amortized using the straight-line method over 3 to 10 years. Amortization expense was $100, $407, and $144 in 2000, 1999, and 1998, respectively.

      During 1998, in connection with the settlement of a lawsuit (see Note 6(e)), the Company acquired an additional technology license agreement for $350, which expired in May 1999.

j. Translation of Foreign Currency

      The financial statements of the Company's foreign affiliates are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Exchange gains or losses included in net loss for the years ended June 30, 2000, 1999 and 1998 were not significant.

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

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

m. Revenue Recognition

Battery Sales

      Revenues from sale of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred.

Technology Contracts

      The Company recognizes revenue using the percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. When a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

n. Concentration of Credit Risk

      The Company generally does not distribute its products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individual or groups of customers engaged in similar activities, or who have similar economic characteristics. The Company had battery sales to a single customer amounting to $2,937, or 12% of total revenues in 2000; $4,192, or 20% of total revenues in 1999; and $1,993, or 12% of total revenues in 1998. The Company does not normally obtain collateral on trade accounts receivable.

o. Derivative Financial Instruments and Fair Value of Financial Instruments

      SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of any significant derivative or other financial instruments. The Company did not have any derivative financial instruments at June 30, 2000, 1999 and 1998.

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at June 30, 2000, 1999 and 1998. Fair values have been determined through information obtained from market sources.

p. Earnings per Share

      The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities calculated using the treasury stock method, if any. No dilution for common share equivalents is included in fiscal 2000, 1999 and 1998 as the effects would be antidilutive. For all years reported, diluted earnings per share were the equivalent of basic earnings per share due to the net loss.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

q. New Accounting Pronouncements

      In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) includes net income (loss) and other comprehensive income consisting of unrealized gains and losses that bypass the traditional income statement and are recorded in a separate section of shareholders' equity on the Consolidated Balance Sheet. The components of other comprehensive income for the Company consist of unrealized net gains and losses, net of tax, on investment securities and foreign currency translation adjustments.

      In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in the financial statements. The Standard requires businesses to present information on business segments in a manner consistent with the way in which a company's chief operating decision maker views the business to make resource-related decisions.

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended in June, 1999 by SFAS No. 137, which requires the Company to adopt SFAS No. 133 no later than the first quarter of fiscal 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. As of July 1, 1999, the Company adopted SFAS No. 133. The Company, on occasion, has used derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in foreign currency exchange rates. As of June 30, 2000, the Company did not have any outstanding derivative financial instruments.

r. Legal Matters

      The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, such liability may have a material adverse effect on the Company's financial condition or results of operations. See Note 6 - Commitments and Contingencies.

s. Reclassifications

      In order to conform to the 2000 presentation, certain amounts in the 1999 and 1998 financial statements have been reclassified.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 2-Investments

The following is a summary of available-for-sale securities:

June 30, 2000                                                           Unrealized     Estimated
-------------                                                Cost     Gains/(Losses)  Fair Value
                                                             ----     --------------  ----------
Commercial Paper and other .........................       $ 9,427         $--         $ 9,427
U.S. corporate bonds ...............................         3,496          --           3,496
                                                           -----------------------------------

Total debt securities ..............................        12,923          --          12,923
Intermagnetics General Corporation Equity Securities             2           2               4
                                                           -----------------------------------
                                                           $12,925         $ 2         $12,927
                                                           =======         ===         =======

June 30, 1999                                                           Unrealized     Estimated
                                                             Cost     Gains/(Losses)  Fair Value
                                                             ----     --------------  ----------
Commercial Paper and other .........................       $ 6,986        $ --         $ 6,986
U.S. corporate bonds ...............................        13,708         (93)         13,615
                                                           -----------------------------------

Total debt securities ..............................        20,694         (93)         20,601
Intermagnetics General Corporation Equity Securities         1,718         461           2,179
                                                           -----------------------------------
                                                           $22,412        $368         $22,780
                                                           =======        ====         =======

      The Company has instructed its investment fund managers to invest in conservative, investment grade securities with average maturities of less than three years. In fiscal 2000 and 1999, the Company realized a gain on sale of securities of $3,147 and $348, respectively, relating to the sale of a portion of the Company's investment in Intermagnetics General Corporation.

      Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties or the Company may sell the securities to meet their ongoing and potential future cash needs.

                                                             June 30,
                                                             --------
          At Cost:                                       2000         1999
                                                       -------      -------
          Less than one year                           $10,429      $22,412
          More than one year                             2,496           --
                                                       --------------------
           Total                                       $12,925      $22,412
                                                       =======      =======

Note 3-Supplemental Balance Sheet Information

      The composition of inventories was:

                                                                June 30,
                                                               ----------
                                                           2000         1999
                                                          ------       ------
      Raw materials.....................................  $3,032       $2,984
      Work in process...................................   1,427        2,080
      Finished products.................................   1,622          249
                                                          -------------------
                                                           6,081        5,313
      Less: Reserve for obsolescence....................     399          295
                                                          -------------------
                                                          $5,682      $ 5,018
                                                          ======      =======

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 3-Supplemental Balance Sheet Information (cont'd)

The composition of property, plant and equipment was:

     Land..................................................$   123      $   123
     Buildings and Leasehold Improvements..................  1,202        1,115
     Machinery and Equipment............................... 18,638       18,524
     Furniture and Fixtures................................    196          194
     Computer Hardware and Software........................  1,041          624
     Construction in Progress.............................. 19,149       16,823
                                                           --------------------
                                                            40,349       37,403
     Less:  Accumulated Depreciation.......................  7,564        5,626
                                                           --------------------
                                                           $32,785      $31,777
                                                           =======      =======

In July 2000, $16,500 of amounts in Construction in Progress have been completed and are in production. As a result, these assets have been transferred to their respective property and equipment component.

Note 4-Operating Leases

      The Company leases various buildings, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $333, $379 and $713 for the years ended June 30, 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 2000 are as follows: 2001 - $319, 2002 - $271, 2003 - $224, 2004 - $220, and
thereafter - $1,935. The above amounts do not include contingent or additional rent.

Note 5-Long-term Debt and Capital Leases

Credit Facility

      In June 2000, the Company entered into a $20,000 secured credit facility with a lending institution. The financing agreement consists of an initial $12,000 term loan component (of which $4,000 was outstanding at June 30, 2000) and a revolving credit facility component for an initial $8,000, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). There was no balance outstanding on the revolving credit facility component as of June 30, 2000. The amount available under the term loan component amortizes over time. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment.

      The Company is required to maintain specified tangible net worth levels throughout the agreement. At June 30, 2000, the Company is in compliance with this restriction. The loan is collaterized by substantially all of the tangible assets of the Company.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 5-Long-term Debt and Capital Leases (cont'd)

      Debt issue costs amounting to $198 were incurred in connection with the initiation of the term of the agreement and will be amortized over the life of the agreement.

New York Power Authority

      In May 1999, the Company borrowed approximately $150 from New York Power Authority (NYPA) that was used toward the construction of a solvent recovery system. The annual interest rate on the loan is 6%. The loan is to be repaid in 24 equal monthly payments.

Capital leases

      The Company has two capital leases. The first is a capital lease commitment for the Newark, New York facility which provides for payments of $50 per year through December 2001 and $28 per year from December 2001 through 2007. At the end of this lease term, the Company is required to purchase the facility for one dollar. The second capital lease is for computer equipment. The lease expires in 2003 and requires monthly payments of $13.

Payment Schedule

Principal payments under the current amount outstanding of the long term debt and capital leases is as follows:

                                 CREDIT
                               FACILITY      NYPA       CAPITAL LEASES        TOTAL
                                                     --------------------
                                                     Building   Equipment
               Fiscal  2001        $800      $121         $30        $136    $1,087
                       2002         800                    33         150       983
                       2003         800                    15          67       882
                       2004         800                    16                   816
                       2005         800                    86                   886
                 Thereafter          --        --          --          --        --
                                 ------      ----        ----        ----    ------
                                 $4,000      $121        $180        $353    $4,654
     Less:  Current portion      $  800      $121        $ 30        $136    $1,087
                                 ------      ----        ----        ----    ------
                  Long Term      $3,200      $ --        $150        $217    $3,567
                                 ======      ====        ====        ====    ======

Letters of Credit

      In conjunction with the purchase/lease agreement to acquire the Company's Newark, New York facilities, the Company established a letter of credit in the amount of $200, which expires in 2001. As of June 30, 2000, $180 remains outstanding. All letters of credit are collateralized by the Company's investments.

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

c. Purchase Commitments

      As of June 30, 2000, the Company has made commitments to purchase approximately $2,084 of production machinery and equipment.

d. Royalty Agreement

      Technology underlying certain products of the Company are based in part as non-exclusive transfer agreements. The Company made an original payment for such technology and is required to make royalty and other payments in the future which incorporate the licensed technology. The license expires in 2007.

e. Legal Matters

      In December 1996, Aerospace Energy System, Inc. ("Aerospace") commenced an action in the United States District Court for the District Court of Utah against the Company alleging that it is owed commissions in excess of $50 for sales made on behalf of the Company and $100 for the Company's alleged breach of its duty of good faith and fair dealings. This matter was settled in January. Consequently, the Company will incur no further liability in this matter.

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

Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty and that the Company tortiously interfered with their contract and business opportunity. The Company maintained that the claim against it, for $25,000, was without merit. After a jury trial in December of 1999, the case was dismissed. Plaintiffs have filed an appeal, which is pending.

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be re-filed. The shareholder action was subsequently refiled, asserting substantially the same claims as the in the prior pleading. Earlier this year, the Company again moved to dismiss the complaint. The motion is still pending before the Court. The Company believes that the litigation is without merit and will continue to defend it vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

      In conjunction with the Company's purchase/lease agreement of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. The next phase of the project is expected to begin in late calendar year 2000. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

Note 7-Shareholders' Equity

a. Preferred Stock

      The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At June 30, 2000, no preferred shares were issued or outstanding.

b. Common Stock

      In May of 1998, the Company sold 2,500,000 shares of Common Stock at $12.50 per share, resulting in gross proceeds of $31,250 and net proceeds of $28,551 to the Company.

      In June of 1998, the shareholders approved an increase in the number of authorized shares of Common Stock from 12,000,000 to 20,000,000.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Shareholders' Equity (cont'd)

c. Stock Options

      The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for its stock-based compensation plans has been recognized in the Company's Consolidated Statements of Operations. In accordance with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company elected not to recognize compensation cost related to stock options. If the Company had elected to recognize compensation expense for all of the Company's stock-based compensation based on the fair value of the options at grant date as prescribed by SFAS No.123, the Company's net loss would have been $12,333, $8,043 and $8,851 for the years ended June 30, 2000, 1999 and 1998, compared with the reported losses of $10,242, $7,085 and $7,020. Loss per share would have been $1.13, $0.77 and $1.06 in the years ended June 30, 2000, 1999 and 1998, respectively, as compared to reported loss per share of $0.94, $0.68 and $0.84, respectively. The effect of SFAS No. 123 in the pro forma disclosures may not be indicative of future amounts.

      For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998:

                                                           2000         1999         1998
     ------------------------------------------------------------------------------------
     Risk-free interest rate                               6.4%         5.3%         5.8%
     Volatility factor                                    74.1%        68.2%        67.1%
     Weighted average expected life (years)                   6            5            5
     Weighted average fair value of options granted       $5.48        $5.48        $5.48

      The shareholders of the Company have approved three stock option plans that permit the grant of options. In addition, the shareholders of the Company have approved the grant of options outside of these plans. Under the 1991 stock option plan, 100,000 shares of Common Stock are reserved for grant to key employees and consultants of the Company through September 13, 2001. There are currently 11,250 shares remaining to be granted under the 1991 plan. The exercise price per share shall be determined by the Board of Directors as follows: (i) Incentive Stock Options (ISOs) shall not be less than 100% of the fair market value at the date of grant; (ii) ISOs granted to holders of more than 10% of the Company's Common Stock shall not be less than 110% of the fair market value at the date of grant; and (iii) non-qualified stock options ("NQSOs") shall not be less than 85% of the fair market value of a share at the date of grant. The exercise period is to be determined at the time of grant but cannot exceed ten years (five years from the time of grant if issued to a holder of more than 10% of the Company's Common Stock). All options granted under the 1991 plan are NQSOs.

      The shareholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders have approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either ISO's or NQSO's. Key employees are eligible to receive ISO's and NQSO's; however, directors and consultants are eligible to receive only NQSO's.

      Effective March 1, 1995, the Company established the 1995 stock option plan and granted the former Chief Executive Officer ("CEO") options to purchase 100,000 shares at $14.25 per share under this plan. Of these shares, 60,000 vested prior to his termination and remain exercisable until March 1, 2001. There were

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Shareholders' Equity (cont'd)

no other grants under the 1995 stock option plan. In October 1992, the Company granted, to the former CEO, options to purchase 225,000 shares of Common Stock at $9.75 per share outside of any of the stock option plans. The options vested through June 1997 and expire on October 2002. In addition, on March 1, 1994, the Company granted options to the former CEO to purchase 150,000 shares of Common Stock at $11.00 per share under the terms of an employment agreement and outside of any of the stock option plans. As of June 30, 2000, all of these shares have been exercised.

      Effective July 12, 1999, the Company granted the current CEO options to purchase 500,000 shares of Common Stock at $5.188 per share outside of any of the stock options plans. Of these, 50,000 options were exercisable on the grant date, and the remaining options are exercisable in annual increments of 90,000 over a five-year period commencing July 12, 2000 through July 12, 2004, and expire on July 12, 2005. The following table summarizes data for the stock options issued by the Company:

                                                  2000                    1999                     1998
                                                  ----                    ----                     ----
                                                      Weighted                Weighted                  Weighted
                                                       Average                 Average                   Average
                                                      Exercise                Exercise                  Exercise
                                           Number       Price       Number      Price        Number       Price
                                          of Shares   Per Share   of Shares   Per Share    of Shares    Per Share
                                          ---------   ---------   ---------   ---------    ---------    ---------
Shares under option at beginning of
   year .............................     1,721,460    $10.16     1,661,900     $10.96     1,301,300     $11.34
Options granted .....................     1,033,500    $ 6.59       338,000     $ 6.44       562,700     $10.32
Options exercised ...................      (202,000)   $10.22            --     $   --       (54,700)    $ 9.27
Options canceled ....................      (363,080)   $ 8.94      (278,440)    $10.31      (147,400)    $12.95
                                          ---------    ------     ---------     ------     ---------     ------
Shares under option at end of year...     2,189,880    $ 8.68     1,721,460     $10.16     1,661,900     $10.96
                                          ---------    ------     ---------     ------     ---------     ------
Options exercisable at end of year...       633,320    $10.49     1,073,240     $10.98       899,800     $11.19

The following table represents additional information about stock options outstanding at June 30, 2000:

                               Options Outstanding                                 Options Exercisable
---------------------------------------------------------------------------------------------------------------
                                              Weighted-
                                               Average
     Range of               Number            Remaining      Weighted-            Number            Weighted-
     Exercise            Outstanding         Contractual      Average          Exercisable           Average
      Prices           at June 30, 2000          Life     Exercise Price    at June 30, 2000     Exercise Price
---------------------------------------------------------------------------------------------------------------
  $3.56 - $5.19             595,600              4.97         $ 5.11              79,700             $ 5.04
  $5.38 - $8.25             628,500              4.97         $ 7.42             131,200             $ 7.68
 $8.38 - $11.00             596,080              2.53         $ 9.80             231,820             $ 9.64
$11.13 - $24.50             369,700              2.53         $14.74             190,600             $15.74
---------------------------------------------------------------------------------------------------------------
 $3.56 - $24.50           2,189,880              3.89         $ 8.68             633,320             $10.49

d. Warrants

      In March 1998, the Company issued warrants to purchase 12,500 shares of its Common Stock to the Empire State Development Corporation in connection with a $500 grant. Proceeds of the grant were used

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Shareholders' Equity (cont'd)

to fund certain equipment purchases and are contingent upon the Company achieving and maintaining minimum employment levels. The remaining unamortized balance of $250 relating to the grant is included in other current liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2000. The warrants may be exercised through December 31, 2002 at an exercise price equal to 60% of the average closing price for the 10 trading days preceding the exercise date, but not less than the average closing price of the Company's Common Stock during the 20 trading days prior to the grant.

e. Reserved Shares

      The Company has reserved 2,226,225 shares of Common Stock under the various stock option plans and warrants as of June 30, 2000, and 1,953,000 as of 1999 and 1998.

Note 8-Income Taxes

      Foreign and domestic loss carryforwards totaling approximately $49,700 are available to reduce future taxable income. Foreign loss carryforwards of $4,100 can be carried forward indefinitely. The domestic net operating loss carryforward of $45,600 expires through 2020. If it is determined that a change in ownership as defined under Internal Revenue Code Section 382 has occurred, the net operating loss carryforward will be subject to an annual limitation.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $2,445, $2,901 and $2,843 for the years ended June 30, 2000, 1999 and 1998, respectively, to offset the deferred tax assets based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals.

Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                         2000         1999
                                                         ----         ----

Deferred tax liabilities:
   Unrealized gain on securities..................... $       1    $     125
   Tax over book depreciation........................     1,031          892
                                                      ---------    ---------
Total deferred tax liabilities.......................     1,032        1,017
Deferred tax assets:
   Net operating loss carryforward...................    15,509       13,159
   Other.............................................       482          372
                                                      ---------    ---------
Total deferred tax assets............................    15,991       13,531
Valuation allowance for deferred assets..............  (14,959)     (12,514)
Net deferred tax assets..............................     1,032        1,017
                                                      ---------    ---------
Net deferred income taxes............................ $      --    $      --

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 8-Income Taxes (cont'd)

      There were no income taxes paid for the years ended June 30, 2000, 1999 and 1998. For financial reporting purposes, income (loss) from continuing operations before income taxes included the following:

                                                                   June 30,
                                                        2000         1999        1998
                                                        ----         ----        ----
United States........................................$ (7,658)     $(7,830)    $(9,053)
Foreign..............................................  (2,584)         745       2,033
                                                     --------      -------     -------
Total................................................$(10,242)     $(7,085)    $(7,020)

      There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at June 30, 2000.

Note 9-401(K) Plan

      The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contributions. Effective January 1, 1997, the Board of Directors approved Company matching of employee contributions up to a maximum of 3% of the employee's income. For the years ended June 30, 2000, 1999 and 1998, the Company contributed $150, $177 and $124, respectively.

Note 10-Related Party Transactions

      During 2000 and 1999, the Company sold the majority of its investment in Intermagnetics General Corporation (IGC) Common Stock and realized a gain on sale of securities of $3,147 and $348, respectively. IGC is considered a related party since certain directors of the Company serve as officers or directors of IGC.

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

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 11-Business Segment Information (cont'd)

2000
----

                                           Primary     Rechargeable  Technology
                                          Batteries     Batteries     Contracts   Corporate     Total
                                          -------------------------------------------------------------
Revenues                                   $21,840       $    25       $2,649      $    --     $ 24,514
Segment contribution                       $(1,244)      $(5,306)      $  246      $(7,385)    $(13,689)
Interest income, net                                                               $   909     $    909
Other income (expense), net                                                        $ 2,538     $  2,538
Income taxes                                                                       $    --     $     --
                                                                                               --------
Net loss                                                                                       $(10,242)

Long-lived assets                          $10,892       $19,985       $  281      $ 4,349     $ 35,507
Total assets                               $19,171       $20,632       $  493      $24,164     $ 64,460
Capital expenditures                       $ 1,377       $ 1,012       $   --      $   557     $  2,946
Depreciation and amortization expense      $ 1,128       $   591       $    1      $   318     $  2,038

1999
----

                                            Primary    Rechargeable  Technology
                                           Batteries     Batteries    Contracts    Corporate       Total
                                           --------------------------------------------------------------
Revenues                                   $19,559       $    49       $1,456       $    --       $21,064
Segment contribution                       $ 2,651       $(5,537)      $  297       $(6,195)      $(8,784)
Interest income, net                                                                $ 1,456       $ 1,456
Other income (expense), net                                                         $   243       $   243
Income taxes                                                                        $    --       $    --
                                                                                                  -------
Net loss                                                                                          $(7,085)

Long-lived assets                          $ 7,776       $19,525       $  264       $ 4,615       $32,180
Total assets                               $16,494       $19,554       $  735       $29,637       $66,420
Capital expenditures                       $ 1,798       $ 1,036       $   20       $   573       $ 3,427
Depreciation and amortization expense      $   952       $   898       $   66       $   289       $ 2,205

1998
----

                                           Primary     Rechargeable  Technology
                                          Batteries     Batteries     Contracts   Corporate       Total
                                          ----------------------------------------------------------------
Revenues                                   $13,297       $   766       $2,328       $    --       $16,391
Segment contribution                       $ 3,661       $(6,108)      $  361       $(5,789)      $(7,875)
Interest income, net                                                                $   888       $   888
Other expense, net                                                                  $   (33)      $   (33)
Income taxes                                                                        $    --       $    --
                                                                                                  -------
Net loss                                                                                          $(7,020)

Long-lived assets                          $ 7,085       $19,337       $  295       $ 4,321       $31,038
Total assets                               $12,444       $20,119       $1,317       $41,947       $75,827
Capital expenditures                       $   505       $10,978       $   14       $   748       $12,245
Depreciation and amortization expense      $   708       $   496       $   38       $   122       $ 1,364

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 11-Business Segment Information (cont'd)

Geographical Information
------------------------

                                              Revenues                          Long-lived Assets
                                   2000         1999         1998         2000        1999        1998
                                 ---------------------------------       -------------------------------
United States                    $13,587      $10,504      $ 8,081       $30,685     $26,532     $25,554
United Kingdom                     2,874        3,423        1,716         4,822       5,648       5,484
Hong Kong                          3,211        4,423        1,986            --          --          --
Europe, excluding UK               2,812        1,671        3,384            --          --          --
Other                              2,030        1,043        1,224            --          --          --
                                 ---------------------------------       -------------------------------
Total                            $24,514      $21,064      $16,391       $35,507     $32,180     $31,038
                                 =======      =======      =======       =======     =======     =======

Note 12-Taiwan Venture

      In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. During fiscal 2000, Ultralife provided the venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary technology and 700,000 shares of Ultralife Common Stock, in exchange for approximately a 46% ownership interest. Ultralife holds half the seats on UTI's board of directors. PGT and the group of investors funded UTI with $21,250 in cash and hold the remaining seats on the board. This agreement is accounted for using the equity method of accounting.

      Summarized financial statement information for the unconsolidated venture is as follows:

                                                       (unaudited)
  Condensed Statements of Operations                Year Ended June 30,
                                               2000        1999         1998
                                             -------------------------------
  Net revenue                                $   --        $ --         $--
  Operating loss                              1,897         205          --
  Net loss                                    1,778         174          --


  Condensed Balance Sheets                                     June 30,
                                                           2000       1999
                                                         -------------------
  Current assets                                         $17,125     $15,213
  Non-current assets                                      23,005       5,444
                                                         -------     -------
                                                         $40,130     $20,657
                                                         =======     =======

  Current liabilities                                     $4,446     $   123
  Non-current liabilities                                     --          --
  Shareholders' equity                                    35,684      20,534
                                                         -------     -------
                                                         $40,130     $20,657
                                                         =======     =======

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 13 - Selected Quarterly Information (unaudited)

      The following table presents reported net revenues, gross margin (net sales less cost of products sold), net loss and net loss per share for each quarter during the past two years:

                                                        Quarter ended
                                    ---------------------------------------------------
     Fiscal 2000                    Sept. 30,      Dec. 31,      March 31,     June 30,        Full
                                       1999          1999          2000          2000          Year
                                       ----          ----          ----          ----          ----
     Revenues                        $6,225        $6,677         $6,199        $5,413       $24,514
     Gross margin                       419           302        (1,005)         (714)         (998)
     Net loss                         1,926         2,989          1,205         4,122        10,242
     Net loss per common share         0.18          0.28           0.11          0.37          0.94

                                                        Quarter ended
                                    ---------------------------------------------------
     Fiscal 1999                    Sept. 30,      Dec. 31,      March 31,     June 30,        Full
                                      1998           1998          1999          1999          Year
                                       ----          ----          ----          ----          ----
     Revenues                        $4,222        $5,160         $5,594        $6,088       $21,064
     Gross margin                       288           657            626           477         2,048
     Net loss                         1,930         1,005          2,053         2,097         7,085
     Net loss per common share         0.18          0.10           0.20          0.20          0.68