Form 10-Q
period 2000-09-30
ULTRALIFE BATTERIES INC
filed 2000-11-13
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

Common stock, $.10 par value -11,134,326 shares outstanding as of October 31, 2000.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets -
             September 30, 2000 and June 30, 2000.............................3

           Consolidated Statements of Operations -
             Three months ended September 30, 2000 and 1999...................4

           Consolidated Statements of Cash Flows -
             Three months ended September 30, 2000 and 1999...................5

           Notes to Consolidated Financial Statements.........................6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................10

Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk...............................................12

PART II OTHER INFORMATION

Item 1.   Legal Proceedings..................................................12

Item 6.   Exhibits and Reports on Form 8-K...................................13



SIGNATURES ..................................................................14

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                               September 30,        June 30,
                                                  ASSETS                                            2000              2000
                                                                                                    ----              ----
                                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                                                      $  1,113          $  5,712
   Available-for-sale securities                                                                    12,959            12,927
   Trade accounts receivable (less allowance for doubtful accounts
      of $265 at September 30, 2000 and $268 at June 30, 2000)                                       4,495             3,456
   Inventories                                                                                       6,228             5,682
   Prepaid expenses and other current assets                                                         1,548             1,176
                                                                                                  --------          --------
       Total current assets                                                                         26,343            28,953
                                                                                                  --------          --------
Property, plant and equipment                                                                       33,417            32,785

Other assets:

  Investment in affiliates                                                                           2,007             2,339
  Technology license agreements (net of accumulated
      amortization of $1,093 at September 30, 2000 and $1,068 at June 30, 2000)                        358               383
                                                                                                  --------          --------
                                                                                                     2,365             2,722
                                                                                                  --------          --------
Total Assets                                                                                      $ 62,125          $ 64,460
                                                                                                  ========          ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current portion of long-term debt and capital lease obligations                                $  1,084          $  1,087
   Accounts payable                                                                                  3,490             2,886
   Accrued compensation                                                                                240               338
   Other current liabilities                                                                         2,098             2,105
                                                                                                  --------          --------
       Total current liabilities                                                                     6,912             6,416

Long-term liabilities:
   Long-term debt and capital lease obligations                                                      3,367             3,567


Shareholders' equity:
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                                  --                --
   Common stock, par value $0.10 per share, authorized 20,000,000 shares;
      issued - 11,124,326 at September 30, 2000 and 11,410,286 at June 30, 2000)                     1,147             1,141
   Capital in excess of par value                                                                   99,210            98,790
   Accumulated other comprehensive loss                                                               (642)             (689)
   Accumulated deficit                                                                             (47,566)          (44,462)
                                                                                                  --------          --------
                                                                                                    52,149            54,780

   Less --Treasury stock, at cost -- 27,250 shares                                                     303               303
                                                                                                  --------          --------
        Total shareholders' equity                                                                  51,846            54,477
                                                                                                  --------          --------
Total Liabilities and Shareholders' Equity                                                        $ 62,125          $ 64,460
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

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                              September 30,
                                                          2000            1999
                                                          ----            ----

Revenues                                               $  6,851        $  6,225

Cost of products sold                                     7,303           5,806
                                                       --------        --------
Gross margin                                               (452)            419

Operating and other expenses:
  Research and development                                  560           1,092
  Selling, general, and administrative                    1,796           1,491
                                                       --------        --------
Total operating and other expenses                        2,356           2,583

Operating loss                                           (2,808)         (2,164)

Other income (expense):
  Interest income, net                                       94             305
  Equity loss in affiliate                                 (332)           (127)
  Miscellaneous                                             (58)             60
                                                       --------        --------
Loss before income taxes                                 (3,104)         (1,926)
                                                       --------        --------
Income taxes                                                 --              --
                                                       --------        --------
Net loss                                               $ (3,104)       $ (1,926)
                                                       ========        ========

Net loss per common share                              $  (0.28)       $  (0.18)
                                                       ========        ========

Weighted average shares outstanding                      11,076          10,768
                                                       ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                                                         Three Months Ended September 30,
                                                                                             2000                  1999
                                                                                             ----                  ----
OPERATING ACTIVITIES
Net loss                                                                                   $ (3,104)            $ (1,926)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                                                   913                  522
Equity loss in affiliate                                                                        332                  127
Changes in operating assets and liabilities:
   Accounts receivable                                                                       (1,039)                 119
   Inventories                                                                                 (546)                (824)
   Prepaid expenses and other current assets                                                   (372)                 153
   Accounts payable and other current liabilities                                               499                 (385)
                                                                                           --------             --------
Net cash used in operating activities                                                        (3,317)              (2,214)
                                                                                           --------             --------
INVESTING ACTIVITIES
Purchase of property and equipment                                                           (1,520)              (1,189)
Investment in affiliates                                                                       --                 (3,238)
Purchase of securities                                                                      (13,972)             (11,079)
Sales of securities                                                                           8,583                6,915
Maturities of securities                                                                      5,359                8,722
                                                                                           --------             --------
Net cash (used in) provided by investing activities                                          (1,550)                 131
                                                                                           --------             --------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                          426                3,238
Principal payments on long-term debt and capital lease obligations                             (203)                  --
                                                                                           --------             --------
Net cash provided by financing activities                                                       223                3,238
                                                                                           --------             --------
Effect of exchange rate changes on cash                                                          45                    7
                                                                                           --------             --------
(Decrease) Increase in cash and cash equivalents                                             (4,599)               1,162
Cash and cash equivalents at beginning of period                                              5,712                  776
                                                                                           ========             ========
Cash and cash equivalents at end of period                                                 $  1,113             $  1,938
                                                                                           ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain (loss) on securities                                                       $      2             $   (474)
                                                                                           ========             ========
Interest paid                                                                              $     81             $     --
                                                                                           ========             ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar Amounts in Thousands - Except Per Share Amounts)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

            In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 2000 and the results of operations and cash flows for the three month periods ended September 30, 2000 and 1999. The results for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended June 30, 2000, filed with the Securities and Exchange Commission on Form 10-K on September 27, 2000.

2. NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options have not been included as their inclusion would be antidilutive; as a result, basic earnings per share is the same as diluted earnings per share.

3. COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive loss were:

                                                          Three months ended
                                                             September 30,
                                                          2000           1999
                                                         -------        -------

         Net loss                                        $(3,104)       $(1,926)
                                                         -------        -------
         Unrealized gain (loss) on securities                  2           (474)
         Foreign currency translation adjustments             45              7
                                                         -------        -------
                                                              47           (467)
                                                         -------        -------
         Total comprehensive loss                        $(3,057)       $(2,393)
                                                         =======        =======

4. INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

                                                       September 30,    June 30,
                                                           2000           2000
                                                          ------         ------

       Raw materials                                      $3,337         $3,032
       Work in process                                     1,828          1,427
       Finished goods                                      1,374          1,622
                                                          ------         ------
                                                           6,539          6,081
       Less: Reserve for obsolescence                        311            399
                                                          ------         ------
                                                          $6,228         $5,682
                                                          ======         ======

5. PROPERTY, PLANT AND EQUIPMENT

            Major classes of property, plant and equipment consisted of the following:

                                                       September 30,    June 30,
                                                           2000           2000
                                                         -------        -------

Land .............................................       $   123        $   123
Buildings and Leasehold Improvements .............         1,202          1,202
Machinery and Equipment ..........................        35,258         18,638
Furniture and Fixtures ...........................           196            196
Computer Hardware and Software ...................         1,067          1,041
Construction in Progress .........................         4,023         19,149
                                                         -------        -------
                                                          41,869         40,349
Less:  Accumulated Depreciation ..................         8,452          7,564
                                                         -------        -------
                                                         $33,417        $32,785
                                                         =======        =======

6. COMMITMENTS AND CONTINGENCIES

            In May 1997, William Boyd, the principal of Aerospace Energy Systems, Inc., and Leland J. Coleman commenced an action against the Company and Loeb Partners Corporation ("Loeb"), an investment firm, in the U.S. District Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty Group, PLC and that the Company tortiously interfered with their contract and business opportunity. The Company maintained that the claim against it, for $25 million, was without merit. After a jury trial in December of 1999, the case was dismissed. Plaintiffs appealed, and on October 19, 2000 the United States Court of Appeals for the Second Circuit affirmed the dismissal. Plaintiffs' sole remaining course is to seek leave to appeal from the United States Supreme Court.

            In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be re-filed. The shareholder action was subsequently refiled, asserting substantially the same claims as the in the prior pleading. Earlier this year, the Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs have filed a Notice of Appeal to the Third Circuit Court of Appeals. The Company believes that the litigation is without merit and will continue to defend it vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

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

     Three Months Ended September 30, 2000
     -------------------------------------

                                              Primary        Rechargeable      Technology
                                              Batteries        Batteries        Contracts      Corporate      Total
                                              ---------      ------------      ----------      ---------     -------
     Revenues                                  $ 6,242           $   120           $489        $    --       $ 6,851
     Segment contribution                           11            (1,057)            34         (1,796)       (2,808)
     Interest income, net                                                                           94            94
     Equity loss in affiliate                                                                     (332)         (332)
     Miscellaneous                                                                                 (58)          (58)
     Income taxes                                                                                                 --
                                                                                                             -------
     Net loss                                                                                                $(3,104)
     Total assets                              $14,916           $23,044           $494        $23,671       $62,125

     Three Months Ended September 30, 1999
     -------------------------------------

                                              Primary        Rechargeable      Technology
                                              Batteries        Batteries        Contracts      Corporate      Total
                                              ---------      ------------      ----------      ---------     -------
     Revenues                                  $ 5,632           $    2            $591        $    --       $ 6,225
     Segment contribution                          362           (1,092)             57         (1,491)       (2,164)
     Interest income                                                                               305           305
     Equity loss in affiliate                                                                     (127)         (127)
     Miscellaneous                                                                                 (60)          (60)
     Income taxes                                                                                                 --
                                                                                                             -------
     Net loss                                                                                                $(1,926)
     Total assets                              $16,830           $20,361           $510        $29,129       $66,880

8. NEW ACCOUNTING PRONOUNCEMENTS

            As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting requirements for derivative instruments and hedging activities. The Company, on occasion, has used derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in foreign currency exchange rates. As of September 30, 2000, the Company did not have any outstanding derivative financial instruments.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB 101 will have a significant impact on its financial position and results of operations.

            In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which provides guidance for issues that have arisen in applying Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which became effective July 1, 2000, applies prospectively to new awards, exchanges or awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. As of September 30, 2000, Interpretation No. 44 has not had a material impact on the Company's financial position and results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fire, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 2000.

Results of Operations

Three months ended September 30, 2000 and 1999

      Consolidated revenues reached a new quarterly record of $6,851,000 for the first three months of fiscal 2001, an increase of $626,000, or 10%, over the comparable quarter in fiscal 2000. Primary battery sales increased $610,000, or 11%, from $5,632,000 last year to $6,242,000 this year. The increase in primary battery sales was primarily due to an increase in 9-volt lithium battery shipments, and shipments of Land Warrior pouch cells and BA-5372 batteries to the U.S. Army. Shipments of the recently launched polymer rechargeable batteries also drove the increase in revenues by approximately $120,000. These revenues were offset in part by a slight decline in the high rate battery shipments. Technology contract revenues declined $102,000, or 17%, from $591,000 to $489,000 reflecting a change in the nature of contracts' mix in fiscal 2001 due to the winding down of certain government contracts.

      Cost of products sold amounted to $7,303,000 for the three-month period ended September 30, 2000, an increase of $1,497,000, or 26% over the same three month period a year ago. The gross margin on total revenues for the quarter was a loss of 7%, compared to a 7% gross profit in the prior year. The decline in gross margins is due to the launch of polymer rechargeable batteries in June 2000, which resulted in initial expenditures necessary to start production of the polymer cells, including approximately $400,000 in depreciation. Aside from depreciation, a significant amount of these costs were previously included in research and development. Additionally, primary battery gross margins were down from the prior year due to slightly lower average unit selling prices and high material costs. Gross profit on technology contracts decreased $23,000 in fiscal 2001 when compared to fiscal 2000 due to the nature of the contracts' mix in fiscal 2001.

      Operating and other expenses were $2,356,000 for the three months ended September 30, 2000, a decrease of $227,000, or 9%, from $2,583,000 in the prior year. Of the Company's operating and other expenses, research and development expenses decreased $532,000, or 49%, to $560,000 for the first quarter of fiscal 2001. The decline in research and development expenses was primarily due to the launch of polymer rechargeable batteries at the end of fiscal 2000. The costs previously in research and development are now included in cost of products sold as polymer rechargeable batteries are now in the production stage. That decrease was partially offset by an increase of $305,000, or 20%, in selling, general, and administrative expenses to $1,796,000 in the first three months of fiscal 2001. This increase was mainly due to higher selling, marketing, and advertising costs, both in the U.S. and abroad, in conjunction with the launch of polymer rechargeable batteries.

      Net interest income decreased $211,000, or 69%, from $305,000 in the first quarter of fiscal 2000 to $94,000 in the first quarter of fiscal 2001. The reduction in net interest income is principally the result of lower average cash balances and interest expense on the credit facility initiated in June 2000. Equity loss in affiliate was $332,000 for the first quarter of fiscal 2001 compared to a loss of $127,000 for the comparable period in fiscal 2000. This represents the Company's approximately 46% equity interest in Ultralife Taiwan, Inc. Miscellaneous (expense) income changed from $60,000 income in the first quarter of fiscal 2000 to a $58,000 expense in the first quarter of fiscal 2001 primarily as a result of the effect of currency exchange rates for the quarter.

      Net losses were $3,104,000, or $0.28 per share, for the first three months of fiscal 2001 compared to $1,926,000, or $0.18 per share, for the same quarter last year primarily as a result of the reasons described above.

Liquidity and Capital Resources

      At September 30, 2000, cash and cash equivalents and available for sale securities totaled $14,072,000. The Company used $3,317,000 of cash in operating activities during the first three months of fiscal 2001. This usage of cash related primarily to the net loss reported for the period and an increase in accounts receivable, offset in part by depreciation. Additionally, the Company spent $1,520,000 for capital additions for production equipment and facilities improvements during the first quarter 2001.

      At September 30, 2000, the Company had long-term debt outstanding including capital lease obligations of $3,367,000 primarily relating to the financing arrangement entered into by the Company at the end of fiscal 2000.

      In June 2000, the Company entered into a $20 million secured credit facility with a lending institution. The financing agreement consists of an initial $12 million term loan component (of which $3.9 million was outstanding at September 30, 2000) and a revolving credit facility component for an initial $8 million, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). There was no balance outstanding on the revolving credit facility component as of September 30, 2000. While the amount available under the term loan component amortizes over time, the amount of the revolving credit facility component increases by an equal and offsetting amount. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment.

      The Company's capital resource commitments as of September 30, 2000 consisted principally of capital equipment commitments of approximately $2,235,000. The Company believes its current financial position and cash flows from operations will be adequate to support its financial requirements throughout the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of commercial paper and U.S. corporate bonds. The Company does not currently participate in the investment of derivative financial instruments.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      In May 1997, William Boyd, the principal of Aerospace Energy Systems, Inc., and Leland J. Coleman commenced an action against the Company and Loeb Partners Corporation ("Loeb"), an investment firm, in the U.S. District Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty Group, PLC and that the Company tortiously interfered with their contract and business opportunity. The Company maintained that the claim against it, for $25 million, was without merit. After a jury trial in December of 1999, the case was dismissed. Plaintiffs appealed, and on October 19, 2000 the United States Court of Appeals for the Second Circuit affirmed the dismissal. Plaintiffs' sole remaining course is to seek leave to appeal from the United States Supreme Court.

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be re-filed. The shareholder action was subsequently refiled, asserting substantially the same claims as the in the prior pleading. Earlier this year, the Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs have filed a Notice of Appeal to the Third Circuit Court of Appeals. The Company believes that the litigation is without merit and will continue to defend it vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ULTRALIFE BATTERIES, INC.
                                     (Registrant)

Date: November 13, 2000         By: /s/ John D. Kavazanjian
      ----------------              -----------------------------
                                    John D. Kavazanjian
                                    President and Chief Executive
                                    Officer

Date: November 13, 2000         By: /s/ Robert W. Fishback
      ----------------              -----------------------------
                                    Robert W. Fishback
                                    Vice President - Finance and
                                    Chief Financial Officer