Form 10-Q/A
period 2000-09-30
ULTRALIFE BATTERIES INC
filed 2000-11-15
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule               Filed herewith

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ULTRALIFE BATTERIES, INC.
                                          (Registrant)


   Date:  November 14, 2000         By: /s/John D. Kavazanjian
          -----------------             ------------------------------
                                           John D. Kavazanjian
                                           President and Chief Executive Officer


   Date:  November 14, 2000         By: /s/Robert W. Fishback
          -----------------             ------------------------------
                                           Robert W. Fishback
                                           Vice President - Finance and Chief
                                           Financial Officer