Form 10-Q
period 2000-12-31
ULTRALIFE BATTERIES INC
filed 2001-02-13
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock, $.10 par value - 11,173,466 shares outstanding as of January 31, 2001.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 2000 and June 30, 2000...............................3

         Condensed Consolidated Statements of Operations -
           Three and six months ended December 31, 2000 and 1999.............4

         Condensed Consolidated Statements of Cash Flows -
           Six months ended December 31, 2000 and 1999.......................5

         Notes to Condensed Consolidated Financial Statements................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................10

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk.................................................14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

SIGNATURES ..................................................................16

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)
--------------------------------------------------------------------------------

                                                        December 31,
                                                            2000       June 30,
                               ASSETS                   (Unaudited)      2000
                                                        -----------      ----
Current assets:
   Cash and cash equivalents                             $  1,370      $  5,712
   Available-for-sale securities                            9,616        12,927
   Trade accounts receivable (less allowance
     for doubtful accounts of $262
     at December 31, 2000 and $268 at
     June 30, 2000)                                         3,378         3,456
   Inventories                                              5,438         5,682
   Prepaid expenses and other current assets                1,509         1,176
                                                         --------      --------

       Total current assets                                21,311        28,953
                                                         --------      --------

Property, plant and equipment                              33,840        32,785

Other assets:
  Investment in affiliates                                    749         2,339
  Technology license agreements (net of
    accumulated amortization of $1,119
    at December 31, 2000 and $1,068
    at June 30, 2000)                                         332           383
                                                         --------      --------
                                                            1,081         2,722
                                                         --------      --------

Total Assets                                             $ 56,232      $ 64,460
                                                         ========      ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt
     and capital lease obligations                       $  1,154      $  1,087
   Accounts payable                                         3,299         2,886
   Other current liabilities                                2,592         2,443
                                                         --------      --------
       Total current liabilities                            7,045         6,416

Long-term liabilities:
   Long-term debt and capital lease
     obligations                                            3,120         3,567


Shareholders' equity:
   Preferred stock, par value $0.10 per
     share, authorized 1,000,000 shares;
     none outstanding                                          --            --
   Common stock, par value $0.10 per share,
     authorized 40,000,000 shares as of
     December 31, 2000 and 20,000,000
     shares as of June 30, 2000; issued -
     11,487,786 at December 31, 2000
     and 11,410,286 at June 30, 2000)                       1,149         1,141
   Capital in excess of par value                          99,388        98,790
   Accumulated other comprehensive loss                      (864)         (689)
   Accumulated deficit                                    (53,303)      (44,462)
                                                         --------      --------
                                                           46,370        54,780

   Less -- Treasury stock, at cost --
     27,250 shares                                            303           303
                                                         --------      --------
        Total shareholders' equity                         46,067        54,477
                                                         --------      --------
Total Liabilities and Shareholders' Equity               $ 56,232      $ 64,460
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

                                       Three Months             Six Months
                                    Ended December 31,      Ended December 31,
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------
Revenues                           $  5,290    $  6,677    $ 12,141    $ 12,902

Cost of products sold                 6,989       6,375      14,292      12,181
                                   --------    --------    --------    --------
Gross margin                         (1,699)        302      (2,151)        721

Operating expenses:
  Research and development              948       1,066       1,508       2,158
  Selling, general, and
    administrative                    2,060       2,269       3,856       3,760
                                   --------    --------    --------    --------
Total operating expenses              3,008       3,335       5,364       5,918

Operating loss                       (4,707)     (3,033)     (7,515)     (5,197)

Other income (expense):
  Interest income, net                  155         160         249         465
  Equity loss in affiliate           (1,258)        (55)     (1,590)       (183)
  Miscellaneous                          73         (61)         15          --
                                   --------    --------    --------    --------
Loss before income taxes             (5,737)     (2,989)     (8,841)     (4,915)
                                   --------    --------    --------    --------
Income taxes                             --          --          --          --
                                   --------    --------    --------    --------
Net loss                           $ (5,737)   $ (2,989)   $ (8,841)   $ (4,915)
                                   ========    ========    ========    ========
Net loss per common share          $  (0.51)   $  (0.28)   $  (0.80)   $  (0.45)
                                   ========    ========    ========    ========
Weighted average shares
  outstanding                        11,151      10,861      11,113      10,808
                                   ========    ========    ========    ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                               December 31,
                                                           2000          1999
                                                         --------      --------
OPERATING ACTIVITIES
Net loss                                                 $ (8,841)     $ (4,915)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                               1,912         1,036
Equity loss in affiliate                                    1,590           182
Changes in operating assets and liabilities:
   Accounts receivable                                         78           478
   Inventories                                                244        (1,735)
   Prepaid expenses and other current assets                 (333)          403
   Accounts payable and other current liabilities             562          (162)
                                                         --------      --------
Net cash used in operating activities                      (4,788)       (4,713)
                                                         --------      --------
INVESTING ACTIVITIES
Purchase of property and equipment                         (2,916)       (1,700)
Investment in affiliates                                       --        (3,238)
Purchase of securities                                    (21,048)      (23,141)
Sales of securities                                        14,128        13,896
Maturities of securities                                   10,230        16,731
                                                         --------      --------
Net cash provided by investing activities                     394         2,548
                                                         --------      --------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                        606         3,238
Proceeds from issuance of debt                                 --           423
Principal payments on long-term debt and
  capital lease obligations                                  (380)          (38)
                                                         --------      --------
Net cash provided by financing activities                     226         3,623
                                                         --------      --------
Effect of exchange rate changes on cash                      (174)          (21)
                                                         --------      --------
(Decrease) Increase in cash and cash equivalents           (4,342)        1,437

Cash and cash equivalents at beginning of period            5,712           776
                                                         ========      ========
Cash and cash equivalents at end of period               $  1,370      $  2,213
                                                         ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain on securities                            $      1      $    354
                                                         ========      ========
Interest paid                                            $     69      $     16
                                                         ========      ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar Amounts in Thousands - Except Per Share Amounts)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2.    NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options have not been included as their inclusion would be antidilutive; as a result, basic earnings per share is the same as diluted earnings per share.

3.    COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive loss were:

                                     Three months ended       Six months ended
                                         December 31,           December 31,
                                       2000      1999         2000       1999
                                     -------    -------      -------    -------
Net loss                             $(5,737)   $(2,989)     $(8,841)   $(4,915)

Unrealized (loss) gain
  on securities                           (1)       828            1        354
Foreign currency
  translation adjustments               (221)       (28)        (176)       (21)
                                     -------    -------      -------    -------
Total comprehensive loss             $(5,959)   $(2,189)     $(9,016)   $(4,582)
                                     =======    =======      =======    =======

4.    INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

                                               December 31, 2000   June 30, 2000
                                               -----------------   -------------
Raw materials                                       $2,685             $3,032
Work in process                                      1,325              1,427
Finished goods                                       1,715              1,622
                                                    ------             ------
                                                     5,725              6,081
Less: Reserve for obsolescence                         287                399
                                                    ------             ------
                                                    $5,438             $5,682
                                                    ======             ======

5.    PROPERTY, PLANT AND EQUIPMENT

            Major classes of property, plant and equipment consisted of the following:

                                                        December 31,    June 30,
                                                            2000         2000
                                                          -------       -------
Land .............................................        $   123       $   123
Buildings and Leasehold Improvements .............          1,202         1,202
Machinery and Equipment ..........................         35,649        18,638
Furniture and Fixtures ...........................            196           196
Computer Hardware and Software ...................          1,083         1,041
Construction in Progress .........................          5,014        19,149
                                                          -------       -------
                                                           43,265        40,349
Less:  Accumulated Depreciation ..................          9,425         7,564
                                                          -------       -------
                                                          $33,840       $32,785
                                                          =======       =======

6.    COMMITMENTS AND CONTINGENCIES

            The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

            In May 1997, William Boyd, the principal of Aerospace Energy Systems, Inc., and Leland J. Coleman commenced an action against the Company and Loeb Partners Corporation ("Loeb"), an investment firm, in the U.S. District Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty Group, PLC and that the Company tortiously interfered with their contract and business opportunity. The Company maintained that the claim against it, for $25 million, was without merit. After a jury trial in December of 1999, the case was dismissed. Plaintiffs appealed, and on October 19, 2000 the United States Court of Appeals for the Second Circuit affirmed the dismissal. The time to appeal expired January 17, 2001. Accordingly, the judgment of dismissal is final and the Company will incur no liability in this action.

            In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be refiled. The shareholder action was subsequently refiled, asserting substantially the same claims as in the prior pleading. Earlier this year, the Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs have filed a Notice of Appeal to the Third Circuit Court of Appeals, and the parties will be submitting their respective pleadings. The Company believes that the litigation is without merit and will continue to defend it vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

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

Three Months Ended December 31, 2000
                                    Primary    Rechargeable   Technology
                                   Batteries     Batteries     Contracts    Corporate       Total
                                   ----------------------------------------------------------------
Revenues                           $  4,667      $     44      $    579     $     --      $  5,290
Segment contribution                      6        (2,680)           56       (2,089)       (4,707)
Interest income, net                                                             155           155
Equity loss in affiliate                                                      (1,258)       (1,258)
Miscellaneous                                                                     73            73
Income taxes                                                                      --            --
                                                                                          --------
Net loss                                                                                  $ (5,737)
Total assets                       $ 17,884      $ 22,504      $    288     $ 15,556      $ 56,232

Three Months Ended December 31, 1999
                                    Primary    Rechargeable   Technology
                                   Batteries     Batteries     Contracts    Corporate       Total
                                   ----------------------------------------------------------------
Revenues                           $  5,913      $     --      $    764     $     --      $  6,677
Segment contribution                    191        (1,059)          104       (2,269)       (3,033)
Interest income, net                                                             160           160
Equity loss in affiliate                                                         (55)          (55)
Miscellaneous                                                                    (61)          (61)
Income taxes                                                                      --            --
                                                                                          --------
Net loss                                                                                  $ (2,989)
Total assets                       $ 17,238      $ 20,591      $    572     $ 26,898      $ 65,299

Six Months Ended December 31, 2000
                                    Primary    Rechargeable   Technology
                                   Batteries     Batteries     Contracts    Corporate       Total
                                   ----------------------------------------------------------------
Revenues                           $ 10,909      $    164      $  1,068     $     --      $ 12,141
Segment contribution                     17        (3,766)           90       (3,856)       (7,515)
Interest income                                                                  249           249
Equity loss in affiliate                                                      (1,590)       (1,590)
Miscellaneous                                                                     15            15
Income taxes                                                                      --            --
                                                                                          --------
Net loss                                                                                  $ (8,841)
Total assets                       $ 17,884      $ 22,504      $    288     $ 15,556      $ 56,232

Six Months Ended December 31, 1999
                                    Primary    Rechargeable   Technology
                                   Batteries     Batteries     Contracts    Corporate       Total
                                   ----------------------------------------------------------------
Revenues                           $ 11,545      $      2      $  1,355     $     --      $ 12,902
Segment contribution                    479        (2,077)          161       (3,760)       (5,197)
Interest income                                                                  465           465
Equity loss in affiliate                                                        (183)         (183)
Miscellaneous                                                                     --            --
Income taxes                                                                      --            --
                                                                                          --------
Net loss                                                                                  $ (4,915)
Total assets                       $ 17,238      $ 20,591      $    572     $ 26,898      $ 65,299

8.    NEW ACCOUNTING PRONOUNCEMENTS

            As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting requirements for derivative instruments and hedging activities. The Company, on occasion, has used derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in foreign currency exchange rates. As of December 31, 2000, the Company did not have any outstanding derivative financial instruments.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101; the effect of the implementation has not had any impact on the financial position and results of operations.

            In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which provides guidance for issues that have arisen in applying Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which became effective July 1, 2000, applies prospectively to new awards, exchanges or awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. As of December 31, 2000, Interpretation No. 44 has not had any impact on the Company's financial position and results of operations.

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

Results of Operations

Three months ended December 31, 2000 and 1999

      Consolidated revenues were $5,290,000 for the second quarter of fiscal 2001, a decrease of $1,387,000, or 21%, over the comparable quarter in fiscal 2000. Primary battery sales decreased $1,246,000, or 21%, from $5,913,000 last year to $4,667,000 this year. The decrease in primary battery sales was due to an anticipated decrease in 9-volt and BA-5372 battery shipments. The decline in 9-volt shipments resulted from lower demand from 10-year smoke detector customers who had overstocked their distribution channels. The decrease in BA-5372 battery shipments was the result of lower production requirements under a contract from the U.S. Army in contrast to higher order volume under this contract for the same period last year. Additionally, sales for the U.K. battery pack assembly operation declined approximately $350,000 due to a delay of the re-award of a U.K. military contract. These decreases were offset in part by a slight increase in high rate battery shipments and polymer rechargeable battery sales. Technology contract revenues declined $185,000, or 24%, from $764,000 to $579,000 due to the winding down of certain non-renewable government contracts and the timing of expenditures.

      Cost of products sold amounted to $6,989,000 for the three-month period ended December 31, 2000, an increase of $614,000, or 10% over the same three month period a year ago. The gross margin on total revenues for the quarter was a loss of $1,699,000, or 32%, compared to $302,000, or a 5% gross profit in the prior year. The decline in gross margins is largely related to the launch of production of polymer rechargeable batteries in June 2000, which resulted in initial expenditures necessary to start production of the polymer cells, including approximately $400,000 in depreciation for the quarter. Prior to commencing production of polymer cells, certain of these costs, including engineering, were charged to research and development. Additionally, during the second quarter of fiscal 2001, the Company adjusted the sales price of its polymer rechargeable battery designed for the Nokia cellular phone aftermarket to better reflect market conditions. As a result, a charge of approximately $400,000 was recorded to reduce the market value of the inventory. Also impacting margins for the quarter were fewer shipments of primary batteries. However, gross margins on 9-volt batteries improved from a loss of 1% in the first quarter of fiscal 2001 to a 4% gross profit in the second quarter of fiscal 2001. This improvement is directly related to the implementation of lean manufacturing principles, improvements made in process manufacturing, and an increased focus on quality. Gross margin on technology contracts for this period decreased from 10% to 8% in fiscal 2001 when compared to fiscal 2000 due to the winding down of certain non-renewable government contracts and the timing of expenditures.

      Operating expenses were $3,008,000 for the three months ended December 31, 2000, a decrease of $327,000, or 10%, from $3,335,000 in the prior year. Of the Company's operating expenses, research and development expenses decreased $118,000, or 11%, to $948,000 for the second quarter of fiscal 2001. The decline in research and development expenses was primarily due to the launch of polymer rechargeable batteries at the end of fiscal 2000. Certain costs previously charged to research and development are now included in cost of products sold as polymer rechargeable batteries are in production. Additionally, selling, general, and administrative expenses declined $209,000 or 9%. This decrease was mainly due to reduced spending on travel and consulting expenses.

      Equity loss in affiliate was $1,258,000 for the second quarter of fiscal 2001 compared to $55,000 for the comparable period in fiscal 2000. The $1,203,000 increase in the loss was mainly due to a stock distribution to Ultralife Taiwan, Inc. (UTI) employees in November 2000. Accordingly, UTI recorded compensation expense of nearly $2.5 million, and the Company recognized approximately $900,000 equity loss for the transaction. In addition, employees, directors and supervisors of UTI were given the opportunity to purchase UTI shares at a specified price. As a result of the stock issuances, the Company's interest in UTI declined to 41%. The change in net interest income during this period was not significant.

      Net losses were $5,737,000, or $0.51 per share, for the second three months of fiscal 2001 compared to $2,989,000, or $0.28 per share, for the same quarter last year primarily as a result of the reasons described above.

Six months ended December 31, 2000 and 1999

      Consolidated revenues were $12,141,000 for the first six months of fiscal 2001, a decrease of $761,000, or 6%, over the comparable six months in fiscal 2000. Primary battery sales decreased $636,000, or 6%, from $11,545,000 last year to $10,909,000 this year. The decrease in primary battery sales was primarily due to lower shipments of 9-volt and BA-5372 batteries. The decline in 9-volt shipments resulted from lower demand from 10-year smoke detector customers who had overstocked their distribution channels. The decrease in BA-5372 battery shipments was the result of lower production requirements under a contract from the U.S. Army in contrast to higher order volume under this contract for the same period last year. Polymer rechargeable revenues for the six month period were $164,000, a $162,000 increase over the prior year's comparable period due to the commercial launch of the product in June 2000. Technology contract revenues declined $287,000 or 21%, from $1,355,000 to $1,068,000 reflecting the change in the contract mix and the timing of expenditures.

      Cost of products sold amounted to $14,292,000 for the six month period ended December 31, 2000, an increase of $2,111,000, or 17% over the same six month period a year ago. The gross margin on total revenues for the six months ended December 31, 2000, was a loss of $2,151,000, or 18%, down from the $721,000, or 6% gross profit reported for the first six months in the prior year. The decline in gross margins is largely due to the launch of production of polymer rechargeable batteries in June 2000, which resulted in initial expenditures necessary to start production of the polymer cells, including approximately $800,000 in depreciation for the six month period. Prior to commencing production of polymer cells, certain of these costs, including engineering, were charged to research and development. Additionally, during the second quarter of fiscal 2001, the Company adjusted the sales price of its polymer rechargeable battery designed for the Nokia cellular phone aftermarket to better reflect market conditions. As a result, a charge of approximately $400,000 was recorded to reduce the market value of the inventory. Gross margin on primary batteries for the six month period ended December 31 declined from 5% in the prior year to less than 1% in the current fiscal year. This decline is largely due to higher material costs and the decrease in sales for its 9-volt battery. Gross profit on technology contracts decreased $110,000 in fiscal 2001 when compared to fiscal 2000, reflecting a decline in gross margins from 14% in the first half of fiscal 2000 to 8% in the first half of fiscal 2001. The decline in technology contract gross margins is due the winding down of certain non-renewable government contracts and the timing of expenditures.

      Operating expenses were $5,364,000 for the six months ended December 31, 2000, a decrease of $554,000, or 9%, from $5,918,000 in the same six months in the prior year. Of the Company's operating expenses, research and development expenses decreased $650,000, or 30%, to $1,508,000 for the first six months of fiscal 2001. The decline in research and development expenses was primarily due to the commercial launch of polymer rechargeable batteries at the end of fiscal 2000. The costs previously in research and development are included in cost of products sold as polymer rechargeable batteries are in production. That decrease was partially offset by an increase of $96,000, or 3%, in selling, general, and administrative expenses, to $3,856,000 in the first six months of fiscal 2001. This increase in SG&A expenses was mainly due to increased spending on advertising for the polymer rechargeable batteries.

      Net interest income decreased $216,000, or 46%, from $465,000 in the first six months of fiscal 2000 to $249,000 in the first six months of fiscal 2001. The reduction in interest income is principally the result of lower average cash balances and higher interest expense related to outstanding debt.

      Losses associated with the Company's equity ownership interest in its Taiwan venture (UTI) amounted to $1,590,000 for the first six months of fiscal 2001. The $1,407,000 increase in the loss was mainly due to a stock distribution to Ultralife Taiwan, Inc. (UTI) employees in November 2000. Accordingly, UTI recorded compensation expense of nearly $2.5 million, and the Company recognized approximately $900,000 equity loss for the transaction. In addition, employees, directors and supervisors were given the opportunity to purchase UTI shares at a specified price. As a result of the stock issuances, the Company's interest in UTI declined to 41%.

      Net losses were $8,841,000, or $0.80 per share, for the first six months of fiscal 2001 compared to $4,915,000, or $0.45 per share, for the same period last year.

Liquidity and Capital Resources

      At December 31, 2000, cash and cash equivalents and available for sale securities totaled $10,986,000. The Company used $4,788,000 of cash in operating activities during the first six months of fiscal 2001. This usage of cash related primarily to the net loss reported for the period net of depreciation and equity losses in affiliates, offset in part by an increase in accounts payable. Additionally, the Company spent $2,916,000 for capital additions for production equipment and facilities improvements during the first six months of fiscal 2001.

      At December 31, 2000, the Company had long-term debt outstanding including capital lease obligations of $3,120,000 primarily relating to the financing arrangement entered into by the Company at the end of fiscal 2000 described below.

      In June 2000, the Company entered into a $20 million secured credit facility with a lending institution. The financing agreement consists of an initial $12 million term loan component (of which $3,733,000 was outstanding at December 31, 2000) and a revolving credit facility component for an initial $8 million, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). There was no balance outstanding on the revolving credit facility component as of December 31, 2000. While the amount available under the term loan component amortizes over time, the amount of the revolving credit facility component increases by an equal and offsetting amount. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets.

      Additionally, the Company is precluded from paying dividends under the terms of the agreement. On December 22, 2000, the Company and its commercial lender agreed to revise downward the adjusted net worth covenant under the Company's credit facility to better reflect the Company's equity position. The revised covenant requires the Company to maintain adjusted net worth (as defined) of at least $40,000,000. As of December 31, 2000, the Company was in compliance with all covenants.

      The Company's capital resource commitments as of December 31, 2000 consisted principally of capital equipment commitments of approximately $1,539,000. The Company believes its current financial position and cash flows from operations will be adequate to support its financial requirements throughout the next 12 months.

Outlook

      At the present time, the Company expects that consolidated revenues for the third fiscal quarter will be relatively consistent with the second quarter. In the fourth quarter, some revenue growth is anticipated as new business, mainly in military, is realized. Sales of 9-volt batteries in the third quarter are expected to be consistent with this quarter. Long-term growth for this product line has some dependence related to the passage of fire safety legislation, which the Company vigorously supports, in key states. There is some indication that this could start to happen in this calendar year. Gross margins in the third quarter for the 9-volt product line are expected to continue to improve by approximately $200,000 to $300,000 over the second quarter due to continued improvements in the manufacturing process. The recently announced contract to manufacture BA-5368 batteries for the US Armed Forces is expected to generate approximately $300,000 of additional revenues in the third fiscal quarter as production begins. These revenues are expected to continue to increase further in the fourth quarter. Revenues from the high rate and battery pack operations in the UK are expected to be constant in the third quarter compared with the second quarter. However, the Company expects to finalize a few key contracts within the next few months that are likely to boost these sales in the fourth quarter. Finally, the near-term outlook for rechargeable sales is fairly conservative. The Company is continuing to market the cellular phone aftermarket product by adjusting prices and expanding into new channels. The majority of the selling efforts at this time, however, are centered on OEM business opportunities. The Company is not projecting significant revenues in this area in the next couple of quarters because of the inherent product introduction cycles for this business.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

      In May 1997, William Boyd, the principal of Aerospace Energy Systems, Inc., and Leland J. Coleman commenced an action against the Company and Loeb Partners Corporation ("Loeb"), an investment firm, in the U.S. District Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty Group, PLC and that the Company tortiously interfered with their contract and business opportunity. The Company maintained that the claim against it, for $25 million, was without merit. After a jury trial in December of 1999, the case was dismissed. Plaintiffs appealed, and on October 19, 2000 the United States Court of Appeals for the Second Circuit affirmed the dismissal. The time to appeal expired January 17, 2001. Accordingly, the judgment of dismissal is final and the Company will incur no liability in this action.

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be refiled. The shareholder action was subsequently refiled, asserting substantially the same claims as in the prior pleading. Earlier this year, the Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs have filed a Notice of Appeal to the Third Circuit Court of Appeals, and the parties will be submitting their respective pleadings. The Company believes that the litigation is without merit and will continue to defend it vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On December 5, 2000, an Annual Meeting of Shareholders of the Company was held.

      (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all eight nominees for Director with the following votes:

              DIRECTOR                   FOR          AGAINST     ABSTAIN
              --------                   ---          -------     -------
            Joseph C. Abeles          9,752,706       697,599         0
            Joseph N. Barrella        9,754,006       696,299         0
            Patricia C. Barron        9,753,906       696,399         0
            Richard A. Hansen         8,307,406     2,142,899         0
            John D. Kavazanjian       9,754,606       695,699         0
            Arthur M. Lieberman       9,754,606       695,699         0
            Carl H. Rosner            9,571,081       879,224         0
            Ranjit Singh              9,754,606       695,699         0

      (c) At the Annual Meeting, the Shareholders of the Company voted on an Amendment to the Company's Certificate of Incorporation to increase the amount of common shares from 20,000,000 to 40,000,000. The amendment was adopted with the following votes:

            IN FAVOR         AGAINST           ABSTAIN
            --------         -------           -------
            10,208,637       181,098            60,620

      (d) Also at the Annual Meeting, the Shareholders of the Company voted in favor of the adoption of the Company's 2000 Stock Option Plan with the following votes:

            IN FAVOR         AGAINST           ABSTAIN
            --------         -------           -------
            8,214,523       2,193,394           42,388

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.1 Amendment of Certificate of Incorporation of Ultralife Batteries, Inc.
            10.1     Second Amendment to Financing Agreements

      (b)   Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ULTRALIFE BATTERIES, INC.
                                         (Registrant)

Date: February 13, 2001             By: /s/ John D. Kavazanjian
                                        -------------------------------------
                                        John D. Kavazanjian
                                        President and Chief Executive Officer

Date: February 13, 2001             By: /s/ Robert W. Fishback
                                        -------------------------------------
                                        Robert W. Fishback
                                        Vice President - Finance and
                                        Chief Financial Officer