Form 10-Q
period 2001-03-31
ULTRALIFE BATTERIES INC
filed 2001-05-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

          Common stock, $.10 par value - 11,173,466 shares outstanding as of April 30, 2001.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

      Condensed Consolidated Balance Sheets -
        March 31, 2001 and June 30, 2000 ................................   3

      Condensed Consolidated Statements of Operations -
        Three and nine months ended March 31, 2001 and 2000 .............   4

      Condensed Consolidated Statements of Cash Flows -
        Nine months ended March 31, 2001 and 2000 .......................   5

      Notes to Condensed Consolidated Financial Statements ..............   6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................   10

Item 3. Quantitative and Qualitative Disclosures
          About Market Risk .............................................   14

PART II OTHER INFORMATION

Item 1. Legal Proceedings ...............................................   14

Item 6. Exhibits and Reports on Form 8-K ................................   15


SIGNATURES ..............................................................   16

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except per Share Amounts)
--------------------------------------------------------------------------------

                                                          March 31,    June 30,
                                   ASSETS                   2001         2000
                                                            ----         ----
                                                         (unaudited)
Current assets:
  Cash and cash equivalents                               $  1,833    $  5,712
  Available-for-sale securities                              5,250      12,927
  Trade accounts receivable (less allowance
   for doubtful accounts of $256 at
   March 31, 2001 and $268 at June 30, 2000)                 3,455       3,456
Inventories, net                                             5,597       5,682
Prepaid expenses and other current assets                    1,679       1,176
                                                          --------    --------
   Total current assets                                     17,814      28,953
                                                          --------    --------
Property, plant and equipment, net                          32,685      32,785

Other assets:
  Investment in affiliates                                     409       2,339
  Technology license agreements (net of
   accumulated amortization of $1,144 at
   March 31, 2001 and $1,068 at June 30, 2000)                 307         383
                                                          --------    --------
                                                               716       2,722
                                                          --------    --------
Total Assets                                              $ 51,215    $ 64,460
                                                          ========    ========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
   capital lease obligations                              $    989    $  1,087
  Accounts payable                                           3,301       2,886
  Other current liabilities                                  2,221       2,443
                                                          --------    --------
   Total current liabilities                                 6,511       6,416

Long-term liabilities:
  Long-term debt and capital lease obligations               2,829       3,567

Shareholders' equity :
  Preferred stock, par value $0.10 per share,
   authorized 1,000,000 shares;
   none outstanding                                             --          --
Common stock, par value $0.10 per share,
  authorized 40,000,000 shares as of
  March 31, 2001 and 20,000,000 shares
  as of June 30, 2000; issued - 11,487,786
  at March 31, 2001 and 11,410,286
  at June 30, 2000)                                          1,149       1,141
Capital in excess of par value                              99,388      98,790
Accumulated other comprehensive loss                        (1,135)       (689)
Accumulated deficit                                        (57,224)    (44,462)
                                                          --------    --------
                                                            42,178      54,780

Less -- Treasury stock, at cost -- 27,250 shares               303         303
                                                          --------    --------
   Total shareholders' equity                               41,875      54,477
                                                          --------    --------
Total Liabilities and Shareholders' Equity                $ 51,215    $ 64,460
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

                                        Three Months           Nine Months
                                       Ended March 31,        Ended March 31,
                                      2001        2000       2001        2000
                                      ----        ----       ----        ----
Revenues                           $  5,817    $  6,199    $ 17,958    $ 19,101

Cost of products sold                 6,548       7,204      20,840      19,385
                                   --------    --------    --------    --------
Gross margin                           (731)     (1,005)     (2,882)       (284)

Operating expenses:
  Research and development              799       1,384       2,307       3,542
  Selling, general,
   and administrative                 1,979       1,871       5,835       5,631
                                   --------    --------    --------    --------
Total operating expenses              2,778       3,255       8,142       9,173

Operating loss                       (3,509)     (4,260)    (11,024)     (9,457)

Other income (expense):
  Interest income                       126         205         628         692
  Interest expense                     (134)        (11)       (387)        (33)
  Equity loss in affiliate             (340)       (335)     (1,930)       (517)
  Miscellaneous                         (64)      3,196         (49)      3,195
                                   --------    --------    --------    --------
Loss before income taxes             (3,921)     (1,205)    (12,762)     (6,120)
                                   --------    --------    --------    --------

Income taxes                             --          --          --          --
                                   --------    --------    --------    --------
Net loss                           $ (3,921)   $ (1,205)   $(12,762)   $ (6,120)
                                   ========    ========    ========    ========

Net loss per common share          $  (0.35)   $  (0.11)   $  (1.15)   $  (0.56)
                                   ========    ========    ========    ========
Weighted average shares
  outstanding                        11,173      10,953      11,131      10,861
                                   ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                     Nine Months Ended March 31,
                                                       2001              2000
                                                     --------         --------
OPERATING ACTIVITIES
Net loss                                             $(12,762)        $ (6,120)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                           2,794            1,558
Gain on sale of securities                                              (3,147)
Equity loss in affiliate                                1,930              518
Changes in operating assets and liabilities:
  Accounts receivable                                       1              709
  Inventories                                              85             (704)
  Prepaid expenses and other current assets              (503)             969
  Accounts payable and other current liabilities          193           (1,362)
                                                     --------         --------
Net cash used in operating activities                  (8,262)          (7,579)
                                                     --------         --------

INVESTING ACTIVITIES
Purchase of property and equipment, net                (2,934)          (2,109)
Investment in affiliates                                   --           (3,238)
Purchase of securities                                (24,671)         (53,051)
Sales of securities                                    19,652           32,714
Maturities of securities                               12,695           28,095
                                                     --------         --------
Net cash provided by investing activities               4,742            2,411
                                                     --------         --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                    606            5,175
Proceeds from issuance of debt                             --              423
Principal payments on long-term debt and
 capital lease obligations                               (836)             (69)
                                                     --------         --------
Net cash (used in) provided by
 financing activities                                    (230)           5,529
                                                     --------         --------

Effect of exchange rate changes on cash                  (129)            (152)
                                                     --------         --------
(Decrease) Increase in cash and cash equivalents       (3,879)             209

Cash and cash equivalents at beginning of period        5,712              776
                                                     --------         --------
Cash and cash equivalents at end of period           $  1,833         $    985
                                                     ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain on securities                        $      1         $    378
                                                     ========         ========
Interest paid                                        $    357         $     50
                                                     ========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2. NET LOSS PER SHARE

      Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options have not been included as their inclusion would be antidilutive; as a result, basic earnings per share is the same as diluted earnings per share.

3. COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive loss were (in thousands):

                                     Three Months ended     Nine Months ended
                                          March 31,             March 31,
                                      2001        2000       2001        2000
                                   --------    --------    --------    --------
Net loss                           $ (3,921)   $ (1,205)   $(12,762)   $ (6,120)

Unrealized (loss) gain
 on securities                           --        (732)          1        (378)
Foreign currency
  translation adjustments              (271)       (131)       (447)       (152)
                                   --------    --------    --------    --------
Total comprehensive loss           $ (4,192)   $ (2,068)   $(13,208)   $ (6,650)
                                   ========    ========    ========    ========

4. INVENTORIES

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was (in thousands):

                                               March 31, 2001   June 30, 2000
                                               --------------   -------------
Raw materials                                     $  2,595         $  3,032
Work in process                                      1,727            1,427
Finished goods                                       1,721            1,622
                                                  --------         --------
                                                     6,043            6,081
Less: Reserve for obsolescence                         446              399
                                                  --------         --------
                                                  $  5,597         $  5,682
                                                  ========         ========

5. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following (in thousands):

                                                  March 31,        June 30,
                                                    2001             2000
                                                  ---------        --------

Land ........................................     $    123         $    123
Buildings and Leasehold Improvements ........        1,294            1,202
Machinery and Equipment .....................       35,800           18,638
Furniture and Fixtures ......................          196              196
Computer Hardware and Software ..............        1,077            1,041
Construction in Progress ....................        4,477           19,149
                                                  --------         --------
                                                    42,967           40,349
Less:  Accumulated Depreciation .............       10,282            7,564
                                                  --------         --------
                                                  $ 32,685         $ 32,785
                                                  ========         ========

6. OPERATING LEASE

      In March 2001, the Company entered into a sale-leaseback transaction for certain recently purchased manufacturing equipment with a third party. Proceeds of the transaction totaled $1.8 million which equaled the book value of the equipment. The lease is accounted for as an operating lease with quarterly lease payments of $101,000 over the next 20 quarters.

7. COMMITMENTS AND CONTINGENCIES

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

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be refiled. The shareholder action was subsequently refiled, asserting substantially the same claims as in the prior pleading. Earlier this year, the Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs filed a Notice of Appeal to the Third Circuit Court of Appeals, the parties have submitted their briefs, and the matter is scheduled for oral argument the week of May 21, 2001. The Company believes that the litigation is without merit and will continue to defend it vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

      The Company is dependent upon its ability to successfully generate positive cash flow from operations or obtain additional debt or equity financing. The Company believes that there are adequate operational savings and/or funding available to meet their future cash flows requirements; however, there can be no assurances that the Company will be successful in these endeavors.

8. BUSINESS SEGMENT INFORMATION

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

(In Thousands)
Three Months Ended March 31, 2001
---------------------------------

                       Primary   Rechargeable Technology
                      Batteries   Batteries    Contracts  Corporate   Total
                      ---------  ------------ ----------  ---------   -----

Revenues              $ 5,401     $    78         $338    $    --    $ 5,817
Segment
 contribution             272      (1,835)          33     (1,979)    (3,509)
Interest, net                                                  (8)        (8)
Equity loss
 in affiliate                                                (340)      (340)
Miscellaneous                                                 (64)       (64)
Income taxes                                                   --         --
                                                                     -------
Net loss                                                             $(3,921)
Total assets          $18,120     $21,674         $301    $11,120    $51,215

Three Months Ended March 31, 2001
---------------------------------

                       Primary   Rechargeable Technology
                      Batteries   Batteries    Contracts  Corporate   Total
                      ---------  ------------ ----------  ---------   -----

Revenues              $ 5,400     $    23         $776    $    --    $ 6,199
Segment
 contribution            (993)     (1,321)          70     (2,016)    (4,260)
Interest income, net                                          194        194
Equity loss
 in affiliate                                                (335)      (335)
Miscellaneous                                               3,196      3,196
Income taxes                                                   --         --
                                                                     -------
Net loss                                                             $(1,205)
Total assets          $14,626     $21,236         $774    $27,301    $63,937

Nine Months Ended March 31, 2001
--------------------------------

                       Primary   Rechargeable Technology
                      Batteries   Batteries    Contracts  Corporate   Total
                      ---------  ------------ ----------  ---------   -----

Revenues              $16,310     $   242       $1,406    $    --   $ 17,958
Segment
 contribution              72      (5,384)         123     (5,835)   (11,024)
Interest, net                                                 241        241
Equity loss
 in affiliate                                              (1,930)    (1,930)
Miscellaneous                                                 (49)       (49)
Income taxes                                                   --         --
                                                                    --------
Net loss                                                            $(12,762)
Total assets          $18,120     $21,674       $  301    $11,120   $ 51,215

Nine Months Ended March 31, 2001
--------------------------------

                       Primary   Rechargeable Technology
                      Batteries   Batteries    Contracts  Corporate   Total
                      ---------  ------------ ----------  ---------   -----

Revenues              $16,945     $    25       $2,131    $    --    $19,101
Segment
 contribution            (514)     (3,399)         231     (5,775)    (9,457)
Interest income                                               659        659
Equity loss
 in affiliate                                                (517)      (517)
Miscellaneous                                               3,195      3,195
Income taxes                                                   --         --
                                                                     -------
Net loss                                                             $(6,120)
Total assets          $14,626     $21,236       $  774    $27,301    $63,937

9. NEW ACCOUNTING PRONOUNCEMENTS

      As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting requirements for derivative instruments and hedging activities. The Company, on occasion, has used derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in foreign currency exchange rates. As of March 31, 2001, the Company did not have any outstanding derivative financial instruments.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has implemented SAB 101, and the effect of the implementation has not had any impact on the financial position and results of operations.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which provides guidance for issues that have arisen in applying Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which became effective July 1, 2000, applies prospectively to new awards, exchanges or awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. As of March 31, 2001, Interpretation No. 44 has not had any impact on the Company's financial position and results of operations.

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

Results of Operations

Three months ended March 31, 2001 and 2000

      Consolidated revenues were $5,817,000 for the third quarter of fiscal 2001, a decrease of $382,000, or 6%, over the comparable quarter in fiscal 2000. Primary battery sales were constant year over year, consisting of increases in 9-volt and BA-5368 shipments offset by declines in BA-5372 and High Rate sales. Nine-volt revenues increased $330,000, or 9%, over the prior year due to higher shipments to smoke detector customers. BA-5368 sales amounted to $382,000 for the third quarter of fiscal 2001, as the Company made its first shipments under its recently obtained contract with the U.S. Department of Justice. These increases were offset by lower BA-5372 sales of $222,000 due to lower production quantities as stated under a contract with the U.S. Army and reduced shipments of High Rate batteries mainly due to the timing of certain military contracts. These reductions were offset by an increase in rechargeable battery sales of $55,000 as a result of the launch of polymer batteries in June 2000. Technology contract revenues decreased $438,000, or 56%, from $776,000 to $338,000 due to the scheduled reduction of the Advanced Technology Program (ATP) with the U.S. Department of Commerce. Total revenues for the third quarter of 2001 were $527,000, or 10% higher than projected three months ago due to higher 9-volt and BA-5368 shipments.

      Cost of products sold amounted to $6,548,000 for the three-month period ended March 31, 2001, a decrease of $656,000, or 9% over the same three month period a year ago. The gross margin on total revenues for the quarter improved $274,000 from a loss of $1,005,000, or 16% negative gross margin in the prior year, to a $731,000 loss, or 13% negative gross margin. The improvement in gross margin is largely related to improvements in gross margins for 9-volt batteries. In addition, a $1.0 million write-off related to inventory adjustments in fiscal 2000 was offset by the addition of Rechargeable costs as that operation began commercial production in June 2000. Gross margins on 9-volt batteries improved from a gross profit of 4% in the second quarter of fiscal 2001 to a 12% gross profit in the third quarter of fiscal 2001, a $300,000 increase in gross margins. This improvement is directly related to the implementation of lean manufacturing principles, improvements made in process manufacturing, and an increased focus on quality. Additionally, the $1,154,000 negative gross margin on rechargeable batteries includes approximately $500,000 in depreciation. Gross margin on technology contracts remained consistent year over year.

      Operating expenses were $2,778,000 for the three months ended March 31, 2001, a decrease of $477,000, or 15%, from $3,255,000 in the prior year. Of the Company's operating expenses, research and development expenses decreased $585,000, or 42%, to $799,000 for the third quarter of fiscal 2001. The decline in research and development expenses was primarily due to the launch of polymer rechargeable batteries at the end of fiscal 2000. Certain resources previously charged to research and development are now included in cost of products sold as polymer rechargeable batteries are in production. Additionally, selling, general, and administrative expenses increased $108,000 or 6%. This increase was mainly due to sales and advertising expenses for the polymer rechargeable batteries.

      Net interest income declined $202,000 in the third quarter 2001 as compared to 2000 due to the lower average cash balances and higher interest expense related to outstanding debt. Miscellaneous income/expense decreased $3,260,000 from the prior year due to the one-time gain of $3,147,000 on the sale of Intermagnetics General Corporation stock reflected in last year's third quarter. No similar sale of stock occurred in fiscal 2001.

      Net loss was $3,921,000, or $0.35 per share, for the third quarter of fiscal 2001 compared to a loss of $1,205,000, or $0.11 per share, for the same quarter last year primarily as a result of the reasons described above. Excluding the one-time $3,147,000 gain on the sale of securities, last year's comparable net loss was $4,352,000, or $.40 per share.

Nine months ended March 31, 2001 and 2000

      Consolidated revenues were $17,958,000 for the first nine months of fiscal 2001, a decrease of $1,143,000, or 6%, over the comparable nine months in fiscal 2000. Primary battery sales decreased $635,000, or 4%, from $16,945,000 last year to $16,310,000 this year. The decrease in primary battery sales was primarily due to lower shipments of 9-volt and BA-5372 batteries. The decline in 9-volt shipments resulted from lower demand in the second quarter 2001 from 10-year smoke detector customers who had overstocked their distribution channels. The decrease in BA-5372 battery shipments was the result of lower production requirements due to accelerated initial shipments last year under a contract from the U.S. Army. Polymer rechargeable revenues for the nine month period were $242,000, a $217,000 increase over the prior year's comparable period due to the commercial launch of the product in June 2000. Technology contract revenues declined $725,000, or 34%, from $2,131,000 to $1,406,000 reflecting the scheduled reduction of the ATP program with the U.S. Department of Commerce.

      Cost of products sold amounted to $20,840,000 for the nine month period ended March 31, 2001, an increase of $1,455,000, or 8%, over the same nine month period a year ago. The gross margin on total revenues for the nine months ended March 31, 2001, was a loss of $2,882,000, or 16%, compared to a loss of $284,000, or 1% reported for the first nine months in the prior year. The decline in gross margins is due to the launch of commercial production of polymer rechargeable batteries in June 2000, which resulted in initial expenditures necessary to start production of the polymer cells, including approximately $1,600,000 in depreciation for the nine month period. Prior to commencing production of polymer cells, most of these costs, including engineering, were charged to research and development. Gross margin on primary batteries for the nine month period ended March 31 improved from a negative gross margin of 3% in the prior year to a 2% positive gross margin in the current fiscal year. This improvement was largely due to the implementation of lean manufacturing principles, improvements made in process manufacturing, and increased focus on quality. Gross margin on technology contracts for this period decreased from 11% to 9% in fiscal 2001 when compared to fiscal 2000 due to the timing of expenditures.

      Operating expenses were $8,142,000 for the nine months ended March 31, 2001, a decrease of $1,031,000, or 11%, from $9,173,000 in the same nine months in the prior year. Of the Company's operating expenses, research and development expenses decreased $1,235,000, or 35%, to $2,307,000 for the first nine months of fiscal 2001. The decline in research and development expenses was primarily due to the commercial launch of polymer rechargeable batteries at the end of fiscal 2000. Certain costs previously charged to research and development are included in cost of products sold as polymer rechargeable batteries are in production. That decrease was partially offset by an increase of $204,000, or 4%, in selling, general, and administrative expenses, to $5,835,000 in the first nine months of fiscal 2001. This increase in SG&A expenses was mainly attributed to increased sales and advertising expenses for the polymer rechargeable batteries.

      Net interest income decreased $418,000, or 63%, from $659,000 in the first nine months of fiscal 2000 to $241,000 in the first nine months of fiscal 2001. The reduction in interest income is principally the result of lower average cash balances and higher interest expense related to outstanding debt.

      The loss associated with the Company's equity ownership interest in its Taiwan venture (UTI) amounted to $1,930,000 for the first nine months of fiscal 2001 compared with a loss of $517,000 in the previous year. The $1,413,000 increase in the loss was due to higher expenses related to start up operations and a stock distribution to UTI employees in November 2000. UTI recorded compensation expense related to the stock distribution of $2.5 million, and the Company recognized approximately $900,000 equity loss for the transaction representing its share of the total UTI loss. In addition, employees, directors and supervisors were given the opportunity to purchase UTI shares at a specified price. As a result of the stock issuances, the Company's interest in UTI declined to 41%.

      Net losses were $12,762,000, or $1.15 per share, for the first nine months of fiscal 2001 compared to $6,120,000, or $0.56 per share, for the same period last year. Excluding the one-time $3,147,000 gain on the sale of securities, last year's comparable net loss was $9,267,000, or $.85 per share.

Liquidity and Capital Resources

      At March 31, 2001, cash and cash equivalents and available for sale securities totaled $7,083,000. The Company used $8,262,000 of cash in operating activities during the first nine months of fiscal 2001. This use of cash related primarily to the net loss reported for the period net of depreciation and equity losses in affiliates. Decreases in prepaid and other assets were partially offset by an increase in accounts payable and slightly lower inventories. Additionally, the Company spent $2,934,000 for capital additions for production equipment and facilities improvements during the first nine months of fiscal 2001.

      At March 31, 2001, the Company had long-term debt outstanding including capital lease obligations of $2,829,000 primarily relating to the financing arrangement entered into by the Company at the end of fiscal 2000 described below.

      In June 2000, the Company entered into a $20 million secured credit facility with a lending institution. The financing agreement consists of an initial $12 million term loan component (of which $3,467,000 was outstanding at March 31, 2001) and a revolving credit facility component for an initial $8 million, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). There was no balance outstanding on the revolving credit facility component as of March 31, 2001. While the amount available under the term loan component amortizes over time (and is reduced by outstanding letters of credit), the amount of the revolving credit facility component increases by an equal and offsetting amount. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets. The total amount available under the term loan component is reduced by outstanding letters of credit. The Company had $1.9 million outstanding on a letter of credit as of March 31, 2001.

      Additionally, the Company is precluded from paying dividends under the terms of the agreement. On December 22, 2000, the Company and its commercial lender agreed to revise downward the adjusted net worth covenant under the Company's credit facility to better reflect the Company's equity position. The revised covenant requires the Company to maintain adjusted net worth (as defined) of at least $40,000,000. As of March 31, 2001, the Company was in compliance with all covenants.

      The Company's capital resource commitments as of March 31, 2001 consisted principally of capital equipment commitments of approximately $2,147,000. The Company is dependent upon its ability to successfully generate positive cash flow from operations or obtain additional debt or equity financing. The Company believes that there are adequate operational savings and/or funding available to meet their future cash flows requirements; however, there can be no assurances that the Company will be successful in these endeavors.

Outlook

      At the present time, the Company expects that consolidated revenues for the fourth fiscal quarter will be moderately higher than the third quarter. Sales of 9-volt batteries in the fourth quarter are expected to be consistent with this quarter. Revenues from our various cylindrical platforms, including High Rate, BA-5372 and BA-5368 batteries, are expected to increase in the fourth quarter and beyond as production capability and incremental sales opportunities continue to develop. Gross margins in the fourth quarter for the Primary Battery operations are expected to continue to improve by at least an additional $200,000 to $300,000 over the third quarter due to ongoing improvements in the manufacturing process and continuing development of new business. Lastly, the near-term outlook for rechargeable sales is consistent with the third quarter and is fairly conservative. The Company is continuing to market the cellular phone aftermarket product by adjusting prices and expanding into new channels. The majority of the selling efforts at this time, however, are centered on design-in applications with OEMs and helping these companies get their products to market. The Company is not projecting significant revenues in this area until the December 2001 quarter because of the inherent product introduction cycles for this business.

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

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be refiled. The shareholder action was subsequently refiled, asserting substantially the same claims as in the prior pleading. Earlier this year, the Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs filed a Notice of Appeal to the Third Circuit Court of Appeals, the parties have submitted their briefs, and the matter is scheduled for oral argument the week of May 21, 2001. The Company believes that the litigation is without merit and will continue to defend it vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          None

      (b) Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ULTRALIFE BATTERIES, INC.
                                              (Registrant)

Date:    May 14, 2001                By:  /s/John D. Kavazanjian
                                          ------------------------------
                                          John D. Kavazanjian
                                          President and Chief Executive Officer

Date:    May 14, 2001                By:  /s/Robert W. Fishback
                                          ---------------------
                                          Robert W. Fishback
                                          Vice President - Finance and
                                          Chief Financial Officer