Form 10-K
period 2001-06-30
ULTRALIFE BATTERIES INC
filed 2001-09-26
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

Commission file number 0-20852

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

      Title of Class

      Common Stock, par value $0.10 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      On August 31, 2001, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $50,721,983 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on August 31, 2001.

      As of September 14, 2001, the Registrant had 12,263,866 shares of Common Stock outstanding.

                      Documents Incorporated by Reference.

Part III Ultralife Batteries, Inc. Proxy Statement. With the exception of the items of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

                                TABLE OF CONTENTS

           ITEM                                                            PAGE

PART I     1  Business ......................................................3

           2  Properties ...................................................14

           3  Legal Proceedings ............................................14

           4  Submission of Matters to a Vote of
                Securities Holders .........................................15

PART II    5  Market for Registrant's Common Equity and
                Related Shareholder Matters ................................15

           6  Selected Financial Data ......................................17

           7  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..............18

           7a Quantitative and Qualitative Disclosures About
                Market Risks ...............................................26

           8  Financial Statements and Supplementary Data ..................26

           9  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure .....................26

PART III   10 Directors and Executive Officers of the Registrant ...........26

           11 Executive Compensation .......................................27

           12 Security Ownership of Certain Beneficial
                Owners and Management ......................................27

           13 Certain Relationships and Related Transactions ...............27

PART IV    14 Exhibits, Financial Statement Schedules and
                Reports on Form 8-K ........................................27

              Exhibit Index ................................................28

              Signatures ...................................................31

PART I

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fire, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 7.

ITEM 1. BUSINESS

General

      Ultralife Batteries, Inc. (the "Company") develops, manufactures and markets a wide range of standard and customized primary lithium and polymer rechargeable batteries for use in a wide array of applications. The Company believes that its proprietary technologies allow the Company to offer batteries that are ultra-thin, lightweight and generally achieve longer operating time than many competing batteries currently available. To date, the Company has focused on manufacturing a family of lithium primary batteries for consumer, industrial, and military applications which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company has introduced its advanced polymer rechargeable batteries which are based on its proprietary technology for use in portable electronic applications.

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

Primary Batteries

      The Company manufactures and markets a family of lithium-manganese dioxide (Li/MnO2) primary batteries including 9-volt, 3-volt, C, 1 1/4 C and D configurations, thin cell, custom pouch batteries, and magnesium silver-chloride seawater-activated batteries. Some applications of the Company's primary batteries include smoke detectors, home security systems, intensive care monitors and military portable communications devices. The Company's high rate lithium batteries are sold to OEMs primarily for the military and industrial markets for use in a variety of applications including automotive telematics, emergency radio beacons, search and rescue transponders, and other specialty instruments and applications. The Company also manufactures seawater-activated batteries for specialty marine applications. The Company believes that the materials used in, and the chemical reactions inherent to, lithium batteries provide significant advantages over other currently available primary battery technologies which advantages include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles, which provide stable power. Conventional primary batteries, such as alkaline, have sloping voltage profiles, which result in decreasing power outage during discharge. While the price for the Company's lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of the Company's lithium batteries will allow longer operating time and less frequent battery replacements for the Company's targeted applications.

      Revenues for this segment in fiscal year 2001 were $22.1 million and segment contribution was $0.4 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2001 Consolidated Financial Statements and Notes thereto for additional information.

Rechargeable Batteries

      The Company believes that its polymer rechargeable battery technology provides substantial benefits, including the ability to design and produce lightweight cells in a variety of custom sizes, shapes, and thickness (as thin as 0.9 millimeter). As a result of significantly increased efforts to work closely with OEMs to get the Company's rechargeable batteries designed into new products, the Company expects that sales of rechargeable batteries will account for a substantially greater percentage of total revenue in the next few years.

      The global small cell rechargeable batteries market was approximately $5.5 billion in 2000 and is expected to grow to over $6 billion by 2003. The widespread use of a variety of portable consumer electronic products such as notebook computers and cellular telephones has resulted in large and growing markets for rechargeable batteries. These electronic products are placing increasing demands on existing battery technologies to deliver greater amounts of energy through efficiently designed, smaller and lighter batteries. In some cases, current battery capabilities are a major limitation in the development of next generation electronic products. The Company believes that its proprietary technology can provide substantial benefits over other available rechargeable battery systems.

      Revenues for this segment in fiscal year 2001 were $0.4 million and segment contribution was a loss of $7.6 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2001 Consolidated Financial Statements and Notes thereto for additional information.

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

      Revenues for this segment in fiscal year 2001 were $1.7 million and segment contribution was $0.2 million. Revenues in this segment are expected to continue to decline as certain non-renewable government contracts wind down. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2001 Consolidated Financial Statements and Notes thereto for additional information.

Corporate

      The Company allocates revenues, cost of sales, research and development expenses and gains on fires from insurance proceeds across the above business segments. The balance of income and expense, including selling, general and administration expenses, interest income and expense, gains on sale of securities and other net expenses, and its minority interest in Ultralife Taiwan, Inc. are reported in the Corporate segment.

      There were no revenues for this segment in fiscal year 2001 and segment contribution was a loss of $8.0 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2001 Consolidated Financial Statements and Notes thereto for additional information.

History

      The Company was formed in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt lithium-manganese dioxide primary battery. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications, which, once completed, resulted in a battery with improved performance and shelf life. In June 1994, the Company's subsidiary, Ultralife Batteries (UK) Ltd., acquired certain assets of the Dowty Group PLC ("Dowty"). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high rate lithium and seawater-activated batteries and a team of highly skilled scientists with significant lithium battery technology expertise. Ultralife (UK) further expanded its operations through its acquisition of certain assets and technologies of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co. ("Hoppecke") in July 1994. In December 1998, the Company announced a venture with PGT Energy Corporation ("PGT"), together with a group of investors, to produce the Company's polymer rechargeable batteries in Taiwan. During fiscal 2000, the Company provided the venture, Ultralife Taiwan, Inc. ("UTI"), with proprietary technology and other consideration in exchange for approximately a 46% interest in the joint venture. Due to stock grants to certain UTI employees in fiscal 2001, the equity interest was reduced to 41%.

      Since its inception, the Company has concentrated significant resources on research and development activities related to polymer rechargeable batteries. The Company has a segment that produces advanced rechargeable batteries using automated custom-designed equipment. Over the past few years, the Company expanded its product offering of lithium primary and polymer rechargeable batteries.

      As used in this Report, unless otherwise indicated the terms "Company" and "Ultralife" include the Company's wholly-owned subsidiary, Ultralife (UK) Ltd.

Products and Technology

      A battery is an electrochemical apparatus used to store and release energy in the form of electricity. The main components of a conventional battery are the anode, cathode, separator and an electrolyte, which can be either a liquid or a solid. The separator acts as an electrical insulator, preventing electrical contact between the anode and cathode inside the battery. During discharge of the battery, the anode supplies a flow of electrons, known as current, to a load or device outside of the battery. After powering the load, the electron flow reenters the battery at the cathode. As electrons flow from the anode to the device being powered by the battery, ions are released from the cathode, cross through the electrolyte and react at the anode.

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

                   Comparison of Primary Battery Technologies
                   ------------------------------------------

Technology                                  Energy Density                                       Operating
----------                                  --------------          Discharge    Shelf Life     Temperature
                                          Wh/kg         Wh/l         Profile      (years)     Range ((Degree)F)
                                          -----         ----        ---------    ----------   -----------------
9-Volt Configurations:
Carbon-zinc (1)                           22             40          Sloping      1 to 2         23 to 113
Alkaline (1)                              65             143         Sloping      4 to 5         -4 to 130
Ultralife lithium-manganese dioxide (2)   262            406         Flat         up to 10       -40 to 160

High Rate Cylindrical: (3)
Alkaline (1)                              59             160         Sloping      4 to 5         -4 to 130
Lithium-sulfur dioxide (1)(4)             260            430         Flat         10             -40 to 160
Lithium thionyl-chloride (2)(4)           250-300        650-700     Flat         10             -40 to 160
Ultralife lithium-manganese dioxide (2)   228            510         Flat         10             -40 to 160

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

      The Company currently sells its 9-volt battery to Fyrnetics, Inc., Maple Chase, and First Alert(R) for long-life smoke alarms, to Philips Medical Systems, Siemens Medical Systems, Inc., i-STAT Corp. and Orthofix for medical devices, and to ADT and Interactive Technologies, Inc. for security devices. Fyrnetics, Inc. and Maple Chase have introduced long life smoke alarms powered by the Company's 9-volt lithium battery, offered with a limited 10 year warranty. The Company also manufactures its 9-volt lithium battery under private label for Energizer, Sonnenschein Lithium GmbH and Telenot in Germany, as well as Uniline in Sweden. Additionally, the Company sells its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Sears, Radio Shack, Fred Meyer, Inc., TruValue, Chase Pitkin, Ace Hardware, and a number of catalogs.

      The Company believes that its 9-volt lithium battery market has expanded as a result of a state law enacted in Oregon. The Oregon statute required that, as of June 23, 1999, all battery-operated ionization-type smoke alarms sold in that state must include a 10-year battery. Similar legislation was passed by the New York State Senate that would also require all ionization-type smoke alarms operated solely by a battery to include a battery that lasts 10 years. The Company believes that it manufactures the only standard size 9-volt battery warranted to last 10 years when used in smoke alarms. The Company believes that its current manufacturing capacity is adequate to meet customer demand. However, with increased legislative activity, demand could exceed current capacity, and therefore, additional capital equipment would be required to meet these new needs.

      High Rate Lithium Batteries. The Company markets a wide range of high rate primary lithium batteries in various sizes and voltage configurations. The Company currently manufactures a range of high rate lithium cells which are sold and packaged into multi-cell battery packs. The Company believes that its high rate lithium cells, based on its proprietary lithium-manganese dioxide technology, are the most advanced high rate lithium power sources currently available. The Company also markets high rate lithium batteries using cells from other manufacturers in other sizes and voltage configurations in order to offer a more comprehensive line of batteries to its customers.

      The Company markets its line of high rate lithium cells and batteries to the OEM market for industrial, military, automotive telematics and search and rescue applications. Significant industrial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Among the military uses are manpack radios, night vision goggles and thermal imaging equipment. Search and rescue applications include ELT's (Emergency Location Transmitters) for aircraft and EPIRB's (Emergency Position Indicating Radio Beacons) for ships.

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

      BA-5372/BA-5368 Batteries. The Company's BA-5372 battery is a cylindrical 6-volt lithium-manganese dioxide battery which is used for memory back-up in specialized mobile communication equipment. This battery offers a combination of performance features suitable for military applications including high energy density, lightweight, long shelf life and ability to operate in a wide temperature range.

      The Company's BA-5368 battery is a 3-volt cylindrical battery and is used in survival radios to pilots after they have been ejected from or crash-landed their planes. This battery is used by the U.S. military and other military organizations around the world.

      Pouch Cell Lithium Batteries. The Company has developed a pouch cell lithium battery. The pouch cell is a 3-volt, wound, rectangular-shaped, high-rate cell configured for packaging in a compact, lightweight laminated foil pouch. Based on the Company's lithium-manganese dioxide chemistry, the pouch cell, with solid cathode construction, is a non-pressurized, non-toxic system that is considered safer than liquid cathode systems. The pouch technology provides flexibility with a lightweight thin battery having high energy density. The Company's lithium technology provides these batteries with a long shelf life and eliminates voltage delay even after prolonged storage.

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

Sales and Marketing

      The Company sells its current products directly to OEMs in the U.S. and abroad and has contractual arrangements with sales representatives who market the Company's products on a commission basis in particular areas. The Company also distributes its products through domestic and international distributors and retailers that purchase batteries from the Company for resale. The Company employs a staff of sales and marketing personnel in the U.S., England and Germany. See Note 11 of the Consolidated Financial Statements. The Company's sales are generated primarily from customer purchase orders and the Company has traditionally had a number of long-term sales contracts with customers.

Primary Batteries

      The Company has targeted sales of its primary batteries to manufacturers of security and safety equipment, automotive telematics, medical devices, military and specialty instruments. The Company's primary strategy is to develop marketing alliances with OEMs and governmental agencies that utilize its batteries in their products, commit to cooperative research and development or marketing programs, and recommend the Company's products for replacement use in their products. The Company is addressing these markets through direct contact by its sales and technical personnel, use of sales representatives and stocking distributors, manufacturing under private label and promotional activities. The Company's warranty on its products is limited to replacement of the product.

      The Company seeks to capture a significant market share for its products within its initially targeted OEM markets, which the Company believes, if successful, will result in increased product awareness and sales at the end-user or consumer level. The Company is also selling the 9-volt battery to the consumer market through limited retail distribution.

      In fiscal 2001, one customer (Fyrnetics, Inc.) accounted for approximately $3.1 million of sales, which amounted to approximately 13% of total revenues of the Company. The Company believes that the loss of this customer's business would have a material adverse effect on the Company. The Company's relationship with this customer is good. Currently, the Company does not experience significant seasonal trends in primary battery revenues.

      The Company's sales are executed primarily through purchase orders with scheduled deliveries on a weekly or monthly basis. At the end of fiscal 2001, the Company's backlog was not significant.

Rechargeable Batteries

      The Company has initially targeted sales of its advanced polymer rechargeable batteries through OEM suppliers, as well as distributors and resellers focused on its target markets. The Company is currently seeking a number of design wins with OEMs, and believes that its unique design capabilities and product characteristics will drive OEMs to incorporate the Company's batteries into their product offerings, resulting in substantial revenue growth opportunities for the Company. UTI, the Company's Taiwan venture, will be responsible for manufacturing polymer rechargeable batteries for sale in Asia. The Company has not marketed its advanced rechargeable batteries for a sufficient period to determine whether these OEM or consumer sales are seasonal.

      The Company plans to expand its marketing activities as part of its strategic plan to increase sales of its rechargeable batteries including military, computers and communications applications, as well as increase sales of its rechargeable batteries to manufacturers of cellular telephones, wireless headsets, computing devices and electronic portable devices.

Technology Contracts

      Through the Company's engineering and sales and marketing departments, the Company monitors and seeks relevant programs from various government or prime contracting companies to pursue these opportunities and coordinate proposal submissions. The Company anticipates a continued decline in this segment due to the planned reduction of certain non-renewable government contracts.

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

      All of the Company's employees in the U.S. and all the Company's employees involved with the Company's technology in England are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by the Company. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for a period of one year thereafter. There can be no assurance that the Company will be able to enforce these agreements.

      Following are trademarks of the Company; Ultralife, Ultralife Thin Cell, Ultralife Hi Rate, Ultralife Polymer, Ultralife Polymer Cell, Ultralife Polymer Battery, Ultralife Polymer System, New Power Generation.

Manufacturing and Raw Materials

      The Company manufactures its products from raw materials and component parts that it purchases. The Company has obtained ISO 9001 certification for its lithium battery manufacturing operations in both Newark, New York and Abingdon, England.

Primary Batteries

      The Company's Newark facility has the capacity to produce approximately 9,000,000 9-volt batteries per year. The Company believes that its current manufacturing capacity is adequate to meet customer demand. However, with the successful passage of certain legislation, demand could exceed current capacity, which would require the Company to install additional capital equipment to meet these new needs. The Company utilizes lithium foil as well as other metals and chemicals to manufacture its batteries. Although the Company knows of only three suppliers that extrude lithium into foil and provide such foil in the form required by the Company, it does not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities it requires. Certain materials used in the Company's products are available only from a single source or a limited number of sources. Additionally, the Company may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although the Company believes that alternative sources are available to supply materials that could replace materials it uses and that, if necessary, the Company would be able to redesign its products to make use of an alternative product, any interruption in its supply from any supplier that serves currently as the Company's sole source could delay product shipments and adversely affect the Company's financial performance and relationships with its customers. Although the Company has experienced interruptions of product deliveries by sole source suppliers, none of such interruptions has had a material effect on the Company. All other raw materials utilized by the Company are readily available from many sources.

      The manufacturing facility in Abingdon, England was rebuilt following a fire in December 1996. At present, the facility is capable of producing up to 500,000 high-rate lithium cells per year in a single shift. The facility also has research and development laboratories as well as areas for the manufacture of seawater-activated batteries and the fabrication of customized multi-cell battery packs.

Rechargeable Batteries

      The Company's production line for advanced polymer rechargeable batteries consists of automated coating, assembly and packaging equipment capable of high-volume manufacturing. Pursuant to the Company's agreement with the manufacturer of its assembly and packaging line, the manufacturer is prohibited from manufacturing another production line that replicates 20% or more of the components comprising the production line delivered to the Company. The Company further expanded its production capacity in fiscal 2001 by installing additional automated equipment at its Newark, New York facility and has the ability to further expand as necessary. An additional manufacturing capability for rechargeable batteries based on the Company's technology has been established in Taiwan as Ultralife Taiwan, Inc. under a venture established in December 1998. The new facility has been completed and production commenced in the second half of fiscal 2001.

Research and Development

      The Company conducts its research and development in both Newark, New York, and Abingdon, England. During the years ended June 30, 2001, 2000, and 1999, the Company expended approximately $3.4 million, $5.3 million, and $5.9 million, respectively, on research and development. R&D expenses were significantly lower in fiscal 2001 due to the commercial launch and production of its polymer rechargeable battery, as such, certain costs were shifted to cost of sales. The Company currently expects that research and development expenditures will moderate as it seeks to fund part of its research and development effort on a continuing basis from both government and non-government sources.

Rechargeable Batteries

      The Company is primarily directing its research and development efforts toward design optimization of rechargeable batteries and customization to customer specifications. These batteries have a broad range of potential applications in consumer, industrial and military markets including cellular telephones, computing devices and other portable electronic devices.

Pouch Cell Lithium Batteries

      The Company has been conducting research and development of pouch cell lithium batteries, which have a broad range of potential applications in military and industrial markets including radio communications, telematics and medical devices. Included in the research and development activities are design programs for specific cells and batteries to develop a volume manufacturing methodology. The designs will incorporate a lean manufacturing approach to optimize their construction. No assurance can be given that such efforts will be successful or that the products that result will be marketable. In June 2000, the Company announced that it entered into an agreement with the U.S. Army Communications-Electronics Command (CECOM) to complete the development of its primary lithium-manganese dioxide Pouch batteries for manufacture in high volume. Products under this agreement will be produced on a flexible manufacturing line. The development activities required under this agreement are expected to last 24 months. CECOM will fund approximately $2.8 million for engineering efforts. The funding is based on the projected spending by the Company. CECOM considers the Company's pouch technology critical to meeting their future portable power needs in a safe, cost effective manner, and views it as inherently safer than the other lithium technology currently in use.

Technology Contracts

      The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has successfully completed the initial and second phase of a government-sponsored program to develop new configurations of the Company's BA 7590 pouch cell primary battery, which lasts up to twice as long and could replace the current BA 5590 battery. The BA 5590 is the most widely used battery power source for the U.S. Army and NATO communications equipment. The Company was also awarded an additional cost sharing SBIR Phase III contract for the development of the BA 7590 pouch cell primary battery that was substantially completed in fiscal 2000. In 1999, the Company was also awarded the lead share of a three-year $15.3 million cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program
(ATP). The objective of this project is to develop and produce ultra-high energy polymer rechargeable batteries that will significantly outperform existing batteries in a broad range of portable electronic and aerospace applications. As lead contractor, the Company will receive approximately $4.6 million. In fiscal 2001, the Company received $1.6 million, and $.5 million will be received the next fiscal year, the final year of this contract.

Battery Safety; Regulatory Matters; Environmental Considerations

      Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use.

Primary Batteries

      The Company's primary battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. Over the past ten years, the Company has experienced fires that have temporarily interrupted certain manufacturing operations in a specific area of one of its facilities. However, in December 1996, a fire at the Abingdon, England facility caused an interruption in the UK manufacturing operations for a period of 15 months. During the period from December 1996 through January 1999, the Company received insurance proceeds compensating the Company for loss of its plant and machinery, leasehold improvements, inventory and business interruption. The Company believes that it has adequate fire insurance, including business interruption insurance, to protect against fire losses in its facilities.

      Since lithium metal reacts with water and water vapor, certain of the Company's manufacturing processes must be performed in a controlled environment with low relative humidity. Each of the Company's facilities contain dry rooms as well as specialized air drying equipment.

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

Corporate

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $0.2 million. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling was completed in Spring 2001 and the Company is awaiting the final engineering report. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

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

Employees

      As of August 31, 2001, the Company employed 481 persons: 32 in research and development, 387 in production and 62 in sales, administration and management. Of the total, 411 are employed in the U.S. and 70 in England. In addition, U.S. operations uses a temporary agency primarily for entry level production workers, on a regular basis. As of August 31, 2001, the Company was under contract for 16 production workers. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

      The Company occupies under a lease/purchase agreement approximately 250,000 square feet in two facilities located in Newark, New York. The Company leases approximately 30,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. The Company's corporate headquarters are located in the Newark facility. The Company also maintains a sales office in Nutley, New Jersey. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. The Company entered into a lease/purchase agreement with the local county authority in February 1998 with respect to its 110,000 square foot manufacturing facility in Newark, New York which provides more favorable terms and reduces the expense for the lease of the facility. The lease also includes an adjacent building to the Company's manufacturing facility estimated to encompass approximately 140,000 square feet and approximately 65 acres of property. Pursuant to the lease, the Company delivered a down payment in the amount of $0.44 million and paid the local governmental authority annual installments in the amount of $0.05 million through December 2001 decreasing to approximately $0.03 million for the period commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is required to purchase its facility for the purchase price of one dollar.

      The Company leases a facility in Abingdon, England. The term of the lease was recently extended and continues until March 24, 2013. It currently has an annual rent of $0.24 million and is subject to review every five years based on current real estate market conditions. The next review is March 2004.

ITEM 3. LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

      In May 1997, William Boyd, the principal of Aerospace Energy Systems, Inc., and Leland J. Coleman commenced an action against the Company and Loeb Partners Corporation ("Loeb"), an investment firm, in the U.S. District Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty Group, PLC and that the Company tortuously interfered with their contract and business opportunity. The Company maintained that the claim against it, for $25 million, was without merit. After a jury trial in December of 1999, the case was dismissed. Plaintiffs appealed, and on October 19, 2000 the United States Court of Appeals for the Second Circuit affirmed the dismissal. The time to appeal expired January 17, 2001. Accordingly, the judgment of dismissal is final and the Company will incur no liability in this action.

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be refiled. The shareholder action was subsequently refiled, asserting substantially the same claims as in the prior pleading. The Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs filed a Notice of Appeal to the Third Circuit Court of Appeals and the parties submitted their briefs. Subsequently, the parties notified the Court of Appeals that they had reached an agreement in principle to resolve the outstanding appeal and settle the case upon terms and conditions which require submission to the District Court for approval. Upon application of the parties and in order to facilitate the parties' pursuit of settlement, the Court of Appeals issued an Order dated May 18, 2001 adjourning oral argument on the appeal for a period of at least 120 days, and remanded the case to the District Court for further proceedings in connection with the proposed settlement. In the event settlement is not reached, the Company will continue to defend the case vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

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

      The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock during the Company's last two fiscal years:

                                                            Sales Prices
                                                         High           Low
                                                         ----           ---
    Fiscal Year 2001:
    Quarter ended September 30, 2000                    $13.63         $9.81
    Quarter ended December 31, 2000                      10.19          5.13
    Quarter ended March 31, 2001                          9.25          5.56
    Quarter ended June 30, 2001                           5.63          4.88

    Fiscal Year 2000:
    Quarter ended September 30, 1999                    $ 6.13         $4.00
    Quarter ended December 31, 1999                       8.00          3.63
    Quarter ended March 31, 2000                         15.50          7.00
    Quarter ended June 30, 2000                          12.88          7.38

      During the period from July 1, 2001 through September 21, 2001, the high and low closing sales prices of the Company's Common Stock were $6.30 and $4.50, respectively.

Holders

      As of August 31, 2001, there were 170 registered holders of record of the Company's Common Stock. Based upon information from the Company's stock transfer agent, management of the Company believes that there are more than 3,700 beneficial holders of the Company's Common Stock.

      In July 1999, the Company issued 700,000 shares of its Common Stock to Ultralife Taiwan, Inc. (UTI) in exchange for $8.75 million in cash. Subsequently, in September 1999, the Company contributed $8.75 million in cash to the UTI venture. This cash contribution coupled with the contribution of the Company's technology resulted in approximately a 46% ownership interest in UTI. The transaction was done in conjunction with the UTI agreement that was announced by the Company in December 1998. Subsequently, the Company's interest in UTI has been reduced to 41% due to stock issuances to certain UTI employees. See also History in Item 1 of this Annual Report.

      On July 20, 2001, the Company completed a $6.8 million private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

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

ITEM 6.

                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

Statement of Operations Data:

                                                                                       Year Ended June 30,
                                                               --------------------------------------------------------------------
                                                                  2001          2000           1999           1998           1997
                                                                  ----          ----           ----           ----           ----
Revenues                                                       $ 24,163       $ 24,514       $ 21,064       $ 16,391       $ 15,941
Cost of products sold                                            27,696         25,512         19,016         14,522         15,118
                                                               --------       --------       --------       --------       --------

Gross margin                                                     (3,533)          (998)         2,048          1,869            823
                                                               --------       --------       --------       --------       --------

Research and development expenses                                 3,424          5,306          5,925          6,651          3,413
Selling, general and administrative expenses                      8,009          7,385          6,195          5,790          5,218
Loss on China development program                                    --             --             --             --            805
Loss on fires                                                        --             --         (1,288)        (2,697)           (56)
                                                               --------       --------       --------       --------       --------

Total operating and other expenses                               11,433         12,691         10,832          9,744          9,380

Interest income, net                                                166            909          1,456            888          1,352
Equity loss in affiliate                                         (2,338)          (818)           (80)            --             --
Gain on sale of securities                                           --          3,147            348             --             --
Other (expense) income, net                                        (124)           209            (25)           (33)           (41)
                                                               --------       --------       --------       --------       --------

Loss before income taxes                                        (17,262)       (10,242)        (7,085)        (7,020)        (7,246)
Income taxes                                                         --             --             --             --             --
                                                               --------       --------       --------       --------       --------

Net loss                                                       $(17,262)      $(10,242)      $ (7,085)      $ (7,020)      $ (7,246)
                                                               ========       ========       ========       ========       ========
Net loss per share, basic and diluted                          $  (1.55)      $  (0.94)      $  (0.68)      $  (0.84)      $  (0.91)
                                                               ========       ========       ========       ========       ========

Weighted average number
   of shares outstanding                                         11,141         10,904         10,485          8,338          7,923
                                                               ========       ========       ========       ========       ========

Balance Sheet Data:
                                                                                             June 30,
                                                               --------------------------------------------------------------------
                                                                  2001          2000           1999           1998           1997
                                                                  ----          ----           ----           ----           ----

Cash and available-for-sale securities                          $ 3,607        $18,639        $23,556        $35,688        $22,158
Working Capital                                                 $ 6,821        $22,537        $28,435        $37,745        $27,205
Total Assets                                                    $47,203        $64,460        $66,420        $75,827        $51,395
Total long-term debt and capital lease obligations              $ 2,648        $ 3,567        $   215        $   197        $    --
Stockholders' Equity                                            $37,453        $54,477        $60,400        $68,586        $46,763

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 7.

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

General

      Ultralife Batteries, Inc. develops, manufactures and markets a wide range of standard and customized primary lithium and polymer rechargeable batteries for use in a wide array of applications. The Company believes that its proprietary technologies allow the Company to offer batteries that are ultra-thin, lightweight and generally achieve longer operating time than many competing batteries currently available. To date, the Company has focused on manufacturing a family of lithium primary batteries for consumer, industrial, and military applications which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company has introduced its advanced polymer rechargeable batteries which are based on its proprietary technology for use in portable electronic applications.

      The Company has incurred net operating losses primarily as a result of funding research and development activities and, to a lesser extent, manufacturing and general and administrative costs. To date, the Company has devoted a substantial portion of its resources to the research and development of its products and technology, particularly its proprietary polymer rechargeable technology. The Company expects its operating expenses to increase as it continues to expand production activities. The Company's results of operations may vary significantly from quarter to quarter depending upon the number of orders received and the pace of the Company's research and development activities. Currently, the Company does not experience significant seasonal trends in primary battery revenues and does not have enough sales history on the rechargeable batteries to determine if there is seasonality.

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

Results of Operations

Fiscal Year Ended June 30, 2001 Compared With the Fiscal Year Ended June 30,
2000

      Revenues. Total revenues of the Company decreased $351,000 from $24,514,000 for the year ended June 30, 2000 to $24,163,000 for the year ended June 30, 2001. Primary battery sales increased $265,000 from $21,840,000 for the year ended June 30, 2000 to $22,105,000 for the year ended June 30, 2001. The increase in primary battery sales was primarily due to the introduction of new cylindrical products in fiscal 2001 and an increase in 9-volt battery shipments related to higher demand. These increases were offset by a decline in sales from the UK subsidiary due to the delay in renewing a government contract. Rechargeable battery sales increased $345,000 from $25,000 for the year ended June 30, 2000 to $370,000 for the year ended June 30, 2001, mainly as a result of the commercial launch of the Company's polymer batteries in June 2000 and shipments of retail and custom-sized batteries. Technology contract revenues decreased $961,000, from $2,649,000 to $1,688,000 due to the scheduled reduction of certain nonrenewable government contracts. The Company expects revenues from technology contracts to continue to decline in fiscal 2002.

      Cost of Products Sold. Cost of products sold increased $2,184,000 from $25,512,000 for the year ended June 30, 2000 to $27,696,000 for the year ended June 30, 2001. Cost of products sold as a percentage of revenue increased from approximately 104% to 115% for the year ended June 30, 2001. Cost of primary batteries sold decreased $1,990,000 from $23,084,000, or 106% of revenues, for the year ended June 30, 2000 to $21,094,000, or 95% of revenues, for the year ended June 30, 2001. The decrease in cost of primary batteries sold as a percentage of revenues was principally the result of improvements in the manufacturing process due to the implementation of lean manufacturing practices. To date, lean manufacturing practices in the primary battery segment have resulted in the reduction of inventory, quicker manufacturing throughput times and improvements in operating efficiencies throughout the Company. In fiscal 2001, the improvements in gross margins in the primary segment were offset by losses in the rechargeable segment. Rechargeable battery cost of products sold increased $5,040,000 in fiscal 2001 due to the launch of commercial production of polymer rechargeable batteries in June 2000, which resulted in initial expenditures necessary to start production of the polymer cells, including approximately $2,000,000 in additional depreciation for the year, as equipment was placed in service. Prior to commencing production of polymer cells, most of these costs, including engineering, were charged to research and development. Technology contracts cost of sales decreased $866,000, or approximately 36%, from $2,403,000 for the year ended June 30, 2000 to $1,537,000 for the year ended June 30, 2001. Technology contracts cost of sales as a percentage of revenue was consistent year over year.

      Operating and Other Expenses. Operating and other expenses decreased $1,258,000 from $12,691,000 for the year ended June 30, 2000 to $11,433,000 for the year ended June 30, 2001. Operating and other expenses as a percentage of revenue decreased from approximately 52% to 47% for the year ended June 30, 2001. Of the Company's operating and other expenses, research and development expenses decreased $1,882,000, or 36% from $5,306,000 for the year ended June 30, 2000 to $3,424,000 for the year ended June 30, 2001. Research and development expenses decreased due to the commercial launch of polymer rechargeable in June 2000, which shifted costs to cost of sales. Selling, general and administration expenses increased $624,000, approximately 8%, from $7,385,000 for the year ended June 30, 2000 to $8,009,000 for the year ended June 30, 2001. Selling and marketing expenses increased as a result of new sales people added to significantly enhance the Company's overall market coverage.

      Other Income (Expense). Net interest income decreased $743,000 from $909,000 for the year ended June 30, 2000 to $166,000 for the year ended June 30, 2001. The decrease in interest income is the result of lower average balances on cash and investment securities which were used for operations. The equity loss of $2,338,000 in fiscal 2001 and $818,000 in fiscal 2000 resulted from the Company's ownership interest in its venture in Taiwan. The increase in the equity loss includes compensation expense related to a stock distribution to UTI employees totaling $2,500,000. The Company recognized approximately $900,000 equity loss for the transaction representing its share of the total UTI expense. The gain on sale of securities of $3,147,000 in fiscal 2000 resulted from the sale of the Company's investment in Intermagnetics General Corporation common shares. No similar sale of securities occurred in 2001.

      Net Losses. Net losses increased $7,020,000, or approximately 69%, from $10,242,000, or $0.94 per share, for the year ended June 30, 2000 to $17,262,000, or $1.55 per share, for the year ended June 30, 2001, primarily as a result of the reasons described above.

Fiscal Year Ended June 30, 2000 Compared With the Fiscal Year Ended June 30,
1999

      Revenues. Total revenues of the Company increased $3,450,000 from $21,064,000 for the year ended June 30, 1999 to $24,514,000 for the year ended June 30, 2000. Primary battery sales increased $2,281,000 or approximately 12% from $19,559,000 for the year ended June 30, 1999 to $21,840,000 for the year ended June 30, 2000. The increase in primary battery sales was primarily due to an increase in BA-5372 battery shipments. Greater sales of high rate and 9-volt batteries also contributed to the increased revenue. Rechargeable battery sales amounted to $25,000 for the year ended June 30, 2000 Rechargeable battery revenues were $24,000 less than in the prior year due to fewer shipments in fiscal 2000 as compared to fiscal 1999. Technology contract revenues increased $1,193,000, or 82%, from $1,456,000 to $2,649,000 reflecting a full year of the
Company's involvement with one key development program. In April 1999, the Company commenced work on a $15,300,000 cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program (ATP). As lead contractor, the Company will receive approximately $4,600,000 during the three-year program. In fiscal 2000, the Company recorded revenues of $2,235,000 for the ATP program, compared with $267,000 in fiscal 1999.

      Cost of Products Sold. Cost of products sold increased $6,496,000 from $19,016,000 for the year ended June 30, 1999 to $25,512,000 for the year ended June 30, 2000. Cost of products sold as a percentage of revenue increased from approximately 90% to 104% for the year ended June 30, 2000. Cost of primary batteries sold increased $5,273,000 from $17,811,000, or 91% of revenues, for the year ended June 30, 1999 to $23,084,000, or 106% of revenues, for the year ended June 30, 2000. The increase in cost of primary batteries sold as a percentage of revenues was principally the result of costs related to the implementation of lean manufacturing practices and higher material costs in fiscal 2000. Also, receipt of insurance proceeds of $1,547,000 reduced the cost of products sold in fiscal 1999. To date, lean manufacturing practices have resulted in the reduction of inventory, quicker manufacturing throughput times and improvements in operating efficiencies throughout the Company. Technology contracts cost of sales increased $1,245,000, or approximately 108%, from $1,158,000 for the year ended June 30, 1999 to $2,403,000 for the year ended June 30, 2000. Technology contracts cost of sales as a percentage of revenue increased from 80% to 91% for the year ended June 30, 2000, reflecting a change in the mix of contracts.

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

Liquidity and Capital Resources

      As of June 30, 2001, cash equivalents and available for sale securities totaled $3,607,000. During the year ended June 30, 2001, the Company used $10,406,000 of cash in operating activities as compared to $10,532,000 for the year ended June 30, 2000. The change in cash used in operations is the result of the net loss for the year, and an increase in other current assets offset by higher depreciation and amortization expenses, equity losses, increased provisions for inventory obsolescence and higher accounts payable. Months cost of sales in inventory at June 30, 2001 was 2.6 months as compared to 2.8 months at June 30, 2000. In the year ended June 30, 2001, the Company used $4,367,000 to purchase plant, property and equipment. Of this amount, $2,241,000 relates to the acquisition of machinery and equipment for the Company's primary battery operations, $1,382,000 relates to rechargeable battery machinery and equipment and the balance is substantially for facilities upgrades.

      In June 2000, the Company entered into a $20,000,000 secured credit facility with a lending institution. The financing agreement consists of an initial $12,000,000 term loan component (of which approximately $3,333,000 million was outstanding at June 30, 2001) and a revolving credit facility component for an initial $8,000,000, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). There was no balance outstanding on the revolving credit facility component as of June 30, 2001. The amount available under the term loan component amortizes over time. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. The total amount available under the term loan component is reduced by outstanding letters of credit. The Company had $1,900,000 outstanding on a letter of credit as of June 30, 2001 and the Company's additional borrowing capacity as of June 30, 2001 was approximately $6,900,000.

      On June 1, 2001, the Company and its commercial lender agreed to revise downward the adjusted net worth covenant to better reflect the Company's equity position. The revised covenant requires the Company to maintain adjusted net worth (as defined) of at least $35,000,000. As of June 30, 2001, the Company was in compliance with all covenants.

      At June 30, 2001, the Company had a capital lease obligation outstanding of $150,000 for the Company's Newark, New York offices and manufacturing facilities. In addition, the Company had a capital lease on computer equipment, which had an outstanding balance of $212,000 at June 30, 2001.

      As of June 30, 2001, the Company has made commitments to purchase approximately $1,640,000 of production machinery and equipment.

      The Company believes that its present cash position and cash flows from operations will be sufficient to satisfy the Company's estimated cash requirements for at least 12 months. However, this is dependent upon meeting anticipated sales and expense targets.

      On July 20, 2001, the Company completed a $6,800,000 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

Outlook

      Looking ahead for fiscal year 2002, the Company expects to achieve more than a 40% increase in revenues over fiscal year 2001. The Company is projecting growth in virtually all major areas of its business - 9 volt, standard cylindricals, high rate, and rechargeable. The Company expects to take advantage of its ability to customize and develop new products that will continue to enhance growth throughout the year. Management of the Company has set two key financial goals; to reach operating cash breakeven by December 2001, and to attain positive net income by June 2002. There are three factors that will be critical to the Company's success in meeting these goals. First, the rechargeable segment must begin to successfully obtain design wins which will produce significant sales and match those sales with solid manufacturing yields. The Company is very optimistic about the opportunities in rechargeable and believes that it is only a matter of time before the Company starts to see these production orders. Second, the Company must continue to increase revenues from existing products in the primary segment. Again, the Company is confident in its ability to meet this objective. Lastly, the Company must continue to develop new primary battery products, for markets such as military, medical, and automotive telematics. The Company feels very strongly about its new product development efforts and believes it is well positioned for success in these areas. At this time, the Company does not foresee any adverse impacts on demand due to the tragic events occurring in the United States on September 11, 2001.

Risk Factors

Uncertainty of Market Acceptance of Advanced Rechargeable Batteries

      Although the Company has begun volume production of our rechargeable batteries, advanced rechargeable batteries have not yet achieved wide acceptance in the market. The Company cannot assure that a market will ever accept its advanced rechargeable batteries. The introduction of new products is subject to the inherent risks of unforeseen delays and the time necessary to achieve market success for any individual product is uncertain. If volume production and/or market penetration of the Company's advanced rechargeable batteries is delayed for any reason, competitors may introduce emerging technologies or improve existing technologies which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on OEM Relationships and their products for Sale of Advanced Rechargeable Batteries

      The Company will continue to promote market demand for, and awareness of, its advanced rechargeable batteries. The Company will accomplish this partly through the development of relationships with OEMs that manufacture products which require the performance characteristics of advanced rechargeable batteries. The success of any such relationship depends upon the general business condition of the OEM and the Company's ability to produce advanced rechargeable batteries at the quality and cost and within the period required by such OEMs. The failure to develop a sufficient number of relationships with OEMs could have a material adverse effect on its business, financial condition and results of operations.

      A substantial portion of the Company's business will depend upon the success of products sold by OEMs that use its batteries. Therefore, the Company's success is substantially dependent upon the acceptance of the OEMs' products in the marketplace. The Company is subject to many risks beyond its control that influence the success or failure of a particular product manufactured by an OEM, including, competition faced by the OEM in its particular industry; market acceptance of the OEM's product; the engineering, sales, marketing and management capabilities of the OEM; technical challenges unrelated to the Company's technology or products faced by the OEM in developing its products; and, the financial and other resources of the OEM.

Risks Relating to Growth and Expansion

      Rapid growth of the Company's advanced rechargeable battery business or other segments of its business may significantly strain management, operations and technical resources. If the Company is successful in obtaining rapid market growth of its advanced rechargeable batteries, the Company will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. The Company cannot assure, however, that business will rapidly grow or that its efforts to expand manufacturing and quality control activities will be successful or that the Company will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. The Company will also be required to continue to improve its operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on business, financial condition and results of operations.

Competition; Technological Obsolescence

      The primary and rechargeable battery industry is characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to the Company's. The Company is subject to competition from manufacturers of traditional rechargeable batteries, such as nickel-cadmium batteries, from manufacturers of rechargeable batteries of more recent technologies, such as nickel-metal hydride, lithium-ion liquid electrolyte and lithium-ion solid-polymer batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Manufacturers of nickel-cadmium and nickel-metal hydride batteries include Eveready, Sanyo Electric Co. Ltd., Sony Corp., Toshiba Corp., Matsushita Electric Industrial Co., Ltd. and Duracell International, Inc. Manufacturers of lithium-ion liquid electrolyte batteries currently include Saft-Soc des ACC, Sony Corp., Toshiba Corp., Matsushita Electric Industrial Co., Ltd., Sanyo Electric Co. Ltd. and Duracell International, Inc. Valence Technology, Inc., Lithium Technology Corporation, and Yuasa-Exide, Inc. have developed prototype solid-polymer batteries and are constructing commercial-scale manufacturing facilities. The Company also competes with large and small manufacturers of alkaline, carbon-zinc, seawater, high rate and primary batteries as well as other manufacturers of lithium batteries. The Company cannot assure that it will successfully compete with these manufacturers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources. Many companies with substantially greater resources are developing a variety of battery technologies, including liquid electrolyte lithium and solid electrolyte lithium batteries, which are expected to compete with the Company's technology. Other companies undertaking research and development activities of solid-polymer batteries have already developed prototypes and are constructing commercial scale production facilities. If these companies successfully market their batteries before the introduction of the Company's products, there could be a material adverse effect on its business, financial condition and results of operations. The market for the Company's products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although the Company believes that its batteries, particularly the 9-volt and advanced rechargeable batteries, are comprised of state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render the Company's technology and products obsolete or less marketable.

Dependence on Key Personnel

      Because of the specialized, technical nature of the business, the Company is highly dependent on certain members of management, marketing, engineering and technical staff. The loss of these services or these members, could have a material adverse effect on the business, financial condition and results of operations. In addition to developing manufacturing capacity to produce high volumes of our advanced rechargeable batteries, the Company must attract, recruit and retain a sizeable workforce of technically competent employees. The Company's ability to pursue effectively its business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. The Company cannot assure that it will be able to retain or recruit this type of personnel.

Safety Risks; Demands of Environmental and Other Regulatory Compliance

      Components of the Company's batteries contain certain elements that are known to pose safety risks. Primary battery products incorporate lithium metal, which when it reacts with water may cause fires if not handled properly. In addition to a December 1996 fire at the Abingdon, England facility, a fire occurred August 1997 at the Newark, New York facility and fires occurred in July 1994 and September 1995 at the Abingdon, England facility, each of which temporarily interrupted certain manufacturing operations in a specific area of these facilities. Although the Company incorporates safety procedures in research, development and manufacturing processes that are designed to minimize safety risks, the Company cannot assure that more accidents will not occur. Although the Company currently carries insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at the manufacturing facilities or from the use of the products, may result in significant production delays or claims for damages resulting from injuries. These types of losses could have a material adverse effect on the business, financial condition and results of operations.

      National, state and local laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and/or of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at the present or former facilities or at facilities to which it has sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers which could have a material adverse effect on business, financial condition and results of operations. In addition, the U.S. Department of Transportation and certain foreign regulatory agencies that consider lithium to be a hazardous material regulate the transportation of batteries which contain lithium metal. The Company currently ships lithium batteries in accordance with regulations established by the U.S. Department of Transportation. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect the Company or its customers.

      In connection with our purchase/lease of the Newark, New York facility in 1998, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent of the cost of correcting the environmental concern on the Newark property. The Company cannot assure that it will not face claims resulting in substantial liability which would have a material adverse effect on business, financial condition and results of operations in the period in which such claims are resolved.

Limited Sources of Supply

      Certain materials used in products are available only from a single or a limited number of suppliers. Additionally, the Company may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. Although the Company believes that alternative suppliers are available to supply materials that could replace materials currently used and that, if necessary, the Company would be able to redesign its products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on the business, financial condition and results of operations. Although the Company has experienced interruptions of product deliveries by sole source suppliers, these interruptions have not had a material adverse effect on the business, financial condition and results of operations. The Company cannot guarantee that it will not experience a material interruption of product deliveries from sole source suppliers.

Dependence on Proprietary Technologies

      The Company's success depends more on the knowledge, ability, experience and technological expertise of its employees than on the legal protection of patents and other proprietary rights. The Company claims proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. The Company cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technology. The Company protects its proprietary rights in its products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. The Company, however, have had patents issued and patent applications pending in the U.S. and elsewhere. The Company cannot assure (i) that patents will be issued from any pending applications, or that the claims allowed under any patents will be sufficiently broad to protect its technology, (ii) that any patents issued to the Company will not be challenged, invalidated or circumvented, or (iii) as to the degree or adequacy of protection any patents or patent applications may or will afford. If the Company is found to be infringing third party patents, there can be no assurance that it will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipment or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.

Dependence on Technology Transfer Agreements

      The Company's research and development of advanced rechargeable battery technology and products utilizes internally-developed technology, acquired technology and certain patents and related technology licensed by the Company pursuant to non-exclusive, technology transfer agreements. There can be no assurance that competitors will not develop, independently or through the use of similar technology transfer agreements, rechargeable battery technology or products that are substantially equivalent or superior to the technologies and products currently under research and development.

Risks Related to China Joint Venture Program

      In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in Changzhou, China, for the production and distribution in and from China of 2/3A lithium primary batteries. Changzhou Ultra Power Battery Co., Ltd., a company organized in China ("China Battery"), purchased certain technology, equipment, training and consulting services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6.0 million to the Company over the first two years of the agreement, of which approximately $5.6 million has been paid. The Company has been attempting to collect the balance due under this contract. China Battery has indicated that it will not make these payments until certain contractual issues have been resolved. Due to China Battery's questionable willingness to pay, the Company wrote off in fiscal 1997 the entire balance owed as well as its investment aggregating $805,000. Since China Battery has not purchased technology, equipment, training or consulting services to produce batteries other than 2/3 A lithium batteries, the Company does not believe that China Battery has the capacity to become a competitor. The Company does not anticipate that the manufacturing or marketing of 2/3 A lithium batteries will be a substantial portion of its product line in the future. However, in December 1997, China Battery sent a letter demanding reimbursement of an unspecified amount of losses they have incurred plus a refund for certain equipment that was sold to China Battery. The Company has attempted to initiate negotiations to resolve the dispute. However, an agreement has not yet reached. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim which, if successful, would have a material adverse effect on business, financial condition and results of operations. The Company believes that such a claim is without merit.

Ability to Insure Against Losses

      Because certain of the Company's primary batteries are used in a variety of security and safety products and medical devices, it may be exposed to liability claims if such a battery fails to function properly. The Company maintains what it believes to be sufficient liability insurance coverage to protect against potential claims; however, there can be no assurance that the liability insurance will continue to be available, or that any such liability insurance would be sufficient to cover any claim or claims.

Possible Volatility of Stock Price

      Future announcements concerning the Company or its competitors, including technological innovations or commercial products, litigation or public concerns as to the safety or commercial value of one or more of its products, may cause the market price of its Common Stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our Common Stock.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of commercial paper and U.S. corporate bonds. The Company does not currently invest in derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement ("Proxy Statement") to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's 2001 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

1.    Financial Statements

      Attached hereto and filed as part of this report are the financial statements and schedules listed below:

Ultralife Batteries, Inc. and Subsidiary                               Page
----------------------------------------                               ----

Report of Independent Public Accountants,
   Arthur Andersen LLP                                                 F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of June 30,
  2001 and 2000                                                        F-2

Consolidated Statements of Operations for the
  years ended June 30, 2001, 2000 and 1999                             F-3

Consolidated Statements of Changes in
  Shareholders' Equity and Accumulated Other
  Comprehensive Loss for the years ended
  June 30, 2001, 2000 and 1999                                         F-4

Consolidated Statements of Cash Flows for the
  years ended June 30, 2001, 2000 and 1999                             F-5

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

(b)   Reports on Form 8-K

      None.

(c)   Exhibits. The following Exhibits are filed as a part of this Report:

     Exhibit
     Index     Description of Document                           Incorporated By Reference to:

     3.1a      Restated Certificate of Incorporation             Exhibit 3.1 of Registration Statement, File
                                                                 No. 33-54470 (the "1992 Registration
                                                                 Statement")

     3.1b      Amendment to Certificate of                       Exhibit 3.1 of the Form 10-Q for the fiscal
               Incorporation of Ultralife Batteries,             quarter ended December 31, 2000, File No.
               Inc.                                              0-20852 ("the 2000 10-Q")

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

     10.5      Employment Agreement between the                  Exhibit 10.5 of the 1992 Registration
               Registrant, Bruce Jagid and Martin G.             Statement
               Rosansky

     10.6      1991 Stock Option Plan                            Exhibit 10.6 of the 1992 Registration
                                                                 Statement

     10.7      1992 Stock Option Plan, as amended                Exhibit 10.7 of the 1992 Registration
                                                                 Statement

     10.8      Representative's Warrant exercisable              Exhibit 10.8 of the 1992 Registration
               for purchase of Common Stock                      Statement

     10.9      Stock Option Agreement under the                  Exhibit 10.9 of the Form 10-Q for the
               Company's Stock Option Plan                       fiscal quarter ended December 31, 1993,
                                                                 File No. 0-20852 (the "1993 10-Q")

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

     10.18     Sale of Business Agreement, by and                Exhibit 10.18 of the Company's Current
               between Dowty Group PLC and Ultralife             Report on Form 8-K dated June 10, 1994,
               (UK)                                              File No. 0-20852

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

     10.25     Ultralife Batteries, Inc. Chief                   Exhibit 10.25 of the 1996 10-K
               Executive Officer's Stock Option Plan

     10.26     Agreement with Mitsubishi Electronics             Exhibit 10.26 of the Company's Report on
               America, Inc. relating to sample                  Form 10-K for the year ended June 30, 1998
               batteries for lap-top computer use                (the "1998 10-K")

     10.27     Purchase orders from Mitsubishi                   Exhibit 10.27 of the 1998 10-K
               Electronics America, Inc.

     10.28     Lease agreement between Wayne County              Exhibit 10.1 of Registration Statement,
               Industrial Development Agency and the             File No. 333-47087
               Company, dated as of February 1, 1998

     10.29     Joint Venture Agreement for Ultralife             Exhibit 10.29 of the Company's Report on
               Taiwan, Inc. dated October 10, 1998               Form 10-K for the year ended June 30, 1999
                                                                 (the "1999 10-K")

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

     10.31     Technology Transfer Agreement dated               Exhibit 10.31 of the 1999 10-K
               December 4, 1998 between UBI and PGT

     10.32     Sales Agreement dated                             Exhibit 10.32 of the 1999 10-K
               December 4, 1998 between UBI and PGT

     10.33     Loan and Security Agreement dated June            Exhibit 10.33 of the 2000 10-K
               15, 2000 between Congress Financial
               Corporation (New England) and
               Ultralife Batteries, Inc.

     10.34     Term Promissory Note dated June 15,               Exhibit 10.34 of the 2000 10-K
               2000 between Congress Financial
               Corporation (New England) and
               Ultralife Batteries, Inc.

     10.35     Term Promissory Note dated June 15,               Exhibit 10.35 of the 2000 10-K
               2000 between Congress Financial
               Corporation (New England) and
               Ultralife Batteries (UK), Ltd.

     10.36     Employment Agreement between the                  Exhibit 10.36 of the 2000 10-K
               Registrant and John D. Kavazanjian

     10.37     Second Amendment to Financing Agreement           Exhibit 10.1 of the 2000 10-Q

     10.38     Third Amendment to Financing Agreement            Filed herewith

     10.39     Ultralife Batteries, Inc. 2000 Stock              Exhibit 99.1 of the Company's Registration
               Option Plan                                       Statement on Form S-8 filed on May 15,
                                                                 2001, File No. 333-60984.

     10.40     Employment Agreement between the                  Filed herewith
               Registrant and Eric R.Dix

     10.41     Lease Agreement between Winthrop                  Filed herewith
               Resources and the Registrant

     23.1      Consent of Arthur Andersen LLP                    Filed herewith

(d) Financial Statement Schedules.

      The following financial statement schedules of the Registrant are filed herewith: None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ULTRALIFE BATTERIES, INC.

Date: September 25, 2001                  By: /s/ John D. Kavazanjian
                                              ----------------------------------
                                              John D. Kavazanjian
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 25, 2001                      /s/ John D. Kavazanjian
                                              ----------------------------------
                                              John D. Kavazanjian
                                              President, Chief Executive Officer
                                              and Director

Date: September 25, 2001                      /s/ Robert W. Fishback
                                              ----------------------------------
                                              Robert W. Fishback
                                              Vice President - Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date: September 25, 2001                      /s/ Joseph C. Abeles
                                              ----------------------------------
                                              Joseph C. Abeles (Director)

Date: September 25, 2001                      /s/ Joseph N. Barrella
                                              ----------------------------------
                                              Joseph N. Barrella (Director)

Date: September 25, 2001                      /s/ Patricia C. Barron
                                              ----------------------------------
                                              Patricia C. Barron (Director)

Date: September 25, 2001                      /s/ Daniel W. Christman
                                              ----------------------------------
                                              Daniel W. Christman (Director)

Date: September 25, 2001                      /s/ Arthur M. Lieberman
                                              ----------------------------------
                                              Arthur M. Lieberman (Director)

Date: September 25, 2001                      /s/ Carl H. Rosner
                                              ----------------------------------
                                              Carl H. Rosner (Director)

Date: September 25, 2001                      /s/ Ranjit Singh
                                              ----------------------------------
                                              Ranjit Singh (Director)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ultralife Batteries, Inc.:

We have audited the accompanying consolidated balance sheets of Ultralife Batteries, Inc. (a Delaware corporation) and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and accumulated other comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ARTHUR ANDERSEN LLP


Rochester, New York
August 16, 2001

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                              June 30,
                                               ASSETS                                    2001         2000
                                                                                         ----         ----
Current assets:
   Cash and cash equivalents                                                           $    494     $  5,712
   Available-for-sale securities                                                          3,113       12,927
   Trade accounts receivable (less allowance for doubtful accounts
      of $262 and $268 at June 30, 2001 and 2000, respectively)                           3,379        3,456
   Other receivables                                                                        736           --
   Inventories                                                                            5,289        5,682
   Prepaid expenses and other current assets                                                912        1,176
                                                                                       --------     --------
       Total current assets                                                              13,923       28,953

Property, plant and equipment                                                            32,997       32,785

Other assets:
  Investment in affiliates                                                                   --        2,339
  Technology license agreements (net of accumulated
      amortization of $1,168 and $1,068 at June 30, 2001 and 2000,
      respectively)                                                                         283          383
                                                                                       --------     --------
                                                                                            283        2,722
                                                                                       --------     --------

Total Assets                                                                           $ 47,203     $ 64,460
                                                                                       ========     ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and capital lease obligations                     $  1,065     $  1,087
   Accounts payable                                                                       3,755        2,886
   Accrued compensation                                                                     427          338
   Other current liabilities                                                              1,855        2,105
                                                                                       --------     --------
       Total current liabilities                                                          7,102        6,416

Long-term liabilities:
   Long-term debt and capital lease obligations                                           2,648        3,567

Commitments and contingencies (Note 6)

Shareholders' Equity:
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                       --           --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares;
      issued - 11,488,186 and 11,410,286 at June 30, 2001 and 2000, respectively          1,149        1,141
   Capital in excess of par value                                                        99,389       98,790
   Accumulated other comprehensive income (loss)                                         (1,058)        (689)
   Accumulated deficit                                                                  (61,724)     (44,462)
                                                                                       --------     --------
                                                                                         37,756       54,780

   Less -- Treasury stock, at cost -- 27,250 shares                                         303          303
                                                                                       --------     --------
        Total shareholders' Equity                                                       37,453       54,477
                                                                                       --------     --------
Total Liabilities and Shareholders' Equity                                             $ 47,203     $ 64,460
                                                                                       ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                               Year ended June 30,
                                                                       2001            2000           1999
                                                                       ----            ----           ----
Revenues                                                             $ 24,163       $ 24,514       $ 21,064
Cost of products sold                                                  27,696         25,512         19,016
                                                                     --------       --------       --------

Gross margin                                                           (3,533)          (998)         2,048

Operating and other expenses (income):
  Research and development                                              3,424          5,306          5,925
  Selling, general, and administrative                                  8,009          7,385          6,195
  Gain on fires                                                            --             --         (1,288)
                                                                     --------       --------       --------
Total operating and other expenses, net                                11,433         12,691         10,832

Operating loss                                                        (14,966)       (13,689)        (8,784)

Other income (expense):
  Interest income                                                         702            958          1,456
  Interest expense                                                       (536)           (49)          --
  Equity loss in affiliate                                             (2,338)          (818)           (80)
  Gain on sale of securities                                               --          3,147            348
  Miscellaneous (expense) income                                         (124)           209            (25)
                                                                     --------       --------       --------
Loss before income taxes                                              (17,262)       (10,242)        (7,085)

Income taxes                                                               --             --             --
                                                                     --------       --------       --------

Net loss                                                             $(17,262)      $(10,242)      $ (7,085)
                                                                     ========       ========       ========

Net loss per share, basic and diluted                                $  (1.55)      $  (0.94)      $  (0.68)
                                                                     ========       ========       ========

Weighted average number of shares outstanding,
  basic and diluted                                                    11,141         10,904         10,485
                                                                     ========       ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                                            Accumulated Other
                                                                                                        Comprehensive Income (Loss)
                                                                                                      ------------------------------
(Dollars in Thousands)                                                                                  Foreign
                                                              Common Stock            Capital in        Currency        Unrealized
                                                     ----------------------------     excess of       Translation      Net Gain on
                                                     Number of Shares      Amount      Par Value       Adjustment       Securities
Balance as of June 30, 1998                             10,512,386        $ 1,051      $ 93,605         $   358          $ 1,010

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                             (459)
      Unrealized net loss on securities                                                                                     (642)

         Other comprehensive loss

Comprehensive loss

                                                     -------------------------------------------------------------------------------
Balance as of June 30, 1999                             10,512,386        $ 1,051      $ 93,605         $  (101)         $   368
                                                     -------------------------------------------------------------------------------

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                             (590)
      Unrealized net loss on securities                                                                                     (366)

         Other comprehensive loss

Comprehensive loss

Shares issued to affiliate                                 700,000             70         3,168
Shares issued under stock option plans and
  other stock options                                      197,900             20         2,017

                                                     -------------------------------------------------------------------------------
Balance as of June 30, 2000                             11,410,286        $ 1,141      $ 98,790         $  (691)         $     2
                                                     -------------------------------------------------------------------------------

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                             (368)
      Unrealized net loss on securities                                                                                       (1)

         Other comprehensive loss

Comprehensive loss

Shares issued under stock option plans and
  other stock options                                       77,900              8           599

                                                     -------------------------------------------------------------------------------
Balance as of June 30, 2001                             11,488,186        $ 1,149      $ 99,389         $(1,059)         $     1
                                                     -------------------------------------------------------------------------------


                                                         Accumulated       Treasury
                                                           Deficit           Stock        Total

Balance as of June 30, 1998                              $ (27,135)        $ (303)      $ 68,586

Comprehensive loss:
    Net loss                                                (7,085)                       (7,085)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                              (459)
      Unrealized net loss on securities                                                     (642)
                                                                                        --------
         Other comprehensive loss                                                         (1,101)
                                                                                        --------
Comprehensive loss
                                                                                          (8,186)
                                                     -------------------------------------------
Balance as of June 30, 1999                              $ (34,220)        $ (303)      $ 60,400
                                                     -------------------------------------------

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:                  (10,242)                      (10,242)
      Foreign currency translation adjustments                                              (590)
      Unrealized net loss on securities                                                     (366)
                                                                                        --------
         Other comprehensive loss                                                           (956)
                                                                                        --------
Comprehensive loss                                                                       (11,198)
                                                                                        --------
Shares issued to affiliate                                                                 3,238
Shares issued under stock option plans and
  other stock options                                                                      2,037

                                                     -------------------------------------------
Balance as of June 30, 2000                              $ (44,462)        $ (303)      $ 54,477
                                                     -------------------------------------------

Comprehensive loss:
    Net loss                                               (17,262)                      (17,262)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                              (368)
      Unrealized net loss on securities                                                       (1)
                                                                                        --------
         Other comprehensive loss                                                           (369)
                                                                                        --------
Comprehensive loss                                                                       (17,631)
                                                                                        --------
Shares issued under stock option plans and
  other stock options                                                                        607

                                                     -------------------------------------------
Balance as of June 30, 2001                              $ (61,724)        $ (303)      $ 37,453
                                                     -------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                      Year Ended June 30,
                                                                            2001              2000               1999
                                                                          ---------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $(17,262)         $(10,242)         $ (7,085)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                                3,811             2,038             2,205
Gain on sale of securities                                                      --            (3,147)             (348)
Equity loss in affiliate                                                     2,338               818                80
Provision for loss on accounts receivable                                       (6)               42               271
Provision for inventory obsolescence                                            12               410                68
Changes in operating assets and liabilities:
  Accounts receivable                                                           83                56              (779)
  Inventories                                                                  381            (1,074)           (1,175)
  Prepaid expenses and other current assets                                    265               936                32
  Accounts payable and other current liabilities                               708              (369)           (1,296)
                                                                          --------          --------          --------
Net cash used in operating activities                                       (9,670)          (10,532)           (8,027)
                                                                          --------          --------          --------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (4,367)           (2,946)           (3,427)
Investment in affiliates                                                        --            (3,237)               --
Purchase of securities                                                     (26,794)          (70,934)          (94,417)
Sales of securities                                                         22,905            46,064            75,130
Maturities of securities                                                    13,702            37,504            31,029
                                                                          --------          --------          --------
Net cash provided by investing activities                                    5,446             6,451             8,315
                                                                          --------          --------          --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                         607             5,275                --
Proceeds from issuance of debt                                                  --             4,423               115
Principal payments under long-term debt and capital leases                    (941)              (91)              (40)
                                                                          --------          --------          --------
Net cash (used in) provided by financing activities                           (334)            9,607                75
                                                                          --------          --------          --------

Effect of exchange rate changes on cash                                         76              (590)             (459)
                                                                          --------          --------          --------

Change in cash and cash equivalents                                         (4,482)            4,936               (96)
                                                                          --------          --------          --------

Cash and cash equivalents at beginning of period                             5,712               776               872
                                                                          --------          --------          --------
Cash and cash equivalents at end of period                                $  1,230          $  5,712          $    776
                                                                          ========          ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                    $    538          $     42          $     40
Cash paid for taxes                                                       $     --          $     --          $     --

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies

a. Description of Business

      Ultralife Batteries, Inc. (the "Company") develops, manufactures, and markets a wide range of standard and customized primary lithium and polymer rechargeable batteries. The Company's primary manufacturing and research and development (R&D) facility is in Newark, New York. The Company also maintains a production and R&D facility in Abingdon, England.

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

c. Management's Use of Judgment and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

g. Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Estimated useful lives are as follows:

       Buildings                                                20 years
       Machinery and Equipment                              5 - 10 years
       Furniture and Fixtures                                3 - 7 years
       Computer Hardware and Software                        3 - 5 years
       Leasehold Improvements                                Lease term

      Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When sold, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense).

h. Impairment of Long-Lived Assets

      In the event that facts and circumstances indicate that the carrying amount of a long-lived asset may be impaired, an evaluation of recoverability would be performed. If an impairment is determined to exist, a loss is recognized to the extent the carrying value of the asset is in excess of its fair value. The Company did not record any impairments of long-lived assets in 2001, 2000 or 1999.

i. Technology License Agreements

      Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired two technology license agreements for an initial payment of $1,000 in May 1994 and $100 in September 1997. Royalties are payable at a rate of 8% and an initial rate of 4%, respectively, of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company. The royalties can be reduced under certain circumstances based on the terms of these agreements. The agreements are amortized using the straight-line method over 3 to 10 years. During 1998, in connection with the settlement of a lawsuit, the Company acquired an additional technology license agreement for $350, which expired in May 1999.

      Amortization expense was $100, $100, and $407 in 2001, 2000, and 1999, respectively.

j. Translation of Foreign Currency

      The financial statements of the Company's foreign affiliates are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Exchange gains or losses included in net loss for the years ended June 30, 2001, 2000 and 1999 were not significant.

k. Revenue Recognition

Battery Sales

      Revenues from the sale of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

Technology Contracts

      The Company recognizes revenue using the percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". This guidance summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This staff bulletin had no significant impact on the Company's revenue recognition policy or results of operations.

l. Research and Development

      Research and development expenditures are charged to operations as incurred.

m. Environmental Costs

      Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

n. Income Taxes

      The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse. The Company recorded no income tax benefit relating to the net operating loss generated during the year ended June 30, 2001, 2000 and 1999, as such the loss was offset by a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

o. Concentration of Credit Risk

      The Company had battery sales to a single customer amounting to $3,055, or 13% of total revenues in 2001; $2,937, or 12% of total revenues in 2000; and $4,192, or 20% of total revenues in 1999. The Company generally does not distribute its products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. The Company does not normally obtain collateral on trade accounts receivable.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

p. Fair Value of Financial Instruments

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at June 30, 2001, 2000 and 1999. Fair values have been determined through information obtained from market sources.

q. Earnings per Share

      The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities calculated using the treasury stock method, if any. No dilution for common share equivalents is included in fiscal 2001, 2000 and 1999 as the effects would be antidilutive. For all years reported, diluted earnings per share were the equivalent of basic earnings per share due to the net loss. There were 2,278,800, 2,202,380 and 1,733,960 outstanding stock options and warrants as of June 30, 2001, 2000 and 1999, respectively, that were not included in EPS for those periods as the effect would be antidilutive. See Note 7.

r. Stock-Based Compensation

      The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price.

      In March 2000, the FASB issued Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation", which clarifies the application of APB Opinion No. 25 for certain issues. The interpretation was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN No. 44 had no significant impact on the Company's financial statements.

s. Segment Reporting

      The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has four operating segments. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units which comprise unique products and services across geographic locations.

t. Other Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended in June 1999 by SFAS No. 137, which required the Company to adopt SFAS No. 133 no later than the first quarter of fiscal 2001. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values are either to be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 1-Summary of Operations and Significant Accounting Policies (cont'd)

recognized in earnings. The ineffective portion of a hedging derivative's change in fair value are immediately recognized in earnings.

      As of July 1, 1999, the Company adopted SFAS No. 133. The Company, on occasion, has used derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in foreign currency exchange rates. As of June 30, 2001, the Company did not have any outstanding derivative financial instruments.

Note 2-Investments

      The following is a summary of available-for-sale securities:

June 30, 2001                                          Unrealized    Estimated
-------------                                Cost         Gain       Fair Value
                                            -----------------------------------
Commercial Paper and other ..............   $  613       $   --      $   613
U.S. corporate bonds ....................    2,499       $    1        2,500
                                            ------       ------      -------
                                            $3,112       $    1      $ 3,113
                                            ======       ======      =======

June 30, 2000                                          Unrealized    Estimated
-------------                                Cost         Gain       Fair Value
                                            -----------------------------------
Commercial Paper and other ..............  $ 9,427       $   --      $ 9,427
U.S. corporate bonds ....................    3,496           --        3,496
                                            ------       ------       ------
Total debt securities ...................   12,923           --       12,923
Intermagnetics General Corporation
  Equity Securities .....................        2            2            4
                                           -------       ------      -------
                                           $12,925       $    2      $12,927
                                           =======       ======      =======

      The Company has instructed its investment fund managers to invest in conservative, investment grade securities with average maturities of less than three years. In fiscal 2000 and 1999, the Company realized gains on sales of securities of $3,147 and $348, respectively, relating to the sale of portions of the Company's investment in Intermagnetics General Corporation.

      Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties or the Company may sell the securities to meet their ongoing and potential future cash needs.

      The following is a summary of the Company's investment periods:

                                                June 30,
                                                --------
     At Cost:                               2001         2000
                                           -------------------
     Less than one year                    $1,112      $10,429
     More than one year                     2,000        2,496
                                           ------      -------
        Total                              $3,112      $12,925
                                           ======      =======

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 3-Supplemental Balance Sheet Information

The composition of inventories was:
                                                                    June 30,
                                                                    --------
                                                               2001         2000
                                                               ----         ----

Raw materials ............................................    $ 2,595    $ 3,032
Work in process ..........................................      1,233      1,427
Finished products ........................................      1,872      1,622
                                                              -------    -------
                                                                5,700      6,081
Less: Reserve for obsolescence ...........................        411        399
                                                              -------    -------
                                                              $ 5,289    $ 5,682
                                                              =======    =======

The composition of property, plant and equipment was:

Land .....................................................    $   123    $   123
Buildings and Leasehold Improvements .....................      1,608      1,202
Machinery and Equipment ..................................     37,891     18,638
Furniture and Fixtures ...................................        291        196
Computer Hardware and Software ...........................      1,375      1,041
Construction in Progress .................................      2,984     19,149
                                                              -------    -------
                                                               44,272     40,349
Less:  Accumulated Depreciation ..........................     11,275      7,564
                                                              -------    -------
                                                              $32,997    $32,785
                                                              =======    =======

      In July 2000, $16,500 of amounts in Construction in Progress were completed and placed in service. As a result, those assets were transferred to their respective property and equipment component.

Note 4-Operating Leases

      The Company leases various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $500, $333 and $379 for the years ended June 30, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 2001 are as follows: 2002 - $740, 2003 - $689, 2004 - $681, 2005
- $664, and thereafter - $1,802. The above amounts do not include contingent or additional rent.

      In March 2001, the Company entered into a $2,000 lease for certain new manufacturing equipment with a third party. A portion of the lease covered assets purchased by the company within six months of commencing the lease, and, therefore was accounted for as a sale and leaseback transaction. Proceeds of the sale and leaseback transaction totaled $1,800 which equaled the book value of the equipment. The lease is accounted for as an operating lease with quarterly lease payments of approximately $115 over the next 5 years.

Note 5-Long-term Debt and Capital Leases

Credit Facility

      In June 2000, the Company entered into a $20,000 secured credit facility with a lending institution. The financing agreement consists of an initial $12,000 term loan component (of which $3,333 was outstanding at June 30, 2001) and a revolving credit facility component for an initial $8,000, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). There was no balance outstanding on the revolving credit facility component as of June 30, 2001. The amount available under the term loan

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 5-Long-term Debt and Capital Leases (cont'd)

component amortizes over time. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. At June 30, 2001, the rate was 6.56%. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. The total amount available under the term loan component is reduced by outstanding letters of credit. The Company had $1,900,000 outstanding on a letter of credit as of June 30, 2001 and the Company's additional borrowing capacity as of June 30, 2001 was approximately $6,900,000. The Company is required to maintain specified tangible net worth levels throughout the agreement. At June 30, 2001, the Company is in compliance with this restriction.

      Debt issue costs amounting to $198 were incurred in connection with the initiation of the term of the agreement and are being amortized over the life of the agreement.

New York Power Authority

      In May 1999, the Company borrowed approximately $150 from New York Power Authority (NYPA) that was used toward the construction of a solvent recovery system. The annual interest rate on the loan is 6%. The loan is being repaid in 24 equal monthly payments and expired in July 2001.

Capital Leases

      The Company has two capital leases. The first is a capital lease commitment for the Newark, New York facility which provides for payments of $50 per year through December 2001 and $28 per year from December 2002 through 2007. Remaining interest on the lease approximates $68. At the end of this lease term, the Company is required to purchase the facility for one dollar. The second capital lease is for computer equipment. The lease expires in 2003 and requires monthly payments of approximately $13.

Payment Schedule

      Principal payments under the current amount outstanding of the long term debt and capital leases is as follows:

                        CREDIT
                        FACILITY     NYPA       CAPITAL LEASES        TOTAL
                                             --------------------
                                             Building   Equipment

          Fiscal 2002    $  867       $18       $ 33        $147    $1,065
                 2003       800        --         15          65       880
                 2004       800        --         16          --       816
                 2005       800        --         18          --       818
                 2006        66        --         68          --       134
                         ------       ---       ----        ----    ------
                         $3,333       $18       $150        $212    $3,713
Less: Current portion    $  867       $18       $ 33        $147     1,065
                         ------       ---       ----        ----    ------
            Long Term    $2,466       $--       $117        $ 65    $2,648
                         ======       ===       ====        ====    ======

Letters of Credit

      In conjunction with the purchase/lease agreement to acquire the Company's Newark, New York facilities, the Company has a letter of credit in the amount of $180, which expires in 2007. Additionally, the

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 5-Long-term Debt and Capital Leases (cont'd)

Company maintains a $360 letter of credit for computer equipment, which expires in 2002. Lastly, in connection with the operating lease entered into in fiscal 2001, the Company maintains a $1,900 letter of credit, which expires in March 2006.

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

c. Purchase Commitments

      As of June 30, 2001, the Company has made commitments to purchase approximately $1,640 of production machinery and equipment.

d. Royalty Agreement

      Technology underlying certain products of the Company are based in part as non-exclusive transfer agreements. The Company made an original payment for such technology and is required to make royalty and other payments in the future which incorporate the licensed technology.

e. Legal Matters

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

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 6-Commitments and Contingencies (cont'd)

      In May 1997, William Boyd, the principal of Aerospace Energy Systems, Inc., and Leland J. Coleman commenced an action against the Company and Loeb Partners Corporation ("Loeb"), an investment firm, in the U.S. District Court for the Southern District Court of New York alleging that they had entered into a contract with Loeb to arrange for the acquisition of Dowty Group, PLC and that the Company tortuously interfered with their contract and business opportunity. The Company maintained that the claim against it, for $25 million, was without merit. After a jury trial in December of 1999, the case was dismissed. Plaintiffs appealed, and on October 19, 2000 the United States Court of Appeals for the Second Circuit affirmed the dismissal. The time to appeal expired January 17, 2001. Accordingly, the judgment of dismissal is final and the Company will incur no liability in this action.

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be refiled. The shareholder action was subsequently refiled, asserting substantially the same claims as in the prior pleading. The Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs filed a Notice of Appeal to the Third Circuit Court of Appeals and the parties submitted their briefs. Subsequently, the parties notified the Court of Appeals that they had reached an agreement in principle to resolve the outstanding appeal and settle the case upon terms and conditions which require submission to the District Court for approval. Upon application of the parties and in order to facilitate the parties' pursuit of settlement, the Court of Appeals issued an Order dated May 18, 2001 adjourning oral argument on the appeal for a period of at least 120 days, and remanded the case to the District Court for further proceedings in connection with the proposed settlement. In the event settlement is not reached, the Company will continue to defend the case vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling occurred in the fourth quarter of fiscal 2001 and the Company is awaiting the final engineering report. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Shareholders' Equity

a. Preferred Stock

      The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At June 30, 2001, no preferred shares were issued or outstanding.

b. Common Stock

      In May of 1998, the Company sold 2,500,000 shares of Common Stock at $12.50 per share, resulting in gross proceeds of $31,250 and net proceeds of $28,551 to the Company.

      In June of 1998, the shareholders approved an increase in the number of authorized shares of Common Stock from 12,000,000 to 20,000,000.

      In December of 2000, the shareholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 40,000,000.

c. Stock Options

      The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for its stock-based compensation plans has been recognized in the Company's Consolidated Statements of Operations. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". If the Company had elected to recognize compensation expense for all of the Company's stock-based compensation based on the fair value of the options at grant date as prescribed by SFAS No.123, the Company's net loss would have been $19,597, $12,333 and $8,043 for the years ended June 30, 2001, 2000 and 1999, compared with the reported losses of $17,262, $10,242 and $7,085. Loss per share would have been $1.75, $1.13 and $0.77 in the years ended June 30, 2001, 2000 and 1999, respectively, as compared to reported loss per share of $1.55, $0.94 and $0.68, respectively. The effect of SFAS No. 123 in the pro forma disclosures may not be indicative of future amounts.

      For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000, and 1999:

                                                          2001    2000    1999
--------------------------------------------------------------------------------
   Risk-free interest rate                                 4.8%    6.4%    5.3%
   Volatility factor                                      75.8%   74.1%   68.2%
   Weighted average expected life (years)                     4       6       5
   Weighted average fair value of options granted         $3.56   $5.48   $5.48

      The shareholders of the Company have approved four stock option plans that permit the grant of options. In addition, the shareholders of the Company have approved the grant of options outside of these plans. Under the 1991 stock option plan, 100,000 shares of Common Stock were reserved for grant to key employees and consultants of the Company. These options expired on September 13, 2001, at which date the plan terminated. All options granted under the 1991 plan were NQSOs.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Shareholders' Equity (cont'd)

      The shareholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either ISO's or NQSO's. Key employees are eligible to receive ISO's and NQSO's; however, directors and consultants are eligible to receive only NQSO's. As of June 30, 2001, there are 41,290 shares available for grant.

      Effective March 1, 1995, the Company established the 1995 stock option plan and granted the former Chief Executive Officer ("CEO") options to purchase 100,000 shares at $14.25 per share under this plan. Of these shares, 60,000 vested prior to his termination and subsequently expired on March 1, 2001. There were no other grants under the 1995 stock option plan. In October 1992, the Company granted, to the former CEO, options to purchase 225,000 shares of Common Stock at $9.75 per share outside of any of the stock option plans. The options vested through June 1997 and expire in October 2002.

      Effective July 12, 1999, the Company granted the current CEO options to purchase 500,000 shares of Common Stock at $5.19 per share outside of any of the stock option plans. Of these, 50,000 options were exercisable on the grant date, and the remaining options are exercisable in annual increments of 90,000 over a five-year period commencing July 12, 2000 through July 12, 2004, and expire on July 12, 2005.

      Effective December 2000, the Company established the 2000 stock option plan which is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. Options granted under the 2000 plan are either ISO's or NQSO's. Key employees are eligible to receive ISO's and NQSO's; however, directors and consultants are eligible to receive only NQSO's. As of June 30, 2001, there are 269,400 shares available for grant.

      The following table summarizes data for the stock options issued by the
Company:

                                                   2001                       2000                        1999
                                                   ----                       ----                        ----
                                                       Weighted                    Weighted                   Weighted
                                                       Average                     Average                     Average
                                                       Exercise                    Exercise                   Exercise
                                         Number of      Price         Number        Price        Number         Price
                                          Shares      Per Share     Of Shares     Per Share     of Shares     Per Share
                                         ---------    ---------     ---------     ---------     ---------     ---------

Shares under option at beginning of
   year ...........................     2,189,880       $ 8.68      1,721,460       $10.16      1,661,900       $10.96
Options granted ...................       341,600       $ 7.06      1,033,500       $ 6.59        338,000       $ 6.44
Options exercised .................       (77,900)      $ 7.77       (202,000)      $10.22             --       $   --
Options canceled ..................      (187,280)      $14.28       (363,080)      $ 8.94       (278,440)      $10.31
                                        ---------       ------      ---------       ------      ---------       ------
Shares under option at end of year      2,266,300       $ 7.95      2,189,880       $ 8.68      1,721,460       $10.16
                                        ---------       ------      ---------       ------      ---------       ------
Options exercisable at end of year        675,480       $10.09        633,320       $10.49      1,073,240       $10.98

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 7-Shareholders' Equity (cont'd)

      The following table represents additional information about stock options outstanding at June 30, 2001:

                               Options Outstanding                                          Options Exercisable
-------------------------------------------------------------------------------    -------------------------------------
                                               Weighted-
                                                Average
    Range of               Number              Remaining            Weighted-             Number            Weighted-
    Exercise            Outstanding           Contractual            Average           Exercisable           Average
     Prices           at June 30, 2001           Life            Exercise Price      at June 30, 2001    Exercise Price
-------------------------------------------------------------------------------    -------------------------------------
      $3.56 - $5.19        588,300               3.98                 $5.12               24,500              $4.71
      $5.38 - $7.38        757,100               4.99                 $6.82               97,300              $6.73
      $7.75 - $9.75        570,350               1.77                 $9.20              366,400              $9.30
     $9.88 - $20.25        350,550               2.53                $12.87              187,280             $14.08
-------------------------------------------------------------------------------    -------------------------------------
     $3.56 - $20.25      2,266,300               3.53                 $7.95              675,480             $10.09

d. Warrants

      In March 1998, the Company issued warrants to purchase 12,500 shares of its Common Stock to the Empire State Development Corporation in connection with a $500 grant. Proceeds of the grant were used to fund certain equipment purchases and are contingent upon the Company achieving and maintaining minimum employment levels. The remaining unamortized balance of $150 relating to the grant is included in other current liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2001. The warrants may be exercised through December 31, 2002 at an exercise price equal to 60% of the average closing price for the 10 trading days preceding the exercise date, but not less than the average closing price of the Company's Common Stock during the 20 trading days prior to the grant.

e. Reserved Shares

      The Company has reserved 2,588,200 shares of Common Stock under the various stock option plans and warrants as of June 30, 2001, and 2,266,225 and 1,953,000 as of June 30, 2000 and 1999, respectively.

Note 8-Income Taxes

      Foreign and domestic loss carryforwards totaling approximately $62,000 are available to reduce future taxable income. Foreign loss carryforwards of $7,400 can be carried forward indefinitely. The domestic net operating loss carryforward of $54,600 expires through 2021. If it is determined that a change in ownership as defined under Internal Revenue Code Section 382 has occurred, the net operating loss carryforward will be subject to an annual limitation.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $3,143, $2,445 and $2,901 for the years ended June 30, 2001, 2000 and 1999, respectively, to offset the deferred tax assets based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 8-Income Taxes (cont'd)

      Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                      2001          2000
                                                      ----          ----

      Deferred tax liabilities:
         Unrealized gain on securities .........    $      1     $      1
         Tax over book depreciation ............         913        1,031
                                                    --------     --------
      Total deferred tax liabilities ...........         914        1,032
      Deferred tax assets:
         Net operating loss carryforward .......      18,560       15,509
         Other .................................         456          482
                                                    --------     --------
      Total deferred tax assets ................      19,016       15,991
      Valuation allowance for deferred assets ..     (18,102)     (14,959)
      Net deferred tax assets ..................         914        1,032
                                                    --------     --------
      Net deferred income taxes ................    $     --     $     --

      There were no income taxes paid for the years ended June 30, 2001, 2000 and 1999. For financial reporting purposes, income (loss) from continuing operations before income taxes included the following:

                                                  June 30,
                                   2001             2000            1999
                                   ----             ----            ----

      United States ......       $(13,999)       $ (7,658)       $ (7,830)
      Foreign ............         (3,263)         (2,584)            745
                                 --------        --------        --------
      Total ..............       $(17,262)       $(10,242)       $ (7,085)

      There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at June 30, 2001.

Note 9-401(k) Plan

      The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contributions. Effective January 1, 2001, the Board of Directors approved Company matching of employee contributions up to a maximum of 4% of the employee's income. Prior to this, the maximum contribution for participants was 3%. For the years ended June 30, 2001, 2000 and 1999, the Company contributed $234, $150 and $177, respectively.

Note 10-Related Party Transactions

      During 2000 and 1999, the Company sold the majority of its investment in Intermagnetics General Corporation (IGC) common stock and realized gains on sales of securities of $3,147 and $348, respectively. IGC is considered a related party since certain directors of the Company serve as officers or directors of IGC.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 11-Business Segment Information

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt batteries, cylindrical batteries and various specialty batteries. The Rechargeable Batteries segment consists of the Company's polymer rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

 2001
 ----                             Primary      Rechargeable    Technology
                                 Batteries       Batteries      Contracts       Corporate          Total
                              ----------------------------------------------------------------------------
Revenues                          $ 22,105         $   370        $ 1,688        $    --         $ 24,163
Segment contribution              $    443         $(7,551)       $   151        $(8,009)        $(14,966)
Interest income, net                                                             $    166        $    166
Other income (expense), net                                                      $ (2,462)       $ (2,462)
Income taxes                                                                     $     --        $     --
                                                                                                 --------
Net loss                                                                                         $(17,262)

Long-lived assets                  $11,628         $19,490        $   280        $ 1,882         $ 33,280
Total assets                       $18,609         $21,166        $   303        $ 7,125         $ 47,203
Capital expenditures               $ 2,241         $ 1,382        $    --        $   744         $  4,367
Depreciation and
  amortization expense             $ 1,159         $ 2,153        $     1        $   498         $  3,811

2000
----                              Primary      Rechargeable    Technology
                                 Batteries       Batteries      Contracts       Corporate          Total
                              ----------------------------------------------------------------------------

Revenues                           $21,840         $    25        $ 2,649        $    --         $ 24,514
Segment contribution               $(1,244)        $(5,306)       $   246        $(7,385)        $(13,689)
Interest income, net                                                             $    909        $    909
Other income (expense), net                                                      $  2,538        $  2,538
Income taxes                                                                     $     --        $     --
                                                                                                 --------
Net loss                                                                                         $(10,242)

Long-lived assets                  $10,892         $19,985        $   281        $ 4,349         $ 35,507
Total assets                       $19,171         $20,632        $   493        $24,164         $ 64,460
Capital expenditures               $ 1,377         $ 1,012        $    --        $   557         $  2,946
Depreciation and
  amortization expense             $ 1,128         $   591        $     1        $   318         $  2,038

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 11-Business Segment Information (cont'd)

1999
----
                                              Primary      Rechargeable      Technology
                                             Batteries       Batteries       Contracts       Corporate        Total
                                            -------------------------------------------------------------------------
Revenues                                     $19,559         $    49         $ 1,456         $    --         $21,064
Segment contribution                         $ 2,651         $(5,537)        $   297         $(6,195)        $(8,784)
Interest income, net                                                                         $ 1,456         $ 1,456
Other income (expense), net                                                                  $   243         $   243
Income taxes                                                                                 $    --         $    --
                                                                                                             -------
Net loss                                                                                                     $(7,085)

Long-lived assets                            $ 7,776         $19,525         $   264         $ 4,615         $32,180
Total assets                                 $16,494         $19,554         $   735         $29,637         $66,420
Capital expenditures                         $ 1,798         $ 1,036         $    20         $   573         $ 3,427
Depreciation and amortization expense        $   952         $   898         $    66         $   289         $ 2,205

Geographical Information
------------------------
                                                           Revenues                           Long-lived Assets
                                                2001         2000         1999          2001        2000        1999
                                            ---------------------------------------  --------------------------------

United States                                $15,715       $13,587       $10,504      $29,139     $30,685     $26,532
United Kingdom                                 1,797         2,874         3,423        4,141       4,822       5,648
Hong Kong                                      3,347         3,211         4,423           --          --          --
Europe, excluding United Kingdom               1,572         2,812         1,671           --          --          --
Other                                          1,732         2,030         1,043           --          --          --
                                             -------       -------       -------      -------     -------     -------
Total                                        $24,163       $24,514       $21,064      $33,280     $35,507     $32,180
                                             =======       =======       =======      =======     =======     =======

Note 12-Investment in Affiliate

      In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. During fiscal 2000, Ultralife provided the venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary technology and 700,000 shares of Ultralife Common Stock, in exchange for approximately a 46% ownership interest. Ultralife holds half the seats on UTI's board of directors. PGT and the group of investors funded UTI with $21,250 in cash and hold the remaining seats on the board. Due to stock granted to certain UTI employees in fiscal 2001, the Company's equity interest was reduced to 41%. This investment is accounted for using the equity method of accounting.

      Summarized financial statement information for the unconsolidated venture is as follows:

                                                      (unaudited)
     Condensed Statements of Operations           Year Ended June 30,
                                          2001          2000          1999
                                         -------       -------       -------
      Net revenue                        $   --         $   --       $   --
      Cost of Sales                          --             --           --
      Operating loss                     (7,540)        (1,897)         (205)
      Net loss                           (6,637)        (1,778)         (174)

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Note 12-Investment in Affiliate (cont'd)

      Condensed Balance Sheets                        June 30,
                                               2001             2000
                                              -------          -------
      Current assets                          $11,577          $17,125
      Non-current assets                       35,238           23,005
                                              -------          -------
                                              $46,815          $40,130
                                              =======          =======

      Current liabilities                     $ 2,663          $ 4,446
      Non-current liabilities                   6,362               --
      Shareholders' equity                     37,790           35,684
                                              -------          -------
                                              $46,815          $40,130
                                              =======          =======

Note 13 - Subsequent Event

      On July 20, 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

Note 14 - Selected Quarterly Information (unaudited)

      The following table presents reported net revenues, gross margin (net sales less cost of products sold), net loss and net loss per share, basic and diluted, for each quarter during the past two years:

                                                              Quarter ended
                                     ----------------------------------------------------------
Fiscal 2001                            Sept. 30,      Dec. 31,        March 31,        June 30,         Full
                                         2000           2000            2001             2001           Year
                                         ----           ----            ----             ----           ----
Revenues                              $  6,851        $  5,290        $  5,817        $  6,205        $ 24,163
Gross margin                              (452)         (1,699)           (731)           (651)         (3,533)
Net loss                                (3,104)         (5,737)         (3,921)         (4,500)        (17,262)
Net loss per share, basic and
diluted                                  (0.28)          (0.51)          (0.35)          (0.40)          (1.55)

                                                              Quarter ended
                                     ----------------------------------------------------------
Fiscal 2000                            Sept. 30,      Dec. 31,        March 31,        June 30,         Full
                                         2000           2000            2001             2001           Year
                                         ----           ----            ----             ----           ----

Revenues                              $  6,225        $  6,677        $  6,199        $  5,413        $ 24,514
Gross margin                               419             302          (1,005)           (714)           (998)
Net loss                                (1,926)         (2,989)         (1,205)         (4,122)        (10,242)
Net loss per share, basic and
diluted                                  (0.18)          (0.28)          (0.11)          (0.37)          (0.94)