Form 10-Q
period 2001-09-30
ULTRALIFE BATTERIES INC
filed 2001-11-07
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

        ________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common stock, $.10 par value - 12,318,956 shares outstanding as of October 31, 2001.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          September 30, 2001 and June 30, 2001.................................3

        Condensed Consolidated Statements of Operations -
          Three months ended September 30, 2001 and 2000.......................4

        Condensed Consolidated Statements of Cash Flows -
          Three months ended September 30, 2001 and 2000.......................5

        Notes to Consolidated Financial Statements.............................6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................9

Item 3. Quantitative and Qualitative Disclosures
          About Market Risk...................................................13

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................13

Item 6. Exhibits and Reports on Form 8-K......................................14

SIGNATURES ...................................................................15

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                     September 30,    June 30,
                      ASSETS                             2001           2001
                                                         ----           ----
                                                      (unaudited)

Current assets:
  Cash and cash equivalents                            $   1,196      $     494
  Available-for-sale securities                            3,726          3,113
  Trade accounts receivable (less
    allowance for doubtful accounts
    of $269 at September 30, 2001
    and $262 at June 30, 2001)                             5,211          3,379
  Inventories                                              4,878          5,289
  Other receivables                                          995            736
  Prepaid expenses and other current
    assets                                                 1,404            912
                                                       ---------      ---------

      Total current assets                                17,410         13,923
                                                       ---------      ---------

Property, plant and equipment                             32,737         32,997

Other assets:
 Investment in affiliates                                     --             --
 Technology license agreements (net
   of accumulated amortization of
   $1,193 at September 30, 2001
   and $1,168 at June 30, 2001)                              258            283
                                                       ---------      ---------
                                                             258            283
                                                       ---------      ---------

Total Assets                                           $  50,405      $  47,203
                                                       =========      =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                          $     983      $   1,065
  Accounts payable                                         4,298          3,755
  Accrued compensation                                       262            427
  Other current liabilities                                2,102          1,855
                                                       ---------      ---------
       Total current liabilities                           7,645          7,102

Long-term liabilities:
   Long-term debt and capital lease
     obligations                                           2,460          2,648


Shareholders' equity :
   Preferred stock, par value $0.10 per
     share, authorized 1,000,000 shares;
     none outstanding                                         --             --
   Common stock, par value $0.10 per share,
     authorized 40,000,000 shares;
     issued - 12,578,186 at September 30,
     2001 and 11,488,186 at June 30, 2001)                 1,258          1,149
   Capital in excess of par value                        105,640         99,389
   Accumulated other comprehensive loss                     (929)        (1,058)
   Accumulated deficit                                   (65,366)       (61,724)
                                                       ---------      ---------
                                                          40,603         37,756

   Less -- Treasury stock, at cost -- 27,250
     shares                                                  303            303
                                                       ---------      ---------
        Total shareholders' equity                        40,300         37,453
                                                       ---------      ---------
Total Liabilities and Shareholders' Equity             $  50,405      $  47,203
                                                       =========      =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                     2001            2000
                                                     ----            ----

Revenues                                           $  7,616        $  6,851

Cost of products sold                                 8,064           7,303
                                                   --------        --------

Gross margin                                           (448)           (452)

Operating expenses:
  Research and development                            1,182             560
  Selling, general, and administrative                2,121           1,796
                                                   --------        --------
Total operating expenses                              3,303           2,356

Operating loss                                       (3,751)         (2,808)

Other income (expense):
  Interest income                                        69             215
  Interest expense                                      (82)           (121)
  Equity loss in affiliate                               --            (332)
  Miscellaneous income (expense)                        122             (58)
                                                   --------        --------
Loss before income taxes                             (3,642)         (3,104)
                                                   --------        --------

Income taxes                                             --              --
                                                   --------        --------

Net loss                                           $ (3,642)       $ (3,104)
                                                   ========        ========

Net loss per share, basic and diluted              $  (0.30)       $  (0.28)
                                                   ========        ========

Weighted average shares outstanding,
  basic and diluted                                  12,005          11,076
                                                   ========        ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                      2001            2000

OPERATING ACTIVITIES
Net loss                                           $ (3,642)       $ (3,104)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
Depreciation and amortization                         1,162             913
Equity loss in affiliate                                 --             332
Changes in operating assets
  and liabilities:
  Accounts receivable                                (1,832)         (1,039)
  Inventories                                           411            (546)
  Prepaid expenses and other
    current assets                                     (751)           (372)
  Accounts payable and other
    current liabilities                                 625             499

                                                   --------        --------
Net cash used in operating
  activities                                         (4,027)         (3,317)
                                                   --------        --------

INVESTING ACTIVITIES
Purchase of property and
  equipment                                            (613)         (1,520)
Purchase of securities                               (7,765)        (13,972)
Sales of securities                                   7,153           8,583
Maturities of securities                                 --           5,359
                                                   --------        --------
Net cash used in investing
  activities                                         (1,225)         (1,550)
                                                   --------        --------

FINANCING ACTIVITIES
Proceeds from issuance of
  common stock                                        6,360             426
Principal payments on long-term
  debt and capital lease obligations                   (270)           (203)
                                                   --------        --------
Net cash provided by financing
  activities                                          6,090             223
                                                   --------        --------

Effect of exchange rate changes
  on cash                                              (136)             45
                                                   --------        --------

Increase (decrease) in cash and
  cash equivalents                                      702          (4,599)

Cash and cash equivalents at
  beginning of period                                   494           5,712

                                                   --------        --------
Cash and cash equivalents at
  end of period                                    $  1,196        $  1,113
                                                   ========        ========


SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized (loss) gain on securities               $     (1)       $      2
                                                   ========        ========
Interest paid                                      $     78        $     81
                                                   ========        ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar Amounts in Thousands - Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2. NET LOSS PER SHARE

      Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included as their inclusion would be antidilutive; as a result, basic earnings per share is the same as diluted earnings per share.

3. COMPREHENSIVE INCOME (LOSS)

      The components of the Company's total comprehensive loss were:

                                                      Three months ended
                                                         September 30,
                                                    2001               2000
                                                  -------            -------
      Net loss                                    $(3,642)           $(3,104)
                                                  -------            -------

      Unrealized (loss) gain on
        securities                                     (1)                 2
      Foreign currency translation
        adjustments                                   130                 45
                                                  -------            -------
                                                      129                 47
      Total comprehensive loss                    $(3,513)           $(3,057)
                                                  =======            =======

4. INVENTORIES

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

                                              September 30, 2001   June 30, 2001
                                              -------------------  -------------
      Raw materials                                       $2,167          $2,595
      Work in process                                      1,660           1,233
      Finished goods                                       1,453           1,872
                                                          ------          ------
                                                           5,280           5,700
      Less: Reserve for obsolescence                         402             411
                                                          ------          ------
                                                          $4,878          $5,289
                                                          ======          ======

5. PROPERTY, PLANT AND EQUIPMENT

      Major classes of property, plant and equipment consisted of the following:

                                                   September 30,        June 30,
                                                            2001            2001
                                                   -------------        --------
      Land                                               $   123         $   123
      Buildings and Leasehold Improvements                 1,608           1,608
      Machinery and Equipment                             38,141          37,891
      Furniture and Fixtures                                 293             291
      Computer Hardware and Software                       1,392           1,375
      Construction in Progress                             3,592           2,984
                                                         -------         -------
                                                          45,149          44,272
      Less:  Accumulated Depreciation                     12,412          11,275
                                                         -------         -------
                                                         $32,737         $32,997
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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling occurred in the fourth quarter of fiscal 2001 and the engineering report has been forwarded to the New York State Department of Environmental Conservation for review. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

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

      Three Months Ended September 30, 2001

                                         Primary   Rechargeable  Technology
                                        Batteries    Batteries   Contracts   Corporate    Total
                                        ---------------------------------------------------------
      Revenues                           $ 7,274      $   135       $207      $    --    $ 7,616
      Segment contribution                   727       (2,378)        21       (2,121)    (3,751)
      Interest, net                                                               (13)       (13)
      Equity loss in affiliate                                                                --
      Miscellaneous income                                                        122        122
      Income taxes                                                                            --
                                                                                         -------
      Net loss                                                                           $(3,642)
      Total assets                       $21,049      $20,604       $312      $ 8,440    $50,405

      Three Months Ended September 30, 2000

                                         Primary   Rechargeable  Technology
                                        Batteries    Batteries   Contracts   Corporate    Total
                                        ---------------------------------------------------------
     Revenues                            $ 6,242      $  120        $489      $    --    $ 6,851
     Segment contribution                     11      (1,057)         34       (1,796)    (2,808)
     Interest, net                                                                 94         94
     Equity loss in affiliate                                                    (332)      (332)
     Miscellaneous expense                                                        (58)       (58)
     Income taxes                                                                             --
                                                                                         -------
     Net loss                                                                            $(3,104)
     Total assets                        $14,916      $23,044       $494      $23,671    $62,125

8. OTHER MATTERS

      On July 20, 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

9. SUBSEQUENT EVENT

      In October 2001, the Company was informed by its primary lending institution that its borrowing availability under the $20 million credit facility has been effectively reduced to zero as a result of a recent appraisal of its fixed assets. Accordingly, the Company's liquidity depends on the Company's ability to successfully generate positive cash flow from operations and achieve adequate operational savings. The Company is also exploring opportunities for new or additional equity or debt financing. Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, world events, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fire, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 2001.

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

Results of Operations

Three months ended September 30, 2001 and 2000

      Consolidated revenues reached a new quarterly record of $7,616,000 for the first three months of fiscal 2002, an increase of $765,000, or 11%, over the comparable quarter in fiscal 2001. Primary battery sales increased $1,032,000, or 17%, from $6,242,000 last year to $7,274,000 this year. In fiscal 2001, the Company began production and shipments of the BA-5368 battery used by the military in survival radios for pilots, and this new small cylindrical battery resulted in approximately $1,200,000 in sales in the first quarter of fiscal 2002. As a result, the increase in Primary battery sales was primarily due to sales of small cylindrical batteries and additional increases in 9 Volt and High Rate battery shipments. These increases were offset in part by a decline in Technology Contract revenues. Rechargeable revenues increased modestly over the prior year comparable quarter. As expected, Technology Contract revenues declined $282,000, from $489,000 to $207,000 due to the scheduled reduction of certain non-renewable government contracts.

      Cost of products sold amounted to $8,064,000 for the three-month period ended September 30, 2001, an increase of $761,000, or 10% over the same three month period a year ago. The gross margin on total revenues for the quarter was a loss of 6%, compared to a loss of 7% in the prior year. The improvement in gross margins was affected by two offsetting factors. First, Primary gross margins increased $933,000 over the prior year from a 0% gross margin in fiscal 2001 to a 14% gross margin in fiscal 2002. This improvement in margins is principally the result of enhancements in the manufacturing process due to the implementation of lean manufacturing practices and increased sales. To date, lean manufacturing practices in the Primary battery segment have resulted in quicker manufacturing throughput times, greater operating efficiencies and a reduction of inventory. The improvements in gross margins in the Primary segment were offset by declines in the Rechargeable segment. Cost of products sold in the Rechargeable segment increased $931,000 over the prior year period due to lower production volumes in the current year and the production of cell phone batteries, which were included in inventory, in the prior year but not in fiscal 2002. In the second quarter of fiscal 2001, the Company shifted its focus to design and manufacture lightweight custom sized batteries for OEMs rather than focus on the broad retail cell phone market due to the heavy competition. The manufacture of cell phone batteries was an important milestone for the Company as it demonstrated the Company's ability to mass produce polymer rechargeable batteries. The Company continues to actively design and develop rechargeable batteries and is vigorously supplying samples to OEMs in order to achieve the desired sales growth in this segment.

      Operating and other expenses were $3,303,000 for the three months ended September 30, 2001 from $2,356,000 in the prior year, an increase of $947,000, or 40%. Of the Company's operating and other expenses, research and development expenses increased $622,000, or 111%, to $1,182,000 for the first quarter of fiscal 2002. The increase in research and development expenses was primarily due to continued development of samples and new product designs of polymer rechargeable batteries. In the prior year's comparable quarter, the Company was focused on bringing the recently launched polymer rechargeable cell phone battery to market. As previously mentioned, the Company has shifted its focus to custom sized rechargeable batteries for OEMs. This shift in focus has resulted in additional spending on the development of different size batteries and capacities. Selling, general and administrative costs increased $325,000 or 18% over the prior year period. This increase was mainly due to higher selling, marketing, and advertising costs, both in the U.S. and abroad as the Company enhanced its market coverage at the end of fiscal 2001.

      Interest income decreased $146,000, or 68%, from $215,000 in the first quarter of fiscal 2001 to $69,000 in the first quarter of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and the reduction of rates of return on investments. Interest expense declined $39,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity loss in affiliate was $332,000 for its unconsolidated subsidiary, Ultralife Taiwan, Inc. (UTI) for the first quarter of fiscal 2001. No losses have been recorded in fiscal 2002 as the investment on the balance sheet has been written down to zero under the equity method of accounting. Additionally, in August 2001, the Company's ownership in UTI was reduced to 33% as a result of additional capital raised by UTI for its ongoing expansion. Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $3,642,000, or $0.30 per share, for the first three months of fiscal 2002 compared to $3,104,000, or $0.28 per share, for the same quarter last year primarily as a result of the reasons described above.

Liquidity and Capital Resources

      At September 30, 2001, cash and cash equivalents and available for sale securities totaled $4,922,000. The Company used $4,027,000 of cash in operating activities during the first three months of fiscal 2002. This usage of cash related primarily to the net loss reported for the period and an increase in accounts receivable and other current assets, offset in part by depreciation, decreases in inventories, and an increase in current liabilities. Additionally, the Company spent $613,000 for capital expenditures for production equipment and facilities improvements during the first quarter 2002.

      At September 30, 2001, the Company had long-term debt outstanding including capital lease obligations of $2,460,000 primarily relating to the financing arrangement entered into by the Company at the end of fiscal 2000, described below.

      In June 2000, the Company entered into a $20,000,000 secured credit facility with a lending institution. The financing agreement consists of an initial $12,000,000 term loan component based on the valuation of the Company's fixed assets (of which $3,300,000 was outstanding on the term loan at September 30, 2001) and a revolving credit facility component for an initial $8,000,000, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). There was no balance outstanding on the revolving credit facility component as of September 30, 2001. While the amount available under the term loan component amortizes over time, the amount of the revolving credit facility component increases by an equal and offsetting amount. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. The total amount available under the term loan component is reduced by outstanding letters of credit. The Company had $1,900,000 outstanding on a letter of credit as of September 30, 2001.

      On July 20, 2001, the Company completed a $6,800,000 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

      In October 2001, the Company entered into a $2,000,000 lease line of credit with a financing institution that will be used to acquire equipment in the Primary business. In conjunction with this lease, the Company has obtained and is required to maintain an additional letter of credit for $1,900,000.

      Also in October 2001, the Company was informed by its primary lending institution that its borrowing availability under the $20,000,000 credit facility has been effectively reduced to zero as the result of a recent appraisal of its fixed assets. The appraisal resulted in a significant decrease in the valuation of the Company's machinery and equipment which was based on an "orderly liquidation valuation" methodology used by the appraiser.

      The Company's capital resource commitments as of September 30, 2001 consisted principally of capital equipment commitments of approximately $692,000. As previously noted, the Company's primary lending institution significantly reduced the total amount of the credit facility available. Accordingly, the Company's liquidity depends on the Company's ability to successfully generate positive cash flow from operations and achieve adequate operational savings. The Company is also exploring opportunities for new or additional equity or debt financing. Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements.

Outlook

      The Company expects to achieve a modest increase in consolidated revenues in the second quarter of fiscal 2002 as compared to the first quarter of fiscal 2002. During the second fiscal quarter, the Company is projecting the growth to come largely from standard cylindrical and high rate batteries for growth in military markets. Sales of 9-Volt batteries are expected to decline from the first quarter due to current softness in orders from smoke detector and medical customers. The Company expects to take advantage of its flexibility to tailor and develop its existing and new products that will continue to enhance revenue growth throughout the year. Additionally, the Company has seen a noticeably higher level of interest from the military since the tragic events of September 11, 2001. The Company believes that it is well positioned with its current portfolio of products, and its new products in development, to meet the current demands communicated to the Company by the military, both in the US and UK. Management continues to believe revenues will increase year over year by at least 40%.

      Management of the Company previously set two key financial goals - to reach operating cash breakeven by December 2001 and to attain positive net income by June 2002. Due to the recent slowdown in the economy which has largely impacted the Rechargeable segment, the Company has extended its goal for cash breakeven to occur in the March 2002 quarter, but remains steadfast on its goal to achieve profitability by June 2002.

      In October 2001, the Company began to realign its resources to address the changing market conditions and to better meet customer demand in areas of the business that are growing. A majority of employees affected by this realignment were re-deployed from the Rechargeable segment and support functions into open direct labor positions in the Primary segment, due to the significantly growing demand for primary batteries from the military. The Company expects to realize cost savings from the measures being taken of approximately $1.5 million per quarter. A portion of these savings, due to the timing of implementation of the actions taken, will be realized in the second fiscal quarter, with the full amount to be realized in the third fiscal quarter.

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling occurred in the fourth quarter of fiscal 2001 and the engineering report has been forwarded to the New

York State Department of Environmental Conservation for review. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ULTRALIFE BATTERIES, INC.
                                                     (Registrant)

Date: November 7, 2001             By: /s/ John D. Kavazanjian
                                        -------------------------------------
                                        John D. Kavazanjian
                                        President and Chief Executive Officer

Date: November 7, 2001             By: /s/ Robert W. Fishback
                                        -------------------------------------
                                        Robert W. Fishback
                                        Vice President of Finance and Chief
                                        Financial Officer