Form 10-K/A
period 2001-06-30
ULTRALIFE BATTERIES INC
filed 2001-12-12
CIK 875657

THIS 10-K/A REPLACES THE 10-K FILED ON SEPTEMBER 25, 2001 IN ITS ENTIRETY. CHANGES WERE MADE TO THE PREVIOUSLY FILED FORM 10-K BASED ON THE COMMISSION'S REVIEW OF THE FORM S-3 FILED ON AUGUST 16, 2001 AND THE FORM 10-K WHICH WAS INCORPORATED BY REFERENCE.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

PART I       1  Business....................................................  3

             2  Properties..................................................  13

             3  Legal Proceedings...........................................  14

             4  Submission of Matters to a Vote of Securities
                  Holders...................................................  14

PART II      5  Market for Registrant's Common Equity and Related
                  Shareholder Matters.......................................  15

             6  Selected Financial Data.....................................  16

             7  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  17

                   7a Quantitative and Qualitative Disclosures About
                        Market Risks........................................  24

             8  Financial Statements and Supplementary Data.................  25

             9  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................  47

PART III     10 Directors and Executive Officers of the Registrant..........  47

             11 Executive Compensation......................................  47

             12 Security Ownership of Certain Beneficial Owners and
                  Management..................................................47

             13 Certain Relationships and Related Transactions..............  47

PART IV      14 Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K..................................................  47

                Signatures..................................................  48

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

Rechargeable Batteries


      The Company believes that its polymer rechargeable battery technology provides substantial benefits, including the ability to design and produce lightweight cells in a variety of custom sizes, shapes, and thickness (as thin as 0.9 millimeter). As a result of significantly increased efforts to work closely with OEMs to get the Company's rechargeable batteries designed into new products, the Company expects that sales of rechargeable batteries will account for a substantially greater percentage of total revenue in the next few years. While the cost of the Company's polymer rechargeable batteries tends to be higher than the competition due to higher material costs, the cells tend to be thinner and lighter weight than non-polymer rechargeable cells (principally lithium ion cells). Additionally, the cycle life of the Company's polymer rechargeable technology tends to be lower than the competition but through the Company's development efforts the Company continues to expect to see this gap narrowed.


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

                   Comparison of Primary Battery Technologies


Technology                                   Energy Density                                     Operating
----------                                   --------------          Discharge    Shelf Life    Temperature
                                         Wh/kg          Wh/l         Profile      (years)       Range ((Degree)F)
                                         -----          ----         -------      -------       -----------------
 9-Volt Configurations:
Carbon-zinc (1)                           22             40          Sloping      1 to 2         23 to 113
Alkaline (1)                              65             143         Sloping      4 to 5         -4 to 130
Ultralife lithium-manganese dioxide (2)   262            406         Flat         up to 10       -40 to 160

 High Rate Cylindrical: (3)
Alkaline (1)                              59             160         Sloping      4 to 5         -4 to 130

Lithium-sulfur dioxide (1)(4)             260            430         Flat         10             -76 to 160

Lithium thionyl-chloride (2)(4)           250-300        650-700     Flat         10             -40 to 160
Ultralife lithium-manganese dioxide (2)   228            510         Flat         10             -40 to 160


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

Safety and                  Medical Devices               Specialty Instruments
Security Equipment

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


      The Company's research and development in support of its advanced rechargeable battery technology and products is currently based, in part, on non-exclusive technology transfer agreements. The Company made an initial payment of one million dollars for such technology and is required to make royalty and other payments for products which incorporate the licensed technology of 8% of the fair market value of the royalty bearing product. The license continues for the respective unexpired terms of the patent licenses, and continues in perpetuity with respect to other licensed technical information.


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

      The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock during the Company's last two fiscal years:

                                                                Sales Prices
                                                              High         Low
                                                              ----         ---

Fiscal Year 2001:
Quarter ended September 30, 2000                            $ 13.63      $ 9.81
Quarter ended December 31, 2000                               10.19        5.13
Quarter ended March 31, 2001                                   9.25        5.56
Quarter ended June 30, 2001                                    5.63        4.88

Fiscal Year 2000:
Quarter ended September 30, 1999                            $  6.13      $ 4.00
Quarter ended December 31, 1999                                8.00        3.63
Quarter ended March 31, 2000                                  15.50        7.00
Quarter ended June 30, 2000                                   12.88        7.38

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


      On July 20, 2001, the Company completed a $6.8 million private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. The Company relied on the exemption provided by Rule 506 of Regulation D in connection with the unregistered private placement of its common stock in connection with the shares issued pursuant to the Share Purchase Agreement. The Company did not engage in any general solicitation, sold shares only to "accredited investors" and sold shares primarily to purchasers who were existing stockholders of the Company.


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

ITEM 6.
                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

Statement of Operations Data:

                                                                                        Year Ended June 30,
                                                               ---------------------------------------------------------------------
                                                                    2001          2000          1999          1998          1997
                                                                    ----          ----          ----          ----          ----
Revenues                                                       $ 24,163       $ 24,514       $ 21,064       $ 16,391       $ 15,941
Cost of products sold                                            27,696         25,512         19,016         14,522         15,118
                                                               ---------------------------------------------------------------------

Gross margin                                                     (3,533)          (998)         2,048          1,869            823
                                                               ---------------------------------------------------------------------

Research and development expenses                                 3,424          5,306          5,925          6,651          3,413
Selling, general and administrative expenses                      8,009          7,385          6,195          5,790          5,218
Loss on China development program                                    --             --             --             --            805
Loss on fires                                                        --             --         (1,288)        (2,697)           (56)
                                                               ---------------------------------------------------------------------

Total operating and other expenses                               11,433         12,691         10,832          9,744          9,380

Interest income, net                                                166            909          1,456            888          1,352
Equity loss in affiliate                                         (2,338)          (818)           (80)            --             --
Gain on sale of securities                                           --          3,147            348             --             --
Other (expense) income, net                                        (124)           209            (25)           (33)           (41)
                                                               ---------------------------------------------------------------------

Loss before income taxes                                        (17,262)       (10,242)        (7,085)        (7,020)        (7,246)
Income taxes                                                         --             --             --             --             --
                                                               ---------------------------------------------------------------------

Net loss                                                       $(17,262)      $(10,242)      $ (7,085)      $ (7,020)      $ (7,246)
                                                               =====================================================================
Net loss per share, basic and diluted                          $  (1.55)      $  (0.94)      $  (0.68)      $  (0.84)      $  (0.91)
                                                               =====================================================================
Weighted average number
   of shares outstanding                                         11,141         10,904         10,485          8,338          7,923
                                                               =====================================================================

Balance Sheet Data:

                                                                                              June 30,
                                                               ---------------------------------------------------------------------
                                                                    2001          2000          1999          1998          1997
                                                                    ----          ----          ----          ----          ----
Cash and available-for-sale securities                         $  3,607       $ 18,639       $ 23,556       $ 35,688       $ 22,158
Working Capital                                                $  6,821       $ 22,537       $ 28,435       $ 37,745       $ 27,205
Total Assets                                                   $ 47,203       $ 64,460       $ 66,420       $ 75,827       $ 51,395
Total long-term debt and capital lease obligations             $  2,648       $  3,567       $    215       $    197       $     --
Stockholders' Equity                                           $ 37,453       $ 54,477       $ 60,400       $ 68,586       $ 46,763

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS.

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


      More than 88% of the Company's sales are denominated in U.S. dollars. The remainder of the Company's sales are denominated in U.K. pound sterling. A 10% change in the value of the pound sterling to the U.S. dollar would impact the Company's revenues by less than 1%. The Company monitors the relationship between the U.S. and U.K. currencies on a continuous basis and adjusts sales prices for products and services sold in pound sterling as appropriate to safeguard the currency effects between the U.S dollar and U.K. pound sterling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page 26.

                                                                           Page
                                                                           ----

Report of Independent Public Accountants,
   Arthur Andersen LLP                                                      26

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2001 and 2000                    27

Consolidated Statements of Operations for the years ended
  June 30, 2001, 2000 and 1999                                              28

Consolidated Statements of Changes in Shareholders' Equity and
  Accumulated Other Comprehensive Loss for the years ended
  June 30, 2001, 2000 and 1999                                              29

Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, 2000 and 1999                                              30

Notes to Consolidated Financial Statements                                  31

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

/s/ ARTHUR ANDERSEN LLP

Rochester, New York

August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001)

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

      Long - term liabilities:
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

                            ULTRALIFE BATTERIES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                   Accumulated Other
                                                                               Comprehensive Income (Loss)
                                                                          -------------------------------------
(Dollars in Thousands)                                                                Foreign
                                                    Common Stock          Capital in  Currency       Unrealized
                                              -------------------------   excess of   Translation    Net Gain on   Accumulated
                                              Number of Shares   Amount   Par Value   Adjustment     Securities      Deficit

Balance as of June 30, 1998                        10,512,386    $1,051    $93,605     $ 358          $1,010        $(27,135)

Comprehensive loss:
  Net loss
  Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                                            (459)
    Unrealized net loss on securities                                                                   (642)
       Other comprehensive loss
Comprehensive loss

                                              -------------------------------------------------------------------------------
Balance as of June 30, 1999                        10,512,386    $1,051    $93,605     $(101)           $368        $(34,220)
                                              -------------------------------------------------------------------------------

Comprehensive loss:
  Net loss
  Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                                            (590)
    Unrealized net loss on securities                                                                   (366)
       Other comprehensive loss
Comprehensive loss
Shares issued to affiliate                            700,000        70      3,168
Shares issued under stock option plans and
  other stock options                                 197,900        20      2,017

                                              -------------------------------------------------------------------------------
Balance as of June 30, 2000                        11,410,286    $1,141    $98,790     $(691)           $  2        $(44,462)
                                              -------------------------------------------------------------------------------

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                          (368)
      Unrealized net loss on securities                                                                   (1)
       Other comprehensive loss
Comprehensive loss
Shares issued under stock option plans and
  other stock options                                  77,900         8        599

                                              -------------------------------------------------------------------------------
Balance as of June 30, 2001                        11,488,186    $1,149    $99,389    $(1,059)          $  1        $(61,724)
                                              -------------------------------------------------------------------------------

                                                   Treasury
                                                      Stock          Total

Balance as of June 30, 1998                        $   (303)      $ 68,586

Comprehensive loss:
  Net loss                                           (7,085)        (7,085)
  Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                          (459)

    Unrealized net loss on securities                                 (642)
                                                                  --------
       Other comprehensive loss                                     (1,101)
                                                                  --------
Comprehensive loss                                                  (8,186)
                                                                  --------

                                              -----------------------------
Balance as of June 30, 1999                        $   (303)      $ 60,400
                                              -----------------------------

Comprehensive loss:
  Net loss                                          (10,242)       (10,242)
  Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                          (590)
    Unrealized net loss on securities                                 (366)
                                                                  --------
       Other comprehensive loss                                       (956)
                                                                  --------
Comprehensive loss                                                 (11,198)
                                                                  --------
Shares issued to affiliate                                           3,238
Shares issued under stock option plans and
  other stock options                                                2,037

                                              ----------------------------
Balance as of June 30, 2000                        $   (303)      $ 54,477
                                              ----------------------------

Comprehensive loss:
    Net loss                                        (17,262)       (17,262)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                        (368)
      Unrealized net loss on securities                                 (1)
                                                                  --------
       Other comprehensive loss                                       (369)
                                                                  --------
Comprehensive loss                                                 (17,631)
                                                                  --------
Shares issued under stock option plans and
  other stock options                                                 607

                                              ----------------------------
Balance as of June 30, 2001                        $   (303)      $ 37,453
                                              ----------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                               Year Ended June 30,
                                                                                       2001            2000            1999
                                                                                       ----            ----            ----
      OPERATING ACTIVITIES
      Net loss                                                                       $(17,262)       $(10,242)       $ (7,085)
      Adjustments to reconcile net loss
        to net cash used in operating activities:
      Depreciation and amortization                                                     3,811           2,038           2,205
      Gain on sale of securities                                                           --          (3,147)           (348)
      Equity loss in affiliate                                                          2,338             818              80
      Provision for loss on accounts receivable                                            (6)             42             271
      Provision for inventory obsolescence                                                 12             410              68
      Changes in operating assets and liabilities:
        Accounts receivable                                                                83              56            (779)
        Inventories                                                                       381          (1,074)         (1,175)
        Prepaid expenses and other current assets                                        (471)            936              32
        Accounts payable and other current liabilities                                    708            (369)         (1,296)
                                                                                     --------        --------        --------
      Net cash used in operating activities                                           (10,406)        (10,532)         (8,027)
                                                                                     --------        --------        --------
      INVESTING ACTIVITIES
      Purchase of property, plant and equipment                                        (4,367)         (2,946)         (3,427)
      Investment in affiliates                                                             --          (3,237)             --
      Purchase of securities                                                          (26,794)        (70,934)        (94,417)
      Sales of securities                                                              22,905          46,064          75,130
      Maturities of securities                                                         13,702          37,504          31,029
                                                                                     --------        --------        --------
      Net cash provided by investing activities                                         5,446           6,451           8,315
                                                                                     --------        --------        --------
      FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                              607           5,275              --
      Proceeds from issuance of debt                                                       --           4,423             115
      Principal payments under long-term debt and capital leases                         (941)            (91)            (40)
                                                                                     --------        --------        --------
      Net cash (used in) provided by financing activities                                (334)          9,607              75
                                                                                     --------        --------        --------
      Effect of exchange rate changes on cash                                              76            (590)           (459)
                                                                                     --------        --------        --------
      Change in cash and cash equivalents                                              (5,218)          4,936             (96)
                                                                                     --------        --------        --------
      Cash and cash equivalents at beginning of period                                  5,712             776             872
                                                                                     --------        --------        --------
      Cash and cash equivalents at end of period                                     $    494        $  5,712        $    776

      SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                                         $    538        $     42        $     40
      Cash paid for taxes                                                            $     --        $     --        $     --

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

Note 2-Investments

         The following is a summary of available-for-sale securities:

      June 30, 2001                                   Unrealized   Estimated
                                              Cost       Gain      Fair Value
                                              -------------------------------

      Commercial Paper and other ...........  $  613     $   --      $  613
      U.S. corporate bonds .................   2,499          1       2,500
                                              ------     ------      ------
                                              $3,112     $    1      $3,113
                                              ======     ======      ======

      June 30, 2000                                   Unrealized   Estimated
                                              Cost       Gain      Fair Value
                                              -------------------------------
      Commercial Paper and other ........... $ 9,427    $    --     $ 9,427
      U.S. corporate bonds .................   3,496         --       3,496
                                             -------    -------     -------
      Total debt securities ................  12,923         --      12,923
      Intermagnetics General Corporation
        Equity Securities ..................       2          2           4
                                             -------    -------     -------
                                             $12,925    $     2     $12,927
                                             =======    =======     =======

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

      The following is a summary of the Company's investment periods:

                                                           June 30,
                                                           --------
At Cost:                                               2001       2000
                                                      -------    -------
Less than one year                                    $ 1,112    $10,429
More than one year                                      2,000      2,496
                                                      -------    -------
Total                                                 $ 3,112    $12,925
                                                      =======    =======

Note 3-Supplemental Balance Sheet Information

      The composition of inventories was:

                                                             June 30,
                                                             --------
                                                        2001        2000
                                                        ----        ----

      Raw materials ..............................     $2,595      $3,032
      Work in process ............................      1,233       1,427
      Finished products ..........................      1,872       1,622
                                                        -----       -----

                                                        5,700       6,081

      Less: Reserve for obsolescence                      411         399
                                                        -----       -----
                                                       $5,289      $5,682
                                                       ======      ======

      The composition of property, plant and equipment was:

      Land .......................................    $   123     $   123
      Buildings and Leasehold Improvements .......      1,608       1,202
      Machinery and Equipment ....................     37,891      18,638
      Furniture and Fixtures .....................        291         196
      Computer Hardware and Software .............      1,375       1,041
      Construction in Progress ...................      2,984      19,149
                                                      -------     -------
                                                       44,272      40,349
      Less:  Accumulated Depreciation ............     11,275       7,564
                                                      -------     -------
                                                      $32,997     $32,785

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

      In March 2001, the Company entered into a $2,000 lease for certain new manufacturing equipment with a third party. A portion of the lease covered assets purchased by the Company within six months of commencing the lease and, therefore, was accounted for as a sale and leaseback transaction. Proceeds of the sale and leaseback transaction totaled $1,800 which equaled the book value of the equipment. The lease is accounted for as an operating lease with quarterly lease payments of approximately $115 over the next 5 years.

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

Payment Schedule

      Principal payments under the current amount outstanding of the long term debt and capital leases is as follows:

                                  CREDIT
                                 FACILITY        NYPA          CAPITAL LEASES            TOTAL
                                                         -----------------------
                                                           Building      Equipment
             Fiscal  2002           $867         $ 18           $33           $147       $1,065
                     2003            800           --            15             65          880
                     2004            800           --            16             --          816
                     2005            800           --            18             --          818
                     2006             66           --            68             --          134
                                   -----         ----           ---           ----        -----
                                  $3,333         $ 18          $150           $212       $3,713
   Less:  Current portion          $ 867         $ 18           $33           $147        1,065
                                  ------         ----           ---           ----        -----
                Long Term         $2,466         $ --          $117           $ 65       $2,648
                                  ======         ====          ====           ====       ======

Letters of Credit

      In conjunction with the purchase/lease agreement to acquire the Company's Newark, New York facilities, the Company has a letter of credit in the amount of $180, which expires in 2007. Additionally, the Company maintains a $360 letter of credit for computer equipment, which expires in 2002. Lastly, in connection with the operating lease entered into in fiscal 2001, the Company maintains a $1,900 letter of credit, which expires in March 2006.

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

      For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000, and 1999:

                                                         2001     2000     1999
      --------------------------------------------------------------------------

      Risk-free interest rate                             4.8%     6.4%     5.3%
      Volatility factor                                  75.8%    74.1%    68.2%
      Weighted average expected life (years)                4        6        5
      Weighted average fair value of options granted    $3.56    $5.48    $5.48

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

      The following table summarizes data for the stock options issued by the
Company:

                                                                     2001                 2000                     1999
                                                                     ----                 ----                     ----
                                                                         Weighted              Weighted                 Weighted
                                                                         Average               Average                  Average
                                                                         Exercise              Exercise                 Exercise
                                                             Number of     Price     Number      Price        Number      Price
                                                               Shares    Per Share  Of Shares  Per Share    of Shares   Per Share

      Shares under option at beginning of  year .........    2,189,880    $ 8.68    1,721,460    $10.16     1,661,900    $10.96
      Options granted ...................................      341,600    $ 7.06    1,033,500    $ 6.59       338,000    $ 6.44
      Options exercised .................................      (77,900)   $ 7.77     (202,000)   $10.22            --    $   --
      Options canceled ..................................     (187,280)   $14.28     (363,080)   $ 8.94      (278,440)   $10.31
                                                            ----------    ------    ---------    ---       ----------    ------
      Shares under option at end of year ................    2,266,300    $ 7.95    2,189,880    $ 8.68     1,721,460    $10.16
                                                            ----------    ----      ---------    ------     --------     ------
      Options exercisable at end of year ................      675,480    $10.09      633,320    $10.49     1,073,240    $10.98


      The following table represents additional information about stock options outstanding at June 30, 2001:

                               Options Outstanding                                          Options Exercisable
--------------------------------------------------------------------------------------------------------------------------
                                               Weighted-
                                                Average
                          Number              Remaining            Weighted-             Number            Weighted-
   Range of             Outstanding           Contractual           Average            Exercisable          Average
Exercise Prices       at June 30, 2001           Life            Exercise Price      at June 30, 2001    Exercise Price
--------------------------------------------------------------------------------------------------------------------------
 $3.56 - $5.19            588,300                3.98               $ 5.12               24,500              $ 4.71
 $5.38 - $7.38            757,100                4.99               $ 6.82               97,300              $ 6.73
 $7.75 - $9.75            570,350                1.77               $ 9.20              366,400              $ 9.30
 $9.88 - $20.25           350,550                2.53               $12.87              187,280              $14.08
--------------------------------------------------------------------------------------------------------------------------
 $3.56 - $20.25         2,266,300                3.53               $ 7.95              675,480              $10.09

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

      Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                       2001         2000
                                                       ----         ----

      Deferred tax liabilities:
         Unrealized gain on securities ...........   $      1    $      1
         Tax over book depreciation ..............        913       1,031
                                                     --------    --------
      Total deferred tax liabilities .............        914       1,032
      Deferred tax assets:
         Net operating loss carryforward .........     18,560      15,509
         Other ...................................        456         482
                                                     --------    --------
      Total deferred tax assets ..................     19,016      15,991
      Valuation allowance for deferred assets ....    (18,102)    (14,959)
      Net deferred tax assets ....................        914       1,032
                                                     --------    --------
      Net deferred income taxes ..................   $     --    $     --

      There were no income taxes paid for the years ended June 30, 2001, 2000 and 1999. For financial reporting purposes, income (loss) from continuing operations before income taxes included the following:

                                                   June 30,
                                     2001            2000           1999
                                     ----            ----           ----

      United States .........      $(13,999)      $ (7,658)      $ (7,830)
      Foreign ...............        (3,263)        (2,584)           745
                                   --------       --------       --------
      Total .................      $(17,262)      $(10,242)      $ (7,085)

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

 2001
 ----

                                                         Primary       Rechargeable    Technology
                                                         Batteries       Batteries      Contracts     Corporate      Total
                                                         ---------------------------------------------------------------------
      Revenues                                            $ 22,105       $    370       $  1,688      $     --       $ 24,163
      Segment contribution                                $    443       $ (7,551)      $    151      $ (8,009)      $(14,966)
      Interest income, net                                                                            $    166       $    166
      Other income (expense), net                                                                     $ (2,462)      $ (2,462)
      Income taxes                                                                                    $     --       $     --
                                                                                                                     --------
      Net loss                                                                                                       $(17,262)

      Long-lived assets                                   $ 11,628       $ 19,490       $    280      $  1,882       $ 33,280
      Total assets                                        $ 18,609       $ 21,166       $    303      $  7,125       $ 47,203
      Capital expenditures                                $  2,241       $  1,382       $     --      $    744       $  4,367
      Depreciation and amortization expense               $  1,159       $  2,153       $      1      $    498       $  3,811

2000
----

                                                         Primary       Rechargeable    Technology
                                                         Batteries       Batteries      Contracts     Corporate      Total
                                                         ---------------------------------------------------------------------
      Revenues                                            $ 21,840       $     25       $  2,649      $     --       $ 24,514
      Segment contribution                                $ (1,244)      $ (5,306)      $    246      $ (7,385)      $(13,689)
      Interest income, net                                                                            $    909       $    909
      Other income (expense), net                                                                     $  2,538       $  2,538
      Income taxes                                                                                    $     --       $     --
                                                                                                                     --------
      Net loss                                                                                                       $(10,242)

      Long-lived assets                                   $ 10,892       $ 19,985       $    281      $  4,349       $ 35,507
      Total assets                                        $ 19,171       $ 20,632       $    493      $ 24,164       $ 64,460
      Capital expenditures                                $  1,377       $  1,012       $     --      $    557       $  2,946
      Depreciation and amortization expense               $  1,128       $    591       $      1      $    318       $  2,038

1999
----

                                                         Primary       Rechargeable    Technology
                                                         Batteries       Batteries      Contracts     Corporate      Total
                                                         ---------------------------------------------------------------------
      Revenues                                            $ 19,559       $     49       $  1,456      $     --       $ 21,064
      Segment contribution                                $  2,651       $ (5,537)      $    297      $ (6,195)      $ (8,784)
      Interest income, net                                                                            $  1,456       $  1,456
      Other income (expense), net                                                                     $    243       $    243
      Income taxes                                                                                    $     --       $     --
                                                                                                                     --------
      Net loss                                                                                                       $ (7,085)

      Long-lived assets                                   $  7,776       $ 19,525       $    264      $  4,615       $ 32,180
      Total assets                                        $ 16,494       $ 19,554       $    735      $ 29,637       $ 66,420
      Capital expenditures                                $  1,798       $  1,036       $     20      $    573       $  3,427
      Depreciation and amortization expense               $    952       $    898       $     66      $    289       $  2,205

Geographical Information
------------------------

                                                                   Revenues                           Long-lived Assets
                                                        2001         2000         1999        2001          2000        1999
                                                      ---------------------------------      ---------------------------------
      United States                                   $15,715      $13,587      $10,504      $29,139      $30,685      $26,532
      United Kingdom                                    1,797        2,874        3,423        4,141        4,822        5,648
      Hong Kong                                         3,347        3,211        4,423           --           --           --
      Europe, excluding United Kingdom                  1,572        2,812        1,671           --           --           --
      Other                                             1,732        2,030        1,043           --           --           --
                                                      ---------------------------------      ---------------------------------
      Total                                           $24,163      $24,514      $21,064      $33,280      $35,507      $32,180
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

      Summarized financial statement information for the unconsolidated venture is as follows:

                                                          (unaudited)
      Condensed Statements of Operations              Year Ended June 30,
                                                2001          2000         1999
                                              ----------------------------------

      Net revenue                             $    --       $    --       $  --
      Cost of Sales                                --            --          --
      Operating loss                           (7,540)       (1,897)       (205)
      Net loss                                 (6,637)       (1,778)       (174)

      Condensed Balance Sheets                           June 30,
                                                      2001       2000
                                                    -------    -------

      Current assets                                $11,577    $17,125
      Non-current assets                             35,238     23,005
                                                    -------    -------
                                                    $46,815    $40,130

      Current liabilities                           $ 2,663    $ 4,446
      Non-current liabilities                         6,362         --
      Shareholders' equity                           37,790     35,684
                                                    -------    -------
                                                    $46,815    $40,130
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


Note 14 - Recent Developments

      In October 2001, the Company was informed by its primary lending institution that the borrowing availability under the $20,000 secured credit facility had been effectively reduced to zero as a result of a recent appraisal of the Company's fixed assets. Accordingly, the Company's liquidity depends upon its ability to successfully generate positive cash flow from operations and achieve adequate operational savings. The Company is also exploring opportunities with its primary lending institution and other lending institutions for additional or new debt financing and with other investors for additional equity. Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements.


Note 15 - Selected Quarterly Information (unaudited)

      The following table presents reported net revenues, gross margin (net sales less cost of products sold), net loss and net loss per share, basic and diluted, for each quarter during the past two years:

                                             Quarter ended
                        --------------------------------------------------------
Fiscal 2001             Sept. 30,   Dec. 31,    March 31,   June 30,     Full
                          2000        2000        2001        2001       Year
                          ----        ----        ----        -----      ----

Revenues               $  6,851    $  5,290    $  5,817    $  6,205    $ 24,163
Gross margin               (452)     (1,699)       (731)       (651)     (3,533)
Net loss                 (3,104)     (5,737)     (3,921)     (4,500)    (17,262)
Net loss per share,
 basic and diluted        (0.28)      (0.51)      (0.35)      (0.40)      (1.55)

                                  Quarter ended
                        --------------------------------------------------------
Fiscal 2000             Sept. 30,   Dec. 31,    March 31,    June 30,    Full
                          1999        1999        2000        2000       Year
                          ----        ----        ----        -----      ----

Revenues               $  6,225    $  6,677    $  6,199    $  5,413    $ 24,514
Gross margin                419         302      (1,005)       (714)       (998)
Net loss                 (1,926)     (2,989)     (1,205)     (4,122)    (10,242)
Net loss per share,
basic and diluted         (0.18)      (0.28)      (0.11)      (0.37)      (0.94)

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

Financial Statements

      Reference is made to Item 8 of Part II hereof.

Financial Statement Schedules

      Schedules other than those listed above have been omitted as they are either not required, are not applicable, or the information called for is shown in the financial statements or notes thereto.

Reports on Form 8-K

      None.

Exhibits

      Reference is made to the Index to Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index to Exhibits.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ULTRALIFE BATTERIES, INC.

Date: December 12, 2001                            By: /s/John D. Kavazanjian
                                                      -----------------------
                                                   John D. Kavazanjian
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 12, 2001                      /s/John D. Kavazanjian
                                             -----------------------------------
                                             John D. Kavazanjian
                                             President, Chief Executive Officer
                                             and Director


Date: December 12,, 2001*                    /s/Robert W. Fishback
                                             -----------------------------------
                                             Robert W. Fishback
                                             Vice President - Finance and Chief
                                             Financial Officer
                                             (Principal Financial Officer)

Date: December 12, 2001*                     /s/Joseph C. Abeles
                                             -----------------------------------
                                             Joseph C. Abeles (Director)

Date: December 12, 2001*                     /s/Joseph N. Barrella
                                             -----------------------------------
                                             Joseph N. Barrella (Director)

Date: December 12, 2001*                     /s/Patricia C. Barron
                                             -----------------------------------
                                             Patricia C. Barron (Director)

Date: December 12, 2001
                                             _______________________________
                                             Daniel W. Christman (Director)

Date: December 12, 2001*                     /s/Arthur M. Lieberman
                                             -----------------------------------
                                             Arthur M. Lieberman (Director)

Date:December 12, 2001*                      /s/Carl H. Rosner
                                             -----------------------------------
                                             Carl H. Rosner (Director)

Date: December 12, 2001*                     /s/Ranjit Singh
                                             -----------------------------------
                                             Ranjit Singh (Director)

*By: /s/ JOHN D. KAVAZANJIAN
     --------------------------------
         John D. Kavazanjian, as Attorney-in-Fact