Form 10-Q/A
period 2001-09-30
ULTRALIFE BATTERIES INC
filed 2001-12-28
CIK 875657

THIS 10-Q/A REPLACES THE 10-Q FILED ON NOVEMBER 7, 2001 IN ITS ENTIRETY. CHANGES WERE MADE TO THE PREVIOUSLY FILED FORM 10-Q BASED ON THE COMMISSION'S REVIEW OF THE FORM S-3/A FILED ON DECEMBER 12, 2001 AND THE FORM 10-Q WHICH WAS INCORPORATED BY REFERENCE.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange
                   Act of 1934 for the transition period from

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


                Common stock, $.10 par value - 12,318,956 shares
                      outstanding as of November 30, 2001.

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

        Condensed Consolidated Statements of Operations -
          Three months ended September 30, 2001 and 2000.......................4

        Condensed Consolidated Statements of Cash Flows -
          Three months ended September 30, 2001 and 2000.......................5

        Notes to Consolidated Financial Statements.............................6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................9


Item 3. Quantitative and Qualitative Disclosures
          About Market Risk...................................................14


PART II    OTHER INFORMATION


Item 1. Legal Proceedings.....................................................14

Item 6. Exhibits and Reports on Form 8-K......................................15


SIGNATURES ...................................................................16

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                      September 30,    June 30,
                  ASSETS                                  2001           2001
                  ------                              -------------    --------
                                                       (unaudited)
Current assets:
  Cash and cash equivalents                            $   1,196      $     494
  Available-for-sale securities                            3,726          3,113
  Trade accounts receivable (less allowance
    for doubtful accounts of $269 at
    September 30, 2001 and $262 at
    June 30, 2001)                                         5,211          3,379
  Inventories                                              4,878          5,289
  Other receivables                                          995            736
  Prepaid expenses and other current assets                1,404            912
                                                       ---------      ---------
       Total current assets                               17,410         13,923
                                                       ---------      ---------

Property, plant and equipment                             32,737         32,997

Other assets:
  Investment in affiliates                                    --             --
  Technology license agreements (net of
    accumulated amortization of $1,193
    at September 30, 2001 and $1,168 at
    June 30, 2001)                                           258            283
                                                       ---------      ---------
                                                             258            283
                                                       ---------      ---------

Total Assets                                           $  50,405      $  47,203
                                                       =========      =========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                          $     983      $   1,065
  Accounts payable                                         4,298          3,755
  Accrued compensation                                       262            427
  Other current liabilities                                2,102          1,855
                                                       ---------      ---------
       Total current liabilities                           7,645          7,102

Long-term liabilities:
  Long-term debt and capital lease
    obligations                                            2,460          2,648

Shareholders' equity :
  Preferred stock, par value $0.10
    per share, authorized 1,000,000
    shares; none outstanding                                  --             --
  Common stock, par value $0.10 per
    share, authorized 40,000,000 shares;
    issued - 12,578,186 at September 30,
    2001 and 11,488,186 at June 30, 2001)                  1,258          1,149
  Capital in excess of par value                         105,640         99,389
  Accumulated other comprehensive loss                      (929)        (1,058)
  Accumulated deficit                                    (65,366)       (61,724)
                                                       ---------      ---------
                                                          40,603         37,756
  Less --Treasury stock, at cost --
    27,250 shares                                            303            303
                                                       ---------      ---------
       Total shareholders' equity                         40,300         37,453
                                                       ---------      ---------
Total Liabilities and Shareholders'
  Equity                                               $  50,405      $  47,203
                                                       =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                     2001            2000
                                                   --------        --------

Revenues                                           $  7,616        $  6,851

Cost of products sold                                 8,064           7,303
                                                   --------        --------

Gross margin                                           (448)           (452)

Operating expenses:
  Research and development                            1,182             560
  Selling, general, and administrative                2,121           1,796
                                                   --------        --------
Total operating expenses                              3,303           2,356

Operating loss                                       (3,751)         (2,808)

Other income (expense):
  Interest income                                        69             215
  Interest expense                                      (82)           (121)
  Equity loss in affiliate                             --              (332)
  Miscellaneous income (expense)                        122             (58)
                                                   --------        --------
Loss before income taxes                             (3,642)         (3,104)
                                                   --------        --------

Income taxes                                           --              --
                                                   --------        --------

Net loss                                           $ (3,642)       $ (3,104)
                                                   ========        ========

Net loss per share, basic and diluted              $  (0.30)       $  (0.28)
                                                   ========        ========

Weighted average shares outstanding,
  basic and diluted                                  12,005          11,076
                                                   ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                      2001          2000
                                                   --------       --------

OPERATING ACTIVITIES
Net loss                                           $ (3,642)      $ (3,104)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization                         1,162            913
Equity loss in affiliate                                 --            332
Changes in operating assets and
  liabilities:
  Accounts receivable                                (1,832)        (1,039)
  Inventories                                           411           (546)
  Prepaid expenses and other
    current assets                                     (751)          (372)
  Accounts payable and other
    current liabilities                                 625            499

                                                   --------       --------
Net cash used in operating activities                (4,027)        (3,317)
                                                   --------       --------

INVESTING ACTIVITIES
Purchase of property and equipment                     (613)        (1,520)
Purchase of securities                               (7,765)       (13,972)
Sales of securities                                   7,153          8,583
Maturities of securities                                 --          5,359
                                                   --------       --------
Net cash used in investing activities                (1,225)        (1,550)
                                                   --------       --------

FINANCING ACTIVITIES
Proceeds from issuance of
  common stock                                        6,360            426
Principal payments on long-term
  debt and capital lease obligations                   (270)          (203)
                                                   --------       --------
Net cash provided by financing activities             6,090            223
                                                   --------       --------

Effect of exchange rate changes on cash                (136)            45
                                                   --------       --------

Increase (decrease) in cash and
  cash equivalents                                      702         (4,599)

Cash and cash equivalents at
  beginning of period                                   494          5,712

                                                   --------       --------
Cash and cash equivalents at
  end of period                                    $  1,196       $  1,113
                                                   ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized (loss) gain on securities               $     (1)      $      2
                                                   ========       ========
Interest paid                                      $     78       $     81
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
                                                         =======        =======

4.    INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

                                              September 30, 2001   June 30, 2001
                                              ------------------   -------------
      Raw materials                                      $ 2,167         $ 2,595
      Work in process                                      1,660           1,233
      Finished goods                                       1,453           1,872
                                                         -------         -------
                                                           5,280           5,700
      Less: Reserve for obsolescence                         402             411
                                                         -------         -------
                                                         $ 4,878         $ 5,289
                                                         =======         =======

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

      Three Months Ended September 30, 2001

                                    Primary   Rechargeable  Technology
                                   Batteries   Batteries     Contracts  Corporate   Total
                                   -------------------------------------------------------
Revenues                           $  7,274     $    135       $207      $    --   $ 7,616
Segment contribution                    727       (2,378)        21       (2,121)   (3,751)
Interest, net                                                                (13)      (13)
Equity loss in affiliate                                                                --
Miscellaneous income                                                         122       122
Income taxes                                                                            --
                                                                                   -------
Net loss                                                                           $(3,642)
Total assets                       $ 21,049     $ 20,604       $312      $ 8,440   $50,405

Three Months Ended September 30, 2000

                                    Primary   Rechargeable  Technology
                                   Batteries   Batteries     Contracts  Corporate   Total
                                   -------------------------------------------------------
Revenues                           $ 6,242      $   120        $489      $    --   $  6,851
Segment contribution                    11       (1,057)         34       (1,796)    (2,808)
Interest, net                                                                 94         94
Equity loss in affiliate                                                    (332)      (332)
Miscellaneous expense                                                        (58)       (58)
Income taxes                                                                             --
                                                                                    -------
Net loss                                                                            $(3,104)
Total assets                       $14,916      $ 23,044       $494      $23,671    $ 62,125

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

Results of Operations

Three months ended September 30, 200 1 and 2000

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

      Cost of products sold amounted to $8,064,000 for the three-month period ended September 30, 2001, an increase of $761,000, or 10% over the same three month period a year ago. The gross margin on total revenues for the quarter was a loss of 6%, compared to a loss of 7% in the prior year. The improvement in gross margins was affected by two offsetting factors. First, Primary gross margins increased $933,000 over the prior year from a 0% gross margin in fiscal 2001 to a 14% gross margin in fiscal 2002. This improvement in margins is principally the result of enhancements in the manufacturing process due to the implementation of lean manufacturing practices and increased sales. To date, lean manufacturing practices in the Primary battery segment have resulted in quicker manufacturing throughput times, greater operating efficiencies and a reduction of inventory. The improvements in gross margins in the Primary segment were offset by declines in the Rechargeable segment. Cost of products sold in the Rechargeable segment increased $931,000 over the prior year period due to the lack of production volume in the current year and the production of cell phone batteries, which were included in inventory, in the prior year but not in fiscal 2002. In the second quarter of fiscal 2001, the Company shifted its focus to design and manufacture lightweight custom sized batteries for OEMs rather than focus on the broad retail cell phone market due to the heavy competition. The manufacture of cell phone batteries was an important milestone for the Company as it demonstrated the Company's ability to mass produce polymer rechargeable batteries. The Company continues to actively design and develop rechargeable batteries and is vigorously supplying samples to OEMs in order to achieve the desired sales growth in this segment.

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

Liquidity and Capital Resources


      At September 30, 2001, cash and cash equivalents and available for sale securities totaled $4,922,000. The Company used $4,027,000 of cash in operating activities during the first three months of fiscal 2002. This usage of cash related primarily to the net loss reported for the period and an increase in accounts receivable and other current assets, offset in part by depreciation, decreases in inventories, and an increase in current liabilities. More specifically, receivables increased $1,832,000 from June 30, 2001 to September 30, 2001. This increase resulted from a significant increase in revenues in the first quarter of fiscal 2002 as compared with the fourth quarter of fiscal 2001. A significant portion of the sales in the first fiscal quarter were generated in the last month of the quarter. This resulted in a large increase in receivables for the first quarter of fiscal 2002. We do not anticipate any recoverability issues with these outstanding receivables. Additionally, the Company spent $613,000 for capital expenditures for production equipment and facilities improvements during the first quarter 2002.


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


      In October and November 2001, the Company realigned its resources to address the changing market conditions and to better meet customer demand in areas of the business that are growing. The realignment did not significantly change any of the Company's existing operations nor were any product lines discontinued. A majority of employees affected by this realignment were re-deployed from the Rechargeable segment and support functions into open direct labor positions in the Primary segment, due to the significantly growing demand for primary batteries from the military. Less than 7% of the Company's total employees were terminated. The realignment did not result in any significant severance costs. The Company expects to realize cost savings from the measures being taken of approximately $1.5 million per quarter. These quarterly savings are comprised of approximately $1.1 million of reduced labor costs, approximately $0.2 million of reduced material usage, and approximately $0.2 million of lower administrative expenses. Approximately one-third of these savings, due to the timing of implementation of the actions taken, will be realized in the second fiscal quarter, with the full amount to be realized in the third fiscal quarter.

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

                                       ULTRALIFE BATTERIES, INC.
                                             (Registrant)


   Date: December 28, 2001         By: /s/ John D. Kavazanjian
                                       -----------------------------------------
                                           John D. Kavazanjian
                                           President and Chief Executive Officer

   Date: December 28, 2001         By: /s/ Robert W. Fishback
                                       -----------------------------------------
                                           Robert W. Fishback
                                           Vice President of Finance and Chief
                                           Financial Officer