Form 10-Q
period 2001-12-31
ULTRALIFE BATTERIES INC
filed 2002-02-13
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

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

      Common stock, $.10 par value - 12,318,956 shares outstanding as of January 31, 2002.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
                 December 31, 2001 and June 30, 2001.........................3

               Condensed Consolidated Statements of Operations -
                 Three and six months ended December 31, 2001 and 2000.......4

               Condensed Consolidated Statements of Cash Flows -
                 Six months ended December 31, 2001 and 2000.................5

               Notes to Consolidated Financial Statements....................6

Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............11

Item 3.        Quantitative and Qualitative Disclosures
                 About Market Risk..........................................17


PART II OTHER INFORMATION

Item 1.        Legal Proceedings............................................17

Item 4.        Submission of Matters to a Vote of Security Holders..........18

Item 6.        Exhibits and Reports on Form 8-K.............................18



SIGNATURES .................................................................19

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

--------------------------------------------------------------------------------

                                                         December 31,   June 30,
                        ASSETS                              2001         2001
                                                            ----         ----
                                                        (unaudited)
Current assets:
   Cash and cash equivalents                             $    706    $    494
   Available-for-sale securities                              968       2,573
   Restricted cash                                          1,300         540
   Trade accounts receivable (less allowance
     for doubtful accounts of $285 at
     December 31, 2001 and $262 at June 30, 2001)           4,426       3,379
   Inventories                                              5,459       5,289
   Prepaid expenses and other current assets                1,131       1,648
                                                         --------    --------

       Total current assets                                13,990      13,923
                                                         --------    --------

Property, plant and equipment                              32,020      32,997

Other assets:
  Investment in affiliates                                     --          --
  Technology license agreements (net of
    accumulated amortization of $1,218 at
    December 31, 2001 and $1,168 at
    June 30, 2001)                                            233         283
                                                         --------    --------
                                                              233         283
                                                         --------    --------

Total Assets                                             $ 46,243    $ 47,203
                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt
     and capital lease obligations                       $    955    $  1,065
   Accounts payable                                         4,368       3,755
   Other current liabilities                                1,763       2,282
                                                         --------    --------
       Total current liabilities                            7,086       7,102

Long-term liabilities:
   Long-term debt and capital lease obligations             2,202       2,648

Shareholders' equity:
   Preferred stock, par value $0.10 per share,
     authorized 1,000,000 shares;
     none outstanding                                          --          --
   Common stock, par value $0.10 per share,
     authorized 40,000,000 shares
     issued - 12,578,186 at December 31, 2001 and
     11,488,186 at June 30, 2001)                           1,258       1,149
   Capital in excess of par value                         105,621      99,389
   Accumulated other comprehensive loss                      (835)     (1,058)
   Accumulated deficit                                    (68,786)    (61,724)
                                                         --------    --------
                                                           37,258      37,756

   Less--Treasury stock, at cost--27,250 shares               303         303
                                                         --------    --------
        Total shareholders' equity                         36,955      37,453
                                                         --------    --------
Total Liabilities and Shareholders' Equity               $ 46,243    $ 47,203
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

--------------------------------------------------------------------------------

                              Three Months Ended     Six Months Ended
                                 December 31,          December 31,
                               2001       2000       2001       2000
                               ----       ----       ----       ----

Revenues                     $ 7,459    $ 5,290    $15,075    $12,141

Cost of products sold          7,671      6,989     15,735     14,292
                             -------    -------    -------    -------

Gross margin                    (212)    (1,699)      (660)    (2,151)

Operating expenses:
  Research and development       972        948      2,154      1,508
  Selling, general, and
  administrative               2,092      2,060      4,213      3,856
                             -------    -------    -------    -------
Total operating expenses       3,064      3,008      6,367      5,364

Operating loss                (3,276)    (4,707)    (7,027)    (7,515)

Other income (expense):
  Interest income                 16        276         85        502
  Interest expense               (93)      (121)      (175)      (253)
  Equity loss in affiliate        --     (1,258)        --     (1,590)
  Miscellaneous                  (67)        73         55         15
                             -------    -------    -------    -------
Loss before income taxes      (3,420)    (5,737)    (7,062)    (8,841)
                             -------    -------    -------    -------

Income taxes                      --         --         --         --
                             -------    -------    -------    -------

Net loss                     $(3,420)   $(5,737)   $(7,062)   $(8,841)
                             =======    =======    =======    =======


Net loss per share, basic
  and diluted                $ (0.28)   $ (0.51)   $ (0.58)   $ (0.80)
                             =======    =======    =======    =======

Weighted average shares
  outstanding, basic and
  diluted                     12,319     11,151     12,140     11,113
                             =======    =======    =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                Six Months Ended December 31,
                                                   2001            2000
                                                   ----            ----

OPERATING ACTIVITIES
Net loss                                         $(7,062)        $ (8,841)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization                      2,134            1,912
Equity loss in affiliate                              --            1,590
Changes in operating assets and
  liabilities:
   Accounts receivable                            (1,047)              78
   Inventories                                      (170)             244
   Prepaid expenses and other
     current assets                                  517             (333)
   Accounts payable and other
     current liabilities                              94              562
                                                 -------         --------
Net cash used in operating activities             (5,534)          (4,788)
                                                 -------         --------

INVESTING ACTIVITIES
Purchase of property and equipment                (1,538)          (2,916)
Proceeds from sale leaseback                         544               --
Purchase of securities                            (9,090)         (21,048)
Sales of securities                                9,935           14,128
Maturities of securities                              --           10,230
                                                 -------         --------
Net cash (used in) provided by
  investing activities                              (149)             394
                                                 -------         --------

FINANCING ACTIVITIES
Proceeds from issuance of
  common stock                                     6,341              606
Principal payments on long-term
  debt and capital lease obligations                (556)            (380)
                                                 -------         --------
Net cash provided by financing activities          5,785              226
                                                 -------         --------

Effect of exchange rate changes on cash              110             (174)
                                                 -------         --------

Increase (Decrease) in cash and
  cash equivalents                                   212           (4,342)

Cash and cash equivalents at
  beginning of period                                494            5,712

                                                 -------         --------
Cash and cash equivalents at
  end of period                                  $   706         $  1,370
                                                 =======         ========

SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain on securities                    $    --         $      1
                                                 =======         ========
Interest paid                                    $   108         $     69
                                                 =======         ========

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

3. COMPREHENSIVE INCOME (LOSS)

      The components of the Company's total comprehensive loss were:

                                                       (unaudited)
                                          Three months ended  Six months ended
                                              December 31,      December 31,
                                            2001      2000      2001     2000
                                          --------  -------   -------   -------
Net loss                                  $(3,420)  $(5,737)  $(7,062)  $(8,841)

Unrealized (loss) gain on securities           --        (1)       --         1
Foreign currency translation adjustments       94      (221)      223      (176)
                                          -------   -------   -------   -------

Total comprehensive loss                  $(3,326)  $(5,959)  $(6,839)  $(9,016)
                                          =======   =======   =======   =======

4. INVENTORIES

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                              (unaudited)
                                           December 31, 2001    June 30, 2001
                                           -----------------    -------------
Raw materials                                    $2,811             $2,595
Work in process                                   1,930              1,233
Finished goods                                    1,075              1,872
                                                 ------             ------
                                                  5,816              5,700
Less: Reserve for obsolescence                      357                411
                                                 ------             ------
                                                 $5,459             $5,289
                                                 ======             ======

5. PROPERTY, PLANT AND EQUIPMENT

      Major classes of property, plant and equipment consisted of the following:

                                              (unaudited)
                                              December 31,   June 30,
                                                  2001         2001
                                              ------------   --------
      Land                                      $   123      $   123
      Buildings and Leasehold Improvements        1,608        1,608
      Machinery and Equipment                    38,449       37,891
      Furniture and Fixtures                        311          291
      Computer Hardware and Software              1,406        1,375
      Construction in Progress                    3,538        2,984
                                                -------      -------
                                                 44,985       44,272
      Less:  Accumulated Depreciation            13,415       11,275
                                                -------      -------
                                                $32,020      $32,997
                                                =======      =======

6. COMMITMENTS AND CONTINGENCIES

      As of December 31, 2001, the Company had $1,300 in restricted cash with two lending institutions. $250 of this amount was for a letter of credit against a building and equipment operating lease. The remaining $1,050 represents funds restricted by the Company's primary lending institution to cover outstanding letters of credit in excess of eligible assets. The Company is in the process of restructuring the terms of the credit facility with the lending institution to increase the amount of eligible assets.

      The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be refiled. The shareholder action was subsequently refiled, asserting substantially the same claims as in the prior pleading. The Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs filed a Notice of Appeal to the Third Circuit Court of Appeals and the parties submitted their briefs. Subsequently, the parties notified the Court of Appeals that they had reached an agreement in principle to resolve the outstanding appeal and settle the case upon terms and conditions which require submission to the District Court for approval. Upon application of the parties and in order to facilitate the parties' pursuit of settlement, the Court of Appeals issued an Order dated May 18, 2001 adjourning oral argument on the appeal and remanding the case to the District Court for further proceedings in connection with the proposed settlement.

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. Because of these developments with the insurance carrier, the Company may cancel the settlement agreement and allow the stockholders to proceed with their appeal.

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling occurred in the fourth quarter of fiscal 2001 and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC has reviewed the report and in January 2002 recommended additional testing. The Company has responded by submitting a proposed work plan to NYSDEC and is waiting further review. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

7. BUSINESS SEGMENT INFORMATION (unaudited)

      The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt batteries, cylindrical batteries and various specialty batteries. The Rechargeable Batteries segment consists of the Company's rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

Three Months Ended December 31, 2001
------------------------------------
                        Primary   Rechargeable  Technology
                       Batteries   Batteries    Contracts   Corporate     Total
                       ---------------------------------------------------------
Revenues                $ 7,020     $   153         $286    $    --     $ 7,459
Segment contribution        712      (1,926)          30     (2,092)     (3,276)
Interest, net                                                   (77)        (77)
Equity loss in
  affiliate                                                      --          --
Miscellaneous expense                                           (67)        (67)
Income taxes                                                     --          --
                                                                        -------
Net loss                                                                $(3,420)
Total assets            $20,535     $19,827         $309    $ 5,572     $46,243

Three Months Ended December 31, 2000
------------------------------------
                        Primary   Rechargeable  Technology
                       Batteries   Batteries    Contracts   Corporate     Total
                       ---------------------------------------------------------
Revenues               $ 4,667     $    44        $579      $    --     $ 5,290
Segment contribution         6      (2,680)         56       (2,089)     (4,707)
Interest income, net                                            155         155
Equity loss in
  affiliate                                                  (1,258)     (1,258)
Miscellaneous                                                    73          73
Income taxes                                                     --          --
                                                                        -------
Net loss                                                                $(5,737)
Total assets           $17,884     $22,504        $288      $15,556     $56,232

Six Months Ended December 31, 2001
----------------------------------
                        Primary   Rechargeable  Technology
                       Batteries   Batteries    Contracts   Corporate     Total
                       ---------------------------------------------------------
Revenues               $14,294     $   288        $493      $    --     $15,075
Segment contribution     1,439      (4,304)         51       (4,213)     (7,027)
Interest, net                                                   (90)        (90)
Equity loss in
  affiliate                                                      --          --
Miscellaneous income                                             55          55
Income taxes                                                     --          --
                                                                        -------
Net loss                                                                $(7,062)
Total assets           $20,535     $19,827        $309      $ 5,572     $46,243

Six Months Ended December 31, 2000
----------------------------------
                        Primary   Rechargeable  Technology
                       Batteries   Batteries    Contracts   Corporate     Total
                       ---------------------------------------------------------
Revenues               $10,909     $   164        $1,068    $    --     $12,141
Segment contribution        17      (3,766)           90     (3,856)     (7,515)
Interest income                                                 249         249
Equity loss in
  affiliate                                                  (1,590)     (1,590)
Miscellaneous                                                    15          15
Income taxes                                                     --          --
                                                                     -  -------
Net loss                                                                $(8,841)
Total assets           $17,884     $22,504        $  288    $15,556     $56,232

8. OTHER MATTERS

      On July 20, 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

      In October 2001, the Company was informed by its primary lending institution that its borrowing availability under the $20,000 credit facility had been effectively reduced to zero as a result of a recent appraisal of its fixed assets. Accordingly, the Company's liquidity depends on the Company's ability to successfully generate positive cash flow from operations and achieve adequate operational savings. The Company is also exploring opportunities for new or additional equity or debt financing. Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements.

      In October and November 2001, the Company realigned its resources to address the changing market conditions and to better meet customer demand in areas of the business that are growing. The realignment did not significantly change any of the Company's existing operations nor were any product lines discontinued. A majority of employees affected by this realignment were re-deployed from the Rechargeable segment and support functions into open direct labor positions in the Primary segment, due to the significantly growing demand for primary batteries from the military. Less than 7% of the Company's total employees were terminated. The realignment did not result in any significant severance costs. The Company expects to realize cost savings from the measures being taken of approximately $1,500 per quarter. These quarterly savings are comprised of approximately $1,100 of reduced labor costs, approximately $200 of reduced material usage, and approximately $200 of lower administrative expenses. The Company anticipates the full amount of the realignment to be realized in the third fiscal quarter.

      Additionally, in October 2001, the Company expanded its leasing arrangement with a third party leasing agency. The revision increased the amount of the lease line to $4,000, from a previous amount of $2,000. The additional line will be used to fund capital expansion plans for manufacturing equipment which will allow increased capacity within the Company's Primary business unit. Once the lease line has been fully utilized the Company's quarterly lease payment will approximate $226.

      In November 2001, the Company received approval for two grants from New York State and a federally sponsored small cities program in the aggregate amount of $1,050. The grants will assist in funding current capital expansion plan which the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. Additionally, the Company is obligated under the terms of the grants to achieve a certain level of new jobs over the next five years. If the Company does not meet its employment quota, it will be required to pay back a portion or all of the amount of the grant depending on the lapsed time.

9. NEW ACCOUNTING PRONOUNCMENT

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company is required to adopt SFAS No. 144 for fiscal years beginning after July 1, 2002. The Company is currently assessing the financial impact of SFAS No. 144 on its financial statements.

10. SUBSEQUENT EVENT

      On February 11, 2002, in its ongoing effort to improve liquidity to bring costs more in line with revenues, the Company took further action to reduce costs. The cost reductions included employee terminations and salary reductions, discontinuance of certain employee benefits and other cost saving initiatives in general and administrative areas. As part of these actions, the Company temporarily suspended the Company's match on the 401k plan. The Company anticipates an approximately $800 reduction in expenses per quarter because of this action. Nearly two-thirds of the savings will reduce cost of products sold and one-third will reduce general and administrative costs. The Company expects to realize approximately half of the savings in the third fiscal quarter and 100% in the fourth fiscal quarter. Severance costs associated with this action will be incurred in the third fiscal quarter and are not material. This action plus the prior actions taken by the Company as outlined above will aggregate to an anticipated cost savings of approximately $2,300 per quarter.

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

General

      Ultralife Batteries, Inc. develops, manufactures and markets a wide range of standard and customized primary lithium and polymer rechargeable batteries for use in a wide array of applications. The Company believes that its proprietary technologies allow the Company to offer batteries that are ultra-thin, lightweight and generally achieve longer operating time than many competing batteries currently available. To date, the Company has focused on manufacturing a family of lithium primary batteries for consumer, industrial, and military applications which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company has introduced its advanced rechargeable batteries which are based on its proprietary technology for use in portable electronic applications.

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

      The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt batteries, cylindrical batteries and various specialty batteries. The Rechargeable Batteries segment consists of the

Company's rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

Results of Operations

Three months ended December 31, 2001 and 2000

      Consolidated revenues increased 41% or $2,169,000 to $7,459,000 for the second three months of fiscal 2002, compared to the same quarter in fiscal 2001. Primary battery sales increased $2,353,000, or 50%, from $4,667,000 last year to $7,020,000 this year. In December 2000, the Company began production and shipments of the BA-5368 battery used by the military in survival radios for pilots, and this new small cylindrical battery resulted in approximately $1,400,000 in sales in the second quarter of fiscal 2002. Also adding to the notable increase in revenues was an increase of $733,000 or 100% in sales of the High Rate and assembled batteries due to increased demand from the UK military as compared to prior year. These increases were offset in part by a decline in Technology Contract revenues. As expected, Technology Contract revenues declined $293,000, from $579,000 to $286,000 due to the scheduled reduction of certain non-renewable government contracts.

      Cost of products sold amounted to $7,671,000 for the three-month period ended December 31, 2001, an increase of $682,000, or 10% over the same three month period a year ago. The gross margin on total revenues for the quarter was a loss of 3%, compared to a loss of 32% in the prior year. The improvement in gross margins was attributed to greater sales, significant efficiencies attained in the manufacturing process and an inventory valuation adjustment made in the prior year on rechargeable batteries. Primary gross margins increased $968,000 over the prior year from a 0% gross margin in fiscal 2001 to a 14% gross margin in fiscal 2002. This improvement in margins is principally the result of increased sales and enhancements in the manufacturing process due to the implementation of lean manufacturing practices. To date, lean manufacturing practices in the Primary battery segment have resulted in quicker manufacturing throughput times, greater operating efficiencies and a reduction of inventory. Cost of products sold in the Rechargeable segment decreased $433,000 over the prior year period due to the inventory adjustment of $400,000 made in the comparable quarter in the prior year to reduce the market value of the inventory. The Rechargeable business remains a large opportunity but one that the Company expects to realize over the long term. By focusing on this opportunity and broadening its offerings, the Company believes that it has a good prospect of realizing this growth potential.

      Operating and other expenses were $3,064,000 the three months ended December 31, 2001 compared to $3,008,000 in the prior year, an increase of $56,000, or 2%. The increase is largely driven by an increase in administrative costs related to severance costs incurred during the quarter as a result of the resource realignment.

      Interest income decreased $260,000, or 94%, from $276,000 in the second quarter of fiscal 2001 to $16,000 in the second quarter of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and the reduction of rates of return on investments. Interest expense declined $28,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity loss in affiliate was $1,258,000 for its equity interests in Ultralife Taiwan, Inc. (UTI) for the quarter ended December 31, 2001. No losses have been recorded in fiscal 2002 as the investment on the balance sheet has been written down to zero under the equity method of accounting. Additionally, in August 2001, the Company's ownership in UTI was reduced to 33% as a result of additional capital raised by UTI for its ongoing expansion. Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $3,420,000, or $0.28 per share, for the second three months of fiscal 2002 compared to $5,737,000, or $0.51 per share, for the same quarter last year primarily as a result of the reasons described above.

Six months ended December 31, 2001 and 2000

      Consolidated revenues reached a new six month record of $15,075,000 for the first half of fiscal 2002, an increase of $2,934,000, or 24%, over the comparable quarter in fiscal 2001. Primary battery sales increased $3,385,000, or 31%, from $10,909,000 last year to $14,294,000 this year. In fiscal 2001, the Company began production and shipments of the BA-5368 battery used by the military in survival radios for pilots, and this new small cylindrical battery resulted in approximately $2,500,000 in sales in the first half of fiscal 2002. Shipments of High Rate and assembled batteries also increased over $800,000, or 59%, as a result of an increase in demand from the UK military. Partially offsetting these increases was a decline in Technology Contract revenues. As expected, Technology Contract revenues declined $575,000, from $1,068,000 to $493,000 due to the scheduled reduction of certain non-renewable government contracts.

      Cost of products sold amounted to $15,735,000 for the six-month period ended December 31, 2001, an increase of $1,443,000, or 10% over the same six month period a year ago. The gross margin on total revenues for the first half of the year was a loss of 4%, compared to a loss of 18% in the prior year. The improvement in gross margins was affected by two offsetting factors. Primary gross margins increased $1,901,000 over the prior year from a 0% gross margin in fiscal 2001 to a 13% gross margin in fiscal 2002. This improvement in margins is principally the result of increased sales and enhancements in the manufacturing process due to the implementation of lean manufacturing practices. To date, lean manufacturing practices in the Primary battery segment have resulted in quicker manufacturing throughput times, greater operating efficiencies and a reduction of inventory. The improvements in gross margins in the Primary segment were partially offset by declines in the Rechargeable segment. In the Rechargeable segment cost of products sold increased $495,000 over the prior year period due to less overhead absorption due to lower production volumes. In the second quarter of fiscal 2001, due to the heavy competition, the Company shifted its focus to design and manufacture lightweight custom sized batteries for OEMs rather than focus on the broad retail cell phone market. The manufacture of cell phone batteries was an important milestone for the Company as it demonstrated the Company's ability to mass produce polymer rechargeable batteries. The Company continues to actively design and develop rechargeable batteries and is vigorously supplying samples to OEMs in order to achieve the desired sales growth in this segment. Additionally, in the second quarter of fiscal 2002, the Company reallocated resources to better align itself with the demand in the marketplace. The Company has experienced significant demand from the military and as a result shifted significant resources to be able to produce levels necessary to meet the demand. This resulted in less costs charged to the Rechargeable business unit.

      Operating and other expenses were $6,367,000 for the six months ended December 31, 2001 from $5,364,000 in the prior year, an increase of $1,003,000, or 19%. Of the Company's operating and other expenses, research and development expenses increased $646,000, or 43%, to $2,154,000 for the first half of fiscal 2002. The increase in research and development expenses was due to greater development of samples and new product designs of polymer rechargeable batteries in fiscal 2002, as well as increases in research and development costs in the Primary battery business unit as prototypes were built for qualification with the US Army. Selling, general and administrative costs increased $357,000 or 9% over the prior year period. This increase was mainly due to higher selling, marketing, and advertising costs, both in the U.S. and abroad as the Company enhanced its market coverage at the end of fiscal 2001, as well as severance costs incurred in conjunction with the realignment previously mentioned.

      Interest income decreased $417,000, or 83%, from $502,000 in the first half of fiscal 2001 to $85,000 in the first half of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and the reduction of rates of return on investments. Interest expense declined $78,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity loss in affiliate was $1,590,000 for its equity interest in Ultralife Taiwan, Inc. (UTI) for the first half of fiscal 2001. No losses have been recorded in fiscal 2002 as the investment on the balance sheet has been written down to zero under the equity method of accounting. Additionally, in August 2001, the Company's ownership in UTI was reduced to 33% as a result of additional capital raised by UTI for its ongoing expansion. Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $7,062,000, or $0.58 per share, for the first six months of fiscal 2002 compared to $8,841,000, or $0.80 per share, for the same quarter last year primarily as a result of the reasons described above.

Liquidity and Capital Resources

      At December 31, 2001, cash and cash equivalents and available for sale securities totaled $2,974,000. Of this amount, $1,300,000 is restricted at December 31, 2001 to cover a portion of the outstanding letters of credit. The Company used $5,534,000 of cash in operating activities during the first six months of fiscal 2002. This usage of cash related primarily to the net loss reported for the period and an increase in accounts receivable, offset in part by depreciation and decreases in other current assets. More specifically, receivables increased $1,047,000 from June 30, 2001 to December 31, 2001. This increase resulted from a significant increase in revenues in the second quarter of fiscal 2002 as compared with the fourth quarter of fiscal 2001. The Company does not anticipate any significant recoverability issues with these outstanding receivables. The Company spent $1,538,000 for capital expenditures for production equipment and facilities improvements during the first half 2002, and of this amount approximately $544,000 was received as proceeds in a sale leaseback transaction. Additionally, in February 2002, the Company received approximately $450,000 in proceeds from a sale leaseback of assets previously purchased by the Company. As of February 11, 2002 nearly $600,000 remains available under the lease line of credit.

      At December 31, 2001, the Company had long-term debt outstanding including capital lease obligations of $2,202,000 primarily relating to the financing arrangement entered into by the Company at the end of fiscal 2000, described below.

      In June 2000, the Company entered into a $20,000,000 secured credit facility with a lending institution. The financing agreement consists of an initial $12,000,000 term loan component based on the valuation of the Company's fixed assets (of which $2,867,000 was outstanding on the term loan at December 31, 2001) and a revolving credit facility component for an initial $8,000,000, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). While the amount available under the term loan component amortizes over time, the amount of the revolving credit facility component increases by an equal and offsetting amount. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. The total amount available under the revolver component is reduced by outstanding letters of credit. The Company had $3,800,000 outstanding on a letter of credit as of December 31, 2001. In October 2001, the Company was informed by its primary lending institution that its borrowing availability under the $20,000,000 credit facility had been effectively reduced to zero as the result of a recent appraisal of its fixed assets. The appraisal resulted in a significant decrease in the valuation of the Company's machinery and equipment which was based on an "orderly liquidation valuation" methodology used by the appraiser. The Company is in the process of restructuring the terms of the credit facility with the lending institution to enhance the Company's borrowing flexibility.

      On July 20, 2001, the Company completed a $6,800,000 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

      In October 2001, the Company increased the lease line of credit with a financing institution to $4,000,000 to acquire equipment in the Primary business. In conjunction with this lease, the Company has obtained and is required to maintain an additional letter of credit for $1,900,000. The total outstanding letters of credit for this lease arrangement equal $3,800,000.

      The Company's capital resource commitments as of December 31, 2001 consisted principally of capital equipment commitments of approximately $732,000.

      As previously noted, the Company's primary lending institution significantly reduced the total amount of the credit facility available. Accordingly, the Company's liquidity depends on the Company's ability to successfully generate positive cash flow from operations and achieve adequate operational savings. In addition, the Company is working with its primary lending bank to obtain increased credit flexibility. The Company is also exploring opportunities for new or additional equity or debt financing. Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements. See additional comments on the Company's recent cost reduction actions in "Outlook".

Outlook

      The Company expects to achieve an increase of approximately 15% in consolidated revenues in the third quarter of fiscal 2002 as compared to the second quarter of fiscal 2002. During the third fiscal quarter, the Company is projecting the growth to come largely from standard cylindrical and high rate batteries for growth in military markets. Sales of 9-volt batteries are expected to increase slightly from the second quarter as smoke detector and medical customers replenish their inventories. The Company expects to take advantage of its flexibility to tailor and develop its existing and new products that will continue to enhance revenue growth throughout the year. The Company believes that it is well positioned with its current portfolio of products, and its new products in development, to meet the current demands communicated to the Company by the commercial and military customers, both in the US and UK. Management believes that revenues will increase fiscal year 2002 over fiscal year 2001 in the range of 40%.

      Management has maintained focus on two key financial goals - to reach operating cash breakeven by March 2002 and to attain positive net income by June 2002. While these goals are dependent on continuing increases in sales volumes and improving operating efficiencies, management is striving to meet these objectives, and they believe that the strategies being put into action will drive the Company toward these goals.

      In October and November 2001, the Company realigned its resources to address the changing market conditions and to better meet customer demand in areas of the business that are growing. The realignment did not significantly change any of the Company's existing operations nor were any product lines discontinued. A majority of employees affected by this realignment were re-deployed from the Rechargeable segment and support functions into open direct labor positions in the Primary segment, due to the significantly growing demand for primary batteries from the military. Less than 7% of the Company's total employees were terminated. The realignment did not result in any significant severance costs. The Company expects to realize cost savings from the measures being taken of approximately $1.5 million per quarter. These quarterly savings are comprised of approximately $1.1 million of reduced labor costs, approximately $0.2 million of reduced material usage, and approximately $0.2 million of lower administrative expenses. The Company anticipates the full amount of this realignment to be realized in the third fiscal quarter.

      On February 11, 2002, in its ongoing effort to improve liquidity to bring costs more in line with revenues, the Company took further action to reduce costs. The cost reductions included employee terminations and salary reductions, discontinuance of certain employee benefits and other cost saving initiatives in general and administrative areas. As part of these actions, the Company temporarily suspended the Company's match on the 401k plan. The Company anticipates an approximately $800,000 reduction in expenses per quarter because of this action. Nearly two-thirds of the savings will reduce cost of products sold and one-third will reduce general and administrative costs. The Company expects to realize approximately half of the savings in the third fiscal quarter and 100% in the fourth fiscal quarter. Severance costs associated with this action will be incurred in the third fiscal quarter and are not material. This action plus the prior actions taken by the Company as outlined above will aggregate to an anticipated cost savings of approximately $2.3 million per quarter.

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

      In August 1998, the Company, its Directors, and certain underwriters were named as defendants in a complaint filed in the United States District Court for the District of New Jersey by certain shareholders, purportedly on behalf of a class of shareholders, alleging that the defendants, during the period April 30, 1998 through June 12, 1998, violated various provisions of the federal securities laws in connection with an offering of 2,500,000 shares of the Company's Common Stock. The complaint alleged that the Company's offering documents were materially incomplete, and as a result misleading, and that the purported class members purchased the Company's Common Stock at artificially inflated prices and were damaged thereby. Upon a motion made on behalf of the Company, the Court dismissed the shareholder action, without prejudice, allowing the complaint to be refiled. The shareholder action was subsequently refiled, asserting substantially the same claims as in the prior pleading. The Company again moved to dismiss the complaint. By Opinion and Order dated September 28, 2000, the Court dismissed the action, this time with prejudice, thereby barring plaintiffs from any further amendments to their complaint and directing that the case be closed. Plaintiffs filed a Notice of Appeal to the Third Circuit Court of Appeals and the parties submitted their briefs. Subsequently, the parties notified the Court of Appeals that they had reached an agreement in principle to resolve the outstanding appeal and settle the case upon terms and conditions which require submission to the District Court for approval. Upon application of the parties and in order to facilitate the parties' pursuit of settlement, the Court of Appeals issued an Order dated May 18, 2001 adjourning oral argument on the appeal and remanding the case to the District Court for further proceedings in connection with the proposed settlement.

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier has commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. Because of these developments with the insurance carrier, the Company may cancel the settlement agreement and allow the stockholders to proceed with their appeal.

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling occurred in the fourth quarter of fiscal 2001 and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC has reviewed the report and in January 2002 recommended additional testing. The Company has responded by submitting a proposed work plan to NYSDEC and is waiting further review. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On December 5, 2001, an Annual Meeting of Shareholders of the Company was held.

      (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all eight nominees for Director with the following votes:

               DIRECTOR                   FOR            WITHHELD
               --------                   ---            --------

             Joseph C. Abeles          11,085,384          33,117
             Joseph N. Barrella        11,085,384          33,117
             Patricia C. Barron        11,069,384          49,117
             Daniel W. Christman       11,085,384          33,117
             John D. Kavazanjian       11,085,384          33,117
             Arthur M. Lieberman       10,246,684         871,817
             Carl H. Rosner            11,085,384          33,117
             Ranjit Singh              11,085,384          33,117

      (c) At the Annual Meeting, the Shareholders of the Company voted for the ratification of Arthur Andersen LLP as independent auditors with the following votes:

                        FOR          AGAINST           ABSTAIN
                        ---          -------           -------
                    11,057,101       48,450            12,950

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Amended Lease Agreement between Winthrop Resources and the Registrant

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

                                           ULTRALIFE BATTERIES, INC.
                                           -------------------------
                                                 (Registrant)

  Date:  February 12, 2002                 By:   /s/John D. Kavazanjian
                                                 ---------------------------
                                                    John D. Kavazanjian
                                                    President and Chief
                                                    Executive Officer


  Date:  February 12, 2002                 By:   /s/Robert W. Fishback
                                                 ---------------------------
                                                    Robert W. Fishback
                                                    Vice President - Finance
                                                    and Chief Financial Officer