Form 10-Q
period 2002-03-31
ULTRALIFE BATTERIES INC
filed 2002-05-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock, $.10 par value - 13,120,289 shares outstanding as of April 30, 2002.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
              March 31, 2002 and June 30, 2001................................3

            Condensed Consolidated Statements of Operations -
              Three and nine months ended March 31, 2002 and 2001.............4

            Condensed Consolidated Statements of Cash Flows -
              Nine months ended March 31, 2002 and 2001.......................5

            Notes to Consolidated Financial Statements........................6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................12

Item 3.     Quantitative and Qualitative Disclosures

              About Market Risk...............................................17


PART II OTHER INFORMATION

Item 1.     Legal Proceedings.................................................18

Item 6.     Exhibits and Reports on Form 8-K..................................19

SIGNATURES ...................................................................20

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                            March 31,            June 30,
                                                  ASSETS                                       2002                2001
                                                                                               ----                ----
                                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                                                 $     344          $     494
   Available-for-sale securities                                                                     2              2,573
   Restricted cash                                                                                 201                540
   Trade accounts receivable (less allowance for doubtful accounts
      of $287 at March 31, 2002 and $262 at June 30, 2001)                                       6,155              3,379
   Inventories                                                                                   4,687              5,289
   Prepaid expenses and other current assets                                                       726              1,648
                                                                                             ---------          ---------

       Total current assets                                                                     12,115             13,923
                                                                                             ---------          ---------

Property, plant and equipment                                                                   30,613             32,997

Other assets:
  Investment in affiliates                                                                          --                 --
  Technology license agreements (net of accumulated
      amortization of $1,243 at March 31, 2002 and $1,168 at June 30, 2001)                        208                283
                                                                                             ---------          ---------
                                                                                                   208                283
                                                                                             ---------          ---------

Total Assets                                                                                 $  42,936          $  47,203
                                                                                             =========          =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and capital lease obligations                           $     917          $   1,065
   Accounts payable                                                                              3,445              3,755
   Other current liabilities                                                                     1,950              2,282
                                                                                             ---------          ---------
       Total current liabilities                                                                 6,312              7,102

Long-term liabilities:
   Long-term debt and capital lease obligations                                                  1,984              2,648

Shareholders' equity :
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                              --                 --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares
      issued - 12,578,186 at March 31, 2002 and 11,488,186 at June 30, 2001)                     1,258              1,149
   Capital in excess of par value                                                              105,621             99,389
   Accumulated other comprehensive loss                                                           (858)            (1,058)
   Accumulated deficit                                                                         (71,078)           (61,724)
                                                                                             ---------          ---------
                                                                                                34,943             37,756

   Less --Treasury stock, at cost -- 27,250 shares                                                 303                303
                                                                                             ---------          ---------
        Total shareholders' equity                                                              34,640             37,453
                                                                                             ---------          ---------
Total Liabilities and Shareholders' Equity                                                   $  42,936          $  47,203
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended March 31,          Nine Months Ended March 31,
                                                                     2002               2001              2002                2001
                                                                     ----               ----              ----                ----
Revenues                                                          $  8,862           $  5,817           $ 23,937           $ 17,958

Cost of products sold                                                7,940              6,548             23,675             20,840
                                                                  --------           --------           --------           --------

Gross margin                                                           922               (731)               262             (2,882)

Operating expenses:
  Research and development                                           1,038                799              3,192              2,307
  Selling, general, and administrative                               1,981              1,979              6,194              5,835
                                                                  --------           --------           --------           --------
Total operating expenses                                             3,019              2,778              9,386              8,142

Operating loss                                                      (2,097)            (3,509)            (9,124)           (11,024)

Other income (expense):
  Interest income                                                        3                126                 88                628
  Interest expense                                                    (101)              (134)              (276)              (387)
  Equity loss in affiliate                                              --               (340)                --             (1,930)
  Miscellaneous                                                        (97)               (64)               (42)               (49)
                                                                  --------           --------           --------           --------
Loss before income taxes                                            (2,292)            (3,921)            (9,354)           (12,762)
                                                                  --------           --------           --------           --------

Income taxes                                                            --                 --                 --                 --
                                                                  --------           --------           --------           --------

Net loss                                                          $ (2,292)          $ (3,921)          $ (9,354)          $(12,762)
                                                                  ========           ========           ========           ========

Net loss per share, basic and diluted                             $  (0.19)          $  (0.35)          $  (0.77)          $  (1.15)
                                                                  ========           ========           ========           ========

Weighted average shares outstanding,
  basic and diluted                                                 12,319             11,173             12,193             11,131
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                  Nine Months Ended March 31,
                                                                                   2002                2001
                                                                                   ----                ----
OPERATING ACTIVITIES
Net loss                                                                        $ (9,354)            $(12,762)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                                      3,208                2,794
Equity loss in affiliate                                                              --                1,930
Changes in operating assets and liabilities:
   Accounts receivable                                                            (2,776)                   1
   Inventories                                                                       602                   85
   Prepaid expenses and other current assets                                         922                 (503)
   Accounts payable and other current liabilities                                   (642)                 193
                                                                                --------             --------
Net cash used in operating activities                                             (8,040)              (8,262)
                                                                                --------             --------

INVESTING ACTIVITIES
Purchase of property and equipment                                                (1,715)              (2,934)
Proceeds from sale leaseback                                                         995                   --
Purchase of securities                                                            (8,424)             (24,671)
Sales of securities                                                               11,334               19,652
Maturities of securities                                                              --               12,695
                                                                                --------             --------
Net cash provided by investing activities                                          2,190                4,742
                                                                                --------             --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                             6,341                  606
Principal payments on long-term debt and capital lease obligations                  (812)                (836)
                                                                                --------             --------
Net cash provided by (used in) financing activities                                5,529                 (230)
                                                                                --------             --------

Effect of exchange rate changes on cash                                              171                 (129)
                                                                                --------             --------

Decrease in cash and cash equivalents                                               (150)              (3,879)

Cash and cash equivalents at beginning of period                                     494                5,712

                                                                                --------             --------
Cash and cash equivalents at end of period                                      $    344             $  1,833
                                                                                ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain on securities                                                   $     --             $      1
                                                                                ========             ========
Interest paid                                                                   $    185             $    357
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

2. NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included as their inclusion would be antidilutive. As a result, basic earnings per share is the same as diluted earnings per share.

3. COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive loss were:

                                                                 (unaudited)
                                                  Three months ended       Nine months ended
                                                       March 31,               March 31,
                                                   2002        2001        2002        2001
                                                 --------    --------    --------    --------
      Net loss                                   $ (2,292)   $ (3,921)   $ (9,354)   $(12,762)

      Unrealized (loss) gain on securities             --          --          --           1
      Foreign currency translation adjustments        (22)       (271)        200        (447)
                                                 --------    --------    --------    --------

      Total comprehensive loss                   $ (2,314)   $ (4,192)   $ (9,154)   $(13,208)
                                                 ========    ========    ========    ========

4. INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                                       (unaudited)
                                            March 31, 2002     June 30, 2001
                                            --------------     -------------
      Raw materials                             $2,652            $2,595
      Work in process                            1,610             1,233
      Finished goods                               771             1,872
                                                ------            ------
                                                 5,033             5,700
      Less: Reserve for obsolescence               346               411
                                                ------            ------
                                                $4,687            $5,289
                                                ======            ======

5. PROPERTY, PLANT AND EQUIPMENT

            Major classes of property, plant and equipment consisted of the following:

                                                 (unaudited)
                                                   March 31,      June 30,
                                                        2002          2001
                                                  ----------      --------
      Land                                           $   123       $   123
      Buildings and Leasehold Improvements             1,608         1,608
      Machinery and Equipment                         38,287        37,891
      Furniture and Fixtures                             308           291
      Computer Hardware and Software                   1,390         1,375
      Construction in Progress                         3,305         2,984
                                                     -------       -------
                                                      45,021        44,272
      Less:  Accumulated Depreciation                 14,408        11,275
                                                     -------       -------
                                                     $30,613       $32,997
                                                     =======       =======

6. COMMITMENTS AND CONTINGENCIES

            As of March 31, 2002, the Company had $201 in restricted cash with a certain lending institution primarily for letters of credit supporting leases for a building and some computer equipment. The funds that had previously been restricted by the Company's primary lending institution at December 31, 2001 were no longer restricted at March 31, 2002 because the amount of eligible assets applicable to the borrowing base exceeded borrowings against the revolver loan.

            The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

            Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiff's counsel has accepted the terms of the proposed settlement and the matter must now be approved by the Court and by the shareholders comprising the class. Based on the terms of the proposed settlement, the Company has established reserves against a significant portion of its share of the settlement costs and associated expenses.

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

         In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling occurred in the fourth quarter of fiscal 2001 and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and in January 2002 recommended additional testing. The Company responded by submitting a proposed work plan to NYSDEC, which was approved by NYSDEC in April 2002. The Company is now soliciting proposals from engineering firms to complete remedial work contained in the work plan, and it is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

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

      Three Months Ended March 31, 2002
      ---------------------------------

                                             Primary       Rechargeable      Technology
                                            Batteries       Batteries         Contracts     Corporate      Total
                                            ---------       -----------      ----------     ---------      -----
      Revenues                                $ 8,741         $    86          $ 35         $    --       $ 8,862
      Segment contribution                        954          (1,072)            2          (1,981)       (2,097)
      Interest, net                                                                             (98)          (98)
      Equity loss in affiliate                                                                   --            --
      Miscellaneous expense                                                                     (97)          (97)
      Income taxes                                                                               --            --
                                                                                                          -------
      Net loss                                                                                            $(2,292)
      Total assets                            $20,976         $19,031          $309         $ 2,620       $42,936

      Three Months Ended March 31, 2001
      ---------------------------------

                                             Primary       Rechargeable      Technology
                                            Batteries       Batteries         Contracts     Corporate      Total
                                            ---------       -----------      ----------     ---------      -----
      Revenues                                $ 5,401         $    78          $338        $     --       $ 5,817
      Segment contribution                        272          (1,835)           33          (1,979)       (3,509)
      Interest income, net                                                                       (8)           (8)
      Equity loss in affiliate                                                                 (340)         (340)
      Miscellaneous                                                                             (64)          (64)
      Income taxes                                                                               --            --
                                                                                                          -------
      Net loss                                                                                            $(3,921)
      Total assets                            $18,120         $21,674          $301        $ 11,120       $51,215

      Nine Months Ended March 31, 2002
      --------------------------------

                                             Primary       Rechargeable      Technology
                                            Batteries       Batteries         Contracts     Corporate      Total
                                            ---------       -----------      ----------     ---------      -----
      Revenues                                $23,035         $   374          $528         $    --       $23,937
      Segment contribution                      2,393          (5,376)           53          (6,194)       (9,124)
      Interest, net                                                                            (188)         (188)
      Equity loss in affiliate                                                                   --            --
      Miscellaneous                                                                             (42)          (42)
      Income taxes                                                                               --            --
                                                                                                          -------
      Net loss                                                                                            $(9,354)
      Total assets                            $20,976         $19,031          $309         $ 2,620       $42,936

      Nine Months Ended March 31, 2001
      --------------------------------

                                             Primary       Rechargeable      Technology
                                            Batteries       Batteries         Contracts     Corporate      Total
                                            ---------       -----------      ----------     ---------      -----
      Revenues                                $16,310         $   242        $1,406         $   --       $ 17,958
      Segment contribution                         72          (5,384)          123          (5,835)      (11,024)
      Interest income                                                                           241           241
      Equity loss in affiliate                                                               (1,930)       (1,930)
      Miscellaneous                                                                             (49)          (49)
      Income taxes                                                                               --            --
                                                                                                         --------
      Net loss                                                                                           $(12,762)
      Total assets                            $18,120         $21,674        $  301         $11,120      $ 51,215

8. OTHER MATTERS

            On July 20, 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

            In October 2001, the Company was informed by its primary lending institution that its borrowing availability under its $20,000 credit facility had been effectively reduced to zero as a result of a recent appraisal of its fixed assets. In February 2002, the Company and its primary lending institution amended the credit facility. The amended facility was reduced to $15,000 mainly due to the reduction in the valuation of fixed assets that limited the borrowing capacity under the term loan component, as well as to minimize the cost of unused line fees. The term loan component was revised to an initial

      $2,733 based on the valuation of the Company's fixed assets (of which $2,681 was outstanding on the term loan at March 31, 2002). The revolving credit facility component comprises the remainder of the total potential borrowing capacity. Certain definitions were revised which increased the Company's available borrowing base. In addition, the minimum net worth covenant was reduced to $33,500. While these changes to the credit facility improve the Company's overall financial flexibility, the Company's future liquidity depends on the Company's ability to successfully generate positive cash flow from operations and achieve adequate operational savings. The Company is also exploring opportunities for new or additional equity or debt financing. (See Note 10 for additional information.) Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements.

            In October and November 2001, the Company realigned its resources to address the changing market conditions and to better meet customer demand in areas of the business that are growing. The realignment did not significantly change any of the Company's existing operations nor were any product lines discontinued. A majority of employees affected by this realignment were re-deployed from the Rechargeable segment and support functions into open direct labor positions in the Primary segment, due to the significantly growing demand for primary batteries from the military. Less than 7% of the Company's total employees were terminated. The realignment did not result in any significant severance costs. The Company expects to realize cost savings from the measures being taken of approximately $1,500 per quarter. These quarterly savings are comprised of approximately $1,100 of reduced labor costs, approximately $200 of reduced material usage, and approximately $200 of lower administrative expenses. The Company realized the full value of the realignment in the third fiscal quarter.

            Also in February 2002, in its ongoing effort to improve liquidity to bring costs more in line, the Company took further actions to reduce costs. The cost reductions included employee terminations and salary reductions, discontinuance of certain employee benefits and other cost saving initiatives in general and administrative areas. Approximately 15% of the Company's total employees were terminated during this time. As part of these actions, the Company temporarily suspended the Company's match on the 401k plan. The Company anticipates approximately $800 in reduced expenses per quarter because of this action. Approximately two-thirds of the savings will reduce cost of products sold and one-third will reduce general and administrative costs. The Company realized approximately half of the savings in the third fiscal quarter and will realize the remaining cost savings in the fourth fiscal quarter. Severance costs associated with this action were incurred in the third fiscal quarter and were not material. The actions taken in February and the prior actions taken by the Company as outlined above will aggregate to an anticipated cost savings of approximately $2,300 per quarter.

            The Company has maintained a lease line of credit with a third party leasing agency. Under this arrangement, the Company has various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, the Company expanded its leasing arrangement with a third party leasing agency. The revision increased the amount of the lease line from $2,000 to $4,000. The increase in the line is being used to fund capital expansion plans for manufacturing equipment that will allow increased capacity within the Company's Primary business unit. In conjunction with this lease, the Company has a letter of credit of $3,800 outstanding. At March 31, 2002, approximately $250 remained outstanding under the lease line of credit. Once the lease line has been fully utilized, which is expected to be by June 2002, the Company's quarterly lease payment will approximate $226.

            In November 2001, the Company received approval for two grants from New York State and a federally sponsored small cities program in the aggregate amount of $1,050. The grants will assist in funding current capital expansion plans that the Company expects will lead to job creation. In most cases, the Company will be reimbursed for approved capital as it incurs the cost; in other cases, the

      Company will be reimbursed after the full completion of the particular project. At March 31, 2002, in connection with these grants, approximately $57 had been submitted for reimbursement and is awaiting final review and approval. Funding under these grants is subject to the Company's ability to go forward with these projects. Additionally, the Company is obligated under the terms of the grants to achieve a certain level of new jobs over the next five years. If the Company does not meet its employment quota, it may adversely affect reimbursement requests or the Company could be required to pay back a portion of the amount of the grant, depending on the lapsed time.

9. NEW ACCOUNTING PRONOUNCEMENT

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

10. SUBSEQUENT EVENT

            On April 23, 2002, the Company closed on a $3,000 private placement consisting of common equity and a $600 convertible note. Initially, 801,333 shares were issued. The note, which was issued to one of the Company's directors, will convert automatically into an additional 200,000 shares if the Company's shareholders vote to approve the conversion of the note into common shares at the Company's Annual Meeting in December 2002. If shareholder approval is not obtained, the Company is obligated to repay the note on December 31, 2002, with accrued interest at 10% per year. All shares will be issued at $3.00 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in whole dollars)

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

General

      Ultralife Batteries, Inc. develops, manufactures and markets a wide range of customized and standard lithium primary, lithium-ion and polymer rechargeable batteries for use in a wide array of applications. The Company believes that its proprietary technologies allow the Company to offer batteries that are ultra-thin, lightweight and generally achieve longer operating time than many competing batteries currently available. The Company manufactures a family of lithium/manganese dioxide primary (non-rechargeable) batteries for military, industrial and consumer applications which it believes is one of the most comprehensive lines of primary batteries commercially available. In addition, the Company manufactures and markets lithium polymer and lithium-ion rechargeable batteries for use in portable electronic applications.

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

Results of Operations

Three months ended March 31, 2002 and 2001

      Consolidated revenues were $8,862,000 for the three month period ended March 31, 2002, an all-time quarterly record. This sales amount reflected an increase of $3,045,000, or 52%, from $5,817,000 in the same quarter in fiscal 2001. Primary battery sales increased $3,340,000, or 62%, from $5,401,000 last year to $8,741,000 this year. Growth was seen in substantially all of Primary battery products, including strong demand for 9-volt batteries, and continuing growth of cylindrical battery products, including the BA-5368 and BA-5372 batteries, as well as new products, such as pouch cells and D-cells. These increases were offset in part by a decline in Technology Contract revenues. As expected, Technology Contract revenues declined $303,000, from $338,000 to $35,000 due to the scheduled reduction of certain non-renewable government contracts.

      Cost of products sold amounted to $7,940,000 for the three-month period ended March 31, 2002, an increase of $1,392,000, or 21% over the same three month period a year ago. The gross margin on consolidated revenues for the quarter was a positive 10%, compared to a loss of 13% in the prior year. The gross margin for this fiscal year's third quarter represented the first positive margin in nine quarters, resulting from the manufacturing improvements made by the Company. Primary gross margins increased $1,051,000 over the prior year from a 7% gross margin in fiscal 2001 to a 16% gross margin in fiscal 2002. This improvement in margins is primarily the result of increased sales and improvements in manufacturing efficiencies, resulting from the implementation of lean manufacturing practices. Cost of products sold in the Rechargeable segment decreased $625,000 over last year mainly due to cost savings initiatives that were enacted during the past six months. The Rechargeable gross margin improved from a loss of $1,154,000 last year to a loss of $521,000 this year. While the Company has taken significant steps to narrow its focus for polymer production in the Rechargeable area, the Company has enhanced its capability to source rechargeable sales opportunities with product it can purchase from other manufacturers, namely the Company's venture in Taiwan, Ultralife Taiwan, Inc., as well as others. The Company continues to believe that there are significant opportunities for growth in the Rechargeable area.

      Operating and other expenses were $3,019,000 for the three months ended March 31, 2002 compared to $2,778,000 in the prior year, an increase of $241,000, or 9%. The increase is mainly due to higher research and development costs that resulted from the development of new Primary battery products.

      Interest income decreased $123,000, or 98%, from $126,000 in the third quarter of fiscal 2001 to $3,000 in the third quarter of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and lower interest rates. Interest expense declined $33,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity loss in affiliate was $340,000 for its equity interests in Ultralife Taiwan, Inc. (UTI) for the quarter ended March 31, 2001. No losses have been recorded in fiscal 2002 as the investment on the balance sheet has been written down to zero under the equity method of accounting. Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $2,292,000, or $0.19 per share, for the third quarter of fiscal 2002 compared to $3,921,000, or $0.35 per share, for the same quarter last year primarily as a result of the reasons described above.

Nine months ended March 31, 2002 and 2001

      Consolidated revenues reached a new nine-month record of $23,937,000 for the first three quarters of fiscal 2002, an increase of $5,979,000, or 33%, over the comparable period in fiscal 2001. Primary battery sales increased $6,725,000, or 41%, from $16,310,000 last year to $23,035,000 this year. In fiscal 2001, the Company began production and shipments of the BA-5368 battery used by the military in survival radios for pilots, and this new small cylindrical battery resulted in approximately $3,300,000 in incremental sales in the first nine months of fiscal 2002. Sales of 9-volt and BA-5372 batteries also rose. Shipments of HiRate and assembled batteries continued the strong growth trend in the UK as a result of an increase in demand from the UK military. Partially offsetting these increases was a decline in Technology Contract revenues. As expected, Technology Contract revenues declined $878,000, from $1,406,000 to $528,000 due to the scheduled reduction of certain non-renewable government contracts.

      Cost of products sold amounted to $23,675,000 for the nine-month period ended March 31, 2002, an increase of $2,835,000, or 14% over the same nine month period a year ago. The gross margin on total revenues for the nine-month period of fiscal 2002 was a positive 1%, compared to a loss of 16% in the prior year. The improvement in gross margins was affected mainly by two factors. First, Primary gross margins increased $2,952,000 over the prior year from a 2% gross margin in fiscal 2001 to a 15% gross margin in fiscal 2002. This improvement in margins is principally the result of increased sales and enhancements in the manufacturing process due to the implementation of lean manufacturing practices, which in some instances have resulted in reductions in the workforce. To date, lean manufacturing practices in the Primary battery segment have resulted in quicker manufacturing throughput times, greater operating efficiencies and a reduction of inventory. Second, Rechargeable gross margins improved $262,000 over the prior year due largely to cost savings actions taken over the last six months, involving a realignment of resources and a more narrowed focus in the Rechargeable business unit. In the second quarter of fiscal 2001, due to the heavy competition, the Company shifted its focus to design and manufacture lightweight custom sized batteries for OEMs rather than focus on the broad retail cell phone market. The manufacture of cell phone batteries was an important milestone for the Company as it demonstrated the Company's ability to mass produce polymer rechargeable batteries. While the Company continues to actively design and develop polymer rechargeable batteries, it has broadened its supply source to include other lithium rechargeable cells made by other battery manufacturers, including the Company's affiliate in Taiwan, Ultralife Taiwan, Inc. Additionally, in the second and third quarters of fiscal 2002, the Company reduced costs and reallocated resources to better align itself with the demand in the marketplace. The Company has experienced significant demand from the military for its primary battery products and as a result shifted significant resources to be able to produce levels necessary to meet the demand. This has resulted in lower costs charged to the Rechargeable business unit.

      Operating and other expenses were $9,386,000 for the nine months ended March 31, 2002, compared with $8,142,000 in the prior year, an increase of $1,244,000, or 15%. Of the Company's operating and other expenses, research and development expenses increased $885,000, or 38%, to $3,192,000 for the first three quarters of fiscal 2002. The increase in research and development expenses was due to increased development effort for samples and new product designs of polymer rechargeable batteries in fiscal 2002. In addition, R&D costs rose due to increases in Primary battery development activity for new military batteries as prototypes were built for qualification with the US Army. Selling, general and administrative costs increased $359,000 or 6% over the prior year period. This increase was mainly due to higher selling and marketing expenses overseas as the Company enhanced its market coverage, as well as severance costs pertaining to an executive employment agreement incurred in conjunction with the Company's resource realignment that was enacted in the second fiscal quarter.

      Interest income decreased $540,000, or 86%, from $628,000 in the first three quarters of fiscal 2001 to $88,000 in the first three quarters of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and the lower interest rates. Interest expense declined $111,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity loss in affiliate was $1,930,000 for its equity interest in Ultralife Taiwan, Inc. (UTI) for the first three quarters of fiscal 2001. No losses have been recorded in fiscal 2002 as the investment on the balance sheet has been written down to zero under the equity method of accounting. Additionally, in August 2001, the Company's ownership interest in UTI was reduced to 33% as a result of additional capital raised by UTI for its ongoing expansion. Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $9,354,000, or $0.77 per share, for the first nine months of fiscal 2002 compared to $12,762,000, or $1.15 per share, for the same quarter last year primarily as a result of the reasons described above.

Liquidity and Capital Resources

      At March 31, 2002, cash and cash equivalents and available for sale securities totaled $547,000. Of this amount, $201,000 was restricted at March 31, 2002 to support certain outstanding letters of credit. The Company used $8,040,000 of cash in operating activities during the first nine months of fiscal 2002. This use of cash related primarily to the net loss reported for the period and an increase in accounts receivable, offset in part by depreciation and decreases in other current assets. More specifically, receivables increased $2,776,000 from June 30, 2001 to March 31, 2002. This increase resulted from a significant increase in revenues in the third quarter of fiscal 2002 as compared with the fourth quarter of fiscal 2001. The Company does not anticipate any significant recoverability issues with these outstanding receivables. The Company spent $1,715,000 for capital expenditures for production equipment and facilities improvements during the first three quarters 2002. Of this amount $995,000, was received as proceeds in sales-leaseback transactions and incorporated under the Company's $4,000,000 lease line. As of April 30, 2002, the remaining $250,000 available under the lease line of credit has been committed for the acquisition of certain equipment.

      At March 31, 2002, the Company had long-term debt outstanding including capital lease obligations of $1,984,000 primarily relating to the financing arrangement entered into by the Company at the end of fiscal 2000, described below.

      In June 2000, the Company entered into a $20,000,000 secured credit facility with a lending institution. The financing agreement consisted of an initial $12,000,000 term loan component based on the valuation of the Company's fixed assets and a revolving credit facility component for an initial $8,000,000, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). While the amount available under the term loan component amortizes over time, the amount of the revolving credit facility component increases by an equal and offsetting amount. Principal and interest are paid monthly on outstanding amounts borrowed. The loans bear interest at the prime rate or other LIBOR-based rate options at the discretion of the Company. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement.

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

      In February 2002, the Company and its primary lending institution amended the credit facility. The amended facility was reduced to $15,000,000 based on a realistic assessment of the Company's potential borrowing capacity and to minimize the cost of unused line fees. The term loan component was revised to an initial $2,733,333 based on the valuation of the Company's fixed assets (of which $2,681,000 was outstanding on the term loan at March 31, 2002). The revolving credit facility component comprises the remainder of the total potential borrowing capacity. Certain definitions were revised which increased the Company's available borrowing base. In addition, the minimum net worth covenant was reduced to $33,500,000. At March 31, 2002, the total amount available under the revolver component was approximately $700,000, net of $3,800,000 of outstanding letters of credit.

      On July 20, 2001, the Company completed a $6,800,000 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

      The Company has maintained a lease line of credit with a third party leasing agency. Under this arrangement, the Company has various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, the Company expanded its leasing arrangement with a third party leasing agency. The revision increased the amount of the lease line from $2,000,000 to $4,000,000. The increase in the line is being used to fund capital expansion plans for manufacturing equipment that will allow increased capacity within the Company's Primary business unit. In conjunction with this lease, the Company has a letter of credit of $3,800,000 outstanding. At March 31, 2002, approximately $250,000 remained outstanding under the lease line of credit. Once the lease line has been fully utilized, which is expected to be by June 2002, the Company's quarterly lease payment will approximate $226,000.

      On April 23, 2002, the Company closed on a $3,000,000 private placement consisting of common equity and a $600,000 convertible note. Initially, 801,333 shares were issued. The note, which was issued to one of the Company's directors, will convert automatically into an additional 200,000 shares if the Company's shareholders vote to approve the conversion of the note into common shares at the Company's Annual Meeting in December 2002. If shareholder approval is not obtained, the Company is obligated to repay the note on December 31, 2002, with accrued interest at 10% per year. All shares will be issued at $3.00 per share.

      The Company's capital resource commitments as of March 31, 2002 consisted principally of capital equipment commitments of approximately $520,000.

      The Company periodically reviews the carrying amount of its long-lived assets for impairment. In particular, the recent activity surrounding the Company's Rechargeable business unit has caused the Company to review the carrying value of the long-lived assets associated with this business. At this time, the Company believes that the future cash flows from this business will exceed the carrying value of the assets. Therefore, no impairment has been reflected. The Company will continue to closely monitor and reevaluate the realizability of these assets each quarter. In the event that the Company is required to record an impairment charge in the future, it could have a material adverse effect on the Company's financial position and results of operations.

      As previously noted, the Company's primary lending institution had significantly reduced the total amount of the credit facility available. Although the Company significantly improved its present liquidity position with the private placement offering that raised $3,000,000 in April 2002, the Company's future liquidity depends on the Company's ability to successfully generate positive cash flow from operations and achieve adequate operational savings. Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements. See additional comments on the Company's recent cost reduction actions in "Outlook".

Outlook

      The Company expects revenues in its fourth quarter of fiscal 2002 to be relatively consistent with the results in the third quarter, i.e. in the range of approximately $8,500,000 to $9,000,000. At this time, 9-volt orders are continuing their strong trend. Sales of new military battery offerings are expected to increase substantially, such as the BA-5390 battery used as the main communications battery by military forces, providing for an improving mix of higher margin products. Offsetting these improvements, however, is a delay in certain military battery awards, which will have some impact on BA-5368 battery sales. The Company is projecting modest revenues for its Rechargeable business in the fourth fiscal quarter, but it believes that there are still significant upside opportunities in this area. For the year, the Company expects to conclude its year ended June 30, 2002 with approximately a 35% growth in revenues over the prior fiscal year.

      While the Company made very significant strides toward meeting its goal of operating cash breakeven in the March 2002 quarter, it fell short of its goal by approximately $1,000,000. There were a few primary reasons for this shortfall. First, the cost savings actions taken during the March quarter did not provide a full quarter's worth of benefit. Second, the Company made a conscious decision to continue to invest in its Primary R&D efforts to develop new products that are key to its near-term growth prospects. And lastly, the Company continued to improve the balance in its production schedule to keep inventory levels as low as possible, reducing inventories during the quarter by approximately $800,000 which resulted in lower absorption of overheads than expected.

      The Company believes that ongoing quarterly revenues of approximately $9,000,000 to $9,500,000 will be the point where the Company reaches its key financial target of operating cash breakeven. Depending on the mix of products sold, and the sustaining benefits from the cost savings actions that were taken over the past two quarters, the Company believes that it may be able to reach this milestone in the June 2002 quarter.

      In October and November 2001, and in February 2002, the Company took various cost savings actions and realigned its resources to address changing market conditions and to better meet customer demand in areas of the business that are growing. While the actions have significantly reduced the production workforce in the polymer Rechargeable business unit, no product lines have been discontinued. In fact, the Company has broadened its product offerings by increasing its sales focus and production capabilities to assemble rechargeable battery packs from the purchase of cells from other sources, including its affiliate, Ultralife Taiwan, Inc. The terms of the transactions with our affiliate are arms-length. In total, approximately 20% of the Company's total employees as of September 30, 2001 were terminated. The resource realignment did not result in significant severance costs. The Company expects to realize cost savings from the measures being taken of approximately $2,300,000 per quarter. Approximately two-thirds of the savings will reduce cost of products sold and one-third will reduce operating expenses. These quarterly savings are comprised of approximately $1,800,000 of reduced labor costs, approximately $200,000 of reduced material usage, and approximately $300,000 of lower administrative expenses. The Company anticipates the full amount of these actions to be realized in the June 2002 quarter.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiff's counsel has accepted the terms of the proposed settlement and the matter must now be approved by the Court and by the shareholders comprising the class. Based on the terms of the proposed settlement, the Company has established reserves against a significant portion of its share of the settlement costs and associated expenses.

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230,000. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling occurred in the fourth quarter of fiscal 2001 and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and in January 2002 recommended additional testing. The Company responded by submitting a proposed work plan to NYSDEC, which was approved by NYSDEC in April 2002. The Company is now soliciting proposals from engineering firms to complete remedial work contained in the work plan, and it is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            4.1   Senior Convertible Subordinated Debenture Agreement

            10.1  Fourth Amendment to Financing Agreements

      (b)   Reports on Form 8-K

            On April 24, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that on April 23, 2002, the Company closed on a $3 million private placement consisting of common equity and a convertible note. Initially, approximately 800,000 shares were issued. Subject to shareholder approval, an additional 200,000 shares will be issued upon conversion of the note which matures on December 31, 2002. Shareholders will vote to approve the conversion of the note into common shares at the Company's Annual Meeting in December 2002. All shares will be issued at $3.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ULTRALIFE BATTERIES, INC.
                                              -------------------------
                                                       (Registrant)

Date:  May 14, 2002                    By: /s/John D. Kavazanjian
       ------------                        ----------------------
                                              John D. Kavazanjian
                                              President and Chief Executive
                                              Officer

Date:  May 14, 2002                    By: /s/Robert W. Fishback
       ------------                        -------------
                                              Robert W. Fishback
                                              Vice President - Finance and Chief
                                              Financial Officer