Form 10-K
period 2002-06-30
ULTRALIFE BATTERIES INC
filed 2002-09-27
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       /X/ Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended June 30, 2002

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

      Title of Class

      Common Stock, par value $0.10 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      On August 30, 2002, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $36,000,000 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on August 30, 2002.

      As of September 15, 2002, the Registrant had 13,142,829 shares of Common Stock outstanding, net of 27,250 treasury shares and 209,440 shares out of 700,000 shares owned by Ultralife Taiwan, Inc., a Taiwanese venture of which the Company owns approximately 30%.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III Ultralife Batteries, Inc. Proxy Statement - With the exception of the items of the Proxy Statement relating to the December 12, 2002 Annual Meeting of Stockholders specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

PART I    1   Business.........................................................3

          2   Properties......................................................14

          3   Legal Proceedings...............................................15

          4   Submission of Matters to a Vote of Securities Holders...........16

PART II   5   Market for Registrant's Common Equity and Related
                Shareholder Matters...........................................17

          6   Selected Financial Data.........................................19

          7   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................20

          7a  Quantitative and Qualitative Disclosures About Market Risks.....31

          8   Financial Statements and Supplementary Data.....................32

          9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................55

PART III  10  Directors and Executive Officers of the Registrant..............55

          11 Executive Compensation...........................................55

          12 Security Ownership of Certain Beneficial Owners and
               Management.....................................................55

          13 Certain Relationships and Related Transactions...................55

          14 Controls and Procedures .........................................55

PART IV   15 Exhibits, Financial Statement Schedules and Reports
               on Form 8-K....................................................56

             Signatures.......................................................60

             CEO & CFO Certifications.........................................61

             Exhibits.........................................................62

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

ITEM 1. BUSINESS

General

      Ultralife Batteries, Inc. develops, manufactures and markets a wide range of standard and customized lithium primary (non-rechargeable) and rechargeable batteries for use in a wide array of applications. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. The Company has focused on manufacturing a family of lithium primary batteries for industrial, military and consumer applications, which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company also supplies rechargeable and lithium ion batteries for use in portable electronic applications.

      The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company's lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

Primary Batteries

      The Company manufactures and markets a family of lithium-manganese dioxide (Li/MnO2) primary batteries including 9-volt, cylindrical, pouch, and thin cell, in addition to magnesium silver-chloride seawater-activated batteries. Applications of the Company's 9-volt batteries include smoke detectors, wireless security systems and intensive care monitors. The Company's other lithium primary batteries are sold to OEMs primarily for the military and industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, and other specialty instruments and applications. The Company also manufactures seawater-activated batteries for specialty marine applications. The Company believes that the materials used in, and the chemical reactions inherent to, lithium batteries provide significant advantages over other currently available primary battery technologies. These advantages include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles, which provide stable power. Conventional primary batteries, such as alkaline, have sloping voltage profiles, which result in decreasing power output during discharge. While the price for the Company's lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of the Company's lithium batteries allow longer operating time and less frequent battery replacements for the Company's targeted applications.

      The global market for primary batteries was approximately $10.0 billion in 2001, and is expected to reach approximately $11.5 billion in 2004. The lithium primary battery market accounted for approximately $1.0 billion of the 2001 market.

      Revenues for this segment in fiscal year 2002 were $31.3 million and segment contribution was $3.3 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2002 Consolidated Financial Statements and Notes thereto for additional information.

Rechargeable Batteries

      The Company believes that its range of polymer and lithium ion rechargeable batteries offer substantial benefits, including the ability to design and produce lightweight cells in a variety of custom sizes, shapes, and thickness (as thin as 1 millimeter for lithium polymer cells). In fiscal year 2002, the Company modified the strategy for its rechargeable batteries business. While the Company continues to focus on the markets for lithium polymer batteries utilizing its own technology and manufacturing infrastructure, in order to expand its product offerings it also markets rechargeable batteries comprised of cells manufactured by other qualified manufacturers, including
Ultralife Taiwan, Inc. ("UTI"), in which the Company has a 30% ownership interest at August 31, 2002. Additionally, the Company is utilizing the rechargeable battery products it has developed for military applications to satisfy commercial customers seeking turnkey battery solutions, including chargers. While the cost of both the Company's own and outsourced lithium polymer rechargeable batteries tends to be higher than the cost of lithium ion batteries due to higher material costs, the cells tend to be thinner and lighter weight, offering application design advantages not available with non-polymer rechargeable cells.

      The global portable rechargeable batteries market was approximately $4.2 billion in 2001 and is expected to reach approximately $4.7 billion in 2004. The widespread use of a variety of portable consumer electronic products such as notebook computers and cellular telephones has placed increasing demands on battery technologies, including lithium polymer and lithium ion, to deliver greater amounts of energy through efficiently designed, smaller and lighter batteries.

      Revenues for this segment in fiscal year 2002 were $0.4 million and segment contribution was a loss of $20.6 million. The segment contribution includes a $14.3 million fixed asset impairment charge. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2002 Consolidated Financial Statements and Notes thereto for additional information.

Technology Contracts

      On a continuing basis, the Company seeks to fund part of its efforts to identify and develop new applications for its products and to advance its technologies through contracts with both government agencies and third parties. The Company has been successful in obtaining awards for such programs for both rechargeable and primary battery technologies.

      Revenues for this segment in fiscal year 2002 were $0.7 million and segment contribution was $0.1 million. Revenues in this segment are expected to continue to decline as certain non-renewable government contracts have been completed. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2002 Consolidated Financial Statements and Notes thereto for additional information.

Corporate

      The Company allocates revenues, cost of sales, research and development expenses, loss on fires, and impairment charges on long-lived assets across the above business segments. The balance of income and expense, including selling, general and administrative expenses, interest income and expense, gains on sale of securities and other net expenses, and its minority interest in Ultralife Taiwan, Inc. are reported in the Corporate segment.

      There were no revenues for this segment in fiscal year 2002 and segment contribution was a loss of $7.9 million. See Management's Discussion and
Analysis of Financial Condition and Results of Operations and the 2002 Consolidated Financial Statements and Notes thereto for additional information.

History

      The Company was formed in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt lithium-manganese dioxide primary battery. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications, which, once completed, resulted in a battery with improved performance and shelf life. In December 1992, the Company completed its initial public offering and became listed on NASDAQ. In June 1994, the Company's subsidiary, Ultralife Batteries (UK) Ltd., acquired certain assets of the Dowty Group PLC ("Dowty"). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high rate lithium and seawater-activated batteries and a team of highly skilled scientists with
significant  lithium  battery  technology  expertise.   Ultralife  (UK)  further
expanded its operations through its acquisition of certain assets and technologies of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co.
("Hoppecke") in July 1994. In December 1998, the Company announced a venture with PGT Energy Corporation ("PGT"), together with a group of investors, to produce lithium rechargeable batteries in Taiwan. During fiscal 2000, the Company provided the venture, Ultralife Taiwan, Inc. ("UTI"), with proprietary technology and other consideration in exchange for approximately a 46% interest in the venture. Due to stock grants to certain UTI employees in fiscal 2001 and subsequent capital raising initiatives, the Company's equity interest has been reduced to 30% as of August 31, 2002.

      Since its inception, the Company has concentrated significant resources on research and development activities, including but not limited to activities related to polymer rechargeable batteries. The Company has a segment that produces advanced rechargeable batteries using automated custom-designed equipment. Over the past few years, the Company has expanded its product offering of lithium primary and rechargeable batteries.

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

      Comparison of Primary Battery Technologies
      ------------------------------------------

                                                                                                        Operating
                Technology                         Energy Density         Discharge     Shelf Life     Temperature
                ----------                        Wh/kg       Wh/l         Profile        (years)    Range ((Degree)F)
                                                  -----      ------       ---------     ----------   -----------------
9-Volt Configurations:
  Carbon-zinc (1)                                     22          40        Sloping        1 to 2         23 to 113
  Alkaline (1)                                        65         143        Sloping        4 to 5         -4 to 130
  Ultralife lithium-manganese dioxide (2)            262         406           Flat      up to 10        -40 to 160

High Rate Cylindrical: (3)
  Alkaline (1)                                        59         160        Sloping        4 to 5         -4 to 130
  Lithium-sulfur dioxide (1)(4)                      260         430           Flat            10        -76 to 160
  Lithium thionyl-chloride (2)(4)                250-300     650-700           Flat            10        -40 to 160
  Ultralife lithium-manganese dioxide (2)            228         510           Flat            10        -40 to 160

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

      The Company's primary battery products are based predominantly on lithium-manganese dioxide technology. The Company believes that materials used in, and the chemical reactions inherent to, the lithium batteries provide significant advantages over currently available primary battery technologies which include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles, which provide stable power. Conventional primary batteries, such as alkaline, have sloping voltage profiles, which result in decreasing power outage during discharge. While the price for the Company's lithium batteries is generally higher than commercially available alkaline batteries produced by others, the Company believes that the increased energy per unit of weight and volume of its batteries will allow longer operating time and less frequent battery replacements for the Company's targeted applications. Therefore, the Company believes that its primary batteries are price competitive with other battery technologies on a price per watt hour basis.

      9-Volt Lithium Battery. The Company's 9-volt lithium battery delivers a unique combination of high energy and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While the Company's 9-volt battery price is generally higher than conventional 9-volt carbon-zinc and alkaline batteries, the Company believes the enhanced operating performance and decreased costs associated with battery replacement make the Ultralife 9-volt battery more cost effective than conventional batteries on a cost per watt-hour basis when used in a variety of applications.

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

Safety and Security
    Equipment                    Medical Devices          Specialty Instruments

     Smoke alarms             Bone growth stimulators       Electronic meters
Wireless alarm systems          Telemetry equipment        Hand-held scanners
   Tracking devices          Portable blood analyzers     Wireless electronics
Transmitters/receivers       Ambulatory Infusion Pumps     Garage door openers

      The Company currently sells its 9-volt battery to Kidde Safety (Fyrnetics), Maple Chase, and BRK Brands (First Alert(R)) for long-life smoke alarms, to Philips Medical Systems, i-STAT Corp. and Orthofix for medical devices, and to ADT, Ademco, Interactive Technologies, Inc., and Internix (Japan) for security devices. Kidde Safety and Maple Chase offer long life smoke alarms powered by the Company's 9-volt lithium battery with a limited 10-year warranty. The Company also manufactures its 9-volt lithium battery under private label for Energizer, Telenot in Germany and Uniline in Sweden. Additionally, the Company sells its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Sears, Radio Shack, TruValue, Ace Hardware, Fred Meyer, Inc., Menards, Chase Pitkin, Lowes and a number of catalogs.

      The Company's 9-volt lithium battery market benefited as a result of a state law enacted in Oregon. The Oregon statute required that, as of June 23, 1999, all battery-operated ionization-type smoke alarms sold in that state must include a 10-year battery. Similar legislation has been passed by the New York State Senate each year for the past three years that would also require all ionization-type smoke alarms operated solely by a battery to include a battery that lasts 10 years. However, passage of the legislation continues to be held up in the New York State Assembly. The Company believes that if legislation were to ultimately pass in New York State, and if other states were to follow suit, demand for the Company's 9-volt batteries could increase significantly.

      The Company believes that it manufactures the only standard size 9-volt battery warranted to last 10 years when used in ionization-type smoke alarms. Although designs exist using other battery configurations, such as using three 2/3 A-type battery cells, the Company believes its 9-volt solution is superior to these alternatives. The Company believes that its current manufacturing capacity is adequate to meet customer demand. However, with increased legislative activity, demand could exceed current capacity, and therefore, additional capital equipment would be required to meet these new needs.

      Cylindrical Cell and Pouch Cell Lithium Batteries. The Company believes that its high rate cylindrical and pouch lithium cells, based on its proprietary lithium-manganese dioxide technology, are the most advanced high rate lithium power sources currently available. The Company also markets high rate lithium batteries using cells from other manufacturers in other sizes and voltage configurations in order to offer a more comprehensive line of batteries to its customers.

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

      Some of the Company's main cylindrical cell and pouch cell lithium batteries include the following:

            High Rate Cylindrical Batteries. The Company markets a wide range of high rate cylindrical primary lithium batteries in various sizes and voltage configurations. The Company currently manufactures a range of high rate lithium cells which are sold and packaged into multi-cell battery packs. These include D, C, 1 1/4 C, and 19 mm x 65 mm configurations, among other sizes. Based on the Company's lithium-manganese dioxide chemistry, the Company's cylindrical cells use solid cathode construction, are non-pressurized and non-toxic, and are considered safer than liquid cathode systems.

            High Rate Pouch Batteries. The Company has developed a pouch cell lithium battery. The pouch cell is a 3-volt, wound, rectangular-shaped, high-rate cell configured for packaging in a compact, lightweight laminated foil pouch. Based on the Company's lithium-manganese dioxide chemistry, the pouch cell, like its cylindrical cell counterpart, uses solid cathode construction, and is a non-pressurized, non-toxic system that is considered safer than liquid cathode systems. The pouch technology provides flexibility with a lightweight thin battery having high energy density. The Company's lithium technology provides these batteries with a long shelf life and eliminates voltage delay even after prolonged storage.

            BA-5372 Batteries. The Company's BA-5372 battery is a cylindrical 6-volt lithium-manganese dioxide battery, which is used for memory back-up in the Army's Single Channel Ground and Airborne Radio System (SINCGARS), the most widely used U.S. military communication system. This battery offers a combination of performance features suitable for military applications including high energy density, lightweight, long shelf life and ability to operate in a wide temperature range.

            BA-5368 Batteries. The Company's BA-5368 battery is a cylindrical 12-volt lithium-manganese dioxide battery which is used in PRC90 pilot survival radios. This battery is used by the U.S. military and other military organizations around the world.

            BA-5390 Batteries. The Company's BA-5390 battery is an alternative for the lithium/sulfur dioxide (Li-SO2) BA-5590 battery, the most widely used battery in the U.S. armed forces. The BA-5390 is a rectangular 15/30 volt lithium-manganese dioxide battery which provides approximately 50% more capacity (mission time) than the BA-5590, and is primarily used as the main power supply for the Army's SINCGARS radios. Approximately 60 other military applications, such as the Javelin Medium Anti-Tank Weapon Control Unit, also use these batteries.

            Thin Cell Batteries. The Company has developed a line of lithium-manganese dioxide primary batteries, which are called Thin Cell batteries. The Thin Cell batteries are flat, light weight, flexible batteries that can be manufactured to conform to the shape of the particular application. The Company is currently offering two configurations of the Thin Cell battery, which range in capacity from 220 milliampere-hours to 1,000 milliampere-hours. The Company is currently marketing these batteries to OEMs for applications such as identification tags and theft detection systems.

            Seawater-activated Batteries. The Company produces a variety of seawater-activated batteries based on magnesium-silver chloride technology. Seawater-activated batteries are custom designed and manufactured to end user specifications. The batteries are activated when placed in salt water, which acts as the electrolyte allowing current to flow. The Company markets seawater-activated batteries to naval and other specialty OEMs.

Rechargeable Batteries

      In contrast to primary batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Generally, discharge and recharge cycles can be repeated hundreds of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in number of cycles a battery can achieve until 80% of the battery's initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride and lithium-based batteries. Rechargeable batteries generally can be used in many primary battery applications, as well as in applications such as portable computers and other electronics, cellular telephones, medical devices, wearable devices and many other consumer products.

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

      Advanced Polymer Rechargeable Batteries. The Company manufactures an advanced rechargeable battery that is based on proprietary polymer technology. The battery is composed of ultra-thin and flexible components including a metallic oxide cathode, a carbon anode and a polymer electrolyte. The Company believes that users of portable consumer electronic products such as notebook computers and cellular telephones are seeking smaller and lighter products that require less frequent recharges while providing the same or additional energy. The Company believes that its technology is attractive to OEMs of such products since the use of a flexible polymer electrolyte, rather than a liquid electrolyte, reduces the battery's overall weight and volume, and allows for increased design flexibility in conforming batteries to the variety of shapes and sizes required for portable consumer products. The Company can provide a variety of cell sizes meet market trends. Typical cell sizes offered by the Company include cells ranging in size from 3.2x20x30 millimeters to 4.4x106x102 millimeters and ranging in capacity from 120 mAh to 3800 mAh.

      In addition to the performance advantages described above, there is a significant difference between rechargeable batteries, which are based on the lithium ion liquid electrolyte technology, and the technology used in the Company's advanced rechargeable batteries. Liquid lithium ion cells use a liquid electrolyte that is contained within a cylindrical or prismatic metal housing. Under abusive conditions, where internal battery temperatures may become extremely high, significant pressure may build within these cells which can cause these cells to vent and release liquid electrolyte into the environment. The Company's advanced rechargeable batteries utilize a polymer electrolyte that is bound within the pores of the cell materials and, thus, leakage is avoided. Moreover, because the cell does not require pressure to maintain the contact between the electrodes, the cells do not require a metal housing. Rather, they are packaged within a thin foil laminate.

      Liquid Lithium Ion Cells and Batteries. The Company offers a variety of liquid lithium ion cells ranging in size from 4.6x30x48 millimeters to 10x30x50 millimeters and in capacity from 600 mAh to 1800 mAh. The Company also offers the following batteries containing liquid lithium ion cells:

            BB-2590 Batteries. The Company's BB-2590 battery is lithium ion rechargeable version of the BA-5390 primary battery, and can be used in many of the same applications as the BA-5390. The Company is also marketing this battery, and a charger, for use in commercial applications.

            LWC-L Batteries. The Company's LWC-L battery is a lithium ion rechargeable commercial version of the Land Warrior military battery being developed for the US Army Land Warrior program. The Company is also marketing this battery, and a charger, for use in commercial applications.

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

Primary Batteries

      The Company has targeted sales of its primary batteries to manufacturers of security and safety equipment, automotive telematics, medical devices and specialty instruments, as well as users of military equipment. The Company's strategy is to develop marketing alliances with OEMs and governmental agencies that utilize its batteries in their products, commit to cooperative research and development or marketing programs, and recommend the Company's products for design-in or replacement use in their products. The Company is addressing these markets through direct contact by its sales and technical personnel, use of sales representatives and stocking distributors, manufacturing under private label and promotional activities.

      The Company seeks to capture a significant market share for its products within its targeted OEM markets, which the Company believes, if successful, will result in increased product awareness and sales at the end-user or consumer level. The Company is also selling the 9-volt battery to the consumer market through retail distribution. Most military procurements are done directly by the specific government organizations requiring batteries.

      In fiscal 2002, three customers - Kidde Safety, the U.S. Army/CECOM, and UNICOR - accounted for approximately $9.4 million of sales, which amounted to approximately 29% of total revenues of the Company. Sales of 9-volt batteries to Kidde Safety for use in long-life smoke detector applications amounted to $3.4 million in 2002, $3.3 million in 2001 and $2.9 million in 2000. The 2002 sales to Kidde represented more than 10% of the Company's consolidated revenues. Sales of BA-5368 batteries to UNICOR for use in pilot survival radio applications amounted to $4.0 million in 2002, $1.2 million in 2001 and none in 2000. The 2002 sales to UNICOR also represented more than 10% of the Company's consolidated revenues. Sales of BA-5372 batteries to the U.S. Army/CECOM, which are used as backup batteries in the military's communications radios, amounted to $2.0 million in 2002, $1.2 million in 2001 and $0.5 million in 2000. The Company believes that the loss of any of these customers could have a material adverse effect on the Company. The Company's relationship with these customers is good. Currently, the Company does not experience significant seasonal trends in primary battery revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The smoke detector OEM market segment comprised approximately 19% of total primary revenues in 2002. Additionally, a lower demand from the U.S. Government could result in lower sales to government users.

      In June 2002, the Company was awarded a five-year production contract by the U.S. Army Communications and Electronics Command (CECOM) to provide three types of primary (non-rechargeable) lithium-manganese dioxide batteries to the U.S. Army. The contract provides for order releases approximately every six months over a five-year period with a maximum potential value of up to $32 million. Combined, these batteries comprise what is called the Small Cell Lithium Manganese Dioxide Battery Group under CECOM's NextGen II acquisition strategy. A major objective of this acquisition is to maintain a domestic production base of a sufficient capacity to timely meet peacetime demands and have the ability to surge quickly to meet deployment demands. The Company intends to participate in the two additional Next Gen II five-year battery procurements. The Company has recently bid on the Large Cylindrical Battery five-year procurement, and it plans to participate in the five-year procurement for Rectangular Batteries during fiscal 2003. There is no assurance, however, that the Company will be awarded any additional military contracts.

      At June 30, 2002, the Company's backlog related to primary battery orders was not significant, as most of the orders the Company receives are typically shipped within a short time frame from when the order is placed.

Rechargeable Batteries

      The Company has targeted sales of its advanced polymer rechargeable batteries through OEM suppliers, as well as distributors and resellers focused on its target markets. During fiscal 2002 the Company added Li ion products, additional polymer products and charging systems to its portfolio. The Company is currently seeking a number of design wins with OEMs, and believes that its design capabilities, product characteristics and solution integration will drive OEMs to incorporate the Company's batteries into their product offerings, resulting in revenue growth opportunities for the Company. The Company has not marketed its advanced rechargeable batteries for a sufficient period to determine whether these OEMs or consumer sales are seasonal.

      The Company continues to expand its marketing activities as part of its strategic plan to increase sales of its rechargeable batteries including military, computers and communications applications, as well as wireless headsets, computing devices, wearable devices and other electronic portable devices. A key part of this expansion includes building its network of distributors and value added distributors throughout the world.

      At June 30, 2002, the Company's backlog related to rechargeable battery orders was not significant.

Technology Contracts

      The Company has participated in various programs in which it has done contract research and development. These programs have incorporated a profit margin in their structure. This segment has declined because the current strategy for the Company is only to seek development projects that are in harmony with its process and product strategy. Although the Company reports technology contracts as a separate business segment, it does not actively market this segment as a revenue source but rather accepts technology contract business that supports and advances its overall battery business strategy.

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

      The Company's research and development in support of its advanced rechargeable battery technology and products is currently based, in part, on non-exclusive technology transfer agreements. The Company made an initial payment of $1.0 million for such technology and is required to make royalty and other payments for products which incorporate the licensed technology of 8% of the fair market value of the royalty bearing product. The license continues for the respective unexpired terms of the patent licenses, and continues in perpetuity with respect to other licensed technical information.

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

      Following are trademarks of the Company: Ultralife, Ultralife Thin Cell, Ultralife HiRate, Ultralife Polymer, Ultralife Polymer Cell, Ultralife Polymer Battery, Ultralife Polymer System, The New Power Generation.

Manufacturing and Raw Materials

      The Company manufactures its products from raw materials and component parts that it purchases. The Company has ISO 9001 certification for its lithium battery manufacturing operations in both of its manufacturing facilities in Newark, New York and Abingdon, England.

Primary Batteries

      The Company's Newark, New York facility has the capacity to produce in excess of nine million 9-volt batteries per year, approximately 3.5 million cylindrical cells per year, and approximately 500,000 pouch cells per year. The manufacturing facility in Abingdon, England is capable of producing up to one million cylindrical cells per year. This facility also manufactures seawater-activated batteries and assembles customized multi-cell battery packs. The Company believes that its current manufacturing capacity is adequate to meet customer demand. However, with unanticipated growth in demand for the Company's products, demand could exceed current capacity, which would require it to install additional capital equipment to meet these incremental needs.

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

      The total carrying value of the Company's primary battery inventory, including raw materials, work in process and finished goods, amounted to approximately $3.5 million as of June 30, 2002.

Rechargeable Batteries

      The Company's high-volume production line for advanced polymer rechargeable batteries consists of automated coating, assembly and packaging equipment, most of which was tooled for the manufacture of Nokia cell phone replacement batteries. Pursuant to the Company's agreement with the manufacturer of its assembly and packaging line, the manufacturer is prohibited from manufacturing another production line that replicates 20% or more of the components comprising the production line delivered to the Company. The Company recorded a $14.3 million impairment charge on a significant portion of these underutilized assets in June 2002 due to the culmination of various economic conditions. The Company also has some lower volume, more flexible automated manufacturing equipment at its Newark, New York facility mainly to be used for higher value, lower quantity production orders. The raw materials utilized by the Company are readily available from many sources.

      In addition to its own manufacturing capabilities for rechargeable batteries, the Company has a 30% ownership interest in a venture in Taiwan, named Ultralife Taiwan, Inc. (UTI). This venture, established in December 1998, was initially set up to develop manufacturing capabilities using the Company's polymer rechargeable technology. In addition, UTI has recently developed the capability to manufacture rechargeable lithium batteries using liquid lithium technologies. The Company uses UTI and other lithium rechargeable cell manufacturers as sources of raw materials for the assembly of battery packs.

      The total carrying value of the Company's rechargeable battery inventory, including raw materials, work in process and finished goods, amounted to approximately $1.1 million as of June 30, 2002.

Research and Development

      The Company conducts its research and development in both Newark, New York, and Abingdon, England. During the years ended June 30, 2002, 2001, and 2000, the Company expended approximately $4.3 million, $3.4 million, and $5.3 million, respectively, on research and development. R&D expenses rose in fiscal 2002 as the Company increased its development efforts in the area of new military batteries. R&D expenses were significantly lower in fiscal 2001 due to the commercial launch and production of its polymer rechargeable battery, and as a result, certain costs were shifted to cost of products sold. The Company currently expects that research and development expenditures will moderate as the resources devoted to the development of rechargeable batteries have been diminished and the development efforts associated with new high rate cylindrical batteries are winding down. For future development projects, the Company will continue to seek to fund part of its research and development efforts from both government and non-government sources.

Cylindrical Cell Lithium Batteries

      Since the summer of 2001, the Company's strategy has included the development of new cells and batteries for various military applications, utilizing technology developed through its work on pouch cell development, as described below. The Company plans on continuing this activity, as this market is a significant potential growth area for the business. In addition, the Company is leveraging the new battery cases and components it is developing by introducing rechargeable versions of these products. During fiscal 2002, the Company spent approximately $1.2 million on the development of new military batteries. The Company began to realize revenues from these development efforts in small amounts in fiscal 2002 and expects increasing revenues during the next few years.

Pouch Cell Lithium Batteries

      The Company has been conducting research and development of pouch cell lithium batteries, which have a broad range of potential applications in military and industrial markets including radio communications, telematics and medical devices. Included in the research and development activities are design programs for specific cells and batteries to develop a volume manufacturing methodology. The designs will incorporate a lean manufacturing approach to optimize their construction. No assurance can be given that such efforts will be successful or that the products that result will be marketable. In June 2000, the Company announced that it entered into a two-year agreement with the U.S. Army Communications-Electronics Command (CECOM) to complete the development of its primary lithium-manganese dioxide pouch batteries for manufacture in high volume. Products under this agreement will be produced on a flexible manufacturing line. The Company is in the final phase of this project, which is now expected to be completed during fiscal 2003. CECOM will fund approximately $2.8 million for engineering efforts, based on the projected spending by the Company. CECOM considers the Company's pouch technology critical to meeting their future portable power needs in a safe, cost effective manner, and views it as inherently safer than the other lithium technology currently in use.

Rechargeable Batteries

      The Company is directing its rechargeable battery research and development efforts toward design optimization and customization to customer specifications. These batteries have a broad range of potential applications in consumer, industrial and military markets including cellular telephones, computing devices and other portable electronic devices.

      During fiscal 2002, the Company significantly reduced its development efforts focused on the polymer rechargeable technology due to changing economic conditions. As a result, in fiscal 2003 the Company anticipates significantly lower expenditures for rechargeable R&D. (See Item 7, Management's Discussion and Analysis, for additional information concerning the Company's change in strategy.)

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

      The Company was also awarded an additional cost sharing SBIR Phase III contract for the development of the BA 7590 pouch cell primary battery that was substantially completed in fiscal 2000. In 1999, the Company was awarded the lead share of a three-year $15.3 million cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program (ATP). The objective of this project was to develop and produce ultra-high energy polymer rechargeable batteries that will significantly outperform existing batteries in a broad range of portable electronic and aerospace applications. As lead contractor, the Company received a total of $4.6 million over the 3-year life of the contract. In fiscal 2002, the Company received $0.7 million. The Company's participation in the ATP project was completed in June 2002.

Battery Safety; Regulatory Matters; Environmental Considerations

      Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use.

      The transportation of primary and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO) and corresponding International Air Transport Association (IATA) Dangerous Goods Regulations and, in the U.S., by the Department of Transportation (DOT). The Company currently ships its products pursuant to ICAO, IATA and DOT hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers are scheduled to become effective on January 1, 2003. The new regulations require companies to meet certain new testing, packaging, labeling and shipping specifications for safety reasons. The Company is working to ensure that it will be able to comply with these new regulations.

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

      Since primary and rechargeable lithium battery chemistry reacts adversely with water and water vapor, certain of the Company's manufacturing processes must be performed in a controlled environment with low relative humidity. Both of the Company's facilities contain dry rooms as well as specialized air drying equipment.

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

Rechargeable Batteries

      The Company is not currently aware of any regulatory requirements regarding the disposal of polymer or liquid lithium ion rechargeable cells and batteries.

Corporate

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $0.2 million. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001. The next step is for the Company to submit a remediation plan to the New York State Department of Environmental Conservation for approval. Upon approval, the Company would have the authority to remediate the property. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

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

      Historically, although other entities may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. During fiscal 2002, several Asian companies gained manufacturing strength in the polymer market. The Company's strategy is to form marketing partnerships with selected companies in order to minimize competition from these companies. Through its experience in battery manufacturing, the Company has also developed expertise which it believes would be difficult to reproduce without substantial time and expense in the primary battery market.

Employees

      As of August 31, 2002, the Company employed 341 persons: 19 in research and development, 282 in production and 40 in sales, administration and management. Of the total, 272 are employed in the U.S. and 69 in England. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be satisfactory.

      In October and November 2001, the Company embarked on certain cost savings initiatives to reduce costs and to move the Company closer to profitability, resulting in the elimination of approximately 90 positions, mainly in the
Company's rechargeable business unit and in various support areas. Of these positions, approximately 33 people lost their jobs, while the remaining 57 people were redeployed to other areas of the Company that were growing. In February 2002, the Company reduced its workforce further by eliminating another 70 people in various manufacturing and support areas in an effort to run the organization more efficiently. In total, approximately 160 positions at the Company's U.S. operation were affected by the cost savings initiatives and over 100 people lost their jobs as a result of the workforce reductions during fiscal 2002.

ITEM 2. PROPERTIES

      The Company occupies under a lease/purchase agreement approximately 250,000 square feet in two facilities located in Newark, New York. The Company leases approximately 35,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. At present, all of the Company's rechargeable manufacturing and assembly operations are conducted at its Newark, New York facility. The Company's corporate headquarters are located in the Newark facility. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. The Company entered into a lease/purchase agreement with the local county authority in February 1998 with respect to its 110,000 square foot manufacturing facility in Newark, New York which provides more favorable terms and reduces the expense for the lease of the facility. The lease also includes an adjacent building to the Company's manufacturing facility estimated to encompass approximately 140,000 square feet and approximately 65 acres of property. Pursuant to the lease, the Company delivered a down payment in the amount of $440,000 and paid the local governmental authority annual installments in the amount of $50,000 through December 2001 decreasing to approximately $30,000 for the period commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is required to purchase its facility for the purchase price of one dollar.

      The Company leases a facility in Abingdon, England. The term of the lease was recently extended and continues until March 24, 2013. It currently has an annual rent of approximately $240,000 and is subject to review every five years based on current real estate market conditions. The next review is March 2004.

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

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiffs' counsel has accepted the terms of the proposed settlement, amounting to $175,000 for the Company, and the matter must now be approved by the Court and by the shareholders comprising the class. Based on the terms of the proposed settlement, the Company has established reserves for its share of the settlement costs and associated expenses.

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230,000. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. Test sampling was completed in the spring of 2001. The next step is for the Company to submit a remediation plan to the New York State Department of Environmental Conservation for approval. Upon approval, the Company would have the authority to remediate the property. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

      A retail end-user of a product manufactured by one of Ultralife's customers (the "Customer"), has made a claim against the Customer wherein it is asserted that the Customer's product, which is powered by an Ultralife battery, does not operate according to the Customer's product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife has agreed to lend technical support to the

Customer in defense of its claim. Additionally, Ultralife will honor its warranty by replacing any batteries that may be determined to be defective. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife's product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company's financial position and results of operations.

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

      The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock during the Company's last two fiscal years:

                                                               Sales Prices
                                                            High           Low
                                                            ----           ---
Fiscal Year 2002:
Quarter ended September 30, 2001                           $ 6.50         $4.15
Quarter ended December 31, 2001                              5.24          3.55
Quarter ended March 31, 2002                                 4.55          3.00
Quarter ended June 30, 2002                                  4.24          2.80

Fiscal Year 2001:
Quarter ended September 30, 2000                           $13.63         $9.81
Quarter ended December 31, 2000                             10.19          5.13
Quarter ended March 31, 2001                                 9.25          5.56
Quarter ended June 30, 2001                                  5.63          4.88

      During the period from July 1, 2002 through August 31, 2002, the high and low closing sales prices of the Company's Common Stock were $3.65 and $2.50, respectively.

Holders

      As of August 31, 2002, there were 181 registered holders of record of the Company's Common Stock. Based upon information from the Company's stock transfer agent, management of the Company believes that there are more than 3,700 beneficial holders of the Company's Common Stock.

      In July 1999, the Company issued 700,000 shares of its Common Stock to Ultralife Taiwan, Inc. (UTI) in exchange for $8.75 million in cash. Subsequently, in September 1999, the Company contributed $8.75 million in cash to the UTI venture. This cash contribution coupled with the contribution of the Company's technology resulted in approximately a 46% ownership interest in UTI. The transaction was done in conjunction with the UTI agreement that was announced by the Company in December 1998. Subsequently, the Company's interest in UTI has been reduced to 30% due to stock issuances to certain UTI employees and subsequent capital raising efforts. See also History in Item 1 of this Annual Report.

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

      On April 23, 2002, the Company closed on a $3.0 million private placement consisting of common equity and a convertible note. Initially, 801,333 shares were issued. The $600,000 convertible note, which accrues interest at 10% per annum, was issued to one of the Company's directors. Subject to shareholder approval, an additional 200,000 shares will be issued, and all accrued interest will be forgiven upon conversion of the note, which matures on December 31, 2002. Shareholders will vote to approve the conversion of the note into common shares at the Company's Annual Meeting in December 2002. All shares will be issued at $3.00 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      See Note 8 in Notes to Consolidated Financial Statements in Item 8.

ITEM 6.

                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

Statement of Operations Data:

                                                                                         Year Ended June 30,
                                                                   ----------------------------------------------------------------
                                                                     2002          2001          2000          1999          1998
                                                                   --------      --------      --------      --------      --------
Revenues                                                           $ 32,515      $ 24,163      $ 24,514      $ 21,064      $ 16,391
Cost of products sold                                                31,168        27,696        25,512        19,016        14,522
                                                                   --------      --------      --------      --------      --------

Gross margin                                                          1,347        (3,533)         (998)        2,048         1,869
                                                                   --------      --------      --------      --------      --------

Research and development expenses                                     4,291         3,424         5,306         5,925         6,651
Selling, general and administrative expenses                          7,949         8,009         7,385         6,195         5,790
Impairment of Long Lived Assets                                      14,318            --            --            --            --
Loss on fires                                                            --            --            --        (1,288)       (2,697)
                                                                   --------      --------      --------      --------      --------

Total operating and other expenses                                   26,558        11,433        12,691        10,832         9,744

Interest income, net                                                   (291)          166           909         1,456           888
Equity loss in affiliate                                                 --        (2,338)         (818)          (80)           --
Gain on sale of securities                                               --            --         3,147           348            --
Other income (expense), net                                             320          (124)          209           (25)          (33)
                                                                   --------      --------      --------      --------      --------

Loss before income taxes                                            (25,182)      (17,262)      (10,242)       (7,085)       (7,020)
Income taxes                                                             --            --            --            --            --
                                                                   --------      --------      --------      --------      --------

Net loss                                                           $(25,182)     $(17,262)     $(10,242)     $ (7,085)     $ (7,020)
                                                                   ========      ========      ========      ========      ========
Net loss per share, basic and diluted                              $  (2.03)     $  (1.55)     $  (0.94)     $  (0.68)     $  (0.84)
                                                                   ========      ========      ========      ========      ========

Weighted average number
   of shares outstanding                                             12,407        11,141        10,904        10,485         8,338
                                                                   ========      ========      ========      ========      ========

Balance Sheet Data:
                                                                                               June 30,
                                                                   ----------------------------------------------------------------
                                                                     2002          2001          2000          1999          1998
                                                                   --------      --------      --------      --------      --------
Cash and available-for-sale securities                             $  2,219      $  3,607      $ 18,639      $ 23,556      $ 35,688
Working capital                                                    $  4,950      $  6,821      $ 22,537      $ 28,435      $ 37,745
Total assets                                                       $ 30,063      $ 47,203      $ 64,460      $ 66,420      $ 75,827
Total long-term debt and capital lease obligations                 $    103      $  2,648      $  3,567      $    215      $    197
Stockholders' equity                                               $ 21,164      $ 37,453      $ 54,477      $ 60,400      $ 68,586

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

General

      Ultralife Batteries, Inc. develops, manufactures and markets a wide range of standard and customized lithium primary (non-rechargeable) and rechargeable batteries for use in a wide array of applications. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. The Company has focused on manufacturing a family of lithium primary batteries for industrial, military and consumer applications, which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company also supplies rechargeable and lithium ion batteries for use in portable electronic applications.

      For several years, the Company has incurred net operating losses primarily as a result of funding research and development activities and, to a lesser extent, incurring manufacturing and selling, general and administrative costs. During fiscal 2002, the Company realigned its resources to bring costs more in line with revenues, moving the Company closer to its targets of operating cash breakeven and profitability. In addition, the Company refined its rechargeable strategy to allow it to be more effective in the marketplace.

      The Company believes that its current growth strategy will be successful in the long-term. However, at the present time, the status of the Company's cash and credit situation is of serious concern, and much of the Company's ability to succeed in the near-term is dependent upon continued revenue growth and a favorable product mix that will generate cash. If the Company is unsuccessful in growing the business sufficiently in the near-term to generate adequate levels of cash, it will need to find alternative sources of funds to allow it to continue to operate in its current capacity. Some possible funding alternatives include obtaining additional debt, issuing equity or selling assets. While the Company has been successful at raising funds in the past and is optimistic that it will be able to do so again if necessary, there is no assurance that the Company will be able to do so under the current circumstances.

      The Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology Contracts and Corporate. The Primary Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company's lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

      Currently, the Company does not experience significant seasonal trends in primary battery revenues and does not have enough sales history on the rechargeable batteries to determine if there is seasonality.

Results of Operations

Fiscal  Year Ended June 30,  2002  Compared  With the Fiscal Year Ended June 30,
2001

      Revenues. Total revenues of the Company increased $8,352,000 from $24,163,000 for the year ended June 30, 2001 to $32,515,000 for the year ended June 30, 2002. Primary battery sales increased $9,229,000, from $22,105,000 for the year ended June 30, 2001 to $31,334,000 for the year ended June 30, 2002. The increase in primary battery sales was primarily due to growth in cylindrical battery sales, particularly to military customers, and higher 9-volt battery sales. Rechargeable battery sales increased modestly from $370,000 for the year ended June 30, 2001 to $445,000 for the year ended June 30, 2002, as the Company broadened its strategy in the latter portion of fiscal 2002 from simply selling polymer batteries it manufactures to selling a rechargeable "solution" that encompasses sourcing cells from other lithium battery manufacturers and assembling them to meet customer needs. Technology contract revenues decreased $952,000, from $1,688,000 to $736,000 due to the scheduled reduction of certain nonrenewable government contracts, which concluded in fiscal 2002.

      Cost of Products Sold. Cost of products sold increased $3,472,000, from $27,696,000 for the year ended June 30, 2001 to $31,168,000 for the year ended June 30, 2002. Consolidated cost of products sold as a percentage of total revenue improved from approximately 115% to 96% for the year ended June 30, 2002. Consolidated gross margins improved from a negative 15% in fiscal 2001 of sales to a positive 4% in fiscal 2002.

      In October and November 2001, the Company realigned its resources to address changing market conditions and to better meet customer demand in areas of the business that were growing. A majority of employees affected by this realignment were re-deployed from the Rechargeable segment and support functions into open direct labor positions in the Primary segment, due to the significantly growing demand for primary batteries from the military. Again in February 2002, the Company took further actions to reduce costs in its ongoing effort to improve liquidity and to bring costs more in line with current and near-term anticipated revenues. These cost reductions included employee terminations and salary reductions, discontinuance of certain employee benefits and other cost savings initiatives in general and administrative areas. Overall, the Company reduced its workforce by more than 20% during the year. Approximately one-half of these cost savings reduced cost of products sold, with the other half reducing R&D and selling, general and administrative costs. Severance costs associated with these actions were incurred in the period of the force reductions, although they were not material. In total, the actions taken during fiscal 2002 generated total cost savings of more than $2,000,000 per quarter from the expense run rate that the Company experienced during its first quarter of fiscal 2002.

      In the Primary battery segment, the cost of batteries sold increased $5,318,000, from $21,094,000 2001 to $26,412,000 in 2002, mainly related to increased sales volume. As a percent of total primary battery sales, cost of primary products sold improved from 95% for the year ended June 30, 2001 to 84% for the year ended June 30, 2002, reflecting improved manufacturing efficiencies related to higher volumes and the impact from certain of the cost savings initiatives referred to above, as well as the ongoing positive effects from the implementation of lean manufacturing disciplines.

      In the Rechargeable battery segment, the cost of products sold decreased $972,000 in fiscal 2002 from $5,065,000 in fiscal 2001 to $4,093,000 in 2002.
During fiscal 2001, in anticipation of significant increases in rechargeable sales volume, the Company added resources to prepare for this expected growth. As economic conditions changed during fiscal 2002, the Company reacted and reduced its resources accordingly by realigning its resources and reducing manpower as described above. In general, the decrease in costs from 2001 to 2002 primarily resulted from the cost savings initiatives that were implemented during the year.

      Technology contracts cost of sales decreased $874,000, or approximately 57%, from $1,537,000 for the year ended June 30, 2001 to $663,000 for the year ended June 30, 2002, in line with the decrease in revenues. Technology contracts cost of sales as a percentage of revenue was 10% in 2002, consistent with the prior year.

      Operating and Other Expenses. In June 2002, the Company recorded a fixed asset impairment charge of $14,318,000. This impairment charge related to a writedown of long-lived assets in the Company's rechargeable production operations, reflecting a change in the Company's strategy. Changes in external economic conditions culminated in June 2002, reflecting a slowdown in the mobile electronics marketplace and a realization that near-term business opportunities utilizing the high volume rechargeable production equipment had dissipated. These changes caused the Company to shift away from high volume polymer rechargeable battery production to higher value, lower volume opportunities. The Company's redefined strategy eliminates the need for its high volume production line that had been built mainly to manufacture Nokia cell phone replacement batteries. The new strategy is a three-pronged approach. First, the Company will manufacture in-house for the higher value, lower volume polymer rechargeable opportunities. Second, the Company will utilize its affiliate in Taiwan, Ultralife Taiwan, Inc., as a source for both polymer and liquid lithium cells. Third, the Company will look to other rechargeable cell manufacturers as sources for cells that the Company can then assemble into completed battery packs. In the future, the impairment of the rechargeable fixed assets will result in lower depreciation charges of approximately $1,800,000 per year.

      Total operating and other expenses increased $15,125,000 from $11,433,000 for the year ended June 30, 2001 to $26,558,000 for the year ended June 30, 2002. Excluding the impairment charge, operating and other expenses increased

$807,000, from $11,433,000 in 2001 to $12,240,000 in 2002, mainly as a result of higher research and development expenses. Operating and other expenses as a percentage of revenue, excluding the impairment charge, improved from 47% for the year ended June 30, 2001 to 38% for the year ended June 30, 2002. Research and development costs increased $867,000, or 25% from $3,424,000 for the year ended June 30, 2001 to $4,291,000 for the year ended June 30, 2002. This increase was mainly due to higher costs related to the development of new cylindrical batteries for the military applications, as the Company focused more extensively on this significant market opportunity. R&D expenditures related to rechargeable battery development diminished during the year as a result of the cost savings actions discussed previously. The Company anticipates that R&D costs overall will decline significantly in fiscal 2003 as compared with 2002 due to the sizeable reduction in rechargeable development efforts and the expected near-term transition of the new cylindrical battery development to manufacturing during fiscal 2003.

      Selling, general and administration expenses decreased $60,000, approximately 1%, from $8,009,000 for the year ended June 30, 2001 to $7,949,000 for the year ended June 30, 2002, even though revenues rose 35%. Selling and marketing expenses declined $404,000 from fiscal 2001 to fiscal 2002 as a result of a more targeted sales coverage strategy using fewer resources and lower marketing and advertising costs. General and administrative expenses, on the other hand, rose $344,000 as a result of higher insurance expenses and certain severance costs pertaining to an executive employment agreement incurred in conjunction with the Company's resource realignment during the second fiscal quarter.

      Other Income (Expense). Interest income decreased $611,000 from $702,000 for the year ended June 30, 2001 to $91,000 for the year ended June 30, 2002. This decrease is mainly the result of lower average balances of cash and investment securities, as well as lower interest rates. Interest expense decreased $154,000 form $536,000 in 2001 to $382,000 in 2002 as a result of lower average balances of debt. Equity loss in affiliates, pertaining to the Company's equity interest in Ultralife Taiwan, Inc. (UTI), was zero in fiscal 2002, compared with a loss of $2,338,000 in fiscal 2001. Since UTI continued to report losses during fiscal 2002, the Company did not reflect its share of the losses as the investment had been reduced to zero as of the end of 2001. Miscellaneous income (expense) changed from an expense of $124,000 in 2001 to income of $320,000 in 2002, primarily as a result of unrealized gains on foreign currency transactions due mainly to the strengthening of the U.K. pounds sterling relative to the U.S. dollar.

      Net Losses. The consolidated net loss for the year ended June 30, 2002 was $25,182,000, or $2.03 per share. Excluding the $14,318,000 impairment charge for long-lived assets, the consolidated net loss improved $6,398,000 from a loss of $17,262,000, or $1.55 per share, for the year ended June 30, 2001 to a loss of $10,864,000, or $0.88 per share, for the year ended June 30, 2002, primarily as a result of the reasons described above.

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

Liquidity and Capital Resources

      As of June 30, 2002, cash equivalents and available for sale securities totaled $2,018,000, excluding restricted cash of $201,000. During the year ended June 30, 2002, the Company used $8,199,000 of cash in operating activities as compared to $10,406,000 for the year ended June 30, 2001. Cash used in operations in 2002 was mainly a result of the Company's reported net loss, net of non-cash items such as depreciation and impairment charges. Also during 2002, accounts receivable rose $2,680,000 due to higher shipments made at the end of fiscal 2002. Compared with 2001, the $2,207,000 improvement in cash used in operations was primarily a result of decreasing net losses net of non-cash expenses, offset in part by higher cash usage attributable to changes in working capital related to higher volumes of business. In the year ended June 30, 2002, the Company used $2,330,000 to purchase plant, property and equipment, which was offset by proceeds from a sale leaseback of $995,000. Of the $2,330,000 of equipment purchases, $1,884,000 related to the acquisition of machinery and equipment for the Company's primary battery operations, $333,000 related to rechargeable battery machinery and equipment and the balance was substantially for facilities upgrades.

      Months cost of sales in inventory at June 30, 2002 was 1.9 months as compared to 2.6 months at June 30, 2001. This metric is indicative of the Company's continuing focus to improve purchasing procedures and inventory controls. The Company's Days Sales Outstanding (DSOs) was an average of 57 days for 2002, compared with an average of 55 days for 2001. This modest slowdown in collections is mainly attributable to increased business with non-U.S. customers who typically take longer to pay than the U.S. customers.

      At June 30, 2002, the Company had a capital lease obligation outstanding of $118,000 for the Company's Newark, New York offices and manufacturing facilities. In addition, the Company had a capital lease on computer equipment, which had an outstanding balance of $65,000 at June 30, 2002.

      As of June 30, 2002, the Company had made commitments to purchase approximately $171,000 of production machinery and equipment.

      In June 2000, the Company entered into a 3-year, $20,000,000 secured credit facility with a lending institution. The financing agreement consisted of an initial $12,000,000 term loan component and a revolving credit facility component for an initial $8,000,000 based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). The amount available under the term loan component amortizes over time. Principal and interest are paid monthly on outstanding amounts borrowed. Initially, $4,000,000 was borrowed under the term loan component in June 2000, and this amount is being repaid over a five-year period. Debt issue costs amounting to $198,000 were incurred in connection with the initiation of the agreement and are being amortized over the term of the loan.

      In December 2000 and June 2001, the Company and its commercial lender agreed to revise downward the adjusted net worth covenant to better reflect the Company's equity position at that particular time. In October 2001, this lending institution informed the Company that its borrowing availability under its $20,000,000 credit facility had been effectively reduced to zero as a result of a recent appraisal of its fixed assets. In February 2002, the Company and its primary lending institution amended the credit facility. The amended facility was reduced to a total of $15,000,000, mainly due to the reduction in the appraised valuation of fixed assets that limited the borrowing capacity under the term loan component, as well as to minimize the cost of unused line fees. Certain definitions were also revised which increased the Company's available borrowing base. In addition, the minimum net worth covenant was effectively reduced to approximately $19,200,000 after adjustments for fixed asset impairment charges. At June 30, 2002, the Company was in compliance with this covenant. The term loan component was revised to an initial $2,733,000 based on the valuation of the Company's fixed assets (of which $2,468,000 was outstanding on the term loan at June 30, 2002). The principal associated with the term loan is continuing to be repaid over a 5-year amortization period from the initial date of the credit facility in June 2000. The revolving credit component of the overall credit facility comprises the remainder of the total potential borrowing capacity. There was no balance outstanding on the revolving credit facility as of June 30, 2002. If the credit facility, which expires in June 2003, is not extended by agreement of both the Company and the lending institution, the remaining principal under the term loan, and any amounts outstanding under the revolving credit facility, would become due at that time. Therefore, the Company has reflected its debt associated with this facility as a short-term liability on the Consolidated Balance Sheet. If the Company is unsuccessful in renegotiating this credit facility or is unable to refinance this debt with another lending institution, this could have a material adverse effect on the Company's business and financial position.

      The loans bear interest at prime-based or LIBOR-based rates, at the discretion of the Company. At June 30, 2002, the rate was 5.75%. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. The total amount available under the term loan component is reduced by outstanding letters of credit. The Company had $3,800,000 outstanding on a letter of credit as of June 30, 2002, supporting the Company's $4,000,000 equipment lease. The Company's additional borrowing capacity under the revolver component of the credit facility as of June 30, 2002 was approximately $1,000,000.

      In March 2001, the Company initiated a $2,000,000 lease line of credit with a third party leasing agency. Under this arrangement, the Company had various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, the Company expanded its leasing arrangement with a third party leasing agency. The revision increased the amount of the lease line from $2,000,000 to $4,000,000. The increase in the line was used to fund capital expansion plans for manufacturing equipment that has allowed increased capacity within the Company's Primary business unit. At June 30, 2002, the lease line had been fully utilized. The Company's quarterly lease payment is approximately $226,000. In conjunction with this lease, the Company is required to maintain a $3,800,000 letter of credit. The letter of credit was issued by the Company's primary lending institution, which diminishes the Company's overall borrowing availability under the revolver component of the overall credit facility. The Company is working to see if it can find alternatives to collateralize this letter of credit in order to alleviate this restriction. There can be no assurance that the Company will be successful in this pursuit.

      While the Company is optimistic about its long-term future prospects and growth potential, the timing aspect of near-term revenue and profitability is unclear. The Company's future liquidity depends on its ability to successfully generate positive cash flows from operations and to achieve operational savings. At this time based on the current financial outlook, it appears that the Company may not generate the revenues necessary to allow it to continue to meet the current net worth covenant of the credit facility. To date, the Company and its lending institution have maintained a good relationship, and thus the Company is optimistic that it will be able to negotiate a further revision of the net worth covenant to better reflect the Company's current situation. There can be no assurance, however, that the Company will be successful in its endeavor to do so, and therefore, this situation could have a material adverse effect on the Company's financial position.

      During the fiscal year ended June 30, 2002, the Company raised capital through two private equity transactions. First, in July 2001, the Company completed a $6,800,000 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. The second transaction occurred in April 2002, when the Company closed on a $3,000,000 private placement consisting of common equity and a $600,000 convertible note. Initially, 801,333 shares were issued. The note, which was issued to one of the Company's directors, will convert automatically into an additional 200,000 shares if the Company's shareholders vote to approve the conversion of the note into common shares at the Company's Annual Meeting in December 2002. If shareholder approval is not obtained, the

Company is obligated to repay the note on December 31, 2002, with accrued interest at 10% per year. All shares will be issued at $3.00 per share.

      The  Company  also is  continuing  to explore  other  sources of  capital, including utilizing its unleveraged assets as collateral for additional borrowing capacity, selling assets that are not core to the Company's long-term strategic initiatives, and raising equity through a private or public offering. Although the Company is confident that it will be successful in arranging adequate financing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements during the course of fiscal 2003. Therefore, this could have a material adverse effect on the Company's business, financial position and results of operations.

      As described in Part I, Item 3, "Legal Proceedings", the Company is involved in certain environmental matters with respect to its facility in Newark, New York. Although the Company has reserved for expenses related to this, there can be no assurance that this will be the maximum amount. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

      The Company typically offers warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. The Company also offers a 10-year warranty on its 9-volt batteries that are used in ionization-type smoke detector applications. The Company provides for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event the Company's experiences a significant increase in warranty claims, there is no assurance that the Company's reserves are sufficient. This could have a material adverse effect on the Company's business, financial condition and results of operations.

Outlook

      Looking ahead for the full fiscal year of 2003, the Company is optimistic about its sales prospects and the status of the manufacturing operations. At this time, the Company expects to achieve revenue growth in a range comparable to the 35% growth rate it achieved during fiscal 2002. The Company is projecting growth in virtually all major product areas within its business - 9-volt, cylindrical and rechargeable. The growth in each of the quarters, however, is subject to significant fluctuations as the timing of customer orders is not easily predictable. In particular, 9-volt revenues are dependent upon continued demand from the Company's customers, some of which are dependent upon retail sell-through. Similarly, revenues from sales of cylindrical products, primarily to military customers, are dependent upon a variety of factors, including the timing of the battery solicitation process within the military, the Company's ability to successfully win contract awards, successful qualification of the Company's products in the applicable military applications, and the timing of order releases against such contracts. Some of these factors are outside of the Company's direct control.

      For instance, in June 2002, the Company was awarded the top award, 60%, of the U.S. Army's Next Gen II 5-year procurement of Small Cylindrical Batteries. Orders on this contract, though, have yet to begin, and it is difficult to determine when such orders may start. In July 2002, the Company also submitted a proposal on the Large Cylindrical Battery procurement under the Next Gen II procurement. The Large Rectangular Battery solicitation for bids has yet to be issued by the U.S. Army. It is difficult to determine at this time when the U.S. Army will issue the solicitations or make any award decisions. While the Company is optimistic about its chances of winning a substantial portion of the contracts with this program, the ultimate outcome is uncertain. This solicitation process is significantly behind the original schedule mainly as a result of the U.S. government's diversion relating to the terrorist attacks on September 11, 2001. A significant portion of the Company's growth projections is dependent upon its success and participation in this Next Gen II program.

      The Company believes that quarterly revenues of approximately $9,000,000 to $9,500,000 will allow it to achieve operating cash breakeven, depending on the Company's overall product mix. The Company also believes that quarterly revenues in the range of $10,500,000 should allow the Company to be able to report a profit. While the Company has been able to significantly reduce costs during fiscal 2002, it still maintains a fairly substantial fixed cost infrastructure to support its overall operations. Increasing volumes of sales and production will generate very favorable returns to scale, but similarly, decreasing volumes will result in the opposite effect.

      In June 2002, the Company reported a $14,318,000 impairment charge. This impairment charge related to a writedown of long-lived assets in the Company's rechargeable production operations, reflecting a change in the Company's strategy. Changes in external economic conditions culminated in June 2002, reflecting a slowdown in the mobile electronics marketplace and a realization that near-term business opportunities utilizing the high volume rechargeable production equipment had dissipated. These changes caused the Company to shift away from high volume polymer rechargeable battery production to higher value, lower volume opportunities. The Company's redefined strategy eliminates the need for its high volume production line that had been built mainly to manufacture Nokia cell phone replacement batteries. The new strategy is a three-pronged approach. First, the Company will manufacture in-house for the higher value, lower volume polymer rechargeable opportunities. Second, the Company will utilize its affiliate in Taiwan, Ultralife Taiwan, Inc., as a source for both polymer and liquid lithium cells. Third, the Company will look to other rechargeable cell manufacturers as sources for cells that the Company can then assemble into completed battery packs. The Company is optimistic that this broadened strategy can be a successful, although modest, aspect of its growth for fiscal 2003.

      As a result of the cost savings actions taken during fiscal 2002 that significantly impacted the Rechargeable segment, and the decline of development efforts related to new cylindrical batteries for military applications as those products move into anticipated volume production, the Company expects that its costs related to research and development will decline substantially in fiscal 2003 when compared with fiscal 2002.

      The Company expects that spending for capital projects in fiscal 2003 will be relatively modest. The Company carefully evaluates such projects and will only make capital investments when necessary and when there is typically a very quick payback. Some of the capital equipment acquisitions during the upcoming fiscal year will be financed by the capital equipment grant/loan the Company recently finalized.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 in the fiscal year beginning July 1, 2002 and is currently evaluating the effect, if any, on the Company's financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principle Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will adopt SFAS No. 144 in the fiscal year beginning July 1, 2002. The Company does not believe adoption of this pronouncement will have a material adverse effect on its financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 in the fiscal year beginning July 1, 2002. The Company does not believe the adoption of this pronouncement will have a material adverse effect on its financial statements.

Risk Factors

Dependence on Continued Demand for the Company's Existing Products

      A substantial portion of the Company's business depends on the Continued demand for products sold by OEMs using the Company's batteries. Therefore, the Company's success is substantially dependent upon the success of the OEMs' products in the marketplace. The Company is subject to many risks beyond its control that influence the success or failure of a particular product manufactured by an OEM, including: competition faced by the OEM in its particular industry, market acceptance of the OEM's product, the engineering, sales, marketing and management capabilities of the OEM, technical challenges unrelated to the Company's technology or products faced by the OEM in developing its products, and the financial and other resources of the OEM.

      For instance, in fiscal 2002, 59% of the Company's revenues were comprised of sales of its 9-volt batteries, and of this, approximately 30% pertained to sales to smoke alarm OEMs in the U.S. If the retail demand for long-life smoke detectors decreases significantly, this could have a material adverse effect on the Company's business, financial condition and results of operations.

      Similarly, in fiscal 2002, 19% of the Company's revenues was comprised of sales of cylindrical batteries, and of this, approximately 62% pertained to sales made directly or indirectly to the U.S. military. If the demand for cylindrical batteries from the U.S. military were to decrease significantly, this could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of the Company's Rechargeable Battery Business

      Although the Company is in production of certain rechargeable cells and batteries, it has not achieved wide market acceptance. The Company cannot assure that volume acceptance of its rechargeable products will occur due to the highly competitive nature of the business. There are many new company and technology entrants into the marketplace and the Company must continually reassess the market segments in which its products can be successful and seek to engage customers in these segments who will adopt the Company's products for use in their products. In addition, these companies must be successful with their products in their markets for the Company to gain increased business. Increased competition, failure to gain customer acceptance of products or failure of the Company's customers in their markets could have a further adverse affect on the Company's rechargeable battery business.

Risks Relating to Growth and Expansion

      Rapid growth of the Company's battery business could significantly strain management, operations and technical resources. If the Company is successful in obtaining rapid market growth of its batteries, the Company will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. For example, significantly large orders from the U.S. military for the Company's cylindrical products may strain the current capacity capabilities of the Company and would require time to install additional equipment and build a sufficient support infrastructure. The Company cannot assure, however, that business will rapidly grow or that its efforts to expand manufacturing and quality control activities will be successful or that the Company will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. The Company will also be required to continue to improve its operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on business, financial condition and results of operations.

Dependence on U.S. Military Procurement of Batteries

      The Company will continue to develop both primary and rechargeable battery products to meet the needs of the U.S. military forces. The Company believes it has a high probability for success in solicitations for these batteries. Any delay of solicitations by, or failure of, the U.S. government to purchase batteries manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Competition and Technological Obsolescence

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

      Primary Batteries - The primary (non-rechargeable) battery industry is characterized by intense competition with a number of companies offering or seeking to develop products similar to the Company's. The Company is subject to competition from manufacturers of primary batteries, such as carbon-zinc, alkaline and lithium batteries in various configurations, including 9-volt, AAA, AA, C, D, 2/3 A and other cell sizes. Manufacturers of primary batteries include The Gillette Company (Duracell), Energizer Holdings, Inc., Rayovac Corp., Sanyo Electric Co. Ltd., Sony Corp., and Matsushita Electric Industrial Co., Ltd. (Panasonic). Manufacturers of specialty lithium batteries include Saft, Eagle Picher Industries and Friwo Silberkraft GmbH.

      Many of these companies have substantially greater resources than the Company, and some have the capacity and volume of business to be able to produce their products more efficiently than the Company at the present time. In addition, these companies are developing batteries using a variety of battery technologies and chemistries that are expected to compete with the Company's technology. If these companies successfully market their batteries before the introduction of the Company's products, there could be a material adverse effect on its business, financial condition and results of operations.

Rechargeable Batteries - The rechargeable battery industry is also characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to the Company's. The Company is subject to competition from manufacturers of traditional rechargeable batteries, such as nickel-cadmium batteries, from manufacturers of rechargeable batteries of more recent technologies, such as nickel-metal hydride, lithium ion liquid electrolyte and lithium polymer batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Manufacturers of nickel-cadmium and/or nickel-metal hydride batteries include Sanyo Electric Co. Ltd., Sony Corp., Toshiba Corp., Saft and Matsushita Electric Industrial Co., Ltd. (Panasonic), among others. Manufacturers of lithium ion liquid electrolyte batteries currently include Saft-Soc des ACC, Sony Corp., Toshiba Corp., Matsushita Electric Industrial Co., Ltd., Sanyo Electric Co. Ltd., Sony Corp., E-One Moli Energy Ltd., BYD Co. Ltd., Samsung SDI Co., Ltd., Shenzhen B&K Electronic Co. Ltd., and Ultralife Taiwan, Inc., among others. Manufacturers of lithium polymer batteries currently include Valence Technology, Inc., Sony Corp., Amperex Technology Ltd., Danionics A/S, Finecell Co. Ltd., LG Chemical, Ltd., SKC, Samsung SDI Co., Ltd., Ultralife Taiwan, Inc., and Kokam Engineering Co., Ltd.

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

Safety Risks; Demands of Environmental and Other Regulatory Compliance

      Due to the high energy density inherent in lithium batteries, the Company's batteries can pose safety certain risks, including the risk of fire. Although the Company incorporates safety procedures in research, development and manufacturing processes that are designed to minimize safety risks, the Company cannot assure that accidents will not occur. Although the Company currently carries insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at the manufacturing facilities or from the use of the products, may result in significant production delays or claims for damages resulting from injuries. These types of losses could have a material adverse effect on the business, financial condition and results of operations.

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

      In connection with our purchase/lease of the Newark, New York facility in 1998, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001. The next step is for the Company to submit a remediation plan for approval. Upon approval, the Company would have the authority to remediate the property. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The Company cannot assure that it will not face claims resulting in substantial liability which would have a material adverse effect on the business, financial condition and results of operations in the period in which such claims are resolved.

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

Dependence on Proprietary Technologies

      The Company's success depends more on the knowledge, ability, experience and technological expertise of its employees than on the legal protection of patents and other proprietary rights. The Company claims proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. The Company cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technology. The Company protects its proprietary rights in its products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. The Company, however, has had patents issued and patent applications pending in the U.S. and elsewhere. The Company cannot assure (i) that patents will be issued from any pending applications, or that the claims allowed under any patents will be sufficiently broad to protect its technology, (ii) that any patents issued to the Company will not be challenged, invalidated or circumvented, or (iii) as to the degree or adequacy of protection any patents or patent applications may or will afford. If the Company is found to be infringing third party patents, there can be no assurance that it will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipment or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.

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

Risks Related to China Joint Venture Program

      In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in Changzhou, China, for the production and distribution in and from China of 2/3A lithium primary batteries. Changzhou Ultra Power Battery Co., Ltd., a company organized in China ("China Battery"), purchased certain technology, equipment, training and consulting services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6.0 million to the Company over the first two years of the agreement, of which approximately $5.6 million has been paid. The Company has been attempting to collect the balance due under this contract. China Battery has indicated that it will not make these payments until certain contractual issues have been resolved. Due to China Battery's questionable willingness to pay, the Company wrote off in fiscal 1997 the entire balance owed as well as its investment aggregating $805,000. Since China Battery has not purchased technology, equipment, training or consulting services to produce batteries other than 2/3 A lithium batteries, the Company does not believe that China Battery has the capacity to become a competitor. The Company does not anticipate that the manufacturing or marketing of 2/3 A lithium batteries will be a substantial portion of its product line in the future. However, in December 1997, China Battery sent a letter demanding reimbursement of an unspecified amount of losses they have incurred plus a refund for certain equipment that was sold to China Battery. The Company has attempted to initiate negotiations to resolve the dispute. However, an agreement has not yet been reached. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim which, if successful, could have a material adverse effect on the business, financial condition and results of operations. The Company believes that such a claim is without merit.

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

Quarterly  Fluctuations  in Operating  Results and Possible  Volatility of Stock
Price

      The Company's future operating results may vary significantly from quarter to quarter depending on factors such as the timing and shipment of significant orders, new product introductions, delays in customer releases of purchase orders, the mix of distribution channels through which the Company sells its products and general economic conditions. Frequently, a substantial portion of the Company's revenues in each quarter is generated from orders booked and shipped during that quarter. As a result, revenue levels are difficult to predict for each quarter. If revenue results are below expectations, operating results will be adversely affected as the Company has a sizeable base of fixed overhead costs that do not vary much with the changes in revenue. In addition to the uncertainties of quarterly operating results, future announcements concerning the Company or its competitors, including technological innovations or commercial products, litigation or public concerns as to the safety or commercial value of one or more of its products, may cause the market price of its Common Stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our Common Stock.

Risks Related to Product Warranty Claims

      The Company typically offers warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. The Company also offers a 10-year warranty on its 9-volt batteries that are used in ionization-type smoke detector applications. The Company provides for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event the Company's experiences a significant increase in warranty claims, there is no assurance that the Company's reserves are sufficient. This could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Company's Ability to Finance Ongoing Operations and Projected Growth

      While the Company believes that it revenue growth projections and its ongoing cost controls will allow it to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if the Company will be able to achieve its projections. The Company's future cash flows from operations, combined with its accessibility to cash and credit, may not be sufficient to allow the Company to finance ongoing operations or to make required investments for future growth. The Company may need to seek additional credit or access capital markets for additional funds. There is no assurance that the Company would be successful in this regard.

Risks Related to Maintaining Debt Obligations

      The Company has certain debt covenants that must be maintained, most notably a requirement with its primary lending institution to meet certain levels of net worth. There is no assurance that the Company will be able to continue to meet these debt covenants in the future. If the Company defaults on any of its debt covenants and it is unable to renegotiate credit terms in order to comply with such covenants, this could have a material adverse effect on the business, financial condition and results of operations.

      In June 2003, the Company's credit facility with its primary lending institution is scheduled to expire. There is no assurance that the Company will be successful in refinancing this credit facility.

Risks Related to Arthur Andersen LLP Being our Past Auditors

      There may be no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the financial statements audited by them, due to the fact that Arthur Andersen LLP was convicted on June 15, 2002 of federal obstruction of justice arising from the government's investigation of Enron Corp.

      Arthur Andersen LLP consented to the inclusion of their report in the annual reports and registration statements we filed prior to June 30, 2002. Our inability to include in future registration statements or reports financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP's consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets.

      Should we seek to access the public capital markets, Securities and Exchange Commission (SEC) rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending June 30, 2004 become available, the SEC's current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time, the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of our former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the years ended June 30, 2000 and June 30, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC's requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

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

      In fiscal 2002, approximately 84% of the Company's sales were denominated in U.S. dollars. The remainder of the Company's sales were denominated in U.K. pounds sterling and euros. A 10% change in the value of the pound sterling or the euro to the U.S. dollar would have impacted the Company's revenues in fiscal 2002 by less than 2%. The Company monitors the relationship between the U.S. dollar and other currencies on a continuous basis and adjusts sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 33.

                                                                            Page
                                                                            ----

      Report of Independent Accountants,
        PricewaterhouseCoopers  LLP                                          33

      Report of Independent Public Accountants,
        Arthur Andersen LLP                                                  34

      Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 30, 2002 and 2001         35

            Consolidated Statements of Operations for the years ended
              June 30, 2002, 2001 and 2000                                   36

            Consolidated Statements of Changes in Shareholders'
              Equity and Accumulated Other Comprehensive Loss
              for the years ended June 30, 2002, 2001 and 2000               37

            Consolidated Statements of Cash Flows for the years ended
              June 30, 2002, 2001 and 2000                                   38

            Notes to Consolidated Financial Statements                       39

      Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts                  59

REPORT OF INDEPENDENT ACCOUNTANTS

To Ultralife Batteries, Inc.:

      In our opinion, the accompanying consolidated balance sheet and the related statements of operations, of shareholders' equity and accumulated other comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and its subsidiary at June 30, 2002, and the results of their operations and their cash flows for the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 56 of this Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of June 30, 2001 and for each of the two years in the period ended June 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements, before the modification described in Note 1 to the consolidated financial statements as of June 30, 2002 and for the period then ended, in their report dated August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001).

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
August 2, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP DID NOT CONSENT TO THE USE OF THIS REPORT IN THIS FORM 10-K.

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

/s/ ARTHUR ANDERSEN LLP

Rochester, New York
August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001) [OBJECT OMITTED]

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                              June 30,
                                     ASSETS              2002           2001
                                                       ---------      ---------
Current assets:
  Cash and cash equivalents                            $   2,016      $     494
  Restricted cash                                            201            540
  Available-for-sale securities                                2          2,573
  Trade accounts receivable (less
    allowance for doubtful accounts
    of $272 and $262 at June 30, 2002
    and 2001, respectively)                                6,049          3,379
  Other receivables                                           --            736
  Inventories                                              4,633          5,289
  Prepaid expenses and other
    current assets                                           845            912
                                                       ---------      ---------
       Total current assets                               13,746         13,923

Property, plant and equipment                             16,134         32,997

Other assets:
  Investment in affiliates                                    --             --
  Technology license agreements (net
    of accumulated amortization of
    $1,268 and $1,168 at June 30, 2002
    and 2001, respectively)                                  183            283
                                                       ---------      ---------
                                                             183            283
                                                       ---------      ---------

Total Assets                                           $  30,063      $  47,203
                                                       =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of debt and capital
    lease obligations                                  $   3,148      $   1,065
  Accounts payable                                         3,091          3,755
  Accrued compensation                                       255            427
  Accrued vacation                                           439            259
  Other current liabilities                                1,863          1,596
                                                       ---------      ---------
       Total current liabilities                           8,796          7,102

Long-term liabilities:
  Debt and capital lease obligations                         103          2,648

Commitments and contingencies (Note 7)

Shareholders' equity :
  Preferred stock, par value $0.10 per
    share, authorized 1,000,000 shares;
    none outstanding                                          --             --
  Common stock, par value $0.10 per share,
    authorized 40,000,000 shares;
    issued -- 13,379,519 and 11,488,186
    at June 30, 2002 and 2001, respectively                1,338          1,149
  Capital in excess of par value                         107,891         99,389
  Accumulated other comprehensive loss                      (856)        (1,058)
  Accumulated deficit                                    (86,906)       (61,724)
                                                       ---------      ---------
                                                          21,467         37,756

  Less -- Treasury stock, at cost --
    27,250 shares                                            303            303
                                                       ---------      ---------
       Total Shareholders' Equity                         21,164         37,453
                                                       ---------      ---------
Total Liabilities and Shareholders' Equity             $  30,063      $  47,203
                                                       =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                       Year ended June 30,
                                                 2002        2001        2000
                                               --------    --------    --------
Revenues                                       $ 32,515    $ 24,163    $ 24,514
Cost of products sold                            31,168      27,696      25,512
                                               --------    --------    --------

Gross margin                                      1,347      (3,533)       (998)

Operating and other expenses:
  Research and development                        4,291       3,424       5,306
  Selling, general, and administrative            7,949       8,009       7,385
  Impairment of long-lived assets                14,318          --          --
                                               --------    --------    --------
Total operating and other expenses               26,558      11,433      12,691

Operating loss                                  (25,211)    (14,966)    (13,689)

Other income (expense):
  Interest income                                    91         702         958
  Interest expense                                 (382)       (536)        (49)
  Equity loss in affiliate                           --      (2,338)       (818)
  Gain on sale of securities                         --          --       3,147
  Miscellaneous income (expense)                    320        (124)        209
                                               --------    --------    --------
Loss before income taxes                        (25,182)    (17,262)    (10,242)

Income taxes                                         --          --          --
                                               --------    --------    --------

Net loss                                       $(25,182)   $(17,262)   $(10,242)
                                               ========    ========    ========

Net loss per share, basic
  and diluted                                  $  (2.03)   $  (1.55)   $  (0.94)
                                               ========    ========    ========

Weighted average number of shares
  outstanding, basic and diluted                 12,407      11,141      10,904
                                               ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                        Accumulated Other
                                                                    Comprehensive Income (Loss)
(Dollars in Thousands)                                              ---------------------------
                                 Common Stock                          Foreign
                            ------------------------     Capital in    Currency    Unrealized
                            Number of                    excess of   Translation  Net Gain on  Accumulated    Treasury
                             Shares          Amount      Par Value    Adjustment   Securities    Deficit       Stock        Total
                            ---------       --------     ----------  -----------  -----------  -----------    --------    --------
Balance as of
  June 30, 1999             10,512,386      $  1,051      $ 93,605     $  (101)      $ 368      $(34,220)      $(303)     $ 60,400

Comprehensive loss:
  Net loss                                                                                       (10,242)                  (10,242)
  Other comprehensive
    loss, net of tax:
    Foreign currency
      translation
      adjustments                                                         (590)                                               (590)
    Unrealized net
      loss on
      securities                                                                      (366)                                   (366)
                                                                                                                          --------
      Other
        comprehensive
        loss                                                                                                                  (956)
                                                                                                                          --------
Comprehensive loss                                                                                                         (11,198)
                                                                                                                          --------
Shares issued to
  affiliate                    700,000            70         3,168                                                           3,238
Shares issued under
  stock option plans
  and other stock
  options                      197,900            20         2,017                                                           2,037
                            ------------------------------------------------------------------------------------------------------
Balance as of
  June 30, 2000             11,410,286      $  1,141      $ 98,790     $  (691)      $   2      $(44,462)   $   (303)     $ 54,477
                            ------------------------------------------------------------------------------------------------------

Comprehensive loss:
  Net loss                                                                                       (17,262)                  (17,262)
  Other comprehensive
    loss, net of tax:
    Foreign currency
      translation
      adjustments                                                         (368)                                               (368)
    Unrealized net
      loss on
      securities                                                                        (1)                                     (1)
                                                                                                                          --------
      Other
        comprehensive
        loss                                                                                                                  (369)
                                                                                                                          --------
Comprehensive loss                                                                                                         (17,631)
                                                                                                                          --------
Shares issued under
  stock option plans
  and other stock
  options                       77,900             8           599                                                             607
                            ------------------------------------------------------------------------------------------------------
Balance as of
  June 30, 2001             11,488,186      $  1,149      $ 99,389     $(1,059)      $   1      $(61,724)   $   (303)     $ 37,453
                            ------------------------------------------------------------------------------------------------------

Comprehensive loss:
  Net loss                                                                                       (25,182)                  (25,182)
  Other comprehensive
    loss, net of tax:
    Foreign currency
      translation
      adjustments                                                          202                                                 202
    Unrealized net
      loss on
      securities                                                                                                                --
                                                                                                                          --------
      Other
        comprehensive
        loss                                                                                                                   202
                                                                                                                          --------
Comprehensive loss                                                                                                         (24,980)
                                                                                                                          --------
Shares issued under
  private stock
  offerings                  1,891,333           189         8,502                                                           8,691
Shares issued under
  stock option plans
  and other stock
  options
                            ------------------------------------------------------------------------------------------------------
Balance as of
  June 30, 2002             13,379,519      $  1,338      $107,891     $  (857)      $   1      $(86,906)   $   (303)     $ 21,164
                            ------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                    Year Ended June 30,
                                             2002          2001          2000
                                           --------      --------      --------
OPERATING ACTIVITIES
Net loss                                   $(25,182)     $(17,262)     $(10,242)
Adjustments to reconcile
  net loss to net cash used
  in operating activities:
Depreciation and amortization                 4,265         3,811         2,038
Gain on sale of securities                       --            --        (3,147)
Equity loss in affiliate                         --         2,338           818
Impairment of long-lived assets              14,318            --            --
Provision for loss on accounts
  receivable                                     10            (6)           42
Provision for inventory
  obsolescence                                   (4)           12           410
Changes in operating assets
  and liabilities:
  Accounts receivable                        (2,680)           83            56
  Inventories                                   660           381        (1,074)
  Prepaid expenses and other
    current assets                              803          (471)          936
  Accounts payable and other
    current liabilities                        (389)          708          (369)
                                           --------      --------      --------
Net cash used in operating
  activities                                 (8,199)      (10,406)      (10,532)
                                           --------      --------      --------

INVESTING ACTIVITIES
Purchase of property, plant
  and equipment                              (2,330)       (4,367)       (2,946)
Proceeds from sale leaseback                    995            --        (3,237)
Purchase of securities                       (8,424)      (26,794)      (70,934)
Sales of securities                          11,334        22,905        46,064
Maturities of securities                         --        13,702        37,504
                                           --------      --------      --------
Net cash provided by investing
  activities                                  1,575         5,446         6,451
                                           --------      --------      --------

FINANCING ACTIVITIES
Proceeds from issuance of
  common stock                                8,691           607         5,275
Proceeds from issuance of debt                  600            --         4,423
Principal payments under
  long-term debt and capital
  leases                                     (1,062)         (941)          (91)
                                           --------      --------      --------
Net cash provided by (used in)
  financing activities                        8,229          (334)        9,607
                                           --------      --------      --------

Effect of exchange rate
  changes on cash                               (83)           76          (590)
                                           --------      --------      --------

Change in cash and cash
  equivalents                                 1,522        (5,218)        4,936
                                           --------      --------      --------

Cash and cash equivalents at
  beginning of period                           494         5,712           776
                                           --------      --------      --------
Cash and cash equivalents at
  end of period                            $  2,016      $    494      $  5,712
                                           ========      ========      ========

SUPPLEMENTAL CASH FLOW
  INFORMATION:
Cash paid for interest                     $    374      $    538      $     42
Cash paid for taxes                        $     --      $     --      $     --

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                (Dollars in Thousands, Except Per Share Amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

a.    Description of Business

      Ultralife Batteries, Inc. (the "Company") develops, manufactures and markets a wide range of standard and customized lithium primary
(non-rechargeable) and rechargeable batteries for use in a wide array of applications. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. The Company has focused on manufacturing a family of lithium primary batteries for industrial, military and consumer applications, which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company also supplies rechargeable and lithium ion batteries for use in portable electronic applications.

      For several years, the Company has incurred net operating losses primarily as a result of funding research and development activities and, to a lesser extent, incurring manufacturing and selling, general and administrative costs. During fiscal 2002, the Company realigned its resources to bring costs more in line with revenues, moving the Company closer to its targets of operating cash breakeven and profitability. In addition, the Company refined its rechargeable strategy to allow it to be more effective in the marketplace.

      The Company believes that its current growth strategy will be successful in the long-term. However, at the present time, the status of the Company's cash and credit situation is of serious concern, and much of the Company's ability to succeed in the near-term is dependent upon continued revenue growth and a favorable product mix that will generate cash. If the Company is unsuccessful in growing the business sufficiently in the near-term to maintain its viability, it may need to find alternative sources of funds to allow it to continue to operate in its current capacity, such as obtaining additional debt or equity or selling assets. While the Company has been successful at raising funds in the past, there is no assurance that it will be able to do so under the current circumstances.

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

e.    Restricted Cash

      The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of some of its debt and lease agreements. All cash is retained for application against required escrows for debt obligations, including certain letters of credit supporting lease obligations and any excess borrowings from the Company's revolving credit facility. A portion of the restricted cash pertaining to certain lease obligations is released periodically as payments are made to reduce outstanding debt. With respect to the Company's revolving credit facility, the Company's primary lending institution will restrict cash if the borrowing base (consisting of receivables and inventory) does not sufficiently cover the outstanding borrowings on any particular day. As of June 30, 2002, the Company had $201 in restricted cash with a certain lending institution primarily for letters of credit supporting leases for a building and some computer equipment. There was no cash restricted at June 30, 2002 pertaining to the Company's revolving credit facility.

f.    Available-for-Sale Securities

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

g.    Inventories

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.

h.    Property, Plant and Equipment

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

i.    Long-Lived Assets and Intangibles

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis. The statement also requires that when an impairment has occurred, long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value, less cost to sell. The Company recorded an asset impairment of $14,318 in connection with the fixed assets in its rechargeable business (see
Note 3). The Company did not record any impairments of long-lived assets in 2001 or 2000.

j.    Technology License Agreements

      Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired a technology license agreement for an initial payment of $1,000 in May 1994. Royalties are payable at a rate of 8% of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company. The royalties can be reduced under certain circumstances based on the terms of this agreement. The agreement is amortized using the straight-line method over 10 years.
Amortization expense was $100, $100, and $100 in 2002, 2001, and 2000, respectively.

k.    Translation of Foreign Currency

      The financial statements of the Company's foreign affiliates are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Exchange gains or losses included in net loss for the years ended June 30, 2002, 2001 and 2000 were $320, $(155), and $97, respectively.

l.    Revenue Recognition

      Battery Sales - Revenues from the sale of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred.

      Technology Contracts - The Company recognizes revenue using the percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

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

m.    Shipping and Handling Costs

      Costs incurred by the Company related to shipping and handling are included in Cost of products sold. Amounts charged to customers pertaining to these costs are reflected as a contra-expense in Cost of products sold.

n.    Advertising Expenses

      Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $213, $335 and $64 for the years ended June 30, 2002, 2001 and 2000, respectively.

o.    Research and Development

      Research and development expenditures are charged to operations as incurred.

p.    Environmental Costs

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

q.    Income Taxes

      The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse. The Company recorded no income tax benefit relating to the net operating loss generated during the years ended June 30, 2002, 2001 and 2000, and as such, the loss was offset by a valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

r.    Concentration of Credit Risk

      In fiscal 2002, three customers - Kidde Safety, the U.S. Army/CECOM, and UNICOR - accounted for approximately $9.4 million of sales, which amounted to approximately 29% of total revenues of the Company. Sales of 9-volt batteries to Kidde Safety for use in long-life smoke detector applications amounted to $3,400 in 2002, $3,300 in 2001 and $2,900 in 2000. The 2002 sales to Kidde represented more than 10% of the Company's consolidated revenues. Sales of BA-5368 batteries to UNICOR for use in pilot survival radio applications amounted to $4,000 in 2002, $1,200 in 2001 and none in 2000. The 2002 sales to UNICOR also represented more than 10% of the Company's consolidated revenues. Sales of BA-5372 batteries to the U.S. Army/CECOM, which are used as backup batteries in the military's communications radios, amounted to $2,000 in 2002, $1,200 in 2001 and $500 in 2000. The Company believes that the loss of any of these customers could have a material adverse effect on the Company. The Company's relationship with these customers is good.

      Currently, the Company does not experience significant seasonal trends in primary battery revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The smoke detector OEM market segment comprised approximately 19% of total primary revenues in 2002. Additionally, a lower demand from the U.S. Government could result in lower sales to government users.

      The Company generally does not distribute its products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. The Company does not normally obtain collateral on trade accounts receivable.

s.    Fair Value of Financial Instruments

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at June 30, 2002, 2001 and 2000. Fair values have been determined through information obtained from market sources.

t.    Earnings Per Share

      The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities calculated using the treasury stock method, if any. No dilution for common share equivalents is included in fiscal 2002, 2001 and 2000 as the effects would be antidilutive. For all years reported, diluted earnings per share were the equivalent of basic earnings per share due to the net loss. There were 2,562,640, 2,278,800, and 2,202,380 outstanding stock options and warrants as of June 30, 2002, 2001 and 2000, respectively, that were not included in EPS for those periods as the effect would be antidilutive. (See Note 8.)

u.    Stock-Based Compensation

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

v.    Segment Reporting

      The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has four operating segments. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations.

Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

w.    Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 in the fiscal year beginning July 1, 2002 and is currently evaluating the effect, if any, on the Company's financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principle Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will adopt SFAS No. 144 in the fiscal year beginning July 1, 2002. The Company does not believe adoption of this pronouncement will have a material adverse effect on its financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 in the fiscal year beginning July 1, 2002. The Company does not believe the adoption of this pronouncement will have a material adverse effect on its financial statements.

x.    Reclassifications

      The Company has reclassified restricted cash and accrued vacation in the 2001 Consolidated Balance Sheet to conform to the current year presentation.

Note 2 - Investments

      The following is a summary of available-for-sale securities:

                                                          Unrealized  Estimated
June 30, 2002                                      Cost      Gain     Fair Value
-------------                                    -------------------------------

Commercial Paper and other .................         $2       $--         $2
                                                     ==       ===         ==

                                                          Unrealized  Estimated
June 30, 2001                                     Cost       Gain     Fair Value
-------------                                   -------------------------------
Commercial Paper and other ..............       $  613        $--       $  613
U.S. corporate bonds ....................        2,499          1        2,500
                                                ------        ---        -----
                                                $3,112        $ 1       $3,113
                                                ======        ===       ======

      The Company has instructed its investment fund managers to invest in conservative, investment grade securities with average maturities of less than three years. In fiscal 2000, the Company realized a gain on sales of securities of $3,147 relating to the sale of portions of the Company's investment in Intermagnetics General Corporation.

      Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties or the Company may sell the securities to meet their ongoing and potential future cash needs.

      The following is a summary of the cost, which approximates fair value, of the Company's available-for-sale securities by contractual maturity:

                                                            June 30,
                                                            --------
      At Cost:                                        2002           2001
                                                     ------         ------
      Less than one year ...................         $    2         $1,112
      More than one year ...................             --          2,000
                                                     ------         ------
        Total ..............................         $    2         $3,112
                                                     ======         ======

Note 3 - Impairment of Long-Lived Assets

      In June 2002, the Company reported a $14,318 impairment charge. This impairment charge related to a writedown of long-lived assets in the Company's rechargeable production operations, reflecting a change in the Company's strategy. Changes in external economic conditions culminated in June 2002, reflecting a slowdown in the mobile electronics marketplace and a realization that near-term business opportunities utilizing the high volume rechargeable production equipment had dissipated. These changes caused the Company to shift away from high volume polymer battery production to higher value, lower volume opportunities. The Company's redefined strategy eliminates the need for its high volume production line that had been built mainly to manufacture Nokia cell phone replacement batteries. The new strategy is a three-pronged approach. First, the Company will manufacture in-house for the higher value, lower volume polymer rechargeable opportunities. Second, the Company will utilize its affiliate in Taiwan, Ultralife Taiwan, Inc., as a source for both polymer and liquid lithium cells. And third, the Company will look to other rechargeable cell manufacturers as sources for cells that the Company can then assemble into completed battery packs.

      The impairment charge was accounted for under Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires evaluating the assets' carrying value based on future cash flows. As a result of the impairment of the Company's fixed assets, depreciation charges will be reduced by approximately $1,800 per year.

Note 4 - Supplemental Balance Sheet Information

      The composition of inventories was:

                                                            June 30,
                                                            --------
                                                        2002         2001
                                                       ------       ------
      Raw materials ............................       $2,680       $2,595
      Work in process ..........................        1,338        1,233
      Finished products ........................        1,022        1,872
                                                       ------       ------
                                                        5,040        5,700
      Less: Reserve for obsolescence ...........          407          411
                                                       ------       ------
                                                       $4,633       $5,289
                                                       ======       ======

      The composition of property, plant and equipment was:

      Land .....................................      $   123      $   123
      Buildings and Leasehold Improvements .....        1,619        1,608
      Machinery and Equipment ..................       26,308       37,891
      Furniture and Fixtures ...................          312          291
      Computer Hardware and Software ...........          915        1,375
      Construction in Progress .................        2,531        2,984
                                                      -------      -------
                                                       31,808       44,272
      Less: Accumulated Depreciation ...........       15,674       11,275
                                                      -------      -------
                                                      $16,134      $32,997
                                                      =======      =======

Note 5 - Operating Leases

      The Company leases various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $801, $500 and $333 for the years ended June 30, 2002, 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2002 are as follows: 2003 - $1,172, 2004 - $1,168, 2005 -
$1,156, 2006 - $1,149, and thereafter - $1,984.

      In March 2001, the Company entered into a $2,000 lease for certain new manufacturing equipment with a third party leasing agency. Under this arrangement, the Company had various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, the Company expanded its leasing arrangement with this third party leasing agency, increasing the amount of the lease line from $2,000 to $4,000. The increase in the line was used to fund capital expansion plans for manufacturing equipment that increased capacity within the Company's Primary business unit. At June 30, 2002, the lease line had been fully utilized. The Company's lease payment is $226 per quarter. In conjunction with this lease, the Company has a letter of credit of $3,800 outstanding.

Note 6 - Debt and Capital Leases

New York Power Authority

      In May 1999, the Company borrowed approximately $150 from New York Power Authority (NYPA) that was used toward the construction of a solvent recovery system. The annual interest rate on the loan is 6%. The loan was being repaid in 24 equal monthly payments and expired in July 2001.

Convertible Note to Director

      In conjunction with the Company's private placement offering in April 2002, a note was issued to one of the Company's directors. The note will convert automatically into 200,000 shares of the Company's common stock if the Company's shareholders vote to approve the conversion of the note at the Company's Annual Meeting in December 2002. If shareholder approval is not obtained, the Company is obligated to repay the note on December 31, 2002, with accrued interest at 10% per year. All shares will be issued at $3.00 per share.

Credit Facility

      In June 2000, the Company entered into a 3-year, $20,000 secured credit facility with a lending institution. The financing agreement consisted of an initial $12,000 term loan component and a revolving credit facility component for an initial $8,000, based on eligible net accounts receivable (as defined) and eligible net inventory (as defined). The amount available under the term loan component amortizes over time. Principal and interest are paid monthly on outstanding amounts borrowed. Debt issue costs amounting to $198 were incurred in connection with the initiation of the term of the agreement and are being amortized over the life of the agreement.

      In October 2001, this lending institution informed the Company that its borrowing availability under its $20,000 credit facility had been effectively reduced to zero as a result of a recent appraisal of its fixed assets. In February 2002, the Company and its primary lending institution amended the credit facility. The amended facility was reduced to $15,000 mainly due to the reduction in the valuation of fixed assets that limited the borrowing capacity under the term loan component, as well as to minimize the cost of unused line fees. The term loan component was revised to an initial $2,733 based on the valuation of the Company's fixed assets (of which $2,468 was outstanding on the term loan at June 30, 2002). The principal associated with the term loan is being repaid over a 5-year amortization period. However, since the initial term of the three-year credit facility agreement expires in June 2003, and it is subject to extension by the concurrence of both the Company and the lending institution, the remaining principal under the term loan is reflected as a short-term liability as of June 30, 2002. It is the Company's intention at this time to extend this agreement.

      The revolving credit facility component comprises the remainder of the total potential borrowing capacity under the overall credit facility. There was no balance outstanding on the revolving credit facility as of June 30, 2002. Certain definitions were revised with the February 2002 amendment, resulting in an increase in the Company's available borrowing base. In addition, the minimum net worth covenant was effectively reduced to approximately $19,200, after adjustments for fixed asset impairment charges. At June 30, 2002, the Company is in compliance with this covenant.

      The loans bear interest at prime-based or LIBOR-based rates, at the discretion of the Company. At June 30, 2002, the rate was 5.75%. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. The total amount available under the term loan component is reduced by outstanding letters of credit. The Company had $3,800 outstanding on a letter of credit as of June 30, 2002, supporting the Company's $4,000 equipment lease. The Company's additional borrowing capacity as of June 30, 2002 was approximately $1,000.

Capital Leases

      The Company has two capital leases. The first is a capital lease commitment for the Newark, New York facility which provides for payments (including principal and interest) of $50 per year through December 2001 and $28 per year from December 2002 through 2007. Remaining interest on the lease is approximately $51. At the end of this lease term, the Company is required to purchase the facility for one dollar. The second capital lease is for computer equipment. The lease expires in 2003 and requires monthly payments of approximately $13.

Payment Schedule

      Principal payments under the current amount outstanding of the long-term debt and capital leases is as follows:

                          Credit    Note to
                         Facility   Director       Capital Leases        Total
                         --------   --------   ---------------------     -----
                                               Building    Equipment
                                               --------    ---------
          Fiscal 2003    $2,468        $600      $ 15          $65      $3,148
                 2004        --          --        16           --          16
                 2005        --          --        18           --          18
                 2006        --          --        20           --          20
  2007 and thereafter        --          --        49           --          49
                         ------        ----      ----          ---      ------
                          2,468         600       118           65       3,251
Less: Current portion     2,468         600        15           65       3,148
                         ------        ----      ----          ---      ------
            Long-term    $   --        $ --      $103          $--      $  103
                         ======        ====      ====          ===      ======

Letters of Credit

      In conjunction with the purchase/lease agreement to acquire the Company's Newark, New York facilities, the Company has a letter of credit in the amount of $151, which expires in 2007. Additionally, the Company maintains a $50 letter of credit for computer equipment, which expires in 2002. Lastly, in connection with the $4,000 operating lease line that the Company initiated in March 2001, the Company maintains a $3,800 letter of credit, which expires in July 2007. Each of these letters of credit decline gradually at certain points over time as the obligations they are associated with diminish.

Note 7 - Commitments and Contingencies

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

c.    Purchase Commitments

      As of June 30, 2002, the Company has made commitments to purchase approximately $171 of production machinery and equipment.

d.    Royalty Agreement

      Technology underlying certain products of the Company are based in part as non-exclusive transfer agreements. The Company made an original payment for such technology and is required to make royalty and other payments in the future which incorporate the licensed technology.

e.    Government Grants/Loans

      The Company has been able to obtain certain grants/loans from governments agencies to assist with various funding needs.

      In March 1998, the Company received a $500 grant from the Empire State Development Corporation to fund certain equipment purchases. The grant was contingent upon the Company achieving and maintaining minimum employment levels for a period of five years. If annual levels of employment are not maintained, a portion of the grant might become repayable. Through the first four years of the grant period, the Company has met the requirements. The Company has recognized revenue over the grant period ratably, dependent upon its status the employment criteria. The remaining unamortized balance of $50 relating to the grant is included in other current liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2002. It is possible that the Company may not meet the employment criteria at the end of the fifth year, and thus the Company may be required to repay one-fifth of the overall grant.

      In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan will assist in funding current capital expansion plans that the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. In August 2002, the $750 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400 for costs it had incurred to date for equipment purchases applicable under this grant/loan. The remaining $350 under this grant/loan will be reimbursed as the Company incurs additional expenses and submits requests for reimbursement. Certain employment levels are required to be met and maintained for a period of three years. If the Company does not meet its employment quota, it may adversely affect reimbursement requests, or the grant may be converted to a loan that will be repaid over a five-year period. The Company will initially record the proceeds from this grant/loan as a long-term liability, and will only amortize these proceeds into income as the certainty of meeting the employment criteria become definitive.

      Also in November 2001, the Company received approval for a $300 grant/loan from New York State. The grant/loan will fund capital expansion plans that the Company expects will lead to job creation. In this case, the Company will be reimbursed after the full completion of the particular project. This grant/loan also required the Company to meet and maintain certain levels of employment. However, since the Company does not meet the beginning employment threshold, it is unlikely at this time that the Company will be able to gain access to these funds.

f.    Employment Contracts

      The Company has employment contracts with certain of its key employees with automatic one-year renewals unless terminated by either party. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment.

g.    Legal Matters

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

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiff's counsel has accepted the terms of the proposed settlement, amounting to $175 for the Company, and the matter must now be approved by the Court and by the shareholders comprising the class. Based on the terms of the proposed settlement, the Company has established reserves for its share of the settlement costs and associated expenses.

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, the Company received an environmental assessment, which revealed contaminated soil. The assessment indicated potential actions that the Company may be required to undertake upon notification by the environmental authorities. The assessment also proposed that a second assessment be completed and provided an estimate of total potential costs to remediate the soil of $230. However, there can be no assurance that this will be the maximum cost. The Company entered into an agreement whereby a third party has agreed to reimburse the Company for fifty percent of the costs associated with this matter. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001. The next step is for the Company to submit a remediation plan to the New York State Department of Environmental Conservation for approval. Upon approval, the Company would have the authority to remediate the property. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

      A retail end-user of a product manufactured by one of Ultralife's customers (the "Customer"), has made a claim against the Customer wherein it is asserted that the Customer's product, which is powered by an Ultralife battery, does not operate according to the Customer's product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife has agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife will honor its warranty by replacing any batteries that may be determined to be defective. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife's product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company's financial position and results of operations.

Note 8 - Shareholders' Equity

a.    Preferred Stock

      The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At June 30, 2002, no preferred shares were issued or outstanding.

b.    Common Stock

      In July 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share.

      In April 2002, the Company issued 801,333 shares of its common stock at $3.00 per share in a private placement offering. In conjunction with this offering, another 200,000 shares will be issued in December 2002 subject to shareholder approval of a convertible note with one of the Company's directors (see Note 6).

      In December 2000, the shareholders approved an increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000.

c.    Stock Options

      The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for its stock-based compensation plans has been recognized in the Company's Consolidated Statements of Operations. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". If the Company had elected to recognize compensation expense for all of the Company's stock-based compensation based on the fair value of the options at grant date as prescribed by SFAS No.123, the Company's net loss would have been $26,473, $19,597 and $12,333 for the years ended June 30, 2002, 2001 and 2000, compared with the reported losses of $25,182, $17,262 and $10,242, respectively. Loss per share would have been $2.13, $1.75 and $1.13 in the years ended June 30, 2002, 2001 and 2000, respectively, as compared to reported loss per share of $2.03, $1.55 and $0.94, respectively. The effect of SFAS No. 123 in the pro forma disclosures may not be indicative of future amounts.

      For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001, and 2000:

                                                   2002       2001       2000
     ------------------------------------------------------------------------
     Risk-free interest rate                       3.6%       4.8%       6.4%
     Volatility factor                            75.8%      75.8%      74.1%
     Weighted average expected life (years)          4          4          6
     Weighted average fair value of
       options granted                           $2.13      $3.56      $5.48

      The shareholders of the Company have approved four stock option plans that permit the grant of options. In addition, the shareholders of the Company have approved the grant of options outside of these plans. Under the 1991 stock option plan, 100,000 shares of Common Stock were reserved for grant to key employees and consultants of the Company. These options expired on September 13, 2001, at which date the plan terminated. All options granted under the 1991 plan were Non-Qualified Stock Options ("NQSOs").

      The shareholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options ("ISOs") or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. As of June 30, 2002, there are 28,410 shares available for grant.

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

      Effective December 2000, the Company established the 2000 stock option plan which is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. Options granted under the 2000 plan are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. As of June 30, 2002, there are 94,900 shares available for grant.

      The following  table  summarizes  data for the stock options issued by the
Company:

                                                 2002                  2001                    2000
                                                 ----                  ----                    ----
                                                    Weighted                 Weighted                  Weighted
                                                     Average                  Average                   Average
                                                     Exercise                Exercise                  Exercise
                                          Number      Price      Number        Price      Number         Price
                                        of Shares   Per Share   Of Shares    Per Share   of Shares     Per Share
                                        ---------   ---------   ---------    ---------   ---------     ---------
Shares under option at beginning of
  year ............................     2,266,300     $7.95     2,189,880     $ 8.68     1,721,460     $10.16
Options granted ...................       461,000      3.78       341,600       7.06     1,033,500       6.59
Options exercised .................            --        --       (77,900)      7.77      (202,000)     10.22
Options canceled ..................      (286,160)     9.92      (187,280)     14.28      (363,080)      8.94
                                        ---------     -----     ---------     ------     ---------     ------
Shares under option at end of year      2,441,140     $6.90     2,266,300     $ 7.95     2,189,880     $ 8.68
                                        ---------     -----     ---------     ------     ---------     ------
Options exercisable at end of year      1,289,200     $8.13       675,480     $10.09       633,320     $10.49

      The following table represents additional information about stock options outstanding at June 30, 2002:

                               Options Outstanding                                          Options Exercisable
--------------------------------------------------------------------------------------------------------------------------
                                                Weighted-
                                                 Average
                            Number              Remaining            Weighted-             Number            Weighted-
     Range of            Outstanding           Contractual            Average           Exercisable           Average
  Exercise Prices      at June 30, 2002           Life            Exercise Price      at June 30, 2002    Exercise Price
--------------------------------------------------------------------------------------------------------------------------
      $3.15 - $5.13          500,400              5.17                 $3.78                80,500             $4.33
      $5.19 - $6.50          742,600              3.33                 $5.45               340,320             $5.43
      $6.55 - $9.00          639,050              3.19                 $7.69               353,550             $7.89
     $9.75 - $17.88          559,090              0.93                $10.71               514,830            $10.68
--------------------------------------------------------------------------------------------------------------------------
     $3.15 - $17.88        2,441,140              3.12                 $6.90             1,289,200             $8.13

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

      In July 2001, the Company issued warrants to purchase 109,000 shares of its common stock to H.C. Wainwright & Co., Inc. and other affiliated individuals that participated as investment bankers in the $6,800 private placement of 1,090,000 shares of common stock that was completed at that time. The warrants have an exercise price of $6.25 per share and the term of the warrants is five years.

e.    Reserved Shares

      The Company has reserved 2,685,950 shares of common stock under the various stock option plans and warrants as of June 30, 2002, and 2,588,200 and 2,266,225 as of June 30, 2001 and 2000, respectively.

Note 9 - Income Taxes

      Foreign and domestic loss carryforwards totaling approximately $76,950 are available to reduce future taxable income. Foreign loss carryforwards of $12,118 can be carried forward indefinitely. The domestic net operating loss carryforward of $64,832 expires through 2022. If it is determined that a change in ownership as defined under Internal Revenue Code Section 382 has occurred, the net operating loss carryforward will be subject to an annual limitation.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $10,203, $3,143 and $2,445 for the years ended June 30, 2002, 2001 and 2000, respectively, to offset the deferred tax assets based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals.

      Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                          2002           2001
                                                          ----           ----
Deferred tax liabilities:
   Unrealized gain on securities .................      $      1       $      1
   Property, plant and equipment .................         2,766            913
                                                        --------       --------
Total deferred tax liabilities ...................         2,767            914
Deferred tax assets:
   Impairment of long-lived assets ...............         4,868             --
   Net operating loss carryforward ...............        25,678         18,560
   Other .........................................           526            456
                                                        --------       --------
Total deferred tax assets ........................        31,072         19,016
Valuation allowance for deferred tax assets ......       (28,305)       (18,102)
                                                        --------       --------
Net deferred tax assets ..........................         2,767            914
                                                        --------       --------
Net deferred tax assets / liabilities ............      $     --       $     --

      There were no income taxes paid for the years ended June 30, 2002, 2001 and 2000. For financial reporting purposes, income (loss) from continuing operations before income taxes included the following:

                                                     June 30,
                                     2002              2001               2000
                                     ----              ----               ----
United States ............         $(22,894)         $(13,999)         $ (7,658)
Foreign ..................           (2,288)           (3,263)           (2,584)
                                   --------          --------          --------
Total ....................         $(25,182)         $(17,262)         $(10,242)

      There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at June 30, 2002.

      The Company's effective tax benefit is lower than would be expected if the statutory rate was applied to the pretax loss because the Company has recorded an increase in the valuation allowance for deferred tax assets equal to the tax benefit of the current year net operating loss carryforwards due to the uncertainty of future operating results. Accordingly, the effective tax rate is 0.0% for each of the years ended June 30, 2002, 2001 and 2000.

Note 10 - 401(k) Plan

      The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contributions. Effective January 1, 2001, the Board of Directors approved Company matching of employee contributions up to a maximum of 4% of the employee's income. Prior to this, the maximum contribution for participants was 3%. For the years ended June 30, 2002, 2001 and 2000, the Company contributed $162, $234 and $150, respectively. In January 2002, the employer match was suspended in an effort to conserve cash.

Note 11 - Related Party Transactions

      During 2000, the Company sold the majority of its investment in Intermagnetics General Corporation (IGC) common stock and realized a gain on sale of securities of $3,147. IGC was considered a related party since certain directors of the Company served as officers or directors of IGC.

      In conjunction with the Company's private placement offering in April 2002, a note was issued to one of the Company's directors. The note will convert automatically into 200,000 shares of the Company's common stock if the Company's shareholders vote to approve the conversion of the note at the Company's Annual Meeting in December 2002. If shareholder approval is not obtained, the Company is obligated to repay the note on December 31, 2002, with accrued interest at 10% per year. All shares will be issued at $3.00 per share.

Note 12 - Business Segment Information

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

2002
----
                                          Primary     Rechargeable   Technology
                                         Batteries      Batteries     Contracts   Corporate        Total
                                        ------------------------------------------------------------------
Revenues ............................     $ 31,334      $    445         $736      $    --       $ 32,515
Segment contribution ................        3,276       (20,612)          73       (7,948)       (25,211)
Interest income, net ................                                                 (291)          (291)
Other income (expense), net .........                                                  320            320
Income taxes ........................                                                   --             --
                                                                                                 --------
Net loss ............................                                                             (25,182)

Long-lived assets ...................       11,761         3,198           --        1,358         16,317
Total assets ........................       21,351         4,256           33        4,422         30,063
Capital expenditures ................        1,884           333           --          113          2,330
                                                                                                    1,884
Depreciation and amortization expense        1,425         2,312           --          628          4,265

2001
----
                                          Primary     Rechargeable   Technology
                                         Batteries      Batteries     Contracts   Corporate        Total
                                        ------------------------------------------------------------------
Revenues                                  $22,105       $    370        $1,688     $    --      $ 24,163
Segment contribution                          443         (7,551)          151      (8,009)      (14,966)
Interest income, net                                                                   166           166
Other income (expense), net                                                         (2,462)       (2,462)
Income taxes                                                                            --            --
                                                                                                --------
Net loss                                                                                         (17,262)

Long-lived assets                          11,628         19,490           280       1,882        33,280
Total assets                               18,609         21,166           303       7,125        47,203
Capital expenditures                        2,241          1,382            --         744         4,367
Depreciation and amortization expense       1,159          2,153             1         498         3,811


2000
----
                                          Primary     Rechargeable   Technology
                                         Batteries      Batteries     Contracts   Corporate        Total
                                        ------------------------------------------------------------------
Revenues                                  $ 21,840       $    25        $2,649     $     --      $ 24,514
Segment contribution                        (1,244)       (5,306)          246       (7,385)      (13,689)
Interest income, net                                                                    909           909
Other income (expense), net                                                           2,538         2,538
Income taxes                                                                             --            --
                                                                                                 --------
Net loss                                                                                          (10,242)

Long-lived assets                           10,892        19,985           281        4,349        35,507
Total assets                                19,171        20,632           493       24,164        64,460
Capital expenditures                         1,377         1,012            --          557         2,946
Depreciation and amortization expense        1,128           591             1          318         2,038

Geographical Information
------------------------
                                               Revenues                        Long-Lived Assets
                                       2002       2001        2000         2002       2001       2000
                                     -------------------------------     -------------------------------
United States                        $21,208     $15,715     $13,587     $12,347     $29,139     $30,685
United Kingdom                         3,853       1,797       2,874       3,970       4,141       4,822
Hong Kong                              3,330       3,347       3,211          --          --          --
Europe, excluding United Kingdom       2,518       1,572       2,812          --          --          --
Other                                  1,606       1,732       2,030          --          --          --
                                     -------     -------     -------     -------     -------     -------
Total                                $32,515     $24,163     $24,514     $16,317     $33,280     $35,507
                                     =======     =======     =======     =======     =======     =======

Note 13 - Investment in Affiliate

      In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. During fiscal 2000, Ultralife provided the venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary technology and 700,000 shares of Ultralife Common Stock, in exchange for approximately a 46% ownership interest. Ultralife holds half the seats on UTI's board of directors. PGT and the group of investors funded UTI with $21,250 in cash and hold the remaining seats on the board. Due to stock granted to certain UTI employees in fiscal 2001 and subsequent capital raising initiatives, the Company's equity interest was reduced to 33% as of June 30, 2002. The Company does not guarantee the obligation of UTI and is not required to provide any additional funding. This investment is accounted for using the equity method of accounting. In 2001, the Company's equity investment had been written down to zero as the Company recorded its share of the ventures cumulative losses. In 2002, since UTI continued to report losses, the Company did not reflect these results in its financial results since the investment has already been written down to zero.

      Summarized financial statement information for the unconsolidated venture is as follows:

                                                (unaudited)
Condensed Statements of Operations          Year Ended June 30,
                                     2002           2001           2000
                                    -------        -------        -------
      Net revenue                   $   101        $    --        $    --
      Cost of Sales                  (1,573)            --             --
      Operating loss                 (8,360)        (7,540)        (1,897)
      Net loss                       (8,784)        (6,637)        (1,778)

      Condensed Balance Sheets                             June 30,
                                                     2002            2001
                                                   -------         -------
      Current assets                               $ 5,902         $11,577
      Non-current assets                            60,271          35,238
                                                   -------         -------
                                                   $66,173         $46,815
                                                   =======         =======

      Current liabilities                          $12,372         $ 2,663
      Non-current liabilities                       16,260           6,362
      Shareholders' equity                          37,541          37,790
                                                   -------         -------
                                                   $66,173         $46,815
                                                   =======         =======

Note 14 - Selected Quarterly Information (unaudited)

      The following table presents reported net revenues, gross margin (net sales less cost of products sold), net loss and net loss per share, basic and diluted, for each quarter during the past two years:

                                                   Quarter ended
                                  --------------------------------------------------
Fiscal 2002                       Sept. 30,     Dec. 31,      March 31,     June 30,        Full
                                    2001          2001          2002          2002          Year
                                  ---------     ---------     ---------     --------      --------
Revenues                           $ 7,616       $ 7,459       $ 8,862      $  8,578      $ 32,515
Gross margin                          (448)         (212)          922         1,085         1,347
Net loss                            (3,642)       (3,420)       (2,292)      (15,828)      (25,182)
Net loss per share, basic and
diluted                              (0.30)        (0.28)        (0.19)        (1.23)        (2.03)

                                                   Quarter ended
                                  --------------------------------------------------
Fiscal 2001                       Sept. 30,     Dec. 31,      March 31,     June 30,        Full
                                    2000          2000          2001          2001          Year
                                  ---------     ---------     ---------     --------      --------
Revenues                           $ 6,851       $ 5,290       $ 5,817       $ 6,205      $ 24,163
Gross margin                          (452)       (1,699)         (731)         (651)       (3,533)
Net loss                            (3,104)       (5,737)       (3,921)       (4,500)      (17,262)
Net loss per share, basic and
diluted                              (0.28)        (0.51)        (0.35)        (0.40)        (1.55)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP ("Andersen"), and engaged PricewaterhouseCoopers LLP ("PwC") as its new independent public accountants, effective immediately, for the fiscal year ending June 30, 2002. This decision was approved by the Company's Board of Directors, based on the recommendation of its Audit Committee. The decision was based on interviews with large public accounting firms and reflected the Audit Committee's judgment as to which firm was best suited to deliver external audits to the Company. PwC replaces the Company's previous audit firm, Andersen, who had been the Company's auditors since 1996.

      Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended June 30, 2001 and June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended June 30, 2001 and June 30, 2000, and the subsequent interim period through March 31, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of any such disagreements in connection with their reports on the Company's financial statements for such years.

      None of the reportable events described under Item 304(a)(1)(v) of the Securities and Exchange Commission's Regulation S-K occurred during the Company's fiscal years ended June 30, 2001 and June 30, 2000, and the subsequent interim period through March 31, 2002.

      Due to the closure of Andersen's Rochester, New York office, the Company was unable to obtain a copy of a letter from Andersen stating its agreement with these statements.

                                    PART III

      The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement ("Proxy Statement") to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's 2002 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

      Pursuant to Securities and Exchange Commission Release Numbers 33-8124 and 34-46427 (File No. S7-21-02), effective on August 29, 2002, the Company is not required to report the information required in Item 14 because this Report pertains to a period ending prior to the Effective Date, as such term is defined in the aforementioned Release.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

      1.    Financial Statements

            The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this Report.

      2.    Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts      See Item 15 (d)

(b)   Reports on Form 8-K

      On June 7, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that Arthur Lieberman, member of the Board of Directors, tendered his resignation from the Board effective June 4, 2002, citing business and personal demands on available time resources.

      On July 24, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that the Company had dismissed its independent public accountants, Arthur Andersen LLP ("Andersen"), and engaged PricewaterhouseCoopers LLP ("PwC") as its new independent public accountants, effective immediately, for the fiscal year ending June 30, 2002. This decision was approved by the Company's Board of Directors, based on the recommendation of its Audit Committee. The decision was based on interviews with large public accounting firms and reflected the Audit Committee's judgment as to which firm was best suited to deliver external audits to the Company. PwC replaces the Company's previous audit firm, Andersen, who had been the Company's auditors since 1996.

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

10.31     Technology Transfer Agreement dated                   Exhibit 10.31 of the 1999 10-K
          December 4, 1998 between UBI and PGT

10.32     Sales Agreement dated                                 Exhibit 10.32 of the 1999 10-K
          December 4, 1998 between UBI and PGT

10.33     Loan and Security Agreement dated June                Exhibit 10.33 of the Company's Report on
          15, 2000 between Congress Financial                   Form 10-K for the year ended June 30, 2000
          Corporation (New England) and                         (the "2000 10-K")
          Ultralife Batteries, Inc.

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

10.36     Employment Agreement between the                      Exhibit 10.36 of the 2000 10-K
          Registrant and John D. Kavazanjian

10.37     Second Amendment to Financing Agreement               Exhibit 10.1 of the 2000 10-Q

10.38     Third Amendment to Financing Agreement                Exhibit 10.38 of the Company's Report on
                                                                Form 10-K for the year ended June 30, 2001
                                                                (the "2001 10-K")

10.39     Ultralife Batteries, Inc. 2000 Stock                  Exhibit 99.1 of the Company's Registration
          Option Plan                                           Statement on Form S-8 filed on May 15,
                                                                2001, File No. 333-60984

10.40     Employment Agreement between the                      Exhibit 10.40 of the 2001 10-K
          Registrant and Eric R.Dix

10.41     Lease Agreement between Winthrop                      Exhibit 10.41 of the 2001 10-K
          Resources and the Registrant

10.42     Amended Lease Agreement between                       Exhibit 10.1 of the Form 10-Q for the
          Winthrop Resources and the Registrant                 fiscal quarter ended December 31, 2001

10.43     Senior Convertible Subordinated                       Exhibit 4.1 of the Form 10-Q for the fiscal
          Debenture Agreement                                   quarter ended March 31, 2002 (the "March
                                                                2002 10-Q")

10.44     Fourth Amendment to Financing                         Exhibit 10.1 of the March 2002 10-Q
          Agreements

10.45     Employment Agreement between the                      Filed herewith
          Registrant and John D. Kavazanjian

10.46     Employment Agreement between the                      Filed herewith
          Registrant and Joseph N. Barrella

10.47     Employment Agreement between the                      Filed herewith
          Registrant and William A. Schmitz

21        Subsidiaries                                          Filed herewith

23.1      Consent of PricewaterhouseCoopers LLP                 Filed herewith

99        CEO and CFO Certifications                            Filed herewith

      Financial Statement Schedules.

      The following financial statement schedules of the Registrant are filed herewith:

      Schedule II - Valuation and Qualifying Accounts

                                                        Additions
                                                        ---------
                                                                 Charged to
                                                  Charged to       Other
                                   June 30, 2001    Expense       Accounts      Deductions   June 30, 2002
                                   -------------    -------      ----------     ----------   -------------
Allowance for doubtful accounts      $   262        $    30         $17           $   37        $   272
Inventory reserves                       411          1,038          --            1,042            407
Warranty reserves                        253            222          --              254            221
Deferred tax valuation allowance      18,102         10,203          --               --         28,305


                                                        Additions
                                                        ---------
                                                                Charged to
                                                  Charged to       Other
                                   June 30, 2000    Expense       Accounts     Deductions    June 30, 2001
                                   -------------    -------      ----------    ----------    -------------
Allowance for doubtful accounts      $   268         $   11         $--             $ 17        $   262
Inventory reserves                       399            825          --              813            411
Warranty reserves                        384            292          --              423            253
Deferred tax valuation allowance      14,959          3,143          --               --         18,102


                                                        Additions
                                                        ---------
                                                                Charged to
                                                  Charged to       Other
                                   June 30, 1999    Expense       Accounts     Deductions    June 30, 2000
                                   -------------    -------      ----------    ----------    -------------
Allowance for doubtful accounts      $   429         $   45         $--             $206        $   268
Inventory reserves                       295          1,035          --              931            399
Warranty reserves                        169            300          --               85            384
Deferred tax valuation allowance      12,514          2,445          --               --         14,959

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ULTRALIFE BATTERIES, INC.

Date:  September 27, 2002                  By: /s/ John D. Kavazanjian
                                           -------------------------------------
                                           John D. Kavazanjian
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 2002                   /s/ John D. Kavazanjian
                                           -------------------------------------
                                           John D. Kavazanjian
                                           President, Chief Executive Officer
                                             and Director

Date: September 27, 2002                   /s/ Robert W. Fishback
                                           -------------------------------------
                                           Robert W. Fishback
                                           Vice President - Finance and Chief
                                             Financial Officer
                                           (Principal Financial Officer)

Date: September 27, 2002                   /s/ Joseph C. Abeles
                                           -------------------------------------
                                           Joseph C. Abeles (Director)

Date: September 27, 2002                   /s/ Joseph N. Barrella
                                           -------------------------------------
                                           Joseph N. Barrella (Director)

Date: September 27, 2002                   /s/ Patricia C. Barron
                                           -------------------------------------
                                           Patricia C. Barron (Director)

Date: September 27, 2002                   /s/ Daniel W. Christman
                                           -------------------------------------
                                           Daniel W. Christman (Director)

Date: September 27, 2002                   /s/ Carl H. Rosner
                                           -------------------------------------
                                           Carl H. Rosner (Director)

Date: September 27, 2002                   /s/ Ranjit C. Singh
                                           -------------------------------------
                                           Ranjit C. Singh (Director)

I, John D. Kavazanjian, certify that:

1. I have reviewed this annual report on Form 10-K of Ultralife Batteries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002                   /s/ John D. Kavazanjian
                                           -------------------------------------
                                           John D. Kavazanjian
                                           President and Chief Executive Officer

I, Robert W. Fishback, certify that:

1. I have reviewed this annual report on Form 10-K of Ultralife Batteries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002                   /s/ Robert W. Fishback
                                           -------------------------------------
                                           Robert W. Fishback
                                           Vice President of Finance and Chief
                                             Financial Officer