Form 10-Q
period 2002-09-28
ULTRALIFE BATTERIES INC
filed 2002-11-12
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

                                       or

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

                Common stock, $.10 par value - 12,652,269 shares
                      outstanding as of October 31, 2002.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
              September 28, 2002 and June 30, 2002..........................  3

            Condensed Consolidated Statements of Operations -
              Three months ended September 28, 2002 and
              September 30, 2001............................................  4

            Condensed Consolidated Statements of Cash Flows -
              Three months ended September 28, 2002 and
              September 30, 2001............................................  5

            Notes to Consolidated Financial Statements......................  6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations................. 12

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk............................................. 17

Item 4.     Controls and Procedures......................................... 17


PART II OTHER INFORMATION

Item 1.     Legal Proceedings............................................... 19

Item 6.     Exhibits and Reports on Form 8-K................................ 20



Signatures.................................................................. 21

CEO and CFO Certifications.................................................. 22

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                     September 28,     June 30,
                  ASSETS                                 2002           2002
                                                     -------------    ---------
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                           $     929      $   2,016
   Restricted cash                                           201            201
   Available-for-sale securities                               2              2
   Trade accounts receivable (less
     allowance for doubtful accounts of
     $276 at September 28, 2002 and $272
     at June 30, 2002)                                     5,147          6,049
   Inventories                                             5,235          4,633
   Prepaid expenses and other current assets               1,059            845
                                                       ---------      ---------

       Total current assets                               12,573         13,746
                                                       ---------      ---------

Property, plant and equipment                             15,648         16,134

Other assets:
  Technology license agreements (net
    of accumulated amortization of
    $1,293 at September 28, 2002 and
    $1,268 at June 30, 2002)                                 158            183
                                                       ---------      ---------

Total Assets                                           $  28,379      $  30,063
                                                       =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of debt and
     capital lease obligations                         $   2,841      $   3,148
   Accounts payable                                        3,306          3,091
   Accrued compensation                                      173            255
   Accrued vacation                                          439            439
   Other current liabilities                               1,799          1,863
                                                       ---------      ---------
       Total current liabilities                           8,558          8,796

Long-term liabilities:
   Debt and capital lease obligations                        103            103
   Grant                                                     395             --
                                                       ---------      ---------
                                                             498            103

Commitments and Contingencies (Note 6)

Shareholders' equity:
   Preferred stock, par value $0.10 per
     share, authorized 1,000,000 shares;
     none outstanding                                         --             --
   Common stock, par value $0.10 per
     share, authorized 40,000,000 shares;
     issued - 13,379,519 at
     September 28, 2002 and 13,379,519
     at June 30, 2002)                                     1,338          1,338
   Capital in excess of par value                        107,891        107,891
   Accumulated other comprehensive loss                     (919)          (856)
   Accumulated deficit                                   (88,684)       (86,906)
                                                       ---------      ---------
                                                          19,626         21,467

   Less -- Treasury stock, at cost
     -- 27,250 shares                                        303            303
                                                       ---------      ---------
        Total shareholders' equity                        19,323         21,164
                                                       ---------      ---------
Total Liabilities and Shareholders' Equity             $  28,379      $  30,063
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                   September 28,   September 30,
                                                       2002            2001
                                                   -------------   -------------
Revenues                                             $  6,847        $  7,616

Cost of products sold                                   6,718           8,064
                                                     --------        --------

Gross margin                                              129            (448)

Operating and Other expenses:
  Research and development                                477           1,182
  Selling, general, and administrative                  1,569           2,121
                                                     --------        --------
Total operating expenses                                2,046           3,303

Operating loss                                         (1,917)         (3,751)

Other income (expense):
  Interest income                                          33              69
  Interest expense                                       (115)            (82)
  Equity loss in affiliate                                 --              --
  Miscellaneous                                           221             122
                                                     --------        --------
Loss before income taxes                               (1,778)         (3,642)
                                                     --------        --------

Income taxes                                               --              --
                                                     --------        --------

Net loss                                             $ (1,778)       $ (3,642)
                                                     ========        ========

Net loss per share, basic and diluted                $  (0.14)       $  (0.30)
                                                     ========        ========

Weighted average shares outstanding,
  basic and diluted                                    13,137          12,005
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                   September 28,   September 30,
                                                       2002            2001
                                                   -------------   -------------
OPERATING ACTIVITIES
Net loss                                              $(1,778)        $(3,642)
Adjustments to reconcile
  net loss to net cash used
  in operating activities:
Depreciation and amortization                             674           1,162
Loss on asset disposal                                      4
Equity loss in affiliate                                   --              --
Changes in operating assets
  and liabilities:
  Accounts receivable                                     902          (1,832)
  Inventories                                            (602)            411
  Prepaid expenses and other
    current assets                                       (214)           (751)
  Accounts payable and other
    current liabilities                                    69             625
                                                      -------         -------
Net cash used in operating
  activities                                             (945)         (4,027)
                                                      -------         -------

INVESTING ACTIVITIES
Purchase of property and
  equipment                                              (101)           (613)
Proceeds from asset disposal                                8              --
Purchase of securities                                     --          (7,765)
Sales of securities                                        --           7,153
                                                      -------         -------
Net cash provided by investing
  activities                                              (93)         (1,225)
                                                      -------         -------

FINANCING ACTIVITIES
Proceeds from issuance of
  common stock                                             --           6,360
Proceeds from grant                                       395              --
Principal payments on
  long-term debt and capital
  lease obligations                                      (307)           (270)
                                                      -------         -------
Net cash provided by (used in)
  financing activities                                     88           6,090
                                                      -------         -------

Effect of exchange rate
  changes on cash                                        (137)           (136)
                                                      -------         -------

Decrease in cash and cash
  equivalents                                          (1,087)            702

Cash and cash equivalents at
  beginning of period                                   2,016             494
                                                      -------         -------
Cash and cash equivalents at
  end of period                                       $   929         $ 1,196
                                                      =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain on securities                         $    --         $    (1)
                                                      =======         =======
Interest paid                                         $   112         $    78
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

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar Amounts in Thousands - Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

            As of July 1, 2002, the Company changed its monthly closing schedule, moving to a weekly-based cycle as opposed to a calendar month - based cycle. While the actual dates for the quarter-ends will change slightly each year, the Company believes that there will not be any material differences when making quarterly comparisons. In all cases, the Company's fiscal year-end will continue to be June 30.

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

3. COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive loss were:

                                                          (unaudited)
                                                       Three months ended
                                                 September 28,   September 30,
                                                     2002            2001
                                                 -------------   -------------
    Net loss                                        $(1,778)       $(3,642)

    Unrealized (loss) gain on securities                 --             (1)
    Foreign currency translation adjustments            (63)           130
                                                    -------        --------

    Total comprehensive loss                        $(1,841)       $(3,513)
                                                    ========       ========

4. INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                                (unaudited)
                                            September 28, 2002     June 30, 2002
                                            ------------------     -------------
      Raw materials                               $3,152               $2,680
      Work in process                              1,292                1,338
      Finished goods                               1,279                1,022
                                                  ------               ------
                                                   5,723                5,040
      Less: Reserve for obsolescence                 488                  407
                                                  ------               ------
                                                  $5,235               $4,633
                                                  ======               ======


5. PROPERTY, PLANT AND EQUIPMENT

            Major classes of property, plant and equipment consisted of the following:

                                                     (unaudited)
                                                     September 28,     June 30,
                                                         2002            2002
                                                     -------------     --------
      Land                                             $   123        $   123
      Buildings and leasehold improvements               1,619          1,619
      Machinery and equipment                           26,850         26,308
      Furniture and fixtures                               313            312
      Computer hardware and software                     1,347            915
      Construction in progress                           1,771          2,531
                                                       -------        -------
                                                        32,023         31,808
      Less: Accumulated depreciation                    16,375         15,674
                                                       -------        -------
                                                       $15,648        $16,134
                                                       =======        =======

6. COMMITMENTS AND CONTINGENCIES

            As of September 28, 2002, the Company had $201 in restricted cash with a certain lending institution primarily for letters of credit supporting leases for a building and some computer equipment.

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

      Three Months Ended September 28, 2002

                                             Primary      Rechargeable      Technology
                                            Batteries       Batteries       Contracts       Corporate        Total
                                            ------------------------------------------------------------------------
      Revenues                                $ 6,678            $169          $    --        $    --       $ 6,847
      Segment contribution                         32            (380)              --         (1,569)       (1,917)
      Interest, net                                                                               (82)          (82)
      Equity loss in affiliate                                                                     --            --
      Miscellaneous                                                                               221           221
      Income taxes                                                                                 --            --
                                                                                                            -------
      Net loss                                                                                              $(1,778)
      Total assets                            $20,428          $4,076          $    --        $ 3,875       $28,379

      Three Months Ended September 30, 2001

                                             Primary      Rechargeable      Technology
                                            Batteries       Batteries       Contracts       Corporate        Total
                                            -----------------------------------------------------------------------
      Revenues                                $ 7,274         $   135             $207        $    --      $ 7,616
      Segment contribution                        727          (2,378)              21         (2,121)      (3,751)
      Interest income, net                                                                       (13)         (13)
      Equity loss in affiliate                                                                                   -
      Miscellaneous                                                                               122          122
      Income taxes                                                                                               -
                                                                                                           --------
      Net loss                                                                                             $(3,642)
      Total assets                            $21,049         $20,604             $312        $ 8,440      $50,405

8. OTHER MATTERS

            In March 1998, the Company received a $500 grant from the Empire State Development Corporation to fund certain equipment purchases. The grant was contingent upon the Company achieving and maintaining minimum employment levels for a period of five years. If annual levels of employment are not maintained, a portion of the grant might become repayable. Through the first four years of the grant period, the Company has met the requirements. The Company has recognized revenue over the grant period ratably, dependent upon meeting certain employment criteria. The remaining unamortized balance of $50 relating to the grant is included in other current liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2002. It is possible that the Company may not meet the employment criteria at the end of the fifth year, and thus the Company may be required to repay one-fifth of the overall grant.

            In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan will assist in funding current capital expansion plans that the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. In August 2002, the $750 small cities grant/loan documentation was finalized and the Company was reimbursed $395 for costs it had incurred to date for equipment purchases applicable under this grant/loan. The remaining amount under this grant/loan will be reimbursed as the Company incurs additional expenses and submits requests for reimbursement. Certain employment levels are required to be met during the initial three year period. If the Company does not meet its employment quota, it may adversely affect reimbursement requests, or the grant may be converted to a loan that will be repaid over a seven-year period. The Company is reflecting the proceeds from this grant/loan, as well as accrued interest at the stated rate of 5% per year, as a long-term liability, and will only amortize these proceeds into income as the certainty of meeting the employment criteria becomes definitive.

9. RECENT ACCOUNTING PRONOUNCEMENTS

            In July 2002, the Company adopted Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this pronouncement did not have any adverse effect on the Company's financial statements.

            In July 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principle Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of this pronouncement did not have any adverse effect on the Company's financial statements.

            In July 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this pronouncement did not have any adverse effect on the Company's financial statements.

10. INVESTMENT IN AFFILIATE

            In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. This venture was named Ultralife Taiwan, Inc. ("UTI"). The Company does not guarantee the obligations of UTI and is not required to provide any additional funding. This investment is accounted for using the equity method of accounting. In 2001, the Company's equity investment had been written down to zero as the Company recorded its share of the ventures cumulative losses. In 2002, since UTI continued to report losses, the Company did not reflect these results in its financial results since the investment has already been written down to zero. As of September 28, 2002, the Company's equity interest in the venture was approximately 30%.

            Summarized financial statement information for the unconsolidated venture is as follows:

                                                         (unaudited)
      Condensed Statements of Operations:             Three Months Ended
                                                        September 30,
                                                       2002       2001
                                                     --------   --------
      Net revenue                                    $   728    $    --
      Cost of Sales                                   (2,110)        --
      Operating loss                                  (3,588)    (1,694)
      Net loss                                        (4,130)    (1,752)


11. SUBSEQUENT EVENT

            On October 23, 2002, the Company exchanged an aggregate of 42,500,000 shares of Ultralife Taiwan, Inc. ("UTI") stock to UTI and PGT Energy Corporation ("PGT") for total consideration of $2,400 and the return of 700,000 shares of Ultralife common stock. Ultralife and PGT were the two most significant investors when UTI was formed in 1999. Under the terms of the transaction, Ultralife will receive $2,400 in a series of 5 cash payments beginning October 30, 2002 and ending no later than mid-December 2002. In addition, over the next 3 years Ultralife will have reserved access to 10% of UTI's high volume capacity for rechargeable lithium battery products and the rights to utilize UTI's LSB (Large Scale Battery) technology for the production of large capacity lithium ion batteries for government and military markets in the U.S. and the U.K. As a result of the transaction, Ultralife's ownership interest in UTI will decline from approximately 30% to approximately 10.6%. In addition, the Company expects to record a non-operating gain of at least $2,400 in its second fiscal quarter and to record an increase in treasury stock to reflect the return of its 700,000 common shares. This will result in reducing the issued and outstanding common shares of Ultralife to 12,652,269 as of the date of this transaction.

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

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 2002.

General

      Ultralife Batteries, Inc. develops, manufactures and markets a wide range of standard and customized lithium primary (non-rechargeable) and rechargeable batteries for use in a wide array of applications. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. The Company has focused on manufacturing a family of lithium primary batteries for industrial, military and consumer applications, which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company also supplies rechargeable lithium polymer and lithium ion batteries for use in portable electronic applications.

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

      The Company believes that its current growth strategy will be successful in the long-term. However, at the present time, the status of the Company's cash and credit situation is of serious concern, and much of the Company's ability to succeed in the near-term is dependent upon continued revenue growth and a favorable product mix that will generate positive cash flows. If the Company is unsuccessful in growing the business sufficiently in the near-term to generate adequate levels of cash, it will need to find alternative sources of funds to allow it to continue to operate in its current capacity. The Company is evaluating possible funding alternatives including obtaining additional debt or equity financing and/or selling assets. While the Company has been successful at raising funds in the past and is optimistic that it will be able to do so again if necessary, there is no assurance that the Company will be able to do so under the current circumstances. See "Liquidity and Capital Resources" for additional information.

      As of July 1, 2002, the Company changed its monthly closing schedule, moving to a weekly-based cycle as opposed to a calendar month - based cycle. While the actual dates for the quarter-ends will change slightly each year, the Company believes that there will not be any material differences when making quarterly comparisons. In all cases, the Company's fiscal year-end will continue to be June 30.

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

Results of Operations

Three months ended September 28, 2002 and September 30, 2001

      Consolidated revenues were $6,847,000 for the three-month period ended September 28, 2002, a decrease of $769,000, or 10%, from the $7,616,000 reported in the same quarter in the prior year. Primary battery sales decreased $596,000, or 8%, from $7,274,000 last year to $6,678,000 this year, mainly as a result of lower 9-volt battery shipments as customers adjusted their inventory levels, as well as lower military battery sales related to a decline in orders for small cylindrical batteries. Technology Contract revenues declined $207,000 due to the completion of certain non-renewable government contracts.

      Cost of products sold totaled $6,718,000 for the first quarter of fiscal 2003, a decrease of $1,346,000, or 17% over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $129,000, or 2% of revenues, an improvement of $577,000 from the gross margin loss of $448,000, or 6%, in the prior year. The gross margin loss attributable to rechargeable battery operations was $291,000, an improvement of $1,122,000 from last year's reported loss of $1,413,000. This improvement resulted from the cost savings actions that the Company took in the second and third quarters of fiscal year 2002, as well as lower depreciation expense that resulted from the write-down of rechargeable fixed assets in the fourth quarter of fiscal 2002. Gross margins in the Company's primary battery operations were $420,000, a decrease of $524,000 from the $944,000 reported in the same period last year. As a percentage of sales, primary battery gross margins declined from 13% last year to 6% this year. This decline was primarily attributable to lower production volumes in conjunction with lower sales, as well as start-up costs associated with the production of new military batteries.

      Operating and other expenses totaled $2,046,000 for the three months ended September 28, 2002, a decrease of $1,257,000, or 38%, compared to $3,303,000 in the prior year. Research and development expenses declined $705,000, while selling, general and administrative expenses declined $552,000. The decrease in R&D expenses resulted from the Company's revised rechargeable strategy and the cost savings initiatives that were implemented during fiscal 2002, in addition to lower depreciation expense related to the rechargeable fixed asset impairment charge that occurred in June 2002. SG&A expenses also declined due mainly to lower compensation and related costs from the Company's cost savings initiatives taken during last fiscal year.

      Interest expense, net, increased $69,000 from $13,000 in the first quarter of fiscal 2002 to $82,000 in the first quarter of fiscal 2003. This increase is principally the result of lower average cash balances. Miscellaneous income (expense) increased $99,000 in the quarter, from $122,000 in fiscal 2002 to $221,000 in fiscal 2003. This change relates primarily to foreign currency transaction gains, mainly the strengthening of the U.K. British pound versus the U.S. dollar.

      Net losses were $1,778,000, or $0.14 per share, for the first quarter of fiscal 2003 compared to $3,642,000, or $0.30 per share, for the same quarter last year primarily as a result of the reasons described above.

Liquidity and Capital Resources

      At September 28, 2002, cash and cash equivalents and available for sale securities totaled $1,132,000. Of this amount, $201,000 was restricted to support certain outstanding letters of credit. During the first three months of fiscal 2003, the Company used $945,000 of cash in operating activities. This use of cash related primarily to an EBITDA loss of $1,243,000 (Operating Loss plus depreciation and amortization). In addition, changes in working capital during the quarter resulted in a increase of approximately $150,000, mainly due to reductions in outstanding accounts receivable. The Company spent $101,000 for capital expenditures and $307,000 on debt and capital lease principal payments during the first quarter of fiscal 2003. In addition, the Company received an initial $395,000 in proceeds from its government grant/loan program, as reimbursement for previous expenditures on machinery and equipment.

      At September 28, 2002, the Company had short and long-term debt and capital lease obligations totaling $3,339,000. Of this total, $498,000 was considered long-term. The following discussion provides additional information on these obligations.

      As of September 28, 2002, the Company had $2,200,000 outstanding under the term loan component of its 3-year, $15,000,000 credit facility, and no borrowings were outstanding under the revolver component of the credit facility. The Company's additional borrowing capacity under the revolver component of the credit facility as of September 28, 2002 was approximately $500,000, net of outstanding letters of credit of $3,800,000. Since the facility expires in June 2003, the outstanding amount is classified as short-term on the Consolidated Balance Sheet. As of September 2002, the Company had been concerned about violating its debt covenant requiring a minimum net worth of approximately $19,200,000. As a result of the exchange of a portion of the Company's investment in Ultralife Taiwan, Inc. in October 2002, the Company expects a $2,400,000 gain which will ultimately increase net worth (see further discussion below). The Company is currently working with its primary lending institution to arrange an extension of this credit facility well beyond the end of the current fiscal year, although there is no assurance that the Company will be able to do so.

      In April 2002, the Company closed on a $3,000,000 private placement consisting of common equity and a $600,000 convertible note. Initially, 801,333 shares were issued. The note, which was issued to one of the Company's directors, will convert automatically into an additional 200,000 shares if the Company's shareholders vote to approve the conversion of the note into common shares at the Company's Annual Meeting in December 2002, and all accrued interest will be forgiven. If shareholder approval is not obtained, the Company is obligated to repay the note on December 31, 2002, with accrued interest at 10% per year. All shares will be issued at $3.00 per share.

      In March 1998, the Company received a $500,000 grant from the Empire State Development Corporation to fund certain equipment purchases. The grant was contingent upon the Company achieving and maintaining minimum employment levels for a period of five years. If annual levels of employment are not maintained, a portion of the grant might become repayable. Through the first four years of the grant period, the Company has met the requirements. The Company has recognized revenue over the grant period ratably, dependent upon meeting certain employment criteria. The remaining unamortized balance of $50,000 relating to the grant is included in other current liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2002. It is possible that the Company may not meet the employment criteria at the end of the fifth year, and thus the Company may be required to repay one-fifth of the overall grant.

      In November 2001, the Company received approval for a $750,000 grant/loan from a federally sponsored small cities program. The grant/loan will assist in funding current capital expansion plans that the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. In August 2002, the $750,000 small cities grant/loan documentation was finalized and the Company was reimbursed $395,000 for costs it had incurred to date for equipment purchases applicable under this grant/loan. The remaining amount under this grant/loan will be reimbursed as the Company incurs additional expenses and submits requests for reimbursement. Certain employment levels are required to be met during the initial three year period. If the Company does not meet its employment quota, it may adversely affect reimbursement requests, or the grant may be converted to a loan that will be repaid over a seven-year period. The Company is reflecting the proceeds from this grant/loan, as well as accrued interest at the stated rate of 5% per year, as a long-term liability, and will only amortize these proceeds into income upon the certainty of meeting the employment criteria.

      On October 23, 2002, the Company exchanged an aggregate of 42,500,000 shares of Ultralife Taiwan, Inc. ("UTI") stock to UTI and PGT Energy Corporation ("PGT") for total consideration of $2,400,000 and the return of 700,000 shares of Ultralife common stock. Ultralife and PGT were the two most significant investors when UTI was formed in 1999. Under the terms of the transaction, Ultralife will receive $2,400,000 in a series of 5 cash payments beginning October 30, 2002 and ending no later than mid-December 2002. In addition, over the next 3 years Ultralife will have reserved access to 10% of UTI's high volume capacity for rechargeable lithium battery products and the rights to utilize UTI's LSB (Large Scale Battery) technology for the production of large capacity lithium ion batteries for government and military markets in the U.S. and the U.K. As a result of the transaction, Ultralife's ownership interest in UTI will decline from approximately 30% to approximately 10.6%. In addition, the Company expects to record a non-operating gain of at least $2,400,000 in its second fiscal quarter and to record an increase in treasury stock to reflect the return of its 700,000 common shares. This will result in reducing the issued and outstanding common shares of Ultralife to 12,652,269 as of the date of this transaction.

      While the Company remains optimistic about its long-term future prospects and growth potential, the timing aspect of near-term revenue and profitability is unclear. The Company's future liquidity depends on its ability to successfully generate positive cash flows from operations and to achieve operational savings.

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

      As of September 28, 2002, the Company had capital commitments, principally for purchases of machinery and equipment, of approximately $169,000.

Critical Accounting Policies and Estimates

      The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein.

The estimates that require management's most difficult, subjective or complex judgments are described below.

      Revenue recognition:

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

      Warranties:

                  The Company maintains provisions related to normal warranty claims by customers. The Company evaluates these reserves monthly based on actual experience with warranty claims to date.

      Impairment of Long-Lived Assets:

                  The Company reviews its long-lived assets and certain
            identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted cash flow basis.

      Environmental Issues:

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

Outlook

      The Company expects revenues in its second quarter of fiscal 2003 to increase from the first fiscal quarter, likely reaching in excess of $9,000,000. At this time, indications are that 9-volt orders have strengthened from the level in the first quarter, and the interest level in the Company's military batteries is growing, particularly in the BA-5390 battery, which is an alternative to the main communications battery by military forces. Although the activity surrounding the rechargeable battery products is increasing significantly, the Company is conservatively projecting modest revenues in this area.

      The Company believes that quarterly revenues of approximately $9,000,000 to $9,500,000 will allow it to achieve operating cash breakeven, depending on the Company's overall product mix. The Company also believes that quarterly revenues in the range of $10,500,000 should allow the Company to be able to report a profit. While the Company was able to significantly reduce costs during fiscal 2002, it still maintains a substantial fixed cost infrastructure to support its overall operations. Increasing volumes of sales and production will generate favorable returns due to economies of scale, but similarly, decreasing volumes will result in the opposite effect.

      While the Company believes that it will be able to achieve its operating cash breakeven target in the near future, it expects that changes in working capital for increasing sales volumes and inventory levels will be able to be financed by its revolving credit facility.

      For the full fiscal year, the Company is maintaining its target of achieving a 35% revenue growth over fiscal 2002. While the first quarter's revenues were lower than the Company's initial projections, it cannot determine at this time whether the full year's results will be adversely impacted. The revenue growth each quarter is subject to significant fluctuations as the timing of customer orders is not easily predictable. In particular, 9-volt revenues are dependent upon continued demand from the Company's customers, some of which are dependent upon retail sell-through. Similarly, revenues from sales of cylindrical products, primarily to military customers, are dependent upon a variety of factors, including the timing of the battery solicitation process within the military, the Company's ability to successfully win contract awards, successful qualification of the Company's products in the applicable military applications, and the timing of order releases against such contracts. Some of these factors are outside of the Company's direct control.

      The Company continues to believe that spending for capital projects during fiscal 2003 will continue to be relatively modest. The Company carefully evaluates such projects and will only make capital investments when necessary and when there is typically a timely payback. Certain capital equipment acquisitions during the upcoming fiscal year will be financed by the remaining availability under the capital equipment grant/loan the Company recently finalized.

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

      The Company monitors the relationship between the U.S. dollar and other currencies on a continuous basis and adjusts sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.

Item 4. Controls and Procedures

      Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including the Company's president and chief executive officer, along with the Company's vice president - finance and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act 13a-14. Based upon that evaluation, the Company's president and chief executive officer, along with the Company's vice president - finance and chief financial officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

            Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiff's counsel has accepted the terms of the proposed settlement, amounting to $175,000 for the Company, and the matter must now be approved by the Court and by the shareholders comprising the class. Based on the terms of the proposed settlement, the Company has established reserves for its share of the settlement costs and associated expenses.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1  Stock Purchase Agreement with Ultralife Taiwan, Inc.

            99    CEO & CFO Certifications

      (b)   Reports on Form 8-K

                  Report on Form 8-K, dated October 23, 2002 reporting on Item
            5. Other Events, relating to the exchange of shares of Ultralife Taiwan, Inc. stock for cash and the return of shares of the Company's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ULTRALIFE BATTERIES, INC.
                                                 (Registrant)

      Date: November 12, 2002              By: /s/ John D. Kavazanjian
            -----------------                  ---------------------------------
                                           John D. Kavazanjian
                                           President and Chief Executive Officer

      Date: November 12, 2002              By: /s/ Robert W. Fishback
            -----------------                  ---------------------------------
                                           Robert W. Fishback
                                           Vice President - Finance and Chief
                                           Financial Officer

I, John D. Kavazanjian, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ultralife Batteries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                   /s/ John D. Kavazanjian
                                          ---------------------------
                                          John D. Kavazanjian,
                                          President and Chief Executive Officer

I, Robert W. Fishback, certify that:

1. I have reviewed this quarterly report on 10-Q of Ultralife Batteries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                     /s/ Robert W. Fishback
                                            ---------------------------
                                            Robert W. Fishback
                                            Vice President - Finance and
                                            Chief Financial Officer