Form 10-Q/A
period 2001-09-30
ULTRALIFE BATTERIES INC
filed 2003-04-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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

Introductory Note:

This Amendment No. 2 to Form 10-Q/A for Ultralife Batteries, Inc. for the period ended September 30, 2001, dated as of April 11, 2003, is being filed to restate the financial statements and associated disclosures related to the manner in which the Company had previously accounted for its equity investment in Ultralife Taiwan, Inc. (UTI). The Items from the original Form 10-Q/A filing that have been impacted are being filed in their entirety with this Amendment and are summarized in the following Table of Contents. (Refer to Note 2 to the consolidated financial statements included in Item 1 herein.)


                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           September 30, 2001 and June 30, 2001................................3

         Condensed Consolidated Statements of Operations -
           Three months ended September 30, 2001 and 2000......................4

         Condensed Consolidated Statements of Cash Flows -
           Three months ended September 30, 2001 and 2000......................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................10

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................14

         Signatures...........................................................15

         CEO and CFO Certifications...........................................16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                                     (unaudited)
                                                                                                     September 30,      June 30,
                                           ASSETS                                                        2001             2001
                                                                                                     -------------      --------
                                                                                                    (As Restated;
                                                                                                      See Note 2)
Current assets:
   Cash and cash equivalents                                                                            $ 1,196          $   494
   Available-for-sale securities                                                                          3,726            3,113
   Trade accounts receivable (less allowance for doubtful accounts
      of $269 at September 30, 2001 and $262 at June 30, 2001)                                            5,211            3,379
   Inventories                                                                                            4,878            5,289
   Other receivables                                                                                        995              736
   Prepaid expenses and other current assets                                                              1,404              912
                                                                                                        -------          -------
       Total current assets                                                                              17,410           13,923
                                                                                                        -------          -------
Property, plant and equipment                                                                            32,737           32,997
Other assets:
  Investment in UTI                                                                                       5,848               --
  Technology license agreements (net of accumulated
      amortization of $1,193 at September 30, 2001 and $1,168 at June 30, 2001)                             258              283
                                                                                                        -------          -------
                                                                                                          6,106              283
                                                                                                        -------          -------
Total Assets                                                                                            $56,253          $47,203
                                                                                                        =======          =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and capital lease obligations                                      $   983          $ 1,065
   Accounts payable                                                                                       4,298            3,755
   Accrued compensation                                                                                     262              427
   Other current liabilities                                                                              2,102            1,855
                                                                                                        -------          -------
       Total current liabilities                                                                          7,645            7,102

Long-term liabilities:
   Long-term debt and capital lease obligations                                                           2,460            2,648

Shareholders' equity :
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                                       --               --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares;
      issued - 12,578,186 at September 30, 2001 and 11,488,186 at June 30, 2001)                          1,258            1,149
   Capital in excess of par value                                                                       110,852           99,389
   Accumulated other comprehensive loss                                                                    (929)          (1,058)
   Accumulated deficit                                                                                  (64,730)         (61,724)
                                                                                                        -------          -------
                                                                                                         46,451           37,756

   Less -- Treasury stock, at cost -- 27,250 shares                                                         303              303
                                                                                                        -------          -------
        Total shareholders' equity                                                                       46,148           37,453
                                                                                                        -------          -------

Total Liabilities and Shareholders' Equity                                                              $56,253          $47,203
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

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                        2001             2000
                                                        ----             ----
                                                   (As Restated;
                                                    See Note 2)
Revenues                                              $ 7,616          $ 6,851

Cost of products sold                                   8,064            7,303
                                                      -------          -------
Gross margin                                             (448)            (452)

Operating expenses:
  Research and development                              1,182              560
  Selling, general, and administrative                  2,121            1,796
                                                      -------          -------
Total operating expenses                                3,303            2,356

Operating loss                                         (3,751)          (2,808)

Other income (expense):
  Interest income                                          69              215
  Interest expense                                        (82)            (121)
  Equity gain (loss) in UTI                               636             (332)
  Miscellaneous income (expense)                          122              (58)
                                                      -------          -------
Loss before income taxes                               (3,006)          (3,104)
                                                      -------          -------
Income taxes                                               --               --
                                                      -------          -------
Net loss                                              $(3,006)         $(3,104)
                                                      =======          =======
Net loss per share, basic and diluted                 $ (0.25)         $ (0.28)
                                                      =======          =======
Weighted average shares outstanding,
  basic and diluted                                    12,005           11,076
                                                      =======          =======

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                        2001             2000
                                                        ----             ----
                                                   (As Restated;
                                                    See Note 2)
OPERATING ACTIVITIES
Net loss                                              $(3,006)         $(3,104)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                           1,162              913
Equity (gain) / loss in UTI                              (636)             332
Changes in operating assets and liabilities:
   Accounts receivable                                 (1,832)          (1,039)
   Inventories                                            411             (546)
   Prepaid expenses and other current assets             (751)            (372)
   Accounts payable and other current liabilities         625              499
                                                      -------          -------
Net cash used in operating activities                  (4,027)          (3,317)
                                                      -------          -------
INVESTING ACTIVITIES
Purchase of property and equipment                       (613)          (1,520)
Purchase of securities                                 (7,765)         (13,972)
Sales of securities                                     7,153            8,583
Maturities of securities                                 --              5,359
                                                      -------          -------
Net cash used in investing activities                  (1,225)          (1,550)
                                                      -------          -------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                  6,360              426
Principal payments on long-term debt
  and capital lease obligations                          (270)            (203)
                                                      -------          -------
Net cash provided by financing activities               6,090              223
                                                      -------          -------
Effect of exchange rate changes on cash                  (136)              45
                                                      -------          -------
Increase (decrease) in cash and cash equivalents          702           (4,599)
Cash and cash equivalents at beginning of period          494            5,712
                                                      -------          -------
Cash and cash equivalents at end of period            $ 1,196          $ 1,113
                                                      =======          =======
SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized (loss) gain on securities                  $    (1)         $     2
                                                      =======          =======
Interest paid                                         $    78          $    81
                                                      =======          =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar Amounts in Thousands - Except Share and Per Share Amounts)

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

2.    RESTATEMENT OF PRIOR PERIOD FINANCIAL RESULTS

            In assessing the partial unwind of the Company's investment in Ultralife Taiwan, Inc. (UTI) on October 23, 2002, the Company determined that it had incorrectly accounted for certain activities with regard to its equity investment in UTI. Specifically, the Company should have adjusted its proportionate share of the UTI net losses to reflect the Company's carrying value of its UTI investment, and the Company should have recorded certain increases to its investment in UTI arising from change in interest transactions at the UTI level occurring in November 2000, August 2001, and July 2002. The impact of not accounting for the negative basis difference was that the Company's reported equity losses were overstated for the Company's fiscal years ended June 30, 2002, 2001 and 2000. The primary impact of the Company not recognizing the UTI change in interest transactions was that the Company's UTI investment and additional paid-in capital captions were understated, primarily in fiscal year 2002. Further, the Company's equity losses for fiscal year 2002, even with the beneficial amortization effect noted above, were understated, as the additional basis created by the change in interest accounting that should have taken place would have created additional basis sufficient to absorb additional equity losses which had not been recognized previously (as the Company's equity investment had been reduced to zero).

            The Company has determined that the impacts relating to fiscal years 2001 and 2000 were not material and therefore these previously issued financial statements have not been restated. The financial statements for the three months ended September 30, 2001, have been restated as follows:

                                                   As Previously
         Financial Statement Caption                 Reported       As Restated
         ---------------------------               -------------    -----------
      Equity gain in UTI                              $    --         $   636
      Net loss                                        $(3,642)        $(3,006)
      Investment in UTI                               $    --         $ 5,848
      Total assets                                    $50,405         $56,253
      Total shareholders' equity                      $40,300         $46,148
      Net loss per share                              $ (0.30)        $ (0.25)

3.    NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included as their inclusion would be anti-dilutive; as a result, basic earnings per share is the same as diluted earnings per share.

4.    COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive loss were:

                                                          Three months ended
              (As Restated; See Note 2)                      September 30,
                                                           2001           2000
                                                         ----------------------
              Net loss                                   $(3,006)       $(3,104)
                                                         ----------------------
              Unrealized (loss) gain on securities            (1)             2
              Foreign currency translation adjustments       130             45
                                                         ----------------------
                                                             129             47
                                                         -------        -------
              Total comprehensive loss                   $(2,877)       $(3,057)
                                                         =======        =======

5.    INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                             September 30, 2001   June 30, 2001
                                             ----------------------------------
      Raw materials                                     $ 2,167         $ 2,595
      Work in process                                     1,660           1,233
      Finished goods                                      1,453           1,872
                                                        -----------------------
                                                          5,280           5,700
      Less: Reserve for obsolescence                        402             411
                                                        -----------------------
                                                        $ 4,878         $ 5,289
                                                        =======         =======

6.    PROPERTY, PLANT AND EQUIPMENT

      Major classes of property, plant and equipment consisted of the following:


                                             September 30, 2001   June 30, 2001
                                             ----------------------------------
      Land                                              $   123         $   123
      Buildings and Leasehold Improvements                1,608           1,608
      Machinery and Equipment                            38,141          37,891
      Furniture and Fixtures                                293             291
      Computer Hardware and Software                      1,392           1,375
      Construction in Progress                            3,592           2,984
                                                        -----------------------
                                                         45,149          44,272
      Less:  Accumulated Depreciation                    12,412          11,275
                                                        -----------------------
                                                        $32,737         $32,997
                                                        =======         =======

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

      Three Months Ended September 30, 2001
      -------------------------------------

                                             Primary      Rechargeable     Technology
      (As Restated; See Note 2)             Batteries       Batteries       Contracts       Corporate        Total
                                            -----------------------------------------------------------------------
      Revenues                               $ 7,274         $   135           $207         $    --         $ 7,616
      Segment contribution                       727          (2,378)            21          (2,121)         (3,751)
      Interest, net                                                                             (13)            (13)
      Equity gain in UTI                                                                        636             636
      Miscellaneous income                                                                      122             122
      Income taxes                                                                                               --
                                                                                                            -------
      Net loss                                                                                              $(3,006)
      Total assets                           $21,049         $20,604           $312         $14,288         $56,253

      Three Months Ended September 30, 2000
      -------------------------------------

                                             Primary      Rechargeable     Technology
                                            Batteries       Batteries       Contracts       Corporate        Total
                                            -----------------------------------------------------------------------
      Revenues                               $ 6,242         $   120           $489         $    --         $ 6,851
      Segment contribution                        11          (1,057)            34          (1,796)         (2,808)
      Interest, net                                                                              94              94
      Equity loss in UTI                                                                       (332)           (332)
      Miscellaneous expense                                                                     (58)            (58)
      Income taxes                                                                                               --
                                                                                                            -------
      Net loss                                                                                              $(3,104)
      Total assets                           $14,916         $23,044           $494         $23,671         $62,125

9.    OTHER MATTERS

            On July 20, 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term.

10.   SUBSEQUENT EVENT

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

General
-------

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

      Interest income decreased $146,000, or 68%, from $215,000 in the first quarter of fiscal 2001 to $69,000 in the first quarter of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and the reduction of rates of return on investments. Interest expense declined $39,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity gain in UTI (as restated, refer to Note 2 to the consolidated financial statements in Item 1 herein) increased $968,000 for its unconsolidated subsidiary, Ultralife Taiwan, Inc. (UTI) from a loss of $332,000 in the first quarter of fiscal 2001 to a gain of $636,000 in the first quarter of fiscal 2002. The Fiscal 2002 results included a $1,096,000 favorable adjustment recorded in July 2001 to correct cumulative net gains pertaining to the manner in which the Company accounted for this equity investment in Fiscal 2001 and Fiscal 2000. The Company determined that this cumulative adjustment was not significant enough to warrant a restatement for those periods. Additionally, the Company's ownership in UTI was reduced to 33% as a result of additional capital raised by UTI in November 2000 and August 2001 for its ongoing expansion. As a result of these "change in interest" transactions, the Company's share of UTI's underlying net assets actually increased, creating gains on the transactions that were recorded as adjustments in additional paid in capital on the balance sheet. These increases in additional paid in capital amounted to $5,212,000 in the three months ended September 30, 2001. (The Company was precluded from recognizing gains from these "change in interest" transactions in its consolidated statement of income because UTI was a development stage company.) Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $3,006,000, or $0.25 per share, for the first three months of fiscal 2002 compared to $3,104,000, or $0.28 per share, for the same quarter last year primarily as a result of the reasons described above.

Liquidity and Capital Resources
-------------------------------

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

Outlook
-------

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

                99      CEO & CFO Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ULTRALIFE BATTERIES, INC.
                                                   -------------------------
                                                        (Registrant)


  Date:  April 11, 2003                   By:   /s/John D. Kavazanjian
         --------------                         ----------------------
                                                   John D. Kavazanjian
                                                   President and Chief
                                                     Executive Officer


  Date:  April 11, 2003                   By:   /s/Robert W. Fishback
         --------------                         ---------------------
                                                   Robert W. Fishback
                                                   Vice President of Finance and
                                                     Chief Financial Officer

I, John D. Kavazanjian, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Ultralife Batteries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 11, 2003                      /s/ John D. Kavazanjian
                                          -----------------------
                                          John D. Kavazanjian
                                          President and Chief Executive Officer


I, Robert W. Fishback, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Ultralife Batteries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 11, 2003                      /s/ Robert W. Fishback
                                          ----------------------
                                          Robert W. Fishback
                                          Vice President of Finance and
                                            Chief Financial Officer