Form 10-Q/A
period 2001-12-31
ULTRALIFE BATTERIES INC
filed 2003-04-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

Introductory Note:

This Amendment No. 1 to Form 10-Q/A for Ultralife Batteries, Inc. for the period ended December 31, 2001, dated as of April 11, 2003, is being filed to restate the financial statements and disclosures related to the manner in which the Company had previously accounted for its equity investment in Ultralife Taiwan, Inc. (UTI). The Items from the original Form 10-Q filing that have been impacted are being filed in their entirety with this Amendment and are summarized in the following Table of Contents. (Refer to Note 2 to the consolidated financial statements included in Item 1 herein.)

                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
              December 31, 2001 and June 30, 2001..............................3

            Condensed Consolidated Statements of Operations -
              Three and six months ended December 31, 2001 and 2000............4

            Condensed Consolidated Statements of Cash Flows -
              Six months ended December 31, 2001 and 2000......................5

            Notes to Consolidated Financial Statements.........................6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................12

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..................................17

Signatures....................................................................18

CEO and CFO Certifications....................................................19

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                    (unaudited)
                                                                                    December 31,       June 30,
                                              ASSETS                                   2001             2001
                                                                                       ----             ----
                                                                                   (As Restated;
                                                                                    See Note 2)

Current assets:
   Cash and cash equivalents                                                         $    706         $    494
   Available-for-sale securities                                                          968            2,573
   Restricted cash                                                                      1,300              540
   Trade accounts receivable (less allowance for doubtful accounts
      of $285 at December 31, 2001 and $262 at June 30, 2001)                           4,426            3,379
   Inventories                                                                          5,459            5,289
   Prepaid expenses and other current assets                                            1,581            1,648
                                                                                     --------         --------

       Total current assets                                                            14,440           13,923
                                                                                     --------         --------

Property, plant and equipment                                                          31,570           32,997

Other assets:
  Investment in UTI                                                                     5,437             --
  Technology license agreements (net of accumulated
     amortization of $1,218 at December 31, 2001 and $1,168 at June 30, 2001)             233              283
                                                                                     --------         --------
                                                                                        5,670              283
                                                                                     --------         --------

Total Assets                                                                         $ 51,680         $ 47,203
                                                                                     ========         ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current portion of long-term debt and capital lease obligations                   $    955         $  1,065
   Accounts payable                                                                     4,368            3,755
   Other current liabilities                                                            1,763            2,282
                                                                                     --------         --------
       Total current liabilities                                                        7,086            7,102

Long-term liabilities:
   Long-term debt and capital lease obligations                                         2,202            2,648

Shareholders' equity:
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                     --               --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares
      issued - 12,578,186 at December 31, 2001 and 11,488,186 at June 30, 2001)         1,258            1,149
   Capital in excess of par value                                                     110,833           99,389
   Accumulated other comprehensive loss                                                  (835)          (1,058)
   Accumulated deficit                                                                (68,561)         (61,724)
                                                                                     --------         --------
                                                                                       42,695           37,756

   Less --Treasury stock, at cost -- 27,250 shares                                        303              303
                                                                                     --------         --------
        Total shareholders' equity                                                     42,392           37,453
                                                                                     --------         --------
Total Liabilities and Shareholders' Equity                                           $ 51,680         $ 47,203
                                                                                     ========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------

                                           Three Months Ended March 31,           Nine Months Ended March 31,
                                               2002               2001              2002               2001
                                               ----               ----              ----               ----
                                          (As Restated;                         (As Restated;
                                           See Note 2)                           See Note 2)
Revenues                                    $  8,862           $  5,817           $ 23,937           $ 17,958

Cost of products sold                          7,940              6,548             23,675             20,840
                                            --------           --------           --------           --------

Gross margin                                     922               (731)               262             (2,882)

Operating expenses:
  Research and development                     1,038                799              3,192              2,307
  Selling, general, and administrative         1,981              1,979              6,194              5,835
                                            --------           --------           --------           --------
Total operating expenses                       3,019              2,778              9,386              8,142

Operating loss                                (2,097)            (3,509)            (9,124)           (11,024)

Other income (expense):
  Interest income                                  3                126                 88                628
  Interest expense                              (101)              (134)              (276)              (387)
  Equity loss in UTI                            (501)              (340)              (276)            (1,930)
  Miscellaneous                                  (97)               (64)               (42)               (49)
                                            --------           --------           --------           --------
Loss before income taxes                      (2,793)            (3,921)            (9,630)           (12,762)
                                            --------           --------           --------           --------

Income taxes                                      --                 --                 --                 --
                                            --------           --------           --------           --------

Net loss                                    $ (2,793)          $ (3,921)          $ (9,630)          $(12,762)
                                            ========           ========           ========           ========

Net loss per share, basic and diluted       $  (0.23)          $  (0.35)          $  (0.79)          $  (1.15)
                                            ========           ========           ========           ========

Weighted average shares outstanding,
  basic and diluted                           12,319             11,173             12,193             11,131
                                            ========           ========           ========           ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                     Nine Months Ended March 31,
                                                         2002           2001
                                                         ----           ----
                                                     (As Restated;
                                                      See Note 2)

OPERATING ACTIVITIES
Net loss                                               $ (9,630)      $(12,762)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                             3,208          2,794
Equity loss in UTI                                          276          1,930
Changes in operating assets and liabilities:
   Accounts receivable                                   (2,776)             1
   Inventories                                              602             85
   Prepaid expenses and other current assets                922           (503)
   Accounts payable and other current liabilities          (642)           193
                                                       --------       --------
Net cash used in operating activities                    (8,040)        (8,262)
                                                       --------       --------

INVESTING ACTIVITIES
Purchase of property and equipment                       (1,715)        (2,934)
Proceeds from sale leaseback                                995             --
Purchase of securities                                   (8,424)       (24,671)
Sales of securities                                      11,334         19,652
Maturities of securities                                     --         12,695
                                                       --------       --------
Net cash provided by investing activities                 2,190          4,742
                                                       --------       --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                    6,341            606
Principal payments on long-term debt and
  capital lease obligations                                (812)          (836)
                                                       --------       --------
Net cash provided by (used in) financing activities       5,529           (230)
                                                       --------       --------

Effect of exchange rate changes on cash                     171           (129)
                                                       --------       --------

Decrease in cash and cash equivalents                      (150)        (3,879)

Cash and cash equivalents at beginning of period            494          5,712
                                                       --------       --------
Cash and cash equivalents at end of period             $    344       $  1,833
                                                       ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain on securities                          $     --       $      1
                                                       ========       ========
Interest paid                                          $    185       $    357
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

1     BASIS OF PRESENTATION

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

            The Company has determined that the impacts relating to fiscal years 2001 and 2000 were not material and therefore these previously issued financial statements have not been restated. The financial statements for the three and six months ended December 31, 2001, have been restated as follows:

                                               Three months ended December 31,             Six months ended
                                                            2001                           December 31, 2001
                                               -------------------------------       ------------------------------
                                               As Previously                         As Previously
      Financial Statement Caption                Reported         As Restated          Reported         As Restated
      ---------------------------              -------------      -----------        -------------      -----------
      Equity (loss) / gain in UTI                $    --            $  (411)           $    --            $   225
      Net loss                                   $(3,420)           $(3,831)           $(7,062)           $(6,837)
      Investment in UTI                          $    --            $ 5,437            $    --            $ 5,437
      Total assets                               $ 46,243           $51,680            $46,243            $51,680
      Total shareholders' equity                 $ 36,955           $42,392            $36,955            $42,392
      Net loss per share                         $ (0.28)           $ (0.31)           $ (0.58)           $ (0.56)

3.    NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included as their inclusion would be anti-dilutive; as a result, basic earnings per share is the same as diluted earnings per share.

4.    COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive loss were:

                                                                Three months ended          Six months ended
        (As Restated; See Note 2)                                  December 31,               December 31,
                                                                2001          2000         2001          2000
                                                              --------      --------     --------      --------
        Net loss                                              $(3,831)      $(5,737)     $(6,837)      $(8,841)

        Unrealized (loss) gain on securities                       --            (1)          --             1
        Foreign currency translation adjustments                   94          (221)         223          (176)
                                                              -------       -------      -------       -------

        Total comprehensive loss                              $(3,737)      $(5,959)     $(6,614)      $(9,016)
                                                              =======       =======      =======       =======

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
                                                  ======               ======


6.    PROPERTY, PLANT AND EQUIPMENT

      Major classes of property, plant and equipment consisted of the following:

                                            December 31, 2001      June 30, 2001
                                            -----------------      -------------
     Land                                          $ 123                $ 123
     Buildings and Leasehold Improvements          1,608                1,608
     Machinery and Equipment                      38,449               37,891
     Furniture and Fixtures                          311                  291
     Computer Hardware and Software                1,406                1,375
     Construction in Progress                      3,538                2,984
                                                 -------              -------
                                                  44,985               44,272
     Less:  Accumulated Depreciation              13,415               11,275
                                                 -------              -------
                                                 $32,020              $32,997
                                                 =======              =======

7.    COMMITMENTS AND CONTINGENCIES

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

      Three Months Ended December 31, 2001
      ------------------------------------
                                                  Primary      Rechargeable      Technology
      (As Restated; See Note 2)                  Batteries       Batteries       Contracts      Corporate      Total
                                                 --------------------------------------------------------------------
      Revenues                                    $ 7,020         $   153           $286         $    --      $ 7,459
      Segment contribution                            712          (1,926)            30          (2,092)      (3,276)
      Interest, net                                                                                  (77)         (77)
      Equity loss in UTI                                                                            (411)        (411)
      Miscellaneous expense                                                                          (67)         (67)
      Income taxes                                                                                    --           --
      Net loss                                                                                                $(3,831)
                                                                                                              -------
      Total assets                                $20,535         $19,827           $309         $11,009      $51,680

      Three Months Ended December 31, 2000
      ------------------------------------
                                                  Primary      Rechargeable      Technology
                                                 Batteries       Batteries       Contracts      Corporate      Total
                                                 --------------------------------------------------------------------
      Revenues                                    $ 4,667         $    44           $579         $    --      $ 5,290
      Segment contribution                              6          (2,680)            56          (2,089)      (4,707)
      Interest income, net                                                                           155          155
      Equity loss in UTI                                                                          (1,258)      (1,258)
      Miscellaneous                                                                                   73           73
      Income taxes                                                                                    --           --
      Net loss                                                                                                $(5,737)
                                                                                                              -------
      Total assets                                $17,884         $22,504           $288         $15,556      $56,232

      Six Months Ended December 31, 2001
      ----------------------------------
                                                  Primary      Rechargeable      Technology
      (As Restated; See Note 2)                  Batteries       Batteries       Contracts      Corporate      Total
                                                 --------------------------------------------------------------------
      Revenues                                    $14,294         $   288           $493         $    --      $15,075
      Segment contribution                          1,439          (4,304)            51          (4,213)      (7,027)
      Interest, net                                                                                  (90)         (90)
      Equity gain in UTI                                                                             225          225
      Miscellaneous income                                                                            55           55
      Income taxes                                                                                    --           --
      Net loss                                                                                                $(6,837)
                                                                                                              -------
      Total assets                                $20,535         $19,827           $309         $11,009      $51,680

      Six Months Ended December 31, 2000
      ----------------------------------
                                                  Primary      Rechargeable     Technology
                                                 Batteries       Batteries      Contracts      Corporate      Total
                                                 -------------------------------------------------------------------
      Revenues                                    $10,909         $   164         $1,068        $    --      $12,141
      Segment contribution                             17          (3,766)            90         (3,856)      (7,515)
      Interest income                                                                               249          249
      Equity loss in UTI                                                                         (1,590)      (1,590)
      Miscellaneous                                                                                  15           15
      Income taxes                                                                                   --           --
      Net loss                                                                                               $(8,841)
                                                                                                             -------
      Total assets                                $17,884         $22,504           $288        $15,556      $56,232

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

10.   NEW ACCOUNTING PRONOUNCEMENT

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

11.   SUBSEQUENT EVENT

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

      Interest income decreased $260,000, or 94%, from $276,000 in the second quarter of fiscal 2001 to $16,000 in the second quarter of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and the reduction of rates of return on investments. Interest expense declined $28,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity loss in UTI (as restated, refer to Note 2 to the consolidated financial statements in Item 1 herein) decreased $847,000 from $1,258,000 for its equity interests in Ultralife Taiwan, Inc.
(UTI) for the quarter ended December 31, 2000 to $411,000 for the quarter ended December 31, 2001. Additionally, the Company's ownership in UTI was reduced to 33% as a result of additional capital raised by UTI in November 2000 and August 2001 for its ongoing expansion. Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $3,831,000, or $0.28 per share, for the second three months of fiscal 2002 compared to $5,737,000, or $0.51 per share, for the same quarter last year primarily as a result of the reasons described above.

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

      Interest income decreased $417,000, or 83%, from $502,000 in the first half of fiscal 2001 to $85,000 in the first half of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and the reduction of rates of return on investments. Interest expense declined $78,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity gain / loss in UTI (as restated, refer to Note 2 to the consolidated financial statements in Item 1 herein) increased $1,815,000 from a loss of $1,590,000 for the first half of fiscal 2001 to a gain of $225,000 for the first half of fiscal 2002. The Fiscal 2002 results included a $1,096,000 favorable adjustment recorded in July 2001 to correct cumulative net gains pertaining to the manner in which the Company accounted for this equity investment in Fiscal 2001 and Fiscal 2000. The Company determined that this cumulative adjustment was not significant enough to warrant a restatement for those periods. Additionally, the Company's ownership in UTI was reduced to 33% as a result of additional capital raised by UTI in November 2000 and August 2001 for its ongoing expansion. As a result of these "change in interest" transactions, the Company's share of UTI's underlying net assets actually increased, creating gains on the transactions that were recorded as adjustments in additional paid in capital on the balance sheet. These increases in additional paid in capital amounted to $5,212,000 in the six months ended December 31, 2001. (The Company was precluded from recognizing gains from these "change in interest" transactions in its consolidated statement of income because UTI was a development stage company.) Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $6,837,000, or $0.56 per share, for the first six months of fiscal 2002 compared to $8,841,000, or $0.80 per share, for the same quarter last year primarily as a result of the reasons described above.

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

                                           ULTRALIFE BATTERIES, INC.
                                           -------------------------
                                                  (Registrant)


      Date: April 11, 2003                       By: /s/ John D. Kavazanjian
            --------------                           -------------------------
                                                         John D. Kavazanjian
                                                         President and Chief
                                                         Executive Officer

      Date: April 11, 2003                       By: /s/ Robert W. Fishback
            --------------                           -------------------------
                                                         Robert W. Fishback
                                                         Vice President --
                                                         Finance and Chief
                                                         Financial Officer

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