Form 10-Q/A
period 2002-03-31
ULTRALIFE BATTERIES INC
filed 2003-04-14
CIK 875657

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

Introductory Note:
------------------

This Amendment No. 1 to Form 10-Q/A for Ultralife Batteries, Inc. for the period ended March 31, 2002, dated as of April 11, 2003, is being filed to restate the financial statements and associated disclosures related to the manner in which the Company had previously accounted for its equity investment in Ultralife Taiwan, Inc. (UTI). The Items from the original Form 10-Q filing that have been impacted are being filed in their entirety with this Amendment and are summarized in the following Table of Contents. (Refer to Note 2 to the consolidated financial statements included in Item 1 herein.)


                           ULTRALIFE BATTERIES, INC.
                                     INDEX

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
          March 31, 2002 and June 30, 2001 ..................................  3

         Condensed Consolidated Statements of Operations -
          Three and nine months ended March 31, 2002 and 2001 ...............  4

         Condensed Consolidated Statements of Cash Flows -
          Nine months ended March 31, 2002 and 2001 .........................  5

         Notes to Consolidated Financial Statements .........................  6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................... 13

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 18

         Signatures ......................................................... 19

         CEO and CFO Certifications ......................................... 20

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

--------------------------------------------------------------------------------

                                                                                                      (unaudited)
                                                                                                        March 31,        June 30,
                                                  ASSETS                                                  2002             2001
                                                                                                          ----             ----
                                                                                                     (As Restated;
                                                                                                      See Note 2)
Current assets:
  Cash and cash equivalents                                                                             $   344          $   494
  Available-for-sale securities                                                                               2            2,573
  Restricted cash                                                                                           201              540
  Trade accounts receivable (less allowance for doubtful accounts
  of $287 at March 31, 2002 and $262 at June 30, 2001)                                                    6,155            3,379
  Inventories                                                                                             4,687            5,289
  Prepaid expenses and other current assets                                                                 726            1,648
                                                                                                        -------          -------

     Total current assets                                                                                12,115           13,923
                                                                                                        -------          -------
Property, plant and equipment                                                                            30,613           32,997

Other assets:
  Investment in UTI                                                                                       4,936               --
  Technology license agreements (net of accumulated
   amortization of $1,243 at March 31, 2002 and $1,168 at June 30, 2001)                                    208              283
                                                                                                        -------          -------
                                                                                                          5,144              283
                                                                                                        -------          -------

Total Assets                                                                                            $47,872          $47,203
                                                                                                        =======          =======


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations                                       $   917          $ 1,065
  Accounts payable                                                                                        3,445            3,755
  Other current liabilities                                                                               1,950            2,282
                                                                                                        -------          -------
    Total current liabilities                                                                             6,312            7,102

Long-term liabilities:
  Long-term debt and capital lease obligations                                                            1,984            2,648

Shareholders' equity :
  Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
    none outstanding                                                                                         --               --
  Common stock, par value $0.10 per share, authorized 40,000,000 shares
    issued - 12,578,186 at March 31, 2002 and 11,488,186 at June 30, 2001)                                1,258            1,149
  Capital in excess of par value                                                                        110,833           99,389
  Accumulated other comprehensive loss                                                                     (858)          (1,058)
  Accumulated deficit                                                                                   (71,354)         (61,724)
                                                                                                        -------          -------
                                                                                                         39,879           37,756

  Less -- Treasury stock, at cost -- 27,250 shares                                                          303              303
                                                                                                        -------          -------
    Total shareholders' equity                                                                           39,576           37,453
                                                                                                        -------          -------
Total Liabilities and Shareholders' Equity                                                              $47,872          $47,203
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                                                                   Nine Months Ended March 31,
                                                                                                        2002            2001
                                                                                                        ----            ----
                                                                                                   (As Restated;
                                                                                                    See Note 2)
OPERATING ACTIVITIES
Net loss                                                                                              $(9,630)         $(12,762)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                                                           3,208            2,794
Equity loss in UTI                                                                                        276            1,930
Changes in operating assets and liabilities:
Accounts receivable                                                                                    (2,776)               1
Inventories                                                                                               602               85
Prepaid expenses and other current assets                                                                 922             (503)
Accounts payable and other current liabilities                                                           (642)             193
                                                                                                      -------          -------
Net cash used in operating activities                                                                  (8,040)          (8,262)
                                                                                                      -------          -------
INVESTING ACTIVITIES
Purchase of property and equipment                                                                     (1,715)          (2,934)
Proceeds from sale leaseback                                                                              995               --
Purchase of securities                                                                                 (8,424)         (24,671)
Sales of securities                                                                                    11,334           19,652
Maturities of securities                                                                                   --           12,695
                                                                                                      -------          -------
Net cash provided by investing activities                                                               2,190            4,742
                                                                                                      -------          -------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                                  6,341              606
Principal payments on long-term debt and capital lease obligations                                       (812)            (836)
                                                                                                      -------          -------
Net cash provided by (used in) financing activities                                                     5,529             (230)
                                                                                                      -------          -------

Effect of exchange rate changes on cash                                                                   171             (129)
                                                                                                      -------          -------

Decrease in cash and cash equivalents                                                                    (150)          (3,879)

Cash and cash equivalents at beginning of period                                                          494            5,712
                                                                                                      -------          -------
Cash and cash equivalents at end of period                                                            $   344          $ 1,833
                                                                                                      =======          =======
SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain on securities                                                                         $     -          $     1
                                                                                                      =======          =======
Interest paid                                                                                         $   185          $   357
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

            The Company has determined that the impacts relating to fiscal years 2001 and 2000 were not material and therefore these previously issued financial statements have not been restated. The financial statements for the three and nine months ended March 31, 2002, have been restated as follows:

                                                    Three months ended                  Nine months ended
                                                      March 31, 2002                     March 31, 2002
                                            -----------------------------------------------------------------
                                            As Previously                        As Previously
      Financial Statement Caption             Reported         As Restated         Reported       As Restated
      ---------------------------             --------         -----------         --------       -----------
      Equity loss in UTI                      $     --           $  (501)           $    --         $  (276)
      Net loss                                $ (2,292)          $(2,793)           $(9,354)        $(9,630)
      Investment in UTI                       $     --           $ 4,936            $    --         $ 4,936
      Total assets                            $ 42,936           $47,872            $42,936         $47,872
      Total shareholders' equity              $ 34,640           $39,576            $34,640         $39,576
      Net loss per share                      $  (0.19)          $ (0.23)           $ (0.77)        $ (0.79)

3.    NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included as their inclusion would be anti-dilutive. As a result, basic earnings per share is the same as diluted earnings per share.

4.    COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive loss were:

                                                              Three months ended         Nine months ended
      (As Restated; See Note 2)                                   March 31,                  March 31,
                                                              2002          2001         2002          2001
                                                           ----------------------------------------------------
      Net loss                                                $(2,793)      $(3,921)     $(9,630)     $(12,762)

      Unrealized (loss) gain on securities                         --            --           --             1
      Foreign currency translation adjustments                    (22)         (271)         200          (447)
                                                              -------       -------      -------      --------

      Total comprehensive loss                                $(2,815)      $(4,192)     $(9,430)     $(13,208)
                                                              =======       =======      =======      ========

5.    INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                                March 31, 2002    June 30, 2001
                                              ----------------------------------
      Raw materials                                  $2,652           $2,595
      Work in process                                 1,610            1,233
      Finished goods                                    771            1,872
                                                     -----------------------
                                                      5,033            5,700
      Less: Reserve for obsolescence                    346              411
                                                     -----------------------
                                                     $4,687           $5,289
                                                     ======           ======

6.    PROPERTY, PLANT AND EQUIPMENT

      Major classes of property, plant and equipment consisted of the following:


                                                March 31, 2002    June 30, 2001
                                              ----------------------------------
      Land                                          $   123          $   123
      Buildings and Leasehold Improvements            1,608            1,608
      Machinery and Equipment                        38,287           37,891
      Furniture and Fixtures                            308              291
      Computer Hardware and Software                  1,390            1,375
      Construction in Progress                        3,305            2,984
                                                    ------------------------
                                                     45,021           44,272
      Less:  Accumulated Depreciation                14,408           11,275
                                                    ------------------------
                                                    $30,613          $32,997
                                                    =======          =======

7.    COMMITMENTS AND CONTINGENCIES

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

      Three Months Ended March 31, 2002
      ---------------------------------

                                            Primary      Rechargeable      Technology
      (As Restated; See Note 2)            Batteries       Batteries       Contracts       Corporate        Total
                                          -------------------------------------------------------------------------
      Revenues                              $ 8,741        $    86            $ 35           $   --        $ 8,862
      Segment contribution                      954         (1,072)              2           (1,981)        (2,097)
      Interest, net                                                                             (98)           (98)
      Equity loss in UTI                                                                       (501)          (501)
      Miscellaneous expense                                                                     (97)           (97)
      Income taxes                                                                               --             --
                                                                                                           -------
      Net loss                                                                                             $(2,793)
      Total assets                          $20,976        $19,031            $309           $7,556        $47,872

      Three Months Ended March 31, 2001
      ---------------------------------

                                            Primary      Rechargeable     Technology
                                           Batteries       Batteries       Contracts       Corporate        Total
                                          -------------------------------------------------------------------------
      Revenues                              $ 5,401        $    78            $338          $    --        $ 5,817
      Segment contribution                      272         (1,835)             33           (1,979)        (3,509)
      Interest income, net                                                                       (8)            (8)
      Equity loss in UTI                                                                       (340)          (340)
      Miscellaneous                                                                             (64)           (64)
      Income taxes                                                                               --             --
                                                                                                           -------
      Net loss                                                                                             $(3,921)
      Total assets                          $18,120        $21,674            $301          $11,120        $51,215

      Nine Months Ended March 31, 2002
      --------------------------------

                                            Primary      Rechargeable     Technology
      (As Restated; See Note 2)            Batteries       Batteries       Contracts       Corporate        Total
                                          -------------------------------------------------------------------------
      Revenues                              $23,035       $    374            $528           $   --        $23,937
      Segment contribution                    2,393         (5,376)             53           (6,194)        (9,124)
      Interest, net                                                                            (188)          (188)
      Equity loss in UTI                                                                       (276)          (276)
      Miscellaneous                                                                             (42)           (42)
      Income taxes                                                                               --             --
                                                                                                           -------
      Net loss                                                                                             $(9,630)
      Total assets                          $20,976        $19,031            $309           $7,556        $47,872

      Nine Months Ended March 31, 2001
      --------------------------------

                                            Primary      Rechargeable      Technology
                                           Batteries       Batteries       Contracts       Corporate        Total
                                          -------------------------------------------------------------------------
      Revenues                              $16,310        $   242          $1,406          $    --       $ 17,958
      Segment contribution                       72         (5,384)            123           (5,835)       (11,024)
      Interest income                                                                           241            241
      Equity loss in UTI                                                                     (1,930)        (1,930)
      Miscellaneous                                                                             (49)           (49)
      Income taxes                                                                               --             --
                                                                                                         ---------
      Net loss                                                                                            $(12,762)
      Total assets                          $18,120        $21,674          $  301          $11,120        $51,215

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

Results of Operations
---------------------

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

      Interest income decreased $123,000, or 98%, from $126,000 in the third quarter of fiscal 2001 to $3,000 in the third quarter of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and lower interest rates. Interest expense declined $33,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity loss in affiliate (as restated, refer to Note 2 to the consolidated financial statements in Item 1 herein) increased $161,000 from a loss of $340,000 for the quarter ended March 31, 2001 to a loss of $501,000 for the quarter ended March 31, 2002. Additionally, the Company's ownership in UTI was reduced to 33% as a result of additional capital raised by UTI in November 2000 and August 2001 for its ongoing expansion. Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $2,793,000, or $0.23 per share, for the third quarter of fiscal 2002 compared to $3,921,000, or $0.35 per share, for the same quarter last year primarily as a result of the reasons described above.

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

      Interest income decreased $540,000, or 86%, from $628,000 in the first three quarters of fiscal 2001 to $88,000 in the first three quarters of fiscal 2002. The reduction in interest income is principally the result of lower average cash balances and the lower interest rates. Interest expense declined $111,000 due to lower average balances outstanding on the credit facility and lower borrowing rates. Equity loss in affiliate (as restated, refer to Note 2 to the consolidated financial statements in Item 1 herein) decreased $1,654,000 for its equity interest in Ultralife Taiwan, Inc. (UTI) from a loss of $1,930,000 for the first three quarters of fiscal 2001 to a loss of $276,000 for the first three quarters of fiscal 2002. The fiscal 2002 results included a $1,096,000 favorable adjustment recorded in July 2001 to correct cumulative net gains pertaining to the manner in which the Company accounted for this equity investment in fiscal 2001 and fiscal 2000. The Company determined that this cumulative adjustment was not significant enough to warrant a restatement for those periods. Additionally, the Company's ownership in UTI was reduced to 33% as a result of additional capital raised by UTI in November 2000 and August 2001 for its ongoing expansion. As a result of these "change in interest" transactions, the Company's share of UTI's underlying net assets actually increased, creating gains on the transactions that were recorded as adjustments in additional paid in capital on the balance sheet. These increases in additional paid in capital amounted to $5,212,000 in the nine months ended March 31, 2002. (The Company was precluded from recognizing gains from these "change in interest" transactions in its consolidated statement of income because UTI was a development stage company.) Miscellaneous income (expense) relates primarily to foreign currency transaction gains and losses for the period reported.

      Net losses were $9,630,000, or $0.79 per share, for the first nine months of fiscal 2002 compared to $12,762,000, or $1.15 per share, for the same quarter last year primarily as a result of the reasons described above.

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

      As previously noted, the Company's primary lending institution had significantly reduced the total amount of the credit facility available. Although the Company significantly improved its present liquidity position with the private placement offering that raised $3,000,000 in April 2002, the Company's future liquidity depends on the Company's ability to successfully generate positive cash flow from operations and achieve adequate operational savings. Notwithstanding the foregoing, there can be no assurance that the Company will have sufficient cash flows to meet its working capital and capital expenditure requirements. See additional comments on the Company's recent cost reduction actions in "Outlook".
                      -------

Outlook
-------

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


                                                  ULTRALIFE BATTERIES, INC.
                                                  -------------------------
                                                       (Registrant)


          Date:  April 11, 2003           By:  /s/ John D. Kavazanjian
                 --------------                -----------------------
                                                  John D. Kavazanjian
                                                  President and Chief
                                                   Executive Officer


          Date:  April 11, 2003           By:  /s/ Robert W. Fishback
                 --------------                ----------------------
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