Form 10-K/A
period 2002-06-30
ULTRALIFE BATTERIES INC
filed 2003-04-14
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

            /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002

Commission file number 0-20852

                            ULTRALIFE BATTERIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              16-1387013
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

2000 Technology Parkway, Newark, New York                                  14513
-----------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (315) 332-7100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Title of Class
         --------------
         Common Stock, par value $0.10 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      On August 30, 2002, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $36,000,000 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on August 30, 2002.

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

Introductory Note:

This Amendment No. 1 to Form 10-K for Ultralife Batteries, Inc. for the period ended June 30, 2002, dated as of April 11, 2003 is being filed to restate the financial statements and associated disclosures related to the manner in which the Company had previously accounted for its equity investment in Ultralife Taiwan, Inc. (UTI). The Items from the original Form 10-K filing that have been impacted are being filed in their entirety with this Amendment and are summarized in the following Table of Contents. (Refer to Note 2 to the consolidated financial statements included in Item 8 herein.)

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

PART II 6    Selected Financial Data.........................................3

        7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................4

        8    Financial Statements and Supplementary Data.....................16

PART IV 15   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.....................................................40

             Signatures......................................................42

             CEO & CFO Certifications........................................43

             Exhibits........................................................44

ITEM 6.

                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

                                                                                          Year Ended June 30,
                                                                --------------------------------------------------------------------
                                                                   2002 (1)        2001          2000          1999          1998
                                                                   --------      --------      --------      --------      --------
                                                                (As Restated)
Statement of Operations Data:
Revenues                                                           $ 32,515      $ 24,163      $ 24,514      $ 21,064      $ 16,391
Cost of products sold                                                31,168        27,696        25,512        19,016        14,522
                                                                   --------      --------      --------      --------      --------

Gross margin                                                          1,347        (3,533)         (998)        2,048         1,869
                                                                   --------      --------      --------      --------      --------

Research and development expenses                                     4,291         3,424         5,306         5,925         6,651
Selling, general and administrative expenses                          7,949         8,009         7,385         6,195         5,790
Impairment of long lived assets                                      14,318            --            --            --            --
Loss on fires                                                            --            --            --        (1,288)       (2,697)
                                                                   --------      --------      --------      --------      --------

Total operating and other expenses                                   26,558        11,433        12,691        10,832         9,744

Interest income, net                                                   (291)          166           909         1,456           888
Equity loss in UTI                                                     (954)       (2,338)         (818)          (80)           --
Gain on sale of securities                                               --            --         3,147           348            --
Other income (expense), net                                             320          (124)          209           (25)          (33)
                                                                   --------      --------      --------      --------      --------

Loss before income taxes                                            (26,136)      (17,262)      (10,242)       (7,085)       (7,020)
Income taxes                                                             --            --            --            --            --
                                                                   --------      --------      --------      --------      --------

Net loss                                                           $(26,136)     $(17,262)     $(10,242)     $ (7,085)     $ (7,020)
                                                                   ========      ========      ========      ========      ========
Net loss per share, basic and diluted                              $  (2.11)     $  (1.55)     $  (0.94)     $  (0.68)     $  (0.84)
                                                                   ========      ========      ========      ========      ========

Weighted average number
   of shares outstanding                                             12,407        11,141        10,904        10,485         8,338
                                                                   ========      ========      ========      ========      ========

                                                                                               June 30,
                                                                   ----------------------------------------------------------------
                                                                     2002          2001          2000          1999          1998
                                                                   --------      --------      --------      --------      --------
Balance Sheet Data:
Cash and available-for-sale securities                             $  2,219      $  3,607      $ 18,639      $ 23,556      $ 35,688
Working capital                                                    $  4,950      $  6,821      $ 22,537      $ 28,435      $ 37,745
Total assets                                                       $ 34,321      $ 47,203      $ 64,460      $ 66,420      $ 75,827
Total long-term debt and capital lease obligations                 $    103      $  2,648      $  3,567      $    215      $    197
Stockholders' equity                                               $ 25,422      $ 37,453      $ 54,477      $ 60,400      $ 68,586

      (1) Amounts have been restated. Refer to Note 2 to the consolidated financial statements included in Item 8 herein.

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

Results of Operations

Fiscal Year Ended June 30, 2002 Compared With the Fiscal Year Ended June 30, 2001 (As Restated; See Note 2)

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


      Other Income (Expense). Interest income decreased $611,000 from $702,000 for the year ended June 30, 2001 to $91,000 for the year ended June 30, 2002. This decrease is mainly the result of lower average balances of cash and investment securities, as well as lower interest rates. Interest expense decreased $154,000 from $536,000 in 2001 to $382,000 in 2002 as a result of lower average balances of debt. Equity loss in Ultralife Taiwan, Inc. (UTI) was $954,000 (as restated - refer to Note 2 to the consolidated financial statements) in Fiscal 2002 compared with a loss of $2,338,000 in Fiscal 2001. The Fiscal 2002 results included a $1,096,000 favorable adjustment recorded in July 2001 to correct cumulative net gains pertaining to the manner in which the Company accounted for this equity investment in Fiscal 2001 and Fiscal 2000. The Company determined that this cumulative adjustment was not significant enough to warrant a restatement for those periods. Miscellaneous income (expense) changed from an expense of $124,000 in 2001 to income of $320,000 in 2002, primarily as a result of unrealized gains on foreign currency transactions due mainly to the strengthening of the U.K. pounds sterling relative to the U.S. dollar.


      Net Losses. The consolidated net loss for the year ended June 30, 2002 was $26,136,000, or $2.11 per share. Excluding the $14,318,000 impairment charge for long-lived assets, the consolidated net loss improved $5,444,000 from a loss of $17,262,000, or $1.55 per share, for the year ended June 30, 2001 to a loss of $11,818,000, or $0.95 per share, for the year ended June 30, 2002, primarily as a result of the reasons described above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 17.

                                                                            Page

      Report of Independent Accountants,
         PricewaterhouseCoopers  LLP                                          17

      Report of Independent Public Accountants,
         Arthur Andersen LLP                                                  18

      Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 30, 2002
               and 2001                                                       19

            Consolidated Statements of Operations for the years
               ended June 30, 2002, 2001 and 2000                             20

            Consolidated Statements of Changes in Shareholders'
               Equity and Accumulated Other Comprehensive Loss
               for the years ended June 30, 2002, 2001 and 2000               21

            Consolidated Statements of Cash Flows for the years
               ended June 30, 2002, 2001 and 2000                             22

            Notes to Consolidated Financial Statements                        23

      Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts                   41

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Ultralife Batteries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and its subsidiary at June 30, 2002, and the results of their operations and their cash flows for the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of June 30, 2001 and for each of the two years in the period ended June 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001).

As discussed in Note 2 in the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended June 30, 2002 related to its equity investment in UTI.

Our original report dated August 2, 2002, contained a paragraph explaining that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. Subsequent to the date of our original report, the Company's financial outlook has improved significantly. Accordingly, our reissued report on the June 30, 2002 financial statements, as presented herein, does not contain such a paragraph.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York
August 2, 2002, except for Note 2 for which the date is March 28, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP DID NOT CONSENT TO THE USE OF THIS REPORT IN THIS FORM 10-K. (THE REFERENCE TO NOTE 14 IN ARTHUR ANDERSEN'S DUAL DATING OF THEIR REPORT WAS A
REFERENCE TO A "RECENT DEVELOPMENTS" FOOTNOTE IN THE FINANCIAL STATEMENTS INCLUDED IN THE FORM 10-K FOR WHICH THAT REPORT WAS ISSUED. SUCH FOOTNOTE IS NO LONGER APPLICABLE AND HAS BEEN OMITTED FROM THIS FORM 10-K.)


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

/s/ ARTHUR ANDERSEN LLP


Rochester, New York
August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001)

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                                                  June 30,

                                     ASSETS                                                               2002               2001
                                                                                                        ---------         ---------
                                                                                                      (As Restated;
                                                                                                       See Note 2)
Current assets:
   Cash and cash equivalents                                                                            $   2,016         $     494
   Restricted cash                                                                                            201               540
   Available-for-sale securities                                                                                2             2,573
   Trade accounts receivable (less allowance for doubtful accounts
      of $272 and $262 at June 30, 2002 and 2001, respectively)                                             6,049             3,379
   Other receivables                                                                                            0               736
   Inventories                                                                                              4,633             5,289
   Prepaid expenses and other current assets                                                                  845               912
                                                                                                        ---------         ---------
       Total current assets                                                                                13,746            13,923

Property, plant and equipment                                                                              16,134            32,997

Other assets:
  Investment in affiliates                                                                                  4,258                --
  Technology license agreements (net of accumulated
      amortization of $1,268 and $1,168 at June 30, 2002 and 2001,
      respectively)                                                                                           183               283
                                                                                                        ---------         ---------
                                                                                                            4,441               283
                                                                                                        ---------         ---------

Total Assets                                                                                            $  34,321         $  47,203
                                                                                                        =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of debt and capital lease obligations                                                $   3,148         $   1,065
   Accounts payable                                                                                         3,091             3,755
   Accrued compensation                                                                                       255               427
   Accrued vacation                                                                                           439               259
   Other current liabilities                                                                                1,863             1,596
                                                                                                        ---------         ---------
       Total current liabilities                                                                            8,796             7,102

Long - term liabilities:
   Debt and capital lease obligations                                                                         103             2,648

Commitments and contingencies (Note 6)

Shareholders' Equity :
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                                         --                --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares;
      issued - 13,379,519 and 11,488,186 at June 30, 2002 and 2001, respectively                            1,338             1,149
   Capital in excess of par value                                                                         113,103            99,389
   Accumulated other comprehensive income (loss)                                                             (856)           (1,058)
   Accumulated deficit                                                                                    (87,860)          (61,724)
                                                                                                        ---------         ---------
                                                                                                           25,725            37,756

   Less -- Treasury stock, at cost -- 27,250 shares                                                           303               303
                                                                                                        ---------         ---------
        Total shareholders' equity                                                                         25,422            37,453
                                                                                                        ---------         ---------
Total Liabilities and Shareholders' Equity                                                              $  34,321         $  47,203
                                                                                                        =========         =========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                                 Year ended June 30,
                                                                                   2002                 2001                 2000
                                                                                 --------             --------             --------
                                                                              (As Restated;
                                                                                See Note 2)

Revenues                                                                         $ 32,515             $ 24,163             $ 24,514
Cost of products sold                                                              31,168               27,696               25,512
                                                                                 --------             --------             --------

Gross margin                                                                        1,347               (3,533)                (998)

Operating and other expenses (income):
  Research and development                                                          4,291                3,424                5,306
  Selling, general, and administrative                                              7,949                8,009                7,385
  Impairment of Long Lived Assets                                                  14,318                   --                   --
                                                                                 --------             --------             --------
Total operating and other expenses, net                                            26,558               11,433               12,691

Operating loss                                                                    (25,211)             (14,966)             (13,689)

Other income (expense):
  Interest income                                                                      91                  702                  958
  Interest expense                                                                   (382)                (536)                 (49)
  Equity loss in UTI                                                                 (954)              (2,338)                (818)
  Gain on sale of securities                                                           --                   --                3,147
  Miscellaneous (expense) income                                                      320                 (124)                 209
                                                                                 --------             --------             --------
Loss before income taxes                                                          (26,136)             (17,262)             (10,242)

Income taxes                                                                           --                   --                   --
                                                                                 --------             --------             --------

Net loss                                                                         $(26,136)            $(17,262)            $(10,242)
                                                                                 ========             ========             ========

Net loss per share, basic and diluted                                            $  (2.11)            $  (1.55)            $  (0.94)
                                                                                 ========             ========             ========

Weighted average number of shares outstanding,
  basic and diluted                                                                12,407               11,141               10,904
                                                                                 ========             ========             ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------


(Dollars in Thousands)
                                                                           Accumulated Other
                                                                      Comprehensive Income (Loss)
                                                                      ---------------------------
                                                                         Foreign
                                       Common Stock         Capital in   Currency    Unrealized
                                 -------------------------  excess of   Translation  Net Gain on   Accumulated  Treasury
                                 Number of Shares  Amount   Par Value    Adjustment  Securities      Deficit     Stock       Total
                                 ----------------  ------   ---------    ----------  ----------      -------     -----       -----

Balance as of June 30, 1999         10,512,386    $  1,051   $ 93,605     $  (101)     $  368      $ (34,220)  $   (303)   $ 60,400

Comprehensive loss:
  Net loss                                                                                           (10,242)               (10,242)
  Other comprehensive loss,
    net of tax:
  Foreign currency translation
    adjustments                                                              (590)                                             (590)
  Unrealized net loss on
    securities                                                                          (366)                                  (366)
                                                                                                                           --------
    Other comprehensive loss                                                                                                   (956)
                                                                                                                           --------
Comprehensive loss                                                                                                          (11,198)
                                                                                                                           --------
Shares issued to affiliate            700,000           70      3,168                                                         3,238
Shares issued under stock
  option plans and other
  stock options                       197,900           20      2,017                                                         2,037
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2000        11,410,286     $  1,141   $ 98,790     $  (691)     $   2        $(44,462)  $   (303)   $ 54,477
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss:
  Net loss                                                                                           (17,262)               (17,262)
  Other comprehensive loss,
    net of tax:
    Foreign currency translation
      adjustments                                                            (368)                                             (368)
    Unrealized net loss on
      securities                                                                          (1)                                    (1)
                                                                                                                           --------
      Other comprehensive loss                                                                                                 (369)
                                                                                                                           --------
Comprehensive loss                                                                                                          (17,631)
                                                                                                                           --------
Shares issued under stock
  option plans and other
  stock options                        77,900            8        599                                                           607
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001        11,488,186     $  1,149   $ 99,389     $(1,059)     $   1        $(61,724)  $   (303)   $ 37,453
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss:
  Net loss                                                                                           (26,136)               (26,136)
  Other comprehensive loss,
    net of tax:
    Foreign currency translation
      adjustments                                                             202                                               202
    Unrealized net loss on
      securities                                                                                                                 --
                                                                                                                           --------
    Other comprehensive loss                                                                                                    202
                                                                                                                           --------
Comprehensive loss                                                                                                          (25,934)
                                                                                                                           --------
Shares issued under private
  stock offerings                   1,891,333          189      8,502                                                         8,691
UTI change in ownership
  transactions and other                                        5,212                                                         5,212
------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2002        13,379,519     $  1,338   $113,103     $  (857)     $   1        $(87,860)  $   (303)   $ 25,422
------------------------------------------------------------------------------------------------------------------------------------

* As Restated; See Note 2.


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                                   Year Ended June 30,
                                                                                         2002              2001              2000
                                                                                       --------          --------          --------
                                                                                     (As Restated;
                                                                                      See Note 2)
OPERATING ACTIVITIES
Net loss                                                                               $(26,136)         $(17,262)         $(10,242)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                                             4,265             3,811             2,038
Gain on sale of securities                                                                   --                --            (3,147)
Equity loss in UTI                                                                          954             2,338               818
Impairment to Long Lived Assets                                                          14,318                --                --
Provision for loss on accounts receivable                                                    10                (6)               42
Provision for inventory obsolescence                                                         (4)               12               410
Changes in operating assets and liabilities:
  Accounts receivable                                                                    (2,680)               83                56
  Inventories                                                                               660               381            (1,074)
  Prepaid expenses and other current assets                                                 803              (471)              936
  Accounts payable and other current liabilities                                           (389)              708              (369)
                                                                                       --------          --------          --------
Net cash used in operating activities                                                    (8,199)          (10,406)          (10,532)
                                                                                       --------          --------          --------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                                (2,330)           (4,367)           (2,946)
Proceeds from Sale Leaseback                                                                995                --            (3,237)
Purchase of securities                                                                   (8,424)          (26,794)          (70,934)
Sales of securities                                                                      11,334            22,905            46,064
Maturities of securities                                                                     --            13,702            37,504
                                                                                       --------          --------          --------
Net cash provided by investing activities                                                 1,575             5,446             6,451
                                                                                       --------          --------          --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                    8,691               607             5,275
Proceeds from issuance of debt                                                              600                --             4,423
Principal payments under long-term debt and capital leases                               (1,062)             (941)              (91)
                                                                                       --------          --------          --------
Net cash (used in) provided by financing activities                                       8,229              (334)            9,607
                                                                                       --------          --------          --------

Effect of exchange rate changes on cash                                                     (83)               76              (590)
                                                                                       --------          --------          --------

Change in cash and cash equivalents                                                       1,522            (5,218)            4,936
                                                                                       --------          --------          --------

Cash and cash equivalents at beginning of period                                            494             5,712               776
                                                                                       --------          --------          --------
Cash and cash equivalents at end of period                                             $  2,016          $    494          $  5,712
                                                                                       ========          ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                                 $    374          $    538          $     42
Cash paid for taxes                                                                    $     --          $     --          $     --

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

t.    Earnings Per Share

      The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities calculated using the treasury stock method, if any. No dilution for common share equivalents is included in fiscal 2002, 2001 and 2000 as the effects would be anti-dilutive. For all years reported, diluted earnings per share were the equivalent of basic earnings per share due to the net loss. There were 2,562,640, 2,278,800, and 2,202,380 outstanding stock options and warrants as of June 30, 2002, 2001 and 2000, respectively, that were not included in EPS for those periods as the effect would be anti-dilutive. (See
Note 8.)

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

Note 2 - Restatement of Prior Period Financial Results

      In assessing the partial unwind of the Company's investment in UTI on October 23, 2002, the Company determined that it had incorrectly accounted for certain activities with regard to its equity investment in UTI. Specifically, the Company should have adjusted its proportionate share of the UTI net losses to reflect the Company's carrying value of its UTI investment, and the Company should have recorded certain increases to its investment in UTI arising from change in interest transactions at the UTI level occurring in November 2000, August 2001, and July 2002. The impact of not accounting for the negative basis difference was that the Company's reported equity losses were overstated for the Company's fiscal years ended June 30, 2002, 2001 and 2000. The primary impact of the Company not recognizing the UTI change in interest transactions was that the Company's UTI investment and additional paid-in capital captions were understated, primarily in fiscal year 2002. Further, the Company's equity losses for fiscal year 2002, even with the beneficial amortization effect noted above, were understated, as the additional basis created by the change in interest accounting that should have taken place would have created additional basis sufficient to absorb additional equity losses which had not been recognized previously (as the Company's equity investment had been reduced to zero).

      The Company has determined that the impacts relating to fiscal years 2001 and 2000 were not material and therefore these previously issued financial statements have not been restated. The financial statements for the fiscal year ended June 30, 2002, have been restated as follows:


                                                 June 30, 2002
      Financial Statement Caption           As Previously Reported   As Restated
      ---------------------------           ----------------------   -----------
      Equity Loss in UTI                            $     --          $   (954)
      Net Loss                                      $(25,182)         $(26,136)
      Investment in Affiliates                      $     --          $  4,258
      Total Assets                                  $ 30,063          $ 34,321
      Stockholders' Equity                          $ 21,164          $ 25,422
      Net Loss per Share                            $  (2.03)         $  (2.11)

Note 3 - Investments

      The following is a summary of available-for-sale securities:

                                                          Unrealized   Estimated
June 30, 2002                                    Cost        Gain     Fair Value
-------------                                    ----     ----------  ----------
Commercial Paper and other .................    $    2      $   --      $    2
                                                ======      ======      ======

                                                          Unrealized   Estimated
June 30, 2001                                    Cost        Gain     Fair Value
-------------                                    ----     ----------  ----------
Commercial Paper and other .................    $  613      $   --      $  613
U.S. corporate bonds .......................     2,499           1       2,500
                                                ------      ------      ------
                                                $3,112      $    1      $3,113
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

      The following is a summary of the cost, which approximates fair value, of the Company's available-for-sale securities by contractual maturity:

                                                                   June 30,
                                                                   --------
       At Cost:                                                 2002       2001
                                                               ------     ------
       Less than one year                                      $    2     $1,112
       More than one year                                          --      2,000
                                                               ------     ------
          Total                                                $    2     $3,112
                                                               ======     ======

Note 4 - Impairment of Long-Lived Assets

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

Note 5 - Supplemental Balance Sheet Information

      The composition of inventories was:

                                                                  June 30,
                                                                  --------
                                                               2002       2001
                                                               ----       ----
    Raw materials .......................................    $ 2,680    $ 2,595
    Work in process .....................................      1,338      1,233
    Finished products ...................................      1,022      1,872
                                                             -------    -------
                                                               5,040      5,700
    Less: Reserve for obsolescence ......................        407        411
                                                             -------    -------
                                                             $ 4,633    $ 5,289
                                                             =======    =======

    The composition of property, plant and equipment was:

    Land ................................................    $   123    $   123
    Buildings and Leasehold Improvements ................      1,619      1,608
    Machinery and Equipment .............................     26,308     37,891
    Furniture and Fixtures ..............................        312        291
    Computer Hardware and Software ......................        915      1,375
    Construction in Progress ............................      2,531      2,984
                                                             -------    -------
                                                              31,808     44,272
    Less:  Accumulated Depreciation .....................     15,674     11,275
                                                             -------    -------
                                                             $16,134    $32,997
                                                             =======    =======

Note 6 - Operating Leases

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

Note 7 - Debt and Capital Leases

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

Payment Schedule

      Principal payments under the current amount outstanding of the long-term debt and capital leases is as follows:

                                  Credit   Note to
                                 Facility  Director    Capital Leases      Total
                                 --------  --------  -------------------   -----
                                                     Building  Equipment
                                                     --------  ---------
          Fiscal 2003             $2,468    $  600    $   15    $   65    $3,148
                 2004                 --        --        16        --        16
                 2005                 --        --        18        --        18
                 2006                 --        --        20        --        20
  2007 and thereafter                 --        --        49        --        49
                                  ------    ------    ------    ------    ------
                                   2,468       600       118        65     3,251
Less: Current portion              2,468       600        15        65     3,148
                                  ------    ------    ------    ------    ------
            Long-term             $   --    $   --    $  103    $   --    $  103
                                  ======    ======    ======    ======    ======

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

Note 8 - Commitments and Contingencies

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

Note 9 - Shareholders' Equity

a.    Preferred Stock

      The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At June 30, 2002, no preferred shares were issued or outstanding.

b.    Common Stock

      In July 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share.

      In April 2002, the Company issued 801,333 shares of its common stock at $3.00 per share in a private placement offering. In conjunction with this offering, another 200,000 shares will be issued in December 2002 subject to shareholder approval of a convertible note with one of the Company's directors (see Note 7).

      In December 2000, the shareholders approved an increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000.

c.    Stock Options

      The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for its stock-based compensation plans has been recognized in the Company's Consolidated Statements of Operations. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". If the Company had elected to recognize compensation expense for all of the Company's stock-based compensation based on the fair value of the options at grant date as prescribed by SFAS No.123, the Company's net loss would have been $27,427, $19,597 and $12,333 for the years ended June 30, 2002, 2001 and 2000, compared with the reported losses of $26,136, $17,262 and $10,242, respectively. Loss per share would have been $2.21, $1.75 and $1.13 in the years ended June 30, 2002, 2001 and 2000, respectively, as compared to reported loss per share of $2.11, $1.55 and $0.94, respectively. The effect of SFAS No. 123 in the pro forma disclosures may not be indicative of future amounts.

      For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001, and 2000:

                                                          2002    2001     2000
      -------------------------------------------------------------------------
      Risk-free interest rate                              3.6%    4.8%     6.4%
      Volatility factor                                   75.8%   75.8%    74.1%
      Weighted average expected life (years)                 4       4        6
      Weighted average fair value of options granted     $2.13   $3.56    $5.48

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

      The following  table  summarizes  data for the stock options issued by the
Company:

                                                        2002                         2001                        2000
                                                        ----                         ----                        ----
                                                             Weighted                     Weighted                    Weighted
                                                              Average                      Average                     Average
                                                             Exercise                     Exercise                    Exercise
                                                 Number        Price         Number         Price        Number         Price
                                               of Shares     Per Share     Of Shares      Per Share     of Shares     Per Share
                                               ---------     ---------     ---------      ---------     ---------     ---------
Shares under option at beginning of year ...   2,266,300       $7.95       2,189,880       $ 8.68       1,721,460       $10.16
Options granted ............................     461,000        3.78         341,600         7.06       1,033,500         6.59
Options exercised ..........................          --          --         (77,900)        7.77        (202,000)       10.22
Options canceled ...........................    (286,160)       9.92        (187,280)       14.28        (363,080)        8.94
                                               ---------       -----       ---------       ------       ---------       ------
Shares under option at end of year .........   2,441,140       $6.90       2,266,300       $ 7.95       2,189,880       $ 8.68
                                               ---------       -----       ---------       ------       ---------       ------
Options exercisable at end of year .........   1,289,200       $8.13         675,480       $10.09         633,320       $10.49

      The following table represents additional information about stock options outstanding at June 30, 2002:

                            Options Outstanding                                             Options Exercisable
--------------------------------------------------------------------------------   ----------------------------------------
                                             Weighted-
                                              Average
                         Number              Remaining            Weighted-                Number            Weighted-
   Range of           Outstanding           Contractual            Average              Exercisable           Average
Exercise Prices     at June 30, 2002           Life            Exercise Price         at June 30, 2002    Exercise Price
--------------------------------------------------------------------------------   ----------------------------------------
 $3.15 -  $5.13          500,400               5.17                $ 3.78                    80,500            $ 4.33
 $5.19 -  $6.50          742,600               3.33                $ 5.45                   340,320            $ 5.43
 $6.55 -  $9.00          639,050               3.19                $ 7.69                   353,550            $ 7.89
 $9.75 - $17.88          559,090               0.93                $10.71                   514,830            $10.68
--------------------------------------------------------------------------------   ----------------------------------
 $3.15 - $17.88        2,441,140               3.12                 $6.90                 1,289,200             $8.13

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

Note 10 - Income Taxes (As Restated; See Note 2)

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

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $9,856, $3,143 and $2,445 for the years ended June 30, 2002, 2001 and 2000, respectively, to offset the deferred tax assets based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals.


      Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:


                                                           2002          2001
                                                           ----          ----
Deferred tax liabilities:
   Investments .....................................     $    348      $      1
   Property, plant and equipment ...................        2,766           913
                                                         --------      --------
Total deferred tax liabilities .....................        3,114           914

Deferred tax assets:
   Impairment of long-lived assets .................        4,868            --
   Net operating loss carryforward .................       25,678        18,560
   Other ...........................................          526           456
                                                         --------      --------
Total deferred tax assets ..........................       31,072        19,016
Valuation allowance for deferred tax assets ........      (27,958)      (18,102)
                                                         --------      --------
Net deferred tax assets ............................        3,114           914
                                                         --------      --------
Net deferred tax assets / liabilities ..............     $     --      $     --


      There were no income taxes paid for the years ended June 30, 2002, 2001 and 2000. For financial reporting purposes, income (loss) from continuing operations before income taxes included the following:


                                                       June 30,
                                        2002            2001             2000
                                        ----            ----             ----

United States ...................    $(23,848)        $(13,999)        $ (7,658)
Foreign .........................      (2,288)          (3,263)          (2,584)
                                     --------         --------         --------
Total ...........................    $(26,136)        $(17,262)        $(10,242)


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

Note 11 - 401(k) Plan

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

Note 12 - Related Party Transactions

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

Note 13 - Business Segment Information

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


2002 (As Previously Reported)
-----------------------------

                                                         Primary       Rechargeable       Technology
                                                        Batteries       Batteries         Contracts       Corporate          Total
                                                        ----------------------------------------------------------------------------
Revenues                                                $ 31,334         $    445         $    736        $     --         $ 32,515
Segment contribution                                       3,276          (20,612)              73          (7,948)         (25,211)
Interest income, net                                                                                          (291)            (291)
Other income (expense), net                                                                                    320              320
Income taxes                                                                                                    --               --
                                                                                                                           --------
Net loss                                                                                                                    (25,182)

Long-lived assets                                         11,761            3,198               --           1,358           16,317
Total assets                                              21,351            4,256               33           4,423           30,063
Capital expenditures                                       1,884              333               --             113            2,330

Depreciation and amortization expense                      1,425            2,312               --             628            4,265


2002 (As Restated; See Note 2)
------------------------------
                                                         Primary       Rechargeable       Technology
                                                        Batteries       Batteries         Contracts       Corporate          Total
                                                        ----------------------------------------------------------------------------

Revenues                                                $ 31,334         $    445         $    736        $     --         $ 32,515
Segment contribution                                       3,276          (20,612)              73          (7,948)         (25,211)
Interest income, net                                                                                          (291)            (291)
Other income (expense), net                                                                                   (634)            (634)
Income taxes                                                                                                    --               --
                                                                                                                           --------
Net loss                                                                                                                    (26,136)

Long-lived assets                                         11,761            3,198               --           5,616           20,575
Total assets                                              21,351            4,256               33           8,681           34,321
Capital expenditures                                       1,884              333               --             113            2,330

Depreciation and amortization expense                      1,425            2,312               --             628            4,265


2001
----
                                                         Primary       Rechargeable       Technology
                                                        Batteries       Batteries         Contracts       Corporate          Total
                                                        ----------------------------------------------------------------------------
Revenues                                                $ 22,105         $    370         $  1,688        $     --         $ 24,163
Segment contribution                                         443           (7,551)             151          (8,009)         (14,966)
Interest income, net                                                                                           166              166
Other income (expense), net                                                                                 (2,462)          (2,462)
Income taxes                                                                                                    --               --
                                                                                                                           --------
Net loss                                                                                                                    (17,262)

Long-lived assets                                         11,628           19,490              280           1,882           33,280
Total assets                                              18,609           21,166              303           7,125           47,203
Capital expenditures                                       2,241            1,382               --             744            4,367
Depreciation and amortization expense                      1,159            2,153                1             498            3,811

2000
----
                                                         Primary       Rechargeable       Technology
                                                        Batteries       Batteries         Contracts       Corporate          Total
                                                        ----------------------------------------------------------------------------
Revenues                                                $ 21,840         $     25         $  2,649        $     --         $ 24,514
Segment contribution                                      (1,244)          (5,306)             246          (7,385)         (13,689)
Interest income, net                                                                                           909              909
Other income (expense), net                                                                                  2,538            2,538
Income taxes                                                                                                    --               --
                                                                                                                           --------
Net loss                                                                                                                    (10,242)

Long-lived assets                                         10,892           19,985              281           4,349           35,507
Total assets                                              19,171           20,632              493          24,164           64,460
Capital expenditures                                       1,377            1,012               --             557            2,946
Depreciation and amortization expense                      1,128              591                1             318            2,038

Geographical Information
------------------------
                                                                     Revenues                             Long-Lived Assets
                                                         2002          2001          2000         2002          2000         2001
                                                                                                   (As
                                                                                                 Restated;
                                                                                                See Note 2)
                                                       --------------------------------------   ------------------------------------
United States                                          $ 21,208      $ 15,715      $ 13,587     $ 16,605      $ 29,139     $ 30,685
United Kingdom                                            3,853         1,797         2,874        3,970         4,141        4,822
Hong Kong                                                 3,330         3,347         3,211           --            --           --
Europe, excluding United Kingdom                          2,518         1,572         2,812           --            --           --
Other                                                     1,606         1,732         2,030           --            --           --
                                                       --------      --------      --------     --------      --------     --------
Total                                                  $ 32,515      $ 24,163      $ 24,514     $ 20,575      $ 33,280     $ 35,507
                                                       ========      ========      ========     ========      ========     ========

Note 14 - Investment in Affiliate

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

      Due to subsequent sales of UTI common stock to third parties to raise additional capital, the Company's equity interest was reduced to approximately 33% as of June 30, 2002. As a result of these "change in interest" transactions, the Company's share of UTI's underlying net assets actually increased, creating gains on the transactions that were recorded as adjustments in additional paid in capital on the balance sheet. These increases in additional paid in capital amounted to $5,212 in Fiscal 2002. (The Company was precluded from recognizing gains from these "change in interest" transactions in its consolidated statement of income because UTI was a development stage company.)

      The Company accounts for its investment in UTI using the equity method of accounting. The Company recorded equity losses in UTI in the Company's consolidated statement of income of $954, $2,338, and $818 in Fiscal 2002, 2001 and 2000, respectively.

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
                                                       =======           =======

Note 15 - Selected Quarterly Information (unaudited)

      The following table presents reported net revenues, gross margin (net sales less cost of products sold), net loss and net loss per share, basic and diluted, for each quarter during the past two years:

                                                                              Quarter ended
                                                       -----------------------------------------------------------
Fiscal 2002                                            Sept. 30,        Dec. 31,         March 31,        June 30,           Full
                                                         2001             2001             2002             2002             Year
                                                       --------         --------         --------         --------         --------

Revenues                                               $  7,616         $  7,459         $  8,862         $  8,578         $ 32,515
Gross margin                                               (448)            (212)             922            1,085            1,347
Net loss (As Previously Reported)                        (3,642)          (3,420)          (2,292)         (15,828)         (25,182)
Net loss (As Restated; See Note 2)                       (3,006)          (3,831)          (2,793)         (16,506)         (26,136)
Net loss per share, basic and
  diluted (As Previously Reported)                        (0.30)           (0.28)           (0.19)           (1.23)           (2.03)
Net loss per share, basic and
diluted (As Restated; See Note 2)                         (0.25)           (0.31)           (0.23)           (1.28)           (2.11)

                                                                             Quarter ended
                                                       ------------------------------------------------------------
Fiscal 2001                                            Sept. 30,        Dec. 31,         March 31,         June 30,          Full
                                                         2000             2000             2001             2001             Year
                                                       --------         --------         --------         --------         --------
Revenues                                               $  6,851         $  5,290         $  5,817         $  6,205         $ 24,163
Gross margin                                               (452)          (1,699)            (731)            (651)          (3,533)
Net loss                                                 (3,104)          (5,737)          (3,921)          (4,500)         (17,262)
Net loss per share, basic and diluted                     (0.28)           (0.51)           (0.35)           (0.40)           (1.55)

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

23.1      Consent of PricewaterhouseCoopers LLP    Filed herewith
99        CEO and CFO Certifications               Filed herewith

(d)   Financial Statement Schedules.

      The following financial statement schedules of the Registrant are filed herewith:

      Schedule II - Valuation and Qualifying Accounts

                                                                                  Additions
                                                                                  ---------
                                                                                           Charged to
                                                                           Charged to        Other
                                                         June 30, 2001      Expense         Accounts      Deductions   June 30, 2002
                                                         -------------      -------         --------      ----------   -------------

Allowance for doubtful accounts                             $   262         $    30         $    17         $    37         $   272
Inventory reserves                                              411           1,038              --           1,042             407
Warranty reserves                                               253             222              --             254             221
Deferred tax valuation allowance                             18,102           9,856              --              --          27,958


                                                                                  Additions
                                                                                  ---------
                                                                                           Charged to
                                                                           Charged to        Other
                                                         June 30, 2000      Expense         Accounts      Deductions   June 30, 2002
                                                         -------------      -------         --------      ----------   -------------
Allowance for doubtful accounts                              $   268          $    11        $   --         $    17       $   262
Inventory reserves                                               399              825            --             813           411
Warranty reserves                                                384              292            --             423           253
Deferred tax valuation allowance                              14,959            3,143            --              --        18,102

                                                                                  Additions
                                                                                  ---------
                                                                                           Charged to
                                                                           Charged to        Other
                                                         June 30, 1999      Expense         Accounts      Deductions   June 30, 2002
                                                         -------------      -------         --------      ----------   -------------
Allowance for doubtful accounts                              $   429          $    45       $    --         $   206       $   268
Inventory reserves                                               295            1,035            --             931           399
Warranty reserves                                                169              300            --              85           384
Deferred tax valuation allowance                              12,514            2,445            --              --        14,959

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ULTRALIFE BATTERIES, INC.


Date: April 11, 2003                   By: /s/ John D. Kavazanjian
                                       -----------------------------------------
                                       John D. Kavazanjian
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 11, 2003                   /s/ John D. Kavazanjian
                                       -----------------------------------------
                                       John D. Kavazanjian
                                       President, Chief Executive Officer
                                       and Director

Date: April 11, 2003                   /s/ Robert W. Fishback
                                       -----------------------------------------
                                       Robert W. Fishback
                                       Vice President - Finance and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

Date: April 11, 2003                   /s/ Joseph C. Abeles
                                       -----------------------------------------
                                       Joseph C. Abeles (Director)

Date: April 11, 2003                   /s/ Joseph N. Barrella
                                       -----------------------------------------
                                       Joseph N. Barrella (Director)

Date:
                                       -----------------------------------------
                                       Patricia C. Barron (Director)

Date: April 11, 2003                   /s/ Daniel W. Christman
                                       -----------------------------------------
                                       Daniel W. Christman (Director)

Date: April 11, 2003                   /s/ Carl H. Rosner
                                       -----------------------------------------
                                       Carl H. Rosner (Director)

Date: April 11, 2003                   /s/ Ranjit C. Singh
                                       -----------------------------------------
                                       Ranjit C. Singh (Director)

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

Date: April 11, 2003                   /s/ John D. Kavazanjian
                                       -----------------------------------
                                       John D. Kavazanjian
                                       President and Chief Executive Officer

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

Date: April 11, 2003                   /s/ Robert W. Fishback
                                       -----------------------------------
                                       Robert W. Fishback
                                       Vice President of Finance and
                                       Chief Financial Officer