Form 10-Q/A
period 2002-09-28
ULTRALIFE BATTERIES INC
filed 2003-04-14
CIK 875657

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002
                                               ------------------

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

Introductory Note:
------------------

This Amendment No. 1 to Form 10-Q/A for Ultralife Batteries, Inc. for the period ended September 28, 2002, dated as of April 11, 2003, is being filed to restate the financial statements and associated disclosures related to the manner in which the Company had previously accounted for its equity investment in Ultralife Taiwan, Inc. (UTI). The Items from the original Form 10-Q filing that have been impacted are being filed in their entirety with this Amendment and are summarized in the following Table of Contents. (Refer to Note 2 to the consolidated financial statements included in Item 1 herein.)


                            ULTRALIFE BATTERIES, INC.
                                      INDEX

------------------------------------------------------------------------------


                                                                            Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
         September 28, 2002 and June 30, 2002 ..............................   3

        Condensed Consolidated Statements of Operations -
         Three months ended September 28, 2002 and September 30, 2001 ......   4

        Condensed Consolidated Statements of Cash Flows -
         Three months ended September 28, 2002 and September 30, 2001 ......   5

        Notes to Consolidated Financial Statements .... ....................   6

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................  13


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................  18

        Signatures .........................................................  19

        CEO and CFO Certifications .........................................  20

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

--------------------------------------------------------------------------------

                                                                                                    (unaudited)
                                                                                                    September 28,          June 30,
                                                ASSETS                                                  2002                 2002
                                                                                                        ----                 ----
                                                                                                        (As Restated; See Note 2)
   Current assets:

      Cash and cash equivalents                                                                    $       929         $     2,016
      Restricted cash                                                                                      201                 201
      Available-for-sale securities                                                                          2                   2
      Trade accounts receivable (less allowance for doubtful accounts
         of $276 at September 28, 2002 and $272 at June 30, 2002)                                        5,147               6,049
      Inventories                                                                                        5,235               4,633
      Prepaid expenses and other current assets                                                          1,059                 845
                                                                                                   -----------         -----------
          Total current assets                                                                          12,573              13,746
                                                                                                   -----------         -----------
   Property, plant and equipment                                                                        15,648              16,134

   Other assets:
     Investment in UTI                                                                                   4,872               4,258
     Technology license agreements (net of accumulated
         amortization of $1,293 at September 28, 2002 and $1,268 at June 30, 2002)                         158                 183
                                                                                                   -----------         -----------
                                                                                                         5,030               4,441
                                                                                                   -----------         -----------
   Total Assets                                                                                    $    33,251         $    34,321
                                                                                                   ===========         ===========


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Current portion of debt and capital lease obligations                                       $      2,841        $     3,148
      Accounts payable                                                                                   3,306              3,091
      Accrued compensation                                                                                 173                255
      Accrued vacation                                                                                     439                439
      Other current liabilities                                                                          1,799              1,863
                                                                                                   -----------         -----------
          Total current liabilities                                                                      8,558              8,796

   Long-term liabilities:
      Debt and capital lease obligations                                                                   103                 103
        Grant                                                                                              395                   0
                                                                                                   -----------         -----------
                                                                                                           498                 103

   Commitments and Contingencies (Note 6)

   Shareholders' equity :
      Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
         none outstanding                                                                                    -                   -
      Common stock, par value $0.10 per share, authorized 40,000,000 shares;
         issued - 13,379,519 at September 28, 2002 and 13,379,519 at June 30, 2002)                      1,338               1,338
      Capital in excess of par value                                                                   114,676             113,103
      Accumulated other comprehensive loss                                                                (919)               (856)
      Accumulated deficit                                                                              (90,597)            (87,860)
                                                                                                   -----------         -----------
                                                                                                        24,498              25,725
      Less --Treasury stock, at cost -- 27,250 shares                                                      303                 303
                                                                                                   -----------         -----------
           Total shareholders' equity                                                                   24,195              25,422
                                                                                                   -----------         -----------
   Total Liabilities and Shareholders' Equity                                                      $    33,251         $    34,321
                                                                                                   ===========         ===========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                    Three Months Ended
                                              September 28,       September 30,
                                                   2002                2001
                                                   ----                ----
                                                   (As Restated; See Note 2)

Revenues                                         $ 6,847             $ 7,616
Cost of products sold                              6,718               8,064
                                                 -------             -------
Gross margin                                         129                (448)

Operating and Other expenses:
  Research and development                           477               1,182
  Selling, general, and administrative             1,569               2,121
                                                 -------             -------
Total operating expenses                           2,046               3,303

Operating loss                                    (1,917)             (3,751)

Other income (expense):
  Interest income                                     33                  69
  Interest expense                                  (115)                (82)
  Equity (loss)/gain in UTI                         (959)                636
  Miscellaneous                                      221                 122
                                                 -------             -------
Loss before income taxes                          (2,737)             (3,006)
                                                 -------             -------
Income taxes                                          --                  --
                                                 --------            -------
Net loss                                         $(2,737)            $(3,006)
                                                 =======             =======

Net loss per share, basic and diluted            $ (0.21)            $ (0.25)
                                                 =======             =======

Weighted average shares outstanding,
  basic and diluted                               13,137              12,005
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                    September 28,  September 30,
                                                         2002          2001
                                                         ----          ----
                                                    (As Restated; See Note 2)

OPERATING ACTIVITIES
Net loss                                               $(2,737)       $(3,006)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                              674          1,162
Loss on asset disposal                                       4
Equity (gain) / loss in UTI                                959           (636)
Changes in operating assets and liabilities:
   Accounts receivable                                     902         (1,832)
   Inventories                                            (602)           411
   Prepaid expenses and other current assets              (214)          (751)
   Accounts payable and other current liabilities           69            625
                                                       -------        -------
Net cash used in operating activities                     (945)        (4,027)
                                                       -------        -------
INVESTING ACTIVITIES
Purchase of property and equipment                        (101)          (613)
Proceeds from asset disposal                                 8             --
Purchase of securities                                      --         (7,765)
Sales of securities                                         --          7,153
                                                       -------        -------
Net cash provided by investing activities                  (93)        (1,225)
                                                       -------        -------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                       0          6,360
Proceeds from grant                                        395             --
Principal payments on long-term debt
  and capital lease obligations                           (307)          (270)
                                                       -------        -------
Net cash provided by (used in) financing activities         88          6,090
                                                       -------        -------

Effect of exchange rate changes on cash                   (137)          (136)
                                                       -------        -------

Decrease in cash and cash equivalents                   (1,087)           702

Cash and cash equivalents at beginning of period         2,016            494
                                                       -------        -------
Cash and cash equivalents at end of period             $   929        $ 1,196
                                                       =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION
Unrealized gain on securities                          $  --          $    (1)
                                                       =======        =======
Interest paid                                          $   112        $    78
                                                       =======        =======

The accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        Dollar Amounts in Thousands - Except Share and Per Share Amounts)

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

            The Company has determined that the impacts relating to fiscal years 2001 and 2000 were not material and therefore these previously issued financial statements have not been restated. The financial statements for the three month periods ended September 28, 2002 and September 30, 2001, have been restated as follows:

                                                    September 28, 2002                      September 30, 2001
                                             --------------------------------       --------------------------------
                                             As Previously                          As Previously
         Financial Statement Caption            Reported          As Restated          Reported          As Restated
        ---------------------------          -------------        -----------       -------------        -----------
        Equity loss (gain) in UTI             $   --                $  (959)         $   --                $    636
        Net loss                              $(1,778)              $(2,737)         $(3,642)              $(3,006)
        Investment in UTI                     $   --                $  4,872         $   --                $  5,848
        Total assets                          $ 28,379              $ 33,251         $ 50,405              $ 56,253
        Total shareholders' equity            $ 19,323              $ 24,195         $ 40,300              $ 46,148
        Net loss per share                    $ (0.14)              $ (0.21)         $ (0.30)              $ (0.25)


3.    NET LOSS PER SHARE

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included as their inclusion would be anti-dilutive. As a result, basic earnings per share is the same as diluted earnings per share.

4.    COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive loss were:

                                                  Three months ended
       (As Restated; See Note 2)               September 28,     September 30,
                                                   2002               2001
                                               --------------------------------
        Net loss                                   $(2,737)            $(3,006)

        Unrealized (loss) gain
         on securities                                    -                 (1)
        Foreign currency
         translation adjustments                       (63)                130
                                                       ----               ----

        Total comprehensive loss                   $(2,800)            $(2,877)
                                                   =======             =======

5.    INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                                 September 28,     June 30,
                                                     2002            2002
                                                ---------------------------
      Raw materials                                  $ 3,152       $ 2,680
      Work in process                                  1,292         1,338
      Finished goods                                   1,279         1,022
                                                ---------------------------
                                                       5,723         5,040
      Less: Reserve for obsolescence                     488           407
                                                ---------------------------
                                                     $ 5,235       $ 4,633
                                                     =======       =======

6.    PROPERTY, PLANT AND EQUIPMENT

      Major classes of property, plant and equipment consisted of the following:

                                                   September 28,        June 30,
                                                        2002                2002
                                                  ------------------------------
      Land                                             $ 123               $ 123
      Buildings and leasehold improvements             1,619               1,619
      Machinery and equipment                         26,850              26,308
      Furniture and fixtures                             313                 312
      Computer hardware and software                   1,347                 915
      Construction in progress                         1,771               2,531
                                                  ------------------------------
                                                      32,023              31,808
      Less:  Accumulated depreciation                 16,375              15,674
                                                 -------------------------------
                                                     $15,648             $16,134
                                                     =======             =======

7.    COMMITMENTS AND CONTINGENCIES

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

      Three Months Ended September 28, 2002
      -------------------------------------

                                           Primary       Rechargeable      Technology
     (As Restated; See Note 2)            Batteries        Batteries        Contracts       Corporate      Total
                                         -------------------------------------------------------------------------
     Revenues                               $6,678             $169          $   -           $   -        $6,847
     Segment contribution                       32             (380)             -          (1,569)       (1,917)
     Interest, net                                                                             (82)          (82)
     Equity loss in UTI                                                                       (959)         (959)
     Miscellaneous                                                                             221           221
     Income taxes                                                                                 -             -
                                                                                                       ----------
     Net loss                                                                                            $(2,737)
     Total assets                          $20,428           $4,076          $   -          $8,747       $33,251


     Three Months Ended September 30, 2001
     -------------------------------------


                                            Primary        Rechargeable     Technology
     (As Restated; See Note 2)             Batteries        Batteries        Contracts     Corporate       Total
                                          ------------------------------------------------------------------------
     Revenues                              $7,274              $135            $207           $   -       $7,616
     Segment contribution                     727            (2,378)             21         (2,121)       (3,751)
     Interest income, net                                                                      (13)          (13)
     Equity gain in UTI                                                                        636           636
     Miscellaneous                                                                             122           122
     Income taxes                                                                                              -
                                                                                                        --------
     Net loss                                                                                            $(3,006)
     Total assets                         $21,049           $20,604           $312         $14,288       $56,253


9.    OTHER MATTERS

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

            In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan will assist in funding current capital expansion plans that the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. In August 2002, the $750 small cities grant/ loan documentation was finalized and the Company was reimbursed $395 for costs it had incurred to date for equipment purchases applicable under this grant/loan. The remaining amount under this grant/loan will be reimbursed as the Company incurs additional expenses and submits requests for reimbursement. Certain employment levels are required to be met during the initial three year period. If the Company does not meet its employment quota, it may adversely affect reimbursement requests, or the grant may be converted to a loan that will be repaid over a seven-year period. The Company is reflecting the proceeds from this grant/loan, as well as accrued interest at the stated rate of 5% per year, as a long-term liability, and will only amortize these proceeds into income as the certainty of meeting the employment criteria becomes definitive.

10.   RECENT ACCOUNTING PRONOUNCEMENTS

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

11.   INVESTMENT IN AFFILIATE

            In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife's polymer rechargeable batteries in Taiwan. During fiscal 2000, Ultralife provided the venture, named Ultralife Taiwan, Inc.
      (UTI), with its proprietary technology and 700,000 shares of Ultralife Common Stock, in exchange for approximately a 46% ownership interest. Ultralife held half the seats on UTI's board of directors. PGT and the group of investors funded UTI with $21,250 in cash and hold the remaining seats on the board.

            Due to subsequent sales of UTI common stock to third parties to raise additional capital, the Company's equity interest was reduced to approximately 30% as of September 28, 2002. As a result of these "change in interest" transactions, the Company's share of UTI's underlying net assets actually increased, creating gains on the transactions that were recorded as adjustments in additional paid in capital on the balance sheet. These increases in additional paid in capital amounted to $1,573 for the three months ended September 28, 2002 and $5,212 for the twelve months ended June 30, 2002. (The Company was precluded from recognizing gains from these "change in interest" transactions in its consolidated statement of income because UTI was a development stage company.)

            The Company has accounted for its investment in UTI using the equity method of accounting. The Company recorded an equity loss in UTI in the Company's consolidated statement of income of $959 in the three months ended September 28, 2002 and an equity gain of $636 for the comparable three month period ended September 30, 2001.

            The Company does not guarantee the obligations of UTI and is not required to provide any additional funding.

            Summarized financial statement information for the unconsolidated venture for the periods during which the Company accounted for its investment in UTI under the equity method of accounting is as follows:

            Condensed Statements of Operations:     Three Months Ended
                                                          September 30,
                                                      2002             2001
                                                   -------------------------
                  Net revenue                      $  728             $   -
                  Cost of Sales                    (2,110)                -
                  Operating loss                   (3,588)          (1,694)
                  Net loss                         (4,130)          (1,752)

12.   SUBSEQUENT EVENT

            On October 23, 2002, the Company exchanged an aggregate of 42,500,000 shares of Ultralife Taiwan, Inc. ("UTI") stock to UTI and PGT Energy Corporation ("PGT") for total consideration of $2,393 and the return of 700,000 shares of Ultralife common stock. Ultralife and PGT were the two most significant investors when UTI was formed in 1999. Under the terms of the transaction, Ultralife will receive $2,393 in a series of 5 cash payments beginning October 30, 2002 and ending no later than mid-December 2002. In addition, over the next 3 years Ultralife will have reserved access to 10% of UTI's high volume capacity for rechargeable lithium battery products and the rights to utilize UTI's LSB (Large Scale Battery) technology for the production of large capacity lithium ion batteries for government and military markets in the U.S. and the U.K. As a result of the transaction, Ultralife's ownership interest in UTI will decline from approximately 30% to approximately 10.6%. In addition, the Company expects to record a non-operating gain of approximately $1,459 in its second fiscal quarter and to record an increase in treasury stock to reflect the return of its 700,000 common shares. This will result in reducing the issued and outstanding common shares of Ultralife to 12,652,269 as of the date of this transaction.

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

      The Company believes that its current growth strategy will be successful in the long-term. However, at the present time, the status of the Company's cash and credit situation is of serious concern, and much of the Company's ability to succeed in the near-term is dependent upon continued revenue growth and a favorable product mix that will generate postive cash flows. If the Company is unsuccessful in growing the business sufficiently in the near-term to generate adequate levels of cash, it will need to find alternative sources of funds to allow it to continue to operate in its current capacity. The Company is evaluating possible funding alternatives including obtaining additional debt or equity financing and/or selling assets. While the Company has been successful at raising funds in the past and is optimistic that it will be able to do so again if necessary, there is no assurance that the Company will be able to do so under the current circumstances. See "Liquidity and Capital Resources" for additional information.

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

      Interest expense, net, increased $69,000 from $13,000 in the first quarter of fiscal 2002 to $82,000 in the first quarter of fiscal 2003. This increase is principally the result of lower average cash balances. Equity loss in UTI (as restated, refer to Note 2 to the consolidated financial statements in Item 1 herein) increased $1,595,000 for the three months ended September 28, 2002 from a gain of $636,000 for the three months ended September 30, 2001 to a loss of $959,000 for the three months ended

September 28, 2002. This change resulted mainly from higher reported operating losses at UTI. Miscellaneous income (expense) increased $99,000 in the quarter, from $122,000 in fiscal 2002 to $221,000 in fiscal 2003. This change relates primarily to foreign currency transaction gains, mainly the strengthening of the U.K. British pound versus the U.S. dollar.

      Net losses were $2,737,000, or $0.21 per share, for the first quarter of fiscal 2003 compared to $3,006,000, or $0.25 per share, for the same quarter last year primarily as a result of the reasons described above.

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

      On October 23, 2002, the Company exchanged an aggregate of 42,500,000 shares of Ultralife Taiwan, Inc. ("UTI") stock to UTI and PGT Energy Corporation ("PGT") for total consideration of $2,393 and the return of 700,000 shares of Ultralife common stock. Ultralife and PGT were the two most significant investors when UTI was formed in 1999. Under the terms of the transaction, Ultralife will receive $2,393 in a series of 5 cash payments beginning October 30, 2002 and ending no later than mid-December 2002. In addition, over the next 3 years Ultralife will have reserved access to 10% of UTI's high volume capacity for rechargeable lithium battery products and the rights to utilize UTI's LSB (Large Scale Battery) technology for the production of large capacity lithium ion batteries for government and military markets in the U.S. and the U.K. As a result of the transaction, Ultralife's ownership interest in UTI will decline from approximately 30% to approximately 10.6%. In addition, the Company expects to record a non-operating gain of approximately $1,459 in its second fiscal quarter and to record an increase in treasury stock to reflect the return of its 700,000 common shares. This will result in reducing the issued and outstanding common shares of Ultralife to 12,652,269 as of the date of this transaction.

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

Critical Accounting Policies and Estimates
------------------------------------------

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

Outlook
-------

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

Date: April 11, 2003                      /s/ John D. Kavazanjian
                                          -----------------------
                                          John D. Kavazanjian,
                                          President and Chief Executive Officer

I, Robert W. Fishback, certify that:

1. I have reviewed this quarterly report on 10-Q/A of Ultralife Batteries, Inc.;

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

Date: April 11, 2003                     /s/ Robert W. Fishback
                                         ----------------------
                                         Robert W. Fishback
                                         Vice President - Finance and
                                         Chief Financial Officer