Form 10-K
period 2002-12-31
ULTRALIFE BATTERIES INC
filed 2003-04-14
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended___________________________

                                       OR

/X/ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from July 1, 2002 to December 31, 2002.

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

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.10 per share
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No_X__

      On June 30, 2002, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $39,600,000 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on June 30, 2002.

      As of February 28, 2003, the Registrant had 12,852,869 shares of Common Stock outstanding, net of 727,250 treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III Ultralife Batteries, Inc. Proxy Statement -- Certain portions of the Proxy Statement relating to the June 10, 2003 Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10-13 herein.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

PART I    1   Business ....................................................    3

          2   Properties ..................................................   15

          3   Legal Proceedings ...........................................   15

          4   Submission of Matters to a Vote of Securities Holders .......   17

PART II   5   Market for Registrant's Common Equity and Related
              Shareholder Matters .........................................   18

          6   Selected Financial Data .....................................   20

          7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................   21

          7a  Quantitative and Qualitative Disclosures About Market
              Risks .......................................................   36

          8   Financial Statements and Supplementary Data .................   36

          9   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .........................   62

PART III  10  Directors and Executive Officers of the Registrant ..........   63

          11  Executive Compensation ......................................   63

          12  Security Ownership of Certain Beneficial Owners
              and Management ..............................................   63

          13  Certain Relationships and Related Transactions ..............   63

          14  Controls and Procedures .....................................   63

PART IV   15  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K .................................................   64

              Signatures ..................................................   68

              CEO & CFO Certifications ....................................   69

              Exhibits ....................................................   71

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

ITEM 1.  BUSINESS

General

         Ultralife Batteries, Inc. develops, manufactures and markets a wide range of standard and customized lithium primary (non-rechargeable), lithium ion and lithium polymer rechargeable batteries for use in a wide array of applications. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. The Company has focused on manufacturing a family of lithium primary batteries for military, industrial and consumer applications, which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company also supplies rechargeable lithium ion and lithium polymer batteries for use in portable electronic applications.

      Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as "Transition 2002". The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as "fiscal" years. For instance, the year ended June 30, 2002 is referred to as "Fiscal 2002", and the year ended June 30, 2001 is referred to as "Fiscal 2001".

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

Primary Batteries

      The Company manufactures and markets a family of lithium-manganese dioxide (Li-MnO2) primary batteries including 9-volt, cylindrical, pouch, and thin cell, in addition to magnesium silver-chloride seawater-activated batteries.
Applications of the Company's 9-volt batteries include smoke alarms, wireless security systems and intensive care monitors, among many other devices. The Company's other lithium primary batteries are sold primarily to the military and to OEMs for industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, and other specialty instruments and applications. The Company also manufactures seawater-activated batteries for specialty marine applications. The Company believes that the materials used in, and the chemical reactions inherent to, lithium batteries provide significant advantages over other currently available primary battery technologies. These advantages include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles, which provide stable power. Conventional primary batteries, such as alkaline, have sloping voltage profiles, which result in decreasing power output during discharge. While the price for the Company's lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of the Company's lithium batteries allow longer operating time and less frequent battery replacements for the Company's targeted applications.

      The global market for primary batteries was approximately $10.0 billion in 2001, and is expected to reach approximately $11.5 billion in 2004. The lithium primary battery market accounted for approximately $1.0 billion of the 2001 market.

      Revenues for this segment for the six months ended December 31, 2002 were $15.2 million and segment contribution was $0.6 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Transition 2002 Consolidated Financial Statements and Notes thereto for additional information.

Rechargeable Batteries

      The Company believes that its range of polymer and lithium ion rechargeable batteries offer substantial benefits, including the ability to design and produce lightweight cells in a variety of custom sizes, shapes, and thickness (as thin as 1 millimeter for lithium polymer cells). In Fiscal 2002, the Company modified the strategy for its rechargeable batteries business. While the Company continues to focus on the markets for lithium polymer batteries utilizing its own technology and manufacturing infrastructure, in order to expand its product offerings it also markets rechargeable batteries comprised of cells manufactured by other qualified manufacturers, including Ultralife Taiwan, Inc. ("UTI"), in which the Company has a 10.6% ownership interest at December 31, 2002. Additionally, the Company is utilizing the rechargeable battery products it has developed for military applications to satisfy commercial customers seeking turnkey battery solutions, including chargers. While the cost of both the Company's own and outsourced lithium polymer rechargeable batteries tends to be higher than the cost of lithium ion batteries due to higher material costs, the cells tend to be thinner and lighter weight, offering application design advantages not available with non-polymer rechargeable cells.

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

      Revenues for this segment for the six months ended December 31, 2002 were $0.3 million and segment contribution was a loss of $0.9 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Transition 2002 Consolidated Financial Statements and Notes thereto for additional information.

Technology Contracts

      On a continuing basis, the Company seeks to fund part of its efforts to identify and develop new applications for its products and to advance its technologies through contracts with both government agencies and third parties. The Company has been successful in obtaining awards for such programs for both rechargeable and primary battery technologies.

      Revenues for this segment in the six months ended December 31, 2002 were $100,000 and segment contribution was $70,000. Revenues in this segment are expected to increase modestly as the Company continues to obtain contracts that are in parallel with its efforts to ultimately commercialize products that it develops. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Transition 2002 Consolidated Financial Statements and Notes thereto for additional information.

Corporate

      The Company allocates revenues, cost of sales, research and development expenses, loss on fires, and impairment charges on long-lived assets across the above business segments. The balance of income and expense, including selling, general and administrative expenses, interest income and expense, gains on sale of securities and other net expenses, and its gains and losses associated with its equity interest in Ultralife Taiwan, Inc. are reported in the Corporate segment.

      There were no revenues for this segment in the six months ended December 31, 2002 and segment contribution was a loss of $3.4 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Transition 2002 Consolidated Financial Statements and Notes thereto for additional information.

History

      The Company was formed as a Delaware corporation in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt lithium-manganese dioxide primary battery. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications, which, once completed, resulted in a battery with improved performance and shelf life. In December 1992, the Company completed its initial public offering and became listed on NASDAQ. In June 1994, the Company's subsidiary, Ultralife Batteries (UK) Ltd., acquired certain assets of the Dowty Group PLC ("Dowty"). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high rate lithium and seawater-activated batteries and a team of highly skilled scientists with significant lithium battery technology expertise. Ultralife (UK) further expanded its operations through its acquisition of certain assets and technologies of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co. ("Hoppecke") in July 1994. In December 1998, the Company announced a venture with PGT Energy Corporation ("PGT"), together with a group of investors, to produce lithium rechargeable batteries in Taiwan. During Fiscal 2000, the Company provided the venture, Ultralife Taiwan, Inc. ("UTI"), with proprietary technology and other consideration in exchange for approximately a 46% interest in the venture. Due to stock grants to certain UTI employees in Fiscal 2001, subsequent capital raising initiatives, and the Company's disposition of a portion of its ownership interest in October 2002, the Company's ownership interest has been reduced to 10.6% as of December 31, 2002.

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

Primary Batteries

      A primary battery is used until discharged and then discarded. The principal competing primary battery technologies are carbon-zinc, alkaline and lithium. The Company's primary battery products, exclusive of its seawater-activated batteries, are based primarily on lithium-manganese dioxide technology. The following table sets forth the performance characteristics of battery technologies that the Company believes represent its most significant current or potential competition for its 9-volt and high-rate lithium batteries.

      Comparison of Primary Battery Technologies

                                               Energy Density
                                               --------------
                                              Watt-       Watt-                                Operating
                                            per hours   hours per   Discharge   Shelf Life    Temperature
           Technology                       kilogram      liter      Profile      (years)    Range (Degree F)
           ----------                       ---------   ---------   ---------   ----------   ----------------
9-Volt Configurations:
  Carbon-zinc (1)                               36          59      Sloping           1         20 to 130
  Alkaline (1)                                  80         171      Sloping           5          0 to 130
  Ultralife lithium-manganese dioxide (2)      262         406         Flat          10         -4 to 140

High Rate Cylindrical: (3)
  Alkaline (1)                                  88         223      Sloping           7          0 to 130
  Lithium-sulfur dioxide (1)(4)                247         396         Flat          10        -60 to 160
  Ultralife lithium-manganese dioxide (2)      263         592         Flat          10        -40 to 160

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

      The Company's primary battery products are based predominantly on lithium-manganese dioxide technology. The Company believes that materials used in, and the chemical reactions inherent to, the lithium batteries provide significant advantages over currently available primary battery technologies which include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles, which provide stable power. Conventional primary batteries, such as alkaline, have sloping voltage profiles, which result in decreasing power outage during discharge. While the price for the Company's lithium batteries is generally higher than commercially available alkaline batteries produced by others, the Company believes that the increased energy per unit of weight and volume of its batteries will allow longer operating time and less frequent battery replacements for the Company's targeted applications. Therefore, the Company believes that its primary batteries are price competitive with other battery technologies on a price per watt-hour basis.

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

      The Company currently sells its 9-volt battery to Kidde Safety (Fyrnetics), Invensys (Firex(R)), BRK Brands (First Alert(R)), Universal Security Instruments, NADI (Dicon), and Homewatch for long-life smoke alarms, to Energizer, Philips Medical Systems, i-STAT Corp. and Orthofix for medical devices, and to ADT, Ademco, Interactive Technologies, Inc., and Internix (Japan) for security devices. Kidde Safety (Fyrnetics), Invensys (Firex(R)), BRK Brands (First Alert(R)), Universal Security Instruments, NADI (Dicon), and Homewatch offer long life smoke alarms powered by the Company's 9-volt lithium battery with a limited 10-year warranty. The Company also manufactures its 9-volt lithium battery under private label for Energizer, Telenot in Germany and Uniline in Sweden. Additionally, the Company sells its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Radio Shack, TruValue, Ace Hardware, Fred Meyer, Inc., Menards, Chase Pitkin, Lowes and a number of catalogs.

      The Company's 9-volt lithium battery market benefited as a result of a state law enacted in Oregon. The Oregon statute required that, as of June 23, 1999, all battery-operated ionization-type smoke alarms sold in that state must include a 10-year battery. The Company believes that if legislation were to ultimately pass in any major state, and if other states were to follow suit, demand for the Company's 9-volt batteries could increase significantly. The Company is also benefiting from local and national legislation passed in various U.S. and European locations, which requires the installation of smoke alarms. The passage of this type of legislation in other countries could also increase the demand for the Company's 9-volt batteries.

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

      The Company markets its line of high rate lithium cells and batteries to the OEM market for industrial, military, medical, automotive telematics and search and rescue applications. Significant industrial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Among the military uses are manpack radios, night vision goggles, chemical agent monitors, and thermal imaging equipment. Search and rescue applications include ELT's (Emergency Location Transmitters) for aircraft and EPIRB's (Emergency Position Indicating Radio Beacons) for ships.

      The market for high rate lithium batteries has been dominated by lithium-sulfur dioxide and lithium- thionyl chloride, which possess liquid cathode systems. However, there is an increasing market share being taken by lithium manganese dioxide, a solid cathode system, because of its superior performance and safety. The Company believes that its high rate lithium manganese dioxide batteries offer a combination of performance, safety and environmental benefits which will enable it to gain an increasing share of this market.

      Some of the Company's main cylindrical cell and pouch cell lithium batteries include the following:

            High Rate Cylindrical Batteries. The Company markets a wide range of high rate cylindrical primary lithium batteries in various sizes and voltage configurations. The Company currently manufactures a range of high rate lithium cells under the Ultralife HiRate(R) brand, which are sold and packaged into multi-cell battery packs. These include D, C, 1 1/4 C, and 19 mm x 65 mm configurations, among other sizes. Based on the Company's lithium-manganese dioxide chemistry, the Company's cylindrical cells use solid cathode construction, are non-pressurized and non-toxic, and are considered safer than liquid cathode systems.

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

            BA-5372 Batteries. The Company's BA-5372 battery is a cylindrical 6-volt lithium-manganese dioxide battery, which is used for memory back-up in communications devices, including the Army's Single Channel Ground and Airborne Radio System (SINCGARS), the most widely used of these devices. This battery offers a combination of performance features suitable for military applications including high energy density, lightweight, long shelf life and ability to operate in a wide temperature range.

            BA-5368 Batteries. The Company's BA-5368 battery is a cylindrical 12-volt lithium-manganese dioxide battery, which is used in AN/PRC90 pilot survival radios. This battery is used by the U.S. military and other military organizations around the world.

            BA-5367 Batteries. The Company's BA-5367 battery is a 3-volt lithium-manganese dioxide battery, which is a direct replacement for the lithium-sulfur dioxide (Li-SO2) BA-5567 battery, and has over 50% more capacity. It is used in a variety of military night vision, infrared aiming, digital messaging and meteorological devices.

            UBI5390 Batteries. The Company's UBI5390 battery is an alternative for the Li-SO2 BA-5590 battery, the most widely used battery in the U.S. armed forces. The UBI5390 is a rectangular 15/30 volt lithium-manganese dioxide battery which provides 50% more capacity (mission time) than the BA-5590, and is primarily used as the main power supply for the Army's SINCGARS (Manpack) radios. Approximately 60 other military applications, such as the Javelin Medium Anti-Tank Weapon Control Unit, also use these batteries.

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

      Advanced Polymer Rechargeable Batteries. The Company manufactures, or has manufactured, to the Company's specifications, an advanced rechargeable battery that is based on proprietary polymer technology. The battery is composed of ultra-thin and flexible components including a metallic oxide cathode, a carbon anode and a polymer electrolyte. The Company believes that users of portable electronic products such as wearable computers and wireless devices are seeking smaller and lighter products that require less frequent recharges while providing the same or additional energy. The Company believes that its technology is attractive to OEMs of such products since the use of a flexible polymer electrolyte, rather than a liquid electrolyte, reduces the battery's overall weight and volume, and allows for increased design flexibility in conforming batteries to the variety of shapes and sizes required for portable electronic products. The Company can provide a variety of cell sizes to satisfy market demands. Typical cell sizes offered by the Company include cells ranging in size from 3.2x20x30 mm to 3.4x106x102 mm and ranging in capacity from 120 mAh to 2800 mAh.

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

      Liquid Lithium Ion Cells and Batteries. The Company offers a variety of liquid lithium ion cells ranging in size from 4.6x30x48 mm to 5.6x35x50 mm and in capacity from 600 mAh to 920 mAh. The Company also offers the following batteries containing liquid lithium ion cells:

            BB-2590 Batteries. The Company's BB-2590 battery is lithium ion rechargeable version of the UBI5390 primary battery, and can be used in the same applications as the UBI5390. The Company is also marketing this battery, and a charger, for use in commercial applications.

            LWC-L Batteries. The Company's LWC-L battery is a lithium ion rechargeable commercial version of the Land Warrior military battery being developed for the U.S. Army Land Warrior program. The Company is also marketing this battery, and a charger, for use in commercial applications.

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

      During Transition 2002, the Company had one customer, the U.S. Army / CECOM, which comprised more than 10% of the Company's revenues. The Company believes that the loss of this customer could have a material adverse effect on the Company. The Company's relationship with this customer is good.

      During Fiscal 2002, the Company had two customers, UNICOR and Kidde plc, each of which comprised more than 10% of the Company's revenues. While the demand from each of these customers has diminished as a percent of total revenues since June 2002 mainly as a result of growing demand from other customers, the Company's relationship with these customers is good.

      Currently, the Company does not experience significant seasonal trends in primary battery revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The U.S. smoke detector OEM market segment comprised approximately 19% of total primary revenues in Transition 2002. Additionally, a lower demand from the U.S. and U.K. Governments could result in lower sales to military and government users. However, the Company currently is experiencing increasing demand from military and government customers, and it expects this demand to continue in the near term.

      The Company has been successfully marketing its products to military organizations in the U.S. and other countries around the world. These efforts have recently resulted in some significant contracts for the Company. For example, in June 2002, the Company was awarded a five-year production contract by the U.S. Army Communications and Electronics Command (CECOM) to provide three types of primary (non-rechargeable) lithium-manganese dioxide batteries to the U.S. Army. The contract provides for order releases approximately every six months over a five-year period with a maximum potential value of up to $32 million. Combined, these batteries comprise what is called the Small Cell Lithium Manganese Dioxide Battery Group under CECOM's NextGen II acquisition strategy. A major objective of this acquisition is to maintain a domestic production base of a sufficient capacity to timely meet peacetime demands and have the ability to surge quickly to meet deployment demands. The Company intends to participate in the two additional Next Gen II five-year battery procurements. The Company has recently bid on the Large Cylindrical Battery five-year procurement, and it plans to participate in the five-year procurement for Rectangular Batteries during calendar year 2003. In addition, in December 2002, the Company announced that it had received orders from the U.S. military for $14.4 million of its UBI5390 batteries that are used by the military for certain communications devices. There is no assurance, however, that the Company will be awarded any additional military contracts.

      At December 31, 2002, the Company's backlog related to primary battery orders was approximately $23 million. The majority of this backlog was related to recent military orders. Backlog for the Company's 9-volt batteries was not significant, as most of the orders the Company receives for 9-volt batteries are typically shipped within a short time frame from when the order is placed.

Rechargeable Batteries

      The  Company  has  targeted  sales of its  advanced  polymer  rechargeable batteries through OEM suppliers, as well as distributors and resellers focused on its target markets. During the Transition 2002 and Fiscal 2002 periods, the Company added lithium ion products, additional polymer products and charging systems to its portfolio. The Company is currently seeking a number of design wins with OEMs, and believes that its design capabilities, product characteristics and solution integration will drive OEMs to incorporate the Company's batteries into their product offerings, resulting in revenue growth opportunities for the Company. The Company has not marketed its advanced rechargeable batteries for a sufficient period to determine whether these OEMs or consumer sales are seasonal.

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

      At December 31, 2002, the Company's backlog related to rechargeable battery orders was not significant.

Technology Contracts

      The Company has participated in various programs in which it has done contract research and development. These programs have incorporated a profit margin in their structure. This segment has declined because the current strategy for the Company is only to seek development projects that are in harmony with its process and product strategy. An example is a Science and Technology Contract awarded to the Company by the U.S. Army during 2002 for the development of a Land Warrior specific hybrid power source system and smart rapid-on-the-move charger. Although the Company reports technology contracts as a separate business segment, it does not actively market this segment as a revenue source but rather accepts technology contract business that supports and advances its overall battery business strategy.

Patents, Trade Secrets and Trademarks

      The Company relies on licenses of technology as well as its unpatented proprietary information, know-how and trade secrets to maintain and develop its commercial position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not either develop independently the same or similar information or obtain access to the Company's proprietary information. In addition, there can be no assurance that the Company would prevail if any challenges to intellectual property rights were asserted by the Company against third parties, or that third parties will not successfully assert infringement claims against the Company in the future. The Company believes, however, that its success is less dependent on the legal protection that its patents and other proprietary rights may or will afford than on the knowledge, ability, experience and technological expertise of its employees.

      The Company holds 19 patents in the U.S. and foreign countries, three of which relate to rechargeable polymer batteries, and has certain patent applications pending also relating to polymer batteries. The Company also pursues foreign patent protection in certain countries. The Company's patents protect technology that makes automated production more cost-effective and protect important competitive features of the Company's products. However, the Company does not consider its business to be dependent on patent protection.

      The Company's research and development in support of its advanced rechargeable battery technology and products is currently based, in part, on non-exclusive technology transfer agreements. The Company made an initial payment of $1.0 million for such technology and is required to make royalty and other payments for products that incorporate the licensed technology of 8% of the fair market value of the royalty bearing product. The license continues for the respective unexpired terms of the patent licenses, and continues in perpetuity with respect to other licensed technical information.

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

      Following are  trademarks  of the Company:  Ultralife(R),  Ultralife  Thin
Cell(R), Ultralife HiRate(R), Ultralife Polymer(R), Ultralife Polymer Cell, Ultralife Polymer Battery, Ultralife Polymer System, The New Power Generation.

Manufacturing and Raw Materials

      The Company manufactures its products from raw materials and component parts that it purchases. The Company has ISO 9001 certification for its lithium battery manufacturing operations in both of its manufacturing facilities in Newark, New York and Abingdon, England.

Primary Batteries

      The Company's Newark, New York facility has the capacity to produce in excess of nine million 9-volt batteries per year, approximately seven million cylindrical cells per year, and approximately 500,000 pouch cells per year. The manufacturing facility in Abingdon, England is capable of producing up to one million cylindrical cells per year. This facility also manufactures seawater-activated batteries and assembles customized multi-cell battery packs. The Company has experienced significantly increased demand recently, particularly with respect to orders from various military organizations. As a result, the manufacturing capability for certain of the Company's battery platforms has been approaching the current production capacity with the existing equipment. The Company has taken steps to order and acquire new machinery and equipment in areas where production bottlenecks have resulted, in order to be able to fulfill the demand. The Company continually evaluates its requirements for additional capital equipment, and the Company believes that the planned increases in its current manufacturing capacity will be adequate to meet foreseeable customer demand. However, with further unanticipated growth in demand for the Company's products, demand could exceed capacity, which would require it to install additional capital equipment to meet these incremental needs.

      The Company utilizes lithium foil as well as other metals and chemicals to manufacture its batteries. Although the Company knows of only three major suppliers that extrude lithium into foil and provide such foil in the form required by the Company, it does not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities it requires. Certain materials used in the Company's products are available only from a single source or a limited number of sources. Additionally, the Company may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although the Company believes that alternative sources are available to supply materials that could replace materials it uses and that, if necessary, the Company would be able to redesign its products to make use of an alternative product, any interruption in its supply from any supplier that serves currently as the Company's sole source could delay product shipments and adversely affect the Company's financial performance and relationships with its customers. Although the Company has experienced interruptions of product deliveries by sole source suppliers, none of such interruptions has had a material effect on the Company. All other raw materials utilized by the Company are readily available from many sources.

      The total carrying value of the Company's primary battery inventory, including raw materials, work in process and finished goods, amounted to approximately $5.2 million as of December 31, 2002.

Rechargeable Batteries

      In June of 2002, the Company recorded a $14.3 million impairment charge on a significant portion of its high volume production line for advanced polymer rechargeable batteries that was put in place to manufacture Nokia cell phone replacement batteries. Due to the culmination of various economic conditions, these assets were significantly underutilized. The Company also has some lower-volume, but more flexible, automated manufacturing equipment at its Newark, New York facility mainly to be used for higher value, lower quantity production orders. The raw materials utilized by the Company are readily available from many sources.

      In addition to its own manufacturing capabilities for rechargeable batteries, the Company has a 10.6% ownership interest in a venture in Taiwan, named Ultralife Taiwan, Inc. (UTI). This venture, established in December 1998, was initially set up to develop manufacturing capabilities using the Company's polymer rechargeable technology. In addition, UTI has recently developed the capability to manufacture rechargeable lithium batteries using liquid lithium technologies. The Company uses UTI and other lithium rechargeable cell manufacturers as sources of raw materials for the assembly of battery packs. In October 2002, when the Company sold a portion of its ownership interest in UTI, the Company obtained an agreement from UTI that over the following three years, the Company will have reserved access to 10% of UTI's high volume capacity for rechargeable lithium battery products and the rights to utilize UTI's LSB (Large Scale Battery) technology for the production of large capacity lithium ion batteries for government and military markets in the U.S. and the U.K.

      The total carrying value of the Company's rechargeable battery inventory, including raw materials, work in process and finished goods, amounted to approximately $ 0.6 million as of December 31, 2002.

Research and Development

      The Company conducts its research and development in Newark, New York, and Abingdon, England. During Transition 2002 and Fiscal 2002, 2001, and 2000, the Company expended approximately $1.1 million, $4.3 million, $3.4 million, and $5.3 million, respectively, on research and development. R&D expenses for Transition 2002 moderated somewhat compared with the prior year run rate as the development efforts for polymer rechargeable batteries declined substantially. R&D expenses rose in Fiscal 2002 as the Company increased its development efforts in the area of new military batteries. R&D expenses were significantly lower in Fiscal 2001 due to the commercial launch and production of its polymer rechargeable battery, and as a result, certain costs were shifted to cost of products sold. The Company currently expects that research and development expenditures will moderate as the resources devoted to the development of rechargeable batteries have been diminished and the development efforts associated with new cylindrical batteries, particularly for military applications at the present time, are relatively constant. For future development projects, the Company will continue to seek to fund part of its research and development efforts from both government and non-government sources.

Cylindrical Cell Lithium Batteries

      Since the summer of 2001, the Company's strategy has included the development of new cells and batteries for various military applications, utilizing technology developed through its work on pouch cell development, as described below. The Company plans on continuing this activity, as this market is a significant potential growth area for the business. In addition, the Company is leveraging the new battery cases and components it is developing by introducing rechargeable versions of these products. During Transition 2002, the Company spent approximately $0.7 million on the development of new military batteries, and during Fiscal 2002, it spent approximately $1.2 million on similar development efforts for the military. The Company began to realize revenues from these development efforts in small amounts in Transition 2002 and Fiscal 2002, but the Company expects revenues to increase significantly during the next few years.

Pouch Cell Lithium Batteries

      The Company has been conducting research and development of pouch cell lithium batteries, which have a broad range of potential applications in military and industrial markets including radio communications, telematics and medical devices. Included in the research and development activities are design programs for specific cells and batteries to develop a volume manufacturing methodology. The designs will incorporate a lean manufacturing approach to optimize their construction. No assurance can be given that such efforts will be successful or that the products that result will be marketable. In June 2000, the Company announced that it entered into a two-year agreement with the U.S. Army

Communications-Electronics  Command  (CECOM) to complete the  development of its primary  lithium-manganese  dioxide  pouch  batteries  for  manufacture  in high volume. Products under this agreement will be produced on a flexible manufacturing line. The Company is in the final phase of this project, which is now expected to be completed during 2003. CECOM provided funding of approximately $2.8 million for engineering efforts, and CECOM considers the Company's pouch technology critical to meeting their future portable power needs in a safe, cost effective manner, and views it as inherently safer than the other lithium technology currently in use.

Rechargeable Batteries

      The Company is directing its rechargeable battery research and development efforts toward design optimization and customization to customer specifications. These batteries have a broad range of potential applications in consumer, industrial and military markets including cellular telephones, computing devices and other portable electronic devices.

      During Fiscal 2002, the Company significantly reduced its development efforts focused on the polymer rechargeable technology due to changing economic conditions. As a result, the Company realized significantly lower expenditures for rechargeable R&D in Transition 2002 and it is expected that this lower level of expenses will continue throughout 2003. (See Item 7, Management's Discussion and Analysis, for additional information concerning the Company's change in strategy.)

Technology Contracts

      The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. The Company has successfully completed the initial and second phase of a government-sponsored program to develop new configurations of the Company's BA-7590 pouch cell primary battery, which lasts up to twice as long and could replace the current BA-5590 battery. The BA-5590 is the most widely used battery power source for the U.S. Army and NATO communications equipment.

      The Company was also awarded an additional cost sharing SBIR Phase III contract for the development of the BA-7590 pouch cell primary battery that was substantially completed in fiscal 2000. In Fiscal 1999, the Company was awarded the lead share of a three-year $15.3 million cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program (ATP). The objective of this project was to develop and produce ultra-high energy polymer rechargeable batteries that will significantly outperform existing batteries in a broad range of portable electronic and aerospace applications. As lead contractor, the Company received a total of $4.6 million over the 3-year life of the contract. In Fiscal 2002, the Company received $0.7 million. The Company's participation in the ATP project was completed in June 2002.

Battery Safety; Regulatory Matters; Environmental Considerations

      Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use.

         The transportation of primary and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO) and corresponding International Air Transport Association (IATA) Dangerous Goods Regulations and, in the U.S., by the Department of Transportation (DOT). The Company currently ships its products pursuant to ICAO, IATA and DOT hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers are scheduled to become effective in 2003 and 2004. The new regulations require companies to meet certain new testing, packaging, labeling and shipping specifications for safety reasons. The Company is working to ensure that it will be able to comply with these new regulations.

      National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers of the Company that could adversely affect the demand for the Company's products. There can be no assurance that additional or modified regulations relating to the storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed.

      Since primary and rechargeable lithium battery chemistry reacts adversely with water and water vapor, certain of the Company's manufacturing processes must be performed in a controlled environment with low relative humidity. Both of the Company's facilities contain dry rooms as well as specialized air drying equipment.

Primary Batteries

      The Company's primary battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. Over the past ten years, the Company has experienced fires that have temporarily interrupted certain manufacturing operations in a specific area of one of its facilities. Specifically, in December 1996, a fire at the Abingdon, England facility caused an interruption in the U.K. manufacturing operations for a period of 15 months. During the period from December 1996 through January 1999, the Company received insurance proceeds compensating the Company for loss of its plant and machinery, leasehold improvements, inventory and business interruption. The Company believes that it has adequate fire insurance, including business interruption insurance, to protect against fire losses in its facilities.

      The Company's 9-volt battery is designed to conform to the dimensional and electrical standards of the American National Standards Institute, and the 9-volt battery and 3-volt cells are recognized under the Underwriters Laboratories, Inc. Component Recognition Program.

Rechargeable Batteries

      The Company is not currently aware of any regulatory requirements regarding the disposal of polymer or liquid lithium ion rechargeable cells and batteries.

Corporate

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company has sought proposals from engineering firms to complete the remedial work contained in the work plan, but it is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

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

      Historically, although other entities may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. During the past couple years, several Asian companies have gained manufacturing strength in the polymer market. The Company's strategy is to form marketing partnerships with selected companies in order to minimize competition from these companies. Through its experience in battery manufacturing, the Company has also developed expertise, which it believes would be difficult to reproduce without substantial time and expense in the primary battery market.

Employees

      As of February 28, 2003, the Company employed a total of 461 permanent and temporary persons: 14 in research and development, 402 in production and 45 in sales, administration and management. Of the total, 367 are employed in the U.S. and 94 in England. None of the Company's employees is represented by a labor union. During the latter part of Transition 2002 and into 2003, the Company has been required to hire additional personnel in order to meet the increasing demand for its products. In June 2002, the Company employed 349 persons. The Company considers its employee relations to be satisfactory.

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

ITEM 2.  PROPERTIES

      The Company occupies under a lease/purchase agreement approximately 250,000 square feet in two facilities located in Newark, New York. The Company leases approximately 35,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. At present, all of the Company's rechargeable manufacturing and assembly operations are conducted at its Newark, New York facility. The Company's corporate headquarters are located in the Newark facility. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. The Company entered into a lease/purchase agreement with the local county authority in February 1998 with respect to its 110,000 square foot manufacturing facility in Newark, New York which provides more favorable terms and reduces the expense for the lease of the facility. The lease also includes an adjacent building to the Company's manufacturing facility estimated to encompass approximately 140,000 square feet and approximately 65 acres of property. Pursuant to the lease, the Company delivered a down payment in the amount of $440,000 and paid the local governmental authority annual installments in the amount of $50,000 through December 2001 decreasing to approximately $30,000 annually for the periods commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is required to purchase its facility for the purchase price of one dollar.

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

      In the event settlement is not approved by the Court and by the class, the Company will continue to defend the case vigorously. The amount of alleged damages, if any, cannot be quantified, nor can the outcome of this litigation be predicted. Accordingly, management cannot determine whether the ultimate resolution of this litigation could have a material adverse effect on the Company's financial position and results of operations.

         In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company has sought proposals from engineering firms to complete the remedial work contained in the work plan, but it is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      (a) On December 12, 2002, an Annual Meeting of Shareholders of the Company was held.

      (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all seven nominees for Director with the following votes:

                    DIRECTOR                   FOR             AGAINST
                    --------                   ---             -------
                  Joseph C. Abeles          11,693,562          22,976
                  Joseph N. Barrella        11,693,562          22,976
                  Patricia C. Barron        11,627,262          89,276
                  Daniel W. Christman       11,627,762          88,776
                  John D. Kavazanjian       11,693,062          23,476
                  Carl H. Rosner            11,693,562          22,976
                  Ranjit C. Singh           11,693,062          23,476

      (c) At the Annual Meeting, the Shareholders of the Company voted for the ratification of PricewaterhouseCoopers LLP as independent auditors with the following votes:

                                          FOR            AGAINST     ABSTAIN
                                          ---            -------     -------
                                          11,631,153     48,510       36,875

      (d) At the Annual Meeting, the Shareholders of the Company voted to amend the Company's 2000 Stock Option Plan to:

            1. Increase the number of shares of the Company's Common Stock available for issuance under that Plan from 500,000 to 1,000,000 shares; and

            2. Eliminate any reference to post-termination time periods within which outstanding options can be exercised and provide the Compensation and Management Committee with the discretion to determine the terms of post-termination exercises:

                                          FOR            AGAINST     ABSTAIN
                                          ---            -------     -------
                                          8,067,980      2,274,675   1,373,883

      (e) At the Annual Meeting, the Shareholders of the Company voted to authorize the conversion of a $600,000 Convertible Subordinated Debenture issued to Joseph C. Abeles, a director of the Company, on April 23, 2002 to 200,000 shares of the Company's Common Stock with the following votes:

                                          FOR            AGAINST     ABSTAIN
                                          ---            -------     -------
                                          7,775,942      107,821     74,949

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

      The Company's Common Stock is included for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ULBI."

      The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock during the Company's last two fiscal years and the transition period:

                                                          Sales Prices
                                                          ------------
                                                       High           Low
                                                       ----           ---
Transition 2002:
Quarter ended September 28, 2002                       $3.60         $2.52
Quarter ended December 31, 2002                         3.70          1.74

Fiscal 2002:
Quarter ended September 30, 2001                       $6.50         $4.15
Quarter ended December 31, 2001                         5.24          3.55
Quarter ended March 31, 2002                            4.55          3.00
Quarter ended June 30, 2002                             4.24          2.80

Fiscal 2001:
Quarter ended September 30, 2000                      $13.63         $9.81
Quarter ended December 31, 2000                        10.19          5.13
Quarter ended March 31, 2001                            9.25          5.56
Quarter ended June 30, 2001                             5.63          4.88

      During the period from January 1, 2003 through February 28, 2003, the high and low closing sales prices of the Company's Common Stock were $4.16 and $3.21, respectively.

Holders

      As of February 28, 2003, there were 184 registered holders of record of the Company's Common Stock. Based upon information from the Company's stock transfer agent, management of the Company believes that there are more than 3,100 beneficial holders of the Company's Common Stock.

      In July 1999, the Company issued 700,000 shares of its Common Stock to Ultralife Taiwan, Inc. (UTI) in exchange for $8.75 million in cash. Subsequently, in September 1999, the Company contributed $8.75 million in cash to the UTI venture. This cash contribution coupled with the contribution of the Company's technology resulted in approximately a 46% ownership interest in UTI. The transaction was done in conjunction with the UTI agreement that was announced by the Company in December 1998. Subsequently, the Company's interest in UTI has been reduced to 10.6% due to stock issuances to certain UTI employees, subsequent capital raising efforts, and the disposition of a portion of the Company's interest in UTI in October 2002. See also History in Item 1 of this Transition Report.

      On July 20, 2001, the Company completed a $6.8 million private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. The Company relied on the exemption provided by Rule 506 of Regulation D in connection with the unregistered private placement of its common stock in connection with the shares issued pursuant to the Share Purchase Agreement. The Company did not engage in any general solicitation, sold shares only to "accredited investors" and sold shares primarily to purchasers who were existing shareholders of the Company.

      On April 23, 2002, the Company closed on a $3.0 million private placement consisting of common equity and a convertible note. Initially, 801,333 shares were issued. The $600,000 convertible note, which accrued interest at 10% per annum, was issued to one of the Company's directors. In December 2002, shareholders voted to approve the conversion of the note into an additional 200,000 shares, and all accrued interest was forgiven. All shares were issued at $3.00 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

                                                                                           Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                Number of securities to     Weighted-average exercise   equity compensation plans
                                be issued upon exercise       price of outstanding        (excluding securities
                                of outstanding options,       options, warrants and      reflected in column (a))
                                  warrants and rights                rights                        (c)
        Plan Category                     (a)                          (b)
Equity compensation plans
approved by security holders          1,516,549                      $6.34                       487,351

Equity compensation plans
not approved by security
holders                                 500,000                      $5.19                             0
                                      ---------                      -----                       -------
Total                                 2,016,549                      $6.05                       487,351

      See Note 8 in Notes to Consolidated Financial Statements for additional information.

ITEM 6.

                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

                                                   Six Months
                                                Ended December 31,                        Year Ended June 30,
                                                ------------------       ------------------------------------------------------
                                                 2002       2001          2002        2001        2000        1999       1998
                                                 ----       ----          ----        ----        ----        ----       ----
Statement of Operations Data:
Revenues                                        $15,599    $15,075       $ 32,515    $ 24,163    $ 24,514    $21,064    $16,391
Cost of products sold                            14,707     15,735         31,168      27,696      25,512     19,016     14,522
                                                -------    -------       --------    --------    --------    -------    -------
Gross margin                                        892       (660)         1,347      (3,533)       (998)     2,048      1,869
                                                -------    -------       --------    --------    --------    -------    -------
Research and development expenses                 1,106      2,154          4,291       3,424       5,306      5,925      6,651
Selling, general and administrative expenses      3,441      4,213          7,949       8,009       7,385      6,195      5,790
Impairment of long lived assets                      --         --         14,318          --          --         --         --
Loss on fires                                        --         --             --          --          --     (1,288)    (2,697)
                                                -------    -------       --------    --------    --------    -------    -------
Total operating and other expenses                4,547      6,367         26,558      11,433      12,691     10,832      9,744
Interest income, net                               (151)       (90)          (291)        166         909      1,456        888
Gain on sale of securities                           --         --             --          --       3,147        348          0
Equity (loss)/earnings in UTI                    (1,273)       225           (954)     (2,338)       (818)       (80)         0
Gain on sale of UTI stock                         1,459         --             --          --          --         --
Other income  (expense), net                        508         55            320        (124)        209        (25)       (33)
                                                -------    -------       --------    --------    --------    -------    -------
Loss before income taxes                         (3,112)    (6,837)       (26,136)    (17,262)    (10,242)    (7,085)    (7,020)
Income taxes                                         --         --             --          --          --         --         --
                                                -------    -------       --------    --------    --------    -------    -------
Net loss                                        $(3,112)   $(6,837)      $(26,136)   $(17,262)   $(10,242)   $(7,085)   $(7,020)
                                                =======    =======       ========    ========    ========    =======    =======
Net loss per share, basic and diluted           $ (0.24)   $ (0.56)      $  (2.11)   $  (1.55)   $  (0.94)   $ (0.68)   $ (0.84)
                                                =======    =======       ========    ========    ========    =======    =======
Weighted average number
   of shares outstanding                         12,958     12,140         12,407      11,141      10,904     10,485      8,338
                                                =======    =======       ========    ========    ========    =======    =======


                                                  December 31,                                June 30,
                                                ------------------       ------------------------------------------------------
                                                2002       2001           2002        2001        2000        1999       1998
                                                ----       ----           ----        ----        ----        ----       ----
Balance Sheet Data:
Cash and available-for-sale securities          $ 1,374    $ 2,974       $  2,219    $  3,607    $ 18,639    $23,556    $35,688
Working capital                                 $ 7,211    $ 6,904       $  4,950    $  6,821    $ 22,537    $28,435    $37,745
Total assets                                    $31,374    $51,680       $ 34,321    $ 47,203    $ 64,460    $66,420    $75,827
Total long-term debt and capital lease
   obligations                                  $ 1,987    $ 2,202       $    103    $  2,648    $  3,567    $   215    $   197
Stockholders' equity                            $22,243    $42,392       $ 25,422    $ 37,453    $ 54,477    $60,400    $68,586

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

General

      Ultralife Batteries, Inc. develops, manufactures and markets a wide range of standard and customized lithium primary (non-rechargeable), lithium ion and lithium polymer rechargeable batteries for use in a wide array of applications. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. The Company has focused on manufacturing a family of lithium primary batteries for military, industrial and consumer applications, which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company also supplies rechargeable lithium ion and lithium polymer batteries for use in portable electronic applications.

      Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as "Transition 2002". The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as "fiscal" years. For instance, the year ended June 30, 2002 is referred to as "Fiscal 2002", and the year ended June 30, 2001 is referred to as "Fiscal 2001".

      For several years, the Company has incurred net operating losses primarily as a result of funding research and development activities and, to a lesser extent, incurring manufacturing and selling, general and administrative costs. During Fiscal 2002, the Company realigned its resources to bring costs more in line with revenues, moving the Company closer to achieving operating cash breakeven and profitability. In addition, the Company refined its rechargeable strategy to allow it to be more effective in the marketplace.

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

Results of Operations

Six Months Ended December 31, 2002 Compared With the Six Months Ended December 31, 2001

      Revenues. Total revenues of the Company increased $524,000 from $15,075,000 for the six months ended December 31, 2001 to $15,599,000 for the six months ended December 31, 2002. Primary battery sales increased $938,000, from $14,294,000 for the six months ended December 31, 2001 to $15,232,000 for the six months ended December 31, 2002. The increase in primary battery sales was primarily due to new shipments of large cylindrical batteries, particularly the Company's UBI5390 battery sold to military customers, and an increase in HiRate battery sales due to stronger demand from the U.K. Ministry of Defence. These increases were offset in part by a decline in sales of small cylindrical batteries, mainly related to a fulfillment of orders from military for BA-5368 batteries used for pilot-down radio applications. Rechargeable battery sales were consistent year over year. Technology contract revenues decreased $400,000, from $493,000 to $93,000 due to the scheduled reduction of certain nonrenewable government contracts, which concluded in June 2002.

      Cost of Products Sold. Cost of products sold decreased $1,028,000, from $15,735,000 for the six months ended December 31, 2001 to $14,707,000 for the six months ended December 31, 2002. Consolidated cost of products sold as a percentage of total revenue improved from approximately 104% to 94% for the six months ended December 31, 2002. Consolidated gross margins improved from a negative 4% of sales in the six months ended December 31, 2001 to a positive 6% for the same six months in 2002.

      In October and November 2001, the Company realigned its resources to address changing market conditions and to better meet customer demand in areas of the business that were growing. A majority of employees affected by this realignment were re-deployed from the Rechargeable segment and support functions into open direct labor positions in the Primary segment, due to the significantly growing demand for primary batteries from the military. Again in February 2002, the Company took further actions to reduce costs in its ongoing effort to improve liquidity and to bring costs more in line with current and near-term anticipated revenues. These cost reductions included employee terminations and salary reductions, discontinuance of certain employee benefits and other cost savings initiatives in general and administrative areas. Approximately one-half of these cost savings reduced cost of products sold, with the other half reducing R&D and selling, general and administrative costs. Severance costs associated with these actions were incurred in the period of the force reductions, although they were not material. In total, these actions generated total cost savings of more than $2,000,000 per quarter from the expense run rate that the Company experienced during its September 2002 quarter.

      In the Primary battery segment, the cost of batteries sold increased $1,305,000, from $12,376,000 in the six months ended December 31, 2001 to $13,681,000 in the same six month period in 2002, mainly related to increased sales volume. As a percent of total primary battery sales, cost of primary products sold rose from 87% for the six months ended December 31, 2001 to 90% for the year ended June 30, 2002. The corresponding decline in primary gross margins from 13% in 2001 to 10% in 2002 resulted from lower sales of small cylindrical batteries, and start-up costs for the large cylindrical battery business, offset in part by higher margins in 9-volt batteries due mainly to improving manufacturing efficiencies.

      In the Rechargeable battery segment, the cost of products sold decreased $1,914,000 in the six months ended December 31, 2002 from $2,917,000 in the six months ended December 31, 2001 to $1,003,000 in the same six-month period in 2002. In general, the decrease in costs from 2001 to 2002 primarily resulted from the implementation of cost savings initiatives referred to previously, as well as lower depreciation charges related to a $14.3 million writedown of rechargeable fixed assets that the Company recorded in June 2002.

      Technology contracts cost of sales decreased $418,000, or approximately 95%, from $442,000 for the six months ended December 31, 2001 to $24,000 for the six months ended December 31, 2002, in line with the decrease in revenues. Technology contracts cost of sales as a percentage of revenue was 90% for that six-month period, consistent with the prior year.

      Operating and Other Expenses. Total operating and other expenses decreased $1,820,000 from $6,367,000 for the six months ended December 31, 2001 to $4,547,000 for the six months ended December 31, 2002 mainly as a result of cost savings initiatives implemented in late 2001 and early 2002. Operating and other expenses as a percentage of revenue improved from 42% for the six months ended December 31, 2001 to 29% for the same six-month period in 2002. Research and development costs decreased $1,048,000, or 49% from $2,154,000 for the six months ended December 31, 2001 to $1,106,000 for the same six months in 2002. This decrease was mainly due to the cost savings initiatives and lower depreciation charges resulting from the write-down of rechargeable equipment in June 2002. During the upcoming year ending December 31, 2003, the Company anticipates that R&D costs overall will remain relatively consistent with the quarterly levels realized during the latter half of calendar 2002, as the reduction in rechargeable development efforts has been partially replaced with new primary battery development for military and commercial applications.

      Selling, general and administration expenses decreased $772,000, or 18%, from $4,213,000 for the six months ended December 31, 2001 to $3,441,000 for the six months ended December 31, 2002. Selling and marketing expenses declined $466,000 from the six-month period in 2001 over 2002 as a result of a more targeted sales coverage strategy using fewer resources and lower marketing and advertising costs. General and administrative expenses declined $305,000 mainly due to lower executive severance costs and cost savings actions that reduced personnel and other related expenses.

      Other Income (Expense). Interest income decreased $67,000 from $107,000 for the six months ended December 31, 2001 to $40,000 for the same six months in 2002. This decrease is mainly the result of lower average balances of cash and investment securities, as well as lower interest rates. Interest expense decreased $18,000 from $197,000 in 2001 to $179,000 in 2002 as a result of lower average balances of debt. Equity loss in UTI was $1,273,000 in the six month period ended December 31, 2002 compared with equity earnings of $225,000 in the same period in 2001. This change resulted mainly from higher reported operating losses at UTI. Miscellaneous income (expense) increased from income of $55,000 in the six months ended December 31, 2001 to income of $508,000 in the six months ended December 31, 2002, primarily as a result of unrealized gains on foreign currency transactions due mainly to the strengthening of the U.K. pounds sterling relative to the U.S. dollar.

      In October 2002, the Company sold a portion of its equity investment in Ultralife Taiwan, Inc. (UTI), reducing its ownership interest from approximately 30% to approximately 10.6%. In exchange, the Company received total consideration of $2.4 million in cash and the return of 700,000 shares of Ultralife common stock. As a result of this transaction, the Company recorded a gain on the disposition of its UTI investment of $1,459,000.

      Net Losses. The consolidated net loss for the six months ended December 31, 2002 was $3,112,000, or $0.24 per share compared with a loss of $6,837,000, or $0.56 per share, for the six months ended December 31, 2001, primarily as a result of the reasons described above.

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

      In the Primary battery segment, the cost of batteries sold increased $5,318,000, from $21,094,000 in 2001 to $26,412,000 in 2002, mainly related to increased sales volume. As a percent of total primary battery sales, cost of primary products sold improved from 95% for the year ended June 30, 2001 to 84% for the year ended June 30, 2002, reflecting improved manufacturing efficiencies related to higher volumes and the impact from certain of the cost savings initiatives referred to above, as well as the ongoing positive effects from the implementation of lean manufacturing disciplines.

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

      Other Income (Expense). Interest income decreased $611,000 from $702,000 for the year ended June 30, 2001 to $91,000 for the year ended June 30, 2002. This decrease is mainly the result of lower average balances of cash and investment securities, as well as lower interest rates. Interest expense decreased $154,000 from $536,000 in 2001 to $382,000 in 2002 as a result of lower average balances of debt. Equity loss in UTI was $954,000 (as restated - refer to Note 2 to the consolidated financial statements) in Fiscal 2002 compared with a loss of $2,338,000 in Fiscal 2001. The Fiscal 2002 results included a $1,096,000 favorable adjustment recorded in July 2001 to correct cumulative net gains pertaining to the manner in which the Company accounted for this equity investment in Fiscal 2001 and Fiscal 2000. The Company determined that this cumulative adjustment was not significant enough to warrant a restatement for those periods. Miscellaneous income (expense) changed from an expense of $124,000 in 2001 to income of $320,000 in 2002, primarily as a result of unrealized gains on foreign currency transactions due mainly to the strengthening of the U.K. pounds sterling relative to the U.S. dollar.

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

      Other Income (Expense). Net interest income decreased $743,000 from $909,000 for the year ended June 30, 2000 to $166,000 for the year ended June 30, 2001. The decrease in interest income is the result of lower average balances on cash and investment securities that were used for operations. The equity loss of $2,338,000 in Fiscal 2001 and $818,000 in Fiscal 2000 resulted from the Company's ownership interest in its venture in Taiwan. The increase in the equity loss includes compensation expense related to a stock distribution to UTI employees totaling $2,500,000. The Company recognized approximately $900,000 equity loss for the transaction representing its share of the total UTI expense. The gain on sale of securities of $3,147,000 in fiscal 2000 resulted from the sale of the Company's investment in Intermagnetics General Corporation common shares. No similar sale of securities occurred in 2001.

      Net Losses. Net losses increased $7,020,000, or approximately 69%, from $10,242,000, or $0.94 per share, for the year ended June 30, 2000 to $17,262,000, or $1.55 per share, for the year ended June 30, 2001, primarily as a result of the reasons described above.

Liquidity and Capital Resources

      As of December 31, 2002, cash equivalents and available for sale securities totaled $1,324,000, excluding restricted cash of $50,000. During the six months ended December 31, 2002, the Company used $3,111,000 of cash in operating activities as compared to $5,534,000 for the six months ended December 31, 2001. Cash used in operations in the six months ended December 31, 2002 was mainly the result of the Company's operating loss, net of non-cash items such as depreciation. Also during the six months ended December 31, 2002, inventories rose $1,180,000 due to the increased production activity for the recent military orders. Compared with the six months ended December 31, 2001, cash used in operations declined $2,423,000 primarily as a result of decreasing operating losses net of depreciation. In the six months ended December 31, 2002, the Company used $341,000 to purchase plant, property and equipment, a significant decrease from the $1,538,000 expended in the same period a year ago.

      Months cost of sales in inventory at December 31, 2002 was 1.9 months as compared to 2.3 months at December 31, 2001. This metric is indicative of the Company's continuing focus to improve purchasing procedures and inventory controls. The Company's Days Sales Outstanding (DSOs) was an average of 58 days for the last six months of 2002, compared with an average of 54 days for the same six-month period in 2001. This modest slowdown in collections is mainly attributable to general economic conditions, as well as increased business with non-U.S. customers who typically have more favorable payment terms and take longer to pay than the U.S. customers.

      At December 31, 2002, the Company had a capital lease obligation outstanding of $103,000 for the Company's Newark, New York offices and manufacturing facilities.

      As of December 31, 2002, the Company had made commitments to purchase approximately $881,000 of production machinery and equipment.

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

      In December 2000 and June 2001, the Company and its commercial lender agreed to revise downward the adjusted net worth covenant to better reflect the Company's equity position at that particular time. In October 2001, this lending institution informed the Company that its borrowing availability under its $20,000,000 credit facility had been effectively reduced to zero as a result of a recent appraisal of its fixed assets. In February 2002, the Company and its primary lending institution amended the credit facility. The amended facility was reduced to a total of $15,000,000, mainly due to the reduction in the appraised valuation of fixed assets that limited the borrowing capacity under the term loan component, as well as to minimize the cost of unused line fees. Certain definitions were also revised which increased the Company's available borrowing base. In addition, the minimum net worth covenant was effectively reduced to approximately $19,200,000 after adjustments for fixed asset impairment charges. At December 31, 2002, the Company was in compliance with this covenant. The term loan component was revised to an initial $2,733,000 based on the valuation of the Company's fixed assets (of which $2,066,000 was outstanding on the term loan at December 31, 2002). The Company has no additional borrowing capacity on the term loan component above the current amount outstanding. The principal associated with the term loan is continuing to be repaid over a 5-year amortization period from the initial date of the credit facility in June 2000. The revolving credit component of the overall credit facility comprises the remainder of the total potential borrowing capacity. There was no balance outstanding on the revolving credit facility as of December 31, 2002. As of December 31, 2002, the credit facility was scheduled to expire in June 2003. On March 25, 2003, the Company amended its credit facility with its primary lending bank, extending the agreement to June 30, 2004, and obtaining additional borrowing flexibility. As a result, the Company has classified the portion of this debt that is due and payable beyond one year as a long-term liability on the December 31, 2002 Consolidated Balance Sheet. (See Notes 6 and 14 for additional information.)

      The loans bear interest at prime-based or LIBOR-based rates, at the discretion of the Company, depending on outstanding cash balances. At December 31, 2002, the rate was 5.75%. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. The total amount available under the term loan component is reduced by outstanding letters of credit. The Company had $3,800,000 outstanding on a letter of credit as of December 31, 2002, supporting the Company's $4,000,000 equipment lease. The Company's additional borrowing capacity under the revolver component of the credit facility as of December 31, 2002 was approximately $1,300,000.

      In March 2001, the Company initiated a $2,000,000 operating lease line of credit with a third party leasing agency. Under this arrangement, the Company had various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, the Company expanded its leasing arrangement with a third party leasing agency. The revision increased the amount of the lease line from $2,000,000 to $4,000,000. The increase in the line was used to fund capital expansion plans for manufacturing equipment that has allowed increased capacity within the Company's Primary business unit. The lease line had been fully utilized as of June 30, 2002. The Company's quarterly lease payment is approximately $226,000, and the lease expires in July 2007. In conjunction with this lease, the Company was initially required to maintain a $3,800,000 letter of credit, and the amount required decreases periodically over the term of the lease. The letter of credit was issued by the Company's primary lending institution, which diminishes the Company's overall borrowing availability under the revolver component of the overall credit facility. The Company has explored alternatives to collateralize this letter of credit in order to alleviate this restriction. There can be no assurance that the Company will be successful in this pursuit.

      The Company is optimistic about its future prospects and growth potential. However, the recent rapid growth of the business has created a near-term need for certain machinery, equipment and working capital in order to enhance capacity and build product to meet demand. The Company continues to explore other sources of capital, including utilizing its unleveraged assets as collateral for additional borrowing capacity, issuing debt and raising equity through a private or public offering. Although it is evaluating these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.

      During the Fiscal 2002, the Company raised capital through two private equity transactions. First, in July 2001, the Company completed a $6,800,000 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. The second transaction occurred in April 2002, when the Company closed on a $3,000,000 private placement consisting of common equity and a $600,000 convertible note. Initially, 801,333 shares were issued. The note, which was issued to one of the Company's directors, converted into 200,000 shares of common stock upon shareholder approval at the December 2002 Annual Meeting.


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

Outlook

      Looking ahead for the full calendar year of 2003, the Company is optimistic about its sales prospects and the status of the manufacturing operations. At this time, the Company expects revenues to reach at least $50 million, more than a 50% increase over the comparable 12 months in the period ended December 31, 2002. The Company is projecting growth in all major product areas within its business -- 9-volt, cylindrical and rechargeable. The most significant growth is expected to be driven by growing demand from the U.S. and U.K. military organizations, where orders for new business began in late 2002 and early 2003. The results in each of the quarters, however, can be subject to significant fluctuations as the timing of customer orders is not easily predictable. In particular, 9-volt revenues are dependent upon continued demand from the Company's customers, some of which are dependent upon retail sell-through. Similarly, revenues from sales of cylindrical products, primarily to military customers, are dependent upon a variety of factors, including the timing of the battery solicitation process within the military, the Company's ability to successfully win contract awards, successful qualification of the Company's products in the applicable military applications, and the timing of order releases against such contracts. Some of these factors are outside of the Company's direct control.

      For instance, in June 2002, the Company was awarded the top award, 60%, of the U.S. Army's Next Gen II 5-year procurement of Small Cylindrical Batteries. Orders on this contract, though, have yet to begin, and it is difficult to determine when such orders may start. In July 2002, the Company also submitted a proposal on the Large Cylindrical Battery procurement under the Next Gen II procurement, and an award by the Army is still pending. The Large Rectangular Battery solicitation for bids has yet to be issued by the U.S. Army. It is difficult to determine at this time when the U.S. Army will issue the solicitations or make any award decisions. While the Company is optimistic about its chances of winning a substantial portion of the contracts with this program, the ultimate outcome is uncertain. This solicitation process is significantly behind the original schedule mainly as a result of the U.S. government's diversion relating to the terrorist attacks on September 11, 2001. A significant portion of the Company's growth projections is dependent upon its success and participation in this Next Gen II program.

      In light of the delays in the Next Gen II procurement process, however, the Company has recently been awarded other significant contracts with the U.S. Army. In particular, in December 2002, the Company announced that it was awarded $14,400,000 of orders for UBI5390 batteries that the U.S. Army uses for various communications devices, to be delivered from February 2003 through July 2003. In March 2003, the Company announced that it had received orders for more than $3,300,000 from the U.K. Ministry of Defence for batteries shipments to be completed over the next three to four months.

      The Company has a fairly substantial fixed cost infrastructure to support its overall operations. Increasing volumes of sales and production will generate favorable returns to scale in the range of 30% to 50%. Conversely, decreasing volumes will result in the opposite effect. During Fiscal 2002, the Company was able to significantly reduce costs through various cost savings actions, moving it closer to its cash generation and profitability targets. As the Company continues to grow and leverage this infrastructure, it believes that sustainable profitability can be achieved. The Company believes that quarterly revenues in the range of $9,500,000 will allow it to achieve operating cash breakeven, depending on the Company's overall product mix. The Company also believes that quarterly revenues in the range of $11,000,000 to $12,000,000, depending on mix, should allow the Company to be able to report a profit.

      Due to the strong order volume that it has experienced recently across all product lines, the Company expects to set a new quarterly revenue record in the March 2003 quarter, in the range of $12,000,000. While the demand from military customers has increased significantly and is a primary factor for the Company's rapid growth, its 9-volt and high rate businesses are also showing strong growth. Although its rechargeable revenues remain modest, the Company continues to be optimistic about the contribution that this business segment can make to the Company. For the full calendar year of 2003, the Company believes that its goal of breaking $50,000,000 in revenue, a 50% increase over the $33,000,000 reported for the twelve-month period ended December 31, 2002, is clearly achievable. The Company also believes that it will be generating operating cash and will be profitable in each of the four quarters in calendar 2003.

      As a result of the cost savings actions taken during Fiscal 2002 that significantly impacted the Rechargeable segment and the associated development efforts in this area, research and development costs will continue to be less than in previous years. Going forward throughout 2003, the Company plans to continue its recent successful efforts related to new cylindrical battery development for applications that initially have a military focus, but often have sizeable commercial applications as well. As such, the Company expects that its costs related to research and development will remain in approximately the same quarterly range as what the Company experienced during Transition 2002.

      While the Company continues to monitor its operating costs very tightly, it expects that its selling, general and administrative costs may increase modestly over the level achieved in Transition 2002 on an annualized basis, mainly due to general cost increases.

      As a result of the recent order activity in all areas of the business, most notably from the rapid demand from the U.S. military, the Company has made certain commitments to purchase certain machinery and equipment to ensure that production bottlenecks are minimized and to increase overall capacity. Compared to the expenditures made in Transition 2002, the Company expects that spending for capital projects will increase somewhat in calendar 2003. The Company carefully evaluates its projects and will only make capital investments when necessary and when there is typically a very quick payback.

      The Company continually explores its financing alternatives, including utilizing its unleveraged assets as collateral for additional borrowing capacity, refinancing current debt or issuing new debt, and raising equity through a private or public offering. In March 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. The 90-day, $500,000 note, which accrues interest at 7.5% per annum, can be converted into 125,000 shares of common stock at $4.00 per share, at the option of the note holder. If the Company were to default on this obligation, the note would instead convert into 250,000 shares of common stock at $2.00 per share. In addition, the Company amended its credit facility with its primary lending bank, extending the agreement to June 30, 2004, and obtaining additional borrowing flexibility. Although the Company is confident that it will be successful in continuing to arrange adequate financing to support its growth, there can be no assurance that the Company will be able to do so. Therefore, this could have a material adverse effect on the Company's business, financial position and results of operations.

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

Revenue recognition:

      Battery Sales -- Revenues from the sale of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred.

      Technology   Contracts  --  The  Company   recognizes  revenue  using  the
      percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

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

Impairment of Long-Lived Assets:

      The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected discounted future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.

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

Investments in Affiliates:

      The Company reviews the appropriateness of the carrying value of its investments in affiliates. Typically, investments in which the Company holds a greater than 50% interest are recorded by the Company on a consolidated basis of accounting, investments in which the Company hold between 20% and 50% are accounted for using the equity method of accounting, and investments in which the Company holds less than a 20% interest are recorded using the cost method.

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others Indebtedness." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The only material guarantees that the Company has in accordance with FASB Interpretation No. 45 are product warranties. All such guarantees have been appropriately recorded in the financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. The Company currently applies the intrinsic value method and has no plans to convert to the fair value method.

      In December 2002, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation requires companies to reevaluate their accounting for certain investments in "variable interest entities." A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Variable interest entities are to be consolidated if the Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. The Company has no investments in variable interest entities.

Risk Factors

Dependence on Continued Demand for the Company's Existing Products

      A substantial portion of the Company's business depends on the continued demand for products sold by OEMs using the Company's batteries. Therefore, the Company's success depends significantly upon the success of the OEMs' products in the marketplace. The Company is subject to many risks beyond its control that influence the success or failure of a particular product manufactured by an OEM, including: competition faced by the OEM in its particular industry, market acceptance of the OEM's product, the engineering, sales, marketing and management capabilities of the OEM, technical challenges unrelated to the Company's technology or products faced by the OEM in developing its products, and the financial and other resources of the OEM.

      For instance, in the fiscal year ended June 30, 2002, 59% of the Company's revenues were comprised of sales of its 9-volt batteries, and of this, approximately 30% pertained to sales to smoke alarm OEMs in the U.S. In the six-month period ended December 31, 2002, 56% of the Company's revenues were comprised of sales of its 9-volt batteries, and of this, approximately 14%
pertained to sales to smoke alarm OEMs in the U.S. If the retail demand for long-life smoke detectors decreases significantly, this could have a material adverse effect on the Company's business, financial condition and results of operations.

      Similarly, in the fiscal year ended June 30, 2002, 19% of the Company's revenues were comprised of sales of U.S. cylindrical batteries, and of this, approximately 62% pertained to sales made directly or indirectly to the U.S. military. In the six-month period ended December 31, 2002, 20% of the Company's revenues were comprised of sales of U.S. cylindrical batteries, and of this, approximately 90% pertained to sales made directly or indirectly to the U.S. military. If the demand for cylindrical batteries from the U.S. military were to decrease significantly, this could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of the Company's Rechargeable Battery Business

      Although the Company is in production of certain rechargeable cells and batteries, it has not achieved wide market acceptance. The Company cannot assure that volume acceptance of its rechargeable products will occur due to the highly competitive nature of the business. There are many new company and technology entrants into the marketplace, and the Company must continually reassess the market segments in which its products can be successful and seek to engage customers in these segments that will adopt the Company's products for use in their products. In addition, these companies must be successful with their products in their markets for the Company to gain increased business. Increased competition, failure to gain customer acceptance of products or failure of the Company's customers in their markets could have a further adverse effect on the Company's rechargeable battery business.

Risks Relating to Growth and Expansion

      Rapid growth of the Company's battery business could significantly strain management, operations and technical resources. If the Company is successful in obtaining rapid market growth of its batteries, the Company will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. For example, the large orders recently received from the U.S. and U.K. military for the Company's cylindrical products are straining the current capacity capabilities of the Company and require additional equipment and time to build a sufficient support infrastructure. This demand also creates working capital issues for the Company, as it needs increased liquidity to fund purchases of raw materials and supplies. The Company cannot assure, however, that business will rapidly grow or that its efforts to expand manufacturing and quality control activities will be successful or that the Company will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. The Company will also be required to continue to improve its operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on the Company's business, financial condition and results of operations.

Dependence on U.S. and U.K. Military Procurement of Batteries

      The Company will continue to develop both primary and rechargeable battery products to meet the needs of the U.S. and U.K. military forces. The Company believes it has a high probability for success in solicitations for these batteries. Any delay of solicitations by, or future failure of, the U.S. or the U.K. governments to purchase batteries manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Primary Batteries -- The primary (non-rechargeable) battery industry is characterized by intense competition with a number of companies offering or seeking to develop products similar to the Company's. The Company is subject to competition from manufacturers of primary batteries, such as carbon-zinc, alkaline and lithium batteries in various configurations, including 9-volt, AAA, AA, C, D, 2/3 A and other cell sizes. Manufacturers of primary batteries include The Gillette Company (Duracell), Energizer Holdings, Inc., Rayovac Corp., Sanyo Electric Co. Ltd., Sony Corp., and Matsushita

Electric Industrial Co., Ltd. (Panasonic). Manufacturers of specialty lithium batteries include Saft, Eagle Picher Industries and Friwo Silberkraft GmbH.

      Many of these companies have substantially greater resources than the Company, and some have the capacity and volume of business to be able to produce their products more efficiently than the Company at the present time. In addition, these companies are developing batteries using a variety of battery technologies and chemistries that are expected to compete with the Company's technology. If these companies successfully market their batteries before the introduction of the Company's products, there could be a material adverse effect on the Company's business, financial condition and results of operations.

      Rechargeable Batteries -- The rechargeable battery industry is also characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to the Company's. The Company is subject to competition from manufacturers of traditional rechargeable batteries, such as nickel-cadmium batteries, from manufacturers of rechargeable batteries of more recent technologies, such as nickel-metal hydride, lithium ion liquid electrolyte and lithium polymer batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Manufacturers of nickel-cadmium and/or nickel-metal hydride batteries include Sanyo Electric Co. Ltd., Sony Corp., Toshiba Corp., Saft and Matsushita Electric Industrial Co., Ltd. (Panasonic), among others. Manufacturers of lithium ion liquid electrolyte batteries currently include Saft-Soc des ACC, Sony Corp., Toshiba Corp., Matsushita Electric Industrial Co., Ltd., Sanyo Electric Co. Ltd., Sony Corp., E-one Moli Energy Ltd., BYD Co. Ltd., Samsung SDI Co., Ltd., Shenzhen B&K Electronic Co. Ltd., and Ultralife Taiwan, Inc., among others. Manufacturers of lithium polymer batteries currently include Valence Technology, Inc., Sony Corp., Amperex Technology Ltd., Danionics A/S, Finecell Co. Ltd., LG Chemical, Ltd., SKC, Samsung SDI Co., Ltd., Ultralife Taiwan, Inc., and Kokam Engineering Co., Ltd.

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

Dependence on Key Personnel

      Because of the specialized, technical nature of the business, the Company is highly dependent on certain members of management, marketing, engineering and technical staff. The loss of these services or these members could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to developing manufacturing capacity to produce high volumes of advanced rechargeable batteries, the Company must attract, recruit and retain a sizeable workforce of technically competent employees. The Company's ability to pursue effectively its business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. The Company cannot assure that it will be able to retain or recruit this type of personnel.

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

      National, state and local laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and/or of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at the present or former facilities or at facilities to which it has sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers that could have a material adverse effect on business, financial condition and results of operations. In addition, the U.S. Department of Transportation and certain foreign regulatory agencies that consider lithium to be a hazardous material regulate the transportation of batteries that contain lithium metal. The Company currently ships lithium batteries in accordance with regulations established by the U.S. Department of Transportation. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture the Company's batteries or restricting disposal of batteries will not be imposed or how these regulations will affect the Company or its customers.

      In connection with the Company's purchase/lease of the Newark, New York facility in 1998, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company has sought proposals from engineering firms to complete the remedial work contained in the work plan, but it is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

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

Risks Related to China Joint Venture Program

      In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in Changzhou, China, for the production and distribution in and from China of 2/3A lithium primary batteries. Changzhou Ultra Power Battery Co., Ltd., a company organized in China ("China Battery"), purchased certain technology, equipment, training and consulting services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6.0 million to the Company over the first two years of the agreement, of which approximately $5.6 million has been paid. The Company attempted to collect the balance due under this contract. However, China Battery has indicated that it will not make these payments until certain contractual issues have been resolved. Due to China Battery's questionable willingness to pay, the Company wrote off in fiscal 1997 the entire balance owed as well as its investment aggregating $805,000. Since China Battery has not purchased technology, equipment, training or consulting services to produce batteries other than 2/3A lithium batteries, the Company does not believe that China Battery has the capacity to become a competitor. The Company does not anticipate that the manufacturing or marketing of 2/3A lithium batteries will be a substantial portion of its product line in the future. However, in December 1997, China Battery sent a letter demanding reimbursement of an unspecified amount of losses they have incurred plus a refund for certain equipment that was sold to China Battery. The Company has attempted to initiate negotiations to resolve the dispute. However, an agreement has not yet been reached. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim which, if successful, could have a material adverse effect on the business, financial condition and results of operations. The Company believes that such a claim is without merit.

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

Risks Related to Product Warranty Claims

      The Company typically offers warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. The Company also offers a 10-year warranty on its 9-volt batteries that are used in ionization-type smoke detector applications. The Company provides for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event the Company experiences a significant increase in warranty claims, there is no assurance that the Company's reserves are sufficient. This could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Company's Ability to Finance Ongoing Operations and Projected Growth

      While the Company believes that its revenue growth projections and its ongoing cost controls will allow it to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if the Company will be able to achieve its projections. The Company's future cash flows from operations, combined with its accessibility to cash and credit, may not be sufficient to allow the Company to finance ongoing operations or to make required investments for future growth. The Company may need to seek additional credit or access capital markets for additional funds. There is no assurance that the Company would be successful in this regard.

Risks Related to Maintaining Debt Obligations

      The Company has certain debt covenants that must be maintained, most notably a requirement with its primary lending institution to meet certain levels of net worth. There is no assurance that the Company will be able to continue to meet these debt covenants in the future. If the Company defaults on any of its debt covenants and it is unable to renegotiate credit terms in order to comply with such covenants, this could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Arthur Andersen LLP Being the Company's Past Auditors

      There may be no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the financial statements audited by them, due to the fact that Arthur Andersen LLP was convicted on June 15, 2002 of federal obstruction of justice arising form the government's investigation of Enron Corp.

      Arthur Andersen LLP consented to the inclusion of their report in the annual reports and registration statements the Company filed prior to June 30, 2002. The Company's inability to include in future registration statements or reports financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP's consent to the inclusion of their report on the Company's 2000 and 2001 financial statements may impede the Company's access to the capital markets.

      Should the Company seek to access the public capital markets, Securities and Exchange Commission (SEC) rules will require the Company to include or incorporate by reference in any prospectus three years of audited financial statements. Until the Company's audited financial statements for the fiscal year ending December 31, 2004 become available, the SEC's current rules would require the Company to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time, the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case the Company would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, the Company's current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of the Company's former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on the Company's audited financial statements for the years ended June 30, 2000 and June 30, 2001, and investors in any subsequent offerings for which the Company uses their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, the Company's financing costs may increase or the Company may miss attractive market opportunities if either the annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC's requirements or those statements are used in a prospectus but investors are not entitled to recovery against Arthur Andersen auditors for material misstatements or omissions in them.

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

      In the six months ended December 31, 2002, approximately 82% of the Company's sales were denominated in U.S. dollars. The remainder of the Company's sales was denominated in U.K. pounds sterling and euros. A 10% change in the value of the pound sterling or the euro to the U.S. dollar would have impacted the Company's revenues in that six month period by less than 2%. The Company monitors the relationship between the U.S. dollar and other currencies on a continuous basis and adjusts sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 37.

                                                                          Page
                                                                          ----
Report of Independent Accountants,
   PricewaterhouseCoopers  LLP                                             37

Report of Independent Public Accountants,
   Arthur Andersen LLP                                                     38

Consolidated Financial Statements:

      Consolidated Balance Sheets as of December 31, 2002, and
          June 30, 2002 and 2001                                           39

      Consolidated Statements of Operations for the six months
          ended December 31, 2002 and the years ended
          June 30, 2002, 2001 and 2000                                     40

      Consolidated Statements of Changes in Shareholders' Equity and
          Accumulated  Other  Comprehensive  Loss  for  the six
          months  ended  December  31, 2002 and the years ended
          June 30, 2002, 2001 and 2000                                     41

      Consolidated Statements of Cash Flows for the six months
          ended December 31, 2002
          and the years ended June 30, 2002, 2001 and 2000                 42

      Notes to Consolidated Financial Statements                           43

Financial Statement Schedules:

         Schedule II -- Valuation and Qualifying Accounts                  67

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Ultralife Batteries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and its subsidiary at December 31, 2002 and June 30, 2002, and the results of their operations and their cash flows for the six months ended December 31, 2002 and the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of June 30, 2001 and for each of the two years in the period ended June 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001).

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York
March 28, 2003

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

/s/ ARTHUR ANDERSEN LLP

Rochester, New York
August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001)

                        ULTRALIFE BATTERIES, INC.
                       CONSOLIDATED BALANCE SHEETS
            (Dollars in Thousands, Except Per Share Amounts)

                                                                              December 31,         June 30,
                                                                              ------------  --------------------
                                 ASSETS                                           2002         2002        2001
                                                                                  ----         ----        ----
Current assets:
   Cash and cash equivalents                                                   $  1,322     $  2,016    $    494
   Restricted cash                                                                   50          201         540
   Available-for-sale securities                                                      2            2       2,573
   Trade accounts receivable (less allowance for doubtful
     accounts of $297 at December 31, 2002 and $272 and
     $262 at June 30, 2002 and 2001, respectively)                                6,200        6,049       3,379
   Other receivables                                                                  0            0         736
   Inventories                                                                    5,813        4,633       5,289
   Prepaid expenses and other current assets                                        968          845         912
                                                                               --------     --------    --------
       Total current assets                                                      14,355       13,746      13,923

Property, plant and equipment                                                    15,336       16,134      32,997

Other assets:
  Investment in UTI                                                               1,550        4,258          --
  Technology license agreements (net of accumulated amortization of $1,318 at December 31, 2002 and  $1,268 and $1,168 at
      June 30, 2002 and 2001, respectively)                                         133          183         283
                                                                               --------     --------    --------
                                                                                  1,683        4,441         283
                                                                               --------     --------    --------

Total Assets                                                                   $ 31,374     $ 34,321    $ 47,203
                                                                               ========     ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of debt and capital lease obligations                       $    816     $  3,148    $  1,065
   Accounts payable                                                               4,283        3,091       3,755
   Accrued compensation                                                             134          255         427
   Accrued vacation                                                                 439          439         259
   Other current liabilities                                                      1,472        1,863       1,596
                                                                               --------     --------    --------
       Total current liabilities                                                  7,144        8,796       7,102

Long -- term liabilities:
   Debt and capital lease obligations                                             1,354          103       2,648
   Grant                                                                            633           --          --
                                                                               --------     --------    --------
                                                                                  1,987          103       2,648

Commitments and contingencies (Note 7)

Shareholders' Equity:
   Preferred stock, par value $0.10 per share, authorized
      1,000,000 shares; none outstanding                                             --           --          --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares;
      issued -- 13,579,519 at December 31, 2002 and
     13,379,519 and 11,488,186 at June 30, 2002 and 2001, respectively            1,358        1,338       1,149
   Capital in excess of par value                                               115,251      113,103      99,389
   Accumulated other comprehensive income (loss)                                 (1,016)        (856)     (1,058)
   Accumulated deficit                                                          (90,972)     (87,860)    (61,724)
                                                                               --------     --------    --------
                                                                                 24,621       25,725      37,756

   Less --Treasury stock, at cost -- 727,250 shares                               2,378          303         303
                                                                               --------     --------    --------
        Total shareholders' equity                                               22,243       25,422      37,453
                                                                               --------     --------    --------

Total Liabilities and Shareholders' Equity                                     $ 31,374     $ 34,321    $ 47,203
                                                                               ========     ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                  6 Months Ended
                                                   December 31,          Year ended June 30,
                                                  --------------   ------------------------------
                                                      2002           2002       2001       2000
                                                      ----           ----       ----       ----
Revenues                                            $ 15,599       $ 32,515   $ 24,163   $ 24,514
Cost of products sold                                 14,707         31,168     27,696     25,512
                                                    --------       --------   --------   --------

Gross margin                                             892          1,347     (3,533)      (998)

Operating and other expenses (income):
  Research and development                             1,106          4,291      3,424      5,306
  Selling, general, and administrative                 3,441          7,949      8,009      7,385
  Impairment of long lived assets                         --         14,318         --        --
                                                    --------       --------   --------   --------
Total operating and other expenses, net                4,547         26,558     11,433     12,691
                                                    --------       --------   --------   --------
Operating loss                                        (3,655)       (25,211)   (14,966)   (13,689)

Other income (expense):
  Interest income                                         41             91        702        958
  Interest expense                                      (192)          (382)      (536)       (49)
  Gain on sale of securities                              --             --         --      3,147
  Equity loss in UTI                                  (1,273)          (954)    (2,338)      (818)
  Gain on sale of UTI stock                            1,459             --         --         --
  Miscellaneous income (expense)                         508            320       (124)       209
                                                    --------       --------   --------   --------
Loss before income taxes                              (3,112)       (26,136)   (17,262)   (10,242)

Income taxes                                              --             --         --         --
                                                    --------       --------   --------   --------

Net loss                                            $ (3,112)      $(26,136)  $(17,262)   (10,242)
                                                    ========       ========   ========   ========

Net loss per share, basic and diluted               $  (0.24)      $  (2.11)  $  (1.55)  $  (0.94)
                                                    ========       ========   ========   ========

Weighted average number of shares outstanding,
  basic and diluted                                   12,958         12,407     11,141     10,904
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

                            ULTRALIFE BATTERIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                                                                                   Accumulated
                                                                                                      Other
                                                                                                  Comprehensive
                                                                                                  Income (Loss)
                                                                                                  -------------
(Dollars in Thousands)                                 Common                                        Foreign
                                                        Stock            Common     Capital in       Currency
                                                      Number of          Stock      excess of       Translation
                                                       Shares            Amount     Par Value       Adjustment
                                                    ------------         ------     ----------      -----------
Balance as of June 30, 1999                           10,512,386        $ 1,051     $  93,605       $  (101)

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                         (590)
      Unrealized net loss on securities
         Other comprehensive loss
Comprehensive loss
Shares issued to UTI                                     700,000             70         3,168
Shares issued under stock option plans and
  other stock options                                    197,900             20         2,017
                                                      ----------        -------     ---------       -------
Balance as of June 30, 2000                           11,410,286        $ 1,141     $  98,790       $  (691)
                                                      ----------        -------     ---------       -------

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                         (368)
      Unrealized net loss on securities
         Other comprehensive loss
Comprehensive loss
Shares issued under stock option plans and
  other stock options                                     77,900              8           599
                                                      ----------        -------     ---------       -------
Balance as of June 30, 2001                           11,488,186        $ 1,149     $  99,389       $(1,059)
                                                      ----------        -------     ---------       -------

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                          202
      Unrealized net loss on securities
         Other comprehensive loss
Comprehensive loss
Shares issued under private stock offerings            1,891,333            189         8,502
UTI change in ownership transactions and other                                          5,212

Balance as of June 30, 2002                           13,379,519        $ 1,338     $ 113,103       $  (857)

Comprehensive loss:
    Net loss
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                         (159)
      Unrealized net loss on securities
         Other comprehensive loss
Comprehensive loss
Shares issued under private stock offerings              200,000             20           580
UTI change in ownership transactions and other                                          1,568
Treasury shares reaquired from UTI

                                                      ----------        -------     ---------       -------
Balance as of December 31, 2002                       13,579,519        $ 1,358     $ 115,251       $(1,016)
                                                      ----------        -------     ---------       -------

                                                         Accumulated
                                                            Other
                                                        Comprehensive
                                                        Income (Loss)
                                                        -------------
                                                         Unrealized
                                                         Net Gain on   Accumulated    Treasury
                                                         Securities      Deficit       Stock        Total
                                                         -----------   -----------    --------      -----
Balance as of June 30, 1999                                $ 368       $(34,220)      $  (303)     $ 60,400

Comprehensive loss:
    Net loss                                                            (10,242)                    (10,242)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                         (590)
      Unrealized net loss on securities                     (366)                                      (366)
                                                                                                   --------
         Other comprehensive loss                                                                      (956)
                                                                                                   --------
Comprehensive loss                                                                                  (11,198)
                                                                                                   --------
Shares issued to UTI                                                                                  3,238
Shares issued under stock option plans and
  other stock options                                                                                 2,037
                                                           -----       --------       -------      --------
Balance as of June 30, 2000                                $   2       $(44,462)      $  (303)     $ 54,477
                                                           -----       --------       -------      --------

Comprehensive loss:
    Net loss                                                            (17,262)                    (17,262)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                         (368)
      Unrealized net loss on securities                       (1)                                        (1)
                                                                                                   --------
         Other comprehensive loss                                                                      (369)
                                                                                                   --------
Comprehensive loss                                                                                  (17,631)
                                                                                                   --------
Shares issued under stock option plans and
  other stock options                                                                                   607
                                                           -----       --------       -------      --------
Balance as of June 30, 2001                                $   1       $(61,724)      $  (303)     $ 37,453
                                                           -----       --------       -------      --------

Comprehensive loss:
    Net loss                                                            (26,136)                    (26,136)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                          202
      Unrealized net loss on securities                                                                  --
         Other comprehensive loss                                                                       202
                                                                                                   --------
Comprehensive loss                                                                                  (25,934)
                                                                                                   --------
Shares issued under private stock offerings                                                           8,691
UTI change in ownership transactions and other                                                        5,212

Balance as of June 30, 2002                                $   1       $(87,860)      $  (303)     $ 25,422

Comprehensive loss:
    Net loss                                                             (3,112)                     (3,112)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                                         (159)
      Unrealized net loss on securities                       (1)                                        (1)
                                                                                                   --------
         Other comprehensive loss                                                                      (160)
                                                                                                   --------
Comprehensive loss                                                                                   (3,272)
                                                                                                   --------
Shares issued under private stock offerings                                                             600
UTI change in ownership transactions and other                                                        1,568
Treasury shares reaquired from UTI                                                     (2,075)       (2,075)
                                                           -----       --------       -------      --------
Balance as of December 31, 2002                            $  --       $(90,972)      $(2,378)     $ 22,243
                                                           -----       --------       -------      --------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  Six Months Ended
                                                                    December 31,                  Year Ended June 30,
                                                                  ----------------      --------------------------------------
                                                                        2002               2002           2001          2000
                                                                        ----               ----           ----          ----
OPERATING ACTIVITIES
Net loss                                                             $ (3,112)          $(26,136)      $(17,262)     $(10,242)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                           1,407              4,393          3,656         1,941
Loss on asset disposal                                                      4                 --             --            --
Foreign exchange (gain) / loss                                           (445)              (320)           155            97
Gain on sale of securities                                                 --                 --             --        (3,147)
Equity loss in UTI                                                      1,273                954          2,338           818
Gain on sale of UTI stock                                              (1,459)                --             --            --
Impariment of long lived assets                                            --             14,318             --            --
Provision for loss on accounts receivable                                  25                 10             (6)           42
Provision for inventory obsolescence                                      128                 (4)            12           410
Changes in operating assets and liabilities:
  Accounts receivable                                                    (176)            (2,640)            83            56
  Inventories                                                          (1,308)               750            381        (1,074)
  Prepaid expenses and other current assets                              (128)               799           (471)          936
  Accounts payable and other current liabilities                          680               (323)           708          (369)
                                                                      -------           --------          -----      --------
Net cash used in operating activities                                  (3,111)            (8,199)       (10,406)      (10,532)
                                                                      -------           --------          -----      --------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                (341)            (2,330)        (4,367)       (2,946)
Proceeds from sale leaseback                                               --                995             --        (3,237)
Proceeds from asset disposal                                                8                 --             --            --
Proceeds from sale of UTI stock                                         2,393                 --             --            --
Purchase of securities                                                     --             (8,424)       (26,794)      (70,934)
Sales of securities                                                       151             11,334         22,905        46,064
Maturities of securities                                                   --                 --         13,702        37,504
                                                                      -------           --------          -----      --------
Net cash provided by investing activities                               2,211              1,575          5,446         6,451
                                                                      -------           --------          -----      --------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                     --              8,691            607         5,275
Proceeds from issuance of debt                                             --                600             --         4,423
Proceeds from grant                                                       633                 --             --            --
Principal payments under long-term debt and capital leases               (481)            (1,062)          (941)          (91)
                                                                      -------           --------          -----      --------
Net cash (used in) provided by financing activities                       152              8,229           (334)        9,607
                                                                      -------           --------          -----      --------
Effect of exchange rate changes on cash                                    54                (83)            76          (590)
                                                                      -------           --------          -----      --------
Change in cash and cash equivalents                                      (694)             1,522         (5,218)        4,936
                                                                      -------           --------          -----      --------
Cash and cash equivalents at beginning of period                        2,016                494          5,712           776
                                                                      -------           --------          -----      --------
Cash and cash equivalents at end of period                            $ 1,322           $  2,016          $ 494      $  5,712
                                                                      =======           ========          =====      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                $    76           $    374       $    538      $     42
Cash paid for taxes                                                   $    --           $     --       $     --      $     --

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                (Dollars in Thousands, Except Per Share Amounts)

Note 1 -- Summary of Operations and Significant Accounting Policies

a.    Description of Business

      Ultralife Batteries, Inc. develops, manufactures and markets a wide range of standard and customized lithium primary (non-rechargeable), lithium ion and lithium polymer rechargeable batteries for use in a wide array of applications. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. The Company has focused on manufacturing a family of lithium primary batteries for military, industrial and consumer applications, which it believes is one of the most comprehensive lines of lithium manganese dioxide primary batteries commercially available. The Company also supplies rechargeable lithium ion and lithium polymer batteries for use in portable electronic applications.

      Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as "Transition 2002". The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as "fiscal" years. For instance, the year ended June 30, 2002 is referred to as "Fiscal 2002", and the year ended June 30, 2001 is referred to as "Fiscal 2001". Certain unaudited financial information for the six-month period ended December 31, 2001 is presented in Note 16 for comparative purposes.

      For several years, the Company has incurred net operating losses primarily as a result of funding research and development activities and, to a lesser extent, incurring manufacturing and selling, general and administrative costs. During Fiscal 2002, the Company realigned its resources to bring costs more in line with revenues, moving the Company closer to achieving operating cash breakeven and profitability. In addition, the Company refined its rechargeable strategy to allow it to be more effective in the marketplace. The Company believes it has the ability over the next 12 months to finance its operations primarily from internally generated funds, or through the use of additional financing that currently is available to the Company.

b.    Principles of Consolidation

      The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary, Ultralife Batteries UK, Ltd. ("Ultralife UK"). Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company does not have a controlling interest are typically accounted for using the equity method, if the Company's interest is greater than 20%. Investments in entities in which the Company has less than a 20% ownership interest are typically accounted for using the cost method.

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

e.    Restricted Cash

      The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of some of its debt and lease agreements. All cash is retained for application against required escrows for debt obligations, including certain letters of credit supporting lease obligations and any excess borrowings from the Company's revolving credit facility. A portion of the restricted cash pertaining to certain lease obligations is released periodically as payments are made to reduce outstanding debt. With respect to the Company's revolving credit facility, the Company's primary lending institution will restrict cash if the borrowing base (consisting of receivables and inventory) does not sufficiently cover the outstanding borrowings on any particular day. As of December 31, 2002, the Company had $50 in restricted cash with a certain lending institution primarily for letters of credit supporting a corporate credit card program. There was no cash restricted at December 31, 2002 pertaining to the Company's revolving credit facility. As of June 30, 2002, the Company had $251 in restricted cash primarily for letters of credit supporting leases for a building and some computer equipment.

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

i.    Long-Lived Assets and Intangibles

      The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected discounted future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. The Company recorded an asset impairment of $14,318 in Fiscal 2002 in connection with the fixed assets in its rechargeable business (see Note 3). The Company did not record any impairments of long-lived assets in the six-month period ended December 31, 2002, or in the fiscal years ended June 30, 2001 or 2000.

j.    Technology License Agreements

      Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired a technology license agreement for an initial payment of $1,000 in May 1994. Royalties are payable at a rate of 8% of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company. The royalties can be reduced under certain circumstances based on the terms of this agreement. The agreement is amortized using the straight-line method over 10 years. Amortization expense was $50, $100, $100, and $100 in the six months ended December 31, 2002 and the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

k.    Translation of Foreign Currency

      The financial statements of the Company's foreign affiliates are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Exchange gains (losses) included in net loss for the six-month period ended December 31, 2002 and for the years ended June 30, 2002, 2001 and 2000 were $445, $320, $(155), and $97, respectively.

l.    Revenue Recognition

      Battery Sales -- Revenues from the sale of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred.

      Technology Contracts -- The Company recognizes revenue using the percentage of completion method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

m.    Warranty Reserves

      The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.

n.    Shipping and Handling Costs

      Costs incurred by the Company related to shipping and handling are included in Cost of products sold. Amounts charged to customers pertaining to these costs are reflected as a contra-expense in Cost of products sold.

o.    Advertising Expenses

      Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $72, $213, $335 and $64 for the six-month period ended December 31, 2002 and for the years ended June 30, 2002, 2001 and 2000, respectively.

p.    Research and Development

      Research and development expenditures are charged to operations as incurred.

q.    Environmental Costs

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

r.    Income Taxes

      The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse. The Company recorded no income tax benefit relating to the net operating loss generated during the six months ended December 31, 2002 and the fiscal years ended June 30, 2002, 2001 and 2000, as such income tax benefit was offset by an increase in the valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

s.    Concentration of Credit Risk

      In Transition 2002, the Company had one customer, the U.S. Army / CECOM, which comprised more than 10% of the Company's revenues. The Company believes that the loss of this customer could have a material adverse effect on the Company. The Company's relationship with this customer is good.

      In Fiscal 2002, the Company had two customers, UNICOR and Kidde plc, each of which comprised more than 10% of the Company's revenues. While the demand from each of these customers has diminished as a percent of total revenues since June 2002 mainly as a result of growing demand from other customers, the Company's relationship with these customers is good.

      Currently, the Company does not experience significant seasonal trends in primary battery revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The smoke detector OEM market segment comprised approximately 19% of total primary revenues in Transition 2002. Additionally, a lower demand from the U.S. and U.K. Governments could result in lower sales to military and government users.

      The Company generally does not distribute its products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. The Company does not normally obtain collateral on trade accounts receivable.

t.    Fair Value of Financial Instruments

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2002 and June 30, 2002, 2001 and 2000. Fair values have been determined through information obtained from market sources.

u.    Earnings Per Share

      The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities calculated using the treasury stock method, if any. No dilution for common share equivalents is included in the six-month period ended December 31, 2002 or in the fiscal years ended June 30, 2002, 2001 and 2000 as the effects would be anti-dilutive. For all periods reported, diluted earnings per share were the equivalent of basic earnings per share due to the net loss. There were 2,125,549, 2,562,640, 2,278,800, and 2,202,380 outstanding stock options and warrants as of December 31, 2002 and June 30, 2002, 2001 and 2000, respectively, that were not included in EPS for those periods as the effect would be anti-dilutive. (See Note 8.)

v.    Stock-Based Compensation

      The Company has various stock-based employee compensation plans, which are described more fully in Note 8. The Company applies Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost is reflected in net loss. The effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS

No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of SFAS No. 123" (as discussed below in Recent Accounting Pronouncements), to stock-based employee compensation is as follows:

                                                   Transition 2002   Fiscal 2002   Fiscal 2001   Fiscal 2000
                                                   ---------------   -----------   -----------   -----------
Net income (loss), as reported                        ($3,112)        ($26,136)     ($17,262)     ($10,242)
Add: Stock-based employee compensation expense
included in reported net loss, net of related
tax effects
                                                           --               --            --            --
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                      (415)          (1,291)       (2,335)       (2,091)
Pro forma net income (loss)                           ($3,527)        ($27,427)     ($19,597)     ($12,333)

Earnings (loss) per share:
    Basic and diluted -- as reported                   ($0.24)          ($2.11)       ($1.55)       ($0.94)
    Basic and diluted -- pro forma                     ($0.27)          ($2.21)       ($1.75)       ($1.13)

w.    Segment Reporting

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

x.    Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others Indebtedness." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The only material guarantees that the Company has in accordance with FASB Interpretation No. 45 are product warranties. All such guarantees have been appropriately recorded in the financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. The Company currently applies the intrinsic value method and has no plans to convert to the fair value method.

      In December 2002, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation requires companies to reevaluate their accounting for certain investments in "variable interest entities." A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Variable interest entities are to be consolidated if the Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. The Company has no investments in variable interest entities.

y.    Reclassifications

      Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2 -- Investments

      The following is a summary of available-for-sale securities:

                                                   Unrealized      Estimated
     December 31, 2002                 Cost           Gain        Fair Value
     -----------------                 ----           ----        ----------
     Commercial Paper and other ...  $     2         $   --         $     2
                                     =======         ======         =======

                                                   Unrealized      Estimated
     June 30, 2002                     Cost           Gain        Fair Value
     -------------                     ----           ----        ----------
     Commercial Paper and other ...  $     2         $   --         $     2
                                     =======         ======         =======

                                                    Unrealized      Estimated
     June 30, 2001                     Cost           Gain         Fair Value
     -------------                     ----           ----         ----------
     Commercial Paper and other ...  $   613         $   --         $   613
     U.S. corporate bonds .........    2,499              1           2,500
                                     -------         ------         -------
                                     $ 3,112         $    1         $ 3,113
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

      The following is a summary of the cost, which approximates fair value, of the Company's available-for-sale securities by contractual maturity:

                                        December 31,           June 30,
                                            2002          2002         2001
                                        ------------      ----         ----
            At Cost:
            Less than one year              $ 2           $  2      $ 1,112
            More than one year               --             --        2,000
                                            ---           ----      -------
               Total                        $ 2           $  2      $ 3,112
                                            ===           ====      =======

Note 3 -- Impairment of Long-Lived Assets

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

Note 4 -- Supplemental Balance Sheet Information

      The composition of inventories was:

                                            December 31,  June 30,     June 30,
                                                2002        2002         2001
                                            ------------    ----         ----
   Raw materials .........................   $ 3,259      $ 2,680      $ 2,595
   Work in process .......................     1,882        1,338        1,233
   Finished products .....................     1,207        1,022        1,872
                                             -------      -------      -------
                                               6,348        5,040        5,700
   Less: Reserve for obsolescence ........       535          407          411
                                             -------      -------      -------
                                             $ 5,813      $ 4,633      $ 5,289
                                             =======      =======      =======

         The composition of property,
           plant and equipment was:

   Land ..................................   $   123      $   123       $   123
   Buildings and Leasehold Improvements ..     1,619        1,619         1,608
   Machinery and Equipment ...............    28,772       26,308        37,891
   Furniture and Fixtures ................       319          312           291
   Computer Hardware and Software ........     1,405          915         1,375
   Construction in Progress ..............       291        2,531         2,984
                                             -------      -------       -------
                                              32,529       31,808        44,272
   Less:  Accumulated Depreciation .......    17,193       15,674        11,275
                                             -------      -------       -------
                                             $15,336      $16,134       $32,997
                                             =======      =======       =======

Note 5 -- Operating Leases

      The Company leases various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $611, $801, $500 and $333 for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2002 are as follows: 2003 - $1,206, 2004 - $1,188, 2005 - $1,179, 2006 - $1,173, and
thereafter - $1,854.

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

Note 6 -- Debt and Capital Leases

New York Power Authority

      In May 1999, the Company borrowed approximately $150 from New York Power Authority (NYPA) that was used toward the construction of a solvent recovery system. The annual interest rate on the loan was 6%. The loan was being repaid in 24 equal monthly payments and expired in July 2001.

Convertible Note to Director

      In conjunction with the Company's private placement offering in April 2002, a note was issued to one of the Company's directors. The note converted into 200,000 shares of the Company's common stock upon the approval of shareholders at the Company's Annual Meeting in December 2002. All shares were issued at $3.00 per share.

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

      In October 2001, this lending institution informed the Company that its borrowing availability under its $20,000 credit facility had been effectively reduced to zero as a result of a recent appraisal of its fixed assets. In February 2002, the Company and its primary lending institution amended the credit facility. The amended facility was reduced to $15,000 mainly due to the reduction in the valuation of fixed assets that limited the borrowing capacity under the term loan component, as well as to minimize the cost of unused line fees. The term loan component was revised to an initial $2,733 based on the valuation of the Company's fixed assets (of which $2,067 was outstanding on the term loan at December 31, 2002). The Company has no additional borrowing capacity on the term loan component above the current amount outstanding. The principal associated with the term loan is being repaid over a 5-year amortization period. In March 2003, the Company amended its credit facility, extending the agreement to June 30, 2004, among other things. As a result, the Company has classified the portion of this debt that is due and payable beyond one year as a long-term liability on the December 31, 2002 Consolidated Balance Sheet. (See Note 14 for additional information on the Company's subsequent amendment to this credit facility.)

      The revolving credit facility component comprises the remainder of the total potential borrowing capacity under the overall credit facility. There was no balance outstanding on the revolving credit facility as of December 31, 2002. Certain definitions were revised with the February 2002 amendment, resulting in an increase in the Company's available borrowing base. In addition, the minimum net worth covenant was effectively reduced to approximately $19,200, after adjustments for fixed asset impairment charges. At December 31, 2002, the Company is in compliance with this covenant.

      The loans bear interest at prime-based or LIBOR-based rates, at the discretion of the Company. At December 31, 2002, the rate was 5.75%. The Company also pays a facility fee on the unused portion of the commitment. The loan is secured by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. The lending institution has the right to periodically reappraise the Company's underlying assets throughout the term of the credit facility, which could potentially reduce the Company's borrowing availability. In addition, in the event of a default (which could include a material adverse change in the business, assets or prospects of the Company), the lending institution could terminate the credit facility. The total amount available under the revolver component is reduced by outstanding letters of credit. The Company had $3,800 outstanding on a letter of credit as of December 31, 2002, supporting the Company's $4,000 equipment lease. The Company's additional borrowing capacity as of December 31, 2002 was approximately $1,300.

Capital Leases

      The Company has one capital lease. The capital lease commitment is for the Newark, New York facility which provides for payments (including principal and interest) of $28 per year from December 2002 through 2007. Remaining interest on the lease is approximately $38. At the end of this lease term, the Company is required to purchase the facility for one dollar.

Payment Schedule

      Principal payments under the current amount outstanding of the long-term debt and capital leases is as follows:

                                                 Capital
                                    Credit        Lease-
                                   Facility      Building     Total
                                   --------      --------     -----
              Calendar 2003        $   800        $ 16       $  816
                       2004          1,267          18        1,285
                       2005             --          20           20
                       2006             --          23           23
        2007 and thereafter             --          26           26
                                   -------        ----       ------
                                     2,067         103        2,170
     Less:  Current portion            800          16          816
                                   -------        ----       ------
                  Long-term        $ 1,267        $ 87       $1,354
                                   =======        ====       ======

Letters of Credit

      The Company maintains a $50 letter of credit that supports its corporate credit card account. Also, in connection with the $4,000 operating lease line that the Company initiated in March 2001, the Company maintains a $3,800 letter of credit, which expires in July 2007. The $3,800 letter of credit declines gradually at certain points over time as the obligation it is associated with diminishes.

Note 7 -- Commitments and Contingencies

a.    China Program

      In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in China for the production and distribution of batteries. The Company made an investment of $284 of a total anticipated investment of $405 which would represent a 15% interest in the China Program and accounted for this investment using the cost method. Changzhou Ultra Power Battery Co., Ltd., a company organized in China ("China Battery"), purchased from the Company certain technology, equipment, training and consulting services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6,000 to the Company over the first two years of the agreement, of which approximately $5,600 has been paid. The Company has been attempting to collect the balance due under this contract. China Battery has indicated that these payments will not be made until certain contractual issues have been resolved. Due to the Chinese partner's questionable willingness to pay, the Company wrote off in fiscal 1997 the entire balance owed to the Company as well as the Company's investment. In December 1997, China Battery sent to the Company a letter demanding reimbursement of losses they have incurred plus a refund for certain equipment that the Company sold to China Battery. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim, which, if successful, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that such a claim is without merit.

b.    Indemnity Agreement

      The Company has an Indemnity Agreement with each member of its Board of Directors and corporate officers. The agreement provides that the Company will reimburse directors or officers for all expenses, to the fullest extent permitted by law and the Company by-laws, arising out of their performance as agents or trustees of the Company.

c.    Purchase Commitments

      As of December 31, 2002, the Company has made commitments to purchase approximately $881 of production machinery and equipment.

d.    Royalty Agreement

      Technology underlying certain products of the Company is based in part as non-exclusive transfer agreements. The Company made an original payment for such technology and is required to make royalty and other payments in the future that incorporate the licensed technology.

e.    Government Grants/Loans

      The Company has been able to obtain certain grants/loans from governments agencies to assist with various funding needs.

      In March 1998, the Company received a $500 grant from the Empire State Development Corporation to fund certain equipment purchases. The grant was contingent upon the Company achieving and maintaining minimum employment levels for a period of five years. If annual levels of employment were not maintained, a portion of the grant might have become repayable. Through the first four years of the grant period, the Company met the requirements. The Company believes that it has also met the requirements in the fifth and final year, and it has recognized this portion of the grant into income. However, there is some uncertainty with the interpretation of the grant agreement, and it is possible that the Company may be required to repay $100 of the grant. The Company believes that the likelihood of a repayment is remote, and it is discussing its position with the Empire State Development Corporation accordingly. At December 31, 2002, there is no balance pertaining to this grant on the balance sheet.

      In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan will assist in funding current capital expansion plans that the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. In August 2002, the $750 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400 for costs it had incurred to date for equipment purchases applicable under this grant/loan. As of December 31, 2002, the total funds advanced to the Company were $633. The remaining $117 under this grant/loan will be reimbursed as the Company incurs additional expenses and submits requests for reimbursement. Certain employment levels are required to be met and maintained for a period of three years. If the Company does not meet its employment quota, it may adversely affect reimbursement requests, or the grant will be converted to a loan that will be repaid over a five-year period. The Company has initially recorded the proceeds from this grant/loan as a long-term liability, and will only amortize these proceeds into income as the certainty of meeting the employment criteria become definitive.

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

g.    Product Warranties

      The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during Transition 2002 were as follows:

      Balance at June 30, 2002                                        $221
      Accruals for warranties issued                                    25
      Changes in accruals related to pre-existing warranties            --
      Settlements made                                                (10)
                                                                      ----
      Balance at December 31, 2002                                    $236

h.    Legal Matters

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

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiffs' counsel has accepted the terms of the proposed settlement, amounting to $175 for the Company, and the matter must now be approved by the Court and by the shareholders comprising the class. Based on the terms of the proposed settlement, the Company has established reserves for its share of the settlement costs and associated expenses.

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company has sought proposals from engineering firms to complete the remedial work contained in the work plan, but it is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

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

Note 8 -- Shareholders' Equity

a.    Preferred Stock

      The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2002, no preferred shares were issued or outstanding.

b.    Common Stock

      The Company has authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.

      In July 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share.

      In April 2002, the Company issued 801,333 shares of its common stock at $3.00 per share in a private placement. In conjunction with this offering, another 200,000 shares were issued in December 2002 to one of the Company's directors, upon conversion of a convertible debenture (see Note 6).

c.    Stock Options

      The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for its stock-based compensation plans has been recognized in the Company's Consolidated Statements of Operations. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". If the Company had elected to recognize compensation expense for all of the Company's stock-based compensation based on the fair value of the options at grant date as prescribed by SFAS No.123, the Company's net loss would have been $3,527, $27,427, $19,597 and $12,333 for the six-month period ended December 31, 2002 and for the years ended June 30, 2002, 2001 and 2000, compared with the reported losses of $3,112, $26,136, $17,262 and $10,242, respectively. Loss per share would have been $0.27, $2.21, $1.75 and $1.13 in the six months ended December 31, 2002 and in the years ended June 30, 2002, 2001 and 2000, respectively, as compared to reported loss per share of $0.24, $2.11, $1.55 and $0.94, respectively. The effect of SFAS No. 123 in the pro forma disclosures may not be indicative of future amounts.

      For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the six-month period ended December 31, 2002 and in the fiscal years 2002, 2001, and 2000:

                                         Transition  Fiscal    Fiscal    Fiscal
                                            2002      2002      2001      2000
      -------------------------------------------------------------------------
      Risk-free interest rate                2.2%      3.6%      4.8%      6.4%
      Volatility factor                     75.9%     75.8%     75.8%     74.1%
      Weighted average expected life
        (years)                                4         4         4         6
      Weighted average fair value of
        options granted                     $1.72     $2.13     $3.56     $5.48

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

      The shareholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options ("ISOs") or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of December 31, 2002, there were 1,003,900 stock options outstanding under this plan.

      Effective March 1, 1995, the Company established the 1995 stock option plan and granted the former Chief Executive Officer ("CEO") options to purchase 100,000 shares at $14.25 per share under this plan. Of these shares, 60,000 vested prior to his termination and subsequently expired on March 1, 2001. There were no other grants under the 1995 stock option plan. In October 1992, the Company granted, to the former CEO, options to purchase 225,000 shares of Common Stock at $9.75 per share outside of any of the stock option plans. The options vested through June 1997 and expired in October 2002. As of December 31, 2002, there were no stock options outstanding under this plan.

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

      Effective December 2000, the Company established the 2000 stock option plan which is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000, to a total of 1,000,000. Options granted under the 2000 plan are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. As of December 31, 2002, there were 512,649 stock options outstanding under this plan.

      The following  table  summarizes  data for the stock options issued by the
Company:

                               Transition 2002           Fiscal 2002              Fiscal 2001             Fiscal 2000
                               ---------------           -----------              -----------             -----------
                                          Weighted                Weighted                Weighted               Weighted
                                          Average                 Average                 Average                 Average
                                          Exercise                Exercise                Exercise                Exercise
                             Number        Price      Number       Price        Number      Price       Number     Price
                            of Shares    Per Share   of Shares   Per Share    Of Shares   Per Share   of Shares  Per Share
                            ---------    ---------   ---------   ---------    ---------   ---------   ---------  ---------
Shares under option at
   beginning of year......   2,441,140       $6.90   2,266,300        $7.95   2,189,880       $8.68   1,721,460       $10.16
Options granted...........     110,549        3.01     461,000         3.78     341,600        7.06   1,033,500         6.59
Options exercised.........          --          --          --           --     (77,900)       7.77    (202,000)       10.22
Options canceled..........    (535,140)       9.27    (286,160)        9.92    (187,280)      14.28    (363,080)        8.94
                             ---------               ---------                ---------               ---------
Shares under option at
   end of year ...........   2,016,549       $6.05   2,441,140        $6.90   2,266,300       $7.95   2,189,880        $8.68
                             ---------               ---------                ---------               ---------
Options exercisable at
   end of year ...........   1,118,269       $6.74   1,289,200        $8.13     675,480      $10.09     633,320       $10.49

      The following table represents additional information about stock options outstanding at December 31, 2002:

                               Options Outstanding                                          Options Exercisable
------------------------------------------------------------------------------------------------------------------------------
                                                       Weighted-
                                                        Average
                                  Number               Remaining           Weighted-            Number            Weighted-
     Range of                  Outstanding             Contractual          Average           Exercisable          Average
  Exercise Prices          at December 31, 2002           Life          Exercise Price    at December 31, 2002  Exercise Price
------------------------------------------------------------------------------------------------------------------------------
      $2.74 - $4.15              542,149                  5.19               $3.49              164,249             $3.31
      $4.31 - $5.19              547,500                  2.53               $5.15              357,500             $5.15
      $5.36 - $7.75              548,600                  3.45               $6.77              253,520             $6.70
     $7.87 - $14.88              378,300                  1.05               $9.99              343,000            $10.07
------------------------------------------------------------------------------------------------------------------------------
     $2.74 - $14.88            2,016,549                  3.22               $6.05            1,118,269             $6.74

d.    Warrants

      In March 1998, the Company issued warrants to purchase 12,500 shares of its common stock to the Empire State Development Corporation in connection with a $500 grant. Proceeds of the grant were used to fund certain equipment purchases and are contingent upon the Company achieving and maintaining minimum employment levels. The warrants could have been exercised through December 31, 2002 at an exercise price equal to 60% of the average closing price for the 10 trading days preceding the exercise date, but not less than the average closing price of the Company's common stock during the 20 trading days prior to the grant. The warrants expired on December 31, 2002.

      In July 2001, the Company issued warrants to purchase 109,000 shares of its common stock to H.C. Wainwright & Co., Inc. and other affiliated individuals that participated as investment bankers in the $6,800 private placement of 1,090,000 shares of common stock that was completed at that time. The warrants, all of which remain outstanding as of December 31, 2002, have an exercise price of $6.25 per share and the term of the warrants is five years.

e.    Reserved Shares

      The Company has reserved 2,612,900 shares of common stock under the various stock option plans and warrants as of December 31, 2002, and 2,685,950, 2,588,200 and 2,266,225 as of June 30, 2002, 2001 and 2000, respectively.

Note 9 -- Income Taxes

      Foreign and domestic loss carryforwards totaling approximately $78,816 are available to reduce future taxable income. Foreign loss carryforwards of $12,519 can be carried forward indefinitely. The domestic net operating loss carryforward of $66,297 expires through 2022. If it is determined that a change in ownership as defined under Internal Revenue Code Section 382 has occurred, the net operating loss carryforward will be subject to an annual limitation.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $253, $9,856, $3,143 and $2,445 for the six months ended December 31, 2002 and for the years ended June 30, 2002, 2001 and 2000, respectively, to offset the deferred tax assets based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals.

      Significant components of the Company's deferred tax liabilities and assets are as follows:

                                             December 31,         June 30,
                                                 2002         2002       2001
                                             ------------     ----       ----
Deferred tax liabilities:
     Investments                              $    202     $    348   $      1
     Property, plant and equipment               3,124        2,766        913
                                              --------     --------   --------
Total deferred tax liabilities                   3,326        3,114        914

Deferred tax assets:
     Impairment of long-lived assets             4,868        4,868          -
     Net operating loss carryforward            26,297       25,678     18,560
     Other                                         372          526        456
                                              --------     --------   --------

Total deferred tax assets                       31,537       31,072     19,016
Valuation allowance for deferred tax assets    (28,211)     (27,958)   (18,102)
                                              --------     --------   --------

Net deferred tax assets                          3,326        3,114        914
                                              --------     --------   --------

Net deferred tax assets/liabilities           $     --     $     --   $     --

      There were no income taxes paid for the six months ended December 31, 2002 or the years ended June 30, 2002, 2001 and 2000. For financial reporting purposes, income (loss) from continuing operations before income taxes included the following:

                            December 31,            June 30,
                                2002            2002        2001       2000
                            ------------        ----        ----       ----
   United States              $(2,168)       $(23,848)   $(13,999)  $ (7,658)
   Foreign                       (944)         (2,288)     (3,263)    (2,584)
                              -------        --------    --------   --------
   Total                      $(3,112)       $(26,136)   $(17,262)  $(10,242)

      There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at December 31, 2002.

      The Company's effective tax benefit is lower than would be expected if the statutory rate was applied to the pretax loss because the Company has recorded an increase in the valuation allowance for deferred tax assets equal to the tax benefit of the current year net operating loss carryforwards due to the uncertainty of future operating results. Accordingly, the effective tax rate is 0.0% for the six months ended December 31, 2002 and each of the years ended June 30, 2002, 2001 and 2000.

Note 10 -- 401(k) Plan

      The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contributions. Effective January 1, 2001, the Board of Directors approved Company matching of employee contributions up to a maximum of 4% of the employee's income. Prior to this, the maximum contribution for participants was 3%. In January 2002, the employer match was suspended in an effort to conserve cash. For the six-month period ended December 31, 2002 and for the years ended June 30, 2002, 2001 and 2000, the Company contributed $0, $162, $234 and $150, respectively.

Note 11 -- Related Party Transactions

      During 2000, the Company sold the majority of its investment in Intermagnetics General Corporation (IGC) common stock and realized a gain on sale of securities of $3,147. IGC was considered a related party since certain directors of the Company served as officers or directors of IGC.

      In conjunction with the Company's private placement offering in April 2002, a convertible debenture was issued to one of the Company's directors. The debenture converted into 200,000 shares of the Company's common stock as a result of the Company's shareholders vote to approve the conversion which occurred at the Company's Annual Meeting in December 2002. All shares were issued at $3.00 per share.

      In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. See Note 13 for additional information.

Note 12 -- Business Segment Information

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company reports its results in four operating segments: Primary Batteries, Rechargeable Batteries, Technology
Contracts and Corporate. The Primary Batteries segment includes 9-volt batteries, cylindrical batteries and various non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company's lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Corporate segment consists of all other items that do not specifically relate to the three other segments and are not considered in the performance of the other segments.

Transition 2002

                                           Primary     Rechargeable   Technology
                                          Batteries     Batteries     Contracts    Corporate    Total
                                          ---------    ------------   ----------   ---------    -----
Revenues                                  $ 15,232        $  274         $ 93       $    --    $ 15,599
Segment contribution                           623          (906)          69        (3,441)     (3,655)
Interest income, net                                                                   (151)       (151)
Other income (expense), net                                                             694         694
Income taxes                                                                             --          --
                                                                                               --------
Net loss                                                                                         (3,112)

Long-lived assets                           10,609         2,840           --         3,570      17,019
Total assets                                21,914         3,455          93          5,912      31,374
Capital expenditures                           253            --           --            88         341
Depreciation and amortization expense          843           359           --           205       1,407

Fiscal 2002

                                           Primary     Rechargeable   Technology
                                          Batteries     Batteries     Contracts    Corporate    Total
                                          ---------    ------------   ----------   ---------    -----
Revenues                                  $ 31,334        $  445        $ 736       $    --    $ 32,515
Segment contribution                         3,276       (20,612)          73        (7,948)    (25,211)
Interest income, net                                                                   (291)       (291)
Other income (expense), net                                                            (634)       (634)
Income taxes                                                                             --          --
                                                                                               --------
Net loss                                                                                       (26,136)

Long-lived assets                           11,761         3,198           --         5,616      20,575
Total assets                                21,351         4,256           33         8,681      34,321
Capital expenditures                         1,884           333           --           113       2,330
Depreciation and amortization expense        1,425         2,312           --           656       4,393

Fiscal 2001

                                           Primary     Rechargeable   Technology
                                          Batteries     Batteries     Contracts    Corporate    Total
                                          ---------    ------------   ----------   ---------    -----
Revenues                                  $ 22,105        $  370        $1,688      $    --    $ 24,163
Segment contribution                           443        (7,551)          151       (8,009)    (14,966)
Interest income, net                                                                    166         166
Other income (expense), net                                                          (2,462)     (2,462)
Income taxes                                                                             --          --
                                                                                               --------
Net loss                                                                                        (17,262)

Long-lived assets                           11,628        19,490           280        1,882      33,280
Total assets                                18,609        21,166           303        7,125      47,203
Capital expenditures                         2,241         1,382            --          744       4,367
Depreciation and amortization expense        1,159         2,153             1          343       3,656

Fiscal 2000

                                           Primary     Rechargeable   Technology
                                          Batteries     Batteries     Contracts    Corporate    Total
                                          ---------    ------------   ----------   ---------    -----
Revenues                                  $ 21,840      $     25       $ 2,649     $     --    $ 24,514
Segment contribution                       (1,244)       (5,306)           246      (7,385)     (13,689)
Interest income, net                                                                    909         909
Other income (expense), net                                                           2,538       2,538
Income taxes                                                                             --          --
                                                                                               --------
Net loss                                                                                       (10,242)

Long-lived assets                           10,892        19,985           281        4,349      35,507
Total assets                                19,171        20,632           493       24,164      64,460
Capital expenditures                         1,377         1,012            --          557       2,946
Depreciation and amortization expense        1,128           591             1          221       1,941

Geographical Information

                                         Revenues                                     Long-Lived Assets
                         Transition    Fiscal     Fiscal     Fiscal         Transition   Fiscal    Fiscal     Fiscal
                            2002        2002       2001       2000             2002       2002      2001       2000
                         ----------    ------     ------     ------         ----------   ------    ------     ------
United States              $10,602    $21,208    $15,715    $13,587          $13,030    $16,605    $29,139    $30,685
United Kingdom               2,352      3,853      1,797      2,874            3,989      3,970      4,141      4,822
Hong Kong                      437      3,330      3,347      3,211               --         --         --         --
Europe, excluding
United Kingdom               1,309      2,518      1,572      2,812               --         --         --         --
Other                          899      1,606      1,732      2,030               --         --         --         --
                           -------    -------    -------    -------          -------    -------    -------    -------
Total                      $15,599    $32,515    $24,163    $24,514          $17,019    $20,575    $33,280    $35,507

Note 13 -- Investment in Affiliate

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

      Due to subsequent sales of UTI common stock to third parties to raise additional capital, the Company's equity interest was reduced to approximately 30% as of September 30, 2002. As a result of these "change in interest" transactions, the Company's share of UTI's underlying net assets actually increased, creating gains on the transactions that were recorded as adjustments in additional paid in capital on the balance sheet. These increases in additional paid in capital amounted to $1,573 in Transition 2002 and $5,212 in Fiscal 2002. (The Company was precluded from recognizing gains from these "change in interest" transactions in its consolidated statement of income because UTI was a development stage company.)

      Until October 2002, the Company accounted for its investment in UTI using the equity method of accounting. The Company recorded equity losses in UTI in the Company's consolidated statement of income of $1,273 in Transition 2002 and $954, $2,338, and $818 in Fiscal 2002, 2001 and 2000, respectively.

      In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. In exchange, the Company received total consideration of $2,393 in cash and the return of 700,000 shares of Ultralife common stock. As a result of this transaction, the Company reported gain of $1,459 from the sale of its UTI stock. Since the Company's investment in UTI has fallen below 20% and the Company does not have any significant influence over the ongoing operations of UTI, the Company now accounts for this investment using the cost method. The carrying value of the investment on the Company's balance sheet as of December 31, 2002 was $1,550. The Company does not guarantee the obligations of UTI and is not required to provide any additional funding.

      Summarized financial statement information for the unconsolidated venture for the periods during which the Company accounted for its investment in UTI under the equity method of accounting is as follows:

                                                       (unaudited)
      Condensed Statements of Operations           Year Ended June 30,
                                             2002         2001          2000
                                             ----         ----          ----
      Net revenue                          $   101      $    --       $    --
      Cost of Sales                         (1,573)          --            --
      Operating loss                        (8,360)      (7,540)       (1,897)
      Net loss                              (8,784)      (6,637)       (1,778)

      Condensed Balance Sheets                    June 30,
                                               2002     2001
                                             -------   -------
      Current assets                         $ 5,902   $11,577
      Non-current assets                      60,271    35,238
                                             -------   -------
                                             $66,173   $46,815
                                             =======   =======
      Current liabilities                    $12,372    $2,663
      Non-current liabilities                 16,260     6,362
      Shareholders' equity                    37,541    37,790
                                             -------   -------
                                             $66,173   $46,815
                                             =======   =======

Note 14 -- Subsequent Events

      On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. The 90-day, $500,000 note, which accrues interest at 7.5% per annum, can be converted into 125,000 shares of common stock at $4.00 per share, at the option of the note holder. If the Company were to default on this obligation, the note would instead convert into 250,000 shares of common stock at $2.00 per share.

      On March 25, 2003, the Company's primary lending bank agreed to amend the Company's credit facility. Among other things, this amendment included an extension of the credit agreement through June 30, 2004, a release of accounts receivable at the Company's U.K. subsidiary in order to allow that subsidiary to obtain its own revolving credit facility with a U.K. bank, and a formula adjustment in the borrowing base that enhanced the eligible receivables related to the U.S. military in recognition of the increasing business with the U.S. Army.

Note 15 -- Selected Quarterly Information (unaudited)

      The following table presents reported net revenues, gross margin (net sales less cost of products sold), net loss and net loss per share, basic and diluted, for each quarter during the past two years:

                                               Quarter ended
                                          -----------------------
     Transition  2002                       Sept. 28,     Dec. 31,                                  Transition
                                              2002          2002                                       Year
                                              ----          ----                                    ----------
     Revenues                               $ 6,847        $8,752                                   $ 15,599
     Gross margin                               129           763                                        892
     Net loss                                (2,737)         (375)                                    (3,112)
     Net loss per share, basic and
     diluted                                  (0.21)        (0.03)                                     (0.24)


                                                              Quarter ended
                                          ----------------------------------------------------
     Fiscal 2002                          Sept. 30,      Dec. 31,      March 31,      June 30,          Full
                                               2001          2001           2002          2002          Year
                                               ----          ----           ----          ----          ----
     Revenues                                $7,616        $7,459        $ 8,862       $ 8,578      $ 32,515
     Gross margin                              (448)         (212)           922         1,085         1,347
     Net loss                                (3,006)       (3,831)        (2,793)      (16,506)      (26,136)
     Net loss per share, basic and
     diluted                                  (0.25)        (0.31)         (0.23)        (1.28)        (2.11)


                                                              Quarter ended
                                          -----------------------------------------------------
     Fiscal 2001                          Sept. 30,      Dec. 31,      March 31,      June 30,          Full
                                               2000          2000           2001          2001          Year
                                               ----          ----           ----          ----          ----
     Revenues                                $6,851        $5,290        $ 5,817       $ 6,205      $ 24,163
     Gross margin                              (452)       (1,699)          (731)         (651)       (3,533)
     Net loss                                (3,104)       (5,737)        (3,921)       (4,500)      (17,262)
     Net loss per share, basic and
     diluted                                  (0.28)        (0.51)         (0.35)        (0.40)        (1.55)

Note 16 -- Transition Period Comparative Data

      The following table presents certain financial information for the six months ended December 31, 2002 and 2001, respectively.

                                           Six Months
                                        Ended December 31,
                                        2002           2001
                                        ----           ----
                                                   (Unaudited)

Revenues                               $15,599       $15,075

Gross margin                           $   892       $  (660)

Loss before income taxes               $(3,112)      $(6,837)
Income taxes                                --            --
Net loss                               $(3,112)      $(6,837)

Earnings per common share              $ (0.24)      $ (0.56)

Weighted average common shares
  outstanding                           12,958        12,140

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by Item 9 was previously reported in the Company's Form 10-K for the period ended June 30, 2002, filed with the SEC on September 27, 2002.

                                    PART III

      The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement ("Proxy Statement") to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's 2003 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference. For the information regarding securities authorized for issuance under equity compensation plans required by Regulation S-K Item 201(d), see PART I, Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section entitled "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's president and chief executive officer, along with the Company's vice president -- finance and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act 13a-14. Based upon that evaluation, the Company's president and chief executive officer, along with the Company's vice president -- finance and chief financial officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

      1.    Financial Statements

      The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this Report.

      2.    Financial Statement Schedules

            Schedule II -- Valuation and Qualifying Accounts     See Item 15 (d)

(b)   Reports on Form 8-K

      On December 12, 2002, Company filed a Form 8-K with the Securities and Exchange Commission indicating that the Company's Board of Directors approved changing the Company's fiscal year-end from June 30 to December 31. This change will be made for the period ending December 31, 2002. The Company will file a transition report on Form 10-K for the six-month period ending December 31, 2002.

      On February 26, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that Company announced its preliminary, unaudited financial results for the period ended December 31, 2002, referring to a press release that had been issued that same day. In the release, the Company indicated that it would likely need to restate prior period financial results relating to its equity investment in its affiliate, Ultralife Taiwan, Inc.

      On March 27, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that Company had amended its credit facility. On March 25, 2003, the Company's primary lending bank agreed to amend the Company's credit facility. Among other things, this amendment included an extension of the credit agreement through June 30, 2004, a release of accounts receivable at the Company's U.K. subsidiary in order to allow it to obtain its own revolving credit facility with a U.K. bank, and a formula adjustment in the borrowing base that enhanced the eligible receivables related to the U.S. military in recognition of the increasing business with the U.S. Army.

(c)   Exhibits. The following Exhibits are filed as a part of this Report:

     Exhibit
     Index         Description of Document                        Incorporated By Reference to:
     3.1a          Restated Certificate of Incorporation          Exhibit 3.1 of Registration Statement, File
                                                                  No. 33-54470 (the "1992 Registration
                                                                  Statement")
     3.1b          Amendment to Certificate of                    Exhibit 3.1 of the Form 10-Q for the fiscal
                   Incorporation of Ultralife Batteries,          quarter ended December 31, 2000, File No.
                   Inc.                                           0-20852 ("the 2000 10-Q")
     3.2           By-laws                                        Exhibit 3.2 of the 1992 Registration
                                                                  Statement
     4.1           Specimen Copy of Stock Certificate             Exhibit 4.1 of the 1992 Registration
                                                                  Statement
     10.1          Asset Purchase Agreement between the           Exhibit 10.1 of the 1992 Registration
                   Registrant, Eastman Technology, Inc.           Statement
                   and Eastman Kodak Company
     10.2          Joint Venture Agreement between                Exhibit 10.3 of the 1992 Registration
                   Changzhou Battery Factory, the Company         Statement
                   and H&A Company and related agreements
     10.3          1992 Stock Option Plan, as amended             Exhibit 10.7 of the 1992 Registration
                                                                  Statement

     Exhibit
     Index         Description of Document                        Incorporated By Reference to:
     10.4          Stock Option Agreement under the               Exhibit 10.10 of Form 10-Q for the fiscal
                   Company's 1992 Stock Option Plan for           quarter ended December 31, 1993, File No.
                   incentive stock options                        0-20852 (the "1993 10-Q"); (this Exhibit

     10.5          Stock Option Agreement under the               Exhibit 10.10 of the 1993 10-Q (this
                   Company's 1992 Stock Option Plan for           Exhibit may be found in SEC File No.
                   non-qualified options                          0-20852)
     10.6          Various amendments, dated January 4,           Exhibit 10.17 of the 1993 10-Q (this
                   1993 through January 18, 1993 to the           Exhibit may be found in SEC File No.
                   Agreement with the Changzhou Battery           0-20852)
                   Company
     10.7          Technology Transfer Agreement relating         Exhibit 10.19 of the Company's Registration
                   to Lithium Batteries (Confidential             Statement on Form S-1 filed on October 7,
                   treatment has been granted as to               1994, File No. 33-84888 (the "1994
                   certain portions of this agreement)            Registration Statement")
     10.8          Technology Transfer Agreement relating         Exhibit 10.20 of the 1994 Registration
                   to Lithium Batteries Confidential              Statement
                   treatment has been granted as to
                   certain portions of this agreement)
     10.9          Amendment to the Agreement relating to         Exhibit 10.24 of the Company's Form 10-K
                   rechargeable batteries. (Confidential          for the fiscal year ended June 30, 1996
                   treatment has been granted as to               (this Exhibit may be found in SEC File No.
                   certain portions of this agreement)            0-20852)
     10.10         Lease agreement between Wayne County           Exhibit 10.1 of the Company's Registration
                   Industrial Development Agency and the          Statement on Form S-3 filed on February 27,
                   Company, dated as of February 1, 1998          1998, File No. 333-47087
     10.11         Loan and Security Agreement dated June         Exhibit 10.33 of the Company's Report on
                   15, 2000 between Congress Financial            Form 10-K for the year ended June 30, 2000
                   Corporation (New England) and                  (the "2000 10-K")
                   Ultralife Batteries, Inc.
     10.12         Term Promissory Note dated June 15,            Exhibit 10.34 of the 2000 10-K
                   2000 between Congress Financial
                   Corporation (New England) and
                   Ultralife Batteries, Inc.
     10.13         Term Promissory Note dated June 15,            Exhibit 10.35 of the 2000 10-K
                   2000 between Congress Financial
                   Corporation (New England) and
                   Ultralife Batteries (UK), Ltd.
     10.14         Employment Agreement between the               Exhibit 10.36 of the 2000 10-K
                   Registrant and John D. Kavazanjian
     10.15         Second Amendment to Financing Agreement        Exhibit 10.1 of the Form 10-Q for the
                                                                  fiscal quarter ended December 31, 2000
     10.16         Third Amendment to Financing Agreement         Exhibit 10.38 of the Company's Report on
                                                                  Form 10-K for the year ended June 30, 2001
                                                                  (the "2001 10-K")
     10.17         Ultralife Batteries, Inc. 2000 Stock           Exhibit 99.1 of the Company's Registration
                   Option Plan                                    Statement on Form S-8 filed on May 15,
                                                                  2001, File No. 333-60984
     10.18         Lease Agreement between Winthrop               Exhibit 10.41 of the 2001 10-K
                   Resources and the Registrant
     10.19         Amended Lease Agreement between                Exhibit 10.1 of the Form 10-Q for the
                   Winthrop Resources and the Registrant          fiscal quarter ended December 31, 2001
     10.20         Senior Convertible Subordinated                Exhibit 4.1 of the Form 10-Q for the fiscal
                   Debenture Agreement                            quarter ended March 31, 2002 (the "March
                                                                  2002 10-Q")
     10.21         Fourth Amendment to Financing                  Exhibit 10.1 of the March 2002 10-Q
                   Agreements

     Exhibit
     Index         Description of Document                        Incorporated By Reference to:
     10.22         Employment Agreement between the               Exhibit 10.45 of the Company's Report on
                   Registrant and John D. Kavazanjian             Form 10-K for the year ended June 30, 2002
                                                                  (the "2002 10-K")
     10.23         Employment Agreement between the               Exhibit 10.46 of the 2002 10-K
                   Registrant and Joseph N. Barrella
     10.24         Employment Agreement between the               Exhibit 10.47 of the 2002 10-K
                   Registrant and William A. Schmitz
     10.25         Stock Purchase Agreement with                  Exhibit 10.1 of the Form 10-Q for the
                   Ultralife Taiwan, Inc.                         fiscal quarter ended September 28, 2002
     10.26         Subordinated Promissory Note with              Filed herewith
                   Hitschler, Kimelman Holdings, LLC
     10.27         Loan Agreement with Hitschler,                 Filed herewith
                   Kimelman Holdings, LLC
     10.28         Warrant Issued to Hitschler, Kimelman          Filed herewith
                   Holdings, LLC to Purchase Shares of
                   Common Stock
     10.29         Fifth Amendment to Financing                   Filed herewith
                   Agreements with Congress Financial
                   Corporation
     21            Subsidiaries                                   Filed herewith
     23.1          Consent of PricewaterhouseCoopers LLP          Filed herewith
     99            CEO and CFO Certifications                     Filed herewith

(d)   Financial Statement Schedules.

      The following financial statement schedules of the Registrant are filed herewith:

      Schedule II -- Valuation and Qualifying Accounts

                                                                           Additions
                                                                           Charged to
                                                              Charged to     Other                        December 31,
                                              June 30, 2002    Expense      Accounts       Deductions         2002,
                                              -------------   ----------    --------       ----------     ------------
        Allowance for doubtful accounts             $   272          $ 25        $--             $ --          $   297
        Inventory reserves                              407           275         --              147              535
        Warranty reserves                               221            25         --               10              236
        Deferred tax valuation allowance             27,958           253         --               --           28,211


                                                                            Additions
                                                                            Charged to
                                                             Charged to       Other
                                              June 30, 2001     Expense      Accounts       Deductions   June 30, 2002
                                              -------------     -------      --------       ----------   -------------
        Allowance for doubtful accounts             $   262       $    30        $17           $   37          $   272
        Inventory reserves                              411         1,038         --            1,042              407
        Warranty reserves                               253           222         --              254              221
        Deferred tax valuation allowance             18,102         9,856         --               --           27,958


                                                                            Additions
                                                                            Charged to
                                                              Charged to      Other
                                              June 30, 2000     Expense      Accounts       Deductions   June 30, 2001
                                              -------------     -------      --------       ----------   -------------
        Allowance for doubtful accounts             $   268        $   11        $--             $ 17          $   262
        Inventory reserves                              399           825         --              813              411
        Warranty reserves                               384           292         --              423              253
        Deferred tax valuation allowance             14,959         3,143         --               --           18,102


                                                                            Additions
                                                                            Charged to
                                                              Charged to      Other
                                              June 30, 1999     Expense      Accounts       Deductions   June 30, 2000
                                              -------------     -------      --------       ----------   -------------
        Allowance for doubtful accounts             $   429       $   45         $--             $206          $   268
        Inventory reserves                              295        1,035          --              931              399
        Warranty reserves                               169          300          --               85              384
        Deferred tax valuation allowance             12,514        2,445          --               --           14,959

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ULTRALIFE BATTERIES, INC.

Date:  April 11, 2003                       By: /s/ John D. Kavazanjian
                                                -------------------------
                                                John D. Kavazanjian
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 11, 2003             /s/ John D. Kavazanjian
                                 -----------------------------------------------
                                 John D. Kavazanjian
                                 President, Chief Executive Officer and Director

Date: April 11, 2003             /s/ Robert W. Fishback
                                 -----------------------------------------------
                                 Robert W. Fishback
                                 Vice President -- Finance and Chief
                                 Financial Officer
                                 (Principal Financial Officer)

Date: April 11, 2003             /s/ Joseph C. Abeles
                                 -----------------------------------------------
                                 Joseph C. Abeles (Director)

Date: April 11, 2003             /s/ Joseph N. Barrella
                                 -----------------------------------------------
                                 Joseph N. Barrella (Director)

Date:
                                 -----------------------------------------------
                                 Patricia C. Barron (Director)

Date: April 11, 2003             /s/ Daniel W. Christman
                                 -----------------------------------------------
                                 Daniel W. Christman (Director)

Date: April 11, 2003             /s/ Carl H. Rosner
                                 -----------------------------------------------
                                 Carl H. Rosner (Director)

Date: April 11, 2003             /s/ Ranjit C. Singh
                                 -----------------------------------------------
                                 Ranjit C. Singh (Director)

      I, John D. Kavazanjian, certify that:

      1. I have reviewed this transition report on Form 10-K of Ultralife Batteries, Inc.;

      2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

      3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

            c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003                    /s/ John D. Kavazanjian
                                        -------------------------------------
                                        John D. Kavazanjian,
                                        President and Chief Executive Officer

      I, Robert W. Fishback, certify that:

      1. I have reviewed this transition report on Form 10-K of Ultralife Batteries, Inc.;

      2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

      3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

            c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003                               /s/ Robert W. Fishback
                                                   ----------------------
                                                   Robert W. Fishback
                                                   Vice President -- Finance and
                                                   Chief Financial Officer