Form 10-Q
period 2003-03-29
ULTRALIFE BATTERIES INC
filed 2003-05-13
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       or

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
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.10 par value - 12,852,869 shares of common stock outstanding, net of 727,250 treasury shares, as of April 30, 2003.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            March 29, 2003 and December 31, 2002...............................3

          Condensed Consolidated Statements of Operations -
            Three months ended March 29, 2003 and March 31, 2002...............4

          Condensed Consolidated Statements of Cash Flows -
            Three months ended March 29, 2003 and March 31, 2002...............5

          Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................14

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk.................................................20

Item 4.   Controls and Procedures.............................................20

PART II OTHER INFORMATION

Item 1.   Legal Proceedings...................................................21

Item 6.   Exhibits and Reports on Form 8-K....................................22

          Signatures..........................................................23

          CEO and CFO Certifications..........................................24

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

--------------------------------------------------------------------------------

                                                        March 29,   December 31,
                               ASSETS                     2003         2002
                                                        ---------    -----------
                                                       (unaudited)
Current assets:
   Cash and cash equivalents                             $    394    $  1,322
   Available-for-sale securities                                2           2
   Restricted cash                                             50          50
   Trade accounts receivable
     (less allowance for doubtful
     accounts of $292 at March 29, 2003
     and $297 at December 31, 2002)                         9,696       6,200
   Inventories                                              5,744       5,813
   Prepaid expenses and other
     current assets                                           851         968
                                                         --------    --------
       Total current assets                                16,737      14,355
                                                         --------    --------
Property, plant and equipment                              15,897      15,336

Other assets:
   Investment in UTI                                        1,550       1,550
   Technology license agreements
     (net of accumulated amortization
     of $1,343 at March 29, 2003 and
     $1,318 at December 31, 2002                              108         133
                                                         --------    --------
                                                            1,658       1,683
                                                         --------    --------
Total Assets                                             $ 34,292    $ 31,374
                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current
     portion of long-term debt                           $  1,439    $    816
   Accounts payable                                         5,922       4,283
   Other current liabilities                                2,386       2,045
                                                         --------    --------
       Total current liabilities                            9,747       7,144

Long-term liabilities:
   Debt and capital lease obligations                       1,154       1,354
   Grant                                                      750         633
                                                         --------    --------
                                                            1,904       1,987
Shareholders' equity:
   Preferred stock, par value $0.10 per
     share, authorized 1,000,000 shares;
     none outstanding                                          --          --
   Common stock, par value $0.10 per share,
     authorized 40,000,000 shares issued -
     13,580,119 at March 29, 2003 and
     13,579,519 at December 31, 2002                        1,358       1,358
   Capital in excess of par value                         115,279     115,251
   Accumulated other comprehensive loss                      (957)     (1,016)
   Accumulated deficit                                    (90,661)    (90,972)
                                                         --------    --------
                                                           25,019      24,621

   Less -- Treasury stock, at cost -- 727,250 shares        2,378       2,378
                                                         --------    --------
        Total shareholders' equity                         22,641      22,243
                                                         --------    --------
Total Liabilities and Shareholders' Equity               $ 34,292    $ 31,374
                                                         ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                         Three Months Ended
                                                       March 29,    March 31,
                                                         2003         2002
                                                       ---------    ---------

Revenues                                               $15,428      $ 8,862

Cost of products sold                                   12,269        7,940
                                                       -------      -------

Gross margin                                             3,159          922
                                                       -------      -------
Operating expenses:
  Research and development                                 585        1,038
  Selling, general, and administrative                   1,962        1,981
                                                       -------      -------
Total operating expenses                                 2,547        3,019
                                                       -------      -------

Operating income (loss)                                    612       (2,097)

Other income (expense):
  Interest income                                            1            3
  Interest expense                                         (92)        (101)
  Equity loss in UTI                                        --         (501)
  Miscellaneous                                           (210)         (97)
                                                       -------      -------
Income (loss) before income taxes                          311       (2,793)
                                                       -------      -------

Income taxes                                                --           --
                                                       -------      -------
Net income (loss)                                      $   311      $(2,793)
                                                       =======      =======

Earnings (loss) per share - basic                      $  0.02      $ (0.23)
                                                       =======      =======

Earnings (loss) per share - diluted                    $  0.02      $ (0.23)
                                                       =======      =======

Weighted average shares outstanding - basic             12,852       12,319
                                                       =======      =======
Weighted average shares outstanding - diluted           12,938       12,319
                                                       =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                         March 29,    March 31,
                                                           2003         2002
                                                         ---------    ---------

OPERATING ACTIVITIES
Net income (loss)                                        $   311       $(2,793)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                                737         1,032
Foreign exchange loss                                        194            42
Equity loss in UTI                                            --           501
Non-cash stock-based compensation                             26            --
Changes in operating assets
  and liabilities:
   Accounts receivable                                    (3,496)       (1,729)
   Inventories                                                69           772
   Prepaid expenses and other
     current assets                                          117           405
   Accounts payable and other
     current liabilities                                   1,980          (736)
                                                         -------       -------
Net cash used in operating activities                        (62)       (2,506)
                                                         -------       -------
INVESTING ACTIVITIES
Purchase of property and equipment                        (1,359)         (177)
Proceeds from sale leaseback                                  --           451
Purchase of securities                                        --           666
Sales of securities                                           --         1,399
                                                         -------       -------
Net cash provided by investing activities                 (1,359)        2,339
                                                         -------       -------
FINANCING ACTIVITIES
Change in revolving credit facility                          123            --
Proceeds from issuance of common stock                         2            --
Proceeds from issuance of debt                               500            --
Principal payments on long-term debt
  and capital lease obligations                             (200)         (256)
Proceeds from grant                                          117            --
                                                         -------       -------
Net cash provided by (used in)
  financing activities                                       542          (256)
                                                         -------       -------

Effect of exchange rate changes on cash                      (49)           61
                                                         -------       -------
Decrease in cash and cash equivalents                       (928)         (362)

Cash and cash equivalents at
  beginning of period                                      1,322           706

                                                         -------       -------
Cash and cash equivalents at end of period               $   394       $   344
                                                         =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                            $    68       $    77
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

                            ULTRALIFE BATTERIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar Amounts in Thousands - Except Share and Per Share Amounts)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company's Transition Report on Form 10-K for the six-month period ended December 31, 2002.

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

2. EARNINGS (LOSS) PER SHARE

            Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income, adjusted for interest on convertible securities, by potentially dilutive common shares, which include stock options, warrants and convertible securities.

            Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The impact of conversion of dilutive securities, such as stock options and warrants, are not considered where a net loss is reported as the inclusion of such securities would be anti-dilutive. As a result, basic loss per share is the same as diluted loss per share.

            The computation of basis and diluted earnings per share is summarized as follows:

                                                            Three Months Ended
                                                           March 29,  March 31,
                                                             2003       2002
                                                           ---------  ----------
      Net Income (a)                                       $    311   ($ 2,793)
      Effect of Dilutive Securities:
           Stock Options / Warrants                              --         --
           Convertible Note                                       3         --
                                                           --------   --------
                Net Income - Adjusted (b)                  $    314   ($ 2,793)
                                                           ========   ========
      Average Shares Outstanding - Basic (c)                 12,852     12,319
      Effect of Dilutive Securities:
           Stock Options / Warrants                              23         --
           Convertible Note                                      63         --
                                                           --------   --------
             Average Shares Outstanding -
               Diluted (d)                                   12,938     12,319
                                                           ========   ========
      EPS - Basic (a/c)                                       $0.02     ($0.23)
      EPS - Diluted (b/d)                                     $0.02     ($0.23)

            The Company also had the equivalent of 1,841 and 2,235 options and warrants outstanding for the three-month periods ended as of March 29, 2003 and March 31, 2002, respectively, which were not included in the computation of diluted EPS because these securities would have been anti-dilutive for the periods presented.

3. STOCK-BASED COMPENSATION

            The Company has various stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost is reflected in net income (loss). The effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123" (as discussed below in Note 9 - Recent Accounting Pronouncements), to stock-based employee compensation is as follows:

                                                      Three Months Ended
                                                 March 29, 2003   March 31, 2002
                                                 --------------   --------------
      Net income (loss), as reported                   $311          ($2,793)

      Add: Stock-based employee
      compensation expense included in
      reported net income (loss), net of
      related tax effects                                --                --

      Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax effects              (226)             (297)
                                                      -----           ------
      Pro forma net income (loss)                       $85          ($3,090)

      Earnings (loss) per share:
          Basic - as reported                         $0.02           ($0.23)
          Basic - pro forma                           $0.01           ($0.25)
          Diluted - as reported                       $0.02           ($0.23)
          Diluted - pro forma                         $0.01           ($0.25)

4.  COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive income (loss) were:

                                                       Three Months Ended
                                                     March 29,      March 31,
                                                       2003            2002
                                                     ---------      ---------

      Net income (loss)                                $311          $(2,793)
      Foreign currency translation adjustments           59              (22)
                                                       ----          -------
      Total comprehensive income (loss)                $370          $(2,815)
                                                       ====          =======

5. INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                              March 29, 2003  December 31, 2002
                                              --------------  -----------------
      Raw materials                               $3,218            $3,259
      Work in process                              1,598             1,882
      Finished goods                               1,686             1,207
                                                  ------            ------
                                                   6,502             6,348
      Less: Reserve for obsolescence                 758               535
                                                  ------            ------
                                                  $5,744            $5,813
                                                  ======            ======

6. PROPERTY, PLANT AND EQUIPMENT

            Major classes of property, plant and equipment consisted of the following:

                                              March 29, 2003  December 31, 2002
                                              --------------  -----------------
      Land                                       $   123           $   123
      Buildings and leasehold improvements         1,619             1,619
      Machinery and equipment                     28,702            28,772
      Furniture and fixtures                         318               319
      Computer hardware and software               1,400             1,405
      Construction in progress                     1,567               291
                                                 -------           -------
                                                  33,729            32,529
      Less:  Accumulated depreciation             17,832            17,193
                                                 -------           -------
                                                 $15,897           $15,336
                                                 =======           =======

7. DEBT

            In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan will assist in funding current capital expansion plans that the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. In August 2002, the $750 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400 for costs it had incurred to date for equipment purchases applicable under this grant/loan. As of March 29, 2003, all $750 had been advanced to the Company. During the March 2003 quarter, $117 under this grant/loan was reimbursed as the Company incurred additional expenses and submitted requests for reimbursement. Certain employment levels are required to be met and maintained for a period of three years. If the Company does not meet its employment quota, the grant will be converted to a loan that will be repaid over a five-year period. The Company has initially recorded the proceeds from this grant/loan as a long-term liability, and will only amortize these proceeds into income as the certainty of meeting the employment criteria becomes definitive.

            On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. The three-month, $500 note, which accrues interest at 7.5% per annum, can be converted into 125,000 shares of common stock at $4.00 per share, at the option of the note holder. If the Company were to default on this obligation, the note would instead convert into 250,000 shares of common stock at $2.00 per share. If the note holder elects not to convert the note into shares of common stock, the Company is obligated to issue warrants to purchase 25,000 shares of common stock at $4.00 per share in addition to making the cash payment of principal plus accrued interest.

            On March 25, 2003, the Company's primary lending bank agreed to amend the Company's credit facility. Among other things, this amendment included an extension of the credit agreement through June 30, 2004, a release of accounts receivable at the Company's U.K. subsidiary in order to allow that subsidiary to obtain its own revolving credit facility with a U.K. bank, and a formula adjustment in the borrowing base that enhanced the eligible receivables related to the U.S. military in recognition of the increasing business with the U.S. Army. As a result of the extension of this credit facility, the Company has classified the portion of this debt that is due and payable beyond one year as a long-term liability on the March 29, 2003 and the December 31, 2002 Consolidated Balance Sheets.

8. COMMITMENTS AND CONTINGENCIES

            As of March 29, 2003, the Company had $50 in restricted cash in support of a corporate credit card account.

            In March 1998, the Company received a $500 grant from the Empire State Development Corporation to fund certain equipment purchases. The grant was contingent upon the Company achieving and maintaining minimum employment levels for a period of five years. If annual levels of employment were not maintained, a portion of the grant might have become repayable. Through the first four years of the grant period, the Company met the requirements. The Company believes that it has also met the requirements in the fifth and final year, and it has recognized this portion of the grant into income. However, there is some uncertainty with the interpretation of the grant agreement, and it is possible that the Company may be required to repay $100 of the grant. The Company believes that the likelihood of a repayment is remote, and it is discussing its position with the Empire State Development Corporation accordingly. At March 29, 2003, there is no balance pertaining to this grant on the balance sheet.

            The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during the first three months of 2003 were as follows:

      Balance at December 31, 2002                                  $236
      Accruals for warranties issued                                  25
      Changes in accruals related to pre-existing warranties          --
      Settlements made                                               (29)
                                                                    ----
      Balance at March 29, 2003                                     $232

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

9. BUSINESS SEGMENT INFORMATION

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

            Effective January 1, 2003, the Company revised its definition of segment contribution for each of its segments to be defined as gross margin (excluding the Corporate segment). Previously, segment contribution included applicable research and development costs. The Corporate segment now includes all of the Company's operating expenses, including research and development costs. This change in presentation was made to be consistent with the manner in which the Company's management views its results from operations. Certain amounts in the prior year's segment information have been reclassified to conform to the current year presentation.

Three Months Ended March 29, 2003

                        Primary    Rechargeable   Technology
                        Batteries  Batteries      Contracts    Corporate    Total
                        -------------------------------------------------------------
Revenues                $14,632    $  380           $416       $    --      $15,428
Segment contribution      3,165      (208)           202        (2,547)         612
Interest expense, net                                              (91)         (91)
Equity loss in UTI                                                  --           --
Miscellaneous                                                     (210)        (210)
Income taxes                                                        --           --
                                                                            -------
Net income (loss)                                                           $   311
Total assets            $26,102    $3,220           $207       $ 4,763      $34,292

Three Months Ended March 31, 2002

                        Primary    Rechargeable   Technology
                        Batteries  Batteries      Contracts    Corporate    Total
                        -------------------------------------------------------------
Revenues                $ 8,741    $    86          $ 35       $    --      $ 8,862
Segment contribution      1,441       (521)            2        (3,019)      (2,097)
Interest expense, net                                              (98)         (98)
Equity loss in UTI                                                (501)        (501)
Miscellaneous                                                      (97)         (97)
Income taxes                                                        --           --
                                                                            -------
Net income (loss)                                                           $(2,793)
Total assets            $20,976    $19,031          $309       $ 7,556      $47,872

10. RECENT ACCOUNTING PRONOUNCEMENTS

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


11. SUBSEQUENT EVENTS

            On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company's wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $700. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs.

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

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Transition Report on Form 10-K as of and for the six-month period ended December 31, 2002.

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

      Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31.

      For several years, the Company had incurred net operating losses primarily as a result of funding research and development activities and, to a lesser extent, incurring manufacturing and selling, general and administrative costs. During the twelve month period ended June 30, 2002, the Company realigned its resources to bring costs more in line with revenues, moving the Company closer to achieving operating cash breakeven and profitability. In addition, the Company refined its rechargeable strategy to allow it to be more effective in the marketplace. As a result of the Company's focus on its key financial goals, the Company successfully achieved operating profitability for the first time in its history in the quarter ended March 29, 2003.

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

Results of Operations

Three months ended March 29, 2003 and March 31, 2002

      Revenues. Consolidated revenues reached a quarterly record of $15,428,000 for the three-month period ended March 29, 2003, an increase of $6,566,000, or 74%, from the $8,862,000 reported in the same quarter in the prior year. Primary battery sales increased $5,890,000, or 67%, from $8,742,000 last year to $14,632,000 this year, mainly as a result of strong shipments of HiRate(R) battery products, including sales of UBI5390's used mainly in various communications and weapons applications in the military. Additionally, sales of 9-volt batteries set a quarterly revenue record, partially attributable to a significant order from the U.K. Ministry of Defence. Rechargeable revenues rose $294,000 to $380,000 as deliveries were made on a special order consisting of lithium ion products. Technology Contract revenues increased $381,000 to $416,000 in the first quarter of 2003 as certain milestones were met on a development contract with the U.S. Army.

      Cost of Products Sold. Cost of products sold totaled $12,269,000 for the quarter ended March 29, 2003, an increase of $4,329,000, or 55% over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $3,159,000, or 20% of revenues, an improvement of $2,237,000 over the $922,000 in the same quarter in the prior year. Gross margins in the Company's primary battery operations improved $1,724,000, from $1,441,000 in 2002 to $3,165,000 in 2003. As a percentage of revenues, primary battery margins amounted to 22% in the first quarter of 2003 compared with 16% in 2002. This improvement resulted mainly from higher sales and production volumes that spread manufacturing overhead costs over a broader base, as well as improvements in manufacturing efficiencies. In the Company's rechargeable operations, the gross margin loss amounted to $208,000 in the first three months of 2003 compared with $521,000 in the same period in 2002. This improvement in the rechargeable area was the result of higher sales volumes and the favorable impact from cost savings initiatives that were implemented during the first quarter in 2002, as well as lower depreciation charges. Gross margins in the Technology Contract segment increased from $2,000 in 2002 to $202,000 in 2003 as a result of higher sales.

      During the first quarter of 2003, the Company's production volumes increased significantly in order to keep pace with product demand. As a result, the Company increased its direct labor force by more than 140 people, or approximately 65%. Certain inefficiencies in the production operation that resulted from the rapid manufacturing ramp-up, including the need to work significant amounts of overtime to meet customer delivery requirements, are expected to improve as the direct labor force stabilizes. In addition, the Company expects to realize further direct material cost reductions over the levels achieved in the first quarter as production volumes increase.

      Operating Expenses. Operating expenses for the three months ended March 29, 2003 totaled $2,547,000, a decrease of $472,000, or 16%, compared to
$3,019,000 in the prior year. This decrease was primarily attributable to lower research and development costs, which declined $453,000, as the development efforts for rechargeable products were diminished and depreciation expenses declined. While selling, general and administrative expenses were relatively consistent between the two periods, these costs as a percentage of sales improved significantly, from 22% in the March 2002 quarter to 13% in the March 2003 quarter.

      Other Income (Expense). Interest expense, net, for the first three months of 2003 was consistent with the comparable period in 2002. Equity loss in Ultralife Taiwan, Inc., (UTI) was $501,000 in the first quarter of 2002 compared with zero in the first quarter of 2003. This change resulted mainly from an October 2002 change in the method of accounting for the Company's investment in UTI, from the equity method of accounting to the cost method of accounting. In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. Miscellaneous expense rose from $97,000 in 2002 to $210,000 in 2003. This change related primarily to higher losses on foreign currency transactions, mainly due to changes between the British pounds sterling and the U.S. dollar. More specifically, the Company has had intercompany transactions over the years with its wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., that have resulted in a net payable balance to the U.S. parent company, and which are denominated in U.S. dollars. While there was no cash impact to the Company as a result of the translation of these intercompany balances during the periods presented, foreign currency transaction losses were recognized as the British pounds sterling weakened against the U.S. dollar during each of the three-month periods ended March 29, 2003 and March 31, 2002.

      Net Income. Net income and basic earnings per share were $311,000 and $0.02, respectively, for the three months ended March 29, 2003, compared to a net loss and basic loss per share of $2,793,000 and $0.23, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding increased mainly due to the Company's private equity offering in April 2002, offset in part by the reacquisition of shares from UTI that resulted from the Company's sale of a portion of its interest in UTI in October 2002.

Liquidity and Capital Resources

      As of March 29, 2003, cash equivalents and available for sale securities totaled $396,000, excluding restricted cash of $50,000. During the three months ended March 29, 2003, the Company used $62,000 of cash in operating activities as compared to $2,506,000 for the three months ended March 31, 2002. During the first quarter of 2003, the Company's net income plus depreciation and amortization were offset by an increase in working capital usage, particularly an increase in accounts receivable related to the significant rise in sales during the quarter. In the three months ended March 29, 2003, the Company used $1,359,000 to purchase plant, property and equipment, a marked increase from the prior year's capital expenditures, mainly as a result of the need to increase production capacity for cylindrical cells in the U.S. facility as demand from military customers grew significantly. During the quarter ended March 29, 2003, the Company generated funds from financing activities as it issued a $500,000 90-day convertible note which matures on June 4, 2003, and received the final payment of $117,000 on a $750,000 government grant/loan. In addition, the Company had accessed $123,000 of its revolving credit facility as of March 29, 2003 to finance working capital needs.

      Months cost of sales in inventory at March 29, 2003 was 0.8 months as compared to 1.9 months at December 31, 2002. This metric is indicative of the rapid turnaround of product to the military and the high volume of sales during the quarter, as well as the Company's continuing focus to improve purchasing procedures and inventory controls. The Company's Days Sales Outstanding (DSOs) was an average of 51 days for the first quarter of 2003, compared with an average of 63 days for the same three-month period in 2002. This improvement in DSOs mainly reflects the timing of shipments toward the latter part of the quarter and the favorable impact from the timely payments made by the U.S. military.

      At March 29, 2003, the Company had a capital lease obligation outstanding of $103,000 for the Company's Newark, New York offices and manufacturing facilities.

      As of March 29, 2003, the Company had open capital commitments to purchase approximately $710,000 of production machinery and equipment.

      On March 25, 2003, the Company's primary lending bank and the Company agreed to amend the Company's $15,000,000 credit facility. Among other things, the amendment extended the maturity date to June 30, 2004, allowed for the collateral release of accounts receivable related to the Company's subsidiary in the U.K. affording it the ability to enter into a separate revolving credit facility, and also revised certain limitations on customer concentration to account for the increased sales activity with the U.S. military. The Company has classified the portion of this debt that is due and payable beyond one year as a long-term liability on the March 29, 2003 and December 31, 2002 Consolidated Balance Sheets. As of March 29, 2003, the Company had $1,867,000 outstanding under the term loan component of its $15,000,000 credit facility, and had $123,000 of borrowings outstanding under the revolver component of the credit facility. The Company's additional borrowing capacity under the revolver component of the credit facility as of March 29, 2003 was approximately $3,500,000, net of outstanding letters of credit of $3,800,000. At March 29, 2003, the Company's net worth was $22,641,000, compared to the debt covenant requiring a minimum net worth of approximately $19,200,000.

      In November 2001, the Company received approval for a $750,000 grant/loan from a federally sponsored small cities program. The grant/loan will assist in funding current capital expansion plans that the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. In August 2002, the $750,000 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400,000 for costs it had incurred to date for equipment purchases applicable under this grant/loan. As of March 29, 2003, all $750,000 had been advanced to the Company. During the March 2003 quarter, $117,000 under this grant/loan was reimbursed as the Company incurred additional expenses and submitted requests for reimbursement. Certain employment levels are required to be met and maintained for a period of three years. If the Company does not meet its employment quota, the grant will be converted to a loan that will be repaid over a five-year period. The Company has initially recorded the proceeds from this grant/loan as a long-term liability, and will only amortize these proceeds into income as the certainty of meeting the employment criteria become definitive.

      On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. The three-month, $500,000 note, which accrues interest at 7.5% per annum, can be converted into 125,000 shares of common stock at $4.00 per share, at the option of the note holder. If the Company were to default on this obligation, the note would instead convert into 250,000 shares of common stock at $2.00 per share. If the note holder elects not to convert the note into shares of common stock, the Company is obligated to issue warrants to purchase 25,000 shares of common stock at $4.00 per share in addition to making the cash payment of principal plus accrued interest.

      The Company is optimistic about its future prospects and growth potential. However, the recent rapid growth of the business has created a near-term need for certain machinery, equipment and working capital in order to increase capacity and build product to meet demand. The Company continues to explore other sources of capital, including utilizing its unleveraged assets as collateral for additional borrowing capacity, issuing debt and raising equity through a private or public offering. Although it is evaluating these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.

      As described in Part II, Item 1, "Legal Proceedings", the Company is involved in certain environmental matters with respect to its facility in Newark, New York. Although the Company has reserved for expenses related to this, there can be no assurance that this will be the maximum amount. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

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

Outlook

      The Company expects revenues in its second quarter of calendar 2003 to reach approximately $18,000,000, an increase of 17% from the first quarter. At this time, the third and fourth quarters of the year are expected to be in the same range as the second quarter, or approximately $18,000,000 per quarter. Demand for the UBI5390 battery remains very strong, and the Company is responding as quickly as possible to the orders on hand. The Company believes that the order activity from the military will continue to be strong throughout at least the remainder of 2003. In addition to the strong demand from the military, orders from commercial customers for 9-volts and other batteries remain strong. Sampling activity for various rechargeable products continues to be very high, although the Company is conservatively projecting comparable revenues in this part of the business for the second quarter.

      Looking ahead for the full calendar year of 2003, the Company remains optimistic about its sales prospects and the status of the manufacturing operations. At this time, the Company is now projecting revenues to reach at least $65,000,000 (up from the previous guidance of at least $50,000,000), nearly double the $33,039,000 reported for the comparable 12 months in the period ended December 31, 2002. The Company is raising its outlook due to the strong order activity it has experienced recently, and its current view for near-term orders.

      The Company has a fairly substantial fixed cost infrastructure to support its overall operations. Increasing volumes of sales and production will generate favorable returns to scale in the range of 30% to 50%. Conversely, decreasing volumes will result in the opposite effect. During the past 18 months, the Company was able to significantly reduce costs through various cost savings actions, moving it to cash generation and profitability. As the Company continues to grow and leverage this infrastructure, it believes that sustainable profitability can be achieved. The Company believes that consistent, quarterly revenues in the range of $11,000,000 to $12,000,000, depending on mix, is the operating income breakeven point for profitability.

      The Company continues to monitor its operating costs very tightly. Over the remainder of the calendar year, the Company is projecting operating expenses to be in line with or modestly higher than the first quarter of 2003.

      The Company expects that basic earnings per common share in the June 2003 quarter will be in the range of $0.11 to $0.15, based on the Company's projected increase in revenues. This compares to a net loss per share of $1.28 in the June 2002 quarter. For the full year of 2003, the Company is projecting that basic earnings per common share will be in the range of $0.35 to $0.45, based on a continuing strong demand for the Company's products, compared with a loss of $1.75 for the full calendar year of 2002. The losses per share for the June quarter and full year of 2002 include a charge of $1.11 and $1.12 per share, respectively, related to the impairment of certain fixed assets reflected in the June quarter.

      In order to meet the significant demand from the military, the Company expects to continue to make prudent investments in capital equipment that have a very short payback. At this time, the Company believes that expenditures for capital projects during 2003 will be in the range of $3,000,000 to $4,000,000, depending on the level of orders received in the near future and any expedited delivery requirements of such orders. The Company carefully evaluates such projects and will only make capital investments when necessary and when there is typically a favorable payback period.

      While the Company's volume grows, it expects that working capital needs related to increasing sales volumes and inventory levels will be able to be financed by its revolving credit facility. The

Company continually explores its financing alternatives, including utilizing its unleveraged assets as collateral for additional borrowing capacity, refinancing current debt or issuing new debt, and raising equity through a private or public offering. Although it is evaluating these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company. While the Company is confident that it will be successful in continuing to arrange adequate financing to support its growth, there can be no assurance that the Company will be able to do so. Therefore, this could have a material adverse effect on the Company's business, financial position and results of operations.

New Accounting Pronouncements

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

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years after December 15, 2003. The Company currently applies the intrinsic value method and has no plans to convert to the fair value method.

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

                                  ULTRALIFE BATTERIES, INC.
                                       (Registrant)

      Date: May 13, 2003          By: /s/ John D. Kavazanjian
            ------------              -----------------------------------
                                          John D. Kavazanjian
                                          President and Chief Executive Officer

      Date: May 13, 2003          By: /s/ Robert W. Fishback
            ------------              -----------------------------------
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

Date: May 13, 2003                         /s/ John D. Kavazanjian
                                           ---------------------------------
                                           John D. Kavazanjian,
                                           President and Chief Executive Officer

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

Date: May 13, 2003                  /s/ Robert W. Fishback
                                    ---------------------------------
                                    Robert W. Fishback
                                    Vice President - Finance and Chief Financial
                                    Officer