Form 10-Q
period 2003-06-30
ULTRALIFE BATTERIES INC
filed 2003-08-08
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
                   Act of 1934 for the transition period from

                      ________________ to ________________

                         Commission file number 0-20852
                                                -------

                            ULTRALIFE BATTERIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      16-1387013
           --------                                      ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 2000 Technology Parkway, Newark, New York   14513
                 -------------------------------------------------
                  (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ..... No ...X...

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Common stock, $.10 par value - 13,146,294 shares of common stock outstanding, net of 727,250 treasury shares, as of June 28, 2003.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
              June 28, 2003 and December 31, 2002............................  3

            Condensed Consolidated Statements of Operations -
              Three and six months ended June 28, 2003 and June 30, 2002.....  4

            Condensed Consolidated Statements of Cash Flows -
              Six months ended June 28, 2003 and June 30, 2002...............  5

            Notes to Consolidated Financial Statements.......................  6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 16

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risks............................................. 24

Item 4.     Controls and Procedures.......................................... 24

PART-II  OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 26

Item 2.     Changes in Securities and Use of Proceeds........................ 27

Item 4.     Submission of Matters to a Vote of Securities Holders............ 27

Item 6.     Exhibits and Reports on Form 8-K................................. 28

            Signatures....................................................... 29

            CEO and CFO Certifications....................................... 30

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                       June 28,       December 31,
                                              ASSETS                                     2003             2002
                                                                                         ----             ----
Current assets:
   Cash and cash equivalents                                                           $  1,612         $  1,322
   Available-for-sale securities                                                              2                2
   Restricted cash                                                                           50               50
   Trade accounts receivable (less allowance for doubtful accounts
      of $215 at June 28, 2003 and $297 at December 31, 2002)                            13,140            6,200
   Inventories                                                                            6,729            5,813
   Prepaid expenses and other current assets                                              1,110              968
                                                                                       --------         --------

       Total current assets                                                              22,643           14,355
                                                                                       --------         --------

Property, plant and equipment                                                            17,260           15,336

Other assets:
  Investment in UTI                                                                       1,550            1,550
  Technology license agreements (net of accumulated
      amortization of $1,368 at June 28, 2003 and $1,318 at December 31, 2002)               83              133
                                                                                       --------         --------
                                                                                          1,633            1,683
                                                                                       --------         --------

Total Assets                                                                           $ 41,536         $ 31,374
                                                                                       ========         ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt                               $  3,256            $ 816
   Accounts payable                                                                       7,065            4,283
   Other current liabilities                                                              3,220            2,045
                                                                                       --------         --------
       Total current liabilities                                                         13,541            7,144

Long-term liabilities:
   Debt and capital lease obligations                                                       953            1,354
   Grant                                                                                    750              633
                                                                                       --------         --------
                                                                                          1,703            1,987
Commitments and contingencies (Note 10)

Shareholders' equity:
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                       --               --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares
      issued - 13,873,544 at June 28, 2003 and 13,579,519 at December 31, 2002)           1,387            1,358
   Capital in excess of par value                                                       116,876          115,251
   Accumulated other comprehensive loss                                                  (1,081)          (1,016)
   Accumulated deficit                                                                  (88,512)         (90,972)
                                                                                       --------         --------
                                                                                         28,670           24,621

   Less -- Treasury stock, at cost -- 727,250 shares                                      2,378            2,378
                                                                                       --------         --------
        Total shareholders' equity                                                       26,292           22,243
                                                                                       --------         --------
Total Liabilities and Shareholders' Equity                                             $ 41,536         $ 31,374
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                            Three Months Ended                    Six Months Ended
                                                        June 28,          June 30,           June 28,          June 30,
                                                          2003              2002               2003              2002
                                                          ----              ----               ----              ----

Revenues                                                $20,110           $  8,578           $35,538           $ 17,440

Cost of products sold                                    15,379              7,493            27,648             15,433
                                                        -------           --------           -------           --------

Gross margin                                              4,731              1,085             7,890              2,007
                                                        -------           --------           -------           --------

Operating expenses:
  Research and development                                  646              1,099             1,231              2,137
  Selling, general, and administrative                    2,187              1,755             4,149              3,736
  Impairment of long-lived assets                            --             14,318                --             14,318
                                                        -------           --------           -------           --------
Total operating expenses                                  2,833             17,172             5,380             20,191
                                                        -------           --------           -------           --------

Operating income (loss)                                   1,898            (16,087)            2,510            (18,184)

Other income (expense):
  Interest income                                             4                  3                 5                  6
  Interest expense                                         (150)              (106)             (242)              (207)
  Equity loss in UTI                                         --               (678)               --             (1,179)
  Miscellaneous                                             397                362               187                265
                                                        -------           --------           -------           --------
Income (loss) before income taxes                         2,149            (16,506)            2,460            (19,299)
                                                        -------           --------           -------           --------

Income taxes                                                 --                 --                --                 --
                                                        -------           --------           -------           --------

Net income (loss)                                       $ 2,149           $(16,506)          $ 2,460           $(19,299)
                                                        =======           ========           =======           ========

Earnings (loss) per share - basic                       $  0.17           $  (1.28)          $  0.19           $  (1.52)
                                                        =======           ========           =======           ========
Earnings (loss) per share - diluted                     $  0.16           $  (1.28)          $  0.19           $  (1.52)
                                                        =======           ========           =======           ========

Weighted average shares outstanding - basic              12,927             12,920            12,895             12,662
                                                        =======           ========           =======           ========
Weighted average shares outstanding - diluted            13,651             12,920            13,266             12,662
                                                        =======           ========           =======           ========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                  Six Months Ended
                                                                             June 28,           June 30,
                                                                               2003               2002
                                                                               ----               ----

OPERATING ACTIVITIES
Net income (loss)                                                            $ 2,460            $(19,299)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                                                  1,504               2,131
Foreign exchange gains                                                          (192)               (265)
Equity loss in UTI                                                                --               1,179
Non-cash stock-based compensation                                                 26                  --
Impairment of long-lived assets                                                   --              14,318
Changes in operating assets and liabilities:
   Accounts receivable                                                        (6,940)             (1,623)
   Inventories                                                                  (916)                826
   Prepaid expenses and other current assets                                    (142)                286
   Accounts payable and other current liabilities                              3,957                (483)
                                                                             -------            --------
Net cash used in operating activities                                           (243)             (2,930)
                                                                             -------            --------

INVESTING ACTIVITIES
Purchase of property and equipment                                            (3,278)               (792)
Proceeds from sale leaseback                                                      --                 451
Purchase of securities                                                            --                 666
Sales of securities                                                               --               1,399
                                                                             -------            --------
Net cash (used in) provided by investing activities                           (3,278)              1,724
                                                                             -------            --------

FINANCING ACTIVITIES
Change in revolving credit facilities                                          2,440                  --
Proceeds from issuance of common stock                                         1,128               2,350
Proceeds from issuance of debt                                                   500                 600
Principal payments on long-term debt and capital lease obligations              (401)               (506)
Proceeds from grant                                                              117                  --
                                                                             -------            --------
Net cash provided by financing activities                                      3,784               2,444
                                                                             -------            --------

Effect of exchange rate changes on cash                                           27                  72
                                                                             -------            --------

Increase in cash and cash equivalents                                            290               1,310

Cash and cash equivalents at beginning of period                               1,322                 706

                                                                             -------            --------
Cash and cash equivalents at end of period                                   $ 1,612            $  2,016
                                                                             =======            ========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                $   116            $    266
                                                                             =======            ========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar Amounts in Thousands - Except Share and Per Share Amounts)
                                   (unaudited)

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

      The impairment charge was accounted for under Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires evaluating the assets' carrying value based on future cash flows. As a result of the impairment of the Company's fixed assets, depreciation charges were reduced by approximately $1,800 per year.

3. EARNINGS (LOSS) PER SHARE

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

      The computation of basic and diluted earnings per share is summarized as follows:

(In thousands, except per share data)                   Three Months Ended          Six Months Ended
                                                       --------------------       ---------------------
                                                       June 28,    June 30,       June 28,    June 30,
                                                           2003        2002          2003        2002
                                                       ------------------------------------------------
Net Income (a)                                           $2,149    ($16,506)        $2,460    ($19,299)
Effect of Dilutive Securities:
     Stock Options / Warrants                                44          --             44         --
     Convertible Note                                         6          --              9         --
                                                       ------------------------------------------------
          Net Income - Adjusted (b)                      $2,199    ($16,506)        $2,513    ($19,299)
                                                       ================================================

Average Shares Outstanding - Basic (c)                   12,927      12,920         12,895      12,662
Effect of Dilutive Securities:
     Stock Options / Warrants                               557         --             246          --
     Convertible Note                                       167         --             125          --
                                                       ------------------------------------------------
          Average Shares Outstanding - Diluted (d)       13,651      12,920         13,266      12,662
                                                       ================================================

EPS - Basic (a/c)                                         $0.17      ($1.28)         $0.19      ($1.52)
EPS - Diluted (b/d)                                       $0.16      ($1.28)         $0.19      ($1.52)

      The Company also had the equivalent of 618,000 and 2,514,000 options and warrants outstanding for the three-month periods ended as of June 28, 2003 and June 30, 2002, respectively, and 974,000 and 2,277,000 options and warrants outstanding for the six-month periods ended as of June 28, 2003 and June 30, 2002, respectively, which were not included in the computation of diluted EPS because these securities would have been anti-dilutive for the periods presented.

4. STOCK-BASED COMPENSATION

      The Company has various stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost is reflected in net income (loss). The effect on net income
(loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123" (as discussed below in Note 12 - Recent Accounting Pronouncements), to stock-based employee compensation is as follows:

                                                   Three Months Ended            Six Months Ended
                                                   ------------------            ----------------
                                                  June 28,     June 30,        June 28,     June 30,
                                                  --------     --------        --------     --------
                                                    2003         2002            2003         2002
                                                    ----         ----            ----         ----
                                                  ---------------------------------------------------

Net income (loss), as reported                     $2,149      $(16,506)        $2,460      $(19,299)

Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects
                                                       --            --             --            --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects
                                                     (317)         (356)          (540)         (652)
                                                  ---------------------------------------------------

Pro forma net income (loss)                        $1,832      $(16,862)        $1,920      $(19,951)

Earnings (loss) per share:
    Basic - as reported                             $0.17        $(1.28)         $0.19        $(1.52)
    Basic - pro forma                               $0.14        $(1.31)         $0.15        $(1.58)
    Diluted - as reported                           $0.16        $(1.28)         $0.19        $(1.52)
    Diluted - pro forma                             $0.13        $(1.31)         $0.14        $(1.58)

5. COMPREHENSIVE INCOME (LOSS)

      The components of the Company's total comprehensive income (loss) were:

                                                     Three Months Ended           Six Months Ended
                                                   June 28,     June 30,       June 28,     June 30,
                                                     2003         2002           2003         2002
                                                   --------------------------------------------------

Net income (loss)                                   $2,149      $(16,506)       $2,460      $(19,299)
Foreign currency translation adjustments              (124)            2           (65)          (21)
                                                   --------------------------------------------------
Total comprehensive income (loss)                   $2,025      $(16,504)       $2,395      $(19,320)
                                                   ==================================================

6. INVENTORIES

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                         June 28, 2003     December 31, 2002
                                         -----------------------------------
Raw materials                                   $4,603                $3,259
Work in process                                  2,045                 1,882
Finished goods                                   1,101                 1,207
                                         -----------------------------------
                                                 7,749                 6,348
Less: Reserve for obsolescence                   1,020                   535
                                         -----------------------------------
                                                $6,729                $5,813
                                         ===================================

7. PROPERTY, PLANT AND EQUIPMENT

      Major classes of property, plant and equipment consisted of the following:

                                         June 28, 2003     December 31, 2002
                                         -----------------------------------
Land                                              $123                 $ 123
Buildings and leasehold improvements             1,625                 1,619
Machinery and equipment                         30,306                28,772
Furniture and fixtures                             338                   319
Computer hardware and software                   1,474                 1,405
Construction in progress                         2,135                   291
                                         -----------------------------------
                                                36,001                32,529
Less:  Accumulated depreciation                 18,741                17,193
                                         -----------------------------------
                                               $17,260               $15,336
                                         ===================================

8. DEBT

      In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan has assisted in funding capital expansion plans that the Company expects will lead to job creation. The Company has been reimbursed for approved capital as it incurred the cost. In August 2002, the $750 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400 for costs it had incurred to date for equipment purchases applicable under this grant/loan. By the end of March 2003, all $750 had been advanced to the Company. During the first quarter of 2003, $117 under this grant/loan was reimbursed as the Company incurred additional expenses and submitted requests for reimbursement. If the Company meets its employment quota requirements by April 1, 2005, the loan and all associated accrued interest will be forgiven. If the Company does not meet its employment quota requirements, then the funds advanced and the associated interest will be converted into a loan that will be repaid over a seven-year period. The Company has initially recorded the proceeds from this grant/loan as a long-term liability and will record these proceeds as income as the certainty of meeting the employment criteria become definitive. Interest has been accrued at a rate of 5% per year. Due to the growth of the Company during 2003, the Company expects to meet this employment obligation during the second half of 2003.

      On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. The three-month, $500 note, which accrued interest at 7.5% per annum, was converted into 125,000 shares of common stock at $4.00 per share on June 4, 2003, at the option of the note holder.

      On March 25, 2003, the Company's primary lending bank agreed to amend the Company's credit facility. Among other things, this amendment included an extension of the credit agreement through June 30, 2004, a release of accounts receivable at the Company's U.K. subsidiary in order to allow that subsidiary to obtain its own revolving credit facility with a U.K. bank, and a formula adjustment in the borrowing base that enhanced the eligible receivables related to the U.S. military in recognition of the increasing business with the U.S. Army. As a result of the extension of this credit facility, the Company has classified the portion of this debt that is due and payable beyond one year as a long-term liability on the June 28, 2003 and the December 31, 2002 Consolidated Balance Sheets.

      On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company's wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $700. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. At June 28, 2003, the outstanding borrowings under this revolver were $586.

9. INCOME TAXES

      The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse. The Company recorded no income tax benefit or expense relating to the operating results generated during the six-month periods ended June 28, 2003 and June 30, 2002, as such income tax benefit or expense was offset by changes in the valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

10. COMMITMENTS AND CONTINGENCIES

      As of June 28, 2003, the Company had $50 in restricted cash in support of a corporate credit card account.

      In March 1998, the Company received a $500 grant from the Empire State Development Corporation to fund certain equipment purchases. The grant was contingent upon the Company achieving and maintaining minimum employment levels for a period of five years. If annual levels of employment were not maintained, a portion of the grant might have become repayable. Through the first four years of the grant period, the Company met the requirements. The Company believes that it has also met the requirements in the fifth and final year, and it has recognized this portion of the grant into income. However, there is some uncertainty with the interpretation of the grant agreement, and it is possible that the Company may be required to repay $100 of the grant. The Company believes that the likelihood of a repayment is remote, and it is discussing its position with the Empire State Development Corporation accordingly. At June 28, 2003, there is no balance pertaining to this grant on the balance sheet.

      The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during the first six months of 2003 were as follows:

    Balance at December 31, 2002                               $236
    Accruals for warranties issued                               63
    Settlements made                                            (33)
                                                               ----
    Balance at June 28, 2003                                   $266
                                                               ====

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

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiffs' counsel accepted the terms of the proposed settlement, amounting to $175 for the Company, which was previously accrued. The settlement has been approved by the Court and by the shareholders comprising the class, and the Company paid the settlement in June of 2003.

      This matter is now completed and the Company will not incur any further expenses with regard to this lawsuit.

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

11. BUSINESS SEGMENT INFORMATION

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

Three Months Ended June 28, 2003
--------------------------------
                        Primary   Rechargeable  Technology
                       Batteries    Batteries   Contracts   Corporate    Total
                       --------------------------------------------------------
Revenues                $19,570        $258        $282     $     --   $ 20,110
Segment contribution      5,008        (389)        112       (2,833)     1,898
Interest expense, net                                           (146)      (146)
Equity loss in UTI                                                --         --
Miscellaneous                                                    397        397
Income taxes                                                      --         --
                                                                       --------
Net income (loss)                                                      $  2,149
Total assets            $31,956      $3,249        $140     $  6,191   $ 41,536

Three Months Ended June 30, 2002
--------------------------------
                        Primary   Rechargeable  Technology
                       Batteries    Batteries   Contracts   Corporate    Total
                       --------------------------------------------------------
Revenues                $ 8,299      $   71        $208     $     --   $  8,578
Segment contribution      1,562        (497)         20      (17,172)   (16,087)
Interest expense, net                                           (103)      (103)
Equity loss in UTI                                              (678)      (678)
Miscellaneous                                                    362        362
Income taxes                                                      --         --
                                                                       --------
Net income (loss)                                                      $(16,506)
Total assets            $21,351      $4,256        $ 33     $  8,681   $ 34,321

Six Months Ended June 28, 2003
------------------------------
                        Primary   Rechargeable  Technology
                       Batteries    Batteries   Contracts   Corporate    Total
                       --------------------------------------------------------
Revenues                $34,202      $  638        $698     $     --   $ 35,538
Segment contribution      8,172        (596)        314       (5,380)     2,510
Interest expense, net                                           (237)      (237)
Equity loss in UTI                                                --         --
Miscellaneous                                                    187        187
Income taxes                                                      --         --
                                                                       --------
Net income (loss)                                                      $  2,460
Total assets            $31,956      $3,249        $140     $  6,191   $ 41,536

Six Months Ended June 30, 2002
------------------------------
                        Primary   Rechargeable  Technology
                       Batteries    Batteries   Contracts   Corporate    Total
                       --------------------------------------------------------
Revenues                $17,039     $   158        $243     $     --   $ 17,440
Segment contribution      3,003      (1,018)         22      (20,191)   (18,184)
Interest expense, net                                           (201)      (201)
Equity loss in UTI                                            (1,179)    (1,179)
Miscellaneous                                                    265        265
Income taxes                                                      --         --
                                                                       --------
Net income (loss)                                                      $(19,299)
Total assets            $21,351     $ 4,256        $ 33     $  8,681   $ 34,321

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The Company has no derivative instruments and adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Results of Operations
---------------------

Three months ended June 28, 2003 and June 30, 2002

      Revenues. Consolidated revenues reached a quarterly record of $20,110,000 for the three-month period ended June 28, 2003, an increase of $11,532,000, or 134%, from the $8,578,000 reported in the same quarter in the prior year. Primary battery sales increased $11,271,000, or 136%, from $8,299,000 last year to $19,570,000 this year, mainly as a result of strong shipments of HiRate(R) battery products, including sales of BA-5390 batteries used mainly in various communications and weapons applications in the military. Rechargeable revenues rose $187,000 to $258,000 as the Company's broadened strategy to include battery assemblies resulted in new customers. Technology Contract revenues increased $74,000 to $282,000 in the second quarter of 2003 as certain milestones were met on a development contract with the U.S. Army.

      Cost of Products Sold. Cost of products sold totaled $15,379,000 for the quarter ended June 28, 2003, an increase of $7,886,000, or 105% over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $4,731,000, or 24% of revenues, an improvement of $3,646,000 over the $1,085,000, or 13% of revenues, in the same quarter in the prior year. Gross margins in the Company's primary battery operations improved $3,446,000, from $1,562,000 in 2002 to $5,008,000 in 2003. As a percentage of revenues, primary battery margins amounted to 26% in the second quarter of 2003 compared with 19% in 2002. This improvement resulted mainly from higher sales and production volumes that spread manufacturing overhead costs over a broader base, as well as improvements in manufacturing efficiencies. In the Company's rechargeable operations, the gross margin loss amounted to $389,000 in the second quarter of 2003 compared with $497,000 in the same period in 2002. This improvement in the rechargeable area was the result of higher sales volumes and the favorable impact from cost savings initiatives that were implemented during the first quarter in 2002, as well as lower depreciation charges. Gross margins in the Technology Contract segment increased from $20,000 in 2002 to $112,000 in 2003 as a result of higher sales.

      During the second quarter of 2003, the Company's production volumes continued to increase in order to keep pace with product demand. As a result, the Company increased its direct labor force by more than 130 people, or approximately 25% since March 2003. Certain inefficiencies in the production operation that resulted from the rapid manufacturing ramp-up, including the need to work significant amounts of overtime to meet customer delivery requirements, are expected to improve as the direct labor force stabilizes and additional production equipment is installed to alleviate various manual processes. In addition, the Company expects to realize further direct material cost reductions over the levels achieved in the first half of 2003 as production volumes increase.

      Operating Expenses. Operating expenses for the three months ended June 28, 2003 totaled $2,833,000, quite consistent with the prior year's amount of $2,854,000, excluding the $14,318,000 impairment charge related to rechargeable assets. While research and development costs declined $453,000 as the development efforts for rechargeable products were diminished and depreciation expenses declined, selling, general and administrative expenses increased $432,000 between the two periods due to higher compensation expenses and higher professional fees. Overall, operating expenses as a percentage of sales improved significantly, from 33% in the June 2002 quarter to 14% in the June 2003 quarter, as the revenue base increased significantly.

      Other Income (Expense). Interest expense, net, for the second quarter of 2003 was $146,000, an increase of $43,000 from the comparable period in 2002, due mainly as a result of interest expense associated with the $500,000 short-term note that was issued in March 2003. Equity loss in Ultralife Taiwan, Inc., (UTI) was $678,000 in the second quarter of 2002 compared with zero in the second quarter of 2003. This change resulted mainly from an October 2002 change in the method of accounting for the Company's investment in UTI, from the equity method of accounting to the cost method of accounting. In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. Subsequent to the completion of this transaction, UTI has raised additional equity capital and the Company's ownership interest in UTI has declined to approximately 9.2% as of June 28, 2003. Miscellaneous income rose from $362,000 in 2002 to $397,000 in 2003. This change related primarily to higher gains on foreign currency transactions, mainly due to changes between the British pound sterling and the U.S. dollar. More specifically, the Company has had intercompany transactions over the years with its wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., that have resulted in a net payable balance to the U.S. parent company, denominated in U.S. dollars. While there was no cash impact to the Company as a result of the translation of these intercompany balances during the periods presented, foreign currency translation losses were recognized as the British pound sterling strengthened against the U.S. dollar during each of the three-month periods ended June 28, 2003 and June 30, 2002.

      Net Income. Net income and diluted earnings per share were $2,149,000 and $0.16, respectively, for the three months ended June 28, 2003, compared to a net loss and loss per share of $16,506,000 and $1.28, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding increased mainly due to the Company's private equity offering in April 2002, stock option exercises in 2003, and the conversion of a short-term note in June 2003, offset in part by the reacquisition of shares from UTI that resulted from the Company's sale of a portion of its interest in UTI in October 2002. The increase in the Company's stock price during 2003 had a greater dilutive effect on the average diluted shares outstanding computation compared with the same period in 2002.

Six months ended June 28, 2003 and June 30, 2002

      Revenues. Consolidated revenues totaled $35,538,000 for the six-month period ended June 28, 2003, an increase of $18,098,000, or 104%, from the $17,440,000 reported in the same quarter in the prior year. Primary battery sales increased $17,163,000, or 101%, from $17,039,000 last year to $34,202,000 this year, mainly as a result of strong shipments of HiRate(R) battery products, including sales of BA-5390 batteries used mainly in various communications and weapons applications in the military, as well as higher 9-volt sales. Rechargeable revenues rose $480,000 to $638,000 as the Company's broadened strategy including battery assemblies began to develop new customers. Technology Contract revenues increased $455,000 to $698,000 in the first six months of 2003 as certain milestones were met on a development contract with the U.S. Army.

      Cost of Products Sold. Cost of products sold totaled $27,648,000 for the first half of 2003, an increase of $12,215,000, or 79% over the same six-month period a year ago. The gross margin on consolidated revenues for the first six months of 2003 was $7,890,000, or 22% of revenues, an improvement of $5,883,000 over the $2,007,000, or 12% of revenues, in the same period in the prior year. Gross margins in the Company's primary battery operations improved $5,169,000, from $3,003,000 in 2002 to $8,172,000 in 2003. As a percentage of revenues, primary battery margins amounted to 24% in the first half of 2003 compared with 18% in 2002. This improvement resulted mainly from higher sales and production volumes, in addition to manufacturing efficiencies. In the Company's rechargeable operations, the gross margin loss amounted to $596,000 in the first six months of 2003 compared with a loss of $1,018,000 in the same period in 2002. This improvement in the rechargeable area was the result of higher sales volumes and the favorable impact from cost savings initiatives that were implemented during the first quarter in 2002, as well as lower depreciation charges. Gross margins in the Technology Contract segment increased from $22,000 in 2002 to $314,000 in 2003 as a result of higher sales.

      During the first half of 2003, the Company's production volumes increased in order to keep pace with product demand. As a result, the Company increased its direct labor force by more than 300 people, or approximately 80% since December 2002. Certain inefficiencies in the production operation resulting from the rapid manufacturing ramp-up, including the need to work significant amounts of overtime to meet customer delivery requirements, are expected to improve as the direct labor force stabilizes and additional production equipment is installed to alleviate various manual processes. In addition, the Company expects to realize further direct material cost reductions over the levels achieved in the first half of 2003 as production volumes increase.

      Operating Expenses. Operating expenses for the six months ended June 28, 2003 totaled $5,380,000, a decrease of $493,000 from the prior year, excluding the $14,318,000 impairment charge related to rechargeable assets. This decrease was primarily attributable to lower research and development costs, which declined $906,000, as the development efforts for rechargeable products were diminished and depreciation expenses declined. Selling, general and administrative expenses increased $413,000 to $4,149,000 in 2003, mainly as a result of higher compensation expenses and higher professional fees. As a percentage of sales, total operating expenses (excluding impairment charges) declined noticeably from 34% in the first six months of 2002 to 15% in the same period in 2003, mostly due to the higher revenue base.

      Other Income (Expense). Interest expense, net, for the first six months of 2003 rose $36,000 to $237,000 in the first six months of 2003, primarily due to interest expense associated with the $500,000 short-term convertible note that was issued in March 2003. Equity loss in Ultralife Taiwan, Inc., (UTI) was $1,179,000 in the first half of 2002 compared with zero in the first half of 2003. This change resulted mainly from an October 2002 change in the method of accounting for the Company's investment in UTI, from the equity method of accounting to the cost method of accounting. In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. Subsequent to the completion of this transaction, UTI has raised additional equity capital and the Company's ownership interest in UTI has declined to approximately 9.2% as of June 28, 2003. Miscellaneous income declined from $265,000 in 2002 to $187,000 in 2003, due to lower gains from the impact of foreign currency translations. These foreign currency gains relate mainly to changes between the British pound sterling and the U.S. dollar. More specifically, the Company has had intercompany transactions over the years with its wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., that have resulted in a net payable balance to the U.S. parent company, denominated in U.S. dollars. While there was no cash impact to the Company as a result of the translation of these intercompany balances during the periods presented, foreign currency translation gains were recognized as the British pound sterling strengthened against the U.S. dollar during each of the six-month periods ended June 28, 2003 and June 30, 2002.

      Net Income. Net income and diluted earnings per share were $2,460,000 and $0.19, respectively, for the six months ended June 28, 2003, compared to a net loss and loss per share of $19,299,000 and $1.49, respectively, for the same six-month period last year, primarily as a result of the reasons described above. Average common shares outstanding changed due to the Company's private equity offering in April 2002, stock option exercises during the first half of 2003, and the conversion of a short-term note in June 2003, offset in part by the reacquisition of shares from UTI that resulted from the Company's sale of a portion of its interest in UTI in October 2002. The increase in the Company's stock price during 2003 had a greater dilutive effect on the average diluted shares outstanding computation compared with the same period in 2002.

Liquidity and Capital Resources

      As of June 28, 2003, cash equivalents and available for sale securities totaled $1,614,000, excluding restricted cash of $50,000. During the six months ended June 28, 2003, the Company used $243,000 of cash in operating activities as compared to $2,930,000 for the six months ended June 30, 2002. During the first six months of 2003, the Company's net income plus depreciation and amortization were offset by an increase in working capital usage, particularly an increase in accounts receivable related to the significant rise in sales during the period. In the six months ended June 28, 2003, the Company used $3,278,000 to purchase plant, property and equipment, an increase of $2,486,000 from the prior year's capital expenditures, mainly as a result of the need to increase production capacity for cylindrical cells as demand from military customers grew significantly. During the six month period ended June 28, 2003, the Company generated $3,784,000 in funds from financing activities. The financing activities included inflows from issuance of stock, mainly as stock options were exercised during the period, a $500,000 90-day note converted into shares of common stock in June 2003, and the final payment of $117,000 that was received on a $750,000 government grant/loan, offset in part by payments on debt obligations. In addition, the Company had accessed $2,440,000 of its revolving credit facilities as of June 28, 2003 to finance working capital needs.

      Months cost of sales in inventory at June 28, 2003 was 1.7 months based on a rolling three-month average, compared with 2.0 months at December 31, 2002. This metric is indicative of the rapid turnaround of product to the military and the high volume of sales during the first half of 2003, as well as the Company's continuing focus to improve purchasing procedures and inventory controls. The Company's Days Sales Outstanding (DSOs) was an average of 46 days for the first half of 2003, compared with an average of 60 days for the same six-month period in 2002. This improvement in DSOs mainly reflects the significant increase in sales to the U.S. military and the associated favorable impact from the timely payments made by them.

      At June 28, 2003, the Company had a capital lease obligation outstanding of $103,000 for the Company's Newark, New York offices and manufacturing facilities.

      As of June 28, 2003, the Company had open capital commitments to purchase approximately $840,000 of production machinery and equipment.

      On March 25, 2003, the Company's primary lending bank and the Company agreed to amend the Company's $15,000,000 credit facility. Among other things, the amendment extended the maturity date to June 30, 2004, allowed for the collateral release of accounts receivable related to the Company's subsidiary in the U.K. affording it the ability to enter into a separate revolving credit facility, and also revised certain limitations on customer concentration to account for the increased sales activity with the U.S. military. The Company has classified the portion of this debt that is due and payable beyond one year as a long-term liability on the June 28, 2003 and December 31, 2002 Consolidated Balance Sheets. As of June 28, 2003, the Company had $1,667,000 outstanding under the term loan component of its $15,000,000 credit facility, and had $1,853,000 of borrowings outstanding under the revolver component of the credit facility. The Company's additional borrowing capacity under the revolver component of the credit facility as of June 28, 2003 was approximately $4,000,000, net of outstanding letters of credit of $3,800,000. At June 28, 2003, the Company's net worth was $26,292,000, compared to the debt covenant requiring a minimum net worth of approximately $19,200,000.

      On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company's wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $700,000. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. At June 28, 2003, the outstanding borrowings under this revolver were $586,000.

      In November 2001, the Company received approval for a $750,000 grant/loan from a federally sponsored small cities program. The grant/loan has assisted in funding capital expansion plans that the Company expects will lead to job creation. The Company has been reimbursed for approved capital as it incurred the cost. In August 2002, the $750,000 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400,000 for costs it had incurred to date for equipment purchases applicable under this grant/loan. By the end of March 2003, all $750,000 had been advanced to the Company. During the first quarter of 2003, $117,000 under this grant/loan was reimbursed as the Company incurred additional expenses and submitted requests for reimbursement. If the Company meets its employment quota requirements by April 1, 2005, the loan and all associated accrued interest will be forgiven. If the Company does not meet its employment quota requirements, then the funds advanced and the associated interest will be converted into a loan that will be repaid over a seven-year period. The Company has initially recorded the proceeds from this grant/loan as a long-term liability and will record these proceeds as income as the certainty of meeting the employment criteria become definitive. Interest has been accrued at a rate of 5% per year. Due to the growth of the Company during 2003, the Company expects to meet this employment obligation during the second half of 2003.

      On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. Pursuant to the terms of the note, the three-month, $500,000 note, which accrued interest at 7.5% per annum, was converted into 125,000 shares of common stock at $4.00 per share on June 4, 2003. Accrued interest was paid to the noteholder on the maturity date.

      During the first six months of 2003, the Company issued 169,025 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $1,100,000 in cash proceeds as a result of these transactions.

      The Company is optimistic about its future prospects and growth potential. However, the recent rapid growth of the business has created a near-term need for certain machinery, equipment and working capital in order to increase capacity and build product to meet demand. In certain areas of manufacturing, the Company has been producing at or near capacity. In order to increase its capacity in these areas, the Company has added a significant number of people and is adding machinery and equipment in order to continue to fulfill this demand. The Company continues to explore other sources of capital, including utilizing its unleveraged assets as collateral for additional borrowing capacity, issuing debt and raising equity through a private or public offering. Although it is evaluating these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.

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

Outlook

      The Company expects revenues in its third quarter of calendar 2003 to reach at least $20,000,000. Demand for the BA-5390 battery remains very strong, and the Company continues to respond as quickly as possible to the orders on hand. The Company believes that the order activity from the military will continue to be strong throughout the remainder of 2003 and that it is likely to continue into 2004. In support of this, on August 5, 2003, the Company announced that it had been awarded its largest contract to date for its BA-5390/U battery valued at up to $28,000,000, by the U.S. Army Communications Electronics Command (CECOM). Shipments are scheduled to begin in November 2003 and continue into the first half of 2004, subject to negotiated delivery requirements. In addition to the strong demand from the military, orders from commercial customers for 9-volts and other batteries remain strong. Sampling and design activity for various rechargeable products remains high, although the Company is conservatively projecting modest revenues in this part of the business for the remainder of 2003.

      Looking ahead for the full calendar year of 2003, the Company remains optimistic about its sales prospects and the status of the manufacturing operations. At this time, the Company is now projecting revenues of approximately $75,000,000 (up from the previous guidance of at least $65,000,000), an approximately 125% increase over the $33,039,000 reported for the comparable 12 months in the period ended December 31, 2002. The Company is raising its outlook due to the strong order activity it has experienced recently, particularly from the military, and its success in ramping up production to meet demand.

      The Company has a fairly substantial fixed cost infrastructure to support its overall operations. The Company believes that incremental sales volumes will generate added gross margins in the range of 30% to 50%. Conversely, decreasing sales volumes will result in the opposite effect. During the December 2001 and March 2002 quarters, the Company was able to significantly reduce costs through various cost savings actions, moving it toward cash generation and profitability. As the Company continues to grow and leverage this infrastructure, it believes that sustainable profitability can be achieved. The Company believes that consistent, quarterly revenues in the range of $11,000,000 to $12,000,000, depending on mix, is the operating income breakeven point for profitability.

      The Company continues to monitor its operating costs very tightly. Over the remainder of the calendar year, the Company is projecting operating expenses to be in line with or modestly higher than the first two quarters of 2003.

      The Company expects that operating income in the September 2003 quarter will exceed $2,100,000, based on the Company's projected revenues and improving manufacturing efficiencies. This compares to an operating loss of $1,917,000 in the September 2002 quarter. For the full year of 2003, the Company is projecting that operating income will be at least $7,000,000, based on a continuing strong demand for the Company's products, compared with an operating loss of $21,838,000, including a $14,318,000 asset impairment charge, for the full calendar year of 2002. The guidance previously provided called for basic earnings per share in the range of $0.35 to $0.45 and revenue of $65,000,000, which suggested operating income in the range of approximately $5,000,000 to $6,300,000.

      In order to meet the significant demand from the military, the Company expects to continue to make prudent investments in capital equipment that have a very short payback. At this time, the Company believes that expenditures for capital projects during 2003 will be approximately $5,000,000, based on the recent volume of orders and the expectation that demand will continue to increase across all product lines. Since the lead time for ordering certain production equipment can range from six to twelve months, the Company must make some up front investments in capital in order to increase its capacity to meet anticipated demand. The recent success and the continued outlook for growth is requiring the Company to make some such investments in new equipment during 2003. The Company carefully evaluates such projects and will only make capital investments when necessary and when there is typically a favorable payback period.

      As the Company's volume grows, it expects that working capital needs related to increasing sales volumes and inventory levels will be able to be financed by its revolving credit facility. The Company continually explores its financing alternatives, including utilizing its unleveraged assets as collateral for additional borrowing capacity, refinancing current debt or issuing new debt, and raising equity through a private or public offering. Although it is evaluating these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company. While the Company is confident that it will be successful in continuing to arrange adequate financing to support its growth, there can be no assurance that the Company will be able to do so. Therefore, this could have a material adverse effect on the Company's business, financial position and results of operations.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The Company has no derivative instruments and adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy is in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiffs' counsel accepted the terms of the proposed settlement, amounting to $175,000 for the Company, which was previously accrued. . The settlement has been approved by the Court and by the shareholders comprising the class, and the Company paid the settlement in June of 2003.

      This matter is now completed and the Company will not incur any further expenses with regard to this lawsuit.

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

Item 2. Changes in Securities and Use of Proceeds

      On June 4, 2003, the Company issued 125,000 shares of its common stock to an accredited investor upon conversion of a three-month $500,000 note issued on March 4, 2003 to raise funds to meet the Company's short-term working capital needs. The shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Securities Holders

      (a) On June 10, 2003, an Annual Meeting of Shareholders of the Company was held.

      (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all seven nominees for Director with the following votes:

                      DIRECTOR                 FOR                AGAINST

                  Joseph C. Abeles           9,898,664           2,322,005
                  Joseph N. Barrella        12,183,040              37,625
                  Patricia C. Barron        12,183,040              37,625
                  Daniel W. Christman       12,182,960              37,705
                  John D. Kavazanjian       12,182,960              37,705
                  Carl H. Rosner            12,183,040              37,625
                  Ranjit C. Singh           12,181,040              37,625

      (c) At the Annual Meeting, the Shareholders of the Company voted for the ratification of PricewaterhouseCoopers LLP as independent auditors with the following votes:

                              FOR               AGAINST            ABSTAIN

                           12,181,340            7,025              32,300

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

                  10 Financing Agreement between Ultralife Batteries (UK) Ltd. and EuroFinance

                  99    CEO & CFO Certifications

      (b)   Reports on Form 8-K

                  On May 13, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing its first quarter 2003 earnings.

                  On May 19, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing the receipt of a multi-million dollar order from a major consumer products company for a private-labeled version of its popular 9-volt lithium battery. Production began in May for scheduled shipments starting in June and extending throughout 2003.

                  On May 21, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing a contract awarded for its BA-5390/U battery (previously UBI5390) valued at approximately $19 million, by the U.S. Army Communications Electronics Command (CECOM). The order represents the fourth and largest contract to date for this battery. Shipments were to began in July and will continue into the fourth quarter.

                  On June 12, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission indicating that Company, on March 4, 2003, had issued a three-month, $500,000 note, convertible into shares of the Company's common stock at $4.00 per share, or 125,000 shares, at the option of the note holder. On June 4, 2003, the maturity date of the note, the note holder elected to convert the note into common shares and the Company had thus extinguished this debt obligation.

                  On June 12, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing orders valued at approximately $2.7 million from two of its U.S. battery distributors for its BA-5390/U lithium military battery. Shipments have begun and are expected to be completed by August.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ULTRALIFE BATTERIES, INC.
                                           -------------------------
                                                  (Registrant)

      Date: August 8, 2003         By: /s/ John D. Kavazanjian
            --------------             -----------------------
                                           John D. Kavazanjian
                                           President and Chief Executive Officer

      Date: August 8, 2003         By: /s/ Robert W. Fishback
            --------------             -----------------------
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

Date: August 8, 2003                       /s/ John D. Kavazanjian
                                           -----------------------
                                           John D. Kavazanjian,
                                           President and Chief Executive Officer

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

Date: August 8, 2003        /s/ Robert W. Fishback
                            ---------------------------
                            Robert W. Fishback
                            Vice President - Finance and Chief Financial Officer