Form 10-Q
period 2003-09-27
ULTRALIFE BATTERIES INC
filed 2003-11-06
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003
                                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Common stock, $.10 par value - 13,542,452 shares of common stock outstanding, net of 727,250 treasury shares, as of November 1, 2003.

                            ULTRALIFE BATTERIES, INC.

                                      INDEX

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
            September 27, 2003 and December 31, 2002...........................3

         Condensed Consolidated Statements of Operations -
            Three and nine months ended September 27, 2003
               and September 28, 2002..........................................4

         Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 27, 2003
               and September 28, 2002..........................................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................16

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risks................................................26

Item 4.  Controls and Procedures..............................................26

PART II OTHER INFORMATION

Item 1.  Legal Proceedings....................................................27

Item 6.  Exhibits and Reports on Form 8-K.....................................28

         Signatures...........................................................30

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    ULTRALIFE BATTERIES, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands, Except Per Share Amounts)
                                           (unaudited)

                                                                                        September 27,    December 31,
                                             ASSETS                                          2003            2002
                                                                                             ----            ----
Current assets:
   Cash and cash equivalents                                                              $    877         $  1,322
   Available-for-sale securities                                                                 2                2
   Restricted cash                                                                              50               50
   Trade accounts receivable (less allowance for doubtful accounts
      of $210 at September 27, 2003 and $297 at December 31, 2002)                          15,842            6,200
   Inventories                                                                               7,572            5,813
   Prepaid expenses and other current assets                                                 2,383              968
                                                                                          --------         --------

       Total current assets                                                                 26,726           14,355
                                                                                          --------         --------

Property, plant and equipment, net                                                          17,783           15,336

Other assets:
  Investment in UTI                                                                          1,550            1,550
  Technology license agreements (net of accumulated
      amortization of $1,393 at September 27, 2003 and $1,318 at December 31, 2002)             58              133
                                                                                          --------         --------
                                                                                             1,608            1,683
                                                                                          --------         --------

Total Assets                                                                              $ 46,117         $ 31,374
                                                                                          ========         ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt                                  $  6,391         $    816
   Accounts payable                                                                          7,472            4,283
   Other current liabilities                                                                 2,951            2,045
                                                                                          --------         --------
       Total current liabilities                                                            16,814            7,144

Long-term liabilities:
   Debt and capital lease obligations                                                           87            1,354
   Grant                                                                                        --              633
                                                                                          --------         --------
                                                                                                87            1,987

Commitments and contingencies (Note 10)

Shareholders' equity:
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                          --               --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares
      issued - 14,050,002 at September 27, 2003 and 13,579,519 at December 31, 2002)         1,405            1,358
   Capital in excess of par value                                                          117,990          115,251
   Accumulated other comprehensive loss                                                     (1,066)          (1,016)
   Accumulated deficit                                                                     (86,735)         (90,972)
                                                                                          --------         --------
                                                                                            31,594           24,621

   Less -- Treasury stock, at cost -- 727,250 shares                                         2,378            2,378
                                                                                          --------         --------
        Total shareholders' equity                                                          29,216           22,243
                                                                                          --------         --------
Total Liabilities and Shareholders' Equity                                                $ 46,117         $ 31,374
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                      Three Months Ended         Nine Months Ended
                                                     Sept 27,     Sept 28,     Sept 27,      Sept 28,
                                                       2003         2002         2003          2002
                                                       ----         ----         ----          ----
Revenues                                             $19,874      $ 6,847      $55,412      $ 24,287
Cost of products sold                                 15,981        6,718       43,629        22,151
                                                     -------      -------      -------      --------
Gross margin                                           3,893          129       11,783         2,136

Operating expenses:
  Research and development                               652          477        1,883         2,614
  Selling, general, and administrative                 2,098        1,569        6,247         5,305
  Impairment of long-lived assets                         --           --           --        14,318
                                                     -------      -------      -------      --------
Total operating expenses                               2,750        2,046        8,130        22,237
                                                     -------      -------      -------      --------
Operating income (loss)                                1,143       (1,917)       3,653       (20,101)

Other income (expense):
  Interest income                                          1           33            6            39
  Interest expense                                      (144)        (115)        (386)         (322)
  Equity loss in UTI                                      --         (959)          --        (2,138)
  Gain from forgiveness of debt/grant                    781           --          781            --
  Miscellaneous                                           (4)         221          183           486
                                                     -------      -------      -------      --------
Income (loss) before income taxes                      1,777       (2,737)       4,237       (22,036)
                                                     -------      -------      -------      --------

Income taxes                                              --           --           --            --
                                                     -------      -------      -------      --------

Net income (loss)                                    $ 1,777      $(2,737)     $ 4,237      $(22,036)
                                                     =======      =======      =======      ========

Earnings (loss) per share - basic                    $  0.13      $ (0.21)     $  0.33      $  (1.72)
                                                     =======      =======      =======      ========
Earnings (loss) per share - diluted                  $  0.12      $ (0.21)     $  0.31      $  (1.72)
                                                     =======      =======      =======      ========

Weighted average shares outstanding - basic           13,229       13,137       13,004        12,807
                                                     =======      =======      =======      ========
Weighted average shares outstanding - diluted         14,361       13,137       13,701        12,807
                                                     =======      =======      =======      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                         Sept 27,     Sept 28,
                                                                           2003         2002
                                                                           ----         ----
OPERATING ACTIVITIES
Net income (loss)                                                        $ 4,237      $(22,036)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                                              2,292         2,805
Loss on asset disposal                                                        --             4
Foreign exchange gains                                                      (188)         (423)
Equity loss in UTI                                                            --         2,138
Non-cash stock-based compensation                                             26            --
Non-cash gain from forgiveness of debt/grant                                (781)           --
Impairment of long-lived assets                                               --        14,318
Changes in operating assets and liabilities:
   Accounts receivable                                                    (9,642)         (721)
   Inventories                                                            (1,759)          224
   Prepaid expenses and other current assets                              (1,415)           72
   Accounts payable and other current liabilities                          4,126          (414)
                                                                         -------      --------
Net cash used in operating activities                                     (3,104)       (4,033)
                                                                         -------      --------
INVESTING ACTIVITIES
Purchase of property and equipment                                        (4,542)         (893)
Proceeds from sale leaseback                                                  --           451
Proceeds from asset disposal                                                  --             8
Purchase of securities                                                        --           666
Sales of securities                                                           --         1,399
                                                                         -------      --------
Net cash (used in) provided by investing activities                       (4,542)        1,631
                                                                         -------      --------
FINANCING ACTIVITIES
Change in revolving credit facilities                                      4,908            --
Proceeds from issuance of common stock                                     2,260         2,350
Proceeds from issuance of debt                                               500           600
Principal payments on long-term debt and capital lease obligations          (600)         (813)
Proceeds from grant                                                          117           395
                                                                         -------      --------
Net cash provided by financing activities                                  7,185         2,532
                                                                         -------      --------
Effect of exchange rate changes on cash                                       16            93
                                                                         -------      --------
(Decrease)/Increase in cash and cash equivalents                            (445)          223
                                                                         -------      --------
Cash and cash equivalents at beginning of period                           1,322           706
                                                                         -------      --------
Cash and cash equivalents at end of period                               $   877      $    929
                                                                         =======      ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                            $   238      $    378
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

            The computation of basic and diluted earnings per share is summarized as follows:

      (In thousands, except per share data)                Three Months Ended            Nine Months Ended
                                                           ------------------            -----------------
                                                        Sept 27,      Sept  28,       Sept 27,       Sept 28,
                                                            2003           2002           2003           2002
                                                        ------------------------------------------------------
Net Income (a)                                           $ 1,777       ($ 2,737)       $ 4,237       ($22,036)
Effect of Dilutive Securities:
     Stock Options / Warrants                                 --             --             44             --
     Convertible Note                                         --             --              9             --
                                                        ------------------------------------------------------
          Net Income - Adjusted (b)                      $ 1,777       ($ 2,737)       $ 4,290       ($22,036)
                                                        ======================================================

Average Shares Outstanding - Basic (c)                    13,229         13,137         13,004         12,807
Effect of Dilutive Securities:
     Stock Options / Warrants                              1,132             --            614             --
     Convertible Note                                         --             --             83             --
                                                        ------------------------------------------------------
          Average Shares Outstanding - Diluted (d)        14,361         13,137         13,701         12,807
                                                        ======================================================

EPS - Basic (a/c)                                        $  0.13       ($  0.21)       $  0.33       ($  1.72)
EPS - Diluted (b/d)                                      $  0.12       ($  0.21)       $  0.31       ($  1.72)

            The Company also had the equivalent of 19,000 and 2,556,000 options and warrants outstanding for the three-month periods ended as of September 27, 2003 and September 28, 2002, respectively, and 285,000 and 2,455,000 options and warrants outstanding for the nine-month periods ended as of September 27, 2003 and September 28, 2002, respectively, which were not included in the computation of diluted EPS because these securities would have been anti-dilutive for the periods presented.

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

                                                Three Months Ended          Nine Months Ended
                                               Sept 27,     Sept 28,      Sept 27,     Sept 28,
                                                 2003         2002          2003         2002
                                               -------------------------------------------------

Net income (loss), as reported                  $1,777      $(2,737)       $4,237      $(22,036)

Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects                  --           --            --            --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                        (296)        (273)         (839)         (926)
                                               -------------------------------------------------

Pro forma net income (loss)                     $1,481      $(3,010)       $3,398      $(22,962)

Earnings (loss) per share:
    Basic - as reported                          $0.13       $(0.21)        $0.33        $(1.72)
    Basic - pro forma                            $0.11       $(0.23)        $0.26        $(1.79)
    Diluted - as reported                        $0.12       $(0.21)        $0.31        $(1.72)
    Diluted - pro forma                          $0.10       $(0.23)        $0.25        $(1.79)

5.    COMPREHENSIVE INCOME (LOSS)

            The components of the Company's total comprehensive income (loss) were:

                                                          Three Months Ended             Nine Months Ended
                                                        Sept 27,     Sept 28,       Sept 27,        Sept 28,
                                                          2003         2002           2003            2002
                                                        -----------------------------------------------------
    Net income (loss)                                    $1,777      $(2,737)       $4,237          $(22,036)
    Foreign currency translation adjustments                 15          (63)          (50)              (84)
                                                        -----------------------------------------------------
    Total comprehensive income (loss)                    $1,792      $(2,800)       $4,187          $(22,120)
                                                        ======================================================

6.    INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                         September 27, 2003    December 31, 2002
                                         ---------------------------------------
Raw materials                                        $6,291               $3,259
Work in process                                       1,437                1,882
Finished goods                                        1,038                1,207
                                         ---------------------------------------
                                                      8,766                6,348
Less: Reserve for obsolescence                        1,194                  535
                                         ---------------------------------------
                                                     $7,572               $5,813
                                         =======================================

7.    PROPERTY, PLANT AND EQUIPMENT

            Major classes of property, plant and equipment consisted of the following:

                                         September 27, 2003    December 31, 2002
                                         ---------------------------------------
Land                                                   $123                 $123
Buildings and leasehold improvements                  1,625                1,619
Machinery and equipment                              31,706               28,772
Furniture and fixtures                                  339                  319
Computer hardware and software                        1,557                1,405
Construction in progress                              1,972                  291
                                         ---------------------------------------
                                                     37,322               32,529
Less:  Accumulated depreciation                      19,539               17,193
                                         ---------------------------------------
                                                    $17,783              $15,336
                                         =======================================

8.    DEBT

            In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan has assisted in funding capital expansion plans that the Company expected would lead to job creation. The Company has been reimbursed for approved capital as it incurred the cost. In August 2002, the $750 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400 for costs it had incurred to date for equipment purchases applicable under this grant/loan. During the first quarter of 2003, $117 under this grant/loan was reimbursed as the Company incurred additional expenses and submitted requests for reimbursement. By the end of March 2003, all $750 had been advanced to the Company. If the Company were to meet its employment quota requirements by April 1, 2005, the loan and all associated accrued interest would be forgiven. If the Company did not meet its employment quota requirements, then the funds advanced and the associated interest would be converted into a loan that will be repaid over a seven-year period. The Company had initially recorded the proceeds from this grant/loan as a long-term liability. In September 2003, the Company fulfilled its obligations and had met its employment quota requirements, and the loan was forgiven. As a result, the Company reclassified this liability and associated accrued interest from the Consolidated Balance Sheet and has recorded miscellaneous income of $781 in the September 2003 quarter. Interest had been accrued at a rate of 5% per year.

            On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. The three-month, $500 note, which accrued interest at 7.5% per annum, was converted into 125,000 shares of common stock at $4.00 per share on June 4, 2003, at the option of the note holder. Accrued interest was paid to the note holder on the maturity date.

            On March 25, 2003, the Company's primary lending bank agreed to amend the Company's credit facility. Among other things, this amendment included an extension of the credit agreement through June 30, 2004, a release of accounts receivable at the Company's U.K. subsidiary in order to allow that subsidiary to obtain its own revolving credit facility with a U.K. bank, and a formula adjustment in the borrowing base that enhanced the eligible receivables related to the U.S. military in recognition of the increasing business with the U.S. Army. Since this credit facility is currently scheduled to expire in less than one year from the September 27, 2003 balance sheet date, all liabilities associated with this facility as of this date have been reflected as a current liability.

            On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company's wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $700. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. At September 27, 2003, the outstanding borrowings under this revolver were $340.

9.    INCOME TAXES

            The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse. The Company recorded no income tax benefit or expense relating to the operating results generated during the nine-month periods ended September 27, 2003 and September 28, 2002, as such income tax benefit or expense was offset by changes in the valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

10.   COMMITMENTS AND CONTINGENCIES

            As of December 31, 2002, the Company had foreign and domestic net operating loss carryforwards totaling approximately $78,816 that are available to reduce future taxable income. If it is determined that a change in ownership as defined under Internal Revenue Code Section 382 has occurred, the net operating loss carryforwards will be subject to an annual limitation. Such a limitation could result in the possibility of a cash outlay for income taxes for the year ended December 31, 2003.

            As of September 27, 2003, the Company had $50 in restricted cash in support of a corporate credit card account.

            As of September 27, 2003, the Company had open capital commitments to purchase approximately $2,584 of production machinery and equipment, of which $1,416 is expected to be reimbursed to the Company and owned by the U.S. Army / CECOM in conjunction with the agreement announced in September 2003. Pursuant to that agreement, the U.S. Army will pay approximately $3,100 for the installation of machinery and equipment through the end of the first quarter of 2004, increasing the production capacity for military batteries. As of September 27, 2003, the Company had incurred expenditures of approximately $1,400 on behalf of the U.S. Army / CECOM, which was included in other current assets on the Consolidated Balance Sheet because the Company will invoice the U.S. Army / CECOM for reimbursement of these funds.

            In March 1998, the Company received a $500 grant from the Empire State Development Corporation to fund certain equipment purchases. The grant was contingent upon the Company achieving and maintaining minimum employment levels for a period of five years. If annual levels of employment were not maintained, a portion of the grant might have become repayable. Through the first four years of the grant period, the Company met the requirements. The Company believes that it has also met the requirements in the fifth and final year, and it has recognized this portion of the grant into income during 2002. However, there is some uncertainty with the interpretation of the grant agreement, and it is possible that the Company may be required to repay $100 of the grant. The Company believes that the likelihood of a repayment is remote, and it is discussing its position with the Empire State Development Corporation accordingly. At September 27, 2003, there is no balance pertaining to this grant on the balance sheet.

            The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves, included in other current liabilities on the Company's Consolidated Balance Sheet, are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during the first nine months of 2003 were as follows:

            Balance at December 31, 2002              $236
            Accruals for warranties issued              78
            Settlements made                           (46)
                                                      -----
            Balance at September 27, 2003             $268
                                                      =====

            The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

            In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability, reflected as a part of other current liabilities on the Company's Consolidated Balance Sheet. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company has sought proposals from environmental remediation firms to complete the remedial work contained in the work plan, but it is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, the Company does not have a specified time frame in which to complete the project. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

            A retail end-user of a product manufactured by one of Ultralife's customers (the "Customer"), has made a claim against the Customer wherein it is asserted that the Customer's product, which is powered by an Ultralife battery, does not operate according to the Customer's product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. The claim between the end-user and the Customer has now been settled. Ultralife has renewed its commitment to the Customer to honor its warranty by replacing any batteries that may be determined to be defective. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife's product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company's financial position and results of operations.

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

Three Months Ended September 27, 2003
-------------------------------------
                             Primary      Rechargeable      Technology
                            Batteries       Batteries       Contracts      Corporate        Total
                            -----------------------------------------------------------------------
Revenues                     $19,450         $  293            $131         $    --        $19,874
Segment contribution           4,125           (318)             86          (2,750)         1,143
Interest expense, net                                                          (143)          (143)
Equity loss in UTI                                                               --             --
Miscellaneous                                                                   777            777
Income taxes                                                                     --             --
                                                                                           -------
Net income (loss)                                                                          $ 1,777
Total assets                 $35,529         $3,379            $ 99         $ 7,110        $46,117

Three Months Ended September 28, 2002
-------------------------------------
                             Primary      Rechargeable      Technology
                            Batteries       Batteries       Contracts      Corporate        Total
                            -----------------------------------------------------------------------
Revenues                      $6,678           $169              $0         $    --         $6,847
Segment contribution             421           (292)              0          (2,046)        (1,917)
Interest expense, net                                                           (82)           (82)
Equity loss in UTI                                                             (959)          (959)
Miscellaneous                                                                   221            221
Income taxes                                                                     --             --
                                                                                           --------
Net income (loss)                                                                          $(2,737)
Total assets                 $20,428         $4,076              $0          $8,747        $33,251

Nine Months Ended September 27, 2003
------------------------------------
                             Primary      Rechargeable      Technology
                            Batteries       Batteries       Contracts      Corporate        Total
                            -----------------------------------------------------------------------
Revenues                     $53,652           $931            $829        $     --        $55,412
Segment contribution          12,297           (914)            400          (8,130)         3,653
Interest expense, net                                                          (380)          (380)
Equity loss in UTI                                                               --             --
Miscellaneous                                                                   964            964
Income taxes                                                                     --             --
                                                                                           --------
Net income (loss)                                                                           $4,237
Total assets                 $35,529         $3,379             $99          $7,110        $46,117

Nine Months Ended September 28, 2002
------------------------------------
                             Primary      Rechargeable      Technology
                            Batteries       Batteries       Contracts      Corporate        Total
                            -----------------------------------------------------------------------
Revenues                     $23,717           $327            $243       $      --        $24,287
Segment contribution           3,424         (1,310)             22         (22,237)       (20,101)
Interest expense, net                                                          (283)          (283)
Equity loss in UTI                                                           (2,138)        (2,138)
Miscellaneous                                                                   486            486
Income taxes                                                                     --             --
                                                                                           --------
Net income (loss)                                                                         $(22,036)
Total assets                 $20,428         $4,076              $0          $8,747        $33,251

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

            In December 2002, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation requires companies to reevaluate their accounting for certain investments in "variable interest entities." A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Variable interest entities are to be consolidated if the Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation have been deferred and are effective for all periods ending after December 15, 2003. The Company has no investments in variable interest entities.

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

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

            In May 2003, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this Issue has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

            In May 2003, the EITF issued Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease". EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No.13, "Accounting for leases". The guidance in this Issue is effective for arrangements agreed or committed to, or modified after July 1, 2003. Adoption of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

13.   SUBSEQUENT EVENTS

            On October 7, 2003, the Company completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2,500. The net proceeds of the private placement, $2,350, were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which Ultralife has an approximate 9.2% ownership interest. This transaction was done in order to provide some bridge financing to UTI while they work to complete an additional equity infusion into UTI to support their growth plans. The transaction was recorded as a short-term note receivable maturing on March 1, 2004 with interest accruing at 3% per annum. The Company expects to convert this note receivable into shares of UTI common stock on or before March 1, 2004, assuming UTI is successful in raising additional equity capital. Pursuant to the agreement, the Company expects to file an S-3 Registration Statement with the SEC within 30 days of the initial transaction to initiate the process of registering these shares for unrestricted trading. The Company accounts for its investment in UTI using the cost method. The carrying value of the Company's 9.2% ownership interest in UTI reflected on the Company's Consolidated Balance Sheet as of September 27, 2003 was $1,550. The Company does not guarantee the obligations of UTI and is not required to provide any additional funding.

            In May 2003, the Company announced a contract with the U.S. Army / CECOM to provide BA-5390 batteries worth a total of approximately $18,600. Unlike contract awards that result from a competitive bidding process, this contract was an "exigent" contract, which is subject to an audit and a final price adjustment. The contract authorized the U.S. Army / CECOM to pay up to 50% of the total value specified, precluding any further payments until the contract was definitized. As of September 27, 2003, the Company had reached the 50% threshold under this contract. In the first week of November 2003, the audit process was completed, resulting in a reduction of the margin over the term of the contract. This lower margin is reflected in the third quarter results, resulting in a $547 lower margin than was anticipated under the original terms of the contract.

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

      The financial information in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in whole dollars.

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

Results of Operations (in whole dollars)

Three months ended September 27, 2003 and September 28, 2002

      Revenues. Consolidated revenues for the three-month period ended September 27, 2003 amounted to $19,874,000, an increase of $13,027,000, or 190%, from the
$6,847,000 reported in the same quarter in the prior year. Primary battery sales increased $12,772,000, or 191%, from $6,678,000 last year to $19,450,000 this year, mainly as a result of strong shipments of HiRate(R) battery products, including sales of BA-5390 batteries used mainly in various communications and weapons applications in the military, as well as higher 9-volt battery sales. Rechargeable revenues rose $124,000 to $293,000 as the Company's broadened strategy to include battery assemblies resulted in new customers. Technology Contract revenues were $131,000 in the third quarter of 2003 as certain milestones were met on a development contract with the U.S. Army. There were no Technology Contract revenues reflected during the comparable three-month period in 2002.

      Cost of Products Sold. Cost of products sold totaled $15,981,000 for the quarter ended September 27, 2003, an increase of $9,263,000, or 138% over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $3,893,000, or 20% of revenues, an improvement of $3,764,000 over the $129,000, or 2% of revenues, reported in the same quarter in the prior year. Gross margins in the Company's primary battery operations improved $3,704,000, from $421,000 in 2002 to $4,125,000 in 2003. As a percentage of revenues, primary battery margins amounted to 21% in the third quarter of 2003 compared with 6% in 2002. This improvement resulted mainly from higher sales and production volumes that spread manufacturing overhead costs over a broader base, as well as improvements in manufacturing efficiencies. In the Company's rechargeable operations, the gross margin loss amounted to $318,000 in the third quarter of 2003, relatively consistent with the same period in 2002. Gross margins in the Technology Contract segment were $86,000 in the September quarter of 2003.

      During the third quarter of 2003, the Company's production volumes continued to be limited by equipment capacity, with the workforce generally working 13 out of 14 days in order to keep pace with product demand. As of September 2003, the Company had more than doubled its direct labor force since December 2002, adding more than 350 people to manufacturing operations. As a result of this rapid growth, certain inefficiencies were inherent in the production operations, including the need to work significant amounts of overtime to meet customer delivery requirements and significant training and learning curve issues. As the Company installs additional equipment to alleviate the capacity constraints during the next several months, manufacturing efficiencies are expected to improve as the direct labor force stabilizes and benefits of automation are realized. In addition to labor efficiencies, the Company expects to realize further direct material cost reductions as production volumes increase.

      Operating Expenses. Operating expenses for the three months ended September 27, 2003 totaled $2,750,000, a $704,000 increase over the prior year's amount of $2,046,000. Research and development charges increased $175,000 to $652,000 in 2003 due to an increased focus in the development of military batteries, as well as the development of opportunities for new rechargeable batteries. Selling, general, and administrative expenses increased $529,000 to $2,098,000 due to higher compensation costs and professional fees. Overall, operating expenses as a percentage of sales improved significantly, from 30% in the September 2002 quarter to 14% in the September 2003 quarter, as the revenue base increased.

      Other Income (Expense). Interest expense, net, for the third quarter of 2003 was $143,000, an increase of $61,000 from the comparable period in 2002, mainly as a result of higher revolving loan balances. Equity loss in Ultralife Taiwan, Inc., (UTI) was $959,000 in the third quarter of 2002 compared with zero in the third quarter of 2003. This change resulted from an October 2002 change in the method of accounting for the Company's investment in UTI, from the equity method of accounting to the cost method of accounting. In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. Subsequent to the completion of this transaction, UTI has raised additional equity capital and the Company's ownership interest in UTI has declined to approximately 9.2% as of September 27, 2003. A $781,000 gain from the forgiveness of debt/grant was recorded during the third quarter of 2003 as the Company fulfilled its obligation to increase employment levels under a government-sponsored loan. Miscellaneous income / expense changed from income of $221,000 in 2002 to an expense of $4,000 in 2003 due to smaller gains on foreign currency translations, primarily related to dealings with the Company's affiliate in the U.K. In July 2003, the Company reevaluated the amount of the intercompany loan and determined that a significant portion of the loan owed by the U.K. subsidiary to the U.S. parent company is unlikely to be repaid within the foreseeable future. As a result, the impact of the foreign currency translations on the Consolidated Statement of Income related to this intercompany loan balance has been significantly diminished.

      Net Income. Net income and diluted earnings per share were $1,777,000 and $0.12, respectively, for the three months ended September 27, 2003, compared to a net loss and loss per share of $2,737,000 and $0.21, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased mainly due to the Company's private equity offering in April 2002, stock option exercises in 2003, and the conversion of a short-term note in June 2003, offset in part by the reacquisition of shares from UTI that resulted from the Company's sale of a portion of its interest in UTI in October 2002. The increase in the Company's stock price during 2003 and the related impact on stock options and warrants "in the money" resulted in an additional 1,132,000 shares for the average diluted shares outstanding computation.

Nine months ended September 27, 2003 and September 28, 2002

      Revenues. Consolidated revenues totaled $55,412,000 for the nine-month period ended September 27, 2003, an increase of $31,125,000, or 128%, from the $24,287,000 reported for the same nine months in 2002. Primary battery sales increased $29,935,000, or 126%, from $23,717,000 last year to $53,652,000 this year, mainly as a result of strong shipments of HiRate(R) battery products, including sales of BA-5390 batteries used mainly in various communications and weapons applications in the military, as well as higher 9-volt sales. Rechargeable revenues rose $604,000 to $931,000 as the Company's broadened strategy including battery assemblies began to develop new customers. Technology Contract revenues increased $586,000 to $829,000 in the first nine months of 2003 as certain milestones were met on a development contract with the U.S. Army.

      Cost of Products Sold. Cost of products sold totaled $43,629,000 for the nine months ended September 27, 2003, an increase of $21,478,000, or 97% over the same nine-month period a year ago. The gross margin on consolidated revenues for the nine-month period of 2003 was $11,783,000, or 21% of revenues, an improvement of $9,647,000 over the $2,136,000, or 9% of revenues, in the same period in the prior year. Gross margins in the Company's primary battery operations improved $8,873,000, from $3,424,000 in 2002 to $12,297,000 in 2003.
As a percentage of revenues, primary battery margins amounted to 23% in the first three quarters of 2003 compared with 14% in 2002. This improvement resulted mainly from higher sales and production volumes, in addition to manufacturing efficiencies. In the Company's rechargeable operations, the gross margin loss amounted to $914,000 in the first nine months of 2003 compared with a loss of $1,310,000 in the same period in 2002. This improvement in the rechargeable area was the result of higher sales volumes and the favorable impact from cost savings initiatives that were implemented during the first quarter in 2002, as well as lower depreciation charges. Gross margins in the Technology Contract segment increased from $22,000 in 2002 to $400,000 in 2003 as a result of higher sales and contracts with higher margins.

      During the first nine months of 2003, the Company's production volumes increased in order to keep pace with product demand. As a result, the Company has more than doubled its direct labor force since December 2002, adding more than 350 people to manufacturing operations. Certain inefficiencies in the production operation resulting from the rapid manufacturing ramp-up, including the need to work significant amounts of overtime to meet customer delivery requirements, are expected to improve as the direct labor force stabilizes and additional production equipment is installed to alleviate various manual processes. In addition, the Company expects to realize further direct material cost reductions over the levels achieved in the first half of 2003 as production volumes increase.

      Operating Expenses. Operating expenses for the nine months ended September 27, 2003 totaled $8,130,000, an increase of $211,000 from the prior year, excluding the $14,318,000 impairment charge related to rechargeable assets. This increase was primarily attributable to higher selling, general and administrative costs, which increased $942,000, mainly as a result of higher compensation expenses and higher professional fees. As a percentage of sales, total operating expenses (excluding impairment charges) declined noticeably from 33% in the first nine months of 2002 to 15% in the same period in 2003, mostly due to the higher revenue base.

      Other Income (Expense). Interest expense, net, for the first nine months of 2003 rose $97,000 to $380,000 due to interest expense associated with the $500,000 short-term convertible note that was issued in March 2003 and higher revolving loan balances. Equity loss in Ultralife Taiwan, Inc., (UTI) was $2,138,000 in the first nine months of 2002 compared with zero in the same period of 2003. This change resulted mainly from an October 2002 change in the method of accounting for the Company's investment in UTI, from the equity method of accounting to the cost method of accounting. In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. Subsequent to the completion of this transaction, UTI has raised additional equity capital and the Company's ownership interest in UTI has declined to approximately 9.2% as of September 27, 2003. A $781,000 gain from the forgiveness of debt/grant was recorded during the third quarter of 2003 as the Company fulfilled its obligation to increase employment levels under a government-sponsored loan. Miscellaneous income decreased from $486,000 in 2002 to $183,000 in 2003 due to smaller gains on foreign currency translations, primarily related to dealings with the Company's affiliate in the U.K. In July 2003, the Company reevaluated the amount of the intercompany loan and determined that a significant portion of the loan owed by the U.K. subsidiary to the U.S. parent company is unlikely to be repaid within the foreseeable future. As a result, the impact of the foreign currency translations on the Consolidated Statement of Income related to this intercompany loan balance has been significantly diminished.

      Net Income. Net income and diluted earnings per share were $4,237,000 and $0.31, respectively, for the nine month period ended September 27, 2003, compared to a net loss and loss per share of $22,036,000 and $1.72, respectively, for the same nine-month period last year, primarily as a result of the reasons described above. Average common shares outstanding changed due to the Company's private equity offering in April 2002, stock option exercises during 2003, and the conversion of a short-term note in June 2003, offset in part by the reacquisition of shares from UTI that resulted from the Company's sale of a portion of its interest in UTI in October 2002. The increase in the Company's stock price during 2003 and the related impact on stock options and warrants "in the money" resulted in an additional 697,000 shares for the average diluted shares outstanding computation.

Liquidity and Capital Resources (in whole dollars)

      As of September 27, 2003, cash equivalents and available for sale securities totaled $879,000, excluding restricted cash of $50,000. During the nine months ended September 27, 2003, the Company used $3,104,000 of cash in operating activities as compared to $4,033,000 for the nine months ended September 28, 2002. During the first three quarters of 2003, the Company's net income plus depreciation and amortization were more than offset by an increase in working capital usage, particularly a $9,642,000 increase in accounts receivable related to the significant rise in sales during the period. In the nine months ended September 27, 2003, the Company used $4,542,000 to purchase plant, property and equipment, an increase of $3,649,000 from the prior year's capital expenditures, mainly as a result of the need to increase production capacity for cylindrical cells as demand from military customers grew significantly. During the nine month period ended September 27, 2003, the Company generated $7,185,000 in funds from financing activities. The financing activities included inflows from issuance of stock, mainly as stock options were exercised during the period, a $500,000 90-day note converted into shares of common stock in June 2003, and the final payment of $117,000 that was received on a $750,000 government grant/loan, offset in part by payments on debt obligations. In addition, the Company had accessed $4,908,000 of its revolving credit facilities as of September 27, 2003 to finance working capital needs.

      Months cost of sales in inventory at September 27, 2003 was 1.7 months based on a rolling three-month average, compared with 2.0 months at December 31, 2002. This metric is indicative of the rapid turnaround of product to the military and the high volume of sales during the first nine months of 2003, as well as the Company's continuing focus to improve purchasing procedures and inventory controls. The Company's Days Sales Outstanding (DSOs) was an average of 50 days for the first nine months of 2003, compared with an average of 60 days for the same nine-month period in 2002. This improvement in DSOs mainly reflects the significant increase in sales to the U.S. military and the associated favorable impact from the timely payments made by them.

      At September 27, 2003, the Company had a capital lease obligation outstanding of $103,000 for the Company's Newark, New York offices and manufacturing facilities.

      As of September 27, 2003, the Company had open capital commitments to purchase approximately $2,584,000 of production machinery and equipment, of which $1,416,000 is expected to be reimbursed to the Company and owned by the U.S. Army / CECOM in conjunction with the agreement announced in September 2003. Pursuant to that agreement, the U.S. Army will pay approximately $3,100,000 for the installation of machinery and equipment through the end of the first quarter of 2004, increasing the production capacity for military batteries.

      On March 25, 2003, the Company's primary lending bank and the Company agreed to amend the Company's $15,000,000 credit facility. Among other things, the amendment extended the maturity date to June 30, 2004, allowed for the collateral release of accounts receivable related to the Company's subsidiary in the U.K. affording it the ability to enter into a separate revolving credit facility, and also revised certain limitations on customer concentration to account for the increased sales activity with the U.S. military. The Company has classified the portion of this debt that is due and payable as of September 27, 2003 as a short-term liability on the Consolidated Balance Sheet because the credit facility expires in less than one year. As of September 27, 2003, the Company had $1,467,000 outstanding under the term loan component of the credit facility, and had $4,568,000 of borrowings outstanding under the revolver component of the credit facility. The Company's additional borrowing capacity under the revolver component of the credit facility as of September 27, 2003 was approximately $4,400,000, net of outstanding letters of credit of $3,800,000. At September 27, 2003, the Company's net worth was $29,763,000, compared to the debt covenant requiring a minimum net worth of approximately $19,200,000.

      On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company's wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $700,000. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. At September 27, 2003, the outstanding borrowings under this revolver were $340,000.

      In November 2001, the Company received approval for a $750,000 grant/loan from a federally sponsored small cities program. The grant/loan has assisted in funding capital expansion plans that the Company expected would lead to job creation. The Company has been reimbursed for approved capital as it incurred the cost. In August 2002, the $750,000 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400,000 for costs it had incurred to date for equipment purchases applicable under this grant/loan. During the first quarter of 2003, $117,000 under this grant/loan was reimbursed as the Company incurred additional expenses and submitted requests for reimbursement. By the end of March 2003, all $750,000 had been advanced to the Company. If the Company were to meet its employment quota requirements by April 1, 2005, the loan and all associated accrued interest would be forgiven. If the Company did not meet its employment quota requirements, then the funds advanced and the associated interest would be converted into a loan that will be repaid over a seven-year period. The Company had initially recorded the proceeds from this grant/loan as a long-term liability. In September 2003, the Company fulfilled its obligations and had met its employment quota requirements, and the loan has been forgiven. As a result, the Company reclassified this liability and associated accrued interest from the Consolidated Balance Sheet and has recorded miscellaneous income of $781,000 in the September 2003 quarter. Interest had been accrued at a rate of 5% per year.

      On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. Pursuant to the terms of the note, the three-month, $500,000 note, which accrued interest at 7.5% per annum, was converted into 125,000 shares of common stock at $4.00 per share on June 4, 2003. Accrued interest was paid to the note holder on the maturity date.

      During the first nine months of 2003, the Company issued 345,483 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $2,260,000 in cash proceeds as a result of these transactions.

      The Company is optimistic about its future prospects and growth potential. However, the recent rapid growth of the business has created a near-term need for certain machinery, equipment and working capital in order to increase capacity and build product to meet demand. In certain areas of manufacturing, the Company has been producing at or near capacity. In order to increase its capacity in these areas, the Company has added a significant number of people and is adding machinery and equipment to enhance its ability to continue to fulfill this demand. The Company continues to explore other sources of capital, including utilizing its unleveraged assets as collateral for additional borrowing capacity, issuing debt and raising equity through a private or public offering. Although it is evaluating these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.

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

Outlook (in whole dollars)

      Compared to the guidance last provided by management of $2,100,000 in Operating Income for the third quarter of 2003, the Company actually reported Operating Income of $1,143,000. This $957,000 shortfall resulted from (a) lower margins per unit than originally expected under the $18,600,000 contract with the U.S. Army / CECOM to produce BA-5390 batteries (a $547,000 impact), (b) production disruptions due to unusually high temperatures during the summer in the Company's U.K. facility, making it difficult to operate the humidity controlled dry rooms effectively, and (c) equipment operating failures in the U.S. operations due to running at levels above normal capacity. The Company does not expect these production inefficiencies to recur in the fourth quarter of 2004, as it has added additional equipment to enhance overall production capacity.

      The Company expects revenues in its fourth quarter of calendar 2003 to reach approximately $23,000,000, as new equipment is commissioned and overall capacity increases. This would result in total revenues for 2003 of approximately $78,000,000 (up from the previous guidance of approximately $75,000,000), compared with $33,039,000 in 2002, an increase of more than 135%. Demand for the BA-5390 battery remains very strong, and the Company continues to respond as quickly as possible to the orders on hand. The Company's current outlook incorporates the margin adjustments that were recently made to the $18,600,000 BA-5390 "exigent" contract with the U.S. Army / CECOM, as well as other possible margin adjustments on other "exigent" contracts that the Company has, or expects to have, with them.

      The Company has a fairly substantial fixed cost infrastructure to support its overall operations. The Company believes that incremental sales volumes can generate added gross margins in the range of 30%, based on recent results and subject to product mix and the ability to maintain consistent levels of pricing. Conversely, decreasing sales volumes will result in the opposite effect. During the December 2001 and March 2002 quarters, the Company was able to significantly reduce costs through various cost savings actions, moving it toward cash generation and profitability. As the Company continues to grow and leverage this infrastructure, it believes that sustainable profitability can be achieved.

      The Company continues to monitor its operating costs very tightly. In the fourth quarter of 2003, the Company is projecting operating expenses to be relatively consistent with the first three quarters of 2003, in the range of approximately $2,800,000.

      The Company expects that operating income in the December 2003 quarter will be approximately $2,000,000 and net income will be approximately $1,850,000, based on the Company's projected revenues and the assumptions that other income and expense consists only of net interest expense of approximately $150,000 and there are no applicable income taxes. While management expects to realize general improvements in manufacturing efficiencies during the quarter, the holiday season is expected to result in fewer productive workdays, and margins on the BA-5390 batteries produced for the U.S. Army / CECOM are expected to decline due to the significantly higher contract volumes and pressure on unit margins. This compares to an operating loss of $1,738,000 and a net loss of $375,000 in the December 2002 quarter. For the full year of 2003, this will result in a total operating income of approximately $5,700,000 and net income (before applicable income taxes) of approximately $6,100,000, compared with an operating loss of $21,839,000 and a net loss of $22,411,000, including a $14,318,000 asset impairment charge, for the full calendar year of 2002. The guidance previously provided called operating income in the range of $7,000,000 for the year. The Company's current guidance for operating income for the full year is less than the previous guidance due to lower margins than expected on BA-5390 contracts with the U.S. Army / CECOM, as well as capacity constraints that have resulted in the Company being less efficient than expected during this phase of its production ramp up.

      At December 31, 2002, the Company had approximately $78,800,000 of net operating loss carryforwards applicable to income taxes. Due to the consistent losses reported in prior years, the Company has not reported a deferred tax asset on its Consolidated Balance Sheet due to the uncertainty of its ability to utilize the benefits of these tax losses in the future. As a result of the positive earnings trend during 2003, the Company needs to reevaluate these income tax benefits. During the fourth quarter of 2003, the Company will assess the likelihood of being able to utilize these benefits against taxable earnings, which may result in the recognition of a deferred tax asset on the Consolidated Balance Sheet when this assessment is made, along with an ongoing income tax expense on the Consolidated Statement of Income into the future. The Company is unable to adequately quantify the amount of these impacts on the financial statements at this time. In addition, if it is determined that a change in ownership as defined under Internal Revenue Code Section 382 has occurred, the net operating loss carry forwards will be subject to an annual limitation. Such a limitation could result in the possibility of a cash outlay for income taxes for the year ended December 31, 2003.

      Looking ahead to 2004, the Company believes that total revenues will exceed $100,000,000 for the year, a nearly 30% increase over 2003. This growth is expected to be generated from all areas of the business. The Company has solid order coverage from the military booked into the first half of 2004, and the commitment by the U.S. Army to purchase approximately $3,100,000 of machinery and equipment on the Company's behalf is an indicator that demand from the military will continue to be strong into next year. Quarterly, revenues are expected to be fairly consistent throughout the year at this time.

      The Company's basic financial model is to drive gross margins to exceed 25% of revenues, and to drive operating expenses as a percentage of sales down below 12%, resulting in a pre-tax operating profit margin in the range of 15%. The Company believes that these targets can be realized by continuing to grow the revenue base while improving manufacturing efficiencies, in addition to monitoring operating expenses closely.

      At this time, operating income for 2004 is expected to be in the range of $11,000,000. Gross margins are expected to improve as manufacturing efficiencies are realized with a more experienced workforce, and operating expenses as a percentage of revenues are expected to decline.

      In order to meet the significant demand from the military, the Company is continuing to make prudent investments in capital equipment that have a very short payback. At this time, the Company believes that expenditures for capital projects in 2003 will be approximately $5,500,000 to $6,000,000, based on the recent volume of orders and the expectation that demand will continue to increase across all product lines. In addition, the Company received a contract from the U.S. Army / CECOM whereby they will provide funding for approximately $3,100,000 of machinery and equipment related to the production of BA-5390 batteries, to ensure that there is adequate capacity to produce at increased volumes, if necessary. The Company will act as the intermediary to ensure proper installation and setup, receiving reimbursement for expenditures made throughout the process. This specific equipment will be installed on the Company's premises, but the title to the equipment will reside with the U.S. Army. As of September 27, 2003, the Company had incurred expenditures of approximately $1,400,000 on behalf of the U.S. Army / CECOM, which was included in other current assets on the Consolidated Balance Sheet because the Company will invoice the U.S. Army / CECOM for reimbursement of these funds. Since the lead time, in general, for ordering certain production equipment can range from six to twelve months, the Company has had to make some up front investments in capital in order to increase its capacity to meet anticipated demand. The recent success and the continued outlook for growth has required the Company to make some such investments in new equipment during 2003. The Company carefully evaluates such projects and will only make capital investments when necessary and when there is typically a favorable payback period.

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

      In December 2002, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation requires companies to reevaluate their accounting for certain investments in "variable interest entities." A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Variable interest entities are to be consolidated if the Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation have been deferred and are effective for all periods ending after December 15, 2003. The Company has no investments in variable interest entities.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In May 2003, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this Issue has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In May 2003, the EITF issued Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease". EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No.13, "Accounting for leases". The guidance in this Issue is effective for arrangements agreed or committed to, or modified after July 1, 2003. Adoption of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Item 4. CONTROLS AND PROCEDURES

      Evaluation Of Disclosure Controls And Procedures - The Company's president and chief executive officer (principal executive officer) and its vice president- finance and chief financial officer (principal financial officer) have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the president and chief executive officer and vice president - finance and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of such date.

         Changes In Internal Controls Over Financial Reporting - There has been no change in the internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company has sought proposals from environmental remediation firms to complete the remedial work contained in the work plan, but it is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, the Company does not have a specified time frame in which to complete the project. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

      A retail end-user of a product manufactured by one of Ultralife's customers (the "Customer"), has made a claim against the Customer wherein it is asserted that the Customer's product, which is powered by an Ultralife battery, does not operate according to the Customer's product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. The claim between the end-user and the Customer has now been settled. Ultralife has renewed its commitment to the Customer to honor its warranty by replacing any batteries that may be determined to be defective. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife's product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company's financial position and results of operations.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Form of Stock Purchase Agreement Dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000)

            10.2 Form of Registration Rights Agreement Dated October 7, 2003 (Three separate but identical registration rights agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP)

            10.3 Loan and Subscription Agreement with Ultralife Taiwan, Inc. Dated October 7, 2003

            31.1  Section 302 Certification - CEO

            31.2  Section 302 Certification - CFO

            32    Section 906 Certifications

      (b)   Reports on Form 8-K

                  On July 28, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing the receipt of a multi-million dollar order and annual contract renewal to continue supplying its advanced 9-volt lithium battery under private label for an existing major consumer battery-brand customer.

                  On July 29, 2003, the Company announced that it would report its second quarter 2003 results for the period ended June 28, 2003 on August 7, 2003.

                  On July 30, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing receipt of an order valued at $545,000 for its HiRate D-size lithium cells from one of its U.S. battery assembly customers.

                  On August 5, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing a contract, valued at $28 Million, awarded by the U.S. Army Communications Electronic Command for its BA-5390/U battery. Shipments will begin in November 2003 and continue into the first quarter of 2004.

                  On August 7, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing its second quarter 2003 earnings.

                  On August 13, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing the receipt of a $2.9 million order for its lithium Thin Cell (R) batteries from an undisclosed U.S. medical device maker. Cell deliveries began in September and extend into 2004.

                  On August 19, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing the receipt of a $1.4 million order for its HiRate(TM) D-size lithium cells from one of its U.S. battery assembly customers. Deliveries have begun and are expected to continue through the first quarter of 2004.

                  On August 27, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing that it received orders valued at approximately $2.6 million from the U.S. Army Communications and Electronics Command for its BA-

            5372/U military batteries. Deliveries against the new releases under the NextGen II contract are expected to begin in 2004 with deliveries into the 2nd half of the year.

                  On September 24, 2003, the Company filed a Form 8-K with the
            Securities and Exchange Commission announcing that it signed a contract with the U.S. Department of the Army - Communications and Electronics Command (CECOM) whereby the Company will receive $3.1 million to purchase, on behalf of CECOM, manufacturing equipment to expand its BA-5390 lithium-manganese dioxide battery manufacturing capability.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ULTRALIFE BATTERIES, INC.
                                           -------------------------
                                                  (Registrant)

      Date: November 6, 2003       By: /s/ John D. Kavazanjian
            ----------------           ------------------------
                                           John D. Kavazanjian
                                           President and Chief Executive Officer

      Date: November 6, 2003       By: /s/ Robert W. Fishback
            ----------------           ----------------------
                                           Robert W. Fishback
                                           Vice President - Finance and Chief
                                           Financial Officer