Form 10-K
period 2003-12-31
ULTRALIFE BATTERIES INC
filed 2004-03-12
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

            /X/ Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2003
                                       OR

          / / Transition report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                         For the transition period from
                         Commission file number 0-20852

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No___

      On June 27, 2003, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $128,400,000 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on June 27, 2003.

      As of February 27, 2004, the Registrant had 13,878,857 shares of Common Stock outstanding, net of 727,250 treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III Ultralife Batteries, Inc. Proxy Statement - Certain portions of the Registrant's Definitive Proxy Statement relating to the June 10, 2004 Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10-14 herein.

                                TABLE OF CONTENTS

            ITEM                                                            PAGE

PART I      1    Business.....................................................3

            2    Properties...................................................15

            3    Legal Proceedings............................................15

            4    Submission of Matters to a Vote of Securities Holders........16

PART II     5    Market for Registrant's Common Equity and
                    Related Shareholder Matters...............................17

            6    Selected Financial Data......................................19

            7    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............20

            7a   Quantitative and Qualitative Disclosures
                    About Market Risk.........................................40

            8    Financial Statements and Supplementary Data..................40

            9    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure....................68

            9a   Controls and Procedures......................................68

PART III    10   Directors and Executive Officers of the Registrant...........69

            11   Executive Compensation.......................................69

            12   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters................69

            13   Certain Relationships and Related Transactions...............69

            14   Principal Accountant Fees and Services.......................69

PART IV     15   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.......................................70

                 Signatures...................................................74

                 Exhibits.....................................................75

                                     PART I

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, the successful commercialization of the Company's rechargeable batteries, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fire, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 7.

      As used in this Report, unless otherwise indicated the terms "Company" and "Ultralife" include the Company's wholly-owned subsidiary, Ultralife Batteries
(UK) Ltd.

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

      Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the calendar year ended December 31, 2003 are referred to as "2003". The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as "Transition 2002". The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as "fiscal" years. For instance, the year ended June 30, 2002 is referred to as "Fiscal 2002", and the year ended June 30, 2001 is referred to as "Fiscal 2001".

      The Company reports its results in three operating segments: Primary Batteries, Rechargeable Batteries, and Technology Contracts. The Primary Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company's lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges.

      The Company's website address is www.ultralifebatteries.com. The Company makes available free of charge via a hyperlink on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The Company will provide this information upon written request to the attention of Peter F. Comerford, Secretary, Ultralife Batteries, Inc., 2000 Technology Parkway, Newark, New York, 14513. Information is also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Primary Batteries

      The Company manufactures and markets a family of lithium-manganese dioxide (Li-MnO2) primary batteries including 9-volt, cylindrical, and Thin Cell(R), in addition to magnesium silver-chloride seawater-activated batteries. Applications of the Company's 9-volt batteries include smoke alarms, wireless security systems and intensive care monitors, among many other devices. The Company's other lithium primary batteries are sold primarily to the military and to OEMs for industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, and other specialty instruments and applications. The Company also manufactures seawater-activated batteries for specialty marine applications. The Company believes that the materials used in, and the chemical reactions inherent to, lithium batteries provide significant advantages over other currently available primary battery technologies. These advantages include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company's primary batteries also have relatively flat voltage profiles, which provide stable power. Conventional primary batteries, such as alkaline, have sloping voltage profiles, which result in decreasing power output during discharge. While the price for the Company's lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of the Company's lithium batteries allow longer operating time and less frequent battery replacements for the Company's targeted applications.

      According to reports by the Freedonia Group, Incorporated, the global market for primary batteries was approximately $16.9 billion in 2001, and is expected to reach approximately $22.2 billion in 2006. The lithium primary battery market accounted for approximately $1.75 billion of the 2001 market and is expected to reach over $2.5 billion in 2006.

      Revenues for this segment for the year ended December 31, 2003 were $77.1 million and segment contribution was $17.9 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2003 Consolidated Financial Statements and Notes thereto for additional information.

Rechargeable Batteries

      The Company believes that its range of lithium polymer and lithium ion rechargeable batteries offer substantial benefits, including the ability to design and produce lightweight cells in a variety of custom sizes, shapes, and thickness. While the Company continues to focus on the markets for lithium polymer batteries utilizing its own technology and manufacturing infrastructure, in order to expand its product offerings it also markets rechargeable batteries comprised of cells manufactured by other qualified manufacturers, including
Ultralife Taiwan, Inc. ("UTI"), in which the Company has a 9.2% ownership interest at December 31, 2003. Additionally, the Company is utilizing the rechargeable battery products it has developed for military applications to satisfy commercial customers seeking turnkey battery solutions and chargers.

      According to reports by Institute of Information Technology, Ltd., the global portable rechargeable batteries market was approximately $4.7 billion in 2003 and is expected to reach approximately $5.7 billion in 2005. The widespread use of a variety of portable consumer electronic products such as notebook computers and cellular telephones has placed increasing demands on battery technologies, including lithium polymer and lithium ion, to deliver greater amounts of energy through efficiently designed, smaller and lighter batteries.

      Revenues for this segment for the year ended December 31, 2003 were $1.5 million and segment contribution was a loss of $1.2 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2003 Consolidated Financial Statements and Notes thereto for additional information.

Technology Contracts

      On a continuing basis, the Company seeks to fund part of its efforts to identify and develop new applications for its products and to advance its technologies through contracts with both government agencies and third parties. The Company has been successful in obtaining awards for such programs for both rechargeable and primary battery technologies.

      Revenues for this segment in the year ended December 31, 2003 were $852,000 and segment contribution was $418,000. Revenues in this segment are expected to increase modestly as the Company continues to obtain contracts that are in parallel with its efforts to ultimately commercialize products that it develops. See

Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2003 Consolidated Financial Statements and Notes thereto for additional information.

Corporate

      The Company allocates revenues and cost of sales across the above business segments. The balance of income and expense, including, but not limited to research and development expenses, selling, general and administrative expenses, and interest income and expense are reported as Corporate expenses.

      There were no revenues for this category in the year ended December 31, 2003 and corporate contribution was a loss of $11.1 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the 2003 Consolidated Financial Statements and Notes thereto for additional information.

History

      The Company was formed as a Delaware corporation in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt lithium-manganese dioxide primary battery. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications, which, once completed, resulted in a battery with improved performance and shelf life. In December 1992, the Company completed its initial public offering and became listed on NASDAQ. In June 1994, the Company formed a subsidiary, Ultralife Batteries (UK) Ltd., which acquired certain assets of the Dowty Group PLC ("Dowty"). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high-rate lithium and seawater-activated batteries and a team of highly skilled scientists with
significant  lithium  battery  technology  expertise.   Ultralife  (UK)  further
expanded its operations through its acquisition of certain assets and technologies of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co.
("Hoppecke") in July 1994. In December 1998, the Company announced a venture with PGT Energy Corporation ("PGT"), together with a group of investors, to produce lithium rechargeable batteries in Taiwan. During Fiscal 2000, the Company provided the venture, Ultralife Taiwan, Inc. ("UTI"), with proprietary technology and other consideration in exchange for approximately a 46% interest in the venture. Due to stock grants to certain UTI employees in Fiscal 2001, subsequent capital raising initiatives, and the Company's disposition of a portion of its ownership interest in October 2002, the Company's ownership interest has been reduced to 9.2% as of December 31, 2003. Over the past few years, the Company has expanded its product offering of lithium primary and rechargeable batteries.

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

      Comparison of Primary Battery Technologies

                                                     Energy Density
                                                     --------------
                                                 Watt-        Watt-                                       Operating
                                               hours per     hours per     Discharge     Shelf Life       Temperature
                Technology                      kilogram       liter        Profile        (years)      Range ((Degree)F)
                ----------                     ---------     ---------     ---------     ----------     -----------------
9-Volt Configurations:
  Carbon-zinc (1)                                     36            59       Sloping              1             20 to 130
  Alkaline (1)                                        80           171       Sloping              5              0 to 130
  Ultralife lithium-manganese dioxide (2)            262           406          Flat             10             -4 to 140

High-Rate Cylindrical: (3)
  Alkaline (1)                                        88           223       Sloping              7              0 to 130
  Lithium-sulfur dioxide (1)(4)                      247           396          Flat             10            -60 to 160
  Ultralife lithium-manganese dioxide (2)            263           592          Flat             10            -40 to 160

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

      The Company currently markets its 9-volt lithium battery to OEM and consumer retail markets, including manufacturers of safety and security systems such as smoke alarms, medical devices and other electronic devices. Applications for which the Company's 9-volt lithium battery are currently sold include:

Safety and Security Equipment      Medical Devices           Specialty Devices
-----------------------------      ---------------           -----------------

        Smoke alarms           Bone growth stimulators       Electronic meters
   Wireless alarm systems        Telemetry equipment          Parking meters
      Tracking devices        Portable blood analyzers    Wireless audio devices
   Transmitters/receivers     Ambulatory Infusion Pumps       Guitar pick-ups

      The Company currently sells its 9-volt battery to Kidde Safety (Fyrnetics), Invensys (Firex(R)), BRK Brands (First Alert(R)), Universal Security Instruments, NADI, Sensotec, Uniline and Homewatch for long-life smoke alarms; to Energizer, Philips Medical Systems, i-STAT Corp. and Orthofix for medical devices; and to ADT, Ademco, Interactive Technologies, Inc., and Internix (Japan) for security devices. Kidde Safety (Fyrnetics), Invensys (Firex(R)), BRK Brands (First Alert(R)), Universal Security Instruments, NADI, Sensotec, Uniline and Homewatch offer long life smoke alarms powered by the Company's 9-volt lithium battery with a limited 10-year warranty. The Company also manufactures its 9-volt lithium battery under private label for Energizer, Telenot in Germany and Uniline in Sweden. Additionally, the Company sells its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Radio Shack, TruValue Hardware, Ace Hardware, Fred Meyer, Inc., Menards, Chase Pitkin, Lowes and a number of catalogs and Internet retailers.

      The Company's 9-volt lithium battery market benefited as a result of a state law enacted in Oregon. The Oregon statute required that, as of June 23, 1999, all battery-operated ionization-type smoke alarms sold in that state must include a 10-year battery. The Company believes that if similar legislation were to ultimately pass in any major state, and if other states were to follow suit, demand for the Company's 9-volt batteries could increase significantly. The Company is also benefiting from local and national legislation passed in various U.S. and European locations, which requires the installation of smoke alarms. The passage of this type of legislation in other countries could also increase the demand for the Company's 9-volt batteries.

      The Company believes that it manufactures the only standard size 9-volt battery warranted to last 10 years when used in ionization-type smoke alarms. Although designs exist using other battery configurations, such as using three 2/3 A-type battery cells, the Company believes its 9-volt solution is superior to these alternatives. The Company believes that its current manufacturing capacity is adequate to meet forecasted customer demand.

      Cylindrical Cell and Thin Cell Lithium Batteries. The Company believes that its high-rate cylindrical and thin lithium cells, based on its proprietary lithium-manganese dioxide technology, are the most advanced high-rate lithium power sources currently available. The Company also markets high-rate lithium batteries using cells from other manufacturers in other sizes and voltage configurations in order to offer a more comprehensive line of batteries to its customers.

      The Company markets its line of high-rate lithium cells and batteries to the OEM market for industrial, military, medical, automotive telematics and search and rescue applications. Significant industrial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Among the military uses are manpack radios, night vision goggles, chemical agent monitors, and thermal imaging equipment. Search and rescue applications include ELT's (Emergency Location Transmitters) for aircraft and EPIRB's (Emergency Position Indicating Radio Beacons) for ships.

      The market for high-rate lithium batteries has been dominated by lithium-sulfur dioxide and lithium- thionyl chloride, which possess liquid cathode systems. However, there is an increasing market share being taken by lithium-manganese dioxide, a solid cathode system, because of its superior performance and safety. The Company believes that its high-rate lithium manganese dioxide batteries offer a combination of performance, safety, cost, and environmental benefits which will enable it to gain an increasing share of this market.

      Some of the Company's main cylindrical cell and thin cell lithium batteries include the following:

            High-rate Cylindrical Batteries. The Company markets a wide range of high-rate cylindrical primary lithium batteries in various sizes and voltage configurations. The Company currently manufactures a range of high-rate lithium cells under the Ultralife HiRate(R) brand, which are sold and packaged into multi-cell battery packs. These include D, C, 1 1/4 C, and 19 mm x 65 mm configurations, among other sizes. Based on the Company's lithium-manganese dioxide chemistry, the Company's cylindrical cells use solid-cathode construction, are non-pressurized and non-toxic, and are considered safer than liquid cathode systems.

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

            BA-5367 Batteries. The Company's BA-5367 battery is a 3-volt lithium-manganese dioxide battery, which is a direct replacement for the lithium-sulfur dioxide BA-5567 battery, and has over 50% more capacity. It is used in a variety of military night vision, infrared aiming, digital messaging and meteorological devices.

            BA-5390 Batteries. The Company's BA-5390 battery is an alternative for the Li-SO2 BA-5590 battery, the most widely used battery in the U.S. armed forces. The BA-5390 is a rectangular 15/30 volt lithium-manganese dioxide battery which provides 50% more capacity (mission time) than the BA-5590, and is primarily used as the main power supply for the Army's SINCGARS (Manpack) radios. Approximately 60 other military applications, such as the Javelin Medium Anti-Tank Weapon Command Unit, also use these batteries.

            Thin Cell Batteries. The Company has developed a line of thin lithium-manganese dioxide primary batteries under the Ultralife Thin Cell(R) brand. The Thin Cell batteries are flat, lightweight, flexible batteries that in certain configurations can be manufactured to conform to the shape of the particular application. The Company is currently offering four configurations of the Thin Cell battery, which range in capacity from 400 milliampere-hours to 1,500 milliampere-hours. The Company is currently marketing these batteries to OEMs for applications such as wearable medical devices, theft detection systems, and identification tags.

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

      Three important parameters for describing the performance characteristics of a rechargeable battery suited for today's portable electronic devices are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today's electronic devices. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. Lithium batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight for a given energy content. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge many times before noticing a difference in performance.

      Energy density refers to the total amount of electrical energy stored in a battery divided by the battery's weight and volume as measured in watt-hours per kilogram and watt-hours per liter, respectively. High energy density and long achievable cycle life are important characteristics for comparing rechargeable battery technologies. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Accordingly, greater energy density will enable the use of smaller and lighter batteries with energy comparable to those currently marketed. Long achievable cycle life, particularly in combination with high energy density, is suitable for applications requiring frequent battery recharges, such as cellular telephones and portable computers.

      Lithium Polymer Rechargeable Batteries. The Company manufactures, or has others contract manufacture to the Company's specifications, lithium polymer rechargeable batteries. These batteries are comprised of ultra-thin and flexible components including a metallic oxide cathode, a carbon anode and a polymer electrolyte. The Company believes that users of portable electronic products such as wearable computers and wireless devices are seeking smaller and lighter products that require less frequent recharges while providing the same or additional energy. The Company believes that its technology is attractive to OEMs of such products since the use of a polymer electrolyte, rather than a liquid electrolyte, reduces the battery's overall weight and volume, and allows for increased design flexibility in conforming batteries to the variety of shapes and sizes required for portable electronic products. The Company can provide a variety of cell sizes to satisfy market demands. Typical cell sizes currently offered by the Company include cells ranging in size from 3.2x20x30 mm to 3.6x106x102 mm and ranging in capacity from 120 mAh to 3300 mAh.

      Lithium Ion Cells and Batteries. The Company offers a variety of lithium ion cells ranging in size from 4.6x30x48 mm to 5.6x34x50 mm and in capacity from 600 mAh to 920 mAh. The Company also offers the following batteries containing lithium ion cells:

            UBI-2590 Batteries. The Company's UBI-2590 battery is the lithium ion rechargeable version of the BA-5390 primary battery, and can be used in the same applications as the BA-5390. The Company is also marketing this battery, and a number of chargers, for use in military and commercial applications.

            LWC-L Batteries. The Company's LWC-L battery is a lithium ion rechargeable commercial version of the Land Warrior military battery being developed for the U.S. Army Land Warrior-Stryker program. The Company is also marketing this battery, and a charger, for use in commercial applications.

Sales and Marketing

      The Company employs a staff of sales and marketing personnel in the U.S., England and Germany. The Company sells its current products directly to OEMs in the U.S. and abroad and has contractual arrangements with sales agents who market the Company's products on a commission basis in particular areas. The Company also distributes its products through domestic and international distributors and retailers that purchase batteries from the Company for resale. The Company's sales are generated primarily from customer purchase orders and the Company has traditionally had a number of long-term sales contracts with customers.

      In 2003, sales to U.S. and non-U.S. customers were $65,328,000 and $14,122,000, respectively. (See Note 11 in the Notes to Consolidated Financial Statements.)

Primary Batteries

      The Company has targeted sales of its primary batteries to manufacturers of security and safety equipment, automotive telematics, medical devices and specialty instruments, as well as users of military equipment. The Company's strategy is to develop marketing alliances with OEMs and governmental agencies that utilize its batteries in their products, commit to cooperative research and development or marketing programs, and recommend the Company's products for design-in or replacement use in their products. The Company is addressing these markets through direct contact by its sales and technical personnel, use of sales agents and stocking distributors, manufacturing under private label and promotional activities.

      The Company seeks to capture a significant market share for its products within its targeted OEM markets, which the Company believes, if successful, will result in increased product awareness and sales at the end-user or consumer level. The Company is also selling the 9-volt battery to the consumer market through retail distribution. Most military procurements are done directly by the specific government organizations requiring batteries, based on a competitive bidding process. For those military procurements that are not bid, the procurements are typically subject to an audit of the product's underlying cost structure and associated profitability.

      During 2003, the Company had one major customer, the U.S. Army / Communications and Electronics Command (CECOM), which comprised approximately 51% of the Company's revenues. The Company believes that the loss of this customer would have a material adverse effect on the Company. The Company is not aware of any issues with this customer relationship.

      Currently, the Company does not experience significant seasonal trends in primary battery revenues. However, a downturn in the economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The smoke detector OEM market segment comprised approximately 8% of total primary battery revenues in 2003. Additionally, a lower demand from the U.S. and U.K. Governments could result in lower sales to military and government users. However, the Company currently is experiencing increasing demand from military and government customers, and it expects continued demand in the near term.

      The Company has been successfully marketing its products to military organizations in the U.S. and other countries around the world. These efforts have recently resulted in some significant contracts for the Company. For example, in June 2002, the Company was awarded a five-year production contract by the U.S. Army/CECOM to provide three types of primary (non-rechargeable) lithium-manganese dioxide batteries to the U.S. Army. The contract provides for order releases approximately every six months over a five-year period with a maximum potential value of up to $32 million. Combined, these batteries comprise what is called the Small Cell Lithium Manganese Dioxide Battery Group under CECOM's NextGen II acquisition strategy. A major objective of this acquisition is to maintain a domestic production base of a sufficient capacity to timely meet peacetime demands and have the ability to surge quickly to meet deployment demands. The Company is in the process of bidding on two additional Next Gen II five-year battery procurements, comprised of rectangular batteries. In addition, between May 2003 and February 2004, the Company announced that it had received orders from the U.S. military totaling $72 million for its BA-5390 batteries that are used by the military for certain communications and other devices. There is no assurance, however, that the Company will be awarded any additional military contracts.

      At December 31, 2003, the Company's backlog related to primary battery orders was approximately $59 million. The majority of this backlog was related to recent military orders which are expected to ship throughout 2004.

Rechargeable Batteries

      The Company has targeted sales of its polymer rechargeable batteries through OEM suppliers, as well as distributors and resellers focused on its target markets. Since early 2002, the Company has added lithium ion products, additional lithium polymer products and charging systems to its portfolio. The Company is currently seeking a number of design wins with OEMs, and believes that its design capabilities, product characteristics and solution integration will drive OEMs to incorporate the Company's batteries into their product offerings, resulting in revenue growth opportunities for the Company. The Company has not marketed its rechargeable batteries for a sufficient period to determine whether these OEMs or consumer sales are seasonal.

      The Company continues to expand its marketing activities as part of its strategic plan to increase sales of its rechargeable batteries including military and communications applications, as well as computing devices, wearable devices and other electronic portable devices. A key part of this expansion includes building its network of distributors and value added distributors throughout the world.

      At December 31, 2003, the Company's backlog related to rechargeable battery orders was not significant.

Technology Contracts

      The Company has participated in various programs in which it performed contract research and development. These programs have incorporated a profit margin in their structure. This segment has declined because the current strategy for the Company is only to seek development projects that are in harmony with its process and product strategy. An example is a Science and Technology Contract awarded to the Company by the U.S. Army during 2002 for the development of a Land Warrior specific hybrid power source system and smart rapid-on-the-move charger. Although the Company reports technology contracts as a separate business segment, it does not actively market this segment as a revenue source but rather accepts technology contract business that supports and advances its overall battery business strategy.

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

      The Company's research and development in support of its rechargeable battery technology and products is currently based, in part, on non-exclusive technology transfer agreements. The Company made an initial payment of $1.0 million for such technology and is required to make royalty and other payments for products that incorporate the licensed technology of 8% of the fair market value of the royalty bearing product. The license continues for the respective unexpired terms of the patent licenses, and continues in perpetuity with respect to other licensed technical information.

      In 2003, the Company entered into an agreement with Saft to license certain tooling for battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2003 was $247,000. This agreement expires in the year 2017.

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

      Following  are  registered   trademarks  of  the  Company:   Ultralife(R),
Ultralife Thin Cell(R), Ultralife HiRate(R), Ultralife Polymer(R), The New Power Generation(R), and LithiumPower(R).

Manufacturing and Raw Materials

      The Company manufactures its products from raw materials and component parts that it purchases. The Company has ISO 9001 certification for its lithium battery manufacturing operations in both of its manufacturing facilities in Newark, New York and Abingdon, England.

Primary Batteries

      The Company's Newark, New York facility has the capacity to produce in excess of nine million 9-volt batteries per year, approximately eleven million cylindrical cells per year, and approximately 500,000 thin cells per year. The manufacturing facility in Abingdon, England is capable of producing over one million cylindrical cells per year. This facility also manufactures seawater-activated batteries and assembles customized multi-cell battery packs. The Company has experienced significantly increased demand recently, particularly with respect to orders from various military organizations. The Company has acquired new machinery and equipment in areas where production bottlenecks have resulted, in order to meet customer demand. The Company continually evaluates its requirements for additional capital equipment, and the Company believes that the planned increases in its current manufacturing capacity will be adequate to meet foreseeable customer demand. However, with further unanticipated growth in demand for the Company's products, demand could exceed capacity, which would require it to install additional capital equipment to meet these incremental needs, which in turn may require the Company to lease or contract additional space to accommodate needs.

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

      The total carrying value of the Company's primary battery inventory, including raw materials, work in process and finished goods, amounted to approximately $9.1 million as of December 31, 2003.

Rechargeable Batteries

      In June of 2002, the Company recorded a $14.3 million impairment charge on a significant portion of its high volume production line for polymer rechargeable batteries that was put in place to manufacture Nokia cell phone replacement batteries. Due to the culmination of various economic conditions, these assets were significantly underutilized. The Company also has some lower-volume, but more flexible, automated manufacturing equipment at its Newark, New York facility mainly to be used for higher value, lower quantity production orders. The raw materials utilized by the Company are readily available from many sources.

      In addition to its own manufacturing capabilities for rechargeable batteries, the Company has a 9.2% ownership interest in a venture in Taiwan, named Ultralife Taiwan, Inc. (UTI). This venture, established in December 1998, was initially set up to develop manufacturing capabilities using the Company's polymer rechargeable technology. In addition, UTI has recently developed the capability to manufacture rechargeable lithium batteries using lithium ion technologies. The Company uses UTI and other lithium rechargeable cell manufacturers as sources of raw materials for the assembly of battery packs. In October 2002, when the Company sold a portion of its ownership interest in UTI, the Company obtained an agreement from UTI that over the following three years, the Company will have reserved access to 10% of UTI's high volume capacity for rechargeable lithium battery products and the rights to utilize UTI's LSB (Large Scale Battery) technology for the production of large capacity lithium ion batteries for government and military markets in the U.S. and the U.K.

      The total carrying value of the Company's rechargeable battery inventory, including raw materials, work in process and finished goods, amounted to approximately $1.1 million as of December 31, 2003.

Research and Development

      Since its inception, the Company has concentrated significant resources on research and development activities. The Company conducts its research and development in Newark, New York. During 2003, Transition 2002, Fiscal 2002 and Fiscal 2001, the Company expended approximately $2.5 million, $1.1 million, $4.3 million, and $3.4 million, respectively, on research and development. R&D expenses for 2003 and Transition 2002 moderated somewhat compared to Fiscal 2002 as the development efforts for polymer rechargeable batteries declined substantially. R&D expenses rose in Fiscal 2002 as the Company increased its development efforts in the area of new military batteries. R&D expenses were significantly lower in Fiscal 2001 due to the commercial launch and production of its polymer rechargeable battery. The Company currently expects that research and development expenditures will stay relatively consistent with the levels experienced in 2003. As in the past, the Company will continue to seek to fund part of its research and development efforts from both government and non-government sources.

Cylindrical Cell Lithium Batteries

      Since  the  summer  of 2001,  the  Company's  strategy  has  included  the development of new cells and batteries for various military applications, utilizing technology developed through its work on pouch cell development, as described below. The Company plans on continuing this activity, as this market is a significant potential growth area for the business. In addition, the Company is leveraging the new battery cases and components it is developing by introducing rechargeable versions of these products. During 2003, the Company spent $2.0 million mainly on development of military batteries. During Transition 2002, the Company spent approximately $0.7 million on the development of new military batteries, and during Fiscal 2002, it spent approximately $1.2 million on similar development efforts for the military. The Company began to realize revenues from these development efforts in small amounts in Transition 2002 and Fiscal 2002, with significant increases in revenues realized in 2003.

Rechargeable Batteries

      The Company is directing its rechargeable battery research and development efforts toward design optimization and customization to customer specifications. These batteries have a broad range of potential applications in industrial and military markets including communications and computing devices and other portable electronic devices.

      During Fiscal 2002, the Company significantly reduced its development efforts focused on the lithium polymer rechargeable technology due to changing economic conditions. As a result, the Company realized significantly lower expenditures for rechargeable R&D in Transition 2002. In 2003, the Company's development efforts for the rechargeable line increased slightly from Transition 2002 levels as the Company aligned its development resources to more effectively respond to increasing customer requests for rechargeable battery solutions. (See
Item 7, Management's Discussion and Analysis, for additional information concerning the Company's change in strategy.)

Technology Contracts

      The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. In 2003, the Company was awarded the initial phase of a government sponsored contract for battery charging systems. The contract was successfully completed by the Company during 2003. In December 2003, the Company was awarded a Small Business Innovative Research (SBIR) contract for the development of a polymer battery. The development phase of this contract will be completed in mid-2004. Additionally, the Company has completed the initial and second phase of a government-sponsored program to develop new configurations of the Company's BA-7590 pouch cell primary battery, which lasts up to twice as long and could replace the current BA-5590 battery. The BA-5590 is the most widely used battery power source for the U.S. Army and NATO communications equipment.

      In previous years, the Company had been awarded a cost sharing SBIR Phase III contract for the development of the BA-7590 pouch cell primary battery that was substantially completed in Fiscal 2000. In Fiscal 1999, the Company was awarded the lead share of a three-year $15.3 million cost-sharing project sponsored by the U.S. Department of Commerce's Advanced Technology Program
(ATP).  The  objective  of this  project was to develop  and produce  ultra-high energy polymer rechargeable batteries that will significantly outperform existing batteries in a broad range of portable electronic and aerospace applications. As lead contractor, the Company received a total of $4.6 million over the 3-year life of the contract. In Fiscal 2002, the Company received $0.7 million. The Company's participation in the ATP project was completed in June 2002.

      In February 2004, the Company announced that it received a development contract from General Dynamics valued at approximately $2.7 million. The contract is for lithium primary (non-rechargeable) and lithium ion rechargeable batteries, as well as vehicle and soldier-based chargers for the Land Warrior-Stryker Interoperable (LW-SI) program. The development work has begun and initial deliveries are expected to commence in January 2005.

Battery Safety; Regulatory Matters; Environmental Considerations

      Certain of the materials utilized in the Company's batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use.

      The transportation of primary and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO) and corresponding International Air Transport Association (IATA) Dangerous Goods Regulations and, in the U.S., by the Department of Transportation (DOT). The Company currently ships its products pursuant to ICAO, IATA and DOT hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and additional regulations are planned to go into effect in 2004. The new regulations require companies to meet certain new testing, packaging, labeling and shipping specifications for safety reasons. The Company has established its own testing facilities to ensure that it complies with these regulations.

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

      The Company's 9-volt battery is designed to conform to the dimensional and electrical standards of the American National Standards Institute, and the 9-volt battery and certain 3-volt cells are recognized under the Underwriters Laboratories, Inc. Component Recognition Program.

Rechargeable Batteries

      The Company is not currently aware of any regulatory requirements regarding the disposal of lithium polymer or lithium ion rechargeable cells and batteries.

Corporate

      Refer  to  description  of  environmental  remediation  for the  Company's
Newark, New York facility more specifically set forth in Item 3, Legal Proceedings.

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

      Historically, although other entities may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. During the past few years, several Asian companies have gained manufacturing strength in the polymer market. The Company's strategy is to form marketing partnerships with selected companies in order to minimize competition from these companies. Through its experience in battery manufacturing, the Company has also developed expertise, which it believes would be difficult to reproduce without substantial time and expense in the primary battery market.

Employees

      As of January 31, 2004, the Company employed a total of 935 permanent and temporary persons: 16 in research and development, 869 in production and 50 in sales, administration and management. Of the total, 819 are employed in the U.S. and 116 in England. None of the Company's employees is represented by a labor union. During 2003, the Company has been required to hire additional personnel in order to meet the increasing demand for its products. In December 2002, the Company employed 375 persons. The Company considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

      The Company occupies under a lease/purchase agreement approximately 250,000 square feet in two facilities located in Newark, New York. The Company leases approximately 35,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. At present, all of the Company's rechargeable manufacturing and assembly operations are conducted at its Newark, New York facility. The Company's corporate headquarters are located in the Newark facility. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. However, the Company may require additional manufacturing space in the event it continues to grow. The Company entered into a lease/purchase agreement with the local county authority in February 1998 with respect to its 110,000 square foot manufacturing facility in Newark, New York which provides more favorable terms and reduces the expense for the lease of the facility. The lease also includes an adjacent building to the Company's manufacturing facility estimated to encompass approximately 140,000 square feet and approximately 65 acres of property. Pursuant to the lease, the Company delivered a down payment in the amount of $440,000 and paid the local governmental authority annual installments in the amount of $50,000 through December 2001 decreasing to approximately $30,000 annually for the periods commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is required to purchase its facility for the purchase price of one dollar.

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed. NYSDEC oversaw the remedial work and requested additional sampling which was completed in December of 2003, as well. The test results have been forwarded to NYSDEC and the Company is awaiting further comment. It is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

      A retail end-user of a product manufactured by one of Ultralife's customers (the "Customer"), has made a claim against the Customer wherein it is asserted that the Customer's product, which is powered by an Ultralife battery, does not operate according to the Customer's product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife will honor its warranty by replacing any batteries that may be determined to be defective. The Company has learned that the end-user and the Customer have settled the matter. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife's product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company's financial position and results of operations.

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

      Subsequent to the parties entering into the settlement agreement, the Company's insurance carrier commenced liquidation proceedings. The insurance carrier informed the Company that in light of the liquidation proceedings, it would no longer fund the settlement. In addition, the value of the insurance policy was in serious doubt. In April 2002, the Company and the insurance carrier for the underwriters offered to proceed with the settlement. Plaintiffs' counsel accepted the terms of the proposed settlement, amounting to $175,000 for the Company, which was previously accrued. The settlement was approved by the Court and by the shareholders comprising the class, and the Company paid the settlement in June of 2003. This matter is now completed and the Company will not incur any further expenses with regard to this lawsuit.

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

      The following table sets forth the quarterly high and low closing sales prices of the Company's Common Stock during 2003, Transition 2002 and Fiscal 2002:

                                                         Sales Prices

                                                      High           Low
                                                      ----           ---
2003:
Quarter ended March 29, 2003                         $ 4.16        $ 3.21
Quarter ended June 28, 2003                           10.32          3.95
Quarter ended September 27, 2003                      14.46          9.60
Quarter ended December 31, 2003                       17.92         12.38

Transition 2002:
Quarter ended September 28, 2002                      $3.60         $2.52
Quarter ended December 31, 2002                        3.70          1.74

Fiscal 2002:
Quarter ended September 30, 2001                      $6.50         $4.15
Quarter ended December 31, 2001                        5.24          3.55
Quarter ended March 31, 2002                           4.55          3.00
Quarter ended June 30, 2002                            4.24          2.80

      During the period from January 1, 2004 through February 28, 2004, the high and low closing sales prices of the Company's Common Stock were $23.00 and $13.25, respectively.

Holders

      As of February 28, 2003, there were 137 registered holders of record of the Company's Common Stock. Based upon information from the Company's stock transfer agent, management of the Company believes that there are more than 8,000 beneficial holders of the Company's Common Stock.

      In July 1999, the Company issued 700,000 shares of its Common Stock to Ultralife Taiwan, Inc. (UTI) in exchange for $8.75 million in cash. Subsequently, in September 1999, the Company contributed $8.75 million in cash to the UTI venture. This cash contribution coupled with the contribution of the Company's technology resulted in approximately a 46% ownership interest in UTI. The transaction was done in conjunction with the UTI agreement that was announced by the Company in December 1998. Subsequently, the Company's interest in UTI has been reduced to 9.2% due to stock issuances to certain UTI employees, subsequent capital raising efforts, and the disposition of a portion of the Company's interest in UTI in October 2002, which included the return of 700,000 shares of the Company's Common Stock from UTI. See also History in Item 1 of this Report.

      On July 20, 2001, the Company completed a $6.8 million private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. At December 31, 2003, there were 86,907 warrants outstanding. The Company relied on the exemption provided by Rule 506 of Regulation D in connection with the unregistered private placement of its common stock in connection with the shares issued pursuant to the Share Purchase Agreement. The Company did not engage in any general solicitation, sold shares only to "accredited investors" and sold shares primarily to purchasers who were existing shareholders of the Company.

      On April 23, 2002, the Company closed on a $3.0 million private placement consisting of common stock and a convertible note. Initially, 801,333 shares were issued, all to "accredited investors". The $600,000 convertible note, which accrued interest at 10% per annum, was issued to one of the Company's directors. In December 2002, shareholders voted to approve the conversion of the note into an additional 200,000 shares, and all accrued interest was forgiven. All shares were issued at $3.00 per share. The shares and convertible note were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D.

      On June 4, 2003, the Company issued 125,000 shares of its common stock to an accredited investor upon conversion of a three-month $500,000 note issued on March 4, 2003 to raise funds to meet the Company's short-term working capital needs. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      On October 7, 2003, the Company completed a private placement of 200,000 shares of unregistered common stock to "accredited investors" at a price of $12.50 per share, for a total of $2,500,000. The net proceeds of the private placement, $2,350,000, were used to advance funds to Ultralife Taiwan, Inc.
(UTI), in which the Company has an approximately 9.2% ownership interest. This transaction was done in order to provide some short-term financing to UTI while they work to complete an additional equity infusion into UTI to support their growth plans. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Dividends

      The Company has never declared or paid any cash dividend on its capital stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant. Additionally, pursuant to the credit facility between the Company and Congress Financial Corporation (New England), the Company is precluded from declaring or paying any dividends.

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
        Plan Category                  (a)                          (b)

Equity compensation
plans approved by
security holders                    1,495,486                      $5.71                         56,151

Equity compensation
plans not approved by
security holders                     500,000                       $5.19                           0
                                     -------                       -----                           -

Total                               1,995,486                      $5.60                         56,151

      See Note 7 in Notes to Consolidated Financial Statements for additional information.

ITEM 6.

                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

                                                                  Six Months
                                                     Year Ended     Ended
                                                    December 31,  December 31,                   Year Ended June 30,
                                                    ------------  ------------   --------------------------------------------------
                                                       2003          2002          2002          2001          2000          1999
                                                     --------      --------      --------      --------      --------      --------
Statement of Operations Data:
Revenues                                             $ 79,450      $ 15,599      $ 32,515      $ 24,163      $ 24,514      $ 21,064
                                                     --------      --------      --------------------------------------------------
Cost of products sold                                  62,354        14,707        31,168        27,696        25,512        19,016
                                                     --------      --------      --------------------------------------------------

Gross margin                                           17,096           892         1,347        (3,533)         (998)        2,048
                                                     --------      --------      --------------------------------------------------

Research and development expenses                       2,505         1,106         4,291         3,424         5,306         5,925
Selling, general and administrative
  expenses                                              8,610         3,441         7,949         8,009         7,385         6,195
Impairment of long lived assets                            --            --        14,318            --            --            --
Gain on fires                                              --            --            --            --            --        (1,288)
                                                     --------      --------      --------------------------------------------------

Total operating and other expenses                     11,115         4,547        26,558        11,433        12,691        10,832
                                                     --------      --------      --------------------------------------------------
Operating income (loss)                                 5,981        (3,655)      (25,211)      (14,966)      (13,689)       (8,784)

Interest (expense)/income, net                           (520)         (151)         (291)          166           909         1,456
Gain on sale of securities                                 --            --            --            --         3,147           348
Equity (loss)/earnings in UTI                              --        (1,273)         (954)       (2,338)         (818)          (80)
Gain on sale of UTI stock                                  --         1,459            --            --            --            --
Gain from forgiveness of debt/grant                       781            --            --            --            --            --
Other income  (expense), net                              311           508           320          (124)          209           (25)
                                                     --------      --------      --------------------------------------------------

Income/(loss) before income taxes                       6,553        (3,112)      (26,136)      (17,262)      (10,242)       (7,085)
Income taxes                                              106            --            --            --            --            --
                                                     --------      --------      --------------------------------------------------

Net income (loss)                                    $  6,447      $ (3,112)     $(26,136)     $(17,262)     $(10,242)     $ (7,085)
                                                     ========      ========      ==================================================
Net income (loss) per share-basic                    $   0.49      $  (0.24)     $  (2.11)     $  (1.55)     $  (0.94)     $  (0.68)
                                                     ========      ========      ==================================================
Net income (loss) per share-diluted                  $   0.46      $  (0.24)     $  (2.11)     $  (1.55)     $  (0.94)     $  (0.68)
                                                     ========      ========      ==================================================

Weighted average shares
  outstanding-basic                                    13,132        12,958        12,407        11,141        10,904        10,485
                                                     ========      ========      ==================================================
Weighted average shares
  outstanding-diluted                                  13,917        12,958        12,407        11,141        10,904        10,485
                                                     ========      ========      ==================================================
                                                           December 31,                             June 30,
                                                     ----------------------      --------------------------------------------------
                                                       2003          2002          2002          2001          2000          1999
                                                     --------      --------      --------      --------      --------      --------
Balance Sheet Data:
Cash and available-for-sale securities               $    882      $  1,374      $  2,219      $  3,607      $ 18,639      $ 23,556
Working capital                                      $ 14,702      $  7,211      $  4,950      $  6,821      $ 22,537      $ 28,435
Total assets                                         $ 52,352      $ 31,374      $ 34,321      $ 47,203      $ 64,460      $ 66,420
Total long-term debt and capital lease
  obligations                                        $     68      $  1,987      $    103      $  2,648      $  3,567      $    215
Stockholders' equity                                 $ 34,430      $ 22,243      $ 25,422      $ 37,453      $ 54,477      $ 60,400

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(In whole dollars)

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the
Company's  products  and  services,  the  successful  commercialization  of  the
Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 7.

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

      Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the calendar year ended December 31, 2003 are referred to as "2003". The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as "Transition 2002". The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as "fiscal" years. For instance, the year ended June 30, 2002 is referred to as "Fiscal 2002", and the year ended June 30, 2001 is referred to as "Fiscal 2001". The financial results pertaining to the twelve month period ended December 31, 2002 and the six month period ended December 31, 2001 were derived from unaudited financial statements, due to the Company's change in its fiscal year end.

      The Company reports its results in three operating segments: Primary Batteries, Rechargeable Batteries, and Technology Contracts. The Primary Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company's lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of these segments are considered to be Corporate charges.

      Currently, the Company does not experience significant seasonal trends in primary battery revenues and does not have enough sales history on the rechargeable batteries to determine if there is seasonality.

Results of Operations

Twelve Months Ended December 31, 2003 Compared With the Twelve Months Ended December 31, 2002

                                                       12 Months Ended             Increase /
                                                 12/31/2003       12/31/2002       (Decrease)
                                                -----------------------------------------------

Sales                                           $79,450,000     $ 33,039,000      $ 46,411,000
Cost of Sales                                    62,354,000       30,140,000        32,214,000
                                                -----------------------------------------------
Gross Margin                                     17,096,000        2,899,000        14,197,000
Operating Expenses                               11,115,000       24,738,000       (13,623,000)
                                                -----------------------------------------------
Operating Income (Loss)                           5,981,000      (21,839,000)       27,820,000
Other Income (Expense) , net                        572,000         (572,000)        1,144,000
Income Taxes                                        106,000               --           106,000
                                                -----------------------------------------------
Net Income (Loss)                               $ 6,447,000     $(22,411,000)     $ 28,858,000
                                                ===============================================
Net income (loss) per share, basic              $      0.49     $      (1.75)     $       2.24
                                                ===============================================
Net income (loss) per share diluted             $      0.46     $      (1.75)     $       2.21
                                                ===============================================

Weighted average shares outstanding-basic        13,132,000       12,786,000           346,000
                                                ===============================================
Weighted average shares outstanding-diluted      13,917,000       12,786,000         1,131,000
                                                ===============================================

      Revenues. Total revenues of the Company for the twelve months ended December 31, 2003, increased $46,411,000, or 140% to $79,450,000 over the twelve months ended December 31, 2002. Primary batteries accounted for $44,799,000 of this change, increasing from $32,271,000 for the twelve months ended December 31, 2002 to $77,070,000 for the same twelve month period in 2003, mainly due to strong sales of HiRate batteries related to increased demand for the Company's large cylindrical BA-5390 battery sold to military customers, and higher 9-volt sales. Rechargeable battery sales increased $1,097,000, or 255%, from $431,000 in 2002 to $1,528,000 in 2003, primarily due to increased product offerings, including the rechargeable version of the BA-5390 and battery charging units. Technology contract revenues increased $515,000, or 154% to $852,000 for the year ended December 31, 2003, resulting from a military development contract with the U.S. Army for rechargeable batteries and battery charging units.

      Cost of Products Sold. Cost of products sold increased $32,214,000 to $62,354,000 for the year ended December 31, 2003 as a result of the increase in revenues. Consolidated cost of products sold as a percentage of total revenue improved from approximately 91% for the twelve months ended December 31, 2002 to 78% for the twelve months ended December 31, 2003. Consolidated gross margins improved from 9% for the year ended December 31, 2002 to 22% for the year ended December 31, 2003.

      In the Primary battery segment, the cost of batteries sold increased $31,455,000, from $27,716,000 in the year ended December 31, 2002 to $59,171,000 in 2003, mainly related to increased sales volume. As a percent of total primary battery sales, the cost of primary products sold decreased from 86% for the year ended December 31, 2002 to 77% for the year ended December 31, 2003 mainly due to increased production and improved manufacturing efficiencies. The corresponding primary gross margins were 14% in 2002 and 23% in 2003.

      In the Rechargeable battery segment, the cost of products sold increased $570,000, from $2,179,000 in the year ended December 31, 2002 to $2,749,000 in
2003. While rechargeable product sales rose 255%, the costs of products sold rose only a modest 26% in comparison. The most notable reason for this improvement related to the cost reduction program that the Company initiated during late 2001 and early 2002, as well as lower depreciation charges related to the fixed asset impairment recorded in June 2002.

      Technology contract cost of sales increased $189,000, or 77%, from $245,000 for the year ended December 31, 2002 to $434,000 for the year ended December 31, 2003, as a result of the increase in revenues. Technology contracts cost of sales as a percentage of revenue was 51% for the year ended December 31, 2003, compared with 73% in 2002, primarily due to differences in gross margins of current year contracts compared with prior year contracts.

      Operating and Other Expenses. Total operating expenses increased 7%, or $695,000, to $11,115,000 for the year ended December 31, 2003 up from $10,420,000 for the year ended December 31, 2002, excluding a $14,318,000 asset impairment charge recorded in June of 2002. In general, this increase related to the higher costs required to support the significant growth of the Company. Operating and other expenses as a percentage of revenue decreased from 32% in 2002, excluding the impairment charge, to 14% in 2003. Research and development costs decreased to $2,505,000 for the twelve months ended December 31, 2003 as compared to $3,243,000 for the same period in 2002. The decrease is largely attributable to a decline in the development efforts for polymer rechargeable batteries associated with the Company's shift in its strategy during 2002.

         Selling, general and administrative expenses increased $1,433,000, or 20%, from $7,177,000 in 2002 to $8,610,000 in 2003. Selling and marketing expenses increased $545,000, or 21%, as added investments were made relating to additional customer service and sales support needed to keep pace with the rapid sales growth. General and administrative expenses increased $888,000, or 20%, due to higher professional and legal fees, and personnel costs.

         Other Income (Expense). Interest expense (net) increased $168,000, from $352,000 for the year ended December 31, 2002 to $520,000 for the year ended December 31, 2003. This change was a result of higher revolving loan balances in 2003. Equity loss in Ultralife Taiwan, Inc., (UTI) was $2,452,000 in the year ended December 31, 2002 compared with zero in the same period of 2003. This change resulted mainly from an October 2002 change in the method of accounting for the Company's investment in UTI, from the equity method of accounting to the cost method of accounting. In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%, resulting in the change in the method of accounting. Subsequent to the completion of this transaction, UTI has raised additional equity capital and the Company's ownership interest in UTI has declined to approximately 9.2% as of December 31, 2003. In connection with the sale, the Company recorded a $1,459,000 gain in October 2002. During 2003, the Company recognized a $781,000 gain from the forgiveness of a government-sponsored debt/grant agreement dated in 2001 as the Company fulfilled its obligation to increase employment levels under a government-sponsored loan, and the loan was forgiven. Miscellaneous income, primarily consisting of foreign exchange transaction gains and losses, decreased $462,000 to $311,000 for the year ended December 31, 2003 from $773,000 for the year ended December 31, 2002.

      Income Taxes. The Company recorded an income tax provision in 2003 of $106,000, compared with zero in 2002. While the Company had significant net operating loss carryforwards (NOLs) as of December 31, 2003 related to past years' cumulative losses, it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income.

      Net Income. Net income was $6,447,000, or $0.46 per diluted common share, for the year ended December 31, 2003 compared with a net loss of $22,411,000, or $1.75 per share, for the year ended December 31, 2002, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 12,786,000 in 2002 to 13,132,000 in 2003 mainly due to various common equity transactions during 2002 and 2003, and stock option exercises during 2003, offset in part by the reacquisition of shares from UTI that resulted from the Company's sale of a portion of its interest in UTI in October 2002. The positive earnings in 2003, the increase in the Company's stock price during 2003 and the related impact from "in the money" stock options and warrants resulted in an additional 785,000 shares for the average diluted shares outstanding computation in 2003.

Six Months Ended December 31, 2002 Compared With the Six Months Ended December 31, 2001

                                                        6 Months Ended             Increase /
                                                 12/31/2002       12/31/2001       (Decrease)
                                                ----------------------------------------------

Sales                                           $15,599,000      $15,075,000      $   524,000
Cost of Sales                                    14,707,000       15,735,000       (1,028,000)
                                                ----------------------------------------------
Gross Margin                                        892,000         (660,000)       1,552,000
Operating Expenses                                4,547,000        6,367,000       (1,820,000)
                                                ----------------------------------------------
Operating Loss                                   (3,655,000)      (7,027,000)       3,372,000
Other Income (Expense), net                         543,000          190,000          353,000
                                                ----------------------------------------------
Net Loss                                        $(3,112,000)     $(6,837,000)     $ 3,725,000
                                                ==============================================
Net loss per share, basic                       $     (0.24)     $     (0.56)     $      0.32
                                                ==============================================
Net loss per share, diluted                     $     (0.24)     $     (0.56)     $      0.32
                                                ==============================================

Weighted average shares outstanding-basic        12,958,000       12,140,000          818,000
                                                ==============================================
Weighted average shares outstanding-diluted      12,958,000       12,140,000          818,000
                                                ==============================================

      Revenues. Total revenues of the Company increased $524,000 from $15,075,000 for the six months ended December 31, 2001 to $15,599,000 for the six months ended December 31, 2002. Primary battery sales increased $938,000, from $14,294,000 for the six months ended December 31, 2001 to $15,232,000 for the six months ended December 31, 2002. The increase in primary battery sales was primarily due to new shipments of large cylindrical batteries, particularly the Company's BA-5390 battery sold to military customers, and an increase in HiRate battery sales due to stronger demand from the U.K. Ministry of Defence. These increases were offset in part by a decline in sales of small cylindrical batteries, mainly related to a fulfillment of orders from military for BA-5368 batteries used for pilot-down radio applications. Rechargeable battery sales were consistent year over year. Technology contract revenues decreased $400,000, from $493,000 to $93,000 due to the scheduled reduction of certain nonrenewable government contracts, which concluded in June 2002.

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

      In the Rechargeable battery segment, the cost of products sold decreased $1,914,000 in the six months ended December 31, 2002 from $2,917,000 in the six months ended December 31, 2001 to $1,003,000 in the same six-month period in 2002. In general, the decrease in costs from 2001 to 2002 primarily resulted from the implementation of cost savings initiatives referred to previously, as well as lower depreciation charges related to a $14.3 million write-down of rechargeable fixed assets that the Company recorded in June 2002.

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

Fiscal  Year Ended June 30,  2002  Compared  With the Fiscal Year Ended June 30,
2001

                                                        12 Months Ended               Increase /
                                                   6/30/2002        6/30/2001         (Decrease)
                                                -------------------------------------------------

Sales                                           $ 32,515,000      $ 24,163,000      $  8,352,000
Cost of Sales                                     31,168,000        27,696,000         3,472,000
                                                -------------------------------------------------
Gross Margin                                       1,347,000        (3,533,000)        4,880,000
Operating Expenses                                26,558,000        11,433,000        15,125,000
                                                -------------------------------------------------
Operating Loss                                   (25,211,000)      (14,966,000)      (10,245,000)
Other (Expense)/Income, net                         (925,000)       (2,296,000)        1,371,000
                                                -------------------------------------------------
Net Loss                                        $(26,136,000)     $(17,262,000)     $ (8,874,000)
                                                =================================================
Net loss per share, basic                       $      (2.11)     $      (1.55)     $      (0.56)
                                                =================================================
Net loss per share, diluted                     $      (2.11)     $      (1.55)     $      (0.56)
                                                =================================================

Weighted average shares outstanding-basic         12,407,000        11,141,000         1,266,000
                                                =================================================
Weighted average shares outstanding-diluted       12,407,000        11,141,000         1,266,000
                                                =================================================

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

      Operating and Other Expenses. In June 2002, the Company recorded a fixed asset impairment charge of $14,318,000. This impairment charge related to a write-down of long-lived assets in the Company's rechargeable production operations, reflecting a change in the Company's strategy. Changes in external economic conditions culminated in June 2002, reflecting a slowdown in the mobile electronics marketplace and a realization that near-term business opportunities utilizing the high volume rechargeable production equipment had dissipated. These changes caused the Company to shift away from high volume polymer rechargeable battery production to higher value, lower volume opportunities. The Company's redefined strategy eliminates the need for its high volume production line that had been built mainly to manufacture Nokia cell phone replacement batteries. The new strategy is a three-pronged approach. First, the Company will manufacture in-house for the higher value, lower volume polymer rechargeable opportunities. Second, the Company will utilize its affiliate in Taiwan, Ultralife Taiwan, Inc., as a source for both polymer and lithium ion cells. Third, the Company will look to other rechargeable cell manufacturers as sources for cells that the Company can then assemble into completed battery packs. In the future, the impairment of the rechargeable fixed assets will result in lower depreciation charges of approximately $1,800,000 per year.

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

      Other Income (Expense). Interest income decreased $611,000 from $702,000 for the year ended June 30, 2001 to $91,000 for the year ended June 30, 2002. This decrease is mainly the result of lower average balances of cash and investment securities, as well as lower interest rates. Interest expense decreased $154,000 from $536,000 in 2001 to $382,000 in 2002 as a result of lower average balances of debt. Equity loss in UTI was $954,000 in Fiscal 2002 compared with a loss of $2,338,000 in Fiscal 2001. The Fiscal 2002 results included a $1,096,000 favorable adjustment recorded in July 2001 to correct cumulative net gains pertaining to the manner in which the Company accounted for this equity investment in Fiscal 2001 and Fiscal 2000. The Company determined that this cumulative adjustment was not significant enough to warrant a restatement for those periods. Miscellaneous income (expense) changed from an expense of $124,000 in 2001 to income of $320,000 in 2002, primarily as a result of unrealized gains on foreign currency transactions due mainly to the strengthening of the U.K. pounds sterling relative to the U.S. dollar.

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

Liquidity and Capital Resources

Cash Flows and General Business Matters

      As of December 31, 2003, cash equivalents totaled $830,000, excluding restricted cash of $50,000. During the twelve months ended December 31, 2003, the Company used $4,567,000 of cash in operating activities as compared to $6,041,000 for the twelve months ended December 31, 2002. While net income plus depreciation and amortization amounted to a positive $9,580,000 during 2003, uses of working capital more than offset this. Accounts receivable rose $11,615,000 related to the significant increase in sales, and inventories rose $4,784,000 due to the increased production activity for the recent military orders. In the year ended December 31, 2003, the Company used $5,560,000 to purchase property, plant and equipment, mainly as a result of the need to increase production capacity for cylindrical cells as demand from military customers grew significantly. The Company also loaned $2,350,000 to UTI to help that company with some short-term financing needs. During 2003, the Company generated $11,731,000 in funds from financing activities. The financing activities included inflows from a $2,500,000 private equity placement, stock option exercises that generated approximately $2,421,000, a $500,000 90-day note converted into shares of common stock in June 2003, and the final payment of $117,000 that was received on a $750,000 government grant/loan. In addition, the Company had accessed $7,011,000 of its revolving credit facilities during 2003 to finance working capital needs. Offsetting the inflows from financing activities was the payment of $818,000 for reductions in debt principal and capital leases.

      Inventory turnover for the year ended December 31, 2003 averaged 6.7 turns, compared with 5.7 turns in 2002. This metric is indicative of the Company's continuing focus to improve purchasing procedures and inventory controls. The Company's Days Sales Outstanding (DSOs) was an average of 50 days for 2003, compared with an average of 58 days for 2002. This improvement in DSOs mainly reflects the significant increase in sales to the U.S. military and the associated favorable impact from the timely payments made by them.

      The Company's order backlog at December 31, 2003 was approximately $60,000,000, of which approximately $42,000,000 related to orders from the U.S. military which are expected to ship throughout 2004.

      As of December 31, 2003, the Company had made commitments to purchase approximately $1,146,000 of production machinery and equipment which it expects to fund through operating cash flows.

Debt and Lease Commitments

      At  December  31,  2003,  the  Company  had  a  capital  lease  obligation
outstanding  of  $86,000  for  the  Company's  Newark,   New  York  offices  and
manufacturing facilities.

      The Company has a $15,000,000 secured credit facility with it primary lending institution, which was initially established in June 2000. The financing agreement consists of a term loan component supported by fixed assets and a revolving credit facility component based on eligible net accounts receivable and eligible net inventory. At December 31, 2003, $1,267,000 was outstanding on the term loan. The Company pays $200,000 per quarter on the principal of the term loan plus interest, and there is no additional borrowing capacity on the term loan component above the current amount outstanding. The revolving credit component comprises the remainder of the total potential borrowing capacity. At December 31, 2003, the outstanding borrowings on the revolving credit facility were $6,557,000. The total amount available under the credit facility is reduced by outstanding letters of credit. At December 31, 2003, the Company had $3,800,000 outstanding on a letter of credit, supporting a $4,000,000 equipment lease. The Company's additional borrowing capacity under the revolver component of the credit facility as of December 31, 2003 was approximately $2,898,000.

      At December 31, 2003, the main financial covenant of the $15,000,000 credit facility required the Company to maintain a net worth of at least approximately $19,200,000. This covenant increases each January 1 by 50% of the Company's net income in the prior year. At January 1, 2004, the minimum net worth covenant was approximately $22,406,000. At December 31, 2003, the Company's net worth was $34,430,000, in compliance with this covenant.

      Loans under the $15,000,000 credit facility currently bear interest at prime-based rates. At December 31, 2003, the rate was 5.25%. The Company also pays a facility fee of 0.25% on the unused portion of the commitment. The loan is collateralized by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. At December 31, 2003, the entire balance of outstanding borrowings under this credit facility was classified as a short-term liability on the Consolidated Balance Sheet. (See Note 5 for additional information.) This credit facility is scheduled to expire on June 30, 2004. The Company is currently seeking and reviewing proposals from various lending institutions that would provide it with greater borrowing capacity, increased flexibility and lower borrowing costs. The Company plans to refinance this debt, or extend its current credit flexibility, before its current arrangement expires.

      In March 2001, the Company established an operating lease line for the purpose of financing the acquisition of certain manufacturing equipment, which the Company completed drawing upon in June 2002. The total amount of the lease line established was approximately $4,000,000. The Company's quarterly lease payment is approximately $226,000, and the lease expires in July 2007. In conjunction with this lease, the Company was initially required to maintain a $3,800,000 letter of credit, and the amount required decreases periodically over the term of the lease. On January 1, 2004, the amount required for this letter of credit was reduced to $3,600,000. The letter of credit was issued by the Company's primary lending institution, which diminishes the Company's overall borrowing availability under the credit facility.

      On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company's wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $700,000. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. At December 31, 2003, the outstanding borrowings under this revolver were $454,000.

Equity Transactions

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

      On October 7, 2003, the Company completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2,500,000. The net proceeds of the private placement, $2,350,000, were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which the Company has an approximately 9.2% ownership interest. This transaction was completed in order to provide some short term financing to UTI while they work to complete an additional equity infusion into UTI to support their growth plans. The transaction was recorded as a short-term note receivable maturing on March 1, 2004 with interest accruing at 3% per annum. At March 1, 2004, the note remains unpaid and the Company is renegotiating the possible extension of the maturity date of this note receivable while UTI continues its efforts to raise additional equity capital. If UTI is successful in raising additional funds, the Company currently expects to convert this note receivable into shares of UTI common stock. Pursuant to the private placement agreement, the Company filed an S-3 Registration Statement with the SEC to register the shares issued in the private placement for unrestricted trading. The Company accounts for its investment in UTI using the cost method. The carrying value of the Company's 9.2% ownership interest in UTI reflected on the Company's Consolidated Balance Sheet as of December 31, 2003 was $1,550,000. The Company does not guarantee the obligations of UTI and is not required to provide any additional funding.

      During Fiscal 2002, the Company raised capital through two private equity transactions. First, in July 2001, the Company completed a $6,800,000 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. The second transaction occurred in April 2002, when the Company closed on a $3,000,000 private placement consisting of common equity and a $600,000 convertible note. Initially, 801,333 shares were issued. The note, which was issued to one of the

Company's directors, converted into 200,000 shares of common stock upon shareholder approval at the December 2002 Annual Meeting.

      During 2003, the Company issued 398,000 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $2,421,000 in cash proceeds as a result of these transactions.

Other Matters

      The Company continues to be optimistic about its future prospects and growth potential. However, the recent rapid growth of the business has created a near-term need for certain machinery, equipment and working capital in order to enhance capacity and build product to meet demand. The recent positive financial results during 2003 have enhanced the Company's ability to acquire additional financing. The Company continually explores various sources of capital, including utilizing its unleveraged assets as collateral for additional borrowing capacity, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although it is evaluating these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.

      As described in Part I, Item 3, "Legal Proceedings", the Company is involved in certain environmental matters with respect to its facility in Newark, New York. Although the Company has reserved for expenses related to this potential exposure, there can be no assurance that such reserve will be the maximum amount. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

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

Contractual Obligations and Off Balance Sheet Arrangements

                             Payments due by period

Contractual Obligations:

                                                                                                  More
                                         Total     Less than 1           1-3          3-5       than 5
                                                          year         years        years        years

Debt Obligations                    $1,267,000      $1,267,000    $       --     $     --     $     --
Capital Lease Obligations               86,000          18,000        68,000           --           --
Operating Lease Obligations          5,214,000       1,203,000     2,576,000      782,000      653,000
Purchase Obligations                 1,146,000       1,146,000            --           --           --
                                    ----------      ----------    ----------     --------     --------
Total                               $7,714,000      $3,635,000    $2,644,000     $782,000     $653,000
                                    ==========      ==========    ==========     ========     ========

      The Company has no off balance sheet arrangements.

Outlook

      Looking ahead for the full calendar year of 2004, the Company is optimistic about its growth prospects and the status of manufacturing operations. At this time, the Company expects revenues to reach $104,000,000 in 2004, more than a 30% increase over the $79,450,000 in revenues reported for 2003. The Company is projecting growth in all major product areas within its business - 9-volt, cylindrical and rechargeable. The Company expects continued growth in demand for its military batteries, particularly for the BA-5390 battery. Of the total revenues projected for 2004, revenues of rechargeable battery products are expected to be in the range of at least $5,000,000.

      The Company projects revenues of approximately $26,000,000 in the first quarter of 2004, with continued growth expected into the second quarter due to current visibility of orders from the military. The outlook for the second half of the year, at this time, is that the military demand may level off somewhat. The results in each of the quarters can be subject to fluctuations as the timing of some customer orders is not often easily predictable. In particular, 9-volt revenues are dependent upon continued demand from the Company's customers, some of which are dependent upon retail sell-through. Similarly, revenues from sales of cylindrical products, primarily to military customers, are dependent upon a variety of factors, including the timing of the battery solicitation process within the military, the Company's ability to successfully win contract awards, successful qualification of the Company's products in the applicable military applications, the timing of shipments related to lot acceptance, and the timing of order releases against such contracts. Additionally, there is always a risk that Congressional appropriations might vary from what is needed or expected. Some of these factors are outside of the Company's direct control.

      One of the Company's key target markets continues to be the military market. The U.S. Army / CECOM typically awards 5-year contracts for its battery procurements, normally split 60% / 40% between two suppliers. The current battery procurement process of the U.S. Army / CECOM is referred to as Next Gen
II. There are four phases to this overall solicitation. Phase I pertained to lithium-sulfur dioxide batteries, which the Company does not manufacture, and therefore, it did not participate in the bidding for this phase.

      Phases II, III, and IV pertain to the manufacture of lithium-manganese dioxide batteries which match with the Company's capabilities. For Phase II, referred to as the "Small Cylindrical" phase, the Company successfully bid, and, in May 2002, was awarded the 60% portion for this five-year contract, amounting to up to $32 million over the five year term.

      For Phase III, referred to as the "Large Cylindrical" phase, the Company had provided its bid proposal to the U.S. Army / CECOM in August 2002 and has since been awaiting notification of awards. In March 2004, the Company was notified that it was not selected to participate in this phase, which would have amounted to up to approximately $9 million over the five-year time horizon of the contract. While the Company is disappointed in this outcome, this result does not alter the Company's current financial outlook, as this contract had not been incorporated in the guidance that has previously been provided by the Company.

      Phase IV of the Next Gen II solicitation is referred to as the "Rectangular" phase. The formal solicitation for this phase was issued in January 2004 and was split into two pieces, one of which includes the BA-5390 battery that the Company is already manufacturing under exigent, or non-bid, contracts. The other piece consists of the BA-5347 battery, for which the solicitation will result in a small business set-aside contract. Bids are due to be submitted for these products in mid-March 2004. The Company cannot predict when final awards will be made or what the final outcome may be. The total amount for this phase of Next Gen II is expected to be in the range of up to approximately $200-$300 million over five years. In the meantime, the Company plans to continue to fulfill its current obligations related to exigent contracts, and to pursue other such contracts as the opportunity arises. The Company's current guidance incorporates ongoing BA-5390 contracts.

      Over the next three to five years, with anticipated growth in various target markets, such as military, medical, automotive telematics, and search and rescue, the Company has targeted an annual growth rate in revenues of 20% - 30%, heading toward $200,000,000. While the Company's revenues are expected to be comprised of approximately 60% from military sales in 2004, this percentage is expected to decline over time as the Company generates sales from customers in commercial markets.

      The Company has a fairly substantial fixed cost infrastructure to support its overall operations. As sales continue to grow, manufacturing efficiencies are realized, and operating expenses (R&D and SG&A) are closely controlled, the Company believes it can generate favorable returns to scale in the range of 30%, and possibly as high as 50%, on incremental revenues, depending on product mix. Conversely, decreasing volumes will likely result in the opposite effect. Gross margins in 2004 are expected to be in the range of 23% - 24%. Within the next couple of years, the Company believes that its gross margins can reach a range of 26%-27% as operating efficiencies improve and the mix of products with higher margins increases. It has set a target of 30% gross margins for the longer-term, i.e. within the next five years.

      R&D costs in 2004 are expected to be at comparable levels as 2003. The Company plans to continue its recent successful efforts related to new cylindrical battery development for applications that initially have a military focus, but often have sizeable commercial applications as well. In addition, it is committing funds for the development of various Thin Cell and rechargeable products. While the R&D expense line is expected to remain relatively stable, the Company also enhances these efforts with technology contracts, the revenues and related costs for which are reported as a part of the Technology Contracts segment.

      While the Company continues to monitor its operating costs very tightly, it expects that SG&A costs will increase modestly over 2003 as it invests in additional sales and marketing efforts, and general administrative costs rise to support the growth of the business. Overall, the Company expects that total operating expenses (R&D and SG&A) will amount to approximately 12% of total revenues during 2004, compared with 14% in 2003. Within the next couple of years,, the Company believes that its operating expenses will be in the range of 11%-12% of revenues, and it has set a target to reach 10% of revenues in the longer-term.

      As gross margins improve and as the Company continues to control its operating expenses, operating income is expected to amount to approximately $12,000,000 in 2004. Within the next couple of years, operating income as a percentage of revenues, is projected to be in the range of 15%, with a longer-term target of 20%, resulting from higher gross margins and lower operating expenses as a percentage of sales.

      At December 31, 2003, the Company had approximately $76,829,000 in net operating loss (NOL) carryforwards available to offset current and future taxable income. The Company determined there was not sufficient positive evidence in accordance with FAS 109 to record a deferred tax asset at December 31, 2003. The Company will continue to assess the appropriateness based upon profitability of recording a deferred tax asset for 2004 and beyond.

      In addition, in early 2004, the Company determined that a change in ownership, as defined under Internal Revenue Code Section 382, had occurred during fourth quarter of 2003, resulting in an annual limitation on the utilization of the net operating loss carryforwards. The Company is unable to accurately quantify the amount of such limitation at this time. This limitation did not have an impact on income taxes determined for 2003, but could result in a higher than anticipated current tax expense for 2004 and beyond, than if the Company had experienced no change.

      During 2004, the Company projects that it will spend approximately $5,000,000 to $6,000,000 on capital expenditures for machinery and equipment. Nearly one-half of these expenditures are expected to be for projects that enhance manufacturing productivity, with relatively quick returns. The remainder of these expenditures will be used to alleviate bottlenecks and increase capacity, as well as for tooling of new products.

      In June 2004, the Company's credit facility with its primary lending bank is scheduled to expire. The Company is currently seeking and reviewing proposals from various lending institutions that would provide it with greater borrowing capacity, increased flexibility and lower borrowing costs. The Company plans to refinance this debt, or extend its current credit flexibility, before its current arrangement expires.

      In general, the Company continually explores its financing alternatives, including utilizing its unleveraged assets as collateral for additional borrowing capacity, refinancing current debt or issuing new debt, leasing assets, and raising equity through private or public offerings. During 2003, the Company successfully managed its growth through the issuance of a $500,000 convertible note and proceeds from the exercise of stock options, as well as the use of its revolving credit facility. In addition, in October 2003, the Company was successful in raising $2,500,000 through a private placement of 200,000 shares of common stock, where the net proceeds of $2,350,000 were provided to Ultralife Taiwan, Inc. in the form of a note receivable, convertible into shares of UTI common stock subject to certain criteria. Although the Company is confident that it will be successful in continuing to arrange adequate financing to support its growth, there can be no assurance that the Company will be able to do so. Therefore, this could have a material adverse effect on the Company's business, financial position and results of operations.

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

Revenue recognition:
      Battery Sales - Revenues from the sale of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred. Customers do not have a general right of return on products shipped.

      Technology Contracts - The Company recognizes revenue using the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

      In May 2003, the Company adopted the provisions of EITF 00-21 "Revenue Arrangements with Multiple Deliverables". This issue provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Adoption of this Issue had no significant impact on the Company's revenue recognition policy or results of operations.

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements". The Bulletin's primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This should not be considered a change in accounting principle. The issuance did not have a material impact on the Company.

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

Stock-Based Compensation:
      The Company  applies  Accounting  Principles  Board (APB)  Opinion No. 25,
      "Accounting for Stock Issued to Employees," and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. The Company has adopted the disclosure-only provision of SFAS No. 148, "Accounting for Stock-Based Compensation". As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost is reflected in net income.

Income Tax Liabilities:
      The Company applies SFAS No. 109, "Accounting for Income Taxes", in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN46"). The primary objectives of FIN46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R to defer the effective date of FIN46 and exclude certain entities from its scope. Adoption of FIN 46R has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The Company has no derivative instruments and adoption of the standard is not expected to have a material impact of the Company's consolidated financial position, results of operations or cash flows.

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

      In 2003, the Company adopted the provisions of EITF 00-21 "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 01-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Adoption of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements". SAB 104's primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result or the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". Adoption of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

Risk Factors

Dependence on Continued Demand for the Company's Existing Products

      A substantial portion of the Company's business depends on the continued demand for products using our batteries sold by original equipment manufacturers
(OEM). Therefore, the Company's success depends significantly upon the success of those OEMs' products in the marketplace. We are subject to many risks beyond our control that influence the success or failure of a particular product manufactured by an OEM, including:

      o     competition faced by the OEM in its particular industry,
      o     market acceptance of the OEM's product,
      o the engineering, sales, marketing and management capabilities of the OEM,
      o technical challenges unrelated to our technology or products faced by the OEM in developing its products, and
      o     the financial and other resources of the OEM

      For instance, in the year ended December 31, 2003, 29% of the Company's revenues were comprised of sales of its 9-volt batteries, and of this, approximately 29% pertained to sales to smoke alarm OEMs in the U.S. In the six-month period ended December 31, 2002, 56% of the Company's revenues were comprised of sales of its 9-volt batteries, and of this, approximately 20%
pertained to sales to smoke alarm OEMs in the U.S. If the retail demand for long-life smoke detectors decreases significantly, this could have a material adverse effect on the Company's business, financial condition and results of operations.

      Similarly, in the year ended December 31, 2003, 55% of the Company's revenues were comprised of sales of U.S. cylindrical batteries, and of this, approximately 92% pertained to sales made directly or indirectly to the U.S. military. In the six-month period ended December 31, 2002, 20% of the Company's revenues were comprised of sales of U.S. cylindrical batteries, and of this, approximately 90% pertained to sales made directly or indirectly to the U.S. military. If the demand for cylindrical batteries from the U.S. military were to decrease significantly, this could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Adjustment of Certain Government Contracts

      The Company has certain "exigent", non-bid contracts with the government which are subject to an audit and final price adjustment which could decrease margins compared with the original terms of the contracts. As of December 31, 2003, the Company had one unfulfilled contract pertaining to BA-5390 battery orders from the military that was subject to audit and final price adjustment. These adjustments could have an effect on the Company's business, financial condition and results of operations.

Risks Related to Development of Rechargeable Battery Business

      Although the Company is in production of certain rechargeable cells and batteries, it cannot assure that volume acceptance of its rechargeable products will occur due to the highly competitive nature of the business. There are many new company and technology entrants into the marketplace, and the Company must continually reassess the market segments in which its products can be successful and seek to engage customers in these segments that will adopt the Company's products for use in their products. In addition, these companies must be successful with their products in their markets for the Company to gain increased business. Increased competition, failure to gain customer acceptance of products or failure of the Company's customers in their markets could have a further adverse effect on the Company's rechargeable battery business.

Risks Relating to Growth and Expansion

      Continued rapid growth of the Company's battery business could significantly strain management, operations and technical resources. If the Company is successful in obtaining rapid market growth of its batteries, the Company will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. For example, the large orders recently received from the U.S. and U.K. military for the Company's cylindrical products are straining the current capacity capabilities of the Company and require additional equipment and time to build a sufficient support infrastructure. This demand also creates working capital issues for the Company, as it needs increased liquidity to fund purchases of raw materials and supplies. The Company cannot assure, however, that business will rapidly grow or that its efforts to expand manufacturing and quality control activities will be successful or that the Company will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. The Company will also be required to continue to improve its operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on the Company's business, financial condition and results of operations.

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

Risks Related to Competition and Technological Obsolescence

      The Company also competes with large and small manufacturers of alkaline, carbon-zinc, seawater, high-rate and primary batteries as well as other manufacturers of lithium batteries. The Company cannot assure that it will successfully compete with these manufacturers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources.

         The market for the Company's products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although the Company believes that its batteries are comprised of state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render the Company's technology and products obsolete or less marketable.

      Primary Batteries - The primary (non-rechargeable) battery industry is characterized by intense competition with a number of companies offering or seeking to develop products similar to the Company's. The Company is subject to competition from manufacturers of primary batteries, such as carbon-zinc, alkaline and lithium batteries in various configurations, including 9-volt, AAA, AA, C, D, 2/3 A and other cell sizes. Manufacturers of primary batteries include The Gillette Company (Duracell), Energizer Holdings, Inc., Rayovac Corp., Sanyo Electric Co. Ltd., Sony Corp., and Matsushita Electric Industrial Co., Ltd. (Panasonic). Manufacturers of specialty lithium batteries include Saft and Eagle Picher Industries.

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

      Rechargeable Batteries - The rechargeable battery industry is also characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to the Company's. The Company is subject to competition from manufacturers of traditional rechargeable batteries, such as nickel-cadmium batteries, from manufacturers of rechargeable batteries of more recent technologies, such as nickel-metal hydride, lithium ion and lithium polymer batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Manufacturers of nickel-cadmium and/or nickel-metal hydride batteries include Sanyo Electric Co. Ltd., Sony Corp., Toshiba Corp., Saft and Matsushita Electric Industrial Co., Ltd. (Panasonic), among others. Manufacturers of lithium ion liquid electrolyte batteries currently include Saft, Toshiba Corp., Matsushita Electric Industrial Co., Ltd., Sanyo Electric Co. Ltd., Sony Corp., E-one Moli Energy Ltd., BYD Co. Ltd., Samsung SDI Co., Ltd., Shenzhen B&K Electronic Co. Ltd., and Ultralife Taiwan, Inc., among others. Manufacturers of lithium polymer batteries currently include Valence Technology, Inc., Sony Corp., Amperex Technology Ltd., Danionics A/S, Finecell Co. Ltd., LG Chemical, Ltd., SKC, Samsung SDI Co., Ltd., and Kokam Engineering Co., Ltd.

         Many companies with substantially greater resources are developing a variety of battery technologies, including lithium ion and lithium polymer batteries, which are expected to compete with the Company's technology.

If these companies successfully market their batteries before the introduction of the Company's products, there could be a material adverse effect on its business, financial condition and results of operations.

Dependence on Key Personnel

      Because of the specialized, technical nature of the business, the Company is highly dependent on certain members of management, marketing, engineering and technical staff. The loss of these services or these members could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to developing manufacturing capacity to produce high volumes of batteries, the Company must attract, recruit and retain a sizeable workforce of technically competent employees. The Company's ability to pursue effectively its business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. The Company cannot assure that it will be able to retain or recruit this type of personnel.

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

      In connection with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed. NYSDEC oversaw the remedial work and requested additional sampling which was completed in December of 2003, as well. The test results have been forwarded to NYSDEC and the Company is awaiting further comment. It is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

Limited Sources of Supply

      Certain materials used in products are available only from a single or a limited number of suppliers. As such, some materials could become in short supply resulting in limited availability and/or increased costs. Additionally, the Company may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. Due to the Company's involvement with supplying military batteries to the government, the Company could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide the Company with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on the Company's financial results. Although the Company believes that alternative suppliers are available to supply materials that could replace materials currently used and that, if necessary, the Company would be able to redesign its products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on the business, financial condition and results of operations. Although the Company has experienced interruptions of product deliveries by sole source suppliers, these interruptions have not had a material adverse effect on the business, financial condition and results of operations. The Company cannot guarantee that it will not experience a material interruption of product deliveries from sole source suppliers.

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

Risks Related to Company's  Investment in Ultralife Taiwan, Inc.

      The Company used the net proceeds of $2,350,000 that it received from the recent private placement sale of its Common Stock to fund a short-term loan and ultimate planned purchase of securities issued by Ultralife

Taiwan, Inc. The Company currently owns approximately 9.2% of Ultralife Taiwan. The transaction has been recorded as a short-term note receivable maturing on March 1, 2004, with interest accruing at 3% per annum. At March 1, 2004, the note remains unpaid and the Company is negotiating the possible extension of the maturity date of this note receivable while UTI continues its efforts to raise additional equity capital. If UTI is successful in raising additional funds, the Company currently expects to convert this note receivable into shares of UTI common stock. Depending on the price at which Ultralife Taiwan completes its anticipated capital raise, the Company's ownership interest in Ultralife Taiwan could increase to approximately 15%. Because of the current uncertain financial condition of Ultralife Taiwan, they may not be able to raise the necessary additional funds from other investors and the Company may not be able to recover or realize any gain on our investment. Such an occurrence could adversely affect the financial condition and the market value of the Company's Common Stock.

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

Risks Related to Limiting the Use of Net Operating Loss Carryforwards

      At December 31, 2003, the Company had approximately $76,829,000 of net operating loss carryforwards available to offset current and future taxable income. Due to cumulative losses reported for prior years and uncertainty as to the utilization of these tax attributes in future periods, the Company has not recorded a deferred tax asset on its Consolidated Balance Sheet. The Company will reevaluate the appropriateness of recording a deferred tax asset during 2004.

      In early 2004, the Company determined that a change in ownership, as defined by Internal Revenue Code 382, had occurred during the fourth quarter of 2003, resulting in an annual limitation on the utilization of the net operating loss carryforwards. This limitation did not have an impact on income taxes determined for 2003, but could result in a higher than anticipated current tax expense for 2004 and beyond than if the Company had experienced no change.

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

      Should the Company seek to access the public capital markets, Securities and Exchange Commission (SEC) rules will require the Company to include or incorporate by reference in any prospectus three years of audited financial statements. Until the Company's audited financial statements for the fiscal year ending December 31, 2004 become available, the SEC's current rules would require the Company to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time, the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case the Company would be unable to access the public capital markets unless and until such prior financial statements originally audited by Arthur Andersen LLP are audited. In addition, as a result of the departure of the Company's former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on the Company's audited financial statements for the years ended June 30, 2000 and June 30, 2001, and investors in any subsequent offerings for which the Company uses their audit report will not be entitled to recovery against them under
Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, the Company's financing costs may increase or the Company may miss attractive market opportunities if either the annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC's requirements or those statements are used in a prospectus but investors are not entitled to recovery against Arthur Andersen auditors for material misstatements or omissions in them.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company's primary interest rate risk is derived from its outstanding variable-rate debt obligation. For the 12 month period ended December 31, 2003, the result of a hypothetical 100 basis point increase in the average cost of the Company's variable-rate debt would have reduced annual pretax income by approximately $100,000. The Company's investments are made in accordance with the Company's investment policy and primarily consist of commercial paper and U.S. corporate bonds. The Company does not currently invest in derivative financial instruments.

      In the year ended December 31, 2003, approximately 88% of the Company's sales were denominated in U.S. dollars. The remainder of the Company's sales was denominated in U.K. pounds sterling and euros. A 10% change in the value of the pound sterling or the euro to the U.S. dollar would have impacted the Company's revenues in that period by less than 2%. The Company monitors the relationship between the U.S. dollar and other currencies on a continuous basis and adjusts sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 43.

                                                                            Page
                                                                            ----

      Report of Independent Auditors,
         PricewaterhouseCoopers LLP                                           41

      Report of Independent Public Accountants,
         Arthur Andersen LLP                                                  42

      Consolidated Financial Statements:

            Consolidated Balance Sheets as of December 31, 2003
               and 2002, and June 30, 2002                                    43

            Consolidated Statements of Operations for the year ended
               December 31, 2003, the six months ended December 31,
               2002 and the years ended June 30, 2002 and 2001                44

            Consolidated Statements of Changes in Shareholders' Equity
               and Accumulated Other Comprehensive Income (Loss) for
               the year ended December 31, 2003, the six months ended
               December 31, 2002 and the years ended June 30, 2002 and
               2001                                                           45

            Consolidated Statements of Cash Flows for the year ended
               December 31, 2003, the six months ended December 31,
               2002 and the years ended June 30, 2002 and 2001                46

            Notes to Consolidated Financial Statements                        47

      Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts                   73

                    Report of Independent Auditors

To the Board of Directors and Shareholders of Ultralife Batteries, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and its subsidiary at December 31, 2003 and 2002, and June 30, 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the six months ended December 31, 2002, and the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of June 30, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001).

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York
February 3, 2004, except for the first paragraph of Note 13, as to which the date is March 1, 2004

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

/s/ ARTHUR ANDERSEN LLP

Rochester, New York
August 16, 2001 (except with respect to the matter discussed in Note 14, as to which the date is December 12, 2001)

                            ULTRALIFE BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                    December 31,   December 31,    June 30,
                   ASSETS                               2003          2002           2002
                                                    ------------   ------------    --------
Current assets:
   Cash and cash equivalents                         $     830      $   1,322      $   2,016
   Restricted cash                                          50             50            201
   Trade accounts receivable (less allowance
     for doubtful accounts of $168 and
     $297 at December 31, 2003 and 2002,
     respectively, and $272 at June 30, 2002)           17,803          6,200          6,049
   UTI Note Receivable                                   2,350             --             --
   Inventories                                          10,209          5,813          4,633
   Prepaid expenses and other current assets             1,314            970            847
                                                     ---------      ---------      ---------
       Total current assets                             32,556         14,355         13,746

Property, plant and equipment, net                      18,213         15,336         16,134

Other assets:
  Investment in UTI                                      1,550          1,550          4,258
  Technology license agreements (net of
    accumulated amortization of $1,418
    and $1,318 at December 31, 2003 and
    2002, respectively, and $1,268 at
    June 30, 2002)                                          33            133            183
                                                     ---------      ---------      ---------
                                                         1,583          1,683          4,441
                                                     ---------      ---------      ---------

Total Assets                                         $  52,352      $  31,374      $  34,321
                                                     =========      =========      =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of debt and capital
     lease obligations                               $   8,295      $     816      $   3,148
   Accounts payable                                      6,385          4,283          3,091
   Accrued compensation                                    257            134            255
   Accrued vacation                                        564            439            439
   Income taxes payable                                    106             --             --
   Other current liabilities                             2,247          1,472          1,863
                                                     ---------      ---------      ---------
       Total current liabilities                        17,854          7,144          8,796

Long - term liabilities:
   Debt and capital lease obligations                       68          1,354            103
   Grant                                                    --            633             --
                                                     ---------      ---------      ---------
                                                            68          1,987            103

Commitments and contingencies (Note 6)

Shareholders' Equity:
   Preferred stock, par value $0.10 per
      share, authorized 1,000,000 shares;
      none issued and outstanding                           --             --             --
   Common stock, par value $0.10 per share,
      authorized 40,000,000 shares;
      issued - 14,302,782 and 13,579,519
      at December 31, 2003 and 2002,
      respectively, and 13,379,519 at
      June 30, 2002                                      1,430          1,358          1,338
   Capital in excess of par value                      120,626        115,251        113,103
   Accumulated other comprehensive income (loss)          (723)        (1,016)          (856)
   Accumulated deficit                                 (84,525)       (90,972)       (87,860)
                                                     ---------      ---------      ---------
                                                        36,808         24,621         25,725

   Less - Treasury stock, at cost - 727,250
     shares outstanding at December 31, 2003
     and 2002, respectively and 27,250 shares
     outstanding at June 30, 2002                        2,378          2,378            303
                                                     ---------      ---------      ---------
        Total shareholders' equity                      34,430         22,243         25,422
                                                     ---------      ---------      ---------

Total Liabilities and Shareholders' Equity           $  52,352      $  31,374      $  34,321
                                                     =========      =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

--------------------------------------------------------------------------------

                                                                    Year Ended     6 Months Ended            Year Ended June 30,
                                                                   December 31,      December 31,        --------------------------
                                                                       2003              2002              2002              2001
                                                                   ------------    ---------------       --------          --------
Revenues                                                             $ 79,450          $ 15,599          $ 32,515          $ 24,163
Cost of products sold                                                  62,354            14,707            31,168            27,696
                                                                     --------          --------          --------          --------

Gross margin                                                           17,096               892             1,347            (3,533)

Operating and other expenses:
  Research and development                                              2,505             1,106             4,291             3,424
  Selling, general, and administrative                                  8,610             3,441             7,949             8,009
  Impairment of long lived assets                                          --                --            14,318                --
                                                                     --------          --------          --------          --------
Total operating and other expenses, net                                11,115             4,547            26,558            11,433

Operating income (loss)                                                 5,981            (3,655)          (25,211)          (14,966)

Other income (expense):
  Interest income                                                          23                41                91               702
  Interest expense                                                       (543)             (192)             (382)             (536)
  Equity loss in UTI                                                       --            (1,273)             (954)           (2,338)
  Gain on sale of UTI stock                                                --             1,459                --                --
  Gain from forgiveness of debt/grant                                     781                --                --                --
  Miscellaneous income (expense)                                          311               508               320              (124)
                                                                     --------          --------          --------          --------
Income (loss) before income taxes                                       6,553            (3,112)          (26,136)          (17,262)

Income taxes                                                              106                --                --                --
                                                                     --------          --------          --------          --------

Net income (loss)                                                    $  6,447          $ (3,112)         $(26,136)         $(17,262)
                                                                     ========          ========          ========          ========

Earnings (loss) per share -  basic                                   $   0.49          $  (0.24)         $  (2.11)         $  (1.55)
                                                                     ========          ========          ========          ========
Earnings (loss) per share - diluted                                  $   0.46          $  (0.24)         $  (2.11)         $  (1.55)
                                                                     ========          ========          ========          ========

Weighted average shares outstanding - basic                            13,132            12,958            12,407            11,141
                                                                     ========          ========          ========          ========
Weighted average shares outstanding - diluted                          13,917            12,958            12,407            11,141
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

                            ULTRALIFE BATTERIES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                Accumulated Other
                                                                                  Comprehensive
                                                                                  Income (Loss)
                                                                              ----------------------
(Dollars in Thousands)                             Common Stock      Capital    Foreign   Unrealized
                                                ------------------  in excess  Currency    Net Gain    Accumu-
                                                  Number             of Par  Translation  (Loss) on    lated    Treasury
                                                of Shares   Amount   Value    Adjustment  Securities   Deficit    Stock      Total

Balance as of June 30, 2000                     11,410,286  $1,141  $ 98,790   $  (691)    $    2     $(44,462)  $  (303)  $ 54,477

Comprehensive loss:
    Net loss                                                                                           (17,262)             (17,262)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                    (368)                                        (368)
      Unrealized net loss on securities                                                        (1)                               (1)
                                                                                                                           ---------
         Other comprehensive loss                                                                                              (369)
                                                                                                                           ---------
Comprehensive loss                                                                                                          (17,631)
                                                                                                                           ---------
Shares issued under stock option plans and
  other stock options                               77,900       8       599                                                    607
                                                ------------------------------------------------------------------------------------
Balance as of June 30, 2001                     11,488,186  $1,149  $ 99,389   $(1,059)    $    1     $(61,724)  $  (303)  $ 37,453
                                                ------------------------------------------------------------------------------------

Comprehensive loss:
    Net loss                                                                                           (26,136)             (26,136)
    Other comprehensive income, net of tax:
      Foreign currency translation adjustments                                     202                                          202
                                                                                                                           ---------
         Other comprehensive income                                                                                             202
                                                                                                                           ---------
Comprehensive loss                                                                                                          (25,934)
                                                                                                                           ---------
Shares issued under private stock offerings      1,891,333     189     8,502                                                  8,691
UTI change in ownership transactions and other                         5,212                                                  5,212

                                                ------------------------------------------------------------------------------------
Balance as of June 30, 2002                     13,379,519  $1,338  $113,103   $  (857)    $    1     $(87,860)  $  (303)  $ 25,422
                                                ------------------------------------------------------------------------------------

Comprehensive loss:
    Net loss                                                                                            (3,112)              (3,112)
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                                    (159)                                        (159)
      Unrealized net loss on securities                                                        (1)                               (1)
                                                                                                                           ---------
         Other comprehensive loss                                                                                              (160)
                                                                                                                           ---------
Comprehensive loss                                                                                                           (3,272)
                                                                                                                           ---------
Shares issued under private stock offerings        200,000      20       580                                                    600
UTI change in ownership transactions and other                         1,568                                                  1,568
Treasury shares reacquired from UTI                                                                               (2,075)    (2,075)

                                                ------------------------------------------------------------------------------------
Balance as of December 31, 2002                 13,579,519  $1,358  $115,251   $(1,016)    $   --     $(90,972)  $(2,378)  $ 22,243
                                                ------------------------------------------------------------------------------------

Comprehensive income:
Net income                                                                                               6,447                6,447
    Other comprehensive income, net of tax:
      Foreign currency translation adjustments                                     293                                          293
                                                                                                                           ---------
         Other comprehensive income                                                                                             293
                                                                                                                           ---------
Comprehensive income                                                                                                          6,740
                                                                                                                           ---------
Shares issued under private stock offerings        200,000      20     2,342                                                  2,362
Shares issued on conversion of short term note     125,000      13       487                                                    500
Shares issued under stock option and
   warrant exercises                               398,263      40     2,520                                                  2,560
Stock-based compensation                                                  26                                                     26
                                                ------------------------------------------------------------------------------------
Balance as of December 31, 2003                 14,302,782  $1,430  $120,626   $  (723)    $   --     $(84,525)  $(2,378)  $ 34,430
                                                ------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                     Six Months
                                                                    Year Ended            Ended        Year Ended        Year Ended
                                                                  December 31,     December 31,          June 30,          June 30,
                                                                          2003             2002              2002              2001
                                                                      --------          -------          --------          --------
OPERATING ACTIVITIES
Net income (loss)                                                     $  6,447          $(3,112)         $(26,136)         $(17,262)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                                            3,133            1,407             4,393             3,656
Loss on asset disposal                                                       5                4                --                --
Foreign exchange (gain) / loss                                            (316)            (445)             (320)              155
Equity loss in UTI                                                          --            1,273               954             2,338
Gain on sale of UTI stock                                                   --           (1,459)               --                --
Non-cash stock-based compensation                                           26               --                --                --
Non-cash gain on forgiveness of debt                                      (781)              --                --                --
Impairment of long lived assets                                             --               --            14,318                --
Provision for loss on accounts receivable                                   12               25                10                (6)
Provision for inventory obsolescence                                       388              128                (4)               12
Changes in operating assets and liabilities:
  Accounts receivable                                                  (11,615)            (176)           (2,640)               83
  Inventories                                                           (4,784)          (1,308)              750               381
  Prepaid expenses and other current assets                               (344)            (128)              799              (471)
  Income taxes payable                                                     106               --                --                --
  Accounts payable and other current
    liabilities                                                          3,156              680              (323)              708
                                                                      --------          -------          --------          --------
Net cash used in operating activities                                   (4,567)          (3,111)           (8,199)          (10,406)
                                                                      --------          -------          --------          --------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                               (5,560)            (341)           (2,330)           (4,367)
Proceeds from sale leaseback                                                --               --               995                --
Proceeds from asset disposal                                                50                8                --                --
Proceeds from sale of UTI stock                                             --            2,393                --                --
Issuance of note to UTI                                                 (2,350)              --                --                --
Purchase of securities                                                      --               --            (8,424)          (26,794)
Sales of securities                                                         --              151            11,334            22,905
Maturities of securities                                                    --               --                --            13,702
                                                                      --------          -------          --------          --------
Net cash (used in)/provided by investing
  activities                                                            (7,860)           2,211             1,575             5,446
                                                                      --------          -------          --------          --------

FINANCING ACTIVITIES
Change in revolving credit facility                                      7,011               --                --                --
Proceeds from issuance of common stock, net                              4,921               --             8,691               607
Proceeds from issuance of debt                                             500               --               600                --
Proceeds from grant                                                        117              633                --                --
Principal payments under long-term debt
  and capital leases                                                      (818)            (481)           (1,062)             (941)
                                                                      --------          -------          --------          --------
Net cash provided by (used in) financing
  activities                                                            11,731              152             8,229              (334)
                                                                      --------          -------          --------          --------

Effect of exchange rate changes on cash                                    204               54               (83)               76
                                                                      --------          -------          --------          --------

Change in cash and cash equivalents                                       (492)            (694)            1,522            (5,218)
                                                                      --------          -------          --------          --------

Cash and cash equivalents at beginning of period                         1,322            2,016               494             5,712

                                                                      --------          -------          --------          --------
Cash and cash equivalents at end of period                            $    830          $ 1,322          $  2,016          $    494
                                                                      ========          =======          ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                $    308          $    76          $    374          $    538
Cash paid for taxes                                                   $     --          $    --          $     --          $     --

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

      Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the calendar year ended December 31, 2003 are referred to as "2003". The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as "Transition 2002". The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as "fiscal" years. For instance, the year ended June 30, 2002 is referred to as "Fiscal 2002", and the year ended June 30, 2001 is referred to as "Fiscal 2001".

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

e.    Restricted Cash

      The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of some of its debt and lease agreements. All cash is retained for application against required escrows for debt obligations, including certain letters of credit supporting lease obligations and any excess borrowings from the Company's revolving credit facility. A portion of the restricted cash pertaining to certain lease obligations is released periodically as payments are made to reduce outstanding debt. With respect to the Company's revolving credit facility, the Company's primary lending institution will restrict cash if the borrowing base (consisting of receivables and inventory) does not sufficiently cover the outstanding borrowings on any particular day. As of December 31, 2003 and 2002, the Company had $50 in restricted cash with a certain lending institution primarily for letters of credit supporting a corporate credit card program. There was no cash restricted at December 31, 2003 or 2002 pertaining to the Company's revolving credit facility. As of June 30, 2002, the Company had $201 in restricted cash primarily for letters of credit supporting leases for a building and some computer equipment.

f.    Inventories

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.

g.    Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Estimated useful lives are as follows:

      Buildings                                            10 - 20 years
      Machinery and Equipment                               5 - 10 years
      Furniture and Fixtures                                 3 - 7 years
      Computer Hardware and Software                         3 - 5 years
      Leasehold Improvements                                  Lease term

      Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When sold, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense).

h.    Long-Lived Assets and Intangibles

      The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected discounted future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. The Company recorded an asset impairment of $14,318 in Fiscal 2002 in connection with the fixed assets in its rechargeable business (see Note 2). The Company did not record any impairments of long-lived assets in the calendar year ended December 31, 2003, the six-month period ended December 31, 2002, or in the fiscal year ended June 30, 2001.

i.    Technology License Agreements

      Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired a technology license agreement for an initial payment of $1,000 in May 1994. Royalties are payable at a rate of 8% of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company. The royalties can be reduced under certain circumstances based on the terms of this agreement. The agreement is amortized using the straight-line method over 10 years, the term of the agreement. Amortization expense was $100, $50, $100, and $100, in the year ended December 31, 2003, the six months ended December 31, 2002 and the fiscal years ended June 30, 2002, and 2001, respectively.

j.    Translation of Foreign Currency

      The financial statements of the Company's foreign affiliates are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Exchange gains (losses) included in net income (loss) for the year ended
December 31, 2003, the six-month period ended December 31, 2002 and for the years ended June 30, 2002, and 2001 were $316, $445, $320, and $(155), respectively.

k.    Revenue Recognition

      Battery Sales - Revenues from the sale of batteries are recognized when products are shipped. A provision is made at that time for warranty costs expected to be incurred. Customers do not have a general right of return on products shipped.

      Technology Contracts - The Company recognizes revenue using the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, "Research and Development Arrangements". The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

l.    Warranty Reserves

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

m.    Shipping and Handling Costs

      Costs incurred by the Company related to shipping and handling are included in Cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

n.    Advertising Expenses

      Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $142, $72, $213, and $335 for calendar year ended December 31, 2003, the six-month period ended December 31, 2002 and for the years ended June 30, 2002 and 2001, respectively.

o.    Research and Development

      Research and development expenditures are charged to operations as incurred. The majority of research and development costs have included the development of new cylindrical cells and batteries for various military applications, utilizing technology developed through its work on pouch cell development. The Company is directing its rechargeable battery research and development efforts toward design optimization and customization to customer specifications. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services.

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

q.    Income Taxes

      The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company recorded no income tax benefit relating to the net operating loss generated during the six months ended December 31, 2002 and the fiscal years ended June 30, 2002, and 2001, as such income tax benefit was offset by an increase in the valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.

r.    Concentration of Credit Risk

      In 2003, the Company had one major customer, the U.S. Army / CECOM, which comprised approximately 51% of the Company's revenues. The Company believes that the loss of this customer would have a material adverse effect on the Company. The Company is not aware of any issues with this customer relationship.

      Currently, the Company does not experience significant seasonal trends in primary battery revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The smoke detector OEM market segment comprised approximately 8% of total primary revenues in 2003. Additionally, a lower demand from the U.S. and U.K. Governments could result in lower sales to military and government users.

      The Company generally does not distribute its products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. Army/CECOM have been substantial during 2003, the Company does not consider this customer to be a significant credit risk. The Company does not normally obtain collateral on trade accounts receivable.

s.    Fair Value of Financial Instruments

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2003, 2002 and June 30, 2002. Fair values have been determined through information obtained from market sources.

t.    Earnings Per Share

      The Company accounts for net earnings (loss) per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities, if any, calculated using the treasury stock method. For the year ended December 31, 2003, the dilutive effect of 1,995,486 outstanding stock options and warrants were included in the dilution computation. No dilution for common share equivalents was included in the six-month period ended December 31, 2002 or in the fiscal years ended June 30, 2002 and 2001 as the effects would have been anti-dilutive. For those periods, diluted earnings per share were the equivalent of basic earnings per share due to the net loss. There were 2,125,549, 2,562,640, and 2,278,800, outstanding stock options and warrants as of December 31, 2002 and June 30, 2002 and 2001 respectively, that were not included in EPS for those periods as the effect would be anti-dilutive. (See Note 7.)

      The computation of basic and diluted earnings per share is summarized as follows:

                                                                         Six Months
                                                        Year Ended            Ended        Year Ended        Year Ended
                                                      December 31,     December 31,          June 30,          June 30,
                                                              2003             2003              2002              2001
                                                      ------------------------------------------------------------------
Net Income / (Loss) (a)                                    $ 6,447         ($ 3,112)         ($26,136)         ($17,262)
Effect of Dilutive Securities:
     Stock Options / Warrants                                   44               --                --                --
     Convertible Note                                            9               --                --                --
                                                      ------------------------------------------------------------------
          Net Income - Adjusted (b)                        $ 6,500         ($ 3,112)         ($26,136)         ($17,262)
                                                      ==================================================================

Average Shares Outstanding - Basic (c)                      13,132           12,958            12,407            11,141
Effect of Dilutive Securities:
     Stock Options / Warrants                                  722               --                --                --
     Convertible Note                                           63               --                --                --
                                                      ------------------------------------------------------------------
          Average Shares Outstanding - Diluted (d)          13,917           12,958            12,407            11,141
                                                      ==================================================================

EPS - Basic (a/c)                                          $  0.49         ($  0.24)         ($  2.11)         ($  1.55)
EPS - Diluted (b/d)                                        $  0.46         ($  0.24)         ($  2.11)         ($  1.55)

u.    Stock-Based Compensation

      The Company has various stock-based employee compensation plans, which are described more fully in Note 7. The Company applies Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost is reflected in net income (loss). The effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123" (as discussed below in Recent Accounting Pronouncements), to stock-based employee compensation is as follows:

                                                            2003     Transition 2002     Fiscal 2002     Fiscal 2001
                                                            ----     ---------------     -----------     -----------
Net income (loss), as reported                           $ 6,447           ($3,112)        ($26,136)       ($17,262)
Add: Stock-based employee compensation expense
included in reported net income (loss), net of
related tax effects                                           --                 --               --             --
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                       (1,348)             (415)          (1,291)         (2,335)
                                                         -------           -------         --------        --------
Pro forma net income (loss)                              $ 5,099           ($3,527)        ($27,427)       ($19,597)

Earnings (loss) per share:
    Basic - as reported                                  $  0.49           ($ 0.24)        ($  2.11)       ($  1.55)
    Diluted - as reported                                $  0.46           ($ 0.24)        ($  2.11)       ($  1.55)
    Basic - pro forma                                    $  0.39           ($ 0.27)        ($  2.21)       ($  1.75)
    Diluted - pro forma                                  $  0.37           ($ 0.27)        ($  2.21)       ($  1.75)

v.    Segment Reporting

      The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has three operating segments. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

w.    Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN46"). The primary objectives of FIN46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R to defer the effective date of FIN46 and exclude certain entities from its scope. Adoption of FIN 46 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. The Company has no derivative instruments and adoption of the standard is not expected to have a material impact of the Company's consolidated financial position, results of operations or cash flows.

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

      In 2003, the Company adopted the provisions of EITF 00-21 "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 01-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated amoung the separate units of accounting. Adoption of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements". SAB 104's primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result or the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". Adoption of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

y.    Reclassifications

      Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. In 2003, the Company redefined its segment contribution in its segment reporting as gross margin. As a result, the Company reclassified research and development expenses for the periods prior to 2003 to corporate expense (see Note 11).

Note 2 - Impairment of Long-Lived Assets

      In June 2002, the Company reported a $14,318 impairment charge. This impairment charge related to a write-down of long-lived assets in the Company's rechargeable production operations, reflecting a change in the Company's strategy. Changes in external economic conditions culminated in June 2002, reflecting a slowdown in the mobile electronics marketplace and a realization that near-term business opportunities utilizing the high volume rechargeable production equipment had dissipated. These changes caused the Company to shift away from high volume polymer battery production to higher value, lower volume opportunities. The Company's redefined strategy eliminates the need for its high volume production line that had been built mainly to manufacture Nokia cell phone replacement batteries. The new strategy is a three-pronged approach. First, the Company will manufacture in-house for the higher value, lower volume polymer rechargeable opportunities. Second, the Company will utilize its affiliate in Taiwan, Ultralife Taiwan, Inc., as a source for both polymer and lithium ion cells. And third, the Company will look to other rechargeable cell manufacturers as sources for cells that the Company can then assemble into completed battery packs.

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

Note 3 - Supplemental Balance Sheet Information

      The composition of inventories was:

                                             December 31,     December 31,       June 30,
                                                     2003             2002           2002
                                             ------------     ------------        -------

Raw materials ...........................         $ 5,946          $ 3,259        $ 2,680
Work in process .........................           2,306            1,882          1,338
Finished products .......................           2,699            1,207          1,022
                                             --------------------------------------------
                                                   10,951            6,348          5,040
Less: Reserve for obsolescence ..........             742              535            407
                                             --------------------------------------------
                                                  $10,209          $ 5,813        $ 4,633
                                             ============================================

      The composition of property, plant and equipment was:

                                             December 31,     December 31,        June 30,
                                                     2003             2002           2002
                                             ------------     ------------        --------

Land ....................................         $   123          $   123        $   123
Buildings and Leasehold Improvements ....           1,845            1,619          1,619
Machinery and Equipment .................          33,207           28,772         26,308
Furniture and Fixtures ..................             358              319            312
Computer Hardware and Software ..........           1,554            1,405            915
Construction in Progress ................           1,748              291          2,531
                                             --------------------------------------------
                                                   38,835           32,529         31,808
Less:  Accumulated Depreciation .........          20,622           17,193         15,674
                                             --------------------------------------------
                                                  $18,213          $15,336        $16,134
                                             ============================================

      Depreciation expense was $3,033, $1,357, $4,293, and $3,556 for the year ended December 31, 2003, the six months ended December 31, 2002, and the fiscal years ended June 30, 2002 and 2001, respectively.

      Included in Buildings and Leasehold Improvements is a capital lease for the Company's Newark, New York facility. The carrying value for this facility is as follows:

                                  December 31,    December 31,      June 30,
                                          2003            2002          2002
                                          ----            ----          ----

             Acquisition Value            $553            $553          $553
                  Amortization             323             267           240
                                          ----            ----          ----
                Carrying Value            $230            $286          $313
                                          ====            ====          ====

Note 4 - Operating Leases

      The Company leases various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $1,232, $611, $801, and $500 for the year ended December 31, 2003, the six months ended December 31, 2002 and the years ended June 30, 2002, and 2001, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

                                                           2008
                                                            and
          2004         2005       2006       2007        beyond
          ----         ----       ----       ----        ------
        $1,203       $1,194       $925       $457        $1,435

      In March 2001, the Company entered into a $2,000 lease for certain new manufacturing equipment with a third party leasing agency. Under this arrangement, the Company had various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, the Company expanded its leasing arrangement with this third party leasing agency, increasing the amount of the lease line from $2,000 to $4,000. The increase in the line was used to fund capital expansion plans for manufacturing equipment that increased capacity within the Company's Primary business unit. At June 30, 2002, the lease line had been fully utilized. The Company's lease payment is $226 per quarter. In conjunction with this lease, the Company has a letter of credit of $3,800 outstanding at December 31, 2003.

Note 5 - Debt and Capital Leases

Convertible Note to Director

      In conjunction with the Company's private placement offering in April 2002, a note was issued to one of the Company's directors. The note converted into 200,000 shares of the Company's common stock upon the approval of shareholders at the Company's Annual Meeting in December 2002. All shares were issued at $3.00 per share.

Credit Facilities

      The Company has a $15,000 secured credit facility with it primary lending institution, which was initially established in June 2000. The financing agreement consists of a term loan component supported by fixed assets and a revolving credit facility component based on eligible net accounts receivable and eligible net inventory. At December 31, 2003, $1,267 was outstanding on the term loan. The Company pays $200 per quarter on the principal of the term loan plus interest, and there is no additional borrowing capacity on the term loan component above the current amount outstanding. The revolving credit component comprises the remainder of the total potential borrowing capacity. At December 31, 2003, the outstanding borrowings on the revolving credit facility were $6,557. The total amount available under the credit facility is reduced by outstanding letters of credit. At December 31, 2003, the Company had $3,800 outstanding on a letter of credit, supporting a $4,000 equipment lease. The Company's additional borrowing capacity under the revolver component of the credit facility as of December 31, 2003 was approximately $2,898.

      At December 31, 2003, the main financial covenant of the $15,000 credit facility required the Company to maintain a net worth of at least approximately $19,200. This covenant increases each January 1 by 50% of the Company's net income in the prior year. At January 1, 2004, the minimum net worth covenant was approximately $22,406. At December 31, 2003, the Company's net worth was $34,430, in compliance with this covenant.

      Loans under the $15,000 credit facility currently bear interest at prime-based rates. At December 31, 2003, the rate was 5.25%. The Company also pays a facility fee of 0.25% on the unused portion of the commitment. The loan is collateralized by substantially all of the Company's assets and the Company is precluded from paying dividends under the terms of the agreement. At December 31, 2003, the entire balance of outstanding borrowings under this credit facility was classified as a short-term liability on the Consolidated Balance Sheet. The Company plans to refinance this debt, or extend its current credit flexibility, before its current arrangement expires on June 30, 2004.

      On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company's wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $700. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. At December 31, 2003, the outstanding borrowings under this revolver were $454.

Convertible Note

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

Capital Leases

         The Company has one capital lease. The capital lease commitment is for the Newark, New York facility which provides for payments (including principal and interest) of $28 per year from December 2003 through 2007. Remaining interest payable on the lease is approximately $26. At the end of this lease term, the Company is required to purchase the facility for one dollar.

Payment Schedule

Principal payments under the current amount outstanding of the long-term debt and capital leases are as follows:

                                             Capital
                                  Credit      Lease-
                                 Facility    Building        Total

                       2004        $1,267         $18       $1,285
                       2005            --          20           20
                       2006            --          23           23
                       2007            --          25           25
        2008 and thereafter            --          --           --
                                   ------         ---       ------
                                    1,267          86        1,353
     Less:  Current portion         1,267          18        1,285
                                   ------         ---       ------
                  Long-term       $    --         $68       $   68
                                  =======         ===       ======

Letters of Credit

      The Company maintains a $50 letter of credit that supports its corporate credit card account. Also, in connection with the $4,000 operating lease line that the Company initiated in March 2001, the Company maintains a letter of credit, which expires in July 2007. At December 31, 2003, the amount of the letter of credit was $3,800. This letter of credit declines gradually at certain points over time as the obligation it is associated with diminishes.

Note 6 - Commitments and Contingencies

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

c.    Purchase Commitments

      As of December 31, 2003, the Company has made commitments to purchase approximately $1,146 of production machinery and equipment.

d.    Royalty Agreement

      Technology underlying certain products of the Company is based in part on non-exclusive transfer agreements. The Company made an original payment for such technology and is required to make royalty and other payments in the future that incorporate the licensed technology.

      In 2003, the Company entered into an agreement with Saft, to license certain tooling for battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2003 was $247. This agreement expires in the year 2017.

e.    Government Grants/Loans

      The Company has been able to obtain certain grants/loans from government agencies to assist with various funding needs.

      In March 1998, the Company received a $500 grant from the Empire State Development Corporation to fund certain equipment purchases. The grant was contingent upon the Company achieving and maintaining minimum employment levels for a period of five years. If annual levels of employment were not maintained, a portion of the grant might have become repayable. Through the first four years of the grant period, the Company met the requirements. The Company believes that it has also met the requirements in the fifth and final year, and it has recognized this portion of the grant into income. However, there is some uncertainty with the interpretation of the grant agreement, and it is possible that the Company may be required to repay $100 of the grant. The Company believes that the likelihood of a repayment is remote, and it is discussing its position with the Empire State Development Corporation accordingly. At December 31, 2003, there is no balance pertaining to this grant on the balance sheet.

         In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan will assist in funding current capital expansion plans that the Company expects will lead to job creation. The Company will be reimbursed for approved capital as it incurs the cost. In August 2002, the $750 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400 for costs it had incurred to date for equipment purchases applicable under this grant/loan. As of December 31, 2002, the total funds advanced to the Company were $633. The remaining $117 under this grant/loan was reimbursed to the Company during 2003 as it incurred additional expenses and submitted requests for reimbursement. The Company initially recorded the proceeds from this grant/loan as a long-term liability, and was to amortize these proceeds into income as the certainty of meeting the employment criteria became definitive. In the third quarter of 2003, the Company satisfied its obligation to meet certain employment levels, and the loan/grant was forgiven. As a result, the Company recorded a gain of $781
(including accrued interest) from the forgiveness of the loan/grant in the Statement of Operations in 2003.

      Also in November 2001, the Company received approval for a $300 grant/loan from New York State. The grant/loan will fund capital expansion plans that the Company expects will lead to job creation. In this case, the Company will be reimbursed after the full completion of the particular project. This grant/loan also required the Company to meet and maintain certain levels of employment. During 2002, since the Company did not meet the beginning employment threshold, it appeared unlikely at that time that the Company would be able to gain access to these funds. However, since the Company's employment levels increased significantly during 2003, the Company expects to be able to gain access to these funds during 2004.

      In September 2003, the Company signed a contract with the U.S. Department of the Army-Communications and Electronics Command (CECOM) whereby the Company will receive approximately $3,100 to purchase, on behalf of CECOM, manufacturing equipment to expand its BA-5390 lithium-manganese dioxide battery manufacturing capability. As of December 31, 2003, the Company received $2,132 related to this contract.

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

g.    Product Warranties

      The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during 2003 were as follows:

           Balance at December 31, 2002                                $236
           Accruals for warranties issued                                90
           Changes in accruals related to pre-existing warranties        --
           Settlements made                                             (48)
                                                                       -----
           Balance at December 31, 2003                                $278

h.    Legal Matters

      The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230. This cost, however, is merely an estimate and the cost may in fact be much higher. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in

December 2003 the remediation was completed. NYSDEC oversaw the remedial work and requested additional sampling which was completed in December of 2003, as well. The test results have been forwarded to NYSDEC and the Company is awaiting further comment. It is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

      A retail end-user of a product manufactured by one of Ultralife's customers (the "Customer"), has made a claim against the Customer wherein it is asserted that the Customer's product, which is powered by an Ultralife battery, does not operate according to the Customer's product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife will honor its warranty by replacing any batteries that may be determined to be defective. The Company has learned that the end-user and the Customer have settled the matter. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife's product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company's financial position and results of operations.

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

Note 7 - Shareholders' Equity

a.    Preferred Stock

      The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2003, no preferred shares were issued or outstanding.

b.    Common Stock

      The Company has authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.

      In July 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share.

      In April 2002, the Company issued 801,333 shares of its common stock at $3.00 per share in a private placement. In conjunction with this offering, another 200,000 shares were issued in December 2002 to one of the Company's directors, upon conversion of a convertible debenture (see Note 5).

      In March 2003, the Company issued 125,000 shares of its common stock at $4.00 per share to complete a short term financing to help it meet certain working capital needs as the Company was growing rapidly .

      On October 7, 2003, the Company completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2,500. The net proceeds of the private placement, $2,350, were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which the Company has an approximate 9.2% ownership interest. This transaction was done in order to provide some short term financing to UTI while they work to complete an additional equity infusion into UTI to support their growth plans. The transaction was recorded as a short-term note receivable maturing on March 1, 2004 with interest accruing at 3% per annum. Pursuant to the private placement agreement, the Company filed an S-3 Registration Statement with the SEC to register the shares issued in the private placement for unrestricted trading. The Company accounts for its investment in UTI using the cost method. The carrying value of the Company's 9.2% ownership interest in UTI reflected on the Company's Consolidated Balance Sheet as of December 31, 2003 was $1,550. The Company does not guarantee the obligations of UTI and is not required to provide any additional funding (See Note 13).

c.    Treasury Stock

      At December 31, 2003 and 2002, the Company had 727,250 shares of treasury stock outstanding, valued at $2,378. At June 30, 2002, the Company had 27,250 shares outstanding, valued at $303.

d.    Stock Options

      The Company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for its stock-based compensation plans has been recognized in the Company's Consolidated Statements of Operations. The Company has adopted the disclosure-only provision of SFAS No. 148, "Accounting for Stock-Based Compensation".

      For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended December 31, 2003, the six-month period ended December 31, 2002 and in the fiscal years 2002, and 2001:

                                                                             Transition        Fiscal        Fiscal
                                                                      2003      2002            2002          2001
      -------------------------------------------------------------------------------------------------------------
      Risk-free interest rate                                         2.3%         2.2%          3.6%          4.8%
      Volatility factor                                              75.9%        75.9%         75.8%         75.8%
      Dividends                                                         0%           0%            0%            0%
      Weighted average expected life (years)                             4            4             4             4
      Weighted average fair value of options granted                 $3.38        $1.72         $2.13         $3.56

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

      The shareholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options ("ISOs") or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth year. The NQSOs vest immediately and expire on the sixth year. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of December 31, 2003, there were 589,700 stock options outstanding under this plan.

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

      Effective December 2000, the Company established the 2000 stock option plan which is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000, to a total of 1,000,000. Options granted under the 2000 plan are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest at twenty percent per year for five years and expire on the sixth year. Certain ISOs granted to officers vest over three years and expire in the seventh year. All NQSOs issued to employees and non employee directors vest immediately and expire in either the sixth or seventh year. NQSOs issued to non-employees vest immediately and expire within three years. As of December 31, 2003, there were 818,879 stock options outstanding under this plan.

      The following  table  summarizes  data for the stock options issued by the
Company:

                                     2003              Transition 2002            Fiscal 2002             Fiscal 2001
                                     ----              ---------------            -----------             -----------
                                        Weighted                 Weighted                Weighted                 Weighted
                                         Average                 Average                  Average                 Average
                                        Exercise                 Exercise                Exercise                 Exercise
                              Number      Price       Number      Price        Number      Price      Number       Price
                            of Shares   Per Share   of Shares   Per Share    Of Shares   Per Share   of Shares   Per Share
                            ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------

Shares under option at
   beginning of year......  2,016,549      $ 6.05   2,441,140       $6.90    2,266,300       $7.95   2,189,880      $ 8.68
Options granted...........    451,700        6.13     110,549        3.01      461,000        3.78     341,600        7.06
Options exercised.........   (376,170)       6.34          --          --           --          --     (77,900)       7.77
Options canceled..........   (183,500)      10.46    (535,140)       9.27     (286,160)       9.92    (187,280)      14.28
                           -----------------------------------------------------------------------------------------------

Shares under option at
   end of year              1,908,579       $5.57   2,016,549       $6.05    2,441,140       $6.90   2,266,300       $7.95
                           -----------------------------------------------------------------------------------------------

Options exercisable at
   end of year                981,427       $6.13   1,118,269       $6.74   1,289,200        $8.13     675,480      $10.09

      The following table represents additional information about stock options outstanding at December 31, 2003:

                              Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------------------------------------------
                                          Weighted-
                          Number           Average                               Number
                       Outstanding        Remaining         Weighted-         Exercisable          Weighted-
    Range of         at December 31,     Contractual         Average        at December 31,         Average
 Exercise Prices          2003              Life         Exercise Price           2003          Exercise Price
--------------------------------------------------------------------------------------------------------------
  $2.61 - $3.39              321,025            4.41              $3.22              93,525              $3.01
  $3.40 - $5.88            1,027,894            3.02              $4.78             546,596              $4.98
  $5.90 - $8.25              403,160            2.28              $7.14             230.700              $7.29
   $8.87-$11.75               90,500            3.41             $10.24              54,602             $10.63
$12.38 - $14.38               66,000            4.71             $13.37              56,004             $13,37
--------------------------------------------------------------------------------------------------------------
 $2.61 - $14.38            1,908,579            3.18              $5.57             981,427              $6.13

e.    Warrants

      In July 2001, the Company issued warrants to purchase 109,000 shares of its common stock to H.C. Wainwright & Co., Inc. and other affiliated individuals that participated as investment bankers in the $6,800 private placement of 1,090,000 shares of common stock that was completed at that time. There were 86,907 warrants outstanding at December 31, 2003 with an exercise price of $6.25 per share and a term of five years.

f.    Reserved Shares

      The Company has reserved 2,051,637 and 2,612,900 shares of common stock under the various stock option plans and warrants as of December 31, 2003 and 2002, respectively, and 2,685,950 and 2,588,200 as of June 30, 2002 and 2001,
respectively.

Note 8 - Income Taxes

      Foreign and domestic loss carryforwards totaling approximately $76,829 are available to reduce future taxable income. Foreign loss carryforwards of approximately $14,474 can be carried forward indefinitely. The domestic net operating loss carryforward of $62,355 expires through 2022.

         The Company has determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003. As such, the net operating loss carryforward will be subject to an annual limitation. This limitation did not have an impact on income taxes determined for 2003.

      Due to the consistent losses reported in prior years and uncertainty as to the Company's ability to utilize the benefits of these tax losses in future periods, the Company has not reported a deferred tax asset on its Consolidated Balance Sheet. The Company will reevaluate the appropriateness of recording a deferred tax asset during 2004. If during 2004, the Company determines that it is appropriate to record a deferred tax asset, this would result in recognition of an income tax benefit on the Consolidated Statement of Operations.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company increased its valuation allowance by approximately $1,591, $253, $9,856, and $3,143 for the twelve months ended December 31, 2003, the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001, respectively, to offset the deferred tax assets based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals.

      Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                 December 31,       December 31,          June 30,
                                                         2003               2002              2002
                                                         ----               ----              ----
Deferred tax liabilities:
     Investments                                      $   200            $   202           $   348
     Property, plant and equipment                      2,999              3,124             2,766
                                                      -------            -------           -------
Total deferred tax liabilities                          3,199              3,326             3,114

Deferred tax assets:
     Impairment of long-lived assets                    5,248              4,868             4,868
     Net operating loss carryforward                   26,234             26,297            25,678
     Other                                              1,519                372               526
                                                      -------            -------           -------

Total deferred tax assets                              33,001             31,537            31,072
Valuation allowance for deferred tax assets           (29,802)           (28,211)          (27,958)
                                                      -------            -------           -------

Net deferred tax assets                                 3,199              3,326             3,114
                                                      -------            -------           -------

Net deferred tax assets/liabilities                   $    --            $    --           $    --
                                                      =======            =======           =======

      The provision for income taxes consists of:

             December 31,   December 31,      June 30,     June 30,
                     2003           2002          2002         2001
             ------------   ------------      --------     --------
Current:
   Federal           $106           $ --          $ --         $ --
   State               --             --            --           --
   Foreign             --             --            --           --
                     ----           ----          ----         ----
                     $106           $ --          $ --         $ --

Deferred:
   Federal           $ --           $ --          $ --         $ --
   State               --             --            --           --
  Foreign              --             --            --           --
                     ----           ----          ----         ----
                     $ --           $ --          $ --         $ --
                     ----           ----          ----         ----
Total:               $106           $ --          $ --         $ --
                     ====           ====          ====         ====

      For financial reporting purposes, income (loss) before income taxes is as follows:

                           December 31,                 June 30,
                           ------------                 --------
                         2003       2002            2002        2001
                         ----       ----            ----        ----

United States          $8,530    ($2,168)       ($23,848)   ($13,999)
Foreign                (1,977)      (944)         (2,288)     (3,263)
                       -------      -----         -------     -------

Total                  $6,553    ($3,112)       ($26,136)   ($17,262)
                       =======   ========       =========   =========

      There are no undistributed earnings of Ultralife UK, the Company's foreign subsidiary, at December 31, 2003.

      The Company's provision for income taxes is lower than would be expected if the statutory rate was applied to pretax income because the Company was able to utilize net operating losses in 2003 on which the Company had recorded a full valuation allowance. The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

                                             December 31,      December 31,       June 30,       June 30,
                                                     2003              2002           2002           2001
                                             ------------      ------------       --------       --------
Amount Computed using the
        Statuatory Rate                             34.0%            (34.0%)        (34.0%)        (34.0%)

Increase (reduction) in taxes
        resulting from:

        State tax, net of federal benefit            2.6               0.0            0.0            0.0
        Valuation Allowance/
                  deferred impact                  (35.0)             34.0           34.0           34.0
                                                   -----              ----           ----           ----

Provision for Income Taxes                           1.6%              0.0%           0.0%           0.0%
                                                   =====              ====           ====           ====

Note 9- 401(k) Plan

      The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees' contributions. Effective January 1, 2001, the Board of Directors approved Company matching of employee contributions up to a maximum of 4% of the employee's income. Prior to this, the maximum matching contribution for participants was 3%. In January 2002, the employer match was suspended in an effort to conserve cash. For 2003, the six-month period ended December 31, 2002 and for the years ended June 30, 2002, and 2001 the Company contributed $0, $0, $162, and $234, respectively.

Note 10 - Related Party Transactions

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

      In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 9.2%. See Note 12 for additional information.

Note 11 - Business Segment Information

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company reports its results in three operating segments: Primary Batteries, Rechargeable Batteries, and Technology Contracts . The Primary Batteries segment includes 9-volt batteries, cylindrical batteries and various non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company's lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. Corporate consists of all other items that do not specifically relate to the three segments and are not considered in the performance of the segments. In 2003, research and development costs were reclassified to Corporate expenses as the Company redefined its segment contribution as gross margin.

2003
----

                                              Primary      Rechargeable      Technology
                                             Batteries       Batteries        Contracts        Corporate          Total
                                             --------------------------------------------------------------------------
Revenues                                       $77,070          $ 1,528            $852         $     --        $79,450
Segment contribution                            17,899           (1,221)            418          (11,115)         5,981
Interest expense, net                                                                               (520)          (520)
Other income (expense), net                                                                        1,092          1,092
Income taxes                                                                                        (106)          (106)
                                                                                                                -------
Net income                                                                                                        6,447

Long-lived assets                               13,011            2,178              --            6,157         19,796
Total assets                                    40,494            3,485              23            8,350         52,352
Capital expenditures                             4,860               15              --              685          5,560
Depreciation and amortization expense            1,450              676              --            1,007          3,133

Transition 2002
---------------

                                              Primary      Rechargeable      Technology
                                             Batteries       Batteries        Contracts        Corporate          Total
                                             --------------------------------------------------------------------------
Revenues                                       $15,232           $  274             $93          $    --        $15,599
Segment contribution                             1,552             (729)             69           (4,547)        (3,655)
Interest expense, net                                                                               (151)          (151)
Other income (expense), net                                                                          694            694
Income taxes                                                                                          --             --
                                                                                                                -------
Net loss                                                                                                         (3,112)

Long-lived assets                               10,609            2,840              --            3,570         17,019
Total assets                                    21,914            3,455              93            5,912         31,374
Capital expenditures                               253               --              --               88            341
Depreciation and amortization expense              843              359              --              205          1,407

Fiscal 2002

                                              Primary      Rechargeable      Technology
                                             Batteries       Batteries        Contracts        Corporate          Total
                                             --------------------------------------------------------------------------
Revenues                                       $31,334          $   445            $736         $     --       $ 32,515
Segment contribution                             4,921          (17,966)             73          (12,239)       (25,211)
Interest expense, net                                                                               (291)          (291)
Other income (expense), net                                                                         (634)          (634)
Income taxes                                                                                          --             --
                                                                                                               --------
Net loss                                                                                                        (26,136)

Long-lived assets                               11,761            3,198              --            5,616         20,575
Total assets                                    21,351            4,256              33            8,681         34,321
Capital expenditures                               333               --             113            2,330          1,884
Depreciation and amortization expense            1,425            2,312              --              656          4,393

Fiscal 2001

                                              Primary      Rechargeable      Technology
                                             Batteries       Batteries        Contracts        Corporate          Total
                                             --------------------------------------------------------------------------
Revenues                                       $22,105          $   370          $1,688         $     --       $ 24,163
Segment contribution                             1,011           (4,695)            151          (11,433)       (14,966)
Interest income, net                                                                                 166            166
Other income (expense), net                                                                       (2,462)        (2,462)
Income taxes                                                                                          --             --
                                                                                                               --------
Net loss                                                                                                        (17,262)

Long-lived assets                               11,628           19,490             280            1,882         33,280
Total assets                                    18,609           21,166             303            7,125         47,203
Capital expenditures                             2,241            1,382              --              744          4,367
Depreciation and amortization expense            1,159            2,153               1              343          3,656

Geographical Information

                                           Revenues                                       Long-Lived Assets
                                   Transition     Fiscal     Fiscal                   Transition     Fiscal     Fiscal
                            2003         2002       2002       2001            2003         2002       2002       2001
                         ------------------------------------------         ------------------------------------------
United States            $65,328      $10,602    $21,208    $15,715         $15,427      $13,030    $16,605    $29,139
United Kingdom             7,500        2,352      3,853      1,797           4,369        3,989      3,970      4,141
Hong Kong                  1,489          437      3,330      3,347              --           --         --         --
Europe,
excluding United
Kingdom                    3,396        1,309      2,518      1,572              --           --         --         --
Other                      1,737          899      1,606      1,732              --           --         --         --
Total                    $79,450      $15,599    $32,515    $24,163         $19,796      $17,019    $20,575    $33,280
                         ------------------------------------------         ------------------------------------------

Note 12 - Investment in Affiliate

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

      Due to subsequent sales of UTI common stock to third parties to raise additional capital, the Company's equity interest was reduced to approximately 30% as of September 30, 2002. As a result of these "change in interest" transactions, the Company's share of UTI's underlying net assets actually increased, creating gains on the transactions that were recorded as adjustments in additional paid in capital on the balance sheet. These increases in additional paid in capital amounted to $1,573 in Transition 2002 and $5,212 in Fiscal 2002. (The Company was precluded from recognizing gains from these "change in interest" transactions in its Consolidated Statement of Operations because UTI was a development stage company.)

      Until October 2002, the Company accounted for its investment in UTI using the equity method of accounting. The Company recorded equity losses in UTI in the Company's Consolidated Statement of Operations of $1,273 in Transition 2002 and $954, and $2,338, in Fiscal 2002, and 2001.

      In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. In exchange, the Company received total consideration of $2,393 in cash and the return of 700,000 shares of Ultralife common stock. As a result of this transaction, the Company reported a gain of $1,459 from the sale of its UTI stock. Since the Company's investment in UTI has fallen below 20% and the Company does not have any significant influence over the ongoing operations of UTI, the Company now accounts for this investment using the cost method. The carrying value of the investment on the Company's balance sheet as of December 31, 2003 and 2002 was $1,550.

      In October 2003, the Company completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2,500. The net proceeds of the private placement, $2,350, were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which the Company has an approximate 9.2% ownership interest. This transaction was done in order to provide short term financing to UTI while they work to complete an additional equity infusion into UTI to support their growth plans. The transaction was recorded as a short-term note receivable maturing on March 1, 2004 with interest accruing at 3% per annum. At March 1, 2004, the note remains unpaid and the Company is negotiating the possible extension of the maturity date while UTI continues its efforts to raise additional equity capital. Pursuant to the agreement, the Company filed an S-3 Registration Statement with the SEC to register these shares for unrestricted trading. The Company accounts for its investment in UTI using the cost method. The carrying value of the Company's 9.2% ownership interest in UTI reflected on the Company's Consolidated Balance Sheet as of December 31, 2003 was $1,550. The Company does not guarantee the obligations of UTI and is not required to provide any additional funding.

      Summarized financial statement information for the unconsolidated venture for the periods during which the Company accounted for its investment in UTI under the equity method of accounting is as follows:

         Condensed Statements of Operations           Year Ended June 30,
                                                      2002          2001
                                                    ------------------------
         Net revenue                                $   101         $    --
         Cost of Sales                               (1,573)             --
         Operating loss                              (8,360)         (7,540)
         Net loss                                    (8,784)         (6,637)

         Condensed Balance Sheets                   June 30,
                                                      2002
                                                    --------
         Current assets                             $ 5,902
         Non-current assets                          60,271
                                                    -------
                                                    $66,173
         Current liabilities                        $12,372
         Non-current liabilities                     16,260
         Shareholders' equity                        37,541
                                                    -------
                                                    $66,173
                                                    =======

Note 13 - Subsequent Events

      On March 1, 2004, the short-term note with UTI was due to mature. On that date, the note remains unpaid and the Company is negotiating the possible extension of the maturity date, while UTI continues its efforts to raise additional equity capital. If it is successful in raising additional funds, the Company currently expects to convert this note receivable into shares of UTI common stock.

      On February 2, 2004, the Company announced that it was awarded a production contract for its BA-5390/U battery valued at approximately $12,000 by the U.S. Army Communications Electronics Command (CECOM). Battery shipments are expected to begin in the second quarter and be completed during the third quarter of 2004.

      On February 24, 2004, the Company announced that it received a development contract from General Dynamics valued at approximately $2,700. The contract is for lithium primary (non-rechargeable) and lithium ion rechargeable batteries, as well as vehicle and soldier-based chargers for the Land Warrior-Stryker Interoperable (LW-SI) program. The development work has begun and initial deliveries are expected to commence in January 2005.

Note 14 - Selected Quarterly Information (unaudited)

      The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) and net income (loss) per share, basic and diluted, for each quarter during the past two and a half years:

                                                              Quarter ended
                                          ---------------------------------------------------
     2003                                 March 29,      June 28,       Sept 27,       Dec 31,          Full
                                               2003          2003           2003          2003          Year
                                          ---------      --------       --------       -------          ----
     Revenues                               $15,428       $20,110        $19,874       $24,038       $79,450
     Gross margin                             3,159         4,731          3,893         5,313        17,096
     Net Income                                 311         2,149          1,777         2,210         6,447
     Net Income per share-basic                0.02          0.17           0.13          0.16          0.49
     Net Income per share- diluted             0.02          0.16           0.12          0.15          0.46

                                             Quarter ended
                                          -----------------------
     Transition  2002                     Sept. 28,      Dec. 31,                                Transition
                                               2002          2002                                   Year
                                          ---------      --------                                ----------
     Revenues                               $ 6,847        $8,752                                    $15,599
     Gross margin                               129           763                                        892
     Net loss                                (2,737)         (375)                                    (3,112)
     Net loss per share, basic and
     diluted                                  (0.21)        (0.03)                                     (0.24)

                                                              Quarter ended
                                          ---------------------------------------------------
     Fiscal 2002                          Sept. 30,      Dec. 31,      March 31,      June 30,          Full
                                               2001          2001           2002          2002          Year
                                          ---------      --------      ---------      --------          ----
     Revenues                               $ 7,616       $ 7,459        $ 8,862      $  8,578      $ 32,515
     Gross margin                              (448)         (212)           922         1,085         1,347
     Net loss                                (3,006)       (3,831)        (2,793)      (16,506)      (26,136)
     Net loss per share, basic and
     diluted                                  (0.25)        (0.31)         (0.23)        (1.28)        (2.11)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation Of Disclosure Controls And Procedures - The Company's president and chief executive officer (principal executive officer) and its vice president- finance and chief financial officer (principal financial officer) have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, the president and chief executive officer and vice president - finance and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of such date.

      Changes In Internal Controls Over Financial Reporting - There has been no change in the internal controls over financial reporting that occurred during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

                                    PART III

      The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement ("Proxy Statement") to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's 2004 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The section entitled "Directors and Executive Officers of the Registrant" in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The section entitled "Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

      1.    Financial Statements

                  The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this Report.

      2.    Financial Statement Schedules

                 Schedule II - Valuation and Qualifying Accounts  See Item 15(d)

(b)   Reports on Form 8-K

      On October 7, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it had completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2.5 million.

      On October 15, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing it had received an order valued at approximately $4.2 million from the U.S. Army Communications and Electronics Command (CECOM) for its BA-5372/U military batteries.*

      On November 6, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing its third quarter financial results.

      On November 13, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it had received an order valued at approximately $1.4 million from the U.S. Army Communications and Electronics Command (CECOM) for its BA-5372/U military batteries.*

      On November 13, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it would be presenting at the Western New York Investors Conference in Buffalo on November 20.*

      On November 20, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it would be presenting at the Friedman Billings Ramsey 10th Annual Investor Conference on December 2, 2003.*

      On December 10, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it had been awarded a production contract for its BA-5390/U battery valued at approximately $13 million, by the U.S. Army Communications Electronics Command (CECOM).*

      On December 17, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing the election of Anthony J. Cavanna to its board of directors.*

      *This   information  was  furnished  but  not  filed  in  accordance  with
Regulation FD.

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

      10.3          1992 Stock Option Plan, as amended           Exhibit 10.7 of the 1992 Registration
                                                                 Statement

      10.4          Stock Option Agreement under the             Exhibit 10.10 of Form 10-Q for the fiscal
                    Company's 1992 Stock Option Plan for         quarter ended December 31, 1993, File No.
                    incentive stock options                      0-20852 (the "1993 10-Q"); (this Exhibit
                                                                 may be found in SEC File No. 0-20852)

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

      10.23         Employment Agreement between the             Exhibit 10.46 of the 2002 10-K
                    Registrant and Joseph N. Barrella

      10.24         Employment Agreement between the             Exhibit 10.47 of the 2002 10-K
                    Registrant and William A. Schmitz

      10.25         Stock Purchase Agreement with                Exhibit 10.1 of the Form 10-Q for the
                    Ultralife Taiwan, Inc.                       fiscal quarter ended September 28, 2002

      10.26         Subordinated Promissory Note with            Exhibit 10.26 of the Company's Report on
                    Hitschler, Kimelman Holdings, LLC            Form 10-K for  six months ended December
                                                                 31, 2002 (the "Transition 2002 10-K")

      10.27         Loan Agreement with Hitschler,               Exhibit 10.27 of the Transition 2002 10-K
                    Kimelman Holdings, LLC

      10.28         Warrant Issued to Hitschler, Kimelman        Exhibit 10.28 of the Transition 2002 10-K
                    Holdings, LLC to Purchase Shares of
                    Common Stock

      10.29         Fifth Amendment to Financing                 Exhibit 10.29 of the Transition 2002 10-K
                    Agreements with Congress Financial
                    Corporation

      10.30         Financing Agreement between Ultralife        Exhibit 10 of the Form 10-Q for the quarter
                    Batteries (UK) Ltd. and EuroFinance          ended June 28, 2003

      10.31         Form of Stock Purchase Agreement dated       Exhibit 10.1 of the Form 10-Q for the
                    October 7, 2003 (Three separate but          quarter ended September 27, 2003 (the
                    identical (other than subscription           "September 2003 10-Q")
                    amount) stock purchase agreements for
                    Corsair Capital Partners, LP, Corsair
                    Long Short International Ltd., and
                    Neptune Partners, LP for an aggregate
                    200,000 shares for an aggregate
                    purchase price of $2,500,000).

      10.32         Form of Registration Rights Agreement        Exhibit 10.2 of the September 2003 10-Q
                    dated October 7, 2003 (Three separate
                    but identical (other than subscription
                    amount) stock purchase agreements for
                    Corsair Capital Partners, LP, Corsair
                    Long Short International Ltd., and
                    Neptune Partners, LP for an aggregate
                    200,000 shares for an aggregate
                    purchase price of $2,500,000).

      10.33         Loan and Stock Subscription Agreement        Exhibit 10.3 of the September 2003 10-Q
                    with Ultralife Taiwan, Inc.

      21            Subsidiaries                                 Filed herewith

      23.1          Consent of PricewaterhouseCoopers LLP        Filed herewith

      31.1          CEO 302 Certifications                       Filed herewith

      31.2          CFO 302 Certifications                       Filed herewith

      32            906 Certifications                           Filed herewith

(d)   Financial Statement Schedules.

      The following financial statement schedules of the Registrant are filed herewith:

      Schedule II - Valuation and Qualifying Accounts

                                                                   Additions
                                                                          Charged
                                                              Charged       to
                                             December 31,        to        Other                      December 31,
                                                     2002     Expense     Accounts     Deductions             2003
                                             ------------     -------     --------     ----------     ------------
      Allowance for doubtful accounts             $   297      $   12         $ --           $141          $   168
      Inventory reserves                              535         388           --            181              742
      Warranty reserves                               236          90           --             48              278
      Deferred tax valuation allowance             28,211       1,591           --             --           29,802

                                                                   Additions
                                                                          Charged
                                                              Charged       to
                                                 June 30,        to        Other                      June 30,
                                                     2002     Expense     Accounts     Deductions         2003
                                                 --------     -------     --------     ----------     --------
      Allowance for doubtful accounts             $   272        $ 25         $ --           $ --      $   297
      Inventory reserves                              407         275           --            147          535
      Warranty reserves                               221          25           --             10          236
      Deferred tax valuation allowance             27,958         253           --             --       28,211

                                                                   Additions
                                                                          Charged
                                                              Charged       to
                                                 June 30,        to        Other                      June 30,
                                                     2001     Expense     Accounts     Deductions         2002
                                                 --------     -------     --------     ----------     --------
      Allowance for doubtful accounts             $   262      $   30          $17         $   37      $   272
      Inventory reserves                              411       1,038           --          1,042          407
      Warranty reserves                               253         222           --            254          221
      Deferred tax valuation allowance             18,102       9,856           --             --       27,958

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ULTRALIFE BATTERIES, INC.

Date: March 10, 2004        By: /s/ John D. Kavazanjian
                                ------------------------------------------------
                            John D. Kavazanjian
                            President and Chief Executive Officer
                            (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2004        /s/  John D. Kavazanjian
                            ----------------------------------------------------
                            John D. Kavazanjian
                            President, Chief Executive Officer and Director

Date: March 10, 2004        /s/ Robert W. Fishback
                            ----------------------------------------------------
                            Robert W. Fishback
                            Vice President - Finance and Chief Financial Officer
                            (Principal Financial Officer)

Date: March 10, 2004        /s/ Joseph C. Abeles
                            ----------------------------------------------------
                            Joseph C. Abeles (Director)

Date: March 10, 2004        /s/ Joseph N. Barrella
                            ----------------------------------------------------
                            Joseph N. Barrella (Director)

Date: March 10, 2004        /s/ Patricia C. Barron
                            ----------------------------------------------------
                            Patricia C. Barron (Director)

Date: March 10, 2004        /s/ Anthony J. Cavanna
                            ----------------------------------------------------
                            Anthony J. Cavanna (Director)

Date: March 10, 2004        /s/ Daniel W. Christman
                            ----------------------------------------------------
                            Daniel W. Christman (Director)

Date: March 10, 2004        /s/ Carl H. Rosner
                            ----------------------------------------------------
                            Carl H. Rosner (Director)

Date: March 10, 2004        /s/ Ranjit C. Singh
                            ----------------------------------------------------
                            Ranjit C. Singh (Director)