Form 10-Q
period 2004-03-27
ULTRALIFE BATTERIES INC
filed 2004-05-06
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2004

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X... No.....

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ...X... No ......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.10 par value - 14,039,657 shares of common stock outstanding, net of 727,250 treasury shares, as of March 27, 2004.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
            March 27, 2004 and December 31, 2003...............................3

          Condensed Consolidated Statements of Operations -
            Three months ended March 27, 2004 and March 29, 2003...............4

          Condensed Consolidated Statements of Cash Flows -
            Three months ended March 27, 2004 and March 29, 2003...............5

          Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................12

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk.................................................18

Item 4.   Controls and Procedures.............................................18

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................19

Item 6.   Exhibits and Reports on Form 8-K....................................20

          Signatures..........................................................21

          Exhibits............................................................22

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                       March 27,        December 31,
                                             ASSETS                                                      2004              2003
                                                                                                       ---------        ------------
Current assets:
   Cash and cash equivalents                                                                           $   1,136         $     830
   Restricted cash                                                                                            51                50
   Trade accounts receivable (less allowance for doubtful accounts
      of $176 at March 27, 2004 and $168 at December 31, 2003)                                            20,487            17,803
   UTI Note Receiveable                                                                                    2,350             2,350
   Inventories                                                                                            13,970            10,209
   Prepaid expenses and other current assets                                                               1,032             1,314
                                                                                                       ---------         ---------

       Total current assets                                                                               39,026            32,556
                                                                                                       ---------         ---------

Property, plant and equipment, net                                                                        17,976            18,213

Other assets:
  Investment in UTI                                                                                        1,550             1,550
  Technology license agreements (net of accumulated
      amortization of $1,443 at March 27, 2004 and $1,418 at December 31, 2003)                                8                33
                                                                                                       ---------         ---------
                                                                                                           1,558             1,583
                                                                                                       ---------         ---------

Total Assets                                                                                           $  58,560         $  52,352
                                                                                                       =========         =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt                                               $   5,940         $   8,295
   Accounts payable                                                                                        8,730             6,385
   Income taxes payable                                                                                        8               106
   Other current liabilities                                                                               3,320             3,068
                                                                                                       ---------         ---------
       Total current liabilities                                                                          17,998            17,854

Long-term liabilities:
   Debt and capital lease obligations                                                                         68                68

Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock, par value $0.10 per share, authorized 1,000,000 shares;
      none outstanding                                                                                        --                --
   Common stock, par value $0.10 per share, authorized 40,000,000 shares;
      issued - 14,766,907 at March 27, 2004 and 14,302,782 at December 31, 2003                            1,477             1,430
   Capital in excess of par value                                                                        123,338           120,626
   Accumulated other comprehensive loss                                                                     (653)             (723)
   Accumulated deficit                                                                                   (81,290)          (84,525)
                                                                                                       ---------         ---------
                                                                                                          42,872            36,808

   Less --Treasury stock, at cost -- 727,250 shares                                                        2,378             2,378
                                                                                                       ---------         ---------
        Total shareholders' equity                                                                        40,494            34,430
                                                                                                       ---------         ---------
Total Liabilities and Shareholders' Equity                                                             $  58,560         $  52,352
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                                                         Three Months Ended
                                                                                                 March 27,                 March 29,
                                                                                                   2004                      2003
                                                                                                 ---------                 ---------
Revenues                                                                                         $ 26,988                  $ 15,428
Cost of products sold                                                                              20,656                    12,269
                                                                                                 --------                  --------

Gross margin                                                                                        6,332                     3,159
                                                                                                 --------                  --------

Operating expenses:
  Research and development                                                                            503                       585
  Selling, general, and administrative                                                              2,471                     1,962
                                                                                                 --------                  --------
Total operating expenses                                                                            2,974                     2,547
                                                                                                 --------                  --------

Operating income                                                                                    3,358                       612

Other income (expense):
  Interest income                                                                                      20                         1
  Interest expense                                                                                   (125)                      (92)
  Miscellaneous                                                                                        61                      (210)
                                                                                                 --------                  --------
Income before income taxes                                                                          3,314                       311
                                                                                                 --------                  --------

Income taxes                                                                                           79                        --
                                                                                                 --------                  --------

Net income                                                                                       $  3,235                  $    311
                                                                                                 ========                  ========

Earnings per share - basic                                                                       $   0.23                  $   0.02
                                                                                                 ========                  ========
Earnings per share - diluted                                                                     $   0.22                  $   0.02
                                                                                                 ========                  ========

Weighted average shares outstanding - basic                                                        13,772                    12,852
                                                                                                 ========                  ========
Weighted average shares outstanding - diluted                                                      14,890                    12,938
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                           Three Months Ended
                                                                                                       March 27,           March 29,
                                                                                                          2004                2003
                                                                                                       ---------           ---------
OPERATING ACTIVITIES
Net income                                                                                              $ 3,235             $   311
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                                                                               864                 737
Gain on asset disposal                                                                                       (1)                 --
Foreign exchange (gain)/loss                                                                                (61)                194
Non-cash stock-based compensation                                                                            10                  26
Changes in operating assets and liabilities:
   Accounts receivable                                                                                   (2,684)             (3,496)
   Inventories                                                                                           (3,761)                 69
   Prepaid expenses and other current assets                                                                282                 117
   Income taxes payable                                                                                     (98)                 --
   Accounts payable and other current liabilities                                                         2,587               1,980
                                                                                                        -------             -------
Net cash provided by (used in) operating activities                                                         373                 (62)
                                                                                                        -------             -------

INVESTING ACTIVITIES
Purchase of property and equipment                                                                         (501)             (1,359)
Proceeds from asset disposal                                                                                  2                  --
Purchase of securities                                                                                       (1)                 --
                                                                                                        -------             -------
Net cash used in investing activities                                                                      (500)             (1,359)
                                                                                                        -------             -------

FINANCING ACTIVITIES
Change in revolving credit facilities                                                                    (2,155)                123
Proceeds from issuance of common stock                                                                    2,759                   2
Proceeds from issuance of debt                                                                               --                 500
Principal payments on long-term debt and capital lease obligations                                         (200)               (200)
Proceeds from grant                                                                                          --                 117
                                                                                                        -------             -------
Net cash provided by financing activities                                                                   404                 542
                                                                                                        -------             -------

Effect of exchange rate changes on cash                                                                      29                 (49)
                                                                                                        -------             -------

Increase/(Decrease) in cash and cash equivalents                                                            306                (928)

Cash and cash equivalents at beginning of period                                                            830               1,322
                                                                                                        -------             -------
Cash and cash equivalents at end of period                                                              $ 1,136             $   394
                                                                                                        =======             =======

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid                                                                                              $   184             $    --
                                                                                                        =======             =======
Interest paid                                                                                           $   116             $    68
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

                            ULTRALIFE BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar Amounts in Thousands - Except Share and Per Share Amounts)
                                   (unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company's Form 10-K for the twelve-month period ended December 31, 2003.

            The Company's monthly closing schedule is a weekly-based cycle as opposed to a calendar month-based cycle. While the actual dates for the quarter-ends will change slightly each year, the Company believes that there are not any material differences when making quarterly comparisons.

2. EARNINGS PER SHARE

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

            The computation of basic and diluted earnings per share is summarized as follows:

(In thousands, except per share data)                      Three Months Ended
                                                         ---------------------
                                                         March 27,   March 29,
                                                              2004        2003
                                                         ---------------------
Net Income (a)                                           $ 3,235       $   311
Effect of Dilutive Securities:
     Stock Options / Warrants                                 --            --
     Convertible Note                                         --             3
                                                         ---------------------
          Net Income - Adjusted (b)                      $ 3,235       $   314
                                                         =====================

Average Shares Outstanding - Basic (c)                    13,772        12,852
Effect of Dilutive Securities:
     Stock Options / Warrants                              1,118            23
     Convertible Note                                         --            63
                                                         ---------------------
          Average Shares Outstanding - Diluted (d)        14,890        12,938
                                                         =====================

EPS - Basic (a/c)                                        $  0.23       $  0.02
EPS - Diluted (b/d)                                      $  0.22       $  0.02

3. STOCK-BASED COMPENSATION

            The Company has various stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost is reflected in net income. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123", to stock-based employee compensation is as follows:

                                                          Three Months Ended
                                                      -------------------------
                                                      March 27,       March 29,
                                                           2004            2003
                                                      -------------------------

Net income, as reported                                  $3,235            $311

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects                                   --              --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects
                                                           (221)           (226)
                                                      -------------------------

Pro forma net income                                     $3,014            $ 85

Earnings per share:
    Basic - as reported                                   $0.23           $0.02
    Basic - pro forma                                     $0.22           $0.01
    Diluted - as reported                                 $0.22           $0.02
    Diluted - pro forma                                   $0.20           $0.01

            During the first three months of 2004, the Company issued 464,125 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $2,759 in cash proceeds as a result of these transactions.

4. COMPREHENSIVE INCOME

            The components of the Company's total comprehensive income were:

                                                           Three Months Ended
                                                        March 27,     March 29,
                                                             2004          2003
                                                        -----------------------

Net income                                                 $3,235          $311
Foreign currency translation adjustments                       70            59
                                                        -----------------------
Total comprehensive income                                 $3,305          $370
                                                        =======================

5. INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                              March 27, 2004  December 31, 2003
                                              ---------------------------------
Raw materials                                        $ 6,175            $ 5,946
Work in process                                        3,799              2,306
Finished goods                                         4,933              2,699
                                              ---------------------------------
                                                      14,907             10,951
Less: Reserve for obsolescence                           937                742
                                              ---------------------------------
                                                     $13,970            $10,209
                                              =================================

6. PROPERTY, PLANT AND EQUIPMENT

            Major classes of property, plant and equipment consisted of the following:

                                             March 27, 2004   December 31, 2003
                                             ----------------------------------
Land                                                   $123             $   123
Buildings and leasehold improvements                  2,376               1,845
Machinery and equipment                              33,814              33,207
Furniture and fixtures                                  367                 358
Computer hardware and software                        1,610               1,554
Construction in progress                              1,232               1,748
                                             ----------------------------------
                                                     39,522              38,835
Less:  Accumulated depreciation                      21,546              20,622
                                             ----------------------------------
                                                    $17,976             $18,213
                                             ==================================

7. DEBT

            As of March 27, 2004, the Company had $1,067 outstanding under the term loan component of its credit facility with its primary lending bank, and had $4,155 of borrowings outstanding under the revolver component of the credit facility. The Company's additional borrowing capacity under the revolver component of the credit facility as of March 27, 2004 was approximately $5,714, net of outstanding letters of credit of $3,600. At March 27, 2004, the Company's net worth was $40,494, compared to the debt covenant requiring a minimum net worth of approximately $22,406.

            As of March 27, 2004, the Company's wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $700 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. There was no additional borrowing capacity under this credit facility as of March 27, 2004.

8. INCOME TAXES

            The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse. The Company recorded an income tax expense of $79 for the three months ended March 27, 2004 relating to alternative minimum tax calculations.

            As of December 31, 2003, the Company had foreign and domestic net operating loss carryforwards totaling approximately $76,829 that are available to reduce future taxable income. The Company has determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003. As a result, the net operating loss carryforwards will be subject to an annual limitation, currently estimated to be in the range of approximately $14,000 to $18,000. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOLs that can be used by the Company.

9. COMMITMENTS AND CONTINGENCIES

            As of March 27, 2004, the Company had $51 in restricted cash in support of a corporate credit card account.

            As of March 27, 2004, the Company had open capital commitments to purchase approximately $1,710 of production machinery and equipment.

            The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves, included in other current liabilities on the Company's Consolidated Balance Sheet, are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during the first three months of 2004 were as follows:

               Balance at December 31, 2003                             $278
               Accruals for warranties issued                            184
               Settlements made                                          (73)
                                                                        ----
               Balance at March 27, 2004                                $389
                                                                        ====

            The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

            In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company submitted a work plan to NYSDEC in October 2003, which was approved shortly thereafter. The Company sought proposals from engineering firms to complete the remedial work outlined in the work plan. A firm was selected to perform the tasks associated with the remediation activities, which were completed in December 2003. The test results were then forwarded to NYSDEC for comment. NYSDEC responded to the Company in March 2004 requesting a report summarizing the data, findings, discussions and conclusions. The report has been submitted to NYSDEC who will review and make recommendations as to whether additional remediation is required. Because the Company believes that the source of the contamination has been removed, NYSDEC recommended that the Company conduct quarterly monitoring of the groundwater for one year. The Company believes that the final cost to remediate will not exceed the original estimate. The Company awaits final comments from the NYSDEC and will begin the additional sampling upon approval of the conclusions stated in the report. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

            A retail end-user of a product manufactured by one of Ultralife's customers (the "Customer") has made a claim against the Customer wherein it is asserted that the Customer's product, which is powered by an Ultralife battery, does not operate according to the Customer's product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. The claim between the end-user and the Customer has now been settled. Ultralife has renewed its commitment to the Customer to honor its warranty by replacing any batteries that may be determined to be defective. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife's product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company's financial position and results of operations.

10. BUSINESS SEGMENT INFORMATION

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

      Three Months Ended March 27, 2004
      ---------------------------------

                                                    Primary         Rechargeable        Technology
                                                    Batteries         Batteries          Contracts      Corporate            Total
                                                    -------------------------------------------------------------------------------
Revenues                                             $25,322            $1,374              $292         $     --           $26,988
Segment contribution                                   6,774              (485)               43           (2,974)            3,358
Interest expense, net                                                                                        (105)             (105)
Miscellaneous                                                                                                  61                61
Income taxes                                                                                                  (79)              (79)
                                                                                                                           --------
Net income                                                                                                                  $ 3,235
Total assets                                         $46,223            $3,632              $364           $8,341           $58,560

      Three Months Ended March 29, 2003
      ---------------------------------

                                                    Primary         Rechargeable        Technology
                                                    Batteries         Batteries          Contracts      Corporate            Total
                                                    -------------------------------------------------------------------------------
Revenues                                             $14,632            $  380              $416         $    --            $15,428
Segment contribution                                   3,165              (208)              202           (2,547)              612
Interest expense, net                                                                                         (91)              (91)
Miscellaneous                                                                                                (210)             (210)
Income taxes                                                                                                   --                --
                                                                                                                           --------
Net income                                                                                                                  $   311
Total assets                                         $26,102            $3,220              $207         $  4,763           $34,292

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In whole dollars)

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services (particularly from the U.S. Government for BA-5390 batteries), the successful commercialization of the Company's advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company's business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2003.

      The financial information in this Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in whole dollars.

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

Results of Operations (in whole dollars)

Three months ended March 27, 2004 and March 29, 2003

      Revenues. Consolidated revenues for the three-month period ended March 27, 2004 amounted to $26,988,000, an increase of $11,560,000, or 75%, from the
$15,428,000 reported in the same quarter in the prior year. Primary battery sales increased $10,690,000, or 73%, from $14,632,000 last year to $25,322,000 this year, as a result of strong shipments of HiRate(R) battery products, including sales of BA-5390 batteries used mainly in various military communications and weapons applications. This increase was offset in part by a decrease in 9-volt sales versus last year's strong performance that included the delivery on a sizeable order from the U.K. Ministry of Defence that did not recur in 2004. Rechargeable revenues rose $994,000 to $1,374,000, primarily due to higher shipments to military and commercial customers of the rechargeable version of the BA-5390 battery and various rechargeable battery packs. Technology Contract revenues were $292,000 in the first quarter of 2004, attributable to the initial work on the Company's $2,700,000 development contract with General Dynamics. Compared with the same period a year ago, this represents a decrease of $124,000 related to contracts with different customers in each period.

      Cost of Products Sold. Cost of products sold totaled $20,656,000 for the quarter ended March 27, 2004, an increase of $8,387,000, or 68% over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $6,332,000, or 23% of revenues, an improvement of $3,173,000 over the $3,159,000, or 20% of revenues, reported in the same quarter in the prior year. Gross margins in the Company's primary battery operations improved $3,609,000, from $3,165,000 in 2003 to $6,774,000 in 2004. As a percentage of revenues, primary battery margins amounted to 27% in the first quarter of 2004 compared with 22% in 2003. This percentage improvement resulted mainly from higher sales and production volumes that spread manufacturing overhead costs over a broader base, as well as improvements in manufacturing efficiencies. In the Company's rechargeable operations, the gross margin loss amounted to $485,000 in the first quarter of 2004, compared to a loss of $208,000 in 2003. The rechargeable margins in 2004 were negatively impacted by a $250,000 increase in reserves for obsolete inventory, while the margins in 2003 were favorably impacted by early termination fees associated with the closeout of a certain production contract. In addition, product mix somewhat impacted the rechargeable margins as well. Gross margins in the Technology Contract segment were $43,000 in the first quarter of 2004 compared to $202,000 in 2003, a decrease of $159,000 mainly due to the timing of different technology contracts.

      Operating Expenses. Operating expenses for the three months ended March 27, 2004 totaled $2,974,000, a $427,000 increase over the prior year's amount of $2,547,000. Research and development charges decreased $82,000 to $503,000 in 2004 due to the consolidation of all R&D efforts to the U.S. facility. Although the R&D line reflects a decline, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $509,000 to $2,471,000 due mainly to higher costs related to managing a growing business. Overall, operating expenses as a percentage of sales improved significantly, declining from 17% in the March 2003 quarter to 11% in the March 2004 quarter.

      Other Income (Expense). Interest expense, net, for the first quarter of 2004 was $105,000, an increase of $14,000 from the comparable period in 2003, mainly as a result of higher outstanding revolving loan balances to support working capital needs. Miscellaneous income / expense changed from an expense of $210,000 in 2003 to income of $61,000 in 2004 mostly due to changes in foreign currency, primarily related to the strengthening of the U.K. pound against the U.S. dollar in connection with the Company's intercompany loan with its U.K. subsidiary.

      Income Taxes. The Company recorded income tax expense of $79,000 for the three months ended March 27, 2004. While the Company has significant net operating loss carryforwards (NOLs) related to past years' cumulative losses, it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of taxable income.

      Net Income. Net income and diluted earnings per share were $3,235,000 and $0.22, respectively, for the three months ended March 27, 2004, compared to $311,000 and $0.02, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 12,852,000 in the first quarter of 2003 to 13,772,000 in 2004 mainly due to stock option exercises, as well as the conversion of a short-term note into 125,000 common shares in the second quarter of 2003 and a private equity placement of 200,000 common shares during the fourth quarter of 2003. The impact from "in the money" stock options and warrants resulted in an additional 1,118,000 and 86,000 shares for the average diluted shares outstanding computation in 2004 and 2003, respectively.

Liquidity and Capital Resources (in whole dollars)

      As of March 27, 2004, cash and cash equivalents totaled $1,136,000, excluding restricted cash of $51,000. During the three months ended March 27, 2004, the Company provided $373,000 of cash in operating activities as compared to using $62,000 for the three months ended March 29, 2003, mainly due to the increase in net income offset by an increase in inventory due to higher production volumes. In the three months ended March 27, 2004, the Company used $501,000 to purchase plant, property and equipment, a decrease of $858,000 from the prior year's capital expenditures. This decrease was mainly attributable to the timing of various projects. During the three month period ended March 27, 2004, the Company generated $404,000 in funds from financing activities. The financing activities included inflows from the issuance of stock, mainly as stock options were exercised during the period, and outflows resulting from a reduction in the Company's revolving loan balance. During the first three months of 2004, the Company issued 464,125 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $2,759,000 in cash proceeds as a result of these transactions.

      Inventory turnover for the first quarter of 2004 was 6.1 times, a decline from the 6.7 turns reflected during the full year of 2003, mainly due to the timing of production and shipments. The Company's Days Sales Outstanding (DSOs) was an average of 48 days for the first three months of 2004, improving slightly from 50 days reflected for the full 12-month period in 2003.

      At March 27, 2004, the Company had a capital lease obligation outstanding of $86,000 for the Company's Newark, New York offices and manufacturing facilities.

      As of March 27, 2004, the Company had open capital commitments to purchase approximately $1,710,000 of production machinery and equipment.

      As of March 27, 2004, the Company had $1,067,000 outstanding under the term loan component of its credit facility with its primary lending bank, and had $4,155,000 of borrowings outstanding under the revolver component of the credit facility. The Company's additional borrowing capacity under the revolver component of the credit facility as of March 27, 2004 was approximately $5,714,000, net of outstanding letters of credit of $3,600,000. At March 27, 2004, the Company's net worth was $40,494,000, compared to the debt covenant requiring a minimum net worth of approximately $22,406,000. The current credit facility is scheduled to expire on June 30, 2004. The Company is currently seeking and reviewing proposals from various lending institutions that would provide it with greater borrowing capacity, increased flexibility and lower borrowing costs. The Company plans to refinance this debt, or extend its current credit flexibility, before its current arrangement expires.

      As of March 27, 2004, the Company's wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $700,000 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. There was no additional borrowing capacity under this credit facility as of March 27, 2004.

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

      The Company typically offers warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. The Company also offers a 10-year warranty on its 9-volt batteries that are used in ionization-type smoke detector applications. The Company provides for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. While the Company believes that its current warranty reserves are adequate, there is no assurance that future warranty claims will be consistent with past history. In the event the Company's experiences a significant increase in warranty claims, there is no assurance that the Company's reserves are sufficient. This could have a material adverse effect on the Company's business, financial condition and results of operations.

Outlook (in whole dollars)

      The Company currently expects revenues in its second quarter of 2004 to reach approximately $28,000,000, as current order visibility and demand for military products remain strong and as overall capacity increases. In addition to the strong demand from the military, particularly for the BA-5390 battery, interest levels and order activity are high for other products, including rechargeable battery products and Thin Cell battery products. The outlook for the second half of the year, at this time, is that the military demand may level off somewhat. The results in each of the quarters can be subject to fluctuations as the timing of some customer orders is not often easy to predict. In particular, 9-volt revenues depend upon continued demand from the Company's customers, some of which depend upon retail sell-through. Similarly, revenues from sales of cylindrical products, primarily to military customers, depend upon a variety of factors, including the timing of the battery solicitation process within the military, the Company's ability to successfully win contract awards, successful qualification of the Company's products in the applicable military applications, the timing of shipments related to lot acceptance, and the timing of order releases against such contracts. Additionally, there is always a risk that Congressional appropriations might vary from what is needed or expected. Some of these factors are outside of the Company's direct control. Combined with the results for the first quarter that were ahead of the guidance that had been previously provided, revenues for the full year 2004 are now expected to reach at least $106,000,000 (up from the previous guidance of approximately $104,000,000), compared with $79,450,000 in 2003, an increase of approximately 33%. Over the next three to five years, with anticipated growth in various target markets, such as military, medical, automotive telematics, and search and rescue, the Company has targeted an annual growth rate in revenues of 20% - 30%, heading toward $200,000,000. While the Company's revenues are expected to be comprised of approximately 60% from military sales in 2004, this percentage is expected to decline over time as the Company generates sales from customers in commercial markets.

      As discussed in the Company's Form 10-K for the year ended December 31, 2003, Phase IV of the Next Gen II solicitation, referred to as the "Rectangular" phase, was issued in January 2004. This phase was split into two pieces, one of which included the BA-5390 battery that the Company is already manufacturing under exigent, or non-bid, contracts. The other piece consisted of the BA-5347 battery, for which the solicitation will result in a small business set-aside contract. Bids were submitted for these products in mid-March 2004. The Company cannot predict when final awards will be made or what the final outcome may be. The total amount for this phase of Next Gen II is expected to be in the range of up to approximately $200-$300 million over five years. In the meantime, the Company plans to continue to fulfill its current obligations related to exigent contracts, and to pursue other such contracts as the opportunity arises. The Company's current guidance incorporates ongoing BA-5390 contracts.

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

      Recently, the interest from potential customers for various types of new batteries has increased significantly. As a result, management has made a commitment to increase resources in the R&D area, mainly related to new product development. The Company plans to continue its recent successful efforts related to new cylindrical battery development for applications that initially have a military focus, but often have sizeable commercial applications as well. In addition, it is committing funds for the development of various Thin Cell and rechargeable products. In order to keep up with this increase in opportunities, R&D costs are now expected to increase in the range of 25% or more. While the R&D expense line is now expected to increase somewhat, it is also important to note that the Company also enhances its R&D efforts with technology contracts, the revenues and related costs for which are reported as a part of the Technology Contracts segment.

      While the Company continues to monitor its operating costs very tightly, it expects that SG&A costs will increase modestly over 2003 as it invests in additional sales and marketing efforts, and general administrative costs rise to support the growth of the business. Overall, the Company expects that total operating expenses (R&D and SG&A) will amount to approximately 12% of total revenues during 2004, compared with 14% in 2003. Within the next couple of years, the Company believes that its operating expenses will be in the range of 11%-12% of revenues, and it has set a target to reach 10% of revenues in the longer-term.

      As revenues are projected to increase in the second quarter of 2004 to approximately $28,000,000, the Company projects operating income will reach approximately $3,500,000 for the second three months of 2004. For the full year, as gross margins improve and the Company continues to control its operating expenses, operating income is now expected to amount to approximately $12,500,000 in 2004. Within the next couple of years, operating income as a percentage of revenues, is projected to be in the range of 15%, with a longer-term target of 20%, resulting from higher gross margins and lower operating expenses as a percentage of sales.

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

      In addition, in early 2004, the Company determined that a change in ownership, as defined under Internal Revenue Code Section 382, had occurred during fourth quarter of 2003, resulting in an annual limitation on the utilization of the net operating loss carryforwards. The Company currently estimates that the amount of such limitation will be in the range of approximately $14,000,000 to $18,000,000 annually. If the Company's U.S. taxable income were to exceed this annual limitation, it could result in a higher than anticipated current tax expense for any year in which this occurs.

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

      In October 2003, the Company advanced $2,350,000 to Ultralife Taiwan, Inc.
(UTI), in which the Company has an approximate 9.2% ownership interest. This transaction was done in order to provide short term financing to UTI while they work to complete an additional equity infusion into UTI to support its growth plans. This short-term note receivable was originally scheduled to mature on March 1, 2004 with interest accruing at 3% per annum. Effective March 1, 2004, the Company extended the maturity date of this note to June 30, 2004, allowing UTI to continue its efforts to raise additional equity capital. The Company will reconsider periodic extensions of this note receivable on a quarterly basis. If UTI is successful in raising additional funds, the Company may elect to convert this note into shares of UTI common stock. In addition to the note, the Company's ownership interest in UTI is reflected on the Company's March 27, 2004 consolidated balance sheet. The amount of this investment is $1,550,000, accounted for under the cost method of accounting. The Company does not guarantee the obligations of UTI and is not required to provide any additional funding. Because of their current uncertain financial condition, UTI may not be able to raise the necessary additional funds from other investors and the Company may not be able to recover or realize any gain on the note or the Company's investment. Such an occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      In general, the Company continually explores its financing alternatives, including utilizing its unleveraged assets as collateral for additional borrowing capacity, refinancing current debt or issuing new debt, leasing assets, and raising equity through private or public offerings. During 2003, the Company successfully managed its growth through various debt and equity financings. Although the Company is confident that it will be successful in continuing to arrange adequate financing to support its growth, there can be no assurance that the Company will be able to do so. Therefore, this could have a material adverse effect on the Company's business, financial position and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company submitted a work plan to NYSDEC in October 2003, which was approved shortly thereafter. The Company sought proposals from engineering firms to complete the remedial work outlined in the work plan. A firm was selected to perform the tasks associated with the remediation activities, which were completed in December 2003. The test results were then forwarded to NYSDEC for comment. NYSDEC responded to the Company in March 2004 requesting a report summarizing the data, findings, discussions and conclusions. The report has been submitted to NYSDEC who will review and make recommendations as to whether additional remediation is required. Because the Company believes that the source of the contamination has been removed, NYSDEC recommended that the Company conduct quarterly monitoring of the groundwater for one year. The Company believes that the final cost to remediate will not exceed the original estimate. The Company awaits final comments from the NYSDEC and will begin the additional sampling upon approval of the conclusions stated in the report. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1  Section 302 Certification - CEO

            31.2  Section 302 Certification - CFO

            32    Section 906 Certifications

      (b)   Reports on Form 8-K

      On January 5, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that it will be presenting at the 6th Annual Needham Growth Conference on January 8, 2004.

      On January 23, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it will report its fourth quarter 2003 results for the period ended December 31, 2003 before the market opens on Thursday, February 5, 2004.

      On January 29, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing it had received an order valued at over $1 million for its BA-5390 and UBI-2590 military batteries from one of its U.S. battery distributors.

      On February 2, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it was awarded a production contract for its BA-5390/U battery valued at approximately $12 million, by the U.S. Army Communications Electronics Command (CECOM).

      On February 3, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that it will be presenting at the SG Cowen 25th Annual Global Aerospace Technology Conference on February 10, 2004.

      On February 5, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission announcing its financial results for the quarter and year ended December 31, 2003.

      On February 11, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission indicating that it will be presenting on February 18, 2004 at The Roth Capital Partners 16th Annual Growth Stock Conference taking place at the St. Regis Monarch Beach Resort and Spa in Dana Point, California.

      On February 24, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission announcing that it had received a development contract from General Dynamics valued at approximately $2.7 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ULTRALIFE BATTERIES, INC.
                                                   (Registrant)

Date: May 3, 2004                         By: /s/ John D. Kavazanjian
                                              ----------------------------------
                                          John D. Kavazanjian
                                          President and Chief Executive Officer

Date: May 3, 2004                         By: /s/ Robert W. Fishback
                                              ----------------------------------
                                          Robert W. Fishback
                                          Vice President - Finance and
                                          Chief Financial Officer