Form 10-Q
period 2004-06-26
ULTRALIFE BATTERIES INC
filed 2004-08-02
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 2004

                                       or

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

      Common stock, $.10 par value - 14,198,825 shares of common stock outstanding, net of 727,250 treasury shares, as of June 26, 2004.

                            ULTRALIFE BATTERIES, INC.
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
PART I    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
              June 26, 2004 and December 31, 2003 ...........................  3

            Condensed Consolidated Statements of Operations -
              Three and Six months ended June 26, 2004
              and June 28, 2003 .............................................  4

            Condensed Consolidated Statements of Cash Flows -
              Three and Six months ended June 26, 2004
              and June 28, 2003 .............................................  5

            Notes to Consolidated Financial Statements ......................  6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations ................. 14

Item 3.     Quantitative and Qualitative Disclosures
               About Market Risk. ........................................... 22

Item 4.     Controls and Procedures ......................................... 22

PART II   OTHER INFORMATION

Item 1.     Legal Proceedings ............................................... 23

Item 4.     Submission of Matters to a Vote of Security Holders ............. 24

Item 6.     Exhibits and Reports on Form 8-K ................................ 24

            Signatures ...................................................... 26

            Index to Exhibits ............................................... 27

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ULTRALIFE BATTERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                       June 26,     December 31,
              ASSETS                                    2004            2003
                                                      ---------     ------------
Current assets:
  Cash and cash equivalents                           $     941      $     830
  Restricted cash                                            51             50
  Trade accounts receivable (less
    allowance for doubtful accounts
    of $223 at June 26, 2004 and
    $168 at December 31, 2003)                           20,205         17,803
  UTI note receivable                                        --          2,350
  Inventories                                            16,131         10,209
  Prepaid expenses and other current
    assets                                                1,662          1,314
                                                      ---------      ---------

      Total current assets                               38,990         32,556
                                                      ---------      ---------

Property, plant and equipment, net                       19,169         18,213

Other assets:
  Investment in UTI                                          --          1,550
  Technology license agreements
    (net of accumulated amortization
    of $1,451 at June 26, 2004 and
    $1,418 at December 31, 2003)                             --             33
                                                      ---------      ---------
                                                             --          1,583
                                                      ---------      ---------
Total Assets                                          $  58,159      $  52,352
                                                      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt and current
    portion of long-term debt                         $   5,439      $   8,295
  Accounts payable                                        7,720          6,385
  Income taxes payable                                       13            106
  Other current liabilities                               3,828          3,068
                                                      ---------      ---------
       Total current liabilities                         17,000         17,854

Long-term liabilities:
  Debt and capital lease obligations                         68             68
Commitments and contingencies
  (Note 10)

Shareholders' equity:
  Preferred stock, par value $0.10
    per share, authorized 1,000,000
    shares; none outstanding                                 --             --
  Common stock, par value $0.10 per
    share, authorized 40,000,000
    shares; issued - 14,926,075 at
    June 26, 2004 and 14,302,782 at
    December 31, 2003                                     1,493          1,430
  Capital in excess of par value                        124,276        120,626
  Accumulated other comprehensive loss                     (638)          (723)
  Accumulated deficit                                   (81,662)       (84,525)
                                                      ---------      ---------
                                                         43,469         36,808
  Less -- Treasury stock, at cost
    -- 727,250 shares                                     2,378          2,378
                                                      ---------      ---------
      Total shareholders' equity                         41,091         34,430
                                                      ---------      ---------
Total Liabilities and Shareholders'
  Equity                                              $  58,159      $  52,352
                                                      =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                      Three Months Ended                     Six Months Ended
                                                                  June 26,           June 28,           June 26,           June 28,
                                                                    2004               2003               2004               2003
                                                                  --------           --------           --------           --------
Revenues                                                          $ 28,439           $ 20,110           $ 55,427           $ 35,538

Cost of products sold                                               21,391             15,379             42,047             27,648
                                                                  --------           --------           --------           --------

Gross margin                                                         7,048              4,731             13,380              7,890
                                                                  --------           --------           --------           --------

Operating expenses:
  Research and development                                             560                646              1,063              1,231
  Selling, general, and
   administrative                                                    2,858              2,187              5,329              4,149
                                                                  --------           --------           --------           --------
Total operating expenses                                             3,418              2,833              6,392              5,380
                                                                  --------           --------           --------           --------

Operating income                                                     3,630              1,898              6,988              2,510

Other income (expense):
  Interest income                                                       27                  4                 47                  5
  Interest expense                                                    (150)              (110)              (235)              (242)
  Write-off of UTI investment and
    note receivable                                                 (3,951)                --             (3,951)                --
  Miscellaneous                                                         32                397                 93                187
                                                                  --------           --------           --------           --------
(Loss) income before income taxes                                     (372)             2,149              2,942              2,460
                                                                  --------           --------           --------           --------

Income taxes                                                            --                 --                 79                 --
                                                                  --------           --------           --------           --------

Net (loss) income                                                 $   (372)          $  2,149           $  2,863           $  2,460
                                                                  ========           ========           ========           ========

(Loss) earnings per share - basic                                 $  (0.03)          $   0.17           $   0.21           $   0.19
                                                                  ========           ========           ========           ========
(Loss) earnings per share - diluted                               $  (0.03)          $   0.16           $   0.19           $   0.19
                                                                  ========           ========           ========           ========
Weighted average shares
  outstanding - basic                                               14,115             12,927             13,930             12,895
                                                                  ========           ========           ========           ========
Weighted average shares
  outstanding - diluted                                             14,115             13,651             15,109             13,266
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                           Six Months Ended
                                                       June 26,        June 28,
                                                         2004            2003

OPERATING ACTIVITIES
Net income                                            $   2,863       $   2,460
Adjustments to reconcile net
  income to net cash used in
  operating activities:
Depreciation and amortization                             1,705           1,504
Gain on asset disposal                                      (14)             --
Foreign exchange gain                                       (87)           (192)
Write-off of UTI investment
  and note receivable                                     3,951              --
Write-down of inventory damaged
  in fire                                                   543              --
Write-down of fixed assets
  damaged in fire                                           112
Non-cash stock-based compensation                            10              26
Changes in operating assets
  and liabilities:
  Accounts receivable                                    (2,402)         (6,940)
  Inventories                                            (6,465)           (916)
  Prepaid expenses and other
    current assets                                          399            (142)
  Insurance receivable relating
    to fires                                               (798)             --
  Income taxes payable                                      (93)             --
  Accounts payable and other
    current liabilities                                   2,095           3,957
                                                      ---------       ---------
Net cash provided by (used in)
  operating activities                                    1,819            (243)
                                                      ---------       ---------

INVESTING ACTIVITIES
Purchase of property and equipment                       (2,628)         (3,278)
Proceeds from asset disposal                                 16              --
Purchase of securities                                       (1)             --
                                                      ---------       ---------
Net cash used in investing activities                    (2,613)         (3,278)
                                                      ---------       ---------

FINANCING ACTIVITIES
Change in revolving credit facilities                    (2,456)          2,440
Proceeds from issuance of common stock                    3,703           1,128
Proceeds from issuance of debt                              500              --
Principal payments on long-term
  debt and capital lease obligations                       (400)           (401)
Proceeds from grant                                         117              --
                                                      ---------       ---------
Net cash provided by financing
  activities                                                847           3,784
                                                      ---------       ---------

Effect of exchange rate changes
  on cash                                                    58              27
                                                      ---------       ---------

Increase in cash and cash equivalents                       111             290

Cash and cash equivalents at
  beginning of period                                       830           1,322
                                                      ---------       ---------
Cash and cash equivalents at end
  of period                                           $     941       $   1,612
                                                      =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid                                            $     255       $      --
                                                      =========       =========
Interest paid                                         $     173       $     116
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

2.    WRITE-OFF OF UTI INVESTMENT AND NOTE RECEIVABLE

            In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the Company's ownership interest in Ultralife Taiwan, Inc. ("UTI") that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI. The Company decided to record this charge due to recent events that have caused increasing uncertainty over UTI's near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI's operating losses over several years, the Company's investment has had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is nominal. The Company continues to hold a 9.2% equity interest in UTI, and it is working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI continues to manufacture product for it and the Company has taken steps to establish alternate sources of supply.

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

            The computation of basic and diluted earnings per share is summarized as follows:

(In thousands, except per share data)                                 Three Months Ended                    Six Months Ended
                                                                --------------------------------------------------------------------
                                                                June 26, 2004     June 28, 2003      June 26, 2004     June 28, 2003
                                                                --------------------------------------------------------------------
Net (Loss) / Income (a)                                           $   (372)          $  2,149           $  2,863           $  2,460
Effect of Dilutive Securities:
  Stock Options / Warrants                                              --                 44                 --                 44
  Convertible Note                                                      --                  6                 --                  9
                                                                  -----------------------------------------------------------------
    Net (Loss) / Income - Adjusted (b)                            $   (372)          $  2,199           $  2,863           $  2,513
                                                                  =================================================================

Average Shares Outstanding - Basic (c)                              14,115             12,927             13,930             12,895
Effect of Dilutive Securities:
  Stock Options / Warrants                                              --                557              1,179                246
  Convertible Note                                                      --                167                 --                125
                                                                  -----------------------------------------------------------------
    Average Shares Outstanding - Diluted (d)                        14,115             13,651             15,109             13,266
                                                                  =================================================================

EPS - Basic (a/c)                                                 $  (0.03)          $   0.17           $   0.21           $   0.19
EPS - Diluted (b/d)                                               $  (0.03)          $   0.16           $   0.19           $   0.19

            The Company also had the equivalent of 1,056,880 options and warrants outstanding for the three-month period ended June 26, 2004 which were not included in the computation of diluted EPS because these securities would have been anti-dilutive for that period.

4.    STOCK-BASED COMPENSATION

            The Company has various stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost is reflected in net (loss) income. The effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123", to stock-based employee compensation is as follows:

(In thousands, except per share data)                                Three Months Ended                     Six Months Ended
                                                              ----------------------------------------------------------------------
                                                              June 26, 2004      June 28, 2003      June 26, 2004      June 28, 2003
                                                              ----------------------------------------------------------------------
Net (loss) income, as reported                                  $   (372)          $  2,149           $  2,863           $  2,460

Add: Stock-based employee compensation
expense included in reported net (loss)
income, net of related tax effects                                    --                 --                 --                 --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                          (467)              (317)              (681)              (540)
                                                                -----------------------------------------------------------------

Pro forma net (loss) income                                     $   (839)          $  1,832           $  2,182           $  1,920

(Loss) earnings per share:
   Basic - as reported                                          $  (0.03)          $   0.17           $   0.21           $   0.19
   Basic - pro forma                                            $  (0.06)          $   0.14           $   0.16           $   0.15
   Diluted - as reported                                        $  (0.03)          $   0.16           $   0.19           $   0.19
   Diluted - pro forma                                          $  (0.06)          $   0.13           $   0.14           $   0.14

            During the first six months of 2004, the Company issued 623,293 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $3,703 in cash proceeds as a result of these transactions.

5.    COMPREHENSIVE (LOSS) INCOME

            The components of the Company's total comprehensive (loss) income were:

                                                                      Three Months Ended                      Six Months Ended
                                                                  June 26,           June 28,           June 26,           June 28,
                                                                    2004               2003               2004               2003
                                                                  -----------------------------------------------------------------
Net (loss) income                                                 $   (372)          $  2,149           $  2,863           $  2,460
Foreign currency translation adjustments                                15               (124)                85                (65)
                                                                  -----------------------------------------------------------------
Total comprehensive (loss) income                                 $   (357)          $  2,025           $  2,948           $  2,395
                                                                  =================================================================

6.    INVENTORIES

            Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

                                                June 26, 2004  December 31, 2003
                                                --------------------------------
Raw materials                                     $   6,368       $   5,946
Work in process                                       4,004           2,306
Finished goods                                        6,266           2,699
                                                  -------------------------
                                                     16,638          10,951
Less: Reserve for obsolescence                          507             742
                                                  -------------------------
                                                  $  16,131       $  10,209
                                                  =========================

7.    PROPERTY, PLANT AND EQUIPMENT

            Major classes of property, plant and equipment consisted of the following:

                                                June 26, 2004  December 31, 2003
                                                --------------------------------
Land                                              $     123       $     123
Buildings and leasehold improvements                  2,540           1,845
Machinery and equipment                              34,053          33,207
Furniture and fixtures                                  371             358
Computer hardware and software                        1,664           1,554
Construction in progress                              2,762           1,748
                                                  -------------------------
                                                     41,513          38,835
Less:  Accumulated depreciation                      22,344          20,622
                                                  -------------------------
                                                  $  19,169       $  18,213
                                                  =========================

8.    DEBT

            As of June 26, 2004, the Company had $867 outstanding under the term loan component of its credit facility with its primary lending bank, and had $4,209 of borrowings outstanding under the revolver component of the credit facility. The Company's additional borrowing capacity under the revolver component of the credit facility as of June 26, 2004 was approximately $5,900, net of outstanding letters of credit of $3,600. At June 26, 2004, the Company's net worth was $41,091, compared to the debt covenant requiring a minimum net worth of approximately $22,406. (See Note 13 for information on the Company's new credit facility.)

            As of June 26, 2004, the Company's wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $345 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. There was approximately $476 in additional borrowing capacity under this credit facility as of June 26, 2004.

9.    INCOME TAXES

            The liability method, prescribed by SFAS No. 109, "Accounting for Income Taxes", is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse. The Company recorded an income tax expense of $79 for the six months ended June 26, 2004 relating to alternative minimum tax calculations.

            As of December 31, 2003, the Company had foreign and domestic net operating loss carryforwards totaling approximately $76,829 that are available to reduce future taxable income. The Company has not reported a deferred tax asset on its Consolidated Balance Sheet due to prior operating losses. It is reasonably possible the Company's profitability in 2003 and 2004 would result in the recognition of a deferred tax asset during 2004. The Company has determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003. As a result, the net operating loss carryforwards will be subject to an annual limitation, currently estimated to be in the range of approximately $14,000 to $18,000. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOLs that can be used by the Company.

10.   COMMITMENTS AND CONTINGENCIES

            As of June 26, 2004, the Company had $51 in restricted cash in support of a corporate credit card account.

            As of June 26, 2004, the Company had open capital commitments to purchase approximately $2,071 of production machinery and equipment.

            The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves, included in other current liabilities on the Company's Consolidated Condensed Balance Sheet, are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during the first six months of 2004 were as follows:

             Balance at December 31, 2003                         $ 278
             Accruals for warranties issued                         237
             Settlements made                                      (147)
                                                                  -----
             Balance at June 26, 2004                             $ 368
                                                                  =====

            The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

            In conjunction with the Company's purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230. This cost, however, is merely an estimate and the cost may in fact be much higher. In February, 1998, the

      Company entered into an agreement with a third party, which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company submitted a work plan to NYSDEC in October 2003, which was approved shortly thereafter. The Company sought proposals from engineering firms to complete the remedial work outlined in the work plan. A firm was selected to perform the tasks associated with the remediation activities, which were completed in December 2003. The test results were then forwarded to NYSDEC for comment. NYSDEC responded to the Company in March 2004 requesting a report summarizing the data, findings, discussions and conclusions. The report has been submitted to NYSDEC who will review and make recommendations as to whether additional remediation is required. Because the Company believes that the source of the contamination has been removed, NYSDEC recommended that the Company conduct quarterly monitoring of the groundwater for one year. The Company believes that the final cost to remediate will not exceed the original estimate. The Company awaits final comments from the NYSDEC and will begin the additional sampling upon approval of the conclusions stated in the report. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company's business, financial condition and the results of operations in the period in which such claims are resolved.

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

Three Months Ended June 26, 2004

                                                        Primary        Rechargeable       Technology
                                                       Batteries        Batteries         Contracts       Corporate          Total
                                                       -----------------------------------------------------------------------------
Revenues                                                $ 26,321         $  1,691         $    427        $     --         $ 28,439
Segment contribution                                       7,048              (82)              82          (3,418)           3,630
Interest expense, net                                                                                          (83)             (83)
Write-down of UTI investment
  and note receivable                                                                                       (3,951)          (3,951)
Miscellaneous                                                                                                   32               32
Income taxes                                                                                                    --               --
                                                                                                                           --------
Net loss                                                                                                                   $   (372)
Total assets                                            $ 48,928         $  4,179         $    243        $  4,809         $ 58,159

Three Months Ended June 28, 2003

                                                        Primary        Rechargeable       Technology
                                                       Batteries        Batteries         Contracts       Corporate          Total
                                                       -----------------------------------------------------------------------------
Revenues                                                $ 19,570         $    258         $    282        $     --         $ 20,110
Segment contribution                                       5,008             (389)             112          (2,833)           1,898
Interest expense, net                                                                                         (146)            (146)
Miscellaneous                                                                                                  397              397
Income taxes                                                                                                   --               --
                                                                                                                           --------
Net income                                                                                                                 $  2,149
Total assets                                            $ 31,956         $  3,249         $    140        $  6,191         $ 41,536

Six Months Ended June 26, 2004

                                                        Primary        Rechargeable       Technology
                                                       Batteries        Batteries         Contracts       Corporate          Total
                                                       -----------------------------------------------------------------------------
Revenues                                                $ 51,643         $  3,065         $    719        $     --         $ 55,427
Segment contribution                                      13,822             (567)             125          (6,392)           6,988
Interest expense, net                                                                                         (188)            (188)
Write-down of UTI investment
  and note receivable                                                                                       (3,951)          (3,951)
Miscellaneous                                                                                                   93               93
Income taxes                                                                                                   (79)             (79)
                                                                                                                           --------
Net income                                                                                                                 $  2,863
Total assets                                            $ 48,928         $  4,179         $    243        $  4,809         $ 58,159

Six Months Ended June 28, 2003

                                                        Primary        Rechargeable       Technology
                                                       Batteries        Batteries         Contracts       Corporate          Total
                                                       -----------------------------------------------------------------------------
Revenues                                                $ 34,202         $    638         $    698        $     --         $ 35,538
Segment contribution                                       8,172             (596)             314          (5,380)           2,510
Interest expense, net                                                                                         (237)            (237)
Miscellaneous                                                                                                  187              187
Income taxes                                                                                                    --               --
                                                                                                                           --------
Net income                                                                                                                 $  2,460
Total assets                                            $ 31,956         $  3,249         $    140        $  6,191         $ 41,536

12.   FIRES AT MANUFACTURING FACILITIES

            In May 2004 and June 2004, the Company experienced two fires that damaged certain inventory and property at its facilities. The May 2004 fire occurred at the Company's U.S. facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at the Company's U.K. location and mainly caused damage to various inventory and the U.K. company's leased facility. The fire was contained mainly in a bunkered, non-manufacturing area designed to store various material, and there was additional smoke and water damage to the facility and its contents. It is unknown how the U.K. fire was started. The fires caused relatively minor disruptions to the production operations, and had no impact on the Company's ability to meet customer demand during the quarter.

            The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. The total of the two losses related to company-owned assets, including expenditures required to repair and clean up the facilities, is expected to be in the range of $2,000. The Company is working closely with the insurance companies on these matters, and it expects to be fully reimbursed by the insurance companies for these losses. The impacts on the Consolidated Statement of Operations and the net cash outflows from the Company are expected to be negligible. At June 26, 2004, the Company's prepaid and other current assets on its Consolidated Balance Sheet included a receivable from insurance companies for approximately $800 for equipment losses, inventory losses and clean-up costs incurred to date.

13.   SUBSEQUENT EVENT - NEW CREDIT FACILITY

            On June 30, 2004, the Company closed on a new secured $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. This agreement replaces the Company's $15,000 credit facility that expired on the same date.

            On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, which is to be repaid in equal monthly installments over five years, are to be used for the retirement of outstanding debt and capital expenditures. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent.

            On July 1, 2004, the Company entered into an interest rate swap arrangement to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement, which is dependent upon a debt to earnings ratio within a predetermined grid. At July 1, 2004, the total adjusted rate of interest that the Company will pay on the outstanding portion of the $10,000 term loan was 5.23%.

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

Results of Operations (in whole dollars)

Three months ended June 26, 2004 and June 28, 2003

      Revenues. Consolidated revenues for the three-month period ended June 26, 2004 amounted to $28,439,000, an increase of $8,329,000, or 41%, from the $20,110,000 reported in the same quarter in the prior year. Primary battery sales increased $6,751,000, or 34%, from $19,570,000 last year to $26,321,000 this year, as a result of strong shipments of HiRate(R) battery products, including sales of BA-5390 batteries used mainly in various military communications and weapons applications. Modestly lower sales of 9-volt batteries partially offset this increase. Rechargeable revenues rose $1,433,000 to $1,691,000, primarily due to higher shipments to military and commercial customers of various rechargeable battery packs to an increasing customer base. Technology Contract revenues were $427,000 in the second quarter of 2004, attributable to work on the Company's $2,700,000 development contract with General Dynamics. Compared with the same period a year ago, technology contract revenues increased $145,000 related to contracts with different customers in each period.

      Cost of Products Sold. Cost of products sold totaled $21,391,000 for the quarter ended June 26, 2004, an increase of $6,012,000, or 39% over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $7,048,000, or 25% of revenues, an improvement of $2,317,000 over the $4,731,000, or 24% of revenues, reported in the same quarter in the prior year. Gross margins in the Company's primary battery operations improved $2,040,000, from $5,008,000 in 2003 to $7,048,000 in 2004 due to volume increases and improved manufacturing efficiencies. In the Company's rechargeable operations, the gross margin loss amounted to $82,000 in the second quarter of 2004, compared to a loss of $389,000 in 2003, an improvement of $307,000 due to the increased volumes. Gross margins in the Technology Contract segment were $82,000 in the second quarter of 2004 compared to $112,000 in 2003, a decrease of $30,000 mainly due to the timing and realized margins of different technology contracts.

      Operating Expenses. Operating expenses for the three months ended June 26, 2004 totaled $3,418,000, a $585,000 increase over the prior year's amount of $2,833,000. Research and development charges decreased $86,000 to $560,000 in 2004 due to the consolidation of all R&D efforts to the U.S. facility in order to reduce costs and combine efforts. Although the R&D line reflects a decline, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $671,000 to $2,858,000 due mainly to planned resource additions in sales and marketing and information systems to support the Company's commitment to support a higher volume of development opportunities. In addition, various administrative costs associated with running a larger business also increased, including insurance and professional fees. Overall, operating expenses as a percentage of sales improved, declining from 14% in the June 2003 quarter to 12% in the June 2004 quarter.

      Other Income (Expense). Interest expense, net, for the second quarter of 2004 was $83,000, a decrease of $63,000 from the comparable period in 2003, mainly as a result of lower balances of debt outstanding. Miscellaneous income / expense decreased from income of $397,000 in 2003 to income of $32,000 in 2004 mostly due to changes in foreign currency in connection with the Company's intercompany loan with its U.K. subsidiary. The strength of the U.K. pound against the U.S. dollar rose more rapidly in 2003 as compared with 2004. In June 2004, the Company recorded a $3,951,000 non-cash, non-operating charge related to the Company's ownership interest in Ultralife Taiwan, Inc. ("UTI") that consisted of a write-off of its $2,401,000 note receivable from UTI, including accrued interest, and the book value of its $1,550,000 equity investment in UTI. The Company decided to record this charge due to recent events that have caused increasing uncertainty over UTI's near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI's operating losses over several years, the Company's investment has had an other than temporary decline in fair value and the

Company believes that the probability of being reimbursed for the note receivable is nominal. The Company continues to hold a 9.2% equity interest in UTI, and it is working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI continues to manufacture product for it and the Company has taken steps to establish alternate sources of supply.

      Income Taxes. The Company did not record income tax expense for the three months ended June 26, 2004 due to the loss that was reported for the quarter.

      Net (Loss) Income. Net loss and loss per share were $372,000 and $0.03, respectively, for the three months ended June 26, 2004, compared to net earnings and earnings per share of $2,149,000 and $0.16, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic and diluted loss per share increased to 14,115,000 in 2004 mainly due to the impact of stock options and a private equity placement of 200,000 common shares during the fourth quarter of 2003. The impact from "in the money" stock options and warrants resulted in an additional 724,000 shares for the average diluted shares outstanding computation in 2003.

Six months ended June 26, 2004 and June 28, 2003

      Revenues. Consolidated revenues for the six-month period ended June 26, 2004 amounted to $55,427,000, an increase of $19,889,000, or 56%, from the
$35,538,000 reported in the same period in 2003. Primary battery sales increased $17,441,000, or 51%, from $34,202,000 last year to $51,643,000 this year, as a result of strong shipments of HiRate(R) battery products, led by sales of BA-5390 batteries to military customers. Somewhat lower sales of 9-volt batteries partially offset this increase. Rechargeable revenues rose $2,427,000 to $3,065,000, primarily due to higher shipments of various rechargeable battery packs to a growing number of customers. Technology Contract revenues were $719,000 in the first half of 2004, attributable mainly to work on the Company's $2,700,000 development contract with General Dynamics. Compared with the same period a year ago, technology contract revenues increased $21,000 related to contracts with different customers in each period.

      Cost of Products Sold. Cost of products sold totaled $42,047,000 for the six months ended June 26, 2004, an increase of $14,399,000, or 52% over the same six-month period a year ago. The gross margin on consolidated revenues for the first half of 2004 was $13,380,000, or 24% of revenues, an improvement of $5,490,000 over the $7,890,000, or 22% of revenues, reported in the same period in 2003. Consolidated gross margins rose 70% for the first half of 2004 compared with 2003 on the 56% increase in revenue. Gross margins in the Company's primary battery operations improved $5,650,000, from $8,172,000 in 2003 to $13,822,000 in 2004. In the Company's rechargeable operations, the gross margin loss amounted to $567,000 in the first two quarters of 2004, improving slightly from a loss of $596,000 in 2003. The 2004 results included a $250,000 charge for increasing reserves for obsolete rechargeable inventory. Gross margins in the Technology Contract segment were $125,000 in the first half of 2004, decreasing $189,000 from $314,000 in 2003, mainly due to the timing and realized margins of different technology contracts.

      Operating Expenses. Operating expenses for the six months ended June 26, 2004 totaled $6,392,000, a $1,012,000, or a 19% increase over the prior year's amount of $5,380,000. Research and development costs decreased $168,000 to $1,063,000 in 2004 due to the consolidation of all R&D efforts to the U.S. facility in order to reduce costs and combine efforts. Although the R&D line reflects a decline, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $1,180,000 to $5,329,000 due mainly to planned resource additions in sales, marketing and administrative functions that are necessary for the company to execute on its target growth opportunities, in addition to higher costs associated with a growing business. Overall, operating expenses as a percentage of sales improved, declining from 15% in the first half of 2003 to 12% in the same period in 2004.

      Other Income (Expense). Interest expense, net, for the first six months of 2004 was $188,000, a decrease of $49,000 from the comparable period in 2003, mainly as a result of lower outstanding debt balances. Miscellaneous income / expense decreased from income of $187,000 in 2003 to income of $93,000 in 2004 mostly due to changes in foreign currency in connection with the Company's intercompany loan with its U.K. subsidiary. The strength of the U.K. pound against the U.S. dollar rose more rapidly in 2003 as compared with 2004. In June 2004, the Company recorded a $3,951,000 non-cash, non-operating charge related to the Company's ownership interest in Ultralife Taiwan, Inc. ("UTI") that consisted of a write-off of its $2,401,000 note receivable from UTI, including accrued interest, and the book value of its $1,550,000 equity investment in UTI. The Company decided to record this charge due to recent events that have caused increasing uncertainty over UTI's near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI's operating losses over several years, the Company's investment has had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is nominal. The Company continues to hold a 9.2% equity interest in UTI, and it is working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI continues to manufacture product for it and the Company has taken steps to establish alternate sources of supply.

      Income Taxes. The Company recorded income tax expense of $79,000 for the first half of 2004. While the Company has significant net operating loss carryforwards (NOLs) related to past years' cumulative losses, it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of taxable income.

      Net Income. Net income and diluted earnings per share for the first six months of 2004 were $2,863,000 and $0.19, respectively, compared to $2,460,000 and $0.19, respectively, for the same six months in 2003, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 12,895,000 in the first half of 2003 to 13,930,000 in 2004 mainly due to stock option exercises, as well as the conversion of a short-term note into 125,000 common shares in the second quarter of 2003 and a private equity placement of 200,000 common shares during the fourth quarter of 2003. The impact from "in the money" stock options and warrants resulted in an additional 1,179,000 and 371,000 shares for the average diluted shares outstanding computation in 2004 and 2003, respectively.

Liquidity and Capital Resources (in whole dollars)

      As of June 26, 2004, cash and cash equivalents totaled $941,000, excluding restricted cash of $51,000. During the six months ended June 26, 2004, the Company provided $1,819,000 of cash in operating activities as compared to using $243,000 for the six months ended June 28, 2003, mainly due to the increase in net income offset by an increase in inventory due to higher production volumes. In the six months ended June 26, 2004, the Company used $2,628,000 to purchase plant, property and equipment, a decrease of $650,000 from the prior year's capital expenditures. This decrease was mainly attributable to the timing of various projects. During the six month period ended June 26, 2004, the Company generated $847,000 in funds from financing activities. The financing activities included inflows from the issuance of stock, mainly as stock options were exercised during the period, and outflows resulting from a reduction in the Company's revolving loan balance. During the first six months of 2004, the Company issued 623,293 shares of common stock as a result of exercises of stock options and warrants, and the Company received approximately $3,703,000 in cash proceeds as a result of these transactions. The

Company reduced its debt by $2,856,000 during the first six months of 2004 as loan principal was paid and revolving debt was reduced.

      Inventory turnover for the first half of 2004 was at an annualized rate of
6.0 turns per year, a decline from the 6.7 turns reflected during the full year of 2003, mainly due to the timing of production and shipments and a modest buildup of inventory related to higher production volumes, a semi-annual shutdown week at the beginning of the third quarter, and a production conversion project at the U.K. operation. The Company's Days Sales Outstanding (DSOs) was an average of 50 days for the first half of 2004, remaining constant with the 50 days reflected for the full 12-month period in 2003.

      At June 26, 2004, the Company had a capital lease obligation outstanding of $86,000 for the Company's Newark, New York offices and manufacturing facilities.

      As of June 26, 2004, the Company had open capital commitments to purchase approximately $2,071,000 of production machinery and equipment.

      In May 2004 and June 2004, the Company experienced two fires that damaged certain inventory and property at its facilities. The May 2004 fire occurred at the Company's U.S. facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at the Company's U.K. facility and mainly caused damage to various inventory, and to contained, non-manufacturing area in the building that is leased by the Company. It is unknown how the U.K. fire was started. The fires caused relatively minor disruptions to the production operations, and had no impact on the Company's ability to meet customer demand during the quarter. The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. The total of the two losses related to company-owned assets, including expenditures required to repair and clean up the facilities, is expected to be in the range of $2,000,000. The Company is working closely with the insurance companies on these matters, and it expects to be fully reimbursed by the insurance companies for these losses. The impacts on the Consolidated Statement of Operations and the net cash outflows from the Company are expected to be negligible. At June 26, 2004, the Company's prepaid and other current assets on its Consolidated Balance Sheet included a receivable from insurance companies for approximately $800,000 for equipment losses, inventory losses and clean-up costs incurred to date.

      As of June 26, 2004, the Company had $867,000 outstanding under the term loan component of its credit facility with its primary lending bank, and had $4,209,000 of borrowings outstanding under the revolver component of the credit facility. The Company's additional borrowing capacity under the revolver component of the credit facility as of June 26, 2004 was approximately $5,900,000, net of outstanding letters of credit of $3,600,000. At June 26, 2004, the Company's net worth was $41,091,000, compared to the debt covenant requiring a minimum net worth of approximately $22,406,000.

      On June 30, 2004, the Company closed on a new secured $25,000,000 credit facility, comprised of a five-year $10,000,000 term loan component and a three-year $15,000,000 revolving credit component. This agreement replaces the Company's $15,000,000 credit facility that expired on the same date. On June 30, 2004, the Company drew down the full $10,000,000 term loan. The proceeds of the term loan, which is to be repaid in equal monthly installments over five years, are to be used for the retirement of outstanding debt and capital expenditures. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. On July 1, 2004, the Company entered into an interest rate swap arrangement to be effective on August 2, 2004, related to the $10,000,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a eurodollar spread incorporated in the agreement which is dependent upon a debt to earnings ratio within a predetermined grid. At July 1, 2004, the total adjusted rate of interest that the Company will pay on the outstanding portion of the $10,000,000 term loan was 5.23%.

      As of June 26, 2004, the Company's wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $345,000 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company's U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company's outstanding accounts receivable balances. There was $476,000 of additional borrowing capacity under this credit facility as of June 26, 2004.

      The Company continues to be optimistic about its future prospects and growth potential. However, the recent rapid growth of the business has created a near-term need for certain machinery, equipment and working capital in order to enhance capacity and build product to meet demand. The recent positive financial results during 2003 have enhanced the Company's ability to acquire additional financing, as evidenced by the new credit facility entered into as of June 30, 2004. The Company continually explores various sources of capital, including issuing new or refinancing existing debt, and raising equity through private or public offerings. While it continually evaluates these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of financing that currently is available to the Company.

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

Outlook (in whole dollars)

      For the full year of 2004, the Company is reaffirming its guidance provided last quarter of $106,000,000 in revenues, compared with $79,450,000 in 2003, an increase of approximately 33%. Overall, military sales are continued to comprise at least 60% of the total revenues for the year, and rechargeable revenues are expected to reach approximately $7,000,000 for the full 12-month period ending December 31, 2004. Compared to the $55,427,000 in revenues for the first half of 2004, management anticipates a modest flattening of order flow from the military in the second half of the year compared to the first half, consistent with the Company's outlook at the beginning of fiscal 2004. Management cautions that uncertainties exist arising from the pending October transfer of procurement authority from the U.S. Army Communications and Electronics Command (CECOM) to the Defense Logistics Agency (DLA) and the outcome of the Next Gen II Phase IV award.

      The results in each quarter can be subject to fluctuations as the timing of some customer orders is not often easy to predict. In particular, 9-volt revenues depend upon continued demand from the Company's customers, some of which depend upon retail sell-through. Similarly, revenues from sales of cylindrical products, primarily to military customers, depend upon a variety of factors, including the timing of the battery solicitation process within the military, the Company's ability to successfully win contract awards, successful qualification of the Company's products in the applicable military applications, the timing of shipments related to lot acceptance, and the timing of order releases against such contracts. Additionally, there is always a risk that Congressional appropriations might vary from what is needed or expected. Some of these factors are outside of the Company's direct control.

      At the present time, there is some uncertainty with military order activity as it relates particularly to the BA-5390 batteries. In October 2004, the battery procurement responsibility for the U.S. military is scheduled to be shifting from CECOM to DLA. Due to this change, and the impending award for Next Gen Phase IV contract (discussed below), it is unclear at this time what the level of orders for the BA-5390 batteries will be from the military during the remainder of 2004. Current orders for the BA-5390 by the U.S. military provide for production to take place into the early part of the fourth quarter. The above guidance assumes that the military will place an order for additional BA-5390's within the next couple of months for production and delivery during the fourth quarter, at a slightly lower level than what the Company produced and shipped during the first half of 2004. The guidance assumes no more than a minimal disruption from the transfer to DLA and that the Company will be successful in receiving an award under the Next Gen II Phase IV contract. As a result of the uncertainty with the military orders at this time, we believe that the second half results will likely be evenly split between the third and fourth quarters.

      Over the next three to five years, with anticipated growth in various target markets, such as military, medical, automotive telematics, and search and rescue, the Company has targeted an annual growth rate in revenues of 20% - 30%, heading toward annual revenues of $200 million. While the Company's revenues are expected to be comprised of approximately 60% from military sales in 2004, this percentage is expected to decline over time as the Company generates sales from customers in commercial markets. For 2005, the Company currently expects consolidated revenues to range from $125 million to $135 million, including business comprised of approximately 50% military and a doubling of rechargeable revenues from 2004 in the range of $14 million. Significant growth in commercial markets such as medical and automotive telematics is also expected to contribute significantly to the 2005 outlook.

      As discussed in the Company's Form 10-K for the year ended December 31, 2003, the solicitation for the Next Gen II Phase IV lithium battery procurement, referred to as the "Rectangular" phase, was issued in January 2004. This phase was split into two pieces, one of which included the BA-5390 battery that the Company is already manufacturing under exigent, or non-bid, contracts. The other piece consisted of the BA-5347 battery, for which the solicitation will result in a small business set-aside contract. Bids were submitted for these products in mid-March 2004. At this time, the Company is expecting that awards will be made on this contract in August or September of 2004; however, the Company cannot predict precisely when final awards will be made or what the final outcome may be. The total amount for this phase of Next Gen II is expected to be in the range of up to approximately $200-$300 million over five years. In the meantime, the Company plans to continue to fulfill its current obligations related to exigent contracts, and to pursue other such contracts as the opportunity arises. The Company's current guidance incorporates ongoing BA-5390 contracts.

      The Company has a fairly substantial fixed cost infrastructure to support its overall operations. As sales continue to grow, manufacturing efficiencies are realized, and operating expenses (R&D and SG&A) are closely controlled, the Company believes it can generate favorable returns in the range of 30%, and possibly as high as 50%, on incremental revenues, depending on product mix. Conversely, decreasing volumes will likely result in the opposite effect. Gross margins in 2004 are expected to be in the range of 23% - 24%. Within the next couple of years, the Company believes that its gross margins can reach a range of 26%-27% as operating efficiencies improve and the mix of products with higher margins increases. It has set a target of 30% gross margins for the longer-term, i.e. within the next five years.

      The interest from potential customers for various types of new batteries continues to increase significantly. As a result, management made a commitment to increase resources in the R&D area, mainly related to new product development, all of which will be done at the Company's U.S. facility. The Company plans to continue its recent successful efforts related to new cylindrical battery development for applications that initially have a military focus, but often have sizeable commercial applications as well. In addition, it is committing funds for the development of various Thin Cell and rechargeable products. In order to keep up with this increase in opportunities, R&D costs are now expected to be in the range of $600,000 to $700,000 per quarter for the remainder of 2004. While the R&D expense line is now expected to increase somewhat, it is also important to note that the Company also enhances its R&D efforts with technology contracts, the revenues and related costs for which are reported as a part of the Technology Contracts segment.

      While the Company continues to monitor its operating costs very tightly, it expects that SG&A costs will increase modestly in 2004 over 2003 as it invests in additional sales and marketing efforts, and general administrative costs rise to support increasing efforts for new product development opportunities as well as to support the growth of the business. Overall, the Company expects that total quarterly operating expenses (R&D and SG&A) for the last two quarters of 2004 will remain roughly around the amount reported for the second quarter. For the full year, operating expenses are expected to amount to approximately 12% of total revenues during 2004, compared with 14% in 2003. Within the next couple of years, the Company believes that its operating expenses will be in the range of 11%-12% of revenues, and it has set a target to reach 10% of revenues in the longer-term.

      At this time, the Company expects to achieve operating income in the second half of 2004 of approximately $5,500,000. For the full year 2004, the Company expects operating income to amount to approximately $12,500,000, reaffirming its previous guidance. With second half revenues expected to be fairly evenly split between the third and fourth quarters, second half operating income is similarly expected to be split proportionately. Within the next couple of years, operating income as a percentage of revenues, is projected to be in the range of 15%, with a longer-term target of 20%, resulting from higher gross margins and lower operating expenses as a percentage of sales.

      At December 31, 2003, the Company had approximately $76,829,000 in net operating loss (NOL) carryforwards available to offset current and future taxable income. The Company determined there was not sufficient positive evidence in accordance with FAS 109 to record a deferred tax asset at December 31, 2003. The Company has not reported a deferred tax asset on its Consolidated Balance Sheet due to prior operating losses. It is reasonably possible the Company's profitability in 2003 and 2004 would result in the recognition of a deferred tax asset during 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of commercial paper and U.S. corporate bonds. At June 26, 2004, the Company did not invest in derivative financial instruments. In July 2004, the Company entered into an interest rate swap arrangement in connection with its new credit facility. (See Note 13 in Notes to Consolidated Financial Statements for additional information.)

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

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On June 10, 2004 an Annual Meeting of Shareholders of the Company was held.

      (b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all seven nominees for Director with the following votes:

                      DIRECTOR                              FOR         AGAINST

                      Patricia C. Barron                 12,941,993      99,580
                      Anthony J. Cavanna                 12,997,490      44,083
                      Paula H. J. Cholmondeley           12,997,290      44,283
                      Daniel W. Christman                12,941,993      99,580
                      John D. Kavazanjian                12,997,490      44,083
                      Carl H. Rosner                     12,692,550     349,023
                      Ranjit C. Singh                    12,926,390     115,183

      (c) At the Annual Meeting, the Shareholders of the Company voted for the ratification of PricewaterhouseCoopers LLP as its independent registered public accounting firm for 2004 with the following votes:

                                                             FOR        AGAINST

                                                         12,826,320      35,673

      (d) At the Annual Meeting, the Shareholders of the Company voted for the approval of the Company's 2004 Long -Term Incentive Plan:

                          FOR        AGAINST     ABSTAIN     UNVOTED

                       7,498,899    1,187,239    54,492     4,300,943

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Credit Agreement dated as of June 30, 2004 with JPMorgan Chase Bank as Administrative Agent

            10.2 General Security Agreement dated as of June 30, 2004 in favor of JPMorgan Chase Bank

            31.1  Section 302 Certification - CEO

            31.2  Section 302 Certification - CFO

            32    Section 906 Certifications

      (b)   Reports on Form 8-K

            On April 14, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it will report its first quarter 2004 results for the period ended March 27, 2004 before the market opens on Thursday, April 29, 2004.*

            On April 22, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing it had received an order valued at approximately $1.5 million to supply custom lithium ion batteries and chargers to Cubic Defense Applications.*

            On April 27, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it had received an order valued at $6 million from the U.S. Army Communications Electronics Command (CECOM) for its BA-5372/U military batteries.*

            On April 29, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission announcing its financial results for the quarter ended March 27, 2004.*

            On April 29, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission disclosing that two sitting directors would not stand for re-election to the Board of Directors at the Annual Meeting.

            On May 4, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission announcing the election of Philip M. Meek, Vice President of Manufacturing, as an officer of the company.

            On May 27, 2004, the Company filed Form 8-K with the Securities and Exchange Commission indicating that it would hold its annual meeting of shareholders for the period ending December 31, 2003, at the JPMorgan Chase Conference Center in New York City on Thursday, June 10, 2004.*

            On June 15, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission announcing the election of Paula H. J. Cholmondeley to its board of directors.*

            *This information was furnished but not filed in accordance with Regulation FD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ULTRALIFE BATTERIES, INC.
                                                           (Registrant)

     Date: August 2, 2004                          By: /s/ John D. Kavazanjian
                                                   -----------------------------
                                                   John D. Kavazanjian
                                                   President and Chief Executive
                                                   Officer

     Date: August 2, 2004                          By: /s/ Robert W. Fishback
                                                   -----------------------------
                                                   Robert W. Fishback
                                                   Vice President - Finance and
                                                   Chief Financial Officer

                                Index to Exhibits

10.1 Credit Agreement dated as of June 30, 2004 with JPMorgan Chase Bank as Administrative Agent

10.2 General Security Agreement dated as of June 30, 2004 in favor of JPMorgan Chase Bank

31.1  Section 302 Certification - CEO

31.2  Section 302 Certification - CFO

32    Section 906 Certifications