Form 10-Q/A
period 2004-06-26
ULTRALIFE BATTERIES INC
filed 2004-08-09
CIK 875657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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


This Amendment No. 1 to Form 10-Q for Ultralife Batteries, Inc. for the period ended June 26, 2004, dated as of August 2, 2004, is being filed to correct typographical errors made in the Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. These errors occurred when the original documents provided to the financial printer were converted to EDGAR format. The totals and subtotals on these statements, and the operating results, have not changed as a result of these corrections.


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

PART II   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ................................ 14

            Signatures ...................................................... 15

            Index to Exhibits ............................................... 16

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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                      Three Months Ended                     Six Months Ended
                                                                  June 26,           June 28,           June 26,           June 28,
                                                                    2004               2003               2004               2003
                                                                  --------           --------           --------           --------
Revenues                                                          $ 28,439           $ 20,110           $ 55,427           $ 35,538

Cost of products sold                                               21,391             15,379             42,047             27,648
                                                                  --------           --------           --------           --------

Gross margin                                                         7,048              4,731             13,380              7,890
                                                                  --------           --------           --------           --------

Operating expenses:
  Research and development                                             560                646              1,063              1,231
  Selling, general, and
   administrative                                                    2,858              2,187              5,329              4,149
                                                                  --------           --------           --------           --------
Total operating expenses                                             3,418              2,833              6,392              5,380
                                                                  --------           --------           --------           --------

Operating income                                                     3,630              1,898              6,988              2,510


Other income (expense):
  Interest income                                                       27                  4                 47                  5
  Interest expense                                                    (110)              (150)              (235)              (242)
  Write-off of UTI investment and
    note receivable                                                 (3,951)                --             (3,951)                --
  Miscellaneous                                                         32                397                 93                187
                                                                  --------           --------           --------           --------
(Loss) income before income taxes                                     (372)             2,149              2,942              2,460
                                                                  --------           --------           --------           --------


Income taxes                                                            --                 --                 79                 --
                                                                  --------           --------           --------           --------

Net (loss) income                                                 $   (372)          $  2,149           $  2,863           $  2,460
                                                                  ========           ========           ========           ========

(Loss) earnings per share - basic                                 $  (0.03)          $   0.17           $   0.21           $   0.19
                                                                  ========           ========           ========           ========
(Loss) earnings per share - diluted                               $  (0.03)          $   0.16           $   0.19           $   0.19
                                                                  ========           ========           ========           ========
Weighted average shares
  outstanding - basic                                               14,115             12,927             13,930             12,895
                                                                  ========           ========           ========           ========
Weighted average shares
  outstanding - diluted                                             14,115             13,651             15,109             13,266
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

                            ULTRALIFE BATTERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                           Six Months Ended
                                                       June 26,        June 28,
                                                         2004            2003

OPERATING ACTIVITIES
Net income                                            $   2,863       $   2,460
Adjustments to reconcile net
  income to net cash used in
  operating activities:
Depreciation and amortization                             1,705           1,504
Gain on asset disposal                                      (14)             --
Foreign exchange gain                                       (87)           (192)
Write-off of UTI investment
  and note receivable                                     3,951              --
Write-down of inventory damaged
  in fire                                                   543              --
Write-down of fixed assets
  damaged in fire                                           112
Non-cash stock-based compensation                            10              26
Changes in operating assets
  and liabilities:
  Accounts receivable                                    (2,402)         (6,940)
  Inventories                                            (6,465)           (916)
  Prepaid expenses and other
    current assets                                          399            (142)
  Insurance receivable relating
    to fires                                               (798)             --
  Income taxes payable                                      (93)             --
  Accounts payable and other
    current liabilities                                   2,095           3,957
                                                      ---------       ---------
Net cash provided by (used in)
  operating activities                                    1,819            (243)
                                                      ---------       ---------

INVESTING ACTIVITIES
Purchase of property and equipment                       (2,628)         (3,278)
Proceeds from asset disposal                                 16              --
Purchase of securities                                       (1)             --
                                                      ---------       ---------
Net cash used in investing activities                    (2,613)         (3,278)
                                                      ---------       ---------


FINANCING ACTIVITIES
Change in revolving credit facilities                    (2,456)          2,440
Proceeds from issuance of common stock                    3,703           1,128
Proceeds from issuance of debt                               --             500
Principal payments on long-term
  debt and capital lease obligations                       (400)           (401)
Proceeds from grant                                          --             117
                                                      ---------       ---------

Net cash provided by financing
  activities                                                847           3,784
                                                      ---------       ---------

Effect of exchange rate changes
  on cash                                                    58              27
                                                      ---------       ---------

Increase in cash and cash equivalents                       111             290

Cash and cash equivalents at
  beginning of period                                       830           1,322
                                                      ---------       ---------
Cash and cash equivalents at end
  of period                                           $     941       $   1,612
                                                      =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid                                            $     255       $      --
                                                      =========       =========
Interest paid                                         $     173       $     116
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

                                                   ULTRALIFE BATTERIES, INC.
                                                           (Registrant)


     Date: August 6, 2004                          By: /s/ John D. Kavazanjian
                                                   -----------------------------
                                                   John D. Kavazanjian
                                                   President and Chief Executive
                                                   Officer

     Date: August 6, 2004                          By: /s/ Robert W. Fishback
                                                   -----------------------------
                                                   Robert W. Fishback
                                                   Vice President - Finance and
                                                   Chief Financial Officer

                                Index to Exhibits



31.1  Section 302 Certification - CEO

31.2  Section 302 Certification - CFO

32    Section 906 Certifications