Form 10-Q
period 2004-09-25
ULTRALIFE BATTERIES INC
filed 2004-11-04
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

                    to

Commission file number 0-20852

ULTRALIFE BATTERIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1387013

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Technology Parkway, Newark, New York 14513

(Address of principal executive offices)
(Zip Code)

(315) 332-7100

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.10 par value – 14,283,612 shares of common stock outstanding, net of 727,250 treasury shares, as of September 25, 2004.

ULTRALIFE BATTERIES, INC.
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRALIFE BATTERIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	September 25,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$11,800	$830
Available-for-sale securities	1,001	—
Restricted cash	—	50
Trade accounts receivable (less allowance for doubtful accounts of $235 at September 25, 2004 and $168 at December 31, 2003)	12,060	17,803
UTI note receivable	—	2,350
Inventories	14,516	10,209
Prepaid expenses and other current assets	2,604	1,314

Total current assets	41,981	32,556

Property, plant and equipment, net	20,318	18,213
Other assets:
Investment in UTI	—	1,550
Technology license agreements (net of accumulated amortization of $1,451 at September 25, 2004 and $1,418 at December 31, 2003)	—	33
Financing fees	121	—
Security deposits	226	—

	347	1,583

Total Assets	$62,646	$52,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,570	$8,295
Accounts payable	5,599	6,385
Income taxes payable	—	106
Other current liabilities	3,763	3,068

Total current liabilities	11,932	17,854
Long-term liabilities:
Debt and capital lease obligations	7,735	68
Long-term swap liability	152	—

Total long-term liabilities	7,887	68
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,010,862 at September 25, 2004 and 14,302,782 at December 31, 2003	1,501	1,430
Capital in excess of par value	124,807	120,626
Accumulated other comprehensive loss	(858)	(723)
Accumulated deficit	(80,245)	(84,525)

	45,205	36,808
Less —Treasury stock, at cost — 727,250 shares	2,378	2,378

Total shareholders’ equity	42,827	34,430

Total Liabilities and Shareholders’ Equity	$62,646	$52,352

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept 25,	Sept 27,	Sept 25,	Sept 27,
	2004	2003	2004	2003
Revenues	$24,393	$19,874	$79,820	$55,412
Cost of products sold	19,517	15,981	61,564	43,629

Gross margin	4,876	3,893	18,256	11,783

Operating expenses:
Research and development	692	652	1,755	1,883
Selling, general, and administrative	2,653	2,098	7,982	6,247

Total operating expenses	3,345	2,750	9,737	8,130

Operating income	1,531	1,143	8,519	3,653
Other income (expense):
Interest income	20	1	67	6
Interest expense	(174)	(144)	(409)	(386)
Gain from forgiveness of debt/grant	—	781	—	781
Write-off of UTI investment and note receivable	—	—	(3,951)	—
Miscellaneous	(61)	(4)	32	183

Income before income taxes	1,316	1,777	4,258	4,237
Income taxes	(101)	—	(22)	—

Net income	$1,417	$1,777	$4,280	$4,237

Earnings per share - basic	$0.10	$0.13	$0.31	$0.33

Earnings per share - diluted	$0.09	$0.12	$0.28	$0.31

Weighted average shares outstanding - basic	14,238	13,229	14,026	13,004

Weighted average shares outstanding - diluted	15,121	14,361	15,104	13,701

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine Months Ended
	Sept 25,	Sept 27,
	2004	2003
OPERATING ACTIVITIES
Net income	$4,280	$4,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,423	2,292
Gain on asset disposal	(1)	—
Foreign exchange gain	(27)	(188)
Write-off of UTI investment and note receivable	3,951	—
Write-down of inventory damaged in fire	677	—
Write-down of fixed assets damaged in fire	137
Non-cash stock-based compensation	146	26
Non-cash gain from forgiveness of debt/grant	—	(781)
Changes in operating assets and liabilities:
Accounts receivable	5,743	(9,642)
Inventories	(4,984)	(1,759)
Prepaid expenses and other current assets	(666)	(1,415)
Insurance receivable relating to fires	(1,022)	—
Income taxes payable	(106)	—
Accounts payable and other current liabilities	(130)	4,126

Net cash provided by (used in) operating activities	10,421	(3,104)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,530)	(4,542)
Proceeds from asset disposal	17	—
Purchase of securities	(3,501)	—
Sales of securities	2,550	—

Net cash used in investing activities	(5,464)	(4,542)

FINANCING ACTIVITIES
Change in revolving credit facilities	(6,459)	4,908
Proceeds from issuance of common stock	4,106	2,260
Proceeds from issuance of debt	10,000	500
Retirement of long-term debt	(867)	—
Principal payments on long-term debt and capital lease obligations	(732)	(600)
Proceeds from grant	—	117

Net cash provided by financing activities	6,048	7,185

Effect of exchange rate changes on cash	(35)	16

Increase in cash and cash equivalents	10,970	(445)
Cash and cash equivalents at beginning of period	830	1,322

Cash and cash equivalents at end of period	$11,800	$877

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$259	$—

Interest paid	$255	$238

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands – Except Share and Per Share Amounts)
(unaudited)

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company’s Form 10-K for the twelve-month period ended December 31, 2003.

     The Company’s monthly closing schedule is a weekly-based cycle as opposed to a calendar month-based cycle. While the actual dates for the quarter-ends will change slightly each year, the Company believes that there are not any material differences when making quarterly comparisons.

2.	WRITE-OFF OF UTI INVESTMENT AND NOTE RECEIVABLE

     In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI. The Company decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company’s investment has had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is nominal. The Company continues to hold a 9.2% equity interest in UTI, and it is working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI continues to manufacture product for it and the Company has taken steps to establish alternate sources of supply.

3.	EARNINGS PER SHARE

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income, adjusted for interest on convertible securities, by potentially dilutive common shares, which include stock options, warrants and convertible securities.

     The computation of basic and diluted earnings per share is summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sept 25, 2004	Sept 27, 2003	Sept 25, 2004	Sept 27, 2003
Net Income (a)	$1,417	$1,777	$4,280	$4,237
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	—	44
Convertible Note	—	—	—	9

Net / Income – Adjusted (b)	$1,417	$1,777	$4,280	$4,290

Average Shares Outstanding – Basic (c)	14,238	13,229	14,026	13,004
Effect of Dilutive Securities:
Stock Options / Warrants	883	1,132	1,078	614
Convertible Note	—	—	—	83

Average Shares Outstanding – Diluted (d)	15,121	14,361	15,104	13,701

EPS – Basic (a/c)	$0.10	$0.13	$0.31	$0.33
EPS – Diluted (b/d)	$0.09	$0.12	$0.28	$0.31

4.	STOCK-BASED COMPENSATION

     The Company has various stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options is reflected in net income.

     In July 2004 the Company granted shares of its common stock to eligible hourly employees, based on years of service. The Company awarded 6 shares of stock for each year of service, in addition to awarding cash compensation to pay for related taxes. This stock grant resulted in the issuance of 8,142 shares of common stock valued at $135 on the date of grant, as well as total cash compensation of $95, amounting to an expense to the Company of $230.

     The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”, to stock-based employee compensation is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	Sept 25, 2004	Sept 27, 2003	Sept 25, 2004	Sept 27, 2003
Net income, as reported	$1,417	$1,777	$4,280	$4,237
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	133	—	133	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(600)	(296)	(1,281)	(839)

Pro forma net income	$950	$1,481	$3,132	$3,398
Earnings per share:
Basic – as reported	$0.10	$0.13	$0.31	$0.33
Basic – pro forma	$0.07	$0.11	$0.22	$0.26
Diluted – as reported	$0.09	$0.12	$0.28	$0.31
Diluted – pro forma	$0.06	$0.10	$0.21	$0.25

     During the first nine months of 2004, the Company issued 699,938 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $4,106 in cash proceeds as a result of these transactions.

5.	COMPREHENSIVE INCOME

     The components of the Company’s total comprehensive income were:

	Three Months Ended		Nine Months Ended
	Sept 25,	Sept 27,	Sept 25,	Sept 27,
	2004	2003	2004	2003
Net income	$1,417	$1,777	$4,280	$4,237
Foreign currency translation adjustments	29	15	56	(50)
Change in fair value of derivatives	(191)	—	(191)	—

Total comprehensive income	$1,255	$1,792	$4,145	$4,187

6.	INVESTMENTS

     The Company’s investments are categorized as available-for-sale securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 25, 2004 the fair value of the Company’s investments were $1,001 and the unrealized gain or loss was $0.

7.	INVENTORIES

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	September 25, 2004	December 31, 2003
Raw materials	$6,963	$5,946
Work in process	4,085	2,306
Finished goods	3,932	2,699

	14,980	10,951
Less: Reserve for obsolescence	464	742

	$14,516	$10,209

8.	PROPERTY, PLANT AND EQUIPMENT

     Major classes of property, plant and equipment consisted of the following:

	September 25, 2004	December 31, 2003
Land	$123	$123
Buildings and leasehold improvements	2,863	1,845
Machinery and equipment	35,688	33,207
Furniture and fixtures	475	358
Computer hardware and software	1,721	1,554
Construction in progress	2,410	1,748

	43,280	38,835
Less: Accumulated depreciation	22,962	20,622

	$20,318	$18,213

9.	DEBT

     On June 30, 2004, the Company closed on a new secured $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is secured by essentially all of the assets of the company. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This agreement replaces the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio. At September 25, 2004, the Company was in compliance with all three covenants.

     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $166 over five years, are to be used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%. Derivative Instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 25, 2004 resulted in a liability of $191, of which $152 was reflected as long-term.

     As of September 25, 2004, the Company had $9,667 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. The Company’s additional borrowing capacity under the revolver component of the credit facility as of September 25, 2004 was approximately $11,400, net of outstanding letters of credit of $3,600.

     As of September 25, 2004, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $552 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $260 in additional borrowing capacity under this credit facility as of September 25, 2004.

10.	INCOME TAXES

     The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes”, is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse. The Company recorded an income tax credit of $22 for the nine months ended September 25, 2004 relating to alternative minimum tax calculations and a refund from 2003.

     As of December 31, 2003, the Company had foreign and domestic net operating loss carryforwards totaling approximately $76,829 that are available to reduce future taxable income. The Company has not reported a net deferred tax asset on its Consolidated Balance Sheet due to prior operating losses. It is reasonably possible the Company’s profitability in 2003 and 2004 will result in the recognition of a deferred tax asset during the fourth quarter of 2004. The Company has determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003. As a result, the domestic net operating loss carryforwards will be subject to an annual limitation, now estimated to be in the range of approximately $22,000. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOLs that can be used by the Company.

11.	COMMITMENTS AND CONTINGENCIES

     As of September 25, 2004, the Company had open capital commitments to purchase approximately $889 of production machinery and equipment.

     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves, included in other current liabilities on the Company’s Consolidated Condensed Balance Sheet, are based on historical experience of warranty claims. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during the first nine months of 2004 were as follows:

Balance at December 31, 2003	$278
Accruals for warranties issued	266
Settlements made	(227)

Balance at September 25, 2004	$317

     The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation would be in the range of $230. In February, 1998, the Company entered into an agreement with a third party, which provided that the Company and this third party would retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company submitted a work plan to NYSDEC in October 2003, which was approved shortly thereafter. The Company sought proposals from engineering firms to complete the remedial work outlined in the work plan. A firm was selected to perform the tasks associated with the remediation activities, which were completed in December 2003. The test results were then forwarded to NYSDEC for comment. NYSDEC responded to the Company in March 2004 requesting a report summarizing the data, findings, discussions and conclusions. That report has been submitted to NYSDEC who will review and make recommendations as to whether additional remediation is required. Because the Company believes that the source of the contamination has been removed, NYSDEC recommended that the Company conduct quarterly monitoring of the groundwater for one year. The Company believes that the final cost to remediate will not exceed the original estimate. The Company awaits final comments from the NYSDEC and will begin the additional sampling upon approval of the conclusions stated in the report. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company’s business, financial condition and the results of operations in the period in which such claims are resolved.

     A retail end-user of a product manufactured by one of Ultralife’s customers (the “Customer”) has made a claim against the Customer wherein it is asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. The claim between the end-user and the Customer has now been settled. Ultralife has renewed its commitment to the Customer to honor its warranty by replacing any batteries that may be determined to be defective. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife’s product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company’s financial position and results of operations.

12.	BUSINESS SEGMENT INFORMATION

     The Company reports its results in three operating segments: Primary Batteries, Rechargeable Batteries, and Technology Contracts. The Primary Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges.

     Three Months Ended September 25, 2004

	Primary	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total
Revenues	$21,343	$2,588	$462	$—	$24,393
Segment contribution	4,773	(20)	123	(3,345)	1,531
Interest expense, net				(154)	(154)
Miscellaneous				(61)	(61)
Income taxes				101	101

Net income					$1,417
Total assets	$37,884	$4,749	$179	$19,834	$62,646

     Three Months Ended September 27, 2003

	Primary	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total
Revenues	$19,450	$293	$131	$—	$19,874
Segment contribution	4,125	(318)	86	(2,750)	1,143
Interest expense, net				(143)	(143)
Miscellaneous				777	777
Income taxes				—	—

Net income					$1,777
Total assets	$35,529	$3,379	$99	$7,110	$46,117

     Nine Months Ended September 25, 2004

	Primary	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total
Revenues	$72,986	$5,653	$1,181	$—	$79,820
Segment contribution	18,595	(587)	248	(9,737)	8,519
Interest expense, net				(342)	(342)
Write-down of UTI investment and note receivable				(3,951)	(3,951)
Miscellaneous				32	32
Income taxes				22	22

Net income					$4,280
Total assets	$37,884	$4,749	$179	$19,834	$62,646

     Nine Months Ended September 27, 2003

	Primary	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total
Revenues	$53,652	$931	$829	$—	$55,412
Segment contribution	12,297	(914)	400	(8,130)	3,653
Interest expense, net				(380)	(380)
Miscellaneous				964	964
Income taxes				—	—

Net income					$4,237
Total assets	$35,529	$3,379	$99	$7,110	$46,117

13.	FIRES AT MANUFACTURING FACILITIES

     In May 2004 and June 2004, the Company experienced two fires that damaged certain inventory and property at its facilities. The May 2004 fire occurred at the Company’s U.S. facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at the Company’s U.K. location and mainly caused damage to various inventory and the U.K. company’s leased facility. The fire was contained mainly in a bunkered, non-manufacturing area designed to store various material, and there was additional smoke and water damage to the facility and its contents. It is unknown how the U.K. fire was started. The fires caused relatively minor disruptions to the production operations, and had no impact on the Company’s ability to meet customer demand during the quarter.

     The total amount of the two losses and related expenses associated with Company-owned assets is expected to be in the range of $2,000. Of this total, $450 is related to machinery and equipment, $750 is related to inventory and $800 is required to repair and clean up the facilities. Through September 25, 2005, the Company has received approximately $150 in cash from the insurance companies to compensate it for these losses. The impacts on the Consolidated Statement of Operations and the net cash outflows from the Company are expected to be negligible. For financial reporting purposes, the impairment loss and probable reimbursement are netted within the Consolidated Statement of Operations. The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. The Company is working closely with the insurance companies on these matters, and it expects to be fully reimbursed by the insurance companies for these losses. At September 25, 2004, the Company’s prepaid and other current assets on its Consolidated Balance Sheet included a receivable from insurance companies for approximately $1,022, consisting of $137 for equipment losses, $677 for inventory losses and $208 for clean-up costs incurred to date, net of $150 received from insurance companies.

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

     In January 2003, the Emerging Issues Task Force (EITF) issued Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-01 provides guidance on how an entity should evaluate impairment for certain investments, specifically, how to define other-than-temporary impairment and how such impairment should be accounted for by the cost method under APB 18. Subsequently, in September 2004, the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1 that delays the effective date for measurement and recognition guidance included in paragraphs 10-20 of EITF 03-1. Although implementation of the issue has been delayed, adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In March 2004, the Financial Accounting Standards Board issued an exposure draft that would require companies to expense employee stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, for financial reporting purposes. Such stock option expensing would require the Company to value its employee stock option grants pursuant to an option valuation model, and then amortize that value against its reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS 123 and SFAS 148. If the Company is required to expense employee stock options in the future, this change in accounting treatment could have a material effect on the Company’s reported results of operations, as the stock-based compensation expense would be charged directly against reported earnings.

     On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions that could affect the Company’s current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

15.	ADDITIONS TO SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Financial Instruments

     Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 25, 2004 resulted in a liability of $191, of which $152 was reflected as long-term.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In whole dollars)

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company’s products and services (particularly from the U.S. Government for BA-5390 batteries), the successful commercialization of the Company’s advanced rechargeable batteries, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the primary and rechargeable battery industries, changes in the Company’s business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2003.

          The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in whole dollars.

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

          The Company reports its results in three operating segments: Primary Batteries, Rechargeable Batteries, and Technology Contracts. The Primary Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges.

Results of Operations (in whole dollars)

Three months ended September 25, 2004 and September 27, 2003

          Revenues. Consolidated revenues for the three-month period ended September 25, 2004 amounted to $24,393,000, an increase of $4,519,000, or 23%, from the $19,874,000 reported in the same quarter in the prior year. Primary battery sales increased $1,893,000, or 10%, from $19,450,000 last year to $21,343,000 this year, primarily as a result of strong shipments of HiRate® battery products, including sales of BA-5390 batteries used mainly in various military communications and weapons applications. Rechargeable revenues rose $2,295,000 from $293,000 to $2,588,000, mainly due to higher shipments of rechargeable battery packs to an increasing customer base. This Rechargeable revenue growth was led by higher shipments of digital camera batteries, manufactured by the Company’s affiliate in Taiwan, Ultralife Taiwan, Inc. (UTI). Technology Contract revenues were $462,000 in the third quarter of 2004, attributable to work on the Company’s $2,800,000 development contract with General Dynamics. In the same period a year ago, Technology Contract revenues were $131,000, related to other development contracts.

          Cost of Products Sold. Cost of products sold totaled $19,517,000 for the quarter ended September 25, 2004, an increase of $3,536,000, or 22%, over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $4,876,000, an improvement of $983,000 over the $3,893,000 reported in the same quarter in the prior year, mainly related to the growth in revenues. As a percentage of revenues, gross margins amounted to 20% in each of the two quarterly periods. During the third quarter of 2004, the Company began to scale back its production levels related to the uncertainty of future military orders. As a result of the lower production volumes during the period, gross margins were affected by unabsorbed overhead costs. In addition, the Company incurred an added cost during the quarter of $230,000 for a special bonus to its non-exempt workforce based on years of service, consisting of a grant of 8,142 shares of the Company’s common stock and cash, mainly in order to provide these employees with an equity interest in the Company. Gross margins in the Company’s Primary battery operations improved $648,000, from $4,125,000, or 21% of revenues, in 2003 to $4,773,000, or 22% of revenues, in 2004 mainly as operating efficiencies improved. The 2004 margins were unfavorable impacted by a decrease in production volumes, due to the lack of follow-on orders for BA-5390 batteries from the military. In the Company’s Rechargeable operations, the gross margin loss amounted to $20,000 in the third quarter of 2004, compared to a loss of $318,000 in 2003, an improvement of $298,000 primarily related to the higher revenue base, of which a significant portion is related to relatively low margin product manufactured on the Company’s behalf by UTI. Gross margins in the Technology Contract segment were $123,000 in the third quarter of 2004 compared to $86,000 in 2003, an increase of $37,000 mainly due to varying margins realized under different technology contracts.

          Operating Expenses. Operating expenses for the three months ended September 25, 2004 totaled $3,345,000, a $595,000 increase over the prior year’s amount of $2,750,000. Research and development charges increased $40,000 to $692,000 in 2004 due to added resources committed to new product development. In addition to the R&D line, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $555,000 to $2,653,000 due mainly to planned resource additions in sales and marketing and information systems to support the higher volume of development opportunities. In addition, various administrative costs associated with running a larger business also increased. Overall, operating expenses as a percentage of sales remained constant at 14% while operating income increased 34% from $1,143,000 in 2003 to $1,531,000 in 2004.

          Other Income (Expense). Interest expense, net, for the third quarter of 2004 was $154,000, an increase of $11,000 from the comparable period in 2003, mainly as a result of slightly higher debt outstanding related to the term loan that resulted from the refinancing of the Company’s credit facility in June 2004. Miscellaneous income / expense amounted to an expense of $61,000 in for the third quarter of

2004 compared with an expense of $4,000 for the same period in 2003. This change resulted mostly due to changes in foreign currency in connection with the Company’s intercompany loan with its U.K. subsidiary, as the U.K. pound strengthened against the U.S. dollar. A $781,000 gain from the forgiveness of debt/grant was recorded during the third quarter of 2003 as the Company fulfilled its obligation to increase employment levels under a government-sponsored loan.

          Income Taxes. The Company reflected a tax benefit of $101,000 for the third quarter of 2004. The Company computed a tax provision of approximately 2% of year-to-date, pre-tax income, related to the use of its NOL’s and the impact of alternative minimum taxes. In addition, the Company’s 2003 tax return was completed during the quarter that has resulted in a tax refund determined to be approximately $100,000, offsetting the current period’s income tax expense.

          Net Income. Net income and diluted earnings per share were $1,417,000 and $0.09, respectively, for the three months ended September 25, 2004, compared to net income and diluted earnings per share of $1,777,000 and $0.12, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 13,229,000 in the third quarter of 2003 to 14,238,000 in 2004 mainly due to stock option exercises and a private equity placement of 200,000 common shares during the fourth quarter of 2003. The impact from “in the money” stock options and warrants resulted in an additional 883,000 and 1,132,000 shares for the average diluted shares outstanding computation in 2004 and 2003, respectively.

Nine months ended September 25, 2004 and September 27, 2003

          Revenues. Consolidated revenues for the nine-month period ended September 25, 2004 amounted to $79,820,000, an increase of $24,408,000, or 44%, from the $55,412,000 reported in the same period in 2003. Primary battery sales increased $19,334,000, or 36%, from $53,652,000 last year to $72,986,000 this year, as a result of strong shipments of HiRate® battery products, led by sales of BA-5390 batteries to military customers. Somewhat lower sales of 9-volt batteries partially offset this increase. Rechargeable revenues rose $4,722,000, from $931,000 to $5,653,000, or 507%, primarily due to higher shipments of rechargeable battery packs to a growing number of customers, led by growth in sales of digital camera batteries manufactured by UTI. Technology Contract revenues were $1,181,000 in the first three quarters of 2004, attributable mainly to work on the Company’s $2,800,000 development contract with General Dynamics. In the same nine-month period a year ago, Technology Contract revenues amounted to $829,000, related to other development contracts.

          Cost of Products Sold. Cost of products sold totaled $61,564,000 for the nine months ended September 25, 2004, an increase of $17,935,000, or 41% over the same nine-month period a year ago. The gross margin on consolidated revenues for the first nine months of 2004 was $18,256,000, or 23% of revenues, an improvement of $6,473,000 over the $11,783,000, or 21% of revenues, reported in the same period in 2003. This improvement resulted primarily from higher volumes and improved operating efficiencies. Consolidated gross margins rose 55% for the first nine months of 2004 compared with 2003 on the 44% increase in revenue. Gross margins in the Company’s Primary battery operations improved $6,298,000, from $12,297,000, or 23% of revenues, in 2003 to $18,595,000, or 25% of revenues, in 2004. In the Company’s Rechargeable operations, the gross margin loss amounted to $587,000 in the first three quarters of 2004, improving from a loss of $914,000 in 2003 primarily related to the higher revenue base, of which a significant portion is related to relatively low margin product manufactured on the Company’s behalf by UTI. The 2004 results for the Rechargeable segment also included a $250,000 charge for increasing reserves for obsolete rechargeable inventory. Gross margins in the Technology Contract segment were $248,000 in the first nine months of 2004, decreasing $152,000 from $400,000 in 2003, mainly due to varying margins realized under different technology contracts.

          Operating Expenses. Operating expenses for the nine months ended September 25, 2004 totaled $9,737,000, a $1,607,000, or a 20% increase over the prior year’s amount of $8,130,000. Research and development costs decreased $128,000 to $1,755,000 in 2004 due to the consolidation of all R&D efforts to the U.S. facility in order to reduce costs and combine efforts. Although the R&D line reflects a decline, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts, resulting in an overall increased focus in R&D efforts. Selling, general, and administrative expenses increased $1,735,000 to $7,982,000 due mainly to planned resource additions in sales, marketing and certain administrative functions necessary to support the growth of the business, including the addition of personnel and higher professional fees. Overall, operating expenses as a percentage of sales improved, declining from 15% in the first nine months of 2003 to 12% in the same period in 2004.

          Other Income (Expense). Interest expense, net, for the first nine months of 2004 was $342,000, a decrease of $38,000 from the comparable period in 2003, mainly as a result of lower net borrowings. Miscellaneous income / expense decreased from income of $183,000 in 2003 to income of $32,000 in 2004 mostly due to changes in foreign currency in connection with the Company’s intercompany loan with its U.K. subsidiary as the U.K. pound strengthened against the U.S. dollar. In 2003, a $781,000 gain from the forgiveness of debt/grant was recorded during the third quarter as the Company fulfilled its obligation to increase employment levels under a government-sponsored loan. In June 2004, the Company recorded a $3,951,000 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401,000 note receivable from UTI, including accrued interest, and the book value of its $1,550,000 equity investment in UTI. The Company decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company’s investment has had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is nominal. The Company continues to hold a 9.2% equity interest in UTI, and it is working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI continues to manufacture product for it and the Company has taken steps to establish alternate sources of supply.

          Income Taxes. The Company reflected a tax benefit of $22,000 for the first nine months of 2004. The Company computed a tax provision of approximately 2% of year-to-date, pre-tax income, related to the use of its NOL’s and the impact of alternative minimum taxes. While the Company has significant net operating loss carryforwards (NOLs) related to past years’ cumulative losses, it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of taxable income. In addition, the Company’s 2003 tax return was completed during the third quarter that has resulted in a tax refund determined to be approximately $100,000, offsetting the current year’s income tax expense.

          Net Income. Net income and diluted earnings per share for the first nine months of 2004 were $4,280,000 and $0.28, respectively, compared to $4,237,000 and $0.31, respectively, for the same nine months in 2003, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 13,004,000 in the first nine months of 2003 to 14,026,000 in 2004 mainly due to stock option exercises, as well as a private equity placement of 200,000 common shares during the fourth quarter of 2003. The impact from “in the money” stock options and warrants resulted in an additional 1,078,000 and 697,000 shares for the average diluted shares outstanding computation in 2004 and 2003, respectively.

Liquidity and Capital Resources (in whole dollars)

          As of September 25, 2004, cash and cash equivalents totaled $11,800,000. During the nine months ended September 25, 2004, the Company provided $10,421,000 of cash from operating activities as compared to using $3,104,000 for the nine months ended September 27, 2003, mainly due to the increase in net income and a decrease in accounts receivable balances from the timing of collections, offset by an increase in inventory due to higher production volumes. In the nine months ended September 25, 2004, the Company used $4,530,000 to purchase plant, property and equipment, relatively consistent with 2003. During the nine month period ended September 25, 2004, the Company generated $6,048,000 in funds from financing activities. The financing activities included inflows from the issuance of stock, mainly as stock options were exercised during the period, along with proceeds from the issuance of new long-term debt, and outflows resulting from a reduction in the Company’s revolving loan balance and retirement of outstanding debt. During the first nine months of 2004, the Company issued 699,938 shares of common stock as a result of exercises of stock options and warrants, and the Company received approximately $4,106,000 in cash proceeds as a result of these transactions. During the third quarter of 2004, the Company closed on a new secured $25,000,000 credit facility, comprised of a five-year $10,000,000 term loan component and a three-year $15,000,000 revolving credit component. This agreement replaced the Company’s $15,000,000 credit facility. Included in the financing activities in 2004 is the $10,000,000 term loan draw down on the new credit facility, the retirement of $867,000 on the previous term loan, and a $6,557,000 decrease in revolving debt related to the previous credit facility.

          Inventory turnover for the first nine months of 2004 was at an annualized rate of 5.7 turns per year, a decline from the 6.7 turns reflected during the full year of 2003, mainly due to the timing of production and shipments, a modest buildup of inventory related to higher production volumes, and a production conversion project at the U.K. operation. The Company’s Days Sales Outstanding (DSOs) was an average of 47 days for the first nine months of 2004, a favorable decrease from the 50 days reflected for the full 12-month period in 2003, as the timing of collections improved.

          At September 25, 2004, the Company had a capital lease obligation outstanding of $86,000 for the Company’s Newark, New York offices and manufacturing facilities.

          As of September 25, 2004, the Company had open capital commitments to purchase approximately $889,000 of production machinery and equipment.

          In May 2004 and June 2004, the Company experienced two fires that damaged certain inventory and property at its facilities. The May 2004 fire occurred at the Company’s U.S. facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at the Company’s U.K. facility and mainly caused damage to various inventory, and to contained, non-manufacturing area in the building that is leased by the Company. It is unknown how the U.K. fire was started. The fires caused relatively minor disruptions to the production operations, and had no impact on the Company’s ability to meet customer demand during the quarter. The total amount of the two losses and related expenses associated with Company-owned assets is expected to be in the range of $2,000,000. Of this total, $450,000 is related to machinery and equipment, $750,000 is related to inventory and $800,000 is required to repair and clean up the facilities. Through September 25, 2005, the Company has received approximately $150,000 in cash from the insurance companies to compensate it for these losses. The impacts on the Consolidated Statement of Operations and the net cash outflows from the Company are expected to be negligible. For financial reporting purposes, the impairment loss and probable reimbursement are netted within the Consolidated Statement of Operations. The Company is working closely with the insurance companies on these matters, and it expects to be fully reimbursed by the insurance companies for these losses. The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. At September 25, 2004, the Company’s prepaid and other current assets on its Consolidated Balance Sheet included a receivable from insurance companies for approximately $1,022,000, consisting of $137,000 for equipment losses, $677,000 for inventory losses and $208,000 for clean-up costs incurred to date, net of $150,000 received from insurance companies.

          On June 30, 2004, the Company closed on a new secured $25,000,000 credit facility, comprised of a five-year $10,000,000 term loan component and a three-year $15,000,000 revolving credit component. The facility is secured by essentially all of the assets of the company. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This agreement replaces the Company’s $15,000,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio. At September 25, 2004, the Company was in compliance with all three covenants.

     On June 30, 2004, the Company drew down the full $10,000,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $166,000 over five years, are to be used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement to be effective on August 2, 2004, related to the $10,000,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%. Derivative Instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 25, 2004 resulted in a liability of $191,000, of which $152,000 was reflected as long-term.

          As of September 25, 2004, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $552,000 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was $260,000 of additional borrowing capacity under this credit facility as of September 25, 2004.

          The Company continues to be optimistic about its future prospects and growth potential. However, the recent rapid growth of the business has created a near-term need for certain machinery, equipment and working capital in order to enhance capacity and build product to meet demand. The recent positive financial results during 2003 have enhanced the Company’s ability to acquire additional financing, as evidenced by the new credit facility entered into as of June 30, 2004. The Company continually explores various sources of capital, including issuing new or refinancing existing debt, and raising equity through private or public offerings. While it continually evaluates these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of financing that currently is available to the Company.

          As described in Part II, Item 1, “Legal Proceedings”, the Company is involved in certain environmental matters with respect to its facility in Newark, New York. Although the Company has reserved for expenses related to this, there can be no assurance that this will be the maximum amount. The ultimate resolution of this matter may have a significant adverse impact on the Company’s financial condition and results of operations in the period in which it is resolved.

          The Company typically offers warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. The Company also offers a 10-year warranty on its 9-volt batteries that are used in ionization-type smoke detector applications. The Company provides for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. While the Company believes that its current warranty reserves are adequate, there is no assurance that future warranty claims will be consistent with past history. In the event the Company’s experiences a significant increase in warranty claims, there is no assurance that the Company’s reserves are sufficient. This could have a material adverse effect on the Company’s business, financial condition and results of operations.

          Debt Obligations

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Term Loan	$9,667,000	$2,000,000	$4,000,000	$3,667,000

Outlook (in whole dollars)

          Management reiterates its second half of 2004 outlook, as stated in its September 27, 2004 announcement, that operating income and revenue could be as low as $400,000 and $42,000,000, respectively, assuming the Company does not receive additional BA-5390 orders during the remainder of the year.

          Based on its belief that the Company will be awarded a portion of the Next Gen II Phase IV contract, and taking into account the uncertain timing of the award, management expects overall military sales will decline modestly in 2005. Management’s assessment of the Company’s growth prospects in the commercial business remains unchanged, with commercial sales, including sales of rechargeable products, expected to increase throughout the year. As a result, management now anticipates 2005 revenue growth in the range of 10%-20% over 2004.

          Generally, quarterly results can be subject to fluctuations as the timing of some customer orders is not often easy to predict. In particular, 9-volt revenues depend upon continued demand from the Company’s customers, some of which depend upon retail sell-through. Similarly, revenues from sales of cylindrical products, primarily to military customers, depend upon a variety of factors, including the timing of the battery solicitation process within the military, the Company’s ability to successfully win contract awards, successful qualification of the Company’s products in the applicable military applications, the timing of shipments related to lot acceptance, and the timing of order releases against such contracts. Additionally, there is always a risk that Congressional appropriations might vary from what is needed or expected. Some of these factors are outside of the Company’s direct control.

          Over the next three to five years, with anticipated growth in various target markets, such as military, medical, automotive telematics, and search and rescue, the Company has targeted an average annual growth rate in revenues of 20% — 30%, heading toward annual revenues of $200 million.

          The Company has a fairly substantial fixed cost infrastructure to support its overall operations. As sales continue to grow, manufacturing efficiencies are realized, and operating expenses (R&D and SG&A) are closely controlled, the Company believes it can generate favorable returns in the range of 30%, and possibly as high as 50%, on incremental revenues, depending on product mix. Conversely, decreasing volumes will likely result in the opposite effect. Within the next couple of years, the Company believes that its gross margins can reach a range of 26%-27% as operating efficiencies improve and the mix of products with higher margins increases. It has set a target of 30% gross margins for the longer-term, i.e. within the next five years. Within the next couple of years, the Company believes that its operating expenses will be in the range of 11%-12% of revenues, and it has set a target to reach 10% of revenues in the longer-term. As a result of the anticipated increase in gross margins and lower operating expenses, operating income as a percentage of revenues is projected to be in the range of 15% within the next couple of years, with a longer-term target of 20%, resulting from higher gross margins and lower operating expenses as a percentage of sales.

          At December 31, 2003, the Company had approximately $76,829,000 in net operating loss (NOL) carryforwards available to offset current and future taxable income. The Company determined there was not sufficient positive evidence in accordance with FAS 109 to record a net deferred tax asset at December 31, 2003. The Company has not reported a net deferred tax asset on its Consolidated Balance Sheet due to prior operating losses. It is reasonably possible the Company’s profitability in 2003 and 2004 would result in the recognition of a deferred tax asset during the fourth quarter of 2004. The accounting impact of this conclusion would result in the recognition of a deferred tax credit that would affect the Company’s Income Statement in the fourth quarter, potentially for as much as $20,000,000 to $30,000,000. Once this adjustment is recognized, the Company expects that it would begin to reflect a “more normal” effective income tax rate in future periods, in the range of 40%. Any cash payments for income taxes, though, are expected to be fairly nominal, as it offsets taxable income with the available NOLs.

          In addition, in early 2004, the Company determined that a change in ownership, as defined under Internal Revenue Code Section 382, had occurred during the fourth quarter of 2003, resulting in an annual limitation on the utilization of the domestic net operating loss carryforwards. The Company currently estimates that the amount of such limitation will be in the range of approximately $22,000,000 annually. If the Company’s U.S. taxable income were to exceed this annual limitation, it could result in a higher than anticipated current tax expense for any year in which this occurs.

Recent Accounting Pronouncements and Developments

          In January 2003, the Emerging Issues Task Force (EITF) issued Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-01 provides guidance on how an entity should evaluate impairment for certain investments, specifically, how to define other-than-temporary impairment and how such impairment should be accounted for by the cost method under APB 18. Subsequently, in September 2004, the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1 that delays the effective date for measurement and recognition guidance included in paragraphs 10-20 of EITF 03-1. Although implementation of the issue has been delayed, adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          In March 2004, the Financial Accounting Standards Board issued an exposure draft that would require companies to expense employee stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, for financial reporting purposes. Such stock option expensing would require the Company to value its employee stock option grants pursuant to an option valuation model, and then amortize that value against its reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS 123 and SFAS 148. If the Company is required to expense employee stock options in the future, this change in accounting treatment could have a material effect on the Company’s reported results of operations, as the stock-based compensation expense would be charged directly against reported earnings.

          On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions that could affect the Company’s current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

Additions to significant accounting policies

Available for Sale Securities:

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

Derivative Financial Instruments:

          Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. In July 2004, the Company entered into an interest rate swap arrangement in connection with the term loan component of its new credit facility. The fair value of this arrangement at September 25, 2004 resulted in a liability of $191,000, of which $152,000 was reflected as long-term.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of commercial paper and U.S. corporate bonds. In July 2004, the Company entered into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of September 25, 2004, a one basis point move in the Eurodollar spread would have a $2,300 value change. (See Note 9 in Notes to Consolidated Financial Statements for additional information.)

Item 4. CONTROLS AND PROCEDURES

          Evaluation Of Disclosure Controls And Procedures – The Company’s president and chief executive officer (principal executive officer) and its vice president- finance and chief financial officer (principal financial officer) have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the president and chief executive officer and vice president — finance and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

          Changes In Internal Controls Over Financial Reporting – There has been no change in the internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

          In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation would be in the range of $230,000. In February, 1998, the Company entered into an agreement with a third party, which provided that the Company and this third party would retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company submitted a work plan to NYSDEC in October 2003, which was approved shortly thereafter. The Company sought proposals from engineering firms to complete the remedial work outlined in the work plan. A firm was selected to perform the tasks associated with the remediation activities, which were completed in December 2003. The test results were then forwarded to NYSDEC for comment. NYSDEC responded to the Company in March 2004 requesting a report summarizing the data, findings, discussions and conclusions. That report has been submitted to NYSDEC who will review and make recommendations as to whether additional remediation is required. Because the Company believes that the source of the contamination has been removed, NYSDEC recommended that the Company conduct quarterly monitoring of the groundwater for one year. The Company believes that the final cost to remediate will not exceed the original estimate. The Company awaits final comments from the NYSDEC and will begin the additional sampling upon approval of the conclusions stated in the report. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company’s business, financial condition and the results of operations in the period in which such claims are resolved.

          A retail end-user of a product manufactured by one of Ultralife’s customers (the “Customer”) has made a claim against the Customer wherein it is asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. The claim between the end-user and the Customer has now been settled. Ultralife has renewed its commitment to the Customer to honor its warranty by replacing any batteries that may be determined to be defective. In the event a claim is filed against Ultralife and it is ultimately determined that Ultralife’s product was defective, replacement of batteries to this Customer or end-user may have a material adverse effect on the Company’s financial position and results of operations.

Item 6. Exhibits

(a)	Exhibits

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC.
(Registrant)

Date: November 3, 2004	By:	/s/ John D. Kavazanjian

John D. Kavazanjian President and Chief Executive Officer

Date: November 3, 2004	By:	/s/ Robert W. Fishback

Robert W. Fishback Vice President — Finance and Chief Financial Officer

Index to Exhibits

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications