Form 10-K
period 2004-12-31
ULTRALIFE BATTERIES INC
filed 2005-03-21
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
OR

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from
Commission file number 0-20852

ULTRALIFE BATTERIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1387013

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Technology Parkway, Newark, New York	14513

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 332-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.10 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     On June 26, 2004, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $264,000,000 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on June 25, 2004.

     As of February 5, 2005, the Registrant had 14,394,612 shares of Common Stock outstanding, net of 727,250 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Ultralife Batteries, Inc. Proxy Statement – Certain portions of the Registrant’s Definitive Proxy Statement relating to the June 9, 2005 Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10-14 herein.

PART I

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company’s products and services, the successful commercialization of the Company’s rechargeable batteries, general economic conditions, government and environmental regulation, timing and finalization of bid and non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in the Company’s business strategy or development plans, capital deployment, business disruptions, including those caused by fire, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 7.

     As used in this Report, unless otherwise indicated the terms “Company” and “Ultralife” include the Company’s wholly-owned subsidiary, Ultralife Batteries (UK) Ltd.

ITEM 1. BUSINESS

General

     Ultralife Batteries, Inc. is a global provider of power solutions for diverse applications. The Company develops, manufactures and markets a wide range of non-rechargeable and rechargeable batteries, charging systems and accessories for use in military, industrial and consumer portable electronic products. Through its range of standard products and engineered solutions, Ultralife is able to provide the next generation of power systems. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available.

     Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the calendar year ended December 31, 2003 are referred to as “2003”. The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as “Transition 2002”. The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as “fiscal” years. For instance, the year ended June 30, 2002 is referred to as “Fiscal 2002”, and the year ended June 30, 2001 is referred to as “Fiscal 2001”.

     The Company reports its results in three operating segments: Non-Rechargeable Batteries, Rechargeable Batteries, and Technology Contracts. The Non-Rechargeable Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries and battery chargers and accessories. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 11 in the Notes to Consolidated Financial Statements.)

     The Company’s website address is www.ultralifebatteries.com. The Company makes available free of charge via a hyperlink on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company will provide this information upon written request to the attention of Peter F. Comerford, Secretary, Ultralife Batteries, Inc., 2000 Technology Parkway, Newark, New York, 14513. Information is also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Non-Rechargeable Batteries

     The Company manufactures and markets a family of lithium-manganese dioxide (Li-MnO2) non-rechargeable batteries including 9-volt, HiRate® cylindrical, and Thin Cell®, in addition to magnesium silver-chloride seawater-activated batteries. Applications of the Company’s 9-volt batteries include smoke alarms, wireless security systems and intensive care monitors, among many other devices. The Company’s HiRate and Thin Cell lithium non-rechargeable batteries are sold primarily to the military and to OEMs for industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. The Company also manufactures seawater-activated batteries for specialty marine applications. The Company believes that the materials used in, and the chemical reactions inherent to, lithium batteries provide significant advantages over other currently available non-rechargeable battery technologies. These advantages include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company’s non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline, have sloping voltage profiles that result in decreasing power output during discharge. While the price for the Company’s lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of the Company’s lithium batteries allow longer operating time and less frequent battery replacements for the Company’s targeted applications.

     According to 2004 reports by the Freedonia Group, Incorporated, the global market for non-rechargeable batteries was approximately $18.2 billion in 2003, and is expected to reach approximately $24.3 billion in 2008. The lithium non-rechargeable battery market accounted for approximately $2.0 billion of the 2003 market and is expected to reach over $3.4 billion in 2008.

     Revenues for this segment for the year ended December 31, 2004 were $87.9 million and segment contribution was $20.5 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2004 Consolidated Financial Statements and Notes thereto for additional information.

Rechargeable Batteries

     The Company believes that its range of lithium polymer and lithium ion rechargeable batteries offers substantial benefits, including the ability to design and produce lightweight cells in a variety of custom sizes, shapes, and thickness. While the Company continues to focus on the markets for lithium polymer batteries utilizing its own technology and manufacturing infrastructure, in order to expand its product offerings it also markets rechargeable batteries comprised of cells manufactured by other qualified manufacturers, including Ultralife Taiwan, Inc. (“UTI”), in which the Company has a 9.2% ownership interest at December 31, 2004. Additionally, the Company is utilizing the rechargeable battery products it has developed for military applications to satisfy commercial customers seeking turnkey battery solutions and chargers.

     According to 2004 reports by Institute of Information Technology, Ltd., the global portable rechargeable batteries market was approximately $5.2 billion in 2003 and is expected to reach approximately $7.6 billion in 2005. The widespread use of a variety of portable consumer electronic products such as notebook computers, cellular telephones, digital still cameras, PDA’s and music players has placed increasing demands on battery technologies, including lithium polymer and lithium ion, to deliver greater amounts of energy through efficiently designed, smaller and lighter batteries.

     Revenues for this segment for the year ended December 31, 2004 were $8.1 million and segment contribution was a loss of $582,000. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2004 Consolidated Financial Statements and Notes thereto for additional information.

Technology Contracts

     On a continuing basis, the Company seeks to fund part of its efforts to identify and develop new applications for its products and to advance its technologies through contracts with both government agencies and third parties. The Company has been successful in obtaining awards for such programs for both rechargeable and non-rechargeable battery technologies.

     Revenues for this segment in the year ended December 31, 2004 were $2.2 million and segment contribution was $393,000. Revenues in this segment are expected to increase modestly as the Company continues to obtain contracts that are in parallel with its efforts to ultimately commercialize products that it develops. See Management’s Discussion and

Analysis of Financial Condition and Results of Operations and the 2004 Consolidated Financial Statements and Notes thereto for additional information.

Corporate

     The Company allocates revenues and cost of sales across the above business segments. The balance of income and expense, including, but not limited to research and development expenses, selling, general and administrative expenses, and interest income and expense are reported as Corporate expenses.

     There were no revenues for this category in the year ended December 31, 2004 and corporate contribution was a loss of $15.2 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2004 Consolidated Financial Statements and Notes thereto for additional information.

History

     The Company was formed as a Delaware corporation in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9-volt lithium-manganese dioxide non-rechargeable battery. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications, which, once completed, resulted in a battery with improved performance and shelf life. In December 1992, the Company completed its initial public offering and became listed on NASDAQ. In June 1994, the Company formed a subsidiary, Ultralife Batteries (UK) Ltd., which acquired certain assets of the Dowty Group PLC (“Dowty”). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high-rate lithium and seawater-activated batteries and a team of highly skilled scientists with significant lithium battery technology expertise. Ultralife (UK) further expanded its operations through its acquisition of certain assets and technologies of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co. (“Hoppecke”) in July 1994. In December 1998, the Company announced a venture with PGT Energy Corporation (“PGT”), together with a group of investors, to produce lithium rechargeable batteries in Taiwan. During Fiscal 2000, the Company provided the venture, Ultralife Taiwan, Inc. (“UTI”), with proprietary technology and other consideration in exchange for approximately a 46% interest in the venture. Due to stock grants to certain UTI employees in Fiscal 2001, subsequent capital raising initiatives, and the Company’s disposition of a portion of its ownership interest in October 2002, the Company’s ownership interest in UTI has been reduced to 9.2% as of December 31, 2004. Over the past few years, the Company has expanded its product offering of lithium non-rechargeable and rechargeable batteries.

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

Non-Rechargeable Batteries

     A non-rechargeable battery is used until discharged and then discarded. The principal competing non-rechargeable battery technologies are carbon-zinc, alkaline and lithium. The Company’s non-rechargeable battery products, exclusive of its seawater-activated batteries, are based primarily on lithium-manganese dioxide technology. The following table sets forth the performance characteristics of battery technologies that the Company believes represent its most significant current or potential competition for its 9-volt and high-rate lithium batteries.

     Comparison of Non-Rechargeable Battery Technologies

	Energy Density				Operating
	Watt- hours per	Watt- hours per	Discharge	Shelf Life	Temperature
Technology	kilogram	liter	Profile	(years)	Range (°F)
9-Volt Configurations:
Carbon-zinc (1)	36	59	Sloping	1	20 to 130
Alkaline (1)	80	171	Sloping	5	0 to 130
Ultralife lithium-manganese dioxide (2)	262	406	Flat	10	-4 to 140

High-Rate Cylindrical: (3)
Alkaline (1)	88	223	Sloping	7	0 to 130
Lithium-sulfur dioxide (1)(4)	247	396	Flat	10	-60 to 160
Ultralife lithium-manganese dioxide (2)	263	592	Flat	10	-40 to 160

(1)	Data compiled from industry sources and sales literature of other battery manufacturers or derived therefrom by the Company.

(2)	Results of tests conducted by the Company.

(3)	Data for equivalent D-size cells.

(4)	The Company believes that these batteries are limited in application due to health, safety and environmental risks associated therewith.

     Energy density refers to the total amount of electrical energy stored in a battery divided by the battery’s weight and volume, as measured in watt-hours per kilogram and watt-hours per liter, respectively. Higher energy density translates into longer operating times for a battery of a given weight or volume and, therefore, fewer replacement batteries. Discharge profile refers to the profile of the voltage of the battery during discharge. A flat discharge profile results in a more stable voltage during discharge of the battery. High temperatures generally reduce the storage life of batteries, and low temperatures reduce the battery’s ability to operate efficiently. The inherent electrochemical properties of lithium batteries result in improved low temperature performance and an ability to withstand relatively high temperature storage.

     The Company’s non-rechargeable battery products are based predominantly on lithium-manganese dioxide technology. The Company believes that materials used in, and the chemical reactions inherent to, the lithium batteries provide significant advantages over currently available non-rechargeable battery technologies which include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company’s non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline, have sloping voltage profiles that result in decreasing power outage during discharge. While the price for the Company’s lithium batteries is generally higher than commercially available alkaline batteries produced by others, the Company believes that the increased energy per unit of weight and volume of its batteries will allow longer operating time and less frequent battery replacements for the Company’s targeted applications. Therefore, the Company believes that its non-rechargeable batteries are price competitive with other battery technologies on a price per watt-hour basis.

     9-Volt Lithium Battery. The Company’s 9-volt lithium battery delivers a unique combination of high energy and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While the Company’s 9-volt battery price is generally higher than conventional 9-volt carbon-zinc and alkaline batteries, the Company believes the enhanced operating performance and decreased costs associated with battery replacement make the Ultralife 9-volt battery more cost effective than conventional batteries on a cost per watt-hour basis when used in a variety of applications.

     The Company currently markets its 9-volt lithium battery to OEM and consumer retail markets, including manufacturers of safety and security systems such as smoke alarms, medical devices and other electronic devices. Applications for which the Company’s 9-volt lithium battery are currently sold include:

Safety and Security Equipment	Medical Devices	Specialty Devices

Smoke alarms Wireless alarm systems Tracking devices Transmitters/receivers	Bone growth stimulators Telemetry equipment Portable blood analyzers Ambulatory infusion pumps	Electronic meters Parking meters Wireless audio devices Guitar pick-ups

     The Company currently sells its 9-volt battery to Kidde Safety, Invensys (Firex®), BRK Brands (First Alert®), Universal Security Instruments, NADI, Sensotec, Uniline, Garvan and Homewatch for long-life smoke alarms; to Energizer, Philips Medical Systems, i-STAT Corp. and Orthofix for medical devices; and to ADT, Ademco, Interactive Technologies, Inc., and Internix (Japan) for security devices. Kidde Safety, Invensys (Firex®), BRK Brands (First Alert®), Universal Security Instruments, NADI, Sensotec, Uniline, Garvan and Homewatch offer long life smoke alarms powered by the Company’s 9-volt lithium battery with a limited 10-year warranty. The Company also manufactures its 9-volt lithium battery under private label for Energizer, Telenot in Germany and Uniline in Sweden. Additionally, the Company sells its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Radio Shack, TrueValue Hardware (TruServ), Ace Hardware, Fred Meyer, Inc., Menards, Chase Pitkin, Lowe’s and a number of catalogs and Internet retailers.

     The Company’s 9-volt lithium battery market benefited as a result of a state law enacted in Oregon. The Oregon statute requires all battery-operated ionization-type smoke alarms sold in that state to include a 10-year battery. The Company believes that if similar legislation were to ultimately pass in any major state, and if other states were to follow suit, demand for the Company’s 9-volt batteries could increase significantly. The Company is also benefiting from local and national legislation passed in various U.S. and European locations, which requires the installation of smoke alarms. The passage of this type of legislation in other countries could also increase the demand for the Company’s 9-volt batteries.

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

     Cylindrical HiRate and Thin Cell Lithium Batteries. The Company believes that its high-rate cylindrical and thin lithium cells, based on its proprietary lithium-manganese dioxide technology, are the most advanced high-rate lithium power sources currently available. The Company also markets high-rate lithium batteries using cells from other manufacturers in other sizes and voltage configurations in order to offer a more comprehensive line of batteries to its customers.

     The Company markets its line of high-rate lithium cells and batteries to the OEM market for industrial, military, medical, automotive telematics and search and rescue applications, among others. Significant industrial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Among the military uses are manpack radios, night vision goggles, chemical agent monitors, and thermal imaging equipment. Search and rescue applications include ELT’s (Emergency Location Transmitters) for aircraft and EPIRB’s (Emergency Position Indicating Radio Beacons) for ships.

     The market for high-rate lithium batteries has been dominated by lithium-sulfur dioxide and lithium-thionyl chloride, which possess liquid cathode systems. However, there is an increasing market share being taken by lithium- manganese dioxide, a solid cathode system, because of its superior performance and safety. The Company believes that its high-rate lithium manganese dioxide batteries offer a combination of performance, safety, cost, and environmental benefits which will enable it to gain an increasing share of this market.

     Some of the Company’s main cylindrical cell and thin cell lithium batteries include the following:

          High-rate Cylindrical Cells and Batteries. The Company markets a wide range of high-rate cylindrical non-rechargeable lithium batteries in various sizes and voltage configurations. The Company currently manufactures a range of high-rate lithium cells under the Ultralife HiRate® brand, which are sold and packaged into multi-cell battery packs. These include D, C, 1 1/4 C, 1/2AA and 19 mm x 65 mm configurations, among other sizes. Based on the Company’s lithium-manganese dioxide chemistry, the Company’s cylindrical cells use solid-cathode construction, are non-pressurized and non-toxic, and are considered safer than liquid cathode systems.

          BA-5372 Batteries. The Company’s BA-5372 battery is a cylindrical 6-volt lithium-manganese dioxide battery, which is used for memory back-up in communications devices, including the Army’s Single Channel

Ground and Airborne Radio System (SINCGARS), the most widely used of these devices. This battery offers a combination of performance features suitable for military applications including high energy density, light weight, long shelf life and ability to operate in a wide temperature range.

          BA-5368 Batteries. The Company’s BA-5368 battery is a cylindrical 12-volt lithium-manganese dioxide battery, which is used in AN/PRC-90 pilot survival radios. This battery is used by the U.S. military and other military organizations around the world.

          BA-5367 Batteries. The Company’s BA-5367 battery is a cylindrical 3-volt lithium-manganese dioxide battery, which is a direct replacement for the lithium-sulfur dioxide BA-5567 battery, and has over 50% more capacity. It is used in a variety of military night vision, infrared aiming, digital messaging and meteorological devices.

          1/2 AA Batteries. The Company’s 1/2 AA battery is a cylindrical 3-volt lithium-manganese dioxide which is used in AN/AVS-9 fixed-wing aviator night vision goggles.

          BA-5390 Batteries. The Company’s BA-5390 battery is an alternative for the Li-SO2 BA-5590 battery, the most widely used battery in the U.S. armed forces. The BA-5390 is a rectangular 15/30-volt lithium-manganese dioxide battery, which provides 50% more capacity (mission time) than the BA-5590, and is primarily used as the main power supply for the Army’s SINCGARS (Manpack) radios. Approximately 60 other military applications, such as the Javelin Medium Anti-Tank Weapon Command Unit, also use these batteries.

          Thin Cell Batteries. The Company has developed a line of thin lithium-manganese dioxide non-rechargeable batteries under the Ultralife Thin Cell® brand. The Thin Cell batteries are flat, lightweight, flexible batteries that in certain configurations can be manufactured to conform to the shape of the particular application. The Company is currently offering two configurations of the Thin Cell battery, which range in capacity from 400 milliampere-hours to 1,500 milliampere-hours. The Company is currently marketing these batteries to OEMs for applications such as wearable medical devices, theft detection systems, and identification tags.

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

Rechargeable Batteries

     In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Generally, discharge and recharge cycles can be repeated hundreds of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in number of cycles a battery can achieve until 80% of the battery’s initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride and lithium-based batteries. Rechargeable batteries generally can be used in many non-rechargeable battery applications, as well as in applications such as portable computers and other electronics, cellular telephones, medical devices, wearable devices and many other consumer products.

     Three important parameters for describing the performance characteristics of a rechargeable battery suited for today’s portable electronic devices are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today’s electronic devices. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. Lithium batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight for a given energy content. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge many times before noticing a difference in performance.

     Energy density refers to the total amount of electrical energy stored in a battery divided by the battery’s weight and volume as measured in watt-hours per kilogram and watt-hours per liter, respectively. High energy density and long achievable cycle life are important characteristics for comparing rechargeable battery technologies. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Accordingly, greater energy density will enable the use of smaller and lighter batteries with energy comparable to those currently marketed. Long achievable cycle life, particularly in combination with high energy density, is suitable for applications requiring frequent battery recharges, such as cellular telephones and portable computers.

     Lithium Polymer Rechargeable Batteries. The Company manufactures, or has others contract manufacture to the Company’s specifications, lithium polymer rechargeable batteries. These batteries are comprised of ultra-thin and flexible components including a metallic oxide cathode, a carbon anode and a polymer electrolyte. The Company believes that users of portable electronic products such as wearable computers and wireless devices are seeking smaller and lighter products that require less frequent recharges while providing the same or additional energy. The Company believes that its technology is attractive to OEMs of such products since the use of a polymer electrolyte, rather than a liquid electrolyte, reduces the battery’s overall weight and volume, and allows for increased design flexibility in conforming batteries to the variety of shapes and sizes required for portable electronic products. The Company can provide a variety of cell sizes to satisfy market demands. Typical cell sizes currently offered by the Company include cells ranging in size from 3.2x20x30 mm to 3.6x106x102 mm and ranging in capacity from 120 mAh to 3,300 mAh.

     Lithium Ion Cells and Batteries. The Company offers a variety of lithium ion cells ranging in size from 3.8x34x50 mm to 10x34x50 mm and in capacity from 600 mAh to 1,800 mAh. Additionally, the Company offers battery packs made from single and multiple lithium ion cells. The Company also offers the following battery packs containing lithium ion cells:

          UBI-2590 Batteries. The Company’s UBI-2590 battery is the lithium ion rechargeable version of the BA-5390 non-rechargeable battery, and can be used in many of the same military applications as the BA-5390. The Company is also marketing this battery, and a number of chargers, for use in military and commercial applications.

          LWC-L Batteries. The Company’s LWC-L battery is a lithium ion rechargeable commercial version of the Land Warrior military battery being developed for the U.S. Army Land Warrior-Stryker program. The Company is also marketing this battery, and a charger, for use in commercial applications.

          LI-7 Batteries. The Company’s LI-7 battery was originally developed for the U.S. Army Land Warrior program. It has a built-in state-of-charge indicator and can be charged via a cable connection or through contacts on the top of the battery. The Company is also marketing this battery for use in commercial applications.

          Battery Charging Systems and Accessories. To provide its customers with complete power system solutions, the Company offers a line of battery charging systems and accessories.

Sales and Marketing

     The Company employs a staff of sales and marketing personnel in the U.S., England and Germany. The Company sells its current products directly to OEMs in the U.S. and abroad and has contractual arrangements with sales agents who market the Company’s products on a commission basis in particular areas. The Company also distributes its products through domestic and international distributors and retailers that purchase batteries from the Company for resale. The Company’s sales are generated primarily from customer purchase orders, and the Company has traditionally had a number of long-term sales contracts with customers. The Company does not believe sales are seasonal, but it is possible the Company may experience seasonality in products sold to electronic markets.

     In 2004, sales to U.S. and non-U.S. customers were $82,035,000 and $16,147,000, respectively. (See Note 11 in the Notes to Consolidated Financial Statements.)

Non-Rechargeable Batteries

     The Company has targeted sales of its non-rechargeable batteries to manufacturers of security and safety equipment, automotive telematics, medical devices, search and rescue equipment and specialty instruments, as well as users of military equipment. The Company’s strategy is to develop sales and marketing alliances with OEMs and governmental agencies that utilize its batteries in their products, commit to cooperative research and development or marketing programs, and recommend the Company’s products for design-in or replacement use in their products. The Company is addressing these markets through direct contact by its sales and technical personnel, use of sales agents and stocking distributors, manufacturing under private label and promotional activities.

     The Company seeks to capture a significant market share for its products within its targeted OEM markets, which the Company believes, if successful, will result in increased product awareness and sales at the end-user or consumer level. The Company is also selling the 9-volt battery to the consumer market through retail distribution. Most military procurements are done directly by the specific government organizations requiring batteries, based on a competitive bidding process. For those military procurements that are not bid, the procurements are typically subject to an audit of the product’s underlying cost structure and associated profitability. Additionally, the Company is typically required to successfully meet contractual specifications and to pass various qualification testing for the batteries under contract by the military. An inability by the Company to pass these tests in a timely fashion could have a material adverse effect on the Company’s business, financial condition and results of operations. When a government contract is awarded, there is a government procedure that allows for companies to formally protest such award if they believe they were unjustly treated in the evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on the Company’s business, financial condition and results of operations.

     During 2004, the Company had one major customer, the U.S. Army / Communications and Electronics Command (CECOM). In October 2004, purchasing responsibility for battery procurement was transferred to Defense Logistics Agency (DLA). Together, this customer comprised approximately 55% of the Company’s revenue. The Company believes that the loss of this customer would have a material adverse effect on the Company. The Company is not aware of any issues with this customer relationship.

     The Company has been successfully marketing its products to military organizations in the U.S. and other countries around the world. These efforts have recently resulted in some significant contracts for the Company. For example, in June 2002, the Company was awarded a five-year production contract by the U.S. Army/CECOM to provide three types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. The contract provides for order releases approximately every six months over a five-year period with a maximum potential value of up to $32 million. Combined, these batteries comprise what is called the Small Cell Lithium Manganese Dioxide Battery Group under CECOM’s NextGen II acquisition strategy. A major objective of this acquisition is to maintain a domestic production base of a sufficient capacity to timely meet peacetime demands and have the ability to surge quickly to meet deployment demands. In December 2004, the company was awarded 100% of the Next Gen II Phase IV battery production contracts by the U.S. Defense Department to provide five types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. Combined, these batteries comprise what is called the Rectangular Lithium Manganese Dioxide Battery Group. The Government awarded 60 percent to the Company’s U.S. operation and 40 percent to its U.K. operation. The contract provides for order releases over a five-year period with a maximum potential value of up to $286 million. In early 2005, a competitor of the Company protested the Company’s award of the Next Gen II Phase IV contract with the U.S. military, and as a result the government is precluded from progressing under this contract until the protest is resolved, which is expected to be concluded within the next several weeks. While the Company is optimistic about a favorable resolution of this protest, it cannot predict the ultimate outcome.

     At December 31, 2004, the Company’s backlog related to non-rechargeable battery orders was approximately $13 million. The majority of this backlog was related to recent military orders, which are expected to ship throughout 2005.

Rechargeable Batteries

     The Company has targeted sales of its lithium ion and lithium polymer rechargeable batteries and charging systems through OEM suppliers, as well as distributors and resellers focused on its target markets. The Company is currently seeking a number of design wins with OEMs, and believes that its design capabilities, product characteristics and solution integration will drive OEMs to incorporate the Company’s batteries into their product offerings, resulting in revenue growth opportunities for the Company.

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

     At December 31, 2004, the Company’s backlog related to rechargeable battery orders was not significant.

Technology Contracts

     The Company has participated in various programs in which it performed contract research and development. These programs have incorporated a profit margin in their structure. The current strategy for the Company is to seek development projects that are in harmony with its process and product strategy. An example is a Science and Technology Contract awarded to the Company by the U.S. Army during 2002 for the development of a Land Warrior specific hybrid power source system and smart rapid-on-the-move charger. Although the Company reports technology contracts as a separate business segment, it does not actively market this segment as a revenue source but rather accepts technology contract business that supports and advances its overall battery business strategy.

Patents, Trade Secrets and Trademarks

     The Company relies on licenses of technology as well as its patented and unpatented proprietary information, know-how and trade secrets to maintain and develop its commercial position. Although the Company seeks to protect its proprietary information, there can be no assurance that others will not either develop the same or similar information independently or obtain access to the Company’s proprietary information, despite the Company’s efforts to protect its proprietary information. In addition, there can be no assurance that the Company would prevail if it asserted its intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against the Company in the future. The Company believes, however, that its success is less dependent on the legal protection that its patents and other proprietary rights may or will afford than on the knowledge, ability, experience and technological expertise of its employees.

     The Company holds 11 patents in the U.S. and foreign countries, three of which relate to rechargeable polymer batteries, and nine patent applications pending. The Company also pursues foreign patent protection in certain countries. The Company’s patents protect technology that makes automated production more cost-effective and protect important competitive features of the Company’s products. However, the Company does not consider its business to be dependent on patent protection.

     The Company’s research and development in support of its rechargeable battery technology and products is currently based, in part, on non-exclusive technology transfer agreements. The Company made an initial payment of $1.0 million in 1994 for such technology and is required to make royalty and other payments for products that incorporate the licensed technology of 8% of the fair market value of the royalty-bearing product. The license continues for the respective unexpired terms of the patent licenses, and continues in perpetuity with respect to other licensed technical information.

     In 2003, the Company entered into an agreement with Saft to license certain tooling for BA-5390 battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2004 was $605,000. This agreement expires in the year 2017.

     All of the Company’s employees in the U.S. and all the Company’s employees involved with the Company’s technology in England are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by the Company. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for a period of one year thereafter. There can be no assurance that the Company will be able to enforce these agreements.

     The following are registered trademarks or trademarks of the Company: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife Polymer®, The New Power Generation®, LithiumPower®, SmartCircuit™, and The Ultimate Power Source™.

Manufacturing and Raw Materials

     The Company manufactures its products from raw materials and component parts that it purchases. The Company has ISO 9001 certification for its lithium battery manufacturing operations in both of its manufacturing facilities in Newark, New York and Abingdon, England.

Non-Rechargeable Batteries

     The Company’s Newark, New York facility has the capacity to produce in excess of nine million 9-volt batteries per year, approximately eleven million cylindrical cells per year, and approximately 500,000 thin cells per year. The manufacturing facility in Abingdon, England is capable of producing over one million cylindrical cells per year. This facility also manufactures seawater-activated batteries and assembles customized multi-cell battery packs. Capacity, however, is also related to individual operations and product mix changes can produce bottlenecks in individual operation, constraining overall capacity. The Company has acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and believes that it has sufficient capacity in these areas. The Company continually evaluates its requirements for additional capital equipment, and the Company believes that the planned increases in its current manufacturing capacity will be adequate to meet foreseeable customer demand. However, with further unanticipated growth in demand for the Company’s products, demand could exceed capacity, which would require it to install additional capital equipment to meet these incremental needs, which in turn may require the Company to lease or contract additional space to accommodate needs.

     The Company utilizes lithium foil as well as other metals and chemicals to manufacture its batteries. Although the Company knows of only three major suppliers that extrude lithium into foil and provide such foil in the form required by the Company, it does not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities it requires. Certain materials used in the Company’s products are available only from a single source or a limited number of sources. Additionally, the Company may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although the Company believes that alternative sources are available to supply materials that could replace materials it uses and that, if necessary, the Company would be able to redesign its products to make use of an alternative product, any interruption in its supply from any supplier that serves currently as the Company’s sole source could delay product shipments and adversely affect the Company’s financial performance and relationships with its customers. Although the Company has experienced interruptions of product deliveries by sole source suppliers, none of such interruptions has had a material effect on the Company. All other raw materials utilized by the Company are readily available from many sources.

     The Company uses various utilities to provide heat, light and power to its facilities. As energy costs rise, the Company continues to seek ways to reduce these costs and will initiate energy-saving projects at times to assist in this effort. It is possible, however, that rising energy costs may have an adverse effect on the Company’s financial results.

     The total carrying value of the Company’s non-rechargeable battery inventory, including raw materials, work in process and finished goods, amounted to approximately $11.0 million as of December 31, 2004.

Rechargeable Batteries

     In December 2004, the Company recorded an impairment charge of $1.8 million related to certain polymer rechargeable manufacturing assets based on the determination that these assets would no longer be utilized, resulting from a strategic decision to no longer manufacture polymer rechargeable cells. Of the total impairment charge, $0.7 million related to the net book value of the Company’s own assets and $1.1 million related to the present value of remaining payments for leased assets.

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

     In addition to its own manufacturing capabilities for rechargeable batteries, the Company has a 9.2% ownership interest in a venture in Taiwan, named Ultralife Taiwan, Inc. (UTI). This venture, established in December 1998, was initially set up to develop manufacturing capabilities using the Company’s polymer rechargeable technology. In addition, UTI has recently developed the capability to manufacture rechargeable lithium batteries using lithium ion technologies. The Company uses UTI and other lithium rechargeable cell manufacturers as sources of raw materials for the assembly of battery packs. In October 2002, when the Company sold a portion of its ownership interest in UTI, the Company obtained an agreement from UTI that over the following three years, the Company will have reserved access to 10% of UTI’s high volume capacity for rechargeable lithium battery products and the rights to utilize UTI’s LSB (Large Scale Battery) technology for the production of large capacity lithium ion batteries for government and military markets in the U.S. and the U.K.

     The total carrying value of the Company’s rechargeable battery inventory, including raw materials, work in process and finished goods, amounted to approximately $3.0 million as of December 31, 2004.

Research and Development

     Since its inception, the Company has concentrated significant resources on research and development activities. The Company conducts its research and development in Newark, New York. During 2004, 2003, Transition 2002 and Fiscal 2002 the Company expended approximately $2.6 million, $2.5 million, $1.1 million, and $4.3 million, respectively, on research and development. R&D expenses for 2004, 2003 and Transition 2002 moderated somewhat compared to Fiscal 2002 as the development efforts for polymer rechargeable batteries declined substantially. The Company expects that research and development expenditures will increase over the levels experienced in 2004, as new product development initiatives will drive the Company’s growth. As in the past, the Company will continue to seek to fund part of its research and development efforts from both government and non-government sources.

Cylindrical Cell Lithium Batteries

     Since the summer of 2001, the Company’s strategy has included the development of new cells and batteries for various military applications, utilizing technology developed through its work on pouch cell development, as described below. The Company plans on continuing this activity, as this market is a significant potential growth area for the business. In addition, the Company is leveraging the new battery cases and components it is developing by introducing rechargeable versions of these products. In 2004, the Company expanded its development efforts in commercial markets by the implementation of a Rapid Response Team to quickly respond to customers’ development requests. For 2004, development costs were split between costs related to military development and costs associated with commercial customers. During 2003 and Transition 2002, the Company focused mainly on development of military batteries. The Company began to realize revenues from these development efforts in small amounts in Transition 2002, with significant increases in revenues realized in 2003 and 2004.

Rechargeable Batteries

     The Company is directing its rechargeable battery research and development efforts toward design optimization and customization to customer specifications. These batteries have a broad range of potential applications in industrial and military markets including communications and computing devices and other portable electronic devices.

     During Fiscal 2002, the Company significantly reduced its development efforts focused on the lithium polymer rechargeable technology due to changing economic conditions. As a result, the Company realized significantly lower expenditures for rechargeable R&D in Transition 2002. In 2003, the Company’s development efforts for the rechargeable line increased slightly from Transition 2002 levels as the Company aligned its development resources to more effectively respond to increasing customer requests for rechargeable battery solutions. In 2004, development efforts again increased over 2003 as the level of interest in rechargeable batteries continued to grow. (See Item 7, Management’s Discussion and Analysis, for additional information concerning the Company’s change in strategy.)

Technology Contracts

     The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. In 2003, the Company was awarded the initial phase of a government sponsored contract for battery charging systems. The Company successfully completed the contract during 2003. In December 2003, the Company was awarded a Small Business Innovative Research (SBIR) contract for the development of a polymer battery. The development phase of this contract was completed in mid-2004.

     In February 2004, the Company announced that it received a development contract from General Dynamics valued at approximately $2.7 million. The contract is for lithium non-rechargeable and lithium ion rechargeable batteries, as well as vehicle and soldier-based chargers for the Land Warrior-Stryker Interoperable (LW-SI) program. The development work is currently in process, and initial deliveries began in the third quarter of 2004. The contract’s initial phase is scheduled for mid-2005 completion. The Company has recently bid on an expanded scope extension on this project, and expects an announcement from the contractor in early 2005.

Battery Safety; Regulatory Matters; Environmental Considerations

     Certain of the materials utilized in the Company’s batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use.

     The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO) and corresponding International Air Transport Association (IATA) Dangerous Goods Regulations and, in the U.S., by the Department of Transportation (DOT). The Company currently ships its products pursuant to ICAO, IATA and DOT hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and additional regulations are expected to go into effect in 2005. The new regulations require companies to meet certain new testing, packaging, labeling and shipping specifications for safety reasons. The Company complies with all current U.S. and international regulations for the shipment of its products, and will comply with any new regulations that are imposed. The Company has established its own testing facilities to ensure that it complies with these regulations. If the Company were unable to comply with the new regulations, however, or if regulations are introduced that limit the Company’s ability to transport its products to customers in a cost-effective manner, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

     National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers of the Company that could adversely affect the demand for the Company’s products. There can be no assurance that additional or modified regulations relating to the storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. In 2004, the Company spent approximately $704,000 on environmental controls, including costs to properly dispose of potentially hazardous waste.

     Since non-rechargeable and rechargeable lithium battery chemistry reacts adversely with water and water vapor, certain of the Company’s manufacturing processes must be performed in a controlled environment with low relative humidity. Both of the Company’s facilities contain dry rooms as well as specialized air drying equipment.

Non-Rechargeable Batteries

     The Company’s non-rechargeable battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. Over the past ten years, the Company has experienced fires that have temporarily interrupted certain manufacturing operations. Most recently, in May 2004 and June 2004, the Company experienced two fires that damaged certain inventory and property at its facilities. The May 2004 fire occurred at the Company’s U.S. facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at the Company’s U.K. location and mainly caused damage to various inventory and the U.K. company’s leased facility. The fire was contained mainly in a bunkered, non-manufacturing area designed to store various material, and there was additional smoke and water damage to the facility and its contents. It is unknown how the U.K. fire was started. The fires caused relatively minor disruptions to the production operations, and had no impact on the Company’s ability to meet customer demand. The Company believes that it has adequate fire insurance, including business interruption insurance, to protect against fire losses in its facilities.

     The Company’s 9-volt battery is designed to conform to the dimensional and electrical standards of the American National Standards Institute, and the 9-volt battery and certain 3-volt cells are recognized under the Underwriters Laboratories, Inc. Component Recognition Program.

Rechargeable Batteries

     The Company is not currently aware of any regulatory requirements regarding the disposal of lithium polymer or lithium ion rechargeable cells and batteries.

Corporate

     Refer to description of environmental remediation for the Company’s Newark, New York facility more specifically set forth in Item 3, Legal Proceedings.

Competition

     Competition in the battery industry is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. The

Company competes against companies producing lithium batteries as well as other non-rechargeable and rechargeable battery technologies. The Company competes on the basis of design flexibility, performance and reliability. There can be no assurance that the Company’s technology and products will not be rendered obsolete by developments in competing technologies which are currently under development or which may be developed in the future or that the Company’s competitors will not market competing products which obtain market acceptance more rapidly than those of the Company.

     Historically, although other entities may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. During the past few years, several Asian companies have gained manufacturing strength in the polymer sector. The Company’s strategy is to form marketing partnerships with selected companies in order to minimize competition from these companies. Through its experience in battery manufacturing, the Company has also developed expertise, which it believes would be difficult to reproduce without substantial time and expense in the non-rechargeable battery market.

Employees

     As of February 5, 2005, the Company employed a total of 606 permanent and temporary persons: 33 in research and development, 519 in production and 54 in sales, administration and management. Of the total, 506 are employed in the U.S. and 100 in Europe. None of the Company’s employees is represented by a labor union. During 2004, the Company decreased its workforce as demand from the military declined and as various automation projects were completed. In January 2004, the Company employed 935 persons. The Company considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

     The Company occupies under a lease/purchase agreement approximately 250,000 square feet in two facilities located in Newark, New York. The Company leases approximately 35,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, a research and development laboratory, an engineering department and a machine shop. At present, all of the Company’s rechargeable manufacturing and assembly operations are conducted at its Newark, New York facility. The Company’s corporate headquarters are located in the Newark facility. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. However, the Company may require additional manufacturing space in the event it continues to grow. The Company entered into a lease/purchase agreement with the local county authority in February 1998 with respect to its 110,000 square foot manufacturing facility in Newark, New York which provides more favorable terms and reduces the expense for the lease of the facility. The lease also includes an adjacent building to the Company’s manufacturing facility estimated to encompass approximately 140,000 square feet and approximately 65 acres of property. Pursuant to the lease, the Company delivered a down payment in the amount of $440,000 and paid the local governmental authority annual installments in the amount of $50,000 through December 2001 decreasing to approximately $30,000 annually for the periods commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is required to purchase its facility for the purchase price of one dollar.

     The Company leases a facility in Abingdon, England. The term of the lease was extended and continues until March 24, 2013. It currently has an annual rent of approximately $240,000 and is subject to review every five years based on current real estate market conditions. The review scheduled for March 2004 was delayed due to the June 2004 fire. The Company now expects the review to be completed in May 2005 with any increases in rental costs to be effective retroactively to March 2004.

     On occasion, the Company rents additional warehouse space to store inventory and impaired equipment.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230,000. This cost, however, is merely an estimate and the cost may in fact be much higher. Through December 2004, total costs incurred have amounted to approximately $100,000. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed. NYSDEC oversaw the remedial work and requested additional sampling which was completed in December of 2003, as well. The test results have been forwarded to NYSDEC and to the New York State Department of Health and the Company is awaiting further comment. It is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company’s business, financial condition and the results of operations in the period in which such claims are resolved.

     A retail end-user of a product manufactured by one of Ultralife’s customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife assured the Customer that it will honor its warranty by replacing any batteries that may be determined to be defective. Subsequently, the Company learned that the end-user and the Customer settled the matter. In February 2005, Ultralife and the Customer entered into a settlement agreement. Under the terms of the agreement, Ultralife has agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under the Company’s standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released Ultralife from any and all liability with respect to this matter. Consequently, the Company does not anticipate any further expenses with regard to this matter other than its obligations under the settlement agreement. The Company’s warranty reserve as of December 31, 2004 includes an accrual related to anticipated replacements under this agreement. Further, the Company does not expect the ongoing terms of the settlement agreement to have a material impact on the Company’s operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Company’s Common Stock is included for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “ULBI.”

     The following table sets forth the quarterly high and low closing sales prices of the Company’s Common Stock during 2004, 2003, and Transition 2002:

	Closing Sales Prices
	High	Low
2004:
Quarter ended March 27, 2004	$23.43	$13.25
Quarter ended June 26, 2004	24.00	17.81
Quarter ended September 25, 2004	22.38	11.84
Quarter ended December 31, 2004	20.13	9.80

2003:
Quarter ended March 29, 2003	$4.16	$3.21
Quarter ended June 28, 2003	10.32	3.95
Quarter ended September 27, 2003	14.46	9.60
Quarter ended December 31, 2003	17.92	12.38

Transition 2002:
Quarter ended September 28, 2002	$3.60	$2.52
Quarter ended December 31, 2002	3.70	1.74

     During the period from January 1, 2005 through February 28, 2005, the high and low closing sales prices of the Company’s Common Stock were $19.45 and $16.46, respectively.

Holders

     As of December 31, 2004, there were 470 registered holders of record of the Company’s Common Stock. Based upon information from the Company’s stock transfer agent, management of the Company estimates that there are more than 14,000 beneficial holders of the Company’s Common Stock.

     In July 1999, the Company issued 700,000 shares of its Common Stock to Ultralife Taiwan, Inc. (UTI) in exchange for $8.75 million in cash. Subsequently, in September 1999, the Company contributed $8.75 million in cash to the UTI venture. This cash contribution coupled with the contribution of the Company’s technology resulted in approximately a 46% ownership interest in UTI. The transaction was done in conjunction with the UTI agreement that was announced by the Company in December 1998. Subsequently, the Company’s interest in UTI has been reduced to 9.2% due to stock issuances to certain UTI employees, subsequent capital raising efforts, and the disposition of a portion of the Company’s interest in UTI in October 2002, which included the return of 700,000 shares of the Company’s Common Stock from UTI. See also History in Item 1 of this Report.

     On July 20, 2001, the Company completed a $6.8 million private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. At December 31, 2004, there were 86,635 warrants outstanding. The Company relied on the exemption provided by Rule 506 of Regulation D in connection with the unregistered private placement of its common stock in connection with the shares issued pursuant to the Share Purchase Agreement. The Company did not engage in any general solicitation, sold shares only to “accredited investors” and sold shares primarily to purchasers who were existing shareholders of the Company.

     On April 23, 2002, the Company closed on a $3.0 million private placement consisting of common stock and a convertible note. Initially, 801,333 shares were issued, all to “accredited investors”. The $600,000 convertible note, which accrued interest at 10% per annum, was issued to an individual who, at the time, was one of the Company’s directors. In December 2002, shareholders voted to approve the conversion of the note into an additional 200,000 shares, and all accrued interest was forgiven. All shares were issued at $3.00 per share. The shares and convertible note were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D.

     On June 4, 2003, the Company issued 125,000 shares of its common stock to an accredited investor upon conversion of a three-month $500,000 note issued on March 4, 2003 to raise funds to meet the Company’s short-term working capital needs. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended .

     On October 7, 2003, the Company completed a private placement of 200,000 shares of unregistered common stock to “accredited investors” at a price of $12.50 per share, for a total of $2,500,000. The net proceeds of the private placement, $2,350,000, were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which the Company has an approximately 9.2% ownership interest. This transaction was done in order to provide short-term financing to UTI while it worked to complete an additional equity infusion to support its growth plans. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended .

Dividends

     The Company has never declared or paid any cash dividend on its capital stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant. Pursuant to its current credit facility, the Company is precluded from paying any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,463,648	$9.49	311,751

Equity compensation plans not approved by security holders	275,000	$5.19	0

Total	1,738,648	$8.81	311,751

     See Note 7 in Notes to Consolidated Financial Statements for additional information.

ITEM 6.

SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	Year Ended		Six Months Ended
	December 31,		December 31,	Year Ended June 30,
	2004	2003	2002	2002	2001	2000
Statement of Operations Data:
Revenues	$98,182	$79,450	$15,599	$32,515	$24,163	$24,514
Cost of products sold	77,880	62,354	14,707	31,168	27,696	25,512

Gross margin	20,302	17,096	892	1,347	(3,533)	(998)

Research and development expenses	2,633	2,505	1,106	4,291	3,424	5,306
Selling, general and administrative expenses	10,771	8,610	3,441	7,949	8,009	7,385
Impairment of long lived assets	1,803	—	—	14,318	—	—

Total operating and other expenses	15,207	11,115	4,547	26,558	11,433	12,691

Operating income (loss)	5,095	5,981	(3,655)	(25,211)	(14,966)	(13,689)
Interest (expense)/income, net	(482)	(520)	(151)	(291)	166	909
Gain on sale of securities	—	—	—	—	—	3,147
Gain on fires	214	—	—	—	—	—
Equity (loss)/earnings in UTI	—	—	(1,273)	(954)	(2,338)	(818)
Gain on sale of UTI stock	—	—	1,459	—	—	—
Write-off of UTI investment and note receivable	(3,951)	—	—	—	—	—
Gain from forgiveness of debt/grant	—	781	—	—	—	—
Other income (expense), net	352	311	508	320	(124)	209

Income/(loss) before income taxes	1,228	6,553	(3,112)	(26,136)	(17,262)	(10,242)

Income tax provision-current	32	106	—	—	—	—
Income tax (benefit)/provision-deferred	(21,136)	—	—	—	—	—

Total income taxes	(21,104)	106	—	—	—	—

Net income (loss)	$22,332	$6,447	$(3,112)	$(26,136)	$(17,262)	$(10,242)

Net income (loss) per share-basic	$1.59	$0.49	$(0.24)	$(2.11)	$(1.55)	$(0.94)

Net income (loss) per share-diluted	$1.48	$0.46	$(0.24)	$(2.11)	$(1.55)	$(0.94)

Weighted average shares outstanding-basic	14,087	13,132	12,958	12,407	11,141	10,904

Weighted average shares outstanding-diluted	15,074	13,917	12,958	12,407	11,141	10,904

	December 31,			June 30,
	2004	2003	2002	2002	2001	2000
Balance Sheet Data:
Cash and available-for-sale securities	$11,529	$882	$1,374	$2,219	$3,607	$18,639
Working capital	$30,645	$14,702	$7,211	$4,950	$6,821	$22,537
Total assets	$81,134	$52,352	$31,374	$34,321	$47,203	$64,460
Total long-term debt and capital lease obligations	$7,215	$68	$1,987	$103	$2,648	$3,567
Stockholders’ equity	$63,625	$34,430	$22,243	$25,422	$37,453	$54,477

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(In whole dollars)

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company’s products and services, the successful commercialization of the Company’s advanced rechargeable batteries, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in the Company’s business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in this Item 7.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

     The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in whole dollars.

General

     Ultralife Batteries, Inc. is a global provider of power solutions for diverse applications. The Company develops, manufactures and markets a wide range of non-rechargeable and rechargeable batteries, charging systems and accessories for use in military, industrial and consumer portable electronic products. Through its range of standard products and engineered solutions, Ultralife is able to provide the next generation of power systems. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available.

     Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the calendar year ended December 31, 2003 are referred to as “2003”. The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as “Transition 2002”. The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as “fiscal” years. For instance, the year ended June 30, 2002 is referred to as “Fiscal 2002”, and the year ended June 30, 2001 is referred to as “Fiscal 2001”. The financial results pertaining to the twelve month period ended December 31, 2002 and the six-month period ended December 31, 2001 were derived from unaudited financial statements, due to the Company’s change in its fiscal year end.

     The Company reports its results in three operating segments: Non-Rechargeable Batteries, Rechargeable Batteries, and Technology Contracts. The Non-Rechargeable Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries and battery chargers and accessories. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of these segments are considered to be Corporate charges.

     Currently, the Company does not experience significant seasonal trends in non-rechargeable battery revenues and does not have enough sales history on the rechargeable batteries to determine if there is seasonality.

     Subsequent to the Company’s fourth quarter earnings release dated February 10, 2005, a review of the Company’s tax accounts indicated that the computation of its Deferred Tax Asset required an adjustment due to certain deductions for gains from exercises of stock options that were not granted under a shareholder-approved plan. As a result, the Company’s Consolidated Balance Sheet as of December 31, 2004 has been adjusted accordingly, resulting in a decrease of approximately $1.0 million in the net Deferred Tax Asset and a corresponding decrease in Additional Paid-In Capital. The Consolidated Statement of Operations was not impacted by this adjustment.

Results of Operations

Twelve Months Ended December 31, 2004 Compared With the Twelve Months Ended December 31, 2003

	12 Months Ended		Increase /
	12/31/2004	12/31/2003	(Decrease)

Revenues	$98,182,000	$79,450,000	$18,732,000
Cost of products sold	77,880,000	62,354,000	15,526,000

Gross margin	20,302,000	17,096,000	3,206,000
Operating and other expenses	15,207,000	11,115,000	4,092,000

Operating income	5,095,000	5,981,000	(886,000)
Other income (expense) , net	(3,867,000)	572,000	(4,439,000)

Income before taxes	1,228,000	6,553,000	(5,325,000)
Income tax (benefit)/provision	(21,104,000)	106,000	(21,210,000)

Net income	$22,332,000	$6,447,000	$15,885,000

Net income per share-basic	$1.59	$0.49	$1.10

Net income per share-diluted	$1.48	$0.46	$1.02

Weighted average shares outstanding-basic	14,087,000	13,132,000	955,000

Weighted average shares outstanding-diluted	15,074,000	13,917,000	1,157,000

     Revenues. Total revenues of the Company for the twelve months ended December 31, 2004, increased $18,732,000, or 24% to $98,182,000 over the twelve months ended December 31, 2003. Non-Rechargeable batteries accounted for $10,829,000 of this change, increasing from $77,070,000 for the twelve months ended December 31, 2003 to $87,899,000 for the same twelve month period in 2004, mainly due to strong sales of HiRate batteries related to increased demand for the Company’s large cylindrical BA-5390 battery sold to military customers. Rechargeable battery sales increased $6,543,000, or 428%, from $1,528,000 in 2003 to $8,071,000 in 2004, primarily due to increased product offerings, including sales of a new digital camera battery and the rechargeable version of the BA-5390 as well as battery charging units and cables. Technology contract revenues increased $1,360,000, or 160% to $2,212,000 for the year ended December 31, 2004, resulting from a development contract with General Dynamics.

     Cost of Products Sold. Cost of products sold increased $15,526,000 to $77,880,000 for the year ended December 31, 2004 as a result of the increased volume of products sold. Consolidated cost of products sold as a percentage of total revenue increased slightly from 78% for the twelve months ended December 31, 2003 to 79% for the year ended December 31, 2004. Consolidated gross margins were 21% for the year ended December 31, 2004, compared with 22% for year ended December 31, 2003.

     In the Non-Rechargeable battery segment, the cost of batteries sold increased $8,237,000, from $59,171,000 in the year ended December 31, 2003 to $67,408,000 in 2004, mainly related to increased sales volume. As a percent of total non-rechargeable battery sales, the cost of non-rechargeable products sold for the year ended December 31, 2004 was 77%, consistent with the year ended December 31, 2003. The corresponding non-rechargeable gross margins were 23% in both 2003 and 2004. While revenues increased, the Company did not benefit from leveraging its overhead costs due to the uncertainty with military order activity in the second half of the year. When it became clear that orders were not forthcoming from the military in the near-term due to a shift in battery procurement responsibility within the U.S. military, the Company took action to reduce its direct labor force, but also maintained its indirect labor force since it expected that the order delay was temporary.

     In the Rechargeable battery segment, the cost of products sold increased $5,904,000, from $2,749,000 in 2003 to $8,653,000 in 2004. While rechargeable product sales rose 428%, the costs of products sold rose by only half of that, or 215%. Rechargeable gross margins for 2004 were a loss of $582,000 compared with a loss of $1,221,000 in the prior year. The margins on incremental sales were modest, mainly due to a higher volume of low-margin sales of product manufactured and distributed in Asia to the end customer.

     Technology contract cost of sales increased $1,385,000, or 319%, from $434,000 for the year ended December 31, 2003 to $1,819,000 for the year ended December 31, 2004, as a result of the increase in revenues. Technology contracts cost of sales as a percentage of revenue was 82% for the year ended December 31, 2004, compared with 51% for the year ended December 31, 2003, primarily due to differences in gross margins of current year contracts compared with prior year contracts.

     Operating and Other Expenses. Total operating expenses increased 37%, or $4,092,000, to $15,207,000 for the year ended December 31, 2004 up from $11,115,000 for the year ended December 31, 2003. In December 2004, the Company recorded an impairment charge of $1,803,000 related to certain polymer rechargeable manufacturing assets based on the determination that these assets would no longer be utilized, resulting from a strategic decision to no longer manufacture polymer rechargeable batteries. Of the total impairment charge, $664,000 related to the net book value of the Company’s own assets and $1,139,000 related to the present value of remaining payments for leased assets. Excluding the impairment charge, operating and other expenses as a percentage of revenue remained consistent at 14% in 2004 and 2003. Research and development costs increased to $2,633,000 for the year ended December 31, 2004 as compared to $2,505,000 for the year ended December 31, 2003. The increase is largely attributable to an increased investment in new product development as the level of interest for the Company’s engineering capabilities has risen significantly.

     Selling, general and administrative expenses increased $2,161,000, or 25%, from $8,610,000 in 2003 to $10,771,000 in 2004. Selling and marketing expenses increased $679,000, or 21%, as added investments were made relating to additional customer service and sales support needed to keep pace with the rapid sales growth. General and administrative expenses increased $1,482,000, or 27%, due to higher personnel-related costs, and insurance and professional fees, including compliance with the Sarbanes-Oxley Act.

     Other Income (Expense). Interest expense (net) decreased $38,000, from $520,000 for the year ended December 31, 2003 to $482,000 for the year ended December 31, 2004. This change was a result of lower revolving loan balances in 2004 and higher interest income resulting from higher investment balances.

     In 2004, the Company experienced two separate fires in its manufacturing plants – one in the U.S. and one in the U.K. As a result of the insurance recovery related to these fires, the Company recorded a $214,000 gain on fixed asset replacements for the year ended December 31, 2004. (See Note 13 in the Notes to Consolidated Financial Statements.)

     In 2003, a $781,000 gain from the forgiveness of debt/grant was recorded during the third quarter as the Company fulfilled its obligation to increase employment levels under a government-sponsored loan.

     In June 2004, the Company recorded a $3,951,000 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401,000 note receivable from UTI, including accrued interest, and the book value of its $1,550,000 equity investment in UTI. The Company decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company’s investment has had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is remote. The Company continues to hold a 9.2% equity interest in UTI, and it is working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI continues to manufacture product for it, and the Company has taken steps to establish alternate sources of supply.

     Miscellaneous income, primarily consisting of foreign exchange transaction gains and losses, increased $41,000 to $352,000 for the year ended December 31, 2004 from $311,000 for the year ended December 31, 2003, mainly related to the exchange gain on a U.S. dollar-denominated intercompany loan arrangement with the Company’s U.K. subsidiary, as the dollar weakened against the British pound sterling.

     Income Taxes. The Company recorded a $21,136,000 deferred income tax credit at the end of 2004 as a result of the Company’s recognition of a deferred tax asset arising from the Company’s conclusion that it is more likely than not that it will be able to utilize the U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s recent historical and anticipated future profitability, based in part on recent military contracts. The Company had significant NOLs related to past years’ cumulative losses, and as a result it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. The Company recorded $32,000 as a current tax provision for the year ended December 31, 2004.

     Net Income. Net income was $22,332,000, or $1.48 per diluted common share, for the year ended December 31, 2004 compared with $6,447,000, or $0.46 per diluted common share, for the year ended December 31, 2003, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 13,132,000 in 2003 to 14,087,000 in 2004 mainly due to stock option exercises in 2004. The impact from “in the money” stock options and warrants resulted in an additional 987,000 shares for the average diluted shares outstanding computation in 2004.

Twelve Months Ended December 31, 2003 Compared With the Twelve Months Ended December 31, 2002

	12 Months Ended		Increase /
	12/31/2003	12/31/2002	(Decrease)

Revenues	$79,450,000	$33,039,000	$46,411,000
Cost of products sold	62,354,000	30,140,000	32,214,000

Gross margin	17,096,000	2,899,000	14,197,000
Operating and other expenses	11,115,000	24,738,000	(13,623,000)

Operating income (loss)	5,981,000	(21,839,000)	27,820,000
Other income (expense) , net	572,000	(572,000)	1,144,000
Income tax provision	106,000	—	106,000

Net income (loss)	$6,447,000	$(22,411,000)	$28,858,000

Net income (loss) per share,-basic	$0.49	$(1.75)	$2.24

Net income (loss) per share-diluted	$0.46	$(1.75)	$2.21

Weighted average shares outstanding-basic	13,132,000	12,786,000	346,000

Weighted average shares outstanding-diluted	13,917,000	12,786,000	1,131,000

     Revenues. Total revenues of the Company for the twelve months ended December 31, 2003, increased $46,411,000, or 140% to $79,450,000 over the twelve months ended December 31, 2002. Non-Rechargeable batteries accounted for $44,799,000 of this change, increasing from $32,271,000 for the twelve months ended December 31, 2002 to $77,070,000 for the same twelve month period in 2003, mainly due to strong sales of HiRate batteries related to increased demand for the Company’s large cylindrical BA-5390 battery sold to military customers, and higher 9-volt sales. Rechargeable battery sales increased $1,097,000, or 255%, from $431,000 in 2002 to $1,528,000 in 2003, primarily due to increased product offerings, including the rechargeable version of the BA-5390 and battery charging units. Technology contract revenues increased $515,000, or 154% to $852,000 for the year ended December 31, 2003, resulting from a military development contract with the U.S. Army for rechargeable batteries and battery charging units.

     Cost of Products Sold. Cost of products sold increased $32,214,000 to $62,354,000 for the year ended December 31, 2003 as a result of the increase volume of products sold. Consolidated cost of products sold as a percentage of total revenue improved from approximately 91% for the twelve months ended December 31, 2002 to 78% for the twelve months ended December 31, 2003. Consolidated gross margins improved from 9% for the year ended December 31, 2002 to 22% for the year ended December 31, 2003.

     In the Non-Rechargeable battery segment, the cost of batteries sold increased $31,455,000, from $27,716,000 in the year ended December 31, 2002 to $59,171,000 in 2003, mainly related to increased sales volume. As a percent of total non-rechargeable battery sales, the cost of non-rechargeable products sold decreased from 86% for the year ended December 31, 2002 to 77% for the year ended December 31, 2003 mainly due to increased production and improved manufacturing efficiencies. The corresponding non-rechargeable gross margins were 14% in 2002 and 23% in 2003.

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

     Operating and Other Expenses. Total operating expenses increased 7%, or $695,000, to $11,115,000 for the year ended December 31, 2003 up from $10,420,000 for the year ended December 31, 2002, excluding a $14,318,000 asset impairment charge recorded in June of 2002. In general, this increase related to the higher costs required to support the significant growth of the Company. Operating and other expenses as a percentage of revenue decreased from 32% in 2002, excluding the impairment charge, to 14% in 2003. Research and development costs decreased to $2,505,000 for the twelve months ended December 31, 2003 as compared to $3,243,000 for the same period in 2002. The decrease is largely attributable to a decline in the development efforts for polymer rechargeable batteries associated with the Company’s shift in its strategy during 2002.

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

     Equity loss in Ultralife Taiwan, Inc., (UTI) was $2,452,000 in the year ended December 31, 2002 compared with zero in the same period of 2003. This change resulted mainly from an October 2002 change in the method of accounting for the Company’s investment in UTI, from the equity method of accounting to the cost method of accounting. In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%, resulting in the change in the method of accounting. Subsequent to the completion of this transaction, UTI raised additional equity capital and the Company’s ownership interest in UTI declined to approximately 9.2% as of December 31, 2003. In connection with the sale, the Company recorded a $1,459,000 gain in October 2002.

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

     Income Taxes. The Company recorded an income tax provision in 2003 of $106,000, compared with zero in 2002. While the Company had significant net operating loss carryforwards (NOLs) as of December 31, 2003 related to past years’ cumulative losses, it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income.

     Net Income. Net income was $6,447,000, or $0.46 per diluted common share, for the year ended December 31, 2003 compared with a net loss of $22,411,000, or $1.75 per share, for the year ended December 31, 2002, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 12,786,000 in 2002 to 13,132,000 in 2003 mainly due to various common equity transactions during 2002 and 2003, and stock option exercises during 2003, offset in part by the reacquisition of shares from UTI that resulted from the Company’s sale of a portion of its interest in UTI in October 2002. The positive earnings in 2003, the increase in the Company’s stock price during 2003 and the related impact from “in the money” stock options and warrants resulted in an additional 785,000 shares for the average diluted shares outstanding computation in 2003.

Six Months Ended December 31, 2002 Compared With the Six Months Ended December 31, 2001

	6 Months Ended		Increase /
	12/31/2002	12/31/2001	(Decrease)

Revenues	$15,599,000	$15,075,000	$524,000
Cost of products sold	14,707,000	15,735,000	(1,028,000)

Gross margin	892,000	(660,000)	1,552,000
Operating and other expenses	4,547,000	6,367,000	(1,820,000)

Operating loss	(3,655,000)	(7,027,000)	3,372,000
Other income, net	543,000	190,000	353,000

Net loss	$(3,112,000)	$(6,837,000)	$3,725,000

Net loss per share - basic	$(0.24)	$(0.56)	$0.32

Net loss per share - diluted	$(0.24)	$(0.56)	$0.32

Weighted average shares outstanding-basic	12,958,000	12,140,000	818,000

Weighted average shares outstanding-diluted	12,958,000	12,140,000	818,000

     Revenues. Total revenues of the Company increased $524,000 from $15,075,000 for the six months ended December 31, 2001 to $15,599,000 for the six months ended December 31, 2002. Non-rechargeable battery sales increased $938,000, from $14,294,000 for the six months ended December 31, 2001 to $15,232,000 for the six months ended December 31, 2002. The increase in non-rechargeable battery sales was primarily due to new shipments of large cylindrical batteries, particularly the Company’s BA-5390 battery sold to military customers, and an increase in HiRate battery sales due to stronger demand from the U.K. Ministry of Defence. These increases were offset in part by a decline in sales of small cylindrical batteries, mainly related to a fulfillment of orders from military for BA-5368 batteries used for pilot-down radio applications. Rechargeable battery sales were consistent year over year. Technology contract revenues decreased $400,000, from $493,000 to $93,000 due to the scheduled reduction of certain nonrenewable government contracts, which concluded in June 2002.

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

     In October and November 2001, the Company realigned its resources to address changing market conditions and to better meet customer demand in areas of the business that were growing. A majority of employees affected by this realignment were re-deployed from the Rechargeable segment and support functions into open direct labor positions in the Non-rechargeable segment, due to the significantly growing demand for non-rechargeable batteries from the military. Again in February 2002, the Company took further actions to reduce costs in its ongoing effort to improve liquidity and to bring costs more in line with current and near-term anticipated revenues. These cost reductions included employee terminations and salary reductions, discontinuance of certain employee benefits and other cost savings initiatives in general and administrative areas. Approximately one-half of these cost savings reduced cost of products sold, with the other half reducing R&D and selling, general and administrative costs. Severance costs associated with these actions were incurred in the period of the force reductions, although they were not material. In total, these actions generated total cost savings of more than $2,000,000 per quarter from the expense run rate that the Company experienced during its September 2002 quarter.

     In the Non-rechargeable battery segment, the cost of batteries sold increased $1,305,000, from $12,376,000 in the six months ended December 31, 2001 to $13,681,000 in the same six month period in 2002, mainly related to increased sales volume. As a percent of total non-rechargeable battery sales, cost of non-rechargeable products sold rose from 87% for the six months ended December 31, 2001 to 90% for the year ended June 30, 2002. The corresponding decline in non-rechargeable gross margins from 13% in 2001 to 10% in 2002 resulted from lower sales of small cylindrical batteries, and start-up costs for the large cylindrical battery business, offset in part by higher margins in 9-volt batteries due mainly to improving manufacturing efficiencies.

     In the Rechargeable battery segment, the cost of products sold decreased $1,914,000 in the six months ended December 31, 2002 from $2,917,000 in the six months ended December 31, 2001 to $1,003,000 in the same six-month period in 2002. In general, the decrease in costs from 2001 to 2002 primarily resulted from the implementation of cost savings initiatives referred to previously, as well as lower depreciation charges related to a $14,300,000 write-down of rechargeable fixed assets that the Company recorded in June 2002.

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

     In October 2002, the Company sold a portion of its equity investment in Ultralife Taiwan, Inc. (UTI), reducing its ownership interest from approximately 30% to approximately 10.6%. In exchange, the Company received total consideration of $2,400,000 in cash and the return of 700,000 shares of Ultralife common stock. As a result of this transaction, the Company recorded a gain on the disposition of its UTI investment of $1,459,000.

     Net Losses. The consolidated net loss for the six months ended December 31, 2002 was $3,112,000, or $0.24 per share compared with a loss of $6,837,000, or $0.56 per share, for the six months ended December 31, 2001, primarily as a result of the reasons described above.

Liquidity and Capital Resources

Cash Flows and General Business Matters

     As of December 31, 2004, cash and cash equivalents totaled $10,529,000. During the twelve months ended December 31, 2004, the Company generated $10,875,000 of cash from operating activities as compared to a use of cash of $4,567,000 for the twelve months ended December 31, 2003. The cash generated during 2004 was attributable primarily to positive operating earnings, adjusted for non-cash items such as depreciation and impairment charges. Net changes in operating assets and liabilities were relatively modest, as accounts receivable declined $9,255,000 related to the timing of collections and the downturn in shipments toward the end of the year, offset by an increase in inventories of $4,640,000 due to a broader product offering and a conversion of cells in the U.K. operation to a different design during the year, and lower accounts payable balances related to timing of payments. In 2004, the Company used $6,370,000 of cash in investing activities. In the year ended December 31, 2004, the Company used $5,437,000 of cash to purchase property, plant and equipment for higher production capacity for cylindrical cell manufacturing, as well as various automation projects to improve efficiencies. During 2004, the Company invested approximately $1,000,000 of cash in high quality auction rate securities with maturities that exceeded 90 days to enhance its interest earnings. During 2004, the Company generated $5,178,000 in funds from financing activities. The financing activities included inflows of $10,000,000 from a term loan under a new credit facility that was finalized in June 2004 and $4,172,000 from stock option exercises. Offsetting the inflows from financing activities was the payment of $2,325,000 for the retirement of a previous term loan arrangement, debt issuance costs, and debt principal and capital leases.

     Inventory turnover for the year ended December 31, 2004 averaged 5.6 turns compared to 6.7 turns for 2003. This decline in this metric is the result of a broader product offering provided by the Company and the impact of a temporary decline in demand for military products during the second half of the year. The Company’s Days Sales Outstanding (DSOs) was an average of 46 days for 2004, compared with an average of 50 days for 2003. This improvement in DSOs is partially related to the positive impact of timely payments made by the U.S. military.

     The Company’s order backlog at December 31, 2004 was approximately $14,000,000, of which approximately $13,000,000 related to orders from the U.S. military which are expected to ship throughout 2005.

     As of December 31, 2004, the Company had made commitments to purchase approximately $949,000 of production machinery and equipment, which it expects to fund through operating cash flows.

Debt and Lease Commitments

     At December 31, 2004, the Company had a capital lease obligation outstanding of $68,000 for the Company’s Newark, New York offices and manufacturing facilities.

     On June 30, 2004, the Company closed on a new secured $25,000,000 credit facility, comprised of a five-year $10,000,000 term loan component and a three-year $15,000,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K.. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio. At December 31, 2004, the Company was in compliance with all three covenants.

     On June 30, 2004, the Company drew down the full $10,000,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $166,667 over five years, are to be used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000,000 to be effective on August 2, 2004, related to the $10,000,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000,000 term loan was 5.23%, and from October 1, 2004 through December 31, 2004, the total rate of interest associated with the outstanding portion of the term loan was 5.33%. On January 1, 2005, this adjusted rate increased to 5.73%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2004 resulted in a liability of $100,000, of which $78,000 was reflected as long-term.

     As of December 31, 2004, the Company had $9,167,000 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. The Company’s additional borrowing capacity under the revolver component of the credit facility as of December 31, 2004 was approximately $6,000,000, net of outstanding letters of credit of $3,600,000.

     In March 2001, the Company established an operating lease line for the purpose of financing the acquisition of certain manufacturing equipment, which the Company completed drawing upon in June 2002. The total amount of the lease line established was approximately $4,000,000. The Company’s quarterly lease payment is approximately $226,000, and the lease expires in July 2007. In conjunction with this lease, the Company was initially required to maintain a $3,800,000 letter of credit, and the amount required decreases periodically over the term of the lease. On January 1, 2005, the amount required for this letter of credit was reduced to $2,920,000. The letter of credit was issued by the Company’s primary lending institution, which diminishes the Company’s overall borrowing availability under its credit facility. In December 2004, the Company recorded a $1,139,000 impairment charge for the present value of the remaining lease payments for a portion of these leased assets, due to the Company’s conclusion that it did not expect to utilize the polymer rechargeable manufacturing equipment.

     On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company’s wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $867,000. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. At December 31, 2004, the outstanding borrowings under this revolver were $370,000.

Equity Transactions

     In July 2004 the Company granted shares of its common stock pursuant to its Long-Term Incentive Plan, to eligible hourly employees, based on years of service. The Company awarded 6 shares of stock for each year of service, in addition to awarding cash compensation to pay for related taxes. This stock grant resulted in the issuance of 8,142 shares of common stock valued at $135,000 on the date of grant, as well as total cash compensation of $95,000 amounting to an expense to the Company of $230,000.

     On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. Pursuant to its terms, the three-month, $500,000 note, which accrued interest at 7.5% per annum, was converted into 125,000 shares of common stock at $4.00 per share on June 4, 2003. Accrued interest was paid to the note holder on the maturity date.

     On October 7, 2003, the Company completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2,500,000. The net proceeds of the private placement, $2,350,000, were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which the Company has an approximately 9.2% ownership interest. This transaction was completed in order to provide short term financing to UTI while it worked to complete an additional equity infusion to support its growth plans. The transaction was recorded as a short-term note receivable maturing on March 1, 2004 with interest accruing at 3% per annum. See Note 12 in Notes to Consolidated Financial Statements for additional information.

     During Fiscal 2002, the Company raised capital through two private equity transactions. First, in July 2001, the Company completed a $6,800,000 private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. The second transaction occurred in April 2002, when the Company closed on a $3,000,000 private placement consisting of common equity and a $600,000 convertible note. Initially, 801,333 shares were issued. The note, which was issued to an individual who, at the time, was one of the Company’s directors, converted into 200,000 shares of common stock upon shareholder approval at the December 2002 Annual Meeting.

     During 2004 and 2003, the Company issued 708,000 and 398,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. The Company received approximately $4,172,000 in 2004 and $2,421,000 in 2003 in cash proceeds as a result of these transactions.

Other Matters

     The Company continues to be optimistic about its future prospects and growth potential. The recent positive financial results in 2003 and 2004 have enhanced the Company’s ability to acquire additional financing. The Company continually explores various sources of capital, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although it is evaluating these alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.

     As described in Part I, Item 3, “Legal Proceedings”, the Company is involved in certain environmental matters with respect to its facility in Newark, New York. Although the Company has reserved for expenses related to this potential exposure, there can be no assurance that such reserve will be the maximum amount. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.

     The Company typically offers warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. The Company also offers a 10-year warranty on its 9-volt batteries that are used in ionization-type smoke detector applications. The Company provides for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event the Company’s experiences a significant increase in warranty claims, there is no assurance that the Company’s reserves are sufficient. This could have a material adverse effect on the Company’s business, financial condition and results of operations.

Contractual Obligations and Off-Balance Sheet Arrangements

		Payments due by period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations:	Total	year	years	years	years
Debt Obligations	$9,167,000	$2,000,000	$4,000,000	$3,167,000	$—
Expected Interest Payments	1,562,000	587,000	779,000	196,000	—
Capital Lease Obligations	68,000	20,000	48,000	—	—
Operating Lease Obligations	4,752,000	1,233,000	1,903,000	593,000	1,023,000
Purchase Obligations	5,325,000	5,325,000	—	—	—

Total	$20,874,000	$9,165,000	$6,730,000	$3,956,000	$1,023,000

     The Company has no off-balance sheet arrangements.

     Expected interest payments are calculated assuming a 5.73% annual rate on outstanding principal plus associated fees related to the credit facility. Purchase obligations consist of commitments for property, plant and equipment, open purchase orders for materials and supplies, and other general commitments for various service contracts.

Outlook

     In December 2004, the Company was awarded a five-year battery production contract by the U.S. Defense Department, up to a maximum value of $286,000,000, related to the U.S. Military’s Next Gen II Phase IV solicitation for non-rechargeable lithium-manganese dioxide batteries. The Company expects to recognize some revenue under this contract as early as the second quarter of 2005, with substantial revenues anticipated in the second half of the year. In addition, in February 2005, the Company was awarded a five-year production contract by the U.S. Defense Department, to provide its BA-5347 non-rechargeable lithium-manganese dioxide batteries to the U.S. Military, valued at up to $15,000,000. The Company expects to complete the qualification process before the end of 2005 after which it will begin production shipments. Both of these contract awards by the U.S. Defense Department have been protested by certain competitors of the Company during the first quarter of 2005, preventing the Government from participating in any work that is performed while the protests are being adjudicated. The Government is required to respond within 90 days after a protest has been filed and no further action is required on the Company’s part.

     Looking ahead for the full calendar year of 2005, the Company is optimistic about its growth prospects and the status of manufacturing operations. At this time, the Company expects revenues to increase in the range of 10% to 20% over 2004. This growth is expected to result from continued success in growing commercial business, in key target markets such as medical and automotive telematics. This revenue growth target also assumes sizeable order activity from the U.S. military, in conjunction with the award of the Next Gen II Phase IV contract (as well as a favorable resolution of the recent protest of that contract in a timely fashion) and other anticipated contract activity. Order activity and shipments are expected to increase throughout the year, as commercial orders take hold and the military business stabilizes. Operating income in 2005 is expected to show steady growth throughout the year, returning to profitability in the second quarter and moving toward the company’s near-term operating margin target of 15% by year-end. Management’s operating income guidance excludes any potential impact from expensing stock options, which if the current accounting standards remain unchanged, the Company would be required to recognize beginning no later than the third quarter of 2005. Management expects that its overall effective income tax rate will be in the range of 40% of pre-tax earnings during 2005, although actual cash payments for income taxes are expected to be nominal as the Company utilizes its net operating loss carryforwards to offset taxable income.

     For the first quarter ending April 2, 2005, management currently projects revenues of approximately $18,000,000 and an operating loss of approximately $800,000. On March 17, 2005, the Company received and announced a $7,400,000 order for BA-5390 batteries with the U.S. military. The first quarter revenue projection anticipates that a substantial portion of this contract will be delivered within the quarter. Due to the timing of the receipt of this contract, it is possible that some revenue may shift into the second quarter. The results in each of the quarters can be subject to fluctuations as the timing of some customer orders is not often easily predictable. In particular, 9-volt revenues are dependent upon continued demand from the Company’s customers, some of which are dependent upon retail sell-through. Similarly, revenues from sales of cylindrical products, primarily to military customers, are dependent upon a variety of factors, including the timing of the battery solicitation process within the military, the Company’s ability to successfully win contract awards, successful qualification of the Company’s products in the applicable military applications, the timing of shipments related to lot acceptance, and the timing of order releases against such contracts. Additionally, there is always a risk that Congressional appropriations might vary from what is needed or expected. Some of these factors are outside of the Company’s direct control.

     Over the next three to four years, with anticipated growth in various target markets, such as military, medical, automotive telematics, and search and rescue, the Company has targeted an annual growth rate in revenues of approximately 20%, heading toward $200,000,000. While the Company’s revenues were comprised of approximately 58% from U.S. military sales in 2004, this percentage is expected to decline over time as the Company generates increased sales from customers in commercial and industrial markets.

     As sales continue to grow, manufacturing efficiencies are realized, and investments in operating expenses (R&D and SG&A) are closely monitored, the Company believes it can generate favorable returns to scale in the range of 30% to 40% on incremental revenues, depending on product mix. Conversely, decreasing volumes will likely result in the opposite effect. Within the next several quarters, the Company believes that its gross margins can reach a range of 26%-27% as it nears approximately $35,000,000 million in quarterly revenues, resulting from ongoing improvements in operating efficiencies and an increase in the mix of products with higher margins. Management has set an overall target of 30% gross margins for the longer-term, as revenues reach a range of approximately $50,000,000 per quarter.

     R&D costs in 2005 are expected to be modestly higher than 2004. The Company has invested additional resources to continue its recent focus on developing power solutions for new applications, most of which are various commercial and industrial market opportunities. While the R&D expense line is expected to grow modestly, the Company will also continue to enhance these efforts with technology contracts, the revenues and related costs for which are reported as a part of the Technology Contracts segment.

     While the Company continues to monitor its operating costs very closely, SG&A costs are expected to increase in order to support the needs of a growing business. Within the next several quarters, the Company believes that its operating expenses will be in the range of 11%-12% of revenues at the point where revenues are in the range of $35,000,000 per quarter, and it has set a target to reach 10% of revenues in the longer-term when total sales amount to a range of $50,000,000 per quarter.

     As gross margins improve and as the Company continues to control its operating expenses, operating income as a percentage of revenues is projected to be in the range of 15% at a revenue level of approximately $35,000,000 per quarter, with a longer-term target of 20% at a revenue level of approximately $50,000,000 per quarter.

     At December 31, 2004, the Company had approximately $74,887,000 in net operating loss (NOL) carryforwards available to offset current and future taxable income. At the end of 2004, the Company determined there was sufficient positive evidence in accordance with FAS 109 to record a deferred tax asset at December 31, 2004 related to the Company’s U.S. NOLs, which amounted to $60,956,000 of the total. As a result, the Company recorded a $23,501,000 net deferred tax asset primarily related to the anticipated future benefit from the NOLs, based in part on recent military contracts. Related to the recognition of a deferred tax asset, the Company recognized a $21,136,000 deferred income tax credit in its Consolidated Statement of Operations in 2004, in addition to an increase in Additional Paid-In Capital on the Consolidated Balance Sheet related to the tax benefit from previous stock option exercises. In 2005, the Company expects to reflect a consolidated effective income tax rate in the range of 40% in the Consolidated Statement of Operations. However, the vast majority of the expense is expected to have a non-cash impact on the Company as it utilizes the benefits from the NOL carryforwards to offset taxable income.

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

     During 2005, the Company projects that it will spend approximately $5,000,000 to $6,000,000 on capital expenditures for machinery and equipment. A portion of these expenditures will be to increase capacity at the Company’s U.K. manufacturing facility for growth related to that facility’s award of a portion of the Next Gen II Phase IV contract with the U.S. military. Other planned expenditures include energy savings projects and vertical integration programs to reduce material costs.

     Pursuant to its $25,000,000 credit facility, the Company is required to maintain certain financial covenants. In particular, the Company monitors a Debt to Earnings ratio based on trailing 12-month earnings. The result of this ratio impacts the overall cost of borrowing to the Company and also may limit the overall amount of debt that the Company may obtain under this facility. If the Company’s Debt to Earnings ratio changes adversely, such changes may have a material adverse effect on the Company’s business, financial condition and results of operations. Based on the Company’s outlook for the first quarter of 2005 and the associated trailing 12-month Earnings, the Company’s borrowing capacity may be significantly limited due to a total debt outstanding allowed under the agreement of two times Earnings, as defined in the agreement. The Company is working with the banks to alleviate this situation.

Critical Accounting Policies and Estimates

     The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described below.

Revenue recognition:

Battery Sales – In general, revenues from the sale of batteries are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers do not have a general right of return on products shipped.

Technology Contracts – The Company recognizes revenue using the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, “Research and Development Arrangements”. The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

In May 2003, the Company adopted the provisions of EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. This issue provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. Adoption of this Issue had no significant impact on the Company’s revenue recognition policy or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”. The Bulletin’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This should not be considered a change in accounting principle. The issuance did not have a material impact on the Company.

Warranties:

The Company maintains provisions related to normal warranty claims by customers. The Company evaluates these reserves monthly based on actual experience with warranty claims to date.

Impairment of Long-Lived Assets:

The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by the Company in its evaluation approximates the Company’s weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.

Environmental Issues:

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 96-1, “Environmental Remediation Liabilities”. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

Investments in Affiliates:

The Company regularly reviews the carrying value of its investments in affiliates to ensure that these amounts are appropriate. If the carrying value of an investment is impaired and is deemed to be other-than-temporary, the Company will adjust the value of such an investment accordingly. Investments in which the Company holds a greater than 50% interest are recorded by the Company on a consolidated basis of accounting, investments in which the Company holds between 20% and 50% are accounted for using the equity method of accounting, and investments in which the Company holds less than a 20% interest are recorded using the cost method.

Stock-Based Compensation:

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. The Company has adopted the disclosure-only provision of SFAS No. 148, “Accounting for Stock-Based Compensation”. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock option-based employee compensation cost is reflected in net income.

Income Tax Liabilities:

The Company applies SFAS No. 109, “Accounting for Income Taxes”, in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.

Recent Accounting Pronouncements

     In January 2003, the Emerging Issues Task Force (EITF) issued Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-01 provides guidance on how an entity should evaluate impairment for certain investments, specifically, how to define other-than-temporary impairment and how such impairment should be accounted for by the cost method under APB 18. Subsequently, in September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-1-1 that delays the effective date for measurement and recognition guidance included in paragraphs 10-20 of EITF 03-1. Although implementation of the issue has been delayed, adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions that could affect the Company’s current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing any potential impact of these provisions.

     In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share – an Amendment to FAS128”. The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatory convertible securities in basic EPS. Although implementation of the issue has been delayed, adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005 and the Company expects to adopt this pronouncement in its third quarter of 2005. The Company currently accounts for stock option-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS 123 and SFAS 148. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently assessing any potential impact of this provision.

Risk Factors

Dependence on Continued Demand for the Company’s Existing Products

     A substantial portion of the Company’s business depends on the continued demand for products using our batteries sold by original equipment manufacturers (OEM). Therefore, the Company’s success depends significantly upon the success of those OEMs’ products in the marketplace. The Company is subject to many risks beyond its control that influence the success or failure of a particular product manufactured by an OEM, including:

•	competition faced by the OEM in its particular industry,

•	market acceptance of the OEM’s product,

•	the engineering, sales, marketing and management capabilities of the OEM,

•	technical challenges unrelated to our technology or products faced by the OEM in developing its products, and

•	the financial and other resources of the OEM

     For instance, in the year ended December 31, 2004, 22% of the Company’s revenues were comprised of sales of its 9-volt batteries, and of this, approximately 19% pertained to sales to smoke alarm OEMs in the U.S. In 2003, 29% of the Company’s revenues were comprised of sales of its 9-volt batteries, and of this, approximately 29% pertained to smoke alarm OEMs in the U.S. If the retail demand for long-life smoke detectors decreases significantly, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Similarly, in the year ended December 31, 2004, approximately 60% of the Company’s revenues were comprised of sales of U.S. cylindrical batteries, and of this, approximately 97% pertained to sales made directly or indirectly to the U.S. military. In 2003, 55% of the Company’s revenues were comprised of sales of U.S. cylindrical batteries, and of this, approximately 92% pertained to sales made directly or indirectly to the U.S. military. If the demand for cylindrical batteries from the U.S. military were to decrease significantly, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Adjustment of Certain Government Contracts

     The Company has had certain “exigent”, non-bid contracts with the government which have been subject to an audit and final price adjustment which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2004, there were no outstanding exigent contracts with the government. As part of its due diligence, the government will be conducting post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. If any material differences are found, which the Company believes is unlikely, such adjustments could reduce margins and have an adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Development of Rechargeable Battery Business

     Although the Company is developing and is in production of certain rechargeable cells and batteries, it cannot assure that volume acceptance of its rechargeable products will occur due to the highly competitive nature of the business. There are many new company and technology entrants into the marketplace, and the Company must continually reassess the market segments in which its products can be successful and seek to engage customers in these segments that will adopt the Company’s products for use in their products. In addition, these companies must be successful with their products in their markets for the Company to gain increased business. Increased competition, failure to gain customer acceptance of products or failure of the Company’s customers in their markets could have a further adverse effect on the Company’s rechargeable battery business.

Risks Relating to Growth and Expansion

     Continued rapid growth of the Company’s battery business could significantly strain management, operations and technical resources. If the Company is successful in obtaining rapid market growth of its batteries, the Company will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. For example, the large contracts recently received from the U.S. military for the Company’s cylindrical products could strain the current capacity capabilities of the Company’s U.K. facility and require additional equipment and time to build a sufficient support infrastructure at that location. This demand could also create working capital issues for the Company, as it may need increased liquidity to fund purchases of raw materials and supplies. The Company cannot assure, however, that business will rapidly grow or that its efforts to expand manufacturing and quality control activities will be successful or that the Company will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. The Company will also be required to continue to improve its operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on the Company’s business, financial condition and results of operations.

Dependence on U.S. Military Procurement of Batteries

     The Company will continue to develop both non-rechargeable and rechargeable battery products to meet the needs of the U.S. military forces. The Company believes it has a high probability for success in solicitations for these batteries, as well as meeting delivery schedules for orders released under contract. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. government to purchase batteries manufactured by the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, the Company is typically required to successfully meet contractual specifications and to pass various qualification testing for the batteries under contract by the military. An inability by the Company to pass these tests in a timely fashion could have a material adverse effect on the Company’s business, financial condition and results of operations. When a government contract is awarded, there is a government procedure that allows for companies to formally protest such award if they believe they were unjustly treated in the evaluation process. In early 2005, competitor’s of the Company protested the Company’s award of the $286,000,000 Next Gen II Phase IV contract with the U.S. military and the $15,000,000 contract to provide BA-5347/U batteries used to power thermal weapon sights for the U.S. military. As a result the government is precluded from progressing under these contracts until the protests are resolved. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Competition and Technological Obsolescence

     The Company competes with large and small manufacturers of alkaline, carbon-zinc, seawater, and high-rate batteries as well as other manufacturers of lithium batteries, both rechargeable and non-rechargeable. The Company cannot assure that it will successfully compete with these manufacturers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources.

     The market for the Company’s products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although the Company believes that its batteries are comprised of state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render the Company’s technology and products obsolete or less marketable.

     Non-rechargeable Batteries - The non-rechargeable battery industry is characterized by intense competition with a number of companies offering or seeking to develop products similar to the Company’s. The Company is subject to competition from manufacturers of non-rechargeable batteries, such as carbon-zinc, alkaline and lithium batteries in various configurations, including 9-volt, AAA, AA, C, D, 2/3 A and other cell sizes. Manufacturers of non-rechargeable batteries include The Gillette Company (Duracell), Energizer Holdings, Inc., Rayovac Corp., Sanyo Electric Co. Ltd., Sony Corp., and Matsushita Electric Industrial Co., Ltd. (Panasonic). Manufacturers of specialty lithium batteries include Saft and Eagle Picher Industries.

     Many of these companies have substantially greater resources than the Company, and some have the capacity and volume of business to be able to produce their products more efficiently than the Company at the present time. In addition, these companies are developing batteries using a variety of battery technologies and chemistries that are expected to compete with the Company’s technology. If these companies successfully market their batteries before the introduction of the Company’s products, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

     Rechargeable Batteries - The rechargeable battery industry is also characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to the Company’s. The Company is subject to competition from manufacturers of traditional rechargeable batteries, such as nickel-cadmium batteries, from manufacturers of rechargeable batteries of more recent technologies, such as nickel-metal hydride, lithium ion and lithium polymer batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Manufacturers of nickel-cadmium and/or nickel-metal hydride batteries include Sanyo Electric Co. Ltd., Sony Corp., Toshiba Corp., Saft and Matsushita Electric Industrial Co., Ltd. (Panasonic), among others. Manufacturers of lithium ion liquid electrolyte batteries currently include Saft, Toshiba Corp., Matsushita Electric Industrial Co., Ltd., Sanyo Electric Co. Ltd., Sony Corp., E-one Moli Energy Ltd., BYD Co. Ltd., Samsung SDI Co., Ltd., Shenzhen B&K Electronic Co. Ltd., and Ultralife Taiwan, Inc., among others. Manufacturers of lithium polymer batteries currently include Valence Technology, Inc., Sony Corp., Amperex Technology Ltd., Danionics A/S, Finecell Co. Ltd., LG Chemical, Ltd., SKC, Samsung SDI Co., Ltd., and Kokam Engineering Co., Ltd., which was acquired by Eagle Picher Industries in 2004.

     Many companies with substantially greater resources are developing a variety of battery technologies, including lithium ion and lithium polymer batteries, which are expected to compete with the Company’s technology. If these companies successfully market their batteries before the introduction of the Company’s products, there could be a material adverse effect on its business, financial condition and results of operations.

Dependence on Key Personnel

     Because of the specialized, technical nature of the business, the Company is highly dependent on certain members of management, marketing, engineering and technical staff. The loss of these services or these members could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition to developing manufacturing capacity to produce high volumes of batteries, the Company must attract, recruit and retain a sizeable workforce of technically competent employees. The Company’s ability to pursue effectively its business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. The Company cannot assure that it will be able to retain or recruit this type of personnel. An inability to hire sufficient numbers of people or to find people with the desired skills could have a material adverse effect on the Company’s business, financial condition and results of operations.

Safety Risks; Demands of Environmental and Other Regulatory Compliance

     Due to the high energy density inherent in lithium batteries, the Company’s batteries can pose certain safety risks, including the risk of fire. Although the Company incorporates safety procedures in research, development, manufacturing processes and the transportation of batteries that are designed to minimize safety risks, the Company cannot assure that accidents will not occur. Although the Company currently carries insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at the manufacturing facilities or from the use of the products, may result in significant production delays or claims for damages resulting from injuries. These types of losses could have a material adverse effect on the business, financial condition and results of operations.

     National, state and local laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and/or of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at the present or former facilities or at facilities to which it has sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers that could have a material adverse effect on business, financial condition and results of operations. In addition, the U.S. Department of Transportation and certain foreign regulatory agencies that consider lithium to be a hazardous material regulate the transportation of batteries that contain lithium metal. The Company currently ships lithium batteries in accordance with regulations established by the U.S. Department of Transportation. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture the Company’s batteries or restricting disposal of batteries will not be imposed or how these regulations will affect the Company or its customers.

     In connection with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. (See Item 3, Legal Proceedings, for additional information.) The ultimate resolution of this matter may have a significant adverse impact on the results of            operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company’s business, financial condition and the results of operations in the period in which such claims are resolved.

Limited Sources of Supply and Increases in Material Costs

     Certain materials used in products are available only from a single or a limited number of suppliers. As such, some materials could become in short supply resulting in limited availability and/or increased costs. Additionally, the Company may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. Due to the Company’s involvement with supplying military batteries to the government, the Company could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide the Company with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on the Company’s financial results. Although the Company believes that alternative suppliers are available to supply materials that could replace materials currently used and that, if necessary, the Company would be able to redesign its products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on the business, financial condition and results of operations. Although the Company has experienced interruptions of product deliveries by sole source suppliers, these interruptions have not had a material adverse effect on the business, financial condition and results of operations. The Company cannot guarantee that it will not experience a material interruption of product deliveries from sole source suppliers. Additionally, the Company could face increasing pricing pressure from its suppliers dependent upon volume, due to rising costs by these suppliers that could be passed on to the Company in higher prices for its raw materials, which could have a material effect on the business, financial condition and results of operations.

Dependence on Proprietary Technologies

     The Company’s success depends more on the knowledge, ability, experience and technological expertise of its employees than on the legal protection of patents and other proprietary rights. The Company claims proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. The Company cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company’s technology. The Company protects its proprietary rights in its products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. The Company, however, has had patents issued and patent applications pending in the U.S. and elsewhere. The Company cannot assure (i) that patents will be issued from any pending applications, or that the claims allowed under any patents will be sufficiently broad to protect its technology, (ii) that any patents issued to the Company will not be challenged, invalidated or circumvented, or (iii) as to the degree or adequacy of protection any patents or patent applications may or will afford. If the Company is found to be infringing third party patents, there can be no assurance that it will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipment or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.

Risks Related to China Joint Venture Program

     In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in Changzhou, China, for the production and distribution in and from China of 2/3A lithium non-rechargeable batteries. Changzhou Ultra Power Battery Co., Ltd., a company organized in China (“China Battery”), purchased certain technology, equipment, training and consulting services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6.0 million to the Company over the first two years of the agreement, of which approximately $5.6 million has been paid. The Company attempted to collect the balance due under this contract.

However, China Battery has indicated that it will not make these payments until certain contractual issues have been resolved. Due to China Battery’s questionable willingness to pay, the Company wrote off in Fiscal 1997 the entire balance owed as well as its investment aggregating $805,000. Since China Battery has not purchased technology, equipment, training or consulting services to produce batteries other than 2/3A lithium batteries, the Company does not believe that China Battery has the capacity to become a competitor. The Company does not anticipate that the manufacturing or marketing of 2/3A lithium batteries will be a substantial portion of its product line in the future. However, in December 1997, China Battery sent a letter demanding reimbursement of an unspecified amount of losses they have incurred plus a refund for certain equipment that was sold to China Battery. The Company has attempted to initiate negotiations to resolve the dispute. However, an agreement has not yet been reached. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim which, if successful, could have a material adverse effect on the business, financial condition and results of operations. The Company believes that such a claim is without merit.

Ability to Insure Against Losses

     Because certain of the Company’s non-rechargeable batteries are used in a variety of security and safety products and medical devices, it may be exposed to liability claims if such a battery fails to function properly. The Company maintains what it believes to be sufficient liability insurance coverage to protect against potential claims; however, there can be no assurance that the liability insurance will continue to be available, or that any such liability insurance would be sufficient to cover any claim or claims.

Quarterly Fluctuations in Operating Results and Possible Volatility of Stock Price

     The Company’s future operating results may vary significantly from quarter to quarter depending on factors such as the timing and shipment of significant orders, new product introductions, delays in customer releases of purchase orders, the mix of distribution channels through which the Company sells its products and general economic conditions. Frequently, a substantial portion of the Company’s revenues in each quarter is generated from orders booked and shipped during that quarter. As a result, revenue levels are difficult to predict for each quarter. If revenue results are below expectations, operating results will be adversely affected as the Company has a sizeable base of fixed overhead costs that do not vary much with the changes in revenue. In addition to the uncertainties of quarterly operating results, future announcements concerning the Company or its competitors, including technological innovations or commercial products, litigation or public concerns as to the safety or commercial value of one or more of its products, may cause the market price of its Common Stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of the Company’s Common Stock.

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

Risks Related to Company’s Ability to Finance Ongoing Operations and Projected Growth

     While the Company believes that its revenue growth projections and its ongoing cost controls will allow it to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if the Company will be able to achieve its projections. The Company’s future cash flows from operations, combined with its accessibility to cash and credit, may not be sufficient to allow the Company to finance ongoing operations or to make required investments for future growth. The Company may need to seek additional credit or access capital markets for additional funds. There is no assurance that the Company would be successful in this regard.

Risks Related to Company’s Relationship with Ultralife Taiwan, Inc.

     In June 2004, the Company recorded a $3,951,000 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401,000 note receivable from UTI, including accrued interest, and the book value of its $1,550,000 equity investment in UTI. The Company decided to record this charge due to events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company’s investment has had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is remote. The Company continues to hold a 9.2% equity interest in UTI, and it is working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. UTI continues to manufacture product for the Company and the Company has taken steps to establish alternate sources of supply. If UTI becomes insolvent and is therefore unable to deliver product to the Company and/or its customers, and if alternative supply is not immediately available, such an event might cause a disruption in meeting customer demand which could result in a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company has provided prepayments to UTI to assist that company with the purchase of raw materials and the payment of payroll costs applicable to manufacturing the products made for the Company. At December 31, 2004, the net amount of prepayments made to UTI was $313,000. If UTI continues to have financial difficulty, it is possible that the Company may not receive shipments of product for which prepayments have been made, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Maintaining Debt Obligations

     The Company has certain debt covenants that must be maintained. There is no assurance that the Company will be able to continue to meet these debt covenants in the future. If the Company defaults on any of its debt covenants and it is unable to renegotiate credit terms in order to comply with such covenants, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Limiting the Use of Net Operating Loss Carryforwards

     At December 31, 2004, the Company had approximately $74,877,000 of net operating loss carryforwards available to offset current and future taxable income. In addition, the Company reflected a net deferred tax asset of $23,501,000 on its Consolidated Balance Sheet associated with the future tax benefit it expects to receive related to its U.S. operations.

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

Risks Related to Changes in Transportation Regulations

     The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO) and corresponding International Air Transport Association (IATA) Dangerous Goods Regulations and, in the U.S., by the Department of Transportation (DOT). The Company currently ships its products pursuant to ICAO, IATA and DOT hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and additional regulations are expected to go into effect in 2005. The new regulations require companies to meet certain new testing, packaging, labeling and shipping specifications for safety reasons. The Company complies with all current U.S. and international regulations for the shipment of its products, and will comply with any new regulations that are imposed. The Company has established its own testing facilities to ensure that it complies with these regulations. If the Company were unable to comply with the new regulations, however, or if regulations are introduced that limit the Company’s ability to transport its products to customers in a cost-effective manner, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Currency Fluctuations

     The Company maintains manufacturing operations in the U.S. and the U.K., and exports products to various countries. The Company purchases materials and sells its products in foreign currencies, and therefore currency fluctuations may impact the Company’s pricing of products sold and materials purchased. In addition, the Company’s foreign subsidiary maintains its books in local currency, and the translation of those subsidiary financial statements into U.S. dollars for its consolidated financial statements could have an adverse effect on the Company’s consolidated financial results, due to changes in local currency relative to the U.S. dollar. Accordingly, currency fluctuations could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Cost of Debt and Credit Availability

     In June 2004, the Company entered into a new $25,000,000 credit facility. Pursuant to this agreement, the Company is required to maintain certain financial covenants. In particular, the Company monitors a Debt to EBIT ratio based on trailing 12-month earnings. The result of this ratio impacts the overall cost of borrowing to the Company and also may limit the overall amount of debt that the Company may obtain under this facility. If the Company’s Debt to EBIT ratio changes adversely, such changes may have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Effectiveness of Internal Controls

     The Company maintains and monitors various internal control processes over its financial reporting. While the Company works to ensure a stringent control environment, it is possible that the Company, through its ongoing internal control assessment, may determine that it has deficiencies in certain internal controls that are considered to be material weaknesses. Such material weaknesses in internal controls would be indicative of potential factors that could impact the financial results being reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks in the normal course of business, primarily interest rate risk, changes in market value of its investments, and foreign currency risk, and believes its exposure to these risks is minimal. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligation. In July 2004, the Company hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. As of December 31, 2004, a one basis point change in interest rates would have a $2,000 change in the fair value of the swap.

     The Company maintains a portfolio of available-for-sale equity securities. These investments are made in accordance with the Company’s investment policy and in compliance with the terms of its credit facility, and primarily consist of U.S. corporate bonds. The market value of these investments was approximately $1 million as of December 31, 2004. The Company monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. In 2004, the Company recorded no impairment losses related to its investments.

     The Company is subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. In the year ended December 31, 2004, approximately 94% of the Company’s sales were denominated in U.S. dollars. The remainder of the Company’s sales was denominated in U.K. pounds sterling and euros. A 10% change in the value of the pound sterling or the euro to the U.S. dollar would have impacted the Company’s revenues in that period by less than 1%. The Company monitors the relationship between the U.S. dollar and other currencies on a continuous basis and adjusts sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.

     The Company maintains manufacturing operations in the U.S. and the U.K., and exports products to various countries. The Company purchases materials and sells its products in foreign currencies, and therefore currency fluctuations may impact the Company’s pricing of products sold and materials purchased. In addition, the Company’s foreign subsidiary maintains its books in local currency, which is translated into U.S. dollars for its consolidated financial statements. A 10% change in local currency relative to the U.S. dollar would have impacted the Company’s consolidated income before taxes by approximately $250,000, or 21%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 42.

Page
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	42

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002	43

Consolidated Statements of Operations for the year ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	44

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	45

Consolidated Statements of Cash Flows for the year ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	46

Notes to Consolidated Financial Statements	47

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts	75

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ultralife Batteries, Inc.

We have completed an integrated audit of Ultralife Batteries, Inc.’s December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and 2002 and June 30, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ultralife and its subsidiary at December 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Rochester, New York
March 18, 2005

ULTRALIFE BATTERIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	December 31,	December 31,
	2004	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$10,529	$830	$1,322
Restricted cash	—	50	50
Available-for-sale securities	1,000	—	—
Trade accounts receivable (less allowance for doubtful accounts of $284, $168 and $297 at December 31, 2004, 2003 and 2002, respectively)	8,585	17,803	6,200
UTI note receivable	—	2,350	—
Inventories	13,938	10,209	5,813
Due from insurance companies	1,198	—	—
Deferred tax asset-current	3,082	—	—
Prepaid expenses and other current assets	1,851	1,088	740

Total current assets	40,183	32,330	14,125

Property, plant and equipment, net	20,202	18,213	15,336

Other assets:
Investment in UTI	—	1,550	1,550
Technology license agreements (net of accumulated amortization of $1,451, $1,418 and $1,318 at December 31, 2004, 2003 and 2002, respectively)	—	33	133
Financing fees	103	—	—
Security deposits	226	226	230
Deferred tax asset-non current	20,420	—	—

	20,749	1,809	1,913

Total Assets	$81,134	$52,352	$31,374

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$2,390	$8,295	$816
Accounts payable	3,545	6,385	4,283
Accrued compensation	309	257	134
Accrued vacation	576	564	439
Income taxes payable	—	106	—
Other current liabilities	2,718	2,247	1,472

Total current liabilities	9,538	17,854	7,144

Long - term liabilities:
Debt and capital lease obligations	7,215	68	1,354
Grant	—	—	633
Other long-term liabilities	756	—	—

Total long term liabilities	7,971	68	1,987

Commitments and contingencies (Note 6)

Shareholders’ Equity :
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,019,262, 14,302,782 and 13,579,519 at December 31, 2004, 2003 and 2002, respectively)	1,502	1,430	1,358
Capital in excess of par value	127,299	120,626	115,251
Accumulated other comprehensive loss	(605)	(723)	(1,016)
Accumulated deficit	(62,193)	(84,525)	(90,972)

	66,003	36,808	24,621

Less -Treasury stock, at cost - 727,250 shares outstanding at December 31, 2004, 2003 and 2002, respectively)	2,378	2,378	2,378

Total shareholders’ equity	63,625	34,430	22,243

Total Liabilities and Shareholders’ Equity	$81,134	$52,352	$31,374

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended	Year Ended	6 Months Ended	Year Ended
	December 31,	December 31,	December 31,	June 30,
	2004	2003	2002	2002
Revenues	$98,182	$79,450	$15,599	$32,515
Cost of products sold	77,880	62,354	14,707	31,168

Gross margin	20,302	17,096	892	1,347

Operating and other expenses:
Research and development	2,633	2,505	1,106	4,291
Selling, general, and administrative	10,771	8,610	3,441	7,949
Impairment of long lived assets	1,803	—	—	14,318

Total operating and other expenses, net	15,207	11,115	4,547	26,558

Operating income (loss)	5,095	5,981	(3,655)	(25,211)

Other income (expense):
Interest income	116	23	41	91
Interest expense	(598)	(543)	(192)	(382)
Gain on fires	214	—	—	—
Equity loss in UTI	—	—	(1,273)	(954)
Gain on sale of UTI stock	—	—	1,459	—
Write-off of UTI investment and note receivable	(3,951)	—	—	—
Gain from forgiveness of debt/grant	—	781	—	—
Miscellaneous income	352	311	508	320

Income (loss) before income taxes	1,228	6,553	(3,112)	(26,136)

Income tax provision-current	32	106	—	—
Income tax benefit-deferred	(21,136)	—	—	—

Total income taxes	(21,104)	106	—	—

Net income (loss)	$22,332	$6,447	$(3,112)	$(26,136)

Earnings (loss) per share - basic	$1.59	$0.49	$(0.24)	$(2.11)

Earnings (loss) per share - diluted	$1.48	$0.46	$(0.24)	$(2.11)

Weighted average shares outstanding — basic	14,087	13,132	12,958	12,407

Weighted average shares outstanding — diluted	15,074	13,917	12,958	12,407

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

				Accumulated Other Comprehensive Income (Loss)
				Foreign
			Capital in	Currency	Other
	Common Stock		excess of	Translation	Unrealized	Accumulated	Treasury
(Dollars in Thousands)	Number of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Total
Balance as of June 30, 2001	11,488,186	$1,149	$99,389	$(1,059)	$1	$(61,724)	$(303)	$37,453

Comprehensive loss:
Net loss						(26,136)		(26,136)
Other comprehensive income, net of tax:
Foreign currency translation adjustments				202				202

Other comprehensive income								202

Comprehensive loss								(25,934)

Shares issued under private stock offerings	1,891,333	189	8,502					8,691
UTI change in ownership transactions and other			5,212					5,212

Balance as of June 30, 2002	13,379,519	$1,338	$113,103	$(857)	$1	$(87,860)	$(303)	$25,422

Comprehensive loss:
Net loss						(3,112)		(3,112)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments				(159)				(159)
Unrealized net loss on securities					(1)			(1)

Other comprehensive loss								(160)

Comprehensive loss								(3,272)

Shares issued under private stock offerings	200,000	20	580					600
UTI change in ownership transactions and other			1,568					1,568
Treasury shares reacquired from UTI							(2,075)	(2,075)

Balance as of December 31, 2002	13,579,519	$1,358	$115,251	$(1,016)	$—	$(90,972)	$(2,378)	$22,243

Comprehensive income:
Net income						6,447		6,447
Other comprehensive income, net of tax:
Foreign currency translation adjustments				293				293

Other comprehensive income								293

Comprehensive income								6,740

Shares issued under private stock offerings	200,000	20	2,342					2,362
Shares issued on conversion of short term note	125,000	13	487					500
Shares issued under stock option and warrant exercises	398,263	40	2,520					2,560
Stock-based compensation			26					26

Balance as of December 31, 2003	14,302,782	$1,430	$120,626	$(723)	$—	$(84,525)	$(2,378)	$34,430

Comprehensive income:
Net income						22,332		22,332
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments				218				218
Unrealized loss on interest rate swap arrangements					(100)			(100)

Other comprehensive income								118

Comprehensive income								22,450

Tax benefits applicable to exercise of stock options			2,428					2,428
Shares issued under employee stock grant	8,142	1	134					135
Shares issued under stock option and warrant exercises	708,338	71	4,101					4,172
Stock-based compensation			10					10

Balance as of December 31, 2004	15,019,262	$1,502	$127,299	$(505)	$(100)	$(62,193)	$(2,378)	$63,625

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	December 31,	June 30,
	2004	2003	2002	2002
OPERATING ACTIVITIES
Net income (loss)	$22,332	$6,447	$(3,112)	$(26,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,309	3,133	1,407	4,393
Gain on assets disposed of in fire	(214)	—	—	—
Write-down of fixed assets destroyed in fire	137	—	—	—
Write-down of inventory destroyed in fire	677	—	—	—
(Gain)/Loss on asset disposal	(1)	5	4	—
Foreign exchange (gain) / loss	(345)	(316)	(445)	(320)
Equity loss in UTI	—	—	1,273	954
Gain on sale of UTI stock	—	—	(1,459)	—
Write off of UTI investment	3,916	—	—	—
Non-cash stock-based compensation	146	26	—	—
Non-cash gain on forgiveness of debt	—	(781)	—	—
Recognition of deferred taxes	(21,073)	—	—	—
Impairment of long lived assets	1,803	—	—	14,318
Provision for loss on accounts receivable	124	12	25	10
Provision for inventory obsolescence	405	388	128	(4)
Changes in operating assets and liabilities:
Accounts receivable	9,255	(11,615)	(176)	(2,640)
Inventories	(4,640)	(4,784)	(1,308)	750
Prepaid expenses and other current assets	(548)	(344)	(128)	799
Insurance proceeds receivable relating to fires	(1,198)	—	—	—
Income taxes payable	(106)	106	—	—
Accounts payable and other current liabilities	(3,104)	3,156	680	(323)

Net cash provided by/(used in) operating activities	10,875	(4,567)	(3,111)	(8,199)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,437)	(5,560)	(341)	(2,330)
Proceeds from sale leaseback	—	—	—	995
Proceeds from asset disposal	17	50	8	—
Proceeds from sale of UTI stock	—	—	2,393	—
Issuance of note to UTI	—	(2,350)	—	—
Purchase of securities	(3,500)	—	—	(8,424)
Sales of securities	2,500	—	—	11,334
Change in restricted cash	50	—	151	—

Net cash (used in)/provided by investing activities	(6,370)	(7,860)	2,211	1,575

FINANCING ACTIVITIES
Change in revolving credit facility	(6,669)	7,011	—	—
Proceeds from issuance of common stock, net	4,172	4,921	—	8,691
Proceeds from issuance of debt	10,000	500	—	600
Retirement of long-term debt	(867)	—	—	—
Debt issue costs	(207)	—	—	—
Proceeds from grant	—	117	633	—
Principal payments under long-term debt and capital leases	(1,251)	(818)	(481)	(1,062)

Net cash provided by (used in) financing activities	5,178	11,731	152	8,229

Effect of exchange rate changes on cash	16	204	54	(83)

Change in cash and cash equivalents	9,699	(492)	(694)	1,522

Cash and cash equivalents at beginning of period	830	1,322	2,016	494

Cash and cash equivalents at end of period	$10,529	$830	$1,322	$2,016

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$333	$308	$76	$374
Cash paid for taxes	$299	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

Note 1 — Summary of Operations and Significant Accounting Policies

a. Description of Business

     Ultralife Batteries, Inc. is a global provider of power solutions for diverse applications. The Company develops, manufactures and markets a wide range of non-rechargeable and rechargeable batteries, charging systems and accessories for use in military, industrial and consumer portable electronic products. Through its range of standard products and engineered solutions, Ultralife is able to provide the next generation of power systems. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available.

     Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this report reflecting the calendar year ended December 31, 2003 are referred to as “2003”. The financial results presented in this report reflecting the six-month period ended December 31, 2002 are referred to as “Transition 2002”. The financial results presented in this report reflecting the full twelve-month fiscal periods that ended June 30 prior to Transition 2002 are referred to as “fiscal” years. For instance, the year ended June 30, 2002 is referred to as “Fiscal 2002”, and the year ended June 30, 2001 is referred to as “Fiscal 2001”.

b. Principles of Consolidation

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary, Ultralife Batteries UK, Ltd. (“Ultralife UK”). Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company does not have a controlling interest are accounted for using the equity method, if the Company’s interest is greater than 20%. Investments in entities in which the Company has less than a 20% ownership interest are accounted for using the cost method.

c. Management’s Use of Judgment and Estimates

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

d. Cash and Cash Equivalents

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits with financial institutions and financial instruments with original maturities of three months or less to be cash equivalents. For purposes of the Consolidated Balance Sheet, the carrying value approximates fair value because of the short maturity of these instruments.

e. Restricted Cash

     At times, the Company has been required to maintain certain levels of escrowed cash in order to comply with the terms of some of its debt and lease agreements. As of December 31, 2004, 2003 and 2002, the Company had $0, $50, and $50, respectively, in restricted cash with a certain lending institution primarily for letters of credit supporting a corporate credit card program. There was no cash restricted at December 31, 2003 or 2002 pertaining to the Company’s revolving credit facility.

f. Available-for-Sale Securities

     Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable equity securities and debt securities are classified as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. The Company had available-for-sale securities amounting to $1,000 at December 31, 2004 consisting of auction rate securities, and $0 at December 31, 2003, 2002 and June 30, 2002. There were no unrealized gains or losses included in other comprehensive income at December 31, 2004, 2003, 2002, and June 30, 2002.

     The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income (loss) as gains (losses) on sale of securities. There were no realized gains or losses included in net income for the years ended December 31, 2004, 2003, the six months ended December 31, 2002 or the year ended June 30, 2002.

g. Inventories

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.

h. Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Estimated useful lives are as follows:

Buildings	10 – 20 years
Machinery and Equipment	5 – 10 years
Furniture and Fixtures	3 – 7 years
Computer Hardware and Software	3 – 5 years
Leasehold Improvements	Lesser of useful life or lease term

     Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense).

i. Long-Lived Assets and Intangibles

     The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by the Company in its evaluation approximates the Company’s weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. In 2004, the Company recorded an impairment charge of $1,803 consisting of $664 of the net book value of the Company’s own assets, and $1,139 of the present value of remaining payments for certain assets under operating leases. In Fiscal 2002, the Company recorded an impairment of $14,318 in connection with assets related to its rechargeable business (see Note 2). The Company did not record any impairments of long-lived assets in the calendar year ended December 31, 2003 or the six-month period ended December 31, 2002.

j. Technology License Agreements

     Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired a technology license agreement for an initial payment of $1,000 in May 1994. Royalties are payable at a rate of 8% of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company. The royalties can be reduced under certain circumstances based on the terms of this agreement. The agreement is amortized using the straight-line method over 10 years, the term of the agreement. Amortization expense was $33, $100, $50, and $100 in the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the fiscal year ended June 30, 2002, respectively.

k. Translation of Foreign Currency

     The financial statements of the Company’s foreign affiliates are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”. Exchange gains included in net income (loss) for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002, and for the year ended June 30, 2002 were $345, $316, $445, and $320, respectively.

l. Revenue Recognition

     Battery Sales – In general, revenues from the sale of batteries are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers do not have a general right of return on products shipped.

     Technology Contracts – The Company recognizes revenue using the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. The Company allocates costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, the Company may be required to transfer technology developed to the U.S. Government. The Company has accounted for the contracts in accordance with SFAS No. 68, “Research and Development Arrangements”. The Company, where appropriate, has recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.

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

o. Advertising Expenses

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $208, $142, $72, and $213 for calendar years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and for the year ended June 30, 2002, respectively.

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

q. Environmental Costs

     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 96-1, “Environmental Remediation Liabilities”. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

r. Income Taxes

     The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes”, is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In the year ended December 31, 2004, the Company recorded a $23,501 net deferred tax asset associated with its U.S. net operating loss carryforwards, due to the determination that it was more likely than not that the Company would be able to utilize these benefits in the future. The Company recorded no income tax benefit relating to the net operating loss generated during the year ended December 31, 2003, the six months ended December 31, 2002 and the fiscal year ended June 30, 2002, as such income tax benefit was offset by an increase in the valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. A valuation allowance was also required for the year ended December 31, 2004 related to the Company’s U.K. subsidiary and the history of losses at that facility.

s. Concentration of Credit Risk

     During 2004, the Company had one major customer, the U.S. Army / Communications and Electronics Command (CECOM). In October 2004, purchasing responsibility for battery procurement was transferred to Defense Logistics Agency (DLA). Together, this customer comprised approximately 55% of the Company’s revenue. The Company believes that the loss of this customer would have a material adverse effect on the Company. The Company is not aware of any issues with this customer relationship.

     Currently, the Company does not experience significant seasonal trends in non-rechargeable battery revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The smoke detector OEM market segment comprised approximately 7% of total non-rechargeable revenues in 2004. Additionally, a lower demand from the U.S. and U.K. Governments could result in lower sales to military and government users.

     The Company generally does not distribute its products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. Army/CECOM have been substantial during 2004, the Company does not consider this customer to be a significant credit risk. The Company does not normally obtain collateral on trade accounts receivable.

t. Fair Value of Financial Instruments

     SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2004, 2003 and 2002. Fair values have been determined through information obtained from market sources.

u. Derivative Financial Instruments

     Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of the Company’s interest rate swap at December 31, 2004 resulted in a liability of $100, of which $78 was reflected as long-term.

v. Earnings Per Share

     The Company accounts for net earnings (loss) per common share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities, if any, calculated using the treasury stock method. The dilutive effect of 1,738,648 and 1,995,486 outstanding stock options and warrants were included in the dilution computation for the years ended December 31, 2004 and 2003, respectively. No dilution for common share equivalents was included in the six-month period ended December 31, 2002 or in the fiscal year ended June 30, 2002 as the effects would have been anti-dilutive. For those periods, diluted earnings per share were the equivalent of basic earnings per share due to the net loss. There were 2,125,549 and 2,562,640, outstanding stock options and warrants as of December 31, 2002 and June 30, 2002 respectively, that were not included in EPS for those periods as the effect would be anti-dilutive. (See Note 7.)

     The computation of basic and diluted earnings per share is summarized as follows:

	Year Ended	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	December 31,	June 30,
	2004	2003	2002	2002
Net Income / (Loss) (a)	$22,332	$6,447	($3,112)	($26,136)
Effect of Dilutive Securities:
Stock Options / Warrants	10	44	—	—
Convertible Note	—	9	—	—

Net Income – Adjusted (b)	$22,342	$6,500	($3,112)	($26,136)

Average Shares Outstanding – Basic (c)	14,087	13,132	12,958	12,407
Effect of Dilutive Securities:
Stock Options / Warrants	987	722	—	—
Convertible Note	—	63	—	—

Average Shares Outstanding – Diluted (d)	15,074	13,917	12,958	12,407

EPS – Basic (a/c)	$1.59	$0.49	($0.24)	($2.11)
EPS – Diluted (b/d)	$1.48	$0.46	($0.24)	($2.11)

w. Stock-Based Compensation

     The Company has various stock-based employee compensation plans, which are described more fully in Note 7. The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock option-based employee compensation cost is reflected in net income (loss). The effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123” (as discussed below in Recent Accounting Pronouncements), to stock option-based employee compensation is as follows:

			Transition
	2004	2003	2002	Fiscal 2002
Net income (loss), as reported	$22,332	$6,447	($3,112)	($26,136)
Add: Stock option-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,150)	(1,348)	(415)	(1,291)

Pro forma net income (loss)	$21,182	$5,099	($3,527)	($27,427)

Earnings (loss) per share:
Basic – as reported	$1.59	$0.49	($0.24)	($2.11)
Diluted – as reported	$1.48	$0.46	($0.24)	($2.11)
Basic – pro forma	$1.50	$0.39	($0.27)	($2.21)
Diluted – pro forma	$1.41	$0.37	($0.27)	($2.21)

     In July 2004 the Company granted shares of its common stock pursuant to its Long-Term Incentive Plan, to eligible hourly employees, based on years of service. The Company awarded 6 shares of stock for each year of service, in addition to awarding cash compensation to pay for related taxes. This stock grant resulted in the issuance of 8,142 shares of common stock valued at $135 on the date of grant, as well as total cash compensation of $95 amounting to an expense to the Company of $230.

x. Segment Reporting

     The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company has three operating segments. The basis for determining the Company’s operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

y. Recent Accounting Pronouncements

     In January 2003, the Emerging Issues Task Force (EITF) issued Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-01 provides guidance on how an entity should evaluate impairment for certain investments, specifically, how to define other-than-temporary impairment and how such impairment should be accounted for by the cost method under APB 18. Subsequently, in September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-1-1 that delays the effective date for measurement and recognition guidance included in paragraphs 10-20 of EITF 03-1. Although implementation of the issue has been delayed, adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions that could affect the Company’s current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing any potential impact of these provisions.

     In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share – an Amendment to FAS128”. The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. Although implementation of the issue has been delayed, adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company currently accounts for stock option-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS 123 and SFAS 148. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently assessing any potential impact of this provision.

z. Reclassifications

     Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. In 2003, the Company redefined its segment contribution in its segment reporting as gross margin. As a result, the Company reclassified research and development expenses for the periods prior to 2003 to corporate expense (see Note 11).

Note 2- Impairment of Long-Lived Assets

     In December 2004, the Company recorded a $1,803 impairment charge related to certain polymer rechargeable manufacturing assets. This impairment consisted of $664 of the net book value of the Company’s own assets, and $1,139 of the present value of remaining payments for certain assets under operating leases. The Company determined that this manufacturing equipment would no longer be utilized, resulting from a strategic decision to no longer manufacture polymer rechargeable cells. The impairment charge was accounted for under Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. The $1,139 expense and liability related to the Company’s estimated net ongoing costs associated with its lease obligation for its polymer rechargeable manufacturing equipment requires the Company to make estimates and assumptions with respect to costs to satisfy commitments under the lease. The Company used a credit-adjusted risk-free rate of 6% to discount the remaining cash flows under the operating lease. The Company will review its estimates and assumptions on at least a quarterly basis, and make whatever modifications management believes necessary, based on the Company’s best judgment to reflect any changed circumstances. As a result of the impairment of these assets, depreciation charges and lease expenses will be reduced by approximately $500 per year.

     In June 2002, the Company reported a $14,318 impairment charge. This impairment charge related to a write-down of long-lived assets in the Company’s rechargeable production operations, reflecting a change in the Company’s strategy. Changes in external economic conditions culminated in June 2002, reflecting a slowdown in the mobile electronics marketplace and a realization that near-term business opportunities utilizing the high volume rechargeable production equipment had dissipated. These changes caused the Company to shift away from high volume polymer battery production to higher value, lower volume opportunities. The Company’s redefined strategy eliminated the need for its high volume production line that had been built mainly to manufacture Nokia cell phone replacement batteries. The impairment charge was accounted for under Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, which requires evaluating the assets’ carrying value based on future cash flows. As a result of the impairment of the Company’s fixed assets, depreciation charges will be reduced by approximately $1,800 per year.

Note 3 — Supplemental Balance Sheet Information

     The composition of inventories was:

	December 31,
	2004	2003	2002
Raw materials	$7,441	$5,946	$3,259
Work in process	4,184	2,306	1,882
Finished products	2,821	2,699	1,207

	14,446	10,951	6,348
Less: Reserve for obsolescence	508	742	535

	$13,938	$10,209	$5,813

     The composition of property, plant and equipment was:

	December 31,
	2004	2003	2002
Land	$123	$123	$123
Buildings and Leasehold Improvements	3,223	1,845	1,619
Machinery and Equipment	36,300	33,207	28,772
Furniture and Fixtures	497	358	319
Computer Hardware and Software	1,882	1,554	1,405
Construction in Progress	2,185	1,748	291

	44,210	38,835	32,529
Less: Accumulated Depreciation	24,008	20,622	17,193

	$20,202	$18,213	$15,336

     Depreciation expense was $3,193, $3,033, $1,357, and $4,293, for the years ended December 31, 2004, 2003, the six months ended December 31, 2002, and the fiscal year ended June 30, 2002, respectively.

     Included in Buildings and Leasehold Improvements is a capital lease for the Company’s Newark, New York facility. The carrying value for this facility is as follows:

	December 31,
	2004	2003	2002
Acquisition Value	$553	$553	$553
Accumulated Amortization	378	323	267

Carrying Value	$175	$230	$286

Note 4 — Operating Leases

     The Company leases various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $1,244, $1,232, $611, and $801 for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows:

				2009
2005	2006	2007	2008	and beyond
$1,233	$1,226	$676	$299	$1,317

     In March 2001, the Company entered into a $2,000 lease for certain new manufacturing equipment with a third party leasing agency. Under this arrangement, the Company had various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, the Company expanded its leasing arrangement with this third party leasing agency, increasing the amount of the lease line from $2,000 to $4,000. The increase in the line was used to fund capital expansion plans for manufacturing equipment that increased capacity within the Company’s Non-rechargeable business unit. At June 30, 2002, the lease line had been fully utilized. In December 2004, the Company recorded an impairment charge of $1,139 related to the present value of remaining payments for a portion of the assets under this lease. The Company determined that the polymer rechargeable manufacturing assets under the lease would no longer be utilized. The Company’s lease payment continues to be $226 per quarter. In conjunction with this lease, the Company has a letter of credit of $3,600 outstanding at December 31, 2004.

Note 5 — Debt and Capital Leases

Convertible Note to Director

     In conjunction with the Company’s private placement offering in April 2002, a note was issued to an individual who, at the time, was one of the Company’s directors. The note converted into 200,000 shares of the Company’s common stock upon the approval of shareholders at the Company’s Annual Meeting in December 2002. All shares were issued at $3.00 per share.

Credit Facilities

     On June 30, 2004, the Company closed on a new secured $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaces the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio. At December 31, 2004, the Company was in compliance with all three covenants.

     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, are to be used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, and on January 1, 2005 the adjusted rate increased to 5.73%. Derivative Instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2004 resulted in a liability of $100, of which $78 was reflected as long-term.

     As of December 31, 2004, the Company had $9,167 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. The Company’s additional borrowing capacity under the revolver component of the credit facility as of December 31, 2004 was approximately $6,000, net of outstanding letters of credit of $3,600.

     In 2004, the Company paid $207 in financing fees in connection with the $25,000 credit facility with JP Morgan Chase Bank which will be amortized over the term of the credit facility. For the year ended December 31, 2004, the Company recorded amortization expense related to financing fees for its credit facilities of $83.

     On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company’s wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $867. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. At December 31, 2004, the outstanding borrowings under this revolver were $370.

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

Payment Schedule

     Principal payments under the current amount outstanding of the long-term debt and capital leases are as follows:

		Capital
	Credit	Lease-
	Facility	Building	Total
2005	$2,000	$20	$2,020
2006	2,000	23	2,023
2007	2,000	25	2,025
2008	2,000	—	2,000
2009 and thereafter	1,167	—	1,167

	9,167	68	9,235
Less: Current portion	2,000	20	2,020

Long-term	$7,167	$48	$7,215

Letters of Credit

     In connection with the $4,000 operating lease line that the Company initiated in March 2001, the Company maintains a letter of credit, which expires in July 2007. At December 31, 2004, the amount of the letter of credit was $3,600. This letter of credit declines gradually at certain points over time as the obligation it is associated with diminishes.

Note 6 — Commitments and Contingencies

a. China Program

     In July 1992, the Company entered into several agreements related to the establishment of a manufacturing facility in China for the production and distribution of batteries. The Company made an investment of $284 of a total anticipated investment of $405 which would represent a 15% interest in the China Program and accounted for this investment using the cost method. Changzhou Ultra Power Battery Co., Ltd., a company organized in China (“China Battery”), purchased from the Company certain technology, equipment, training and consulting services relating to the design and operation of a lithium battery manufacturing plant. China Battery was required to pay approximately $6,000 to the Company over the first two years of the agreement, of which approximately $5,600 has been paid. The Company has been attempting to collect the balance due under this contract. China Battery has indicated that these payments will not be made until certain contractual issues have been resolved. Due to the Chinese partner’s questionable willingness to pay, the Company wrote off in Fiscal 1997 the entire balance owed to the Company as well as the Company’s investment. In December 1997, China Battery sent to the Company a letter demanding reimbursement of losses they have incurred plus a refund for certain equipment that the Company sold to China Battery. Although China Battery has not taken any additional steps, there can be no assurance that China Battery will not further pursue such a claim, which, if successful, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company believes that such a claim is without merit.

b. Indemnity Agreement

     The Company’s By-laws provide that the Company will reimburse directors or officers for all expenses, to the fullest extent permitted by law arising out of their performance as agents or trustees of the Company.

c. Purchase Commitments

     As of December 31, 2004, the Company has made commitments to purchase approximately $949 of production machinery and equipment.

d. Royalty Agreements

     Technology underlying certain products of the Company is based in part on non-exclusive transfer agreements. The Company made an original payment for such technology and is required to make royalty and other payments in the future that incorporate the licensed technology.

     In 2003, the Company entered into an agreement with Saft, to license certain tooling for battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2004 and 2003 was $605 and $247, respectively. This agreement expires in the year 2017.

e. Government Grants/Loans

     The Company has been able to obtain certain grants/loans from government agencies to assist with various funding needs.

     In November 2001, the Company received approval for a $750 grant/loan from a federally sponsored small cities program. The grant/loan assisted in funding capital expansion plans that the Company expected would lead to job creation. The Company was reimbursed for approved capital as it incurred the costs. In August 2002, the $750 small cities grant/loan documentation was finalized and the Company was reimbursed approximately $400 for costs it had incurred to date for equipment purchases applicable under this grant/loan. As of December 31, 2002, the total funds advanced to the Company were $633. The remaining $117 under this grant/loan was reimbursed to the Company during 2003 as it incurred additional expenses and submitted requests for reimbursement. The Company initially recorded the proceeds from this grant/loan as a long-term liability, and was to amortize these proceeds into income as the certainty of meeting the employment criteria became definitive. In the third quarter of 2003, the Company satisfied its obligation to meet certain employment levels, and the loan/grant was forgiven. As a result, the Company recorded a gain of $781 (including accrued interest) from the forgiveness of the loan/grant in the Statement of Operations in 2003.

     Also in November 2001, the Company received approval for a $300 grant/loan from New York State. The grant/loan will fund capital expansion plans that the Company expects will lead to job creation. In this case, the Company will be reimbursed after the full completion of the particular project. This grant/loan also required the Company to meet and maintain certain levels of employment. During 2002, since the Company did not meet the beginning employment threshold, it appeared unlikely at that time that the Company would be able to gain access to these funds. However, since the Company’s employment levels have increased since 2002, the Company expects to be able to gain access to these funds during 2005.

     In September 2003, the Company signed a contract with the U.S. Department of the Army-Communications and Electronics Command (CECOM) whereby the Company will receive approximately $3,100 to purchase, on behalf of CECOM, manufacturing equipment to expand its BA-5390 lithium-manganese dioxide battery manufacturing capability. The Company received approximately $2,100 related to this contract in 2003 and approximately $1,000 in 2004.

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

g. Product Warranties

     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during 2004 were as follows:

Balance at December 31, 2003	$278
Accruals for warranties issued	294
Settlements made	(246)

Balance at December 31, 2004	$326

h. Legal Matters

     The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230. This cost, however, is merely an estimate and the cost may in fact be much higher. Through December 2004, total costs incurred have amounted to approximately $100. In February, 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed. NYSDEC oversaw the remedial work and requested additional sampling which was completed in December of 2003, as well. The test results have been forwarded to NYSDEC and to the New York State Department of Health and the Company is awaiting further comment. It is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company’s business, financial condition and the results of operations in the period in which such claims are resolved.

     A retail end-user of a product manufactured by one of Ultralife’s customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife assured the Customer that it will honor its warranty by replacing any batteries that may be determined to be defective. Subsequently, the Company learned that the end-user and the Customer settled the matter. In February 2005, Ultralife and the Customer entered into a settlement agreement. Under the terms of the agreement, Ultralife has agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under the Company’s standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released Ultralife from any and all liability with respect to this matter. Consequently, the Company does not anticipate any further expenses with regard to this matter other than its obligations under the settlement agreement. The Company’s warranty reserve as of December 31, 2004 includes an accrual related to anticipated replacements under this agreement. Further, the Company does not expect the ongoing terms of the settlement agreement to have a material impact on the Company’s operations or financial condition.

Note 7 — Shareholders’ Equity

a. Preferred Stock

     The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2004, no preferred shares were issued or outstanding.

b. Common Stock

     The Company has authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.

     In July 2001, the Company completed a $6,800 private placement of 1,090,000 shares of its common stock at $6.25 per share.

     In April 2002, the Company issued 801,333 shares of its common stock at $3.00 per share in a private placement. In conjunction with this offering, another 200,000 shares were issued in December 2002 to an individual who, at the time, was one of the Company’s directors, upon conversion of a convertible debenture (see Note 5).

     In March 2003, the Company issued 125,000 shares of its common stock at $4.00 per share to complete a short term financing to help it meet certain working capital needs as the Company was growing rapidly.

     On October 7, 2003, the Company completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2,500. The net proceeds of the private placement, $2,350, were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which the Company has an approximate 9.2% ownership interest. This transaction was done in order to provide some short term financing to UTI while they work to complete an additional equity infusion into UTI to support their growth plans. The transaction was recorded as a short-term note receivable maturing on March 1, 2004 with interest accruing at 3% per annum. Pursuant to the private placement agreement, the Company filed an S-3 Registration Statement with the SEC to register the shares issued in the private placement for unrestricted trading. (See Note 12 for additional information.)

     In July 2004 the Company granted shares of its common stock pursuant to its Long-Term Incentive Plan, to eligible hourly employees, based on years of service. The Company awarded 6 shares of stock for each year of service, in addition to awarding cash compensation to pay for related taxes. This stock grant resulted in the issuance of 8,142 shares of common stock valued at $135 on the date of grant, as well as total cash compensation of $95 amounting to an expense to the Company of $230.

c. Treasury Stock

     At December 31, 2004, 2003 and 2002, the Company had 727,250 shares of treasury stock outstanding, valued at $2,378.

d. Stock Options

     The Company sponsors several stock option-based compensation plans, all of which are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense for its stock option-based compensation plans has been recognized in the Company’s Consolidated Statements of Operations. The Company has adopted the disclosure-only provision of SFAS No. 148, “Accounting for Stock–Based Compensation”.

     For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2004, 2003, the six-month period ended December 31, 2002 and in fiscal year 2002:

			Transition	Fiscal
	2004	2003	2002	2002

Risk-free interest rate	3.2%	2.3%	2.2%	3.6%
Volatility factor	84.5%	75.9%	75.9%	75.8%
Dividends	0%	0%	0%	0%
Weighted average expected life (years)	4	4	4	4
Weighted average fair value of options granted	$9.62	$3.38	$1.72	$2.13

     The shareholders of the Company have approved four stock option plans that permit the grant of options. In addition, the shareholders of the Company have approved the grant of options outside of these plans. Under the 1991 stock option plan, 100,000 shares of Common Stock were reserved for grant to key employees and consultants of the Company. These options expired on September 13, 2001, at which date the plan terminated. All options granted under the 1991 plan were Non-Qualified Stock Options (“NQSOs”).

     The shareholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth year. The NQSOs vest immediately and expire on the sixth year. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of December 31, 2004, there were 241,800 stock options outstanding under this plan.

     Effective July 12, 1999, the Company granted the current CEO options to purchase 500,000 shares of Common Stock at $5.19 per share outside of any of the stock option plans. Of these, 50,000 options were exercisable on the grant date, and the remaining options became exercisable in annual increments of 90,000 over a five-year period commencing July 12, 2000 through July 12, 2004, and expire on July 12, 2005. As of December 31, 2004, there were 275,000 of these options outstanding. Since these options were granted without shareholder approval, any gains resulting from exercises of these options that cause the CEO compensation to exceed $1,000 in any year may not be deductible by the Company for income tax purposes.

     Effective December 2000, the Company established the 2000 stock option plan which is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000, to a total of 1,000,000. In June 2004, shareholders approved an amendment to the 2000 Plan, increasing the number of shares of Common Stock by 750,000, as well as adding flexibility to award restricted stock, among other things. Options granted under the revised 2000 plan are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest at twenty percent per year for five years and expire within the sixth or seventh year. Certain ISOs granted to officers vest over three years and expire in the seventh year. All NQSOs issued to non-employee directors vest immediately and expire in either the sixth or seventh year. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2004, there were 1,135,213 stock options outstanding under this plan.

     The following table summarizes data for the stock options issued by the Company:

	2004		2003		Transition 2002		Fiscal 2002
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price	Number	Price
	of Shares	Per Share	of Shares	Per Share	Of Shares	Per Share	of Shares	Per Share

Shares under option at beginning of year	1,908,579	$5.57	2,016,549	$6.05	2,441,140	$6.90	2,266,300	$7.95
Options granted	579,500	15.70	451,700	6.13	110,549	3.01	461,000	3.78
Options exercised	(708,066)	5.89	(376,170)	6.34	—	—	—	—
Options cancelled	(128,000)	5.35	(183,500)	10.46	(535,140)	9.27	(286,160)	9.92

Shares under option at end of year	1,652,013	$8.95	1,908,579	$5.57	2,016,549	$6.05	2,441,140	$6.90

Options exercisable at end of year	715,590	$7.69	981,427	$6.13	1,118,269	$6.74	1,289,200	$8.13

     The following table represents additional information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
Range of	at December 31,	Contractual	Average	at December 31,	Average
Exercise Prices	2004	Life	Exercise Price	2004	Exercise Price

$2.61-$3.70	218,905	3.31	$3.31	80,605	$3.27
$3.71-$5.50	609,268	2.31	$4.75	367,870	$4.98
$5.51-$8.25	156,540	1.70	$6.92	76,600	$6.99
$8.26-$12.38	101,800	4.55	$10.75	76,173	$10.92
$12.39-$17.99	464,000	6.71	$15.03	45,502	$14.63
$18.00-$21.28	101,500	6.16	$19.86	68,840	$19.91

$2.61-$21.28	1,652,013	3.99	$8.95	715,590	$7.69

e. Warrants

     In July 2001, the Company issued warrants to purchase 109,000 shares of its common stock to H.C. Wainwright & Co., Inc. and other affiliated individuals that participated as investment bankers in the $6,800 private placement of 1,090,000 shares of common stock that was completed at that time. The warrants are scheduled to expire in July 2006. There were 86,635 warrants outstanding at December 31, 2004 with an exercise price of $6.25.

f. Reserved Shares

     The Company has reserved 2,050,399, 2,051,637 and 2,612,900 shares of common stock under the various stock option plans and warrants as of December 31, 2004, 2003 and 2002, respectively, and 2,685,950 as of June 30, 2002.

g. Accumulated Other Comprehensive Loss

     Accumulated other comprehensive income (loss) is reported on the Consolidated Statement of Changes in Stockholders Equity and accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheet.

     The components of accumulated other comprehensive loss were as follows:

	December 31,
	2004	2003	2002
Foreign Exchange Translation Adjustments	$(505)	$(723)	$(1,016)
Unrealized Loss on Derivative Instruments	(100)	—	—

Accumulated Other Comprehensive Loss	$(605)	$(723)	$(1,016)

Note 8 — Income Taxes

     Foreign and domestic net operating loss carryforwards totaling approximately $74,887 are available to reduce future taxable income. Foreign loss carryforwards of approximately $13,931 can be carried forward indefinitely. The domestic net operating loss carryforward of $60,956 expires through 2022.

     The Company has determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003. As such, the net operating loss carryforward will be subject to an annual limitation estimated to be in the range of approximately $22,000. This limitation did not have an impact on income taxes determined for 2004. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOLs that can be used by the Company.

     The Company recorded a $21,136 deferred income tax credit at the end of 2004 as a result of the Company’s recognition of a deferred tax asset arising from the Company’s conclusion that that it was more likely than not that it will be able to utilize the U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s recent and anticipated future profitability, based in part on recent military contracts. The Company had significant NOLs related to past years’ cumulative losses, and as a result it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. The Company recorded $32 as a current tax provision for the year ended December 31, 2004.

     In 2004, the Company reduced its valuation allowance related to the deferred tax assets. Although realization of the net deferred tax assets is not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable is reviewed periodically and valuation allowances are provided as necessary.

     In the years ended December 31, 2003 and December 31, 2002, due to the consistent losses reported and uncertainty as to the Company’s ability to utilize the benefits of these tax losses in future periods, the Company had not reported a deferred tax asset on its Consolidated Balance Sheet.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     The Company has established a valuation allowance for net operating loss carryovers related to foreign operations. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of these foreign net operating loss carryovers. These carryovers are dependent upon future income related to these operations.

     Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
Deferred tax liabilities:
Investments	$—	$200	$202
Property, plant and equipment	864	—	—

Total deferred tax liabilities	864	200	202

Deferred tax assets:
Property, plant and equipment	—	2,249	1,744
Net operating loss carryforwards	26,403	26,234	26,297
Other	2,187	1,519	372
Investments	1,224	—	—

Total deferred tax assets	29,814	30,002	28,413

Valuation allowance for deferred tax assets	(5,449)	(29,802)	(28,211)

Net deferred tax assets	24,365	200	202

Net deferred tax assets/liabilities	$23,501	$—	$—

     The provision for income taxes consists of:

	December 31,	December 31,	December 31,
	2004	2003	2002
Current:
Federal	$30	$106	$—
State	2	—	—
Foreign	—	—	—

	32	106	—

Deferred:
Federal	(18,990)	—	—
State	(2,146)	—	—
Foreign	—	—	—

	(21,136)	—	—

Total	$(21,104)	$106	$—

     For financial reporting purposes, income (loss) before income taxes is as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
United States	$3,946	$8,530	$(2,168)
Foreign	(2,718)	(1,977)	(944)

Total	$1,228	$6,553	$(3,112)

     There are no undistributed earnings of Ultralife UK, the Company’s foreign subsidiary, at December 31, 2004.

     The Company’s provision for income taxes is lower than would be expected if the statutory rate was applied to pretax income. In 2004, the Company has recorded a benefit for income taxes. This benefit results primarily from the reduction in the valuation allowance related to the deferred tax assets recorded. The state tax benefit recorded in the table below includes the state tax benefit related to the reduction in the valuation allowance related to state deferred tax assets. In 2003, the expected tax differed from the actual provision. The Company was able to utilize net operating losses on which it had a valuation allowance in the prior period.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
Amount computed using the statutory rate	34.0%	34.0%	(34.0)%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	(115.1)	2.6	—
Foreign	75.2	—	—
Valuation allowance/deferred impact	(1,706.1)	(35.0)	34.0
Other	(6.6)	—	—

Provision for income taxes	(1,718.6)%	1.6%	0.0%

Note 9 — 401(k) Plan

     The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees’ contributions. Effective January 1, 2001, the Board of Directors approved Company matching of employee contributions up to a maximum of 4% of the employee’s income. Prior to this, the maximum matching contribution for participants was 3%. In January 2002, the employer match was suspended in an effort to conserve cash. Beginning in February 2004, the Company matching was reinstated up to a maximum of 2%. For 2004, 2003, the six-month period ended December 31, 2002 and for the year ended June 30, 2002 the Company contributed $174, $0, $0, and $162, respectively.

Note 10 — Related Party Transactions

     In conjunction with the Company’s private placement offering in April 2002, a convertible debenture was issued to an individual who, at the time, was one of the Company’s directors. The debenture converted into 200,000 shares of the Company’s common stock as a result of the Company’s shareholders vote to approve the conversion which occurred at the Company’s Annual Meeting in December 2002. All shares were issued at $3.00 per share.

     In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 9.2%. See Note 12 for additional information.

Note 11 — Business Segment Information

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company reports its results in three operating segments: Non-rechargeable Batteries, Rechargeable Batteries, and Technology Contracts. The Non-rechargeable Batteries segment includes 9-volt batteries, cylindrical batteries and various non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various government and military development contracts. Corporate consists of all other items that do not specifically relate to the three segments and are not considered in the performance of the segments. In 2003, research and development costs were reclassified to Corporate expenses as the Company redefined its segment contribution as gross margin.

2004

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$87,899	$8,071	$2,212	$—	$98,182
Segment contribution	20,491	(582)	393	(15,207)	5,095
Interest expense, net				(482)	(482)
Other income (expense), net				566	566
Write-down of UTI investment and note receivable				(3,951)	(3,951)
Income taxes-current				(32)	(32)
Income taxes-deferred				21,136	21,136

Net income					22,332

Long-lived assets	18,110	912	—	1,180	20,202
Total assets	36,291	4,929	325	39,589	81,134
Capital expenditures	4,946	28	—	463	5,437
Depreciation and amortization expense	1,332	621	—	1,356	3,309

2003

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$77,070	$1,528	$852	$—	$79,450
Segment contribution	17,899	(1,221)	418	(11,115)	5,981
Interest expense, net				(520)	(520)
Other income (expense), net				1,092	1,092
Income taxes				(106)	(106)

Net income					6,447

Long-lived assets	13,011	2,145	—	3,057	18,213
Total assets	40,494	3,485	23	8,350	52,352
Capital expenditures	4,860	15	—	685	5,560
Depreciation and amortization expense	1,450	676	—	1,007	3,133

Transition 2002

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$15,232	$274	$93	$—	$15,599
Segment contribution	1,552	(729)	69	(4,547)	(3,655)
Interest expense, net				(151)	(151)
Other income (expense), net				694	694
Income taxes				—	—

Net loss					(3,112)

Long-lived assets	10,609	2,707	—	2,020	15,336
Total assets	21,914	3,455	93	5,912	31,374
Capital expenditures	253	—	—	88	341
Depreciation and amortization expense	843	359	—	205	1,407

Fiscal 2002

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$31,334	$445	$736	$—	$32,515
Segment contribution	4,921	(17,966)	73	(12,239)	(25,211)
Interest expense, net				(291)	(291)
Other income (expense), net				(634)	(634)
Income taxes				—	—

Net loss					(26,136)

Long-lived assets	11,761	3,015	—	1,358	16,134
Total assets	21,351	4,256	33	8,681	34,321
Capital expenditures	1,884	333	—	113	2,330
Depreciation and amortization expense	1,425	2,312	—	656	4,393

Geographical Information

	Revenues				Long-Lived Assets
			Transition	Fiscal			Transition	Fiscal
	2004	2003	2002	2002	2004	2003	2002	2002
United States	$82,035	$65,328	$10,602	$21,208	$15,904	$13,844	$11,347	$12,164
United Kingdom	4,630	7,500	2,352	3,853	4,298	4,369	3,989	3,970
Hong Kong	1,463	1,489	437	3,330	—	—	—	—
Europe, excluding United Kingdom	2,406	3,396	1,309	2,518	—	—	—	—
Singapore	4,114	—	—	—	—	—	—
Other	3,534	1,737	899	1,606	—	—	—	—

Total	$98,182	$79,450	$15,599	$32,515	$20,202	$18,213	$15,336	$16,134

Note 12 — Investment in Affiliate

     In December 1998, the Company announced the formation of a venture with PGT Energy Corporation (PGT), together with a group of investors, to produce Ultralife’s polymer rechargeable batteries in Taiwan. During Fiscal 2000, Ultralife provided the venture, named Ultralife Taiwan, Inc. (UTI), with its proprietary technology and 700,000 shares of Ultralife Common Stock, in exchange for approximately a 46% ownership interest. Ultralife held half the seats on UTI’s board of directors. PGT and the group of investors funded UTI with $21,250 in cash and hold the remaining seats on the board.

     Due to subsequent sales of UTI common stock to third parties to raise additional capital, the Company’s equity interest was reduced to approximately 30% as of September 30, 2002. As a result of these “change in interest” transactions, the Company’s share of UTI’s underlying net assets actually increased, creating gains on the transactions that were recorded as adjustments in additional paid in capital on the balance sheet. These increases in additional paid in capital amounted to $1,573 in Transition 2002 and $5,212 in Fiscal 2002. (The Company was precluded from recognizing gains from these “change in interest” transactions in its Consolidated Statement of Operations because UTI was a development stage company.)

     Until October 2002, the Company accounted for its investment in UTI using the equity method of accounting. The Company recorded equity losses in UTI in the Company’s Consolidated Statement of Operations of $1,273 in Transition 2002 and $954 in Fiscal 2002.

     In October 2002, the Company sold a portion of its equity investment in UTI, reducing its ownership interest from approximately 30% to approximately 10.6%. In exchange, the Company received total consideration of $2,393 in cash and the return of 700,000 shares of Ultralife common stock. As a result of this transaction, the Company reported a gain of $1,459 from the sale of its UTI stock. Since the Company’s investment in UTI has fallen below 20% and the Company does not have any significant influence over the ongoing operations of UTI, the Company now accounts for this investment using the cost method. The carrying value of the investment on the Company’s balance sheet as of December 31, 2003 and 2002 was $1,550.

     In October 2003, the Company completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2,500. The net proceeds of the private placement, $2,350, were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which the Company has an approximate 9.2% ownership interest. This transaction was done in order to provide short term financing to UTI while it worked to complete an additional equity infusion to support its growth plans. The transaction was recorded as a short-term note receivable maturing on March 1, 2004 with interest accruing at 3% per annum. The Company does not guarantee the obligations of UTI and is not required to provide any additional funding.

     In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI. The Company decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company’s investment has had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is remote. The Company continues to hold a 9.2% equity interest in UTI, and it is working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI continues to manufacture product for it and the Company has taken steps to establish alternate sources of supply.

     The Company has provided prepayments to UTI to assist that company with the purchase of raw materials and the payment of payroll costs applicable to manufacturing the products made for the Company. For the year ended December 31, 2004, the Company purchased approximately $4,106 of product from UTI. At December 31, 2004, the net amount of prepayments made to UTI was $313. If UTI continues to have financial difficulty, it is possible that the Company may not receive shipments of product for which prepayments have been made, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Summarized financial statement information for the unconsolidated venture for the periods during which the Company accounted for its investment in UTI under the equity method of accounting is as follows:

Year
Ended
June 30,
Condensed Statements of Operations	2002
Net revenue	$101
Cost of Sales	(1,573)
Operating loss	(8,360)
Net loss	(8,784)

June 30,
Condensed Balance Sheets	2002
Current assets	$5,902
Non-current assets	60,271

$66,173

Current liabilities	$12,372
Non-current liabilities	16,260
Shareholders’ equity	37,541

$66,173

Note 13 — Fires at Manufacturing Facilities

     In May 2004 and June 2004, the Company experienced two fires that damaged certain inventory and property at its facilities. The May 2004 fire occurred at the Company’s U.S. facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at the Company’s U.K. location and mainly caused damage to various inventory and the U.K. company’s leased facility. The fire was contained mainly in a bunkered, non-manufacturing area designed to store various material, and there was additional smoke and water damage to the facility and its contents. It is unknown how the U.K. fire was started. The fires caused relatively minor disruptions to the production operations, and had no impact on the Company’s ability to meet customer demand.

     The total amount of the two losses and related expenses associated with Company-owned assets is expected to be in the range of $2,000. Of this total, $450 is related to machinery and equipment, $750 is related to inventory and $800 is required to repair and clean up the facilities. Through December 31, 2004, the Company has received approximately $639 in cash from the insurance companies to compensate it for these losses. The Company recorded a gain of $214 on the replacement of equipment destroyed in the fires. The Company expects the remaining impact on the Consolidated Statement of Operations and the net cash outflows from the Company to be negligible. For financial reporting purposes, the impairment loss and probable reimbursement are netted within the Consolidated Statement of Operations. The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. The Company is working closely with the insurance companies on these matters, and it expects to be fully reimbursed by the insurance companies for these losses. At December 31, 2004, the Company’s prepaid and other current assets on its Consolidated Balance Sheet included a receivable from insurance companies for approximately $1,198, consisting of $112 for equipment losses, $715 for inventory losses and $371 for additional repair and clean up expenses incurred to date, net of $639 received from insurance companies.

Note 14 — Selected Quarterly Information (unaudited)

     The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) and net income (loss) per share, basic and diluted, for each quarter during the past two and a half years:

	Quarter ended
	March 27,	June 26,	Sept 25,	Dec 31,	Full
2004	2004	2004	2004	2004	Year
Revenues	$26,988	$28,439	$24,393	$18,362	$98,182
Gross margin	6,332	7,048	4,876	2,046	20,302
Net Income	3,235	(372)	1,417	18,052	22,332
Net Income per share-basic	0.23	(0.03)	0.10	1.26	1.59
Net Income per share- diluted	0.22	(0.03)	0.09	1.20	1.48

	Quarter ended
	March 29,	June 28,	Sept 27,	Dec 31,	Full
2003	2003	2003	2003	2003	Year
Revenues	$15,428	$20,110	$19,874	$24,038	$79,450
Gross margin	3,159	4,731	3,893	5,313	17,096
Net Income	311	2,149	1,777	2,210	6,447
Net Income per share-basic	0.02	0.17	0.13	0.16	0.49
Net Income per share- diluted	0.02	0.16	0.12	0.15	0.46

	Quarter ended
	Sept. 28,	Dec. 31,	Transition
Transition 2002	2002	2002	Year
Revenues	$6,847	$8,752	$15,599
Gross margin	129	763	892
Net loss	(2,737)	(375)	(3,112)
Net loss per share, basic and diluted	(0.21)	(0.03)	(0.24)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation Of Disclosure Controls And Procedures – The Company’s president and chief executive officer (principal executive officer) and its vice president– finance and chief financial officer (principal financial officer) have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, the president and chief executive officer and vice president – finance and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

     Changes In Internal Controls Over Financial Reporting – There has been no change in the internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

     Management’s Report on Internal Control over Financial Reporting – The management of Ultralife Batteries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Ultralife’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Ultralife’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

     The information required by Part III and each of the following items is omitted from this Report and presented in the Company’s definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company’s 2005 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled “Directors and Executive Officers of the Registrant” in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference. For the information regarding securities authorized for issuance under equity compensation plans required by Regulation S-K Item 201(d), see Part I, Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The section entitled “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

     1. Financial Statements

          The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this Report.

     2.  Financial Statement Schedules

          Schedule II — Valuation and Qualifying Accounts      See Item 15 (c)

(b) Exhibits. The following Exhibits are filed as a part of this Report:

Exhibit
Index	Description of Document	Incorporated By Reference to:
3.1a	Restated Certificate of Incorporation	Exhibit 3.1 of Registration Statement, File No. 33-54470 (the “1992 Registration Statement”)

3.1b	Amendment to Certificate of Incorporation of Ultralife Batteries, Inc.	Exhibit 3.1 of the Form 10-Q for the fiscal quarter ended December 31, 2000, File No. 0-20852 (“the 2000 10-Q”)
3.2	By-laws	Exhibit 3.2 of the 1992 Registration Statement
4.1	Specimen Copy of Stock Certificate	Exhibit 4.1 of the 1992 Registration Statement
10.1	Asset Purchase Agreement between the Registrant, Eastman Technology, Inc. and Eastman Kodak Company	Exhibit 10.1 of the 1992 Registration Statement
10.2	Joint Venture Agreement between Changzhou Battery Factory, the Company and H&A Company and related agreements	Exhibit 10.3 of the 1992 Registration Statement
10.3	1992 Stock Option Plan, as amended	Exhibit 10.7 of the 1992 Registration Statement
10.4	Stock Option Agreement under the Company’s 1992 Stock Option Plan for incentive stock options	Exhibit 10.10 of Form 10-Q for the fiscal quarter ended December 31, 1993, File No. 0-20852 (the “1993 10-Q”); (this Exhibit may be found in SEC File No. 0-20852)
10.5	Stock Option Agreement under the Company’s 1992 Stock Option Plan for non-qualified options	Exhibit 10.10 of the 1993 10-Q (this Exhibit may be found in SEC File No. 0-20852)
10.6	Various amendments, dated January 4, 1993 through January 18, 1993 to the Agreement with the Changzhou Battery Company	Exhibit 10.17 of the 1993 10-Q (this Exhibit may be found in SEC File No. 0-20852)
10.7	Technology Transfer Agreement relating to Lithium Batteries (Confidential treatment has been granted as to certain portions of this agreement)	Exhibit 10.19 of the Company’s Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)

Exhibit
Index	Description of Document	Incorporated By Reference to:
10.8	Technology Transfer Agreement relating to Lithium Batteries Confidential treatment has been granted as to certain portions of this agreement)	Exhibit 10.20 of the 1994 Registration Statement
10.9	Amendment to the Agreement relating to rechargeable batteries (Confidential treatment has been granted as to certain portions of this agreement)	Exhibit 10.24 of the Company’s Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.10	Lease agreement between Wayne County Industrial Development Agency and the Company, dated as of February 1, 1998	Exhibit 10.1 of the Company’s Registration Statement on Form S-3 filed on February 27, 1998, File No. 333-47087
10.11	Loan and Security Agreement dated June 15, 2000 between Congress Financial Corporation (New England) and Ultralife Batteries, Inc.	Exhibit 10.33 of the Company’s Report on Form 10-K for the year ended June 30, 2000 (the “2000 10-K”)
10.12	Term Promissory Note dated June 15, 2000 between Congress Financial Corporation (New England) and Ultralife Batteries, Inc.	Exhibit 10.34 of the 2000 10-K
10.13	Term Promissory Note dated June 15, 2000 between Congress Financial Corporation (New England) and Ultralife Batteries (UK), Ltd.	Exhibit 10.35 of the 2000 10-K
10.14	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 10.36 of the 2000 10-K

10.15	Second Amendment to Financing Agreement	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended December 31, 2000
10.16	Third Amendment to Financing Agreement	Exhibit 10.38 of the Company’s Report on Form 10-K for the year ended June 30, 2001 (the “2001 10-K”)
10.17	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984
10.18	Lease Agreement between Winthrop Resources and the Registrant	Exhibit 10.41 of the 2001 10-K
10.19	Amended Lease Agreement between Winthrop Resources and the Registrant	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended December 31, 2001
10.20	Senior Convertible Subordinated Debenture Agreement	Exhibit 4.1 of the Form 10-Q for the fiscal quarter ended March 31, 2002 (the “March 2002 10-Q”)

10.21	Fourth Amendment to Financing Agreements	Exhibit 10.1 of the March 2002 10-Q
10.22	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 10.45 of the Company’s Report on Form 10-K for the year ended June 30, 2002 (the “2002 10-K”)
10.23	Employment Agreement between the Registrant and Joseph N. Barrella	Exhibit 10.46 of the 2002 10-K
10.24	Employment Agreement between the Registrant and William A. Schmitz	Exhibit 10.47 of the 2002 10-K
10.25	Stock Purchase Agreement with Ultralife Taiwan, Inc.	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 28, 2002
10.26	Subordinated Promissory Note with Hitschler, Kimelman Holdings, LLC	Exhibit 10.26 of the Company’s Report on Form 10-K for six months ended December 31, 2002 (the “Transition 2002 10-K”)
10.27	Loan Agreement with Hitschler, Kimelman Holdings, LLC	Exhibit 10.27 of the Transition 2002 10-K

Exhibit
Index	Description of Document	Incorporated By Reference to:
10.28	Warrant Issued to Hitschler, Kimelman Holdings, LLC to Purchase Shares of Common Stock	Exhibit 10.28 of the Transition 2002 10-K
10.29	Fifth Amendment to Financing Agreements with Congress Financial Corporation	Exhibit 10.29 of the Transition 2002 10-K
10.30	Financing Agreement between Ultralife Batteries (UK) Ltd. and EuroFinance	Exhibit 10 of the Form 10-Q for the quarter ended June 28, 2003
10.31	Form of Stock Purchase Agreement dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000).	Exhibit 10.1 of the Form 10-Q for the quarter ended September 27, 2003 (the “September 2003 10-Q”)
10.32	Form of Registration Rights Agreement dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000).	Exhibit 10.2 of the September 2003 10-Q
10.33	Loan and Stock Subscription Agreement with Ultralife Taiwan, Inc.	Exhibit 10.3 of the September 2003 10-Q
10.34	Credit Agreement dated as of June 30, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the quarter ended June 26, 2004 (the “June 2004 10-Q”)
10.35	General Security Agreement dated as of June 30, 2004 in favor of JPMorgan Chase Bank	Exhibit 10.2 of the June 2004 10-Q
10.36	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
21	Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	CEO 302 Certifications	Filed herewith

31.2	CFO 302 Certifications	Filed herewith

32	906 Certifications	Filed herewith

(c) Financial Statement Schedules.

     The following financial statement schedules of the Registrant are filed herewith:

     Schedule II — Valuation and Qualifying Accounts

		Additions
			Charged to
		Charged to	Other
	December 31,	Expense	Accounts	Deductions	December 31,
	2003				2004
Allowance for doubtful accounts	$168	$124	$—	$8	$284
Inventory reserves	742	405	—	639	508
Warranty reserves	278	294	—	246	326
Deferred tax valuation allowance	29,802	—	—	24,353	5,449

		Additions
			Charged to
		Charged to	Other
	December 31,	Expense	Accounts	Deductions	December 31,
	2002				2003
Allowance for doubtful accounts	$297	$12	$—	$141	$168
Inventory reserves	535	388	—	181	742
Warranty reserves	236	90	—	48	278
Deferred tax valuation allowance	28,211	1,591	—	—	29,802

		Additions
			Charged to		December 31,
		Charged to	Other
	June 30, 2002	Expense	Accounts	Deductions	2002
Allowance for doubtful accounts	$272	$25	$—	$—	$297
Inventory reserves	407	275	—	147	535
Warranty reserves	221	25	—	10	236
Deferred tax valuation allowance	27,958	253	—	—	28,211

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE BATTERIES, INC.

Date: March 21, 2005	By:	/s/ John D. Kavazanjian

John D. Kavazanjian
President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 21, 2005	/s/ John D. Kavazanjian

John D. Kavazanjian
President, Chief Executive Officer and Director

Date: March 21, 2005	/s/ Robert W. Fishback

Robert W. Fishback
Vice President — Finance and Chief Financial Officer
(Principal Financial Officer)

Date: March 21, 2005	/s/ Patricia C. Barron

Patricia C. Barron (Director)

Date: March 21, 2005	/s/ Anthony J. Cavanna

Anthony J. Cavanna (Director)

Date: March 21, 2005	/s/ Paula H. J. Cholmondeley

Paula H. J. Cholmondeley (Director)

Date: March 21, 2005	/s/ Daniel W. Christman

Daniel W. Christman (Director)

Date: March 21, 2005	/s/ Carl H. Rosner

Carl H. Rosner (Director)

Date: March 21, 2005	/s/ Ranjit C. Singh

Ranjit C. Singh (Director)