Form 10-Q
period 2005-04-02
ULTRALIFE BATTERIES INC
filed 2005-05-11
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-20852

ULTRALIFE BATTERIES, INC .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☑ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.10 par value – 14,414,312 shares of common stock outstanding, net of 727,250 treasury shares, as of April 2, 2005.

ULTRALIFE BATTERIES, INC.
INDEX

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRALIFE BATTERIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	April 2,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,711	$10,529
Available-for-sale securities	—	1,000
Trade accounts receivable (less allowance for doubtful accounts of $268 at April 2, 2005 and $284 at December 31, 2004)	9,368	8,585
Inventories	15,943	13,938
Due from insurance company	412	1,198
Deferred tax asset — current	2,960	3,082
Prepaid expenses and other current assets	1,463	1,851

Total current assets	40,857	40,183

Property, plant and equipment, net	19,851	20,202

Other assets:
Financing fees	86	103
Security deposits	226	226
Interest rate swap — non-current	23	—
Deferred tax asset — non-current	21,033	20,420

	21,368	20,749

Total Assets	$82,076	$81,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt and current portion of long-term debt	$2,219	$2,390
Accounts payable	5,154	3,545
Other current liabilities	4,594	3,603

Total current liabilities	11,967	9,538

Long-term liabilities:
Debt and capital lease obligations	6,548	7,215
Deferred tax liability — long-term	9	—
Other long-term liabilities	566	756

Total long-term liabilities	7,123	7,971

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,141,562 at April 2, 2005 and 15,019,262 at December 31, 2004	1,514	1,502
Capital in excess of par value	128,231	127,299
Accumulated other comprehensive loss	(638)	(605)
Accumulated deficit	(63,743)	(62,193)

	65,364	66,003

Less- Tresury stock, at cost- 727,250 shares	2,378	2,378

Total shareholder’s equity	62,986	63,625

Total Liabilities and Shareholders’ Equity	$82,076	$81,134

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended
	April 2,	March 27,
	2005	2004
Revenues	$15,363	$26,988

Cost of products sold	13,340	20,656

Gross margin	2,023	6,332

Operating expenses:
Research and development	846	503
Selling, general, and administrative	2,901	2,471

Total operating expenses	3,747	2,974

Operating (loss)/income	(1,724)	3,358

Other income (expense):
Interest income	60	20
Interest expense	(193)	(125)
Miscellaneous	(3)	61

(Loss)/income before income taxes	(1,860)	3,314

Income tax (benefit)/provision-current	(17)	79
Income tax benefit-deferred	(293)	—

Total income taxes	(310)	79

Net (loss)/income	$(1,550)	$3,235

(Loss)/earnings per share — basic	$(0.11)	$0.23

(Loss)/earnings per share — diluted	$(0.11)	$0.22

Weighted average shares outstanding — basic	14,376	13,772

Weighted average shares outstanding — diluted	14,376	14,890

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three-Month Periods Ended
	April 2,	March 27,
	2005	2004
OPERATING ACTIVITIES
Net (loss) income	$(1,550)	$3,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	802	864
Gain on asset disposal	(4)	(1)
Foreign exchange gain	10	(61)
Non-cash stock-based compensation	20	10
Change in deferred taxes	(281)	—
Changes in operating assets and liabilities:
Accounts receivable	(815)	(2,684)
Inventories	(2,090)	(3,761)
Prepaid expenses and other current assets	390	282
Insurance receivable relating to fires	795	—
Income taxes payable	—	(98)
Accounts payable and other liabilities	2,536	2,587

Net cash (used in) provided by operating activities	(187)	373

INVESTING ACTIVITIES
Purchase of property and equipment	(533)	(501)
Proceeds from asset disposal	8	2
Purchase of securities	—	(1)
Sales of securities	1,000	—

Net cash provided by (used in) investing activities	475	(500)

FINANCING ACTIVITIES
Change in revolving credit facilities	(176)	(2,155)
Proceeds from issuance of common stock	714	2,759
Principal payments on long-term debt and capital lease obligations	(667)	(200)

Net cash (used in) provided by financing activities	(129)	404

Effect of exchange rate changes on cash	23	29

Increase in cash and cash equivalents	182	306

Cash and cash equivalents at beginning of period	10,529	830

Cash and cash equivalents at end of period	$10,711	$1,136

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$—	$184

Interest paid	$158	$116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands – Except Share and Per Share Amounts)
(unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company’s Form 10-K for the twelve-month period ended December 31, 2004.

     The Company’s monthly closing schedule is a weekly-based cycle as opposed to a calendar month-based cycle. While the actual dates for the quarter-ends will change slightly each year, the Company believes that there are not any material differences when making quarterly comparisons.

2. EARNINGS (LOSS) PER SHARE

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income, adjusted for interest on convertible securities, by potentially dilutive common shares, which include stock options and warrants.

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

     The computation of basic and diluted (loss) earnings per share is summarized as follows:

	Three-Month Periods Ended
(In thousands, except per share data)	April 2, 2005	March 27, 2004

Net (Loss)/Income (a)	$(1,550)	$3,235
Effect of Dilutive Securities:
Stock Options / Warrants	—	—
Convertible Note	—	—

Net (Loss) /Income — Adjusted (b)	$(1,550)	$3,235

Average Shares Outstanding — Basic (c)	14,376	13,772
Effect of Dilutive Securities:
Stock Options / Warrants	—	1,118
Convertible Note	—	—

Average Shares Outstanding - Diluted (d)	14,376	14,890

EPS — Basic (a/c)	$(0.11)	$0.23
EPS — Diluted (b/d)	$(0.11)	$0.22

     The Company also had the equivalent of 720,094 options and warrants outstanding for the three-month periods ended April 2, 2005 which were not included in the computation of diluted EPS because these securities would have been anti-dilutive for that period.

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

     The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”, to stock-based employee compensation is as follows:

	Three-Month Periods Ended
(In thousands, except per share data)	April 2, 2005	March 27, 2004

Net (loss) income, as reported	$(1,550)	$3,235

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(518)	(221)

Pro forma net (loss) income	$(2,068)	$3,014

(Loss) earnings per share:
Basic — as reported	$(0.11)	$0.23
Basic — pro forma	$(0.14)	$0.22
Diluted — as reported	$(0.11)	$0.22
Diluted — pro forma	$(0.14)	$0.20

     During the first three-month period of 2005, the Company issued 122,300 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $714 in cash proceeds as a result of these transactions.

4. COMPREHENSIVE (LOSS) INCOME

     The components of the Company’s total comprehensive (loss) income were:

	Three-Month Periods Ended
	April 2,	March 27,
	2005	2004

Net (loss) income	$(1,550)	$3,235
Foreign currency translation adjustments	(152)	70
Change in fair value of derivatives, net of tax	119	—

Total comprehensive (loss) income	$(1,583)	$3,305

5. INVESTMENTS

     The Company’s investments are categorized as available-for-sale securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At April 2, 2005 and December 31, 2004 the fair value of the Company’s investments were $0 and $1,000, respectively, and the unrealized gain or loss was $0 and $0, respectively.

6. INVENTORIES

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first out (FIFO) method. The composition of inventories was:

	April 2, 2005	December 31, 2004

Raw materials	$7,344	$7,441
Work in process	4,628	4,184
Finished goods	4,478	2,821

	16,450	14,446
Less: Reserve for obsolescence	507	508

	$15,943	$13,938

7. PROPERTY, PLANT AND EQUIPMENT

     Major classes of property, plant and equipment consisted of the following:

	April 2, 2005	December 31, 2004

Land	$123	$123
Buildings and leasehold improvements	3,367	3,223
Machinery and equipment	36,448	36,300
Furniture and fixtures	509	497
Computer hardware and software	1,925	1,882
Construction in progress	2,140	2,185

	44,512	44,210
Less: Accumulated depreciation	24,661	24,008

	$19,851	$20,202

8. DEBT

     On June 30, 2004, the Company closed on a new secured $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio. As of April 2, 2005, the Company did not meet the minimum requirements for all of these financial ratios, specifically the debt to earnings ratio and the EBIT to interest expense ratio. See Note 14 for additional information concerning subsequent remediation of this issue.

     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%. Derivative Instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at April 2, 2005 resulted in an asset of $30, of which $23 was reflected as long-term.

     As of April 2, 2005, the Company had $8,500 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. The Company has additional borrowing capacity of approximately $5,200 under the revolver component of the credit facility, as revised, at April 2, 2005. (See Note 14 concerning an amendment to this facility.)

     As of April 2, 2005, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $199 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $350 in additional borrowing capacity under this credit facility as of April 2, 2005.

9. INCOME TAXES

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

     The Company recorded a deferred tax asset in December of 2004 arising from the Company’s conclusion that it is more likely than not that it will be able to utilize its U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s recent historical and anticipated future profitability, based in part on recent military contracts. The Company has significant NOLs related to past years’ cumulative losses, and as a result it is subject to U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income.

     For the three-month period ended April 2, 2005, the Company recorded an income tax benefit of $310, related mainly to the loss reported for U.S. operations during the period. The Company has not recognized a deferred tax asset pertaining to cumulative historical losses for its U.K. subsidiary as management does not believe it is more likely than not that they will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.K. subsidiary reflected in the Consolidated Statement of Income. Overall, the Company’s consolidated effective income tax rate for the three-month period ended April 2, 2005 was 17% of pre-tax income. In the first three-month period in 2004, the Company recorded an income tax expense of $79 relating to alternative minimum taxes on its U.S. operations.

10. COMMITMENTS AND CONTINGENCIES

     As of April 2, 2005, the Company had open capital commitments to purchase approximately $736 of production machinery and equipment.

     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during the first quarter in 2005 were as follows:

Balance at December 31, 2004	$326
Accruals for warranties issued	28
Settlements made	(45)

Balance at April 2, 2005	$309

     The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230. This cost, however, is merely an estimate and the cost may in fact be much higher. Through April 2, 2005, total costs incurred have amounted to approximately $100. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed. NYSDEC oversaw the remedial work and requested additional sampling which was completed in December of 2003, as well. The test results have been forwarded to NYSDEC and to the New York State Department of Health and the Company is awaiting further comment. It is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company’s business, financial condition and the results of operations in the period in which such claims are resolved.

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

	Non-
	rechargeable	Rechargeable	Technology
Three-Month Period Ended April 2, 2005	Batteries	Batteries	Contracts	Corporate	Total
Revenues	$12,808	$2,128	$427	$—	$15,363
Segment contribution	1,940	51	32	(3,747)	(1,724)
Interest expense, net				(133)	(133)
Miscellaneous				(3)	(3)
Income taxes-current				17	17
Income taxes-deferred				293	293

Net loss					$(1,550)
Total assets	$38,850	$4,461	$510	$38,255	$82,076

	Non-rechargeable	Rechargeable	Technology
Three-Month Period Ended March 27, 2004	Batteries	Batteries	Contracts	Corporate	Total
Revenues	$25,322	$1,374	$292	$—	$26,988
Segment contribution	6,774	(485)	43	(2,974)	3,358
Interest expense, net				(105)	(105)
Miscellaneous				61	61
Income taxes				(79)	(79)

Net income					$3,235
Total assets	$46,223	$3,632	$364	$8,341	$58,560

     The significant increase in total assets for Corporate from March 27, 2004 to April 2, 2005 is the result of higher cash balances pertaining to cash received from a $10,000 term loan under the Company’s new credit facility as of June 30, 2004, as well as the recognition of a deferred tax asset in December 2004.

12. FIRES AT MANUFACTURING FACILITIES

     In May 2004 and June 2004, the Company experienced two fires that damaged certain inventory and property at its facilities. The May 2004 fire occurred at the Company’s U.S. facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at the Company’s U.K. location and mainly caused damage to various inventory and the U.K. company’s leased facility. The fire was contained mainly in a bunkered, non-manufacturing area designed to store various material, and there was additional smoke and water damage to the facility and its contents. It is unknown how the U.K. fire was started. The fires caused relatively minor disruptions to the production operations, and had no impact on the Company’s ability to meet customer demand during that quarter.

     The total amount of the two losses and related expenses associated with Company-owned assets is expected to be in the range of $2,000. Of this total, $450 is related to machinery and equipment, $750 is related to inventory and $800 is required to repair and clean up the facilities. The insurance claim related to the fire at the Company’s U.S. facility was finalized in March 2005. The claim related to the fire at the U.K. facility remains open. Through April 2, 2005, the Company has received approximately $1,655 in cash from the insurance companies to compensate it for these losses. In the fourth quarter of 2004, the Company recorded a gain of $214 on the replacement of equipment destroyed in the fires. The Company expects the remaining impact on the Consolidated Statement of Operations and the net cash outflows from the Company to be negligible. For financial reporting purposes, the impairment loss and probable reimbursement are netted within the Consolidated Statement of Operations. The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. The Company is working closely with the insurance companies on the remaining matters, and it expects to be fully reimbursed by the insurance companies for these losses. At April 2, 2005, the Company’s current assets in its Consolidated Balance Sheet included a receivable from insurance companies for approximately $412, representing remaining proceeds to be received.

13. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement were previously to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule which amends the effective date for SFAS No. 123R. As a result, the Company will adopt the accounting provisions of SFAS No. 123R as of January 1, 2006. The Company currently accounts for stock option-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS 123 and SFAS 148. The Company is currently evaluating the provisions of SFAS No. 123R to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income, when it is adopted.

               On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions that could affect the Company’s current and future tax provisions. The Company is assessing any potential impact of these provisions.

               In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is assessing any potential impact of these provisions.

14. SUBSEQUENT EVENTS

     In April 2005, New York State’s Governor Pataki signed the 2005-2006 budget legislation enacting certain corporate tax changes. This legislation included a change in how the state apportions income to be taxed in New York State. Prior to the enactment of this new legislation, New York State apportioned corporate income to the State, based on a “three factor formula”, comprised of payroll, property and sales. This legislation, enacted in April 2005, changes the apportionment methodology to one which uses only sales. This change is phased in beginning in 2006. This change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change will result in a reduction in the Company’s New York State effective tax rate from approximately 2.46% to 0.03%. The company has previously recorded deferred tax assets at the higher effective New York State tax rate. The impact to the Company of this legislation will be a reduction in the Company’s deferred tax assets for New York State. In the second quarter of 2005, the Company expects to reduce its deferred tax asset on the Consolidated Balance Sheet by approximately $1,000 related to this new tax law, while recognizing a deferred tax expense for a comparable amount.

     On May 4, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment provides for a waiver of the financial covenant violations as of the end of the first quarter of 2005, and changes the financial metrics that must be met to remain in compliance with the debt covenants for the second quarter of 2005 and after, in light of the lower than expected revenue quarters caused mainly by delays in contract awards from the U.S. military. In addition, the banks allowed for an adjustment to earnings in the definition of the financial covenants related to the $1,803 non-cash charge taken in the fourth quarter of 2004 for the impairment of certain of the Company’s rechargeable assets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company’s products and services, addressing the process of U.S. military procurement of batteries, the successful commercialization of the Company’s advanced rechargeable batteries, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in the Company’s business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2004.

          The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars.

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

Results of Operations (in thousands, except per share amounts)

Three-month periods ended April 2, 2005 and March 27, 2004

          Revenues. Consolidated revenues for the three-month period ended April 2, 2005 amounted to $15,363, a decrease of $11,625, or 43%, from the $26,988 reported in the same quarter in the prior year. Non-rechargeable battery sales decreased $12,514, or 49%, from $25,322 last year to $12,808 this year, primarily as a result of lower shipments of BA-5390 batteries to the U.S. military, related to a transition of battery procurement responsibility within the military from the U.S. Army / CECOM to the Defense Logistics Agency (DLA). Partially offsetting the decline in BA-5390 shipments were higher sales of small cylindrical products and 9-volt batteries. Rechargeable revenues rose $754, or 55%, from $1,374 to $2,128, due to higher shipments of rechargeable battery packs and charger systems. Technology Contract revenues were $427 in the first quarter of 2005, an increase of $135 over the $292 reported in the first quarter of 2004 mainly attributable to the timing of work on the Company’s development contract with General Dynamics.

          Cost of Products Sold. Cost of products sold totaled $13,340 for the quarter ended April 2, 2005, a decrease of $7,316, or 35%, over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $2,023, a decrease of $4,309 over the $6,332 reported in the same quarter in the prior year, mainly due to lower large cylindrical battery production volumes and shipments. As a percentage of revenues, gross margins amounted to 13% in the first quarter of 2005, a decrease from 23% reported in the first quarter of 2004. Non-rechargeable battery margins were $1,940, or 15%, for the first quarter of 2005 compared with $6,774, or 27%, in the same period in 2004, due to the decline in BA-5390 battery activity. In the Company’s Rechargeable operations, gross margin amounted to $51 in the first quarter of 2005, or 2% of revenues, compared to a loss of $485 in 2004, an improvement of $536 primarily related to the higher revenue base. The impairment charge related to certain rechargeable assets that was recorded in the fourth quarter of 2004 resulted in lower depreciation and lease expenses of approximately $146 in the first quarter of 2005. Gross margins in the Technology Contract segment were $32, or 7%, in the first quarter of 2005, compared to $43, or 15%, in 2004, a decrease of $11 mainly due to the timing of recognizing revenues and varying margins realized under different technology contracts.

          Operating Expenses. Operating expenses for the three-month period ended April 2, 2005 totaled $3,747, a $773 increase over the prior year’s amount of $2,974. Research and development charges increased $343 to $846 in 2005 due to additional resources committed to new product development. In addition to the R&D line shown in Operating Expenses, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $430 to $2,901 due mainly to higher audit fees related to requirements under the Sarbanes-Oxley Act, as well as additional administrative expenses necessary to support the Company’s growth objectives. Overall, operating expenses as a percentage of sales increased to 24% in the first quarter of 2005 from 11% in 2004. As quarterly revenues from the military market have declined recently from high levels in the first half of 2004, the Company is committed to continuing to develop other areas of the business, particularly in commercial markets such as search and rescue, automotive telematics, and medical, where sales and development of new products are growing. While the Company has monitored costs closely during a temporary decline in revenues, it remains committed in ensuring that the resources are in place to support the additional growth it expects in the near future.

          Other Income (Expense). Interest expense, net, for the first quarter of 2005 was $133, an increase of $28 from the comparable period in 2004, mainly as a result of slightly higher debt outstanding related to the term loan that resulted from the refinancing of the Company’s credit facility in June 2004. Miscellaneous income / expense amounted to an expense of $3 for the first quarter of 2005 compared with income of $61 for the same period in 2004. This change resulted mostly due to a decline in gains from foreign currency transactions.

          Income Taxes. The Company reflected a tax benefit of $310 for the first quarter of 2005, compared to an expense of $79 in the same period in 2004. The 2005 tax benefit is related to the taxable loss reported for the U.S. operations in the quarter. In the first quarter of 2004, the Company had not yet recognized a deferred tax asset on the Consolidated Balance Sheet due to the uncertainty as to whether it was more likely than not that it would be able to utilize the net operating loss (NOL) carryforwards in the future. In December 2004, the Company reached a conclusion to record a deferred tax asset.

          Net (Loss)/Income. Net loss and loss per share were $1,550 and $0.11, respectively, for the three months ended April 2, 2005, compared to net income and diluted earnings per share of $3,235 and $0.22, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 13,772 in the first quarter of 2004 to 14,376 in 2005 mainly due to stock option exercises. The impact from “in the money” stock options and warrants resulted in an additional 1,118 shares for the average diluted shares outstanding computation in the first quarter of 2004.

Liquidity and Capital Resources (in thousands of dollars)

          As of April 2, 2005, cash and cash equivalents totaled $10,711. During the three months ended April 2, 2005, the Company used $187 of cash from operating activities as compared to providing $373 for the three months ended March 27, 2004, mainly due to a decrease in net income, offset by smaller increases in accounts receivable and inventory balances and a decrease in the receivable from insurance companies related to the 2004 fires. The Company generated $475 in cash from investing activities during the first quarter of 2005 compared with a $500 use of cash in the same period in 2004. The Company used $533 to purchase plant, property and equipment in 2005, relatively consistent with 2004. In addition, certain investments were converted to cash equivalents during the quarter in 2005 resulting in an increase of $1,000. During the three month period ended April 2, 2005, the Company used $129 in funds from financing activities compared to providing $404 in funds in the first quarter of 2004. The financing activities in 2005 included inflows from the issuance of stock, mainly as stock options were exercised during the period, offset by outflows resulting from a reduction in revolving loan balances at the Company’s U.K. subsidiary and retirement of term debt under the Company’s main credit facility. During the first three months of 2005, the Company issued shares of common stock as a result of exercises of stock options and warrants, and the Company received approximately $714 in cash proceeds as a result of these transactions.

          Inventory turnover for the first three months of 2005 was an annualized rate of approximately 4 turns per year, a decline from the 5.6 turns reflected during the full year of 2004, mainly due to the timing of production and shipments, including the impact from a decision to continue to manufacture and build inventory in anticipation of a favorable outcome of the Next Gen II Phase IV contract. The Company’s Days Sales Outstanding (DSOs) was an average of 41 days for the first three months of 2005, a favorable decrease from the 46 days reflected for the full 12-month period in 2004, as the timing of collections improved.

          At April 2, 2005, the Company had a capital lease obligation outstanding of $68 for the Company’s Newark, New York offices and manufacturing facilities.

          As of April 2, 2005, the Company had open capital commitments to purchase approximately $736 of production machinery and equipment.

          On June 30, 2004, the Company closed on a new secured $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the

U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio. As of April 2, 2005, the Company did not meet the minimum requirements for all of these financial ratios, specifically the debt to earnings ratio and the EBIT to interest expense ratio. On May 4, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment provides for a waiver of the financial covenant violations as of the end of the first quarter of 2005, and changes the financial metrics that must be met to remain in compliance with the debt covenants for the second quarter of 2005, in light of the lower than expected revenue quarters caused mainly by delays in contract awards from the U.S. military. In addition, the banks allowed for an adjustment to earnings in the definition of the financial covenants related to the non-cash charge taken in the fourth quarter of 2004 for the impairment of certain of the Company’s rechargeable assets.

          On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, are to be used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%. Derivative Instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at April 2, 2005 resulted in an asset of $30, of which $23 was reflected as long-term.

          As of April 2, 2005, the Company had $8,500 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. The Company has additional borrowing capacity of approximately $5,200 under the revolver component of the credit facility, as revised, at April 2, 2005. (See Note 14 concerning an amendment to this facility.)

          As of April 2, 2005, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $199 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $350 in additional borrowing capacity under this credit facility as of April 2, 2005.

          The Company has provided prepayments to Ultralife Taiwan Inc. (“UTI”) to assist that company with the purchase of raw materials and the payment of payroll costs applicable to manufacturing the products made for the Company. At April 2, 2005, the net amount of prepayments made to UTI was approximately $211. If UTI continues to have financial difficulty, it is possible that the Company may not receive shipments of product for which prepayments have been made, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

          During the first three-month periods of 2005 and 2004, the Company issued 122 and 464 shares of common stock, respectively, as a result of exercises of stock options and warrants. The Company received approximately $714 in 2005 and $2,759 in 2004 in cash proceeds as a result of these transactions.

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

Outlook (in thousands of dollars)

          Looking at the full calendar year of 2005, the Company continues to be optimistic about its growth prospects and the status of manufacturing operations. At this time, the Company reiterates its guidance for revenues to increase in the range of 10% to 20% over 2004. This growth is expected to result from continued success in growing commercial business, in key target markets such as automotive telematics, search & rescue, and medical. This revenue growth target also assumes order activity from the U.S. military, in conjunction with the award of the $286,000 Next Gen II Phase IV contract and other anticipated contract activity. (On April 20, 2005, the Company was notified that the protest by a third party against the Next Gen II Phase IV contract had been denied, and the Company could proceed with its qualification work.) Order activity and shipments are expected to increase throughout the year, as commercial orders take hold and the military business stabilizes. Operating income in 2005 is expected to show steady growth throughout the year, returning to profitability in the second quarter and moving toward the Company’s near-term operating margin target of 15% by year-end.

          For the second quarter ending July 2, 2005, management currently projects revenues of approximately $28,000 and operating income of approximately $2,500, assuming that the Company receives additional orders from the U.S. military for delivery of BA-5390 batteries. In March 2005, the Company received and announced a $7,400 order for BA-5390 batteries with the U.S. military. The first quarter’s revenue included approximately $2,000 from this contract, with the remainder being delivered during the second quarter. In order to meet the second quarter revenue guidance, the Company is projecting that it will receive additional orders for BA-5390 batteries that it can deliver within the quarter. The Company’s quarterly results can be subject to fluctuations as the timing of some customer orders is not often easily predictable. As a result of a change in the New York State tax code in April 2005, the Company’s New York State income tax expense will be decreasing significantly over the next few years. This tax law change, however, will result in a downward revaluation of the deferred tax asset that was recorded in December 2004. An offsetting, non-cash, deferred income tax expense in the range of $1,000 will be reflected in the Consolidated Statement of Income in the second quarter.

          Over the next three to four years, with anticipated growth in various target markets, such as military, medical, automotive telematics, and search & rescue, the Company has targeted an annual growth rate in revenues of approximately 20%, heading toward $200,000. While the Company’s revenues were comprised of approximately 58% from U.S. military sales in 2004, this percentage is expected to decline over time as the Company generates increased sales from customers in commercial and industrial markets.

          As sales continue to grow, manufacturing efficiencies are realized, and investments in operating expenses (R&D and SG&A) are closely monitored, the Company believes it can generate favorable returns to scale in the range of 30% to 40% on incremental revenues, depending on product mix. Conversely, decreasing volumes will likely result in the opposite effect. Within the next several quarters, the Company believes that its gross margins can reach a range of 26%-27% as it nears approximately $35,000 in quarterly revenues, resulting from ongoing improvements in operating efficiencies and an increase in the mix of products with higher margins. Management has set an overall target of 30% gross margins for the longer-term, as revenues reach a range of approximately $50,000 per quarter.

          While the Company continues to monitor its operating costs very closely, SG&A costs are expected to increase in order to support the needs of a growing business. Within the next several quarters, the Company believes that its operating expenses will be in the range of 11%-12% of revenues at the point where revenues are in the range of $35,000 per quarter, and it has set a target to reach 10% of revenues in the longer-term when total sales amount to approximately $50,000 per quarter.

          As gross margins improve and as the Company continues to control its operating expenses, operating income as a percentage of revenues is projected to be in the range of 15% at a revenue level of approximately $35,000 per quarter, with a longer-term target of 20% at a revenue level of approximately $50,000 per quarter.

          At December 31, 2004, the Company had approximately $74,887 in net operating loss (NOL) carryforwards available to offset current and future taxable income, of which $60,956 related to U.S. operations and $13,931 related to U.K. operations. In 2005, the Company expects to reflect a consolidated effective income tax rate in the range of 40% to 45% in the Consolidated Statement of Operations, excluding a one-time, second quarter adjustment for state income taxes referred to above. However, the vast majority of the expense is expected to have a non-cash impact on the Company as it utilizes the benefits from the NOL carryforwards to offset taxable income.

          In addition, in early 2004, the Company determined that a change in ownership, as defined under Internal Revenue Code Section 382, had occurred during the fourth quarter of 2003, resulting in an annual limitation on the utilization of the net operating loss carryforwards. The Company currently estimates that the amount of such limitation will be in the range of approximately $22,000 annually. If the Company’s U.S. taxable income were to exceed this annual limitation, it could result in a higher than anticipated current tax expense for any year in which this occurs.

          During 2005, the Company projects that it will spend approximately $6,000 on capital expenditures for machinery and equipment. A portion of these expenditures will be to increase capacity at the Company’s U.K. manufacturing facility for growth related to that facility’s award of a portion of the Next Gen II Phase IV contract with the U.S. military. Other planned expenditures include energy savings projects and vertical integration programs to reduce material costs.

Recent Accounting Pronouncements and Developments

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement were previously to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule which amends the effective date for SFAS No. 123R. As a result, the Company will adopt the accounting provisions of SFAS No. 123R as of January 1, 2006. The Company currently accounts for stock option-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS 123 and SFAS 148. The Company is currently evaluating the provisions of this statement to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

     On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions that could affect the Company’s current and future tax provisions. The Company is assessing any potential impact of these provisions.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is assessing any potential impact of these provisions.

Critical accounting policies

     Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. generally accepted accounting principles, but they also reflect management’s view of the most appropriate manner in which to record and report the Company’s overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) in the Company’s Annual Report on Form 10-K should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

     During the first quarter of 2005, there were no significant changes in the manner in which the Company’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in whole dollars)

     The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of commercial paper and U.S. corporate bonds. In July 2004, the Company entered into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of April 2, 2005, a one basis point move in the Eurodollar spread would have a $1,725 value change. (See Note 8 in Notes to Consolidated Financial Statements for additional information.)

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

Item 4. CONTROLS AND PROCEDURES

     Evaluation Of Disclosure Controls And Procedures – The Company’s president and chief executive officer (principal executive officer) and its vice president- finance and chief financial officer (principal financial officer) have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the president and chief executive officer and vice president - finance and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

     Changes In Internal Control Over Financial Reporting – There has been no change in the internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings (Dollars in thousands)

     The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm which estimated that the cost of remediation should be in the range of $230. This cost, however, is merely an estimate and the cost may in fact be much higher. Through April 2, 2005, total costs incurred have amounted to approximately $100. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed. NYSDEC oversaw the remedial work and requested additional sampling which was completed in December of 2003, as well. The test results have been forwarded to NYSDEC and to the New York State Department of Health and the Company is awaiting further comment. It is unknown at this time whether the final cost to remediate will be in the range of the original estimate, given the passage of time. Because this is a voluntary remediation, there is no requirement for the Company to complete the project within any specific time frame. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved. Furthermore, the Company may face claims resulting in substantial liability which could have a material adverse effect on the Company’s business, financial condition and the results of operations in the period in which such claims are resolved.

Item 6. Exhibits

(a)	Exhibits

10.1	Amendment Number One and Amendment Number Two to Credit Agreement

31.1	Section 302 Certification - CEO

31.2	Section 302 Certification – CFO

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President - Finance and Chief Financial
Officer

Index to Exhibits

10.1	Amendment Number One and Amendment Number Two to Credit Agreement

31.1	Section 302 Certification - CEO

31.2	Section 302 Certification – CFO

32	Section 906 Certifications