Form 10-Q
period 2005-07-02
ULTRALIFE BATTERIES INC
filed 2005-08-11
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.10 par value – 14,489,921 shares of common stock outstanding, net of 727,250 treasury shares, as of July 2, 2005.

ULTRALIFE BATTERIES, INC.

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	July 2,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$8,168	$10,529
Available-for-sale securities	—	1,000
Trade accounts receivable (less allowance for doubtful accounts of $229 at July 2, 2005 and $284 at December 31, 2004)	10,066	8,585
Inventories	17,491	13,938
Due from insurance company	472	1,198
Deferred tax asset — current	3,211	3,082
Prepaid expenses and other current assets	1,735	1,851

Total current assets	41,143	40,183

Property, plant and equipment, net	20,242	20,202

Other assets:
Financing fees	—	103
Security deposits	226	226
Deferred tax asset — non-current	19,442	20,420

	19,668	20,749

Total Assets	$81,053	$81,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt and current portion of long-term debt	$8,489	$2,390
Accounts payable	6,533	3,545
Other current liabilities	3,945	3,603

Total current liabilities	18,967	9,538

Long-term liabilities:
Debt and capital lease obligations	48	7,215
Deferred tax liability — long-term	1	—
Other long-term liabilities	457	756

Total long-term liabilities	506	7,971

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,217,171 at July 2, 2005 and 15,019,262 at December 31, 2004	1,522	1,502
Capital in excess of par value	128,584	127,299
Accumulated other comprehensive loss	(966)	(605)
Accumulated deficit	(65,182)	(62,193)

	63,958	66,003

Less —Treasury stock, at cost — 727,250 shares	2,378	2,378

Total shareholders’ equity	61,580	63,625

Total Liabilities and Shareholders’ Equity	$81,053	$81,134

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Revenues	$21,603	$28,439	$36,966	$55,427

Cost of products sold	17,398	21,391	30,738	42,047

Gross margin	4,205	7,048	6,228	13,380

Operating expenses:
Research and development	1,059	560	1,905	1,063
Selling, general, and administrative	2,942	2,858	5,843	5,329

Total operating expenses	4,001	3,418	7,748	6,392

Operating income/(loss)	204	3,630	(1,520)	6,988

Other income (expense):
Interest income	58	27	118	47
Interest expense	(180)	(110)	(373)	(235)
Write-off of UTI investment and note receivable	—	(3,951)	—	(3,951)
Miscellaneous	(191)	32	(194)	93

(Loss)/income before income taxes	(109)	(372)	(1,969)	2,942

Income tax provision/(benefit)-current	15	—	(2)	79
Income tax provision-deferred	1,315	—	1,022	—

Total income taxes	1,330	—	1,020	79

Net (loss)/income	$(1,439)	$(372)	$(2,989)	$2,863

(Loss)/earnings per share — basic	$(0.10)	$(0.03)	$(0.21)	$0.21

(Loss)/earnings per share — diluted	$(0.10)	$(0.03)	$(0.21)	$0.19

Weighted average shares outstanding — basic	14,450	14,115	14,413	13,930

Weighted average shares outstanding — diluted	14,450	14,115	14,413	15,109

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Period Ended
	July 2,	June 26,
	2005	2004
OPERATING ACTIVITIES
Net (loss) income	$(2,989)	$2,863
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,613	1,705
Loss (gain) on asset disposal	6	(14)
Foreign exchange loss (gain)	203	(87)
Write-off of UTI investment and note receivable	—	3,951
Write-down of inventory damaged in fire	—	543
Write-down of fixed assets damaged in fire	—	112
Non-cash stock-based compensation	20	10
Change in deferred taxes	1,035	—
Changes in operating assets and liabilities:
Accounts receivable	(1,593)	(2,402)
Inventories	(3,849)	(6,465)
Prepaid expenses and other current assets	180	399
Insurance receivable relating to fires	699	(798)
Income taxes payable	—	(93)
Accounts payable and other liabilities	3,276	2,095

Net cash (used in) provided by operating activities	(1,399)	1,819

INVESTING ACTIVITIES
Purchase of property and equipment	(1,972)	(2,628)
Proceeds from asset disposal	10	16
Purchase of securities	—	(1)
Sales of securities	1,000	—

Net cash used in investing activities	(962)	(2,613)

FINANCING ACTIVITIES
Net change in revolving credit facilities	129	(2,456)
Proceeds from issuance of common stock	1,100	3,703
Principal payments on long-term debt and capital lease obligations	(1,167)	(400)

Net cash provided by financing activities	62	847

Effect of exchange rate changes on cash	(62)	58

(Decrease) increase in cash and cash equivalents	(2,361)	111

Cash and cash equivalents at beginning of period	10,529	830

Cash and cash equivalents at end of period	$8,168	$941

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$—	$255

Interest paid	$277	$173

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

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

     The computation of basic and diluted (loss) earnings per share is summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 2,	June 26,	July 2,	June 26,
(In thousands, except per share data)	2005	2004	2005	2004

Net (Loss)/Income (a)	$(1,439)	$(372)	$(2,989)	$2,863
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	—	—
Convertible Note	—	—	—	—

Net (Loss) /Income – Adjusted (b)	$(1,439)	$(372)	$(2,989)	$2,863

Average Shares Outstanding – Basic (c)	14,450	14,115	14,413	13,930
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	—	1,179
Convertible Note	—	—	—	—

Average Shares Outstanding – Diluted (d)	14,450	14,115	14,413	15,109

EPS – Basic (a/c)	$(0.10)	$(0.03)	$(0.21)	$0.21
EPS – Diluted (b/d)	$(0.10)	$(0.03)	$(0.21)	$0.19
     The Company also had the equivalent of 645,101 and 684,629 options and warrants outstanding for the three and six-month periods ended July 2, 2005, respectively, and 1,056,880 for the three month period ended June 26, 2004, which were not included in the computation of diluted EPS because these securities would have been anti-dilutive for those periods.
3. STOCK-BASED COMPENSATION
     The Company has various stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options is reflected in net income (loss).

     The effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”, to stock-based employee compensation is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
(In thousands, except per hare data)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net (loss) income, as reported	$(1,439)	$(372)	$(2,989)	$2,863

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(511)	(467)	(1,048)	(681)

Pro forma net (loss) income	$(1,950)	$(839)	$(4,037)	$2,182

(Loss) earnings per share:
Basic – as reported	$(0.10)	$(0.03)	$(0.21)	$0.21
Basic – pro forma	$(0.13)	$(0.06)	$(0.28)	$0.16
Diluted – as reported	$(0.10)	$(0.03)	$(0.21)	$0.19
Diluted – pro forma	$(0.13)	$(0.06)	$(0.28)	$0.14
     During the first six-month period of 2005, the Company issued 197,867 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $1,100 in cash proceeds as a result of these transactions.
4. COMPREHENSIVE (LOSS) INCOME
     The components of the Company’s total comprehensive (loss) income were:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net (loss) income	$(1,439)	$(372)	$(2,989)	$2,863
Foreign currency translation adjustments	(313)	15	(465)	85
Change in fair value of derivatives, net of tax	(5)	—	104	—

Total comprehensive (loss) income	$(1,757)	$(357)	$(3,350)	$2,948

5. INVESTMENTS
     The Company’s investments at December 31, 2004 are categorized as available-for-sale securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At December 31, 2004 the fair value of the Company’s investments was $1,000 and the unrealized gain or loss was $0.
6. INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	July 2, 2005	December 31, 2004

Raw materials	$6,843	$7,441
Work in process	8,698	4,184
Finished goods	2,704	2,821

	18,245	14,446
Less: Reserve for obsolescence	754	508

	$17,491	$13,938

7. PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	July 2, 2005	December 31, 2004

Land	$123	$123
Buildings and leasehold improvements	3,367	3,223
Machinery and equipment	36,116	36,300
Furniture and fixtures	501	497
Computer hardware and software	1,915	1,882
Construction in progress	3,280	2,185

	45,302	44,210
Less: Accumulated depreciation	25,060	24,008

	$20,242	$20,202

8. DEBT
     On June 30, 2004, the Company closed on a new $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to a debt to earnings ratio. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio.

     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at July 2, 2005 resulted in an asset of $6, all of which was reflected as short-term.
     On May 4, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment provided for a waiver of the financial covenant violations as of the end of the first quarter of 2005, and changes the financial metrics that must be met to remain in compliance with the debt covenants for the second quarter of 2005 and after, in light of the lower than expected revenue quarters caused mainly by delays in contract awards from the U.S. military. In addition, the banks allowed for an adjustment to earnings in the definition of the financial covenants related to the $1,803 non-cash charge taken in the fourth quarter of 2004 for the impairment of certain of the Company’s rechargeable assets.
     As of July 2, 2005, the Company had $8,000 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. At July 2, 2005, the Company again did not meet the minimum requirements for all of the financial ratios, specifically the debt to earnings ratio and the EBIT to interest expense ratio. Management is working with its lenders to modify the financial covenants of this credit facility to accommodate the Company’s revised outlook. As a result of the near-term uncertainty of the Company’s ability to comply with the financial covenants, the Company reclassified $6,000 of this debt from long-term to current on the Consolidated Balance Sheet as of July 2, 2005. The Company intends to reassess the classification of the debt at the end of each fiscal quarter. The Company has no additional borrowing capacity under the revolver component of the credit facility, as revised, at July 2, 2005. (See Note 14 concerning an amendment to this facility.)
     As of July 2, 2005, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $469 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $402 in additional borrowing capacity under this credit facility as of July 2, 2005.

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
     The Company recorded a deferred tax asset in December of 2004 arising from the Company’s conclusion that it is more likely than not that it will be able to utilize its U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s evaluation of all available evidence, both positive and negative, including: a) recent historical net income and losses on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years. The amount of the net deferred tax asset is considered realizable; however, such amount could be reduced in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. The Company has significant NOLs related to past years’ cumulative losses, and as a result it is subject to U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. Achieving business plan targets, particularly those relating to revenue and profitability, is integral to the Company's assessment regarding the recoverability of its net deferred tax asset.
     For the three-month period ended July 2, 2005, the Company recorded an income tax expense of $1,330. Of this amount, $1,063 resulted from a change in the NYS income tax law, which caused a revision to the associated deferred tax asset. The remaining expense of $267 related mainly to the income reported for U.S. operations during the period. The Company has not recognized a deferred tax asset pertaining to cumulative historical losses for its U.K. subsidiary as management does not believe it is more likely than not that they will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.K. subsidiary reflected in the Condensed Consolidated Statement of Income. In the second quarter of 2004, the Company recorded an income tax expense of $79 relating to alternative minimum taxes on its U.S. operations.
10. COMMITMENTS AND CONTINGENCIES
     As of July 2, 2005, the Company had open capital commitments to purchase approximately $1,147 of production machinery and equipment.
     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during the first six months in 2005 were as follows:

Balance at December 31, 2004	$326
Accruals for warranties issued	97
Settlements made	(50)

Balance at July 2, 2005	$373

     The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through July 2, 2005, total costs incurred have amounted to approximately $100, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and the Company is awaiting approval of the work plan before the project commences. The Company’s outside environmental consulting firm has estimated that the final cost to the Company to remediate the requested area will be approximately $22, based on the submitted work plan. The ultimate resolution of this matter may result in further additional costs to be incurred. At July 2, 2005 and December 31, 2004, the Company has $66 reserved for this matter.
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

Three-Month Period Ended July 2, 2005

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$17,692	$3,262	$649	$—	$21,603
Segment contribution	3,709	439	57	(4,001)	204
Interest expense, net				(122)	(122)
Miscellaneous				(191)	(191)
Income taxes-current				(15)	(15)
Income taxes-deferred				(1,315)	(1,315)

Net loss					$(1,439)
Total assets	$41,661	$4,346	$476	$34,570	$81,053
Three-Month Period Ended June 26, 2004

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$26,321	$1,691	$427	$—	$28,439
Segment contribution	7,048	(82)	82	(3,418)	3,630
Interest expense, net				(83)	(83)
Write-down of UTI investment and note receivable				(3,951)	(3,951)
Miscellaneous				32	32
Income taxes				—	—

Net loss					$(372)
Total assets	$48,928	$4,179	$243	$4,809	$58,159
Six-Month Period Ended July 2, 2005

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$30,500	$5,390	$1,076	$—	$36,966
Segment contribution	5,649	490	89	(7,748)	(1,520)
Interest expense, net				(255)	(255)
Miscellaneous				(194)	(194)
Income taxes-current				2	2
Income taxes-deferred				(1,022)	(1,022)

Net loss					$(2,989)
Total assets	$41,661	$4,346	$476	$34,570	$81,053
Six-Month Period Ended June 26, 2004

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$51,643	$3,065	$719	$—	$55,427
Segment contribution	13,822	(567)	125	(6,392)	6,988
Interest expense, net				(188)	(188)
Write-down of UTI investment and note receivable				(3,951)	(3,951)
Miscellaneous				93	93

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Income taxes				(79)	(79)

Net income					$2,863
Total assets	$48,928	$4,179	$243	$4,809	$58,159
     The significant increase in total assets for Corporate from June 26, 2004 to July 2, 2005 is the result of the recognition of a deferred tax asset in December 2004.
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
     The total amount of the two losses and related expenses associated with Company-owned assets is expected to be in the range of $2,000. Of this total, $450 is related to machinery and equipment, $750 is related to inventory and $800 is required to repair and clean up the facilities. The insurance claim related to the fire at the Company’s U.S. facility was finalized in March 2005. The claim related to the fire at the U.K. facility remains open. Through July 2, 2005, the Company has received approximately $1,655 in cash from the insurance companies to compensate it for these losses. In the fourth quarter of 2004, the Company recorded a gain of $214 on the replacement of equipment destroyed in the fires. The Company expects the remaining impact on the Consolidated Statement of Operations and the net cash outflows from the Company to be negligible. For financial reporting purposes, the impairment loss and probable reimbursement are netted within the Consolidated Statement of Operations. The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. The Company is continuing to work closely with the insurance companies on the remaining matters, and it expects to be fully reimbursed by the insurance companies for these losses. At July 2, 2005, the Company’s current assets in its Consolidated Balance Sheet included a receivable from insurance companies for approximately $472, representing remaining proceeds to be received.
13. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (FSP FAS 143-1), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. As of July 2, 2005, no EU-member country in which the Company has significant operations had adopted the law.
     In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections-a replacement of APB No.20 and FAS No.3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.
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
14. SUBSEQUENT EVENTS AND DEBT CLASSIFICATION
     On August 5, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment provides for a waiver of the financial covenant violations as of the end of the second quarter of 2005, and changes the financial metrics that must be met to remain in compliance with the debt covenants for the third quarter of 2005 and thereafter, to accommodate the Company’s revised financial outlook. As a result of the near-term uncertainty of the Company’s ability to comply with the financial covenants, the Company reclassified $6,000 of this debt from long-term to current on the Consolidated Balance Sheet as of July 2, 2005. The Company intends to reassess the classification of the debt at the end of each fiscal quarter. While the Company believes relations with its lenders are good and has received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, the Company believes it has sufficient cash, cash generation capabilities from operations, working capital and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course.

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

Results of Operations (in thousands, except per share amounts)
Three-month periods ended July 2, 2005 and June 26, 2004
     Revenues. Consolidated revenues for the three-month period ended July 2, 2005 amounted to $21,603, a decrease of $6,836, or 24%, from the $28,439 reported in the same quarter in the prior year. Non-rechargeable battery sales decreased $8,629, or 33%, from $26,321 last year to $17,692 this year, primarily as a result of lower shipments of BA-5390 batteries to the U.S. military, related to a transition of battery procurement responsibility within the military from the U.S. Army / CECOM to the Defense Logistics Agency (DLA). Partially offsetting the decline in BA-5390 shipments were higher sales of small cylindrical products and 9-volt batteries. Rechargeable revenues rose $1,571, or 93%, from $1,691 to $3,262, due to higher shipments of rechargeable battery packs and charger systems. Technology Contract revenues were $649 in the second quarter of 2005, an increase of $222 over the $427 reported in the second quarter of 2004 mainly attributable to the timing of work on the Company’s development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold totaled $17,398 for the quarter ended July 2, 2005, a decrease of $3,993, or 19%, over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $4,205, a decrease of $2,843 over the $7,048 reported in the same quarter in the prior year, mainly due to lower large cylindrical battery production volumes and shipments. As a percentage of revenues, gross margins amounted to 19% in the second quarter of 2005, a decrease from 25% reported in the second quarter of 2004. Non-rechargeable battery margins were $3,709, or 21%, for the second quarter of 2005 compared with $7,048, or 27%, in the same period in 2004, due to the decline in BA-5390 battery production. In the Company’s Rechargeable operations, gross margin amounted to $439 in the second quarter of 2005, or 13% of revenues, compared to a loss of $82 in 2004, an improvement of $521 related to the higher revenue base and favorable sales mix within the product line. The impairment charge related to certain rechargeable assets that was recorded in the fourth quarter of 2004 resulted in lower depreciation and lease expenses of approximately $145 in the second quarter of 2005. Gross margins in the Technology Contract segment were $57, or 9%, in the second quarter of 2005, compared to $82, or 19%, in 2004, a decrease of $25 mainly due to varying margins realized under different technology contracts.
     Operating Expenses. Operating expenses for the three-month period ended July 2, 2005 totaled $4,001, a $583 increase over the prior year’s amount of $3,418. Research and development charges increased $499 to $1,059 in 2005 as the Company continued to invest in new product development. In addition to the R&D line shown in Operating Expenses, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $84 to $2,942 due mainly to higher audit fees related to requirements under the Sarbanes-Oxley Act, as well as additional administrative expenses necessary to support the Company’s growth objectives. Overall, operating expenses as a percentage of sales increased to 19% in the second quarter of 2005 from 12% in 2004. As quarterly revenues from the U.S. military have declined recently from the first half of 2004, the Company is committed to continuing to develop other areas of the business, particularly in commercial markets such as search and rescue, automotive telematics, and medical, where sales and development of new products are growing. While the Company monitors its costs closely during the temporary decline in revenues, it remains committed to ensuring that sufficient resources are in place to support the additional growth it expects in the near future.
     Other Income (Expense). Interest expense, net, for the second quarter of 2005 was $122, an increase of $39 from the comparable period in 2004, mainly as a result of slightly higher debt outstanding related to the term loan that resulted from the refinancing of the Company’s credit facility in June 2004. Miscellaneous income / expense amounted to an expense of $191 for the second quarter of 2005 compared with income of $32 for the same period in 2004. This change resulted mostly due to losses from foreign currency translations, related to the Company’s U.S. dollar-denominated loan with its UK subsidiary. In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the

Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI.
     Income Taxes. The Company reflected a tax provision of $1,330 for the second quarter of 2005 compared with $0 in the second quarter of 2004. Of the $1,330, $1,063 resulted from a change in the New York State income tax law in the second quarter of 2005, which caused a revision to the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change will result in a reduction in the Company’s New York State effective tax rate from approximately 2.46% to 0.03%. The remaining income tax expense in the second quarter of $267 related mainly to the income reported for U.S. operations during the period. In the second quarter of 2004, the Company had not yet recognized a deferred tax asset on the Consolidated Balance Sheet due to the uncertainty as to whether it was more likely than not that it would be able to utilize the net operating loss (NOL) carryforwards in the future. In December 2004, the Company reached a conclusion to record a deferred tax asset (see Note 9 for additional information).
     Net (Loss)/Income. Net loss and loss per share were $1,439 and $0.10, respectively, for the three months ended July 2, 2005, compared to net loss and loss per share of $372 and $0.03, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,115 in the second quarter of 2004 to 14,450 in 2005 mainly due to stock option exercises.
Six-month periods ended July 2, 2005 and June 26, 2004
     Revenues. Consolidated revenues for the six-month period ended July 2, 2005 amounted to $36,966, a decrease of $18,461, or 33%, from the $55,427 reported in the same six months in 2004. Non-rechargeable battery sales decreased $21,143, or 41%, from $51,643 in the first half of last year to $30,500 in the same period this year, primarily as a result of lower shipments of BA-5390 batteries. Partially offsetting the decline in BA-5390 shipments were higher sales of small cylindrical products and 9-volt batteries. Rechargeable revenues rose $2,325, or 76%, from $3,065 to $5,390, due to higher shipments of rechargeable battery and charger systems. Technology Contract revenues were $1,076 in the first half of 2005, an increase of $357 over the $719 reported in the first half of 2004 mainly attributable to the timing of work on the Company’s development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold totaled $30,738 for the six-month period ended July 2, 2005, a decrease of $11,309, or 27%, over the same six-month period a year ago. The gross margin on consolidated revenues for the quarter was $6,228, a decrease of $7,152 over the $13,380 reported in the same quarter in the prior year, due to lower large cylindrical battery production volumes and shipments. As a percentage of revenues, gross margins amounted to 17% in the first half of 2005, a decrease from 24% reported in the first half of 2004. Non-rechargeable battery margins were $5,649, or 19%, for the first six-month period of 2005 compared with $13,822, or 27%, in the same six-month period in 2004. This decline is attributable to decreased large cylindrical production volumes. In the Company’s Rechargeable operations, gross margin amounted to $490 in the first half of 2005, or 9% of revenues, compared to a loss of $567 in 2004, an improvement of $1,057 primarily related to the higher revenue base and a favorable product mix. The impairment charge related to certain rechargeable assets that was recorded in the fourth quarter of 2004 resulted in lower depreciation and lease expenses of approximately $291 in the first six month period of 2005. Gross margins in the Technology Contract segment were $89, or 8%, in the first six month period of 2005, compared to $125, or 17%, in 2004, a decrease of $36 mainly due to the timing of recognizing revenues and varying margins realized under different technology contracts.

     Operating Expenses. Operating expenses for the six-month period ended July 2, 2005 totaled $7,748, a $1,356 increase over the prior year’s amount of $6,392. Research and development charges increased $842 to $1,905 in 2005 due to additional resources committed to new product development. In addition to the R&D line shown in Operating Expenses, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $514 to $5,843 due mainly to higher audit fees related to requirements under the Sarbanes-Oxley Act, as well as additional administrative expenses necessary to support the Company’s growth objectives. Overall, operating expenses as a percentage of sales increased to 21% in the first half of 2005 from 12% in 2004 mainly due to a lower revenue base. As quarterly revenues from the military market have declined recently from high levels in the first half of 2004, the Company is committed to continuing to develop other areas of the business, particularly in commercial markets such as search and rescue, automotive telematics, and medical, where sales and development of new products are growing. While the Company monitors its costs closely during the temporary decline in revenues, it remains committed to ensuring that sufficient resources are in place to support the additional growth it expects in the near future.
     Other Income (Expense). Interest expense, net, for the first six month period of 2005 was $255, an increase of $67 from the comparable period in 2004, mainly as a result of slightly higher debt outstanding related to the term loan that resulted from the refinancing of the Company’s credit facility in June 2004. Miscellaneous income / expense amounted to an expense of $194 for the first half of 2005 compared with income of $93 for the same period in 2004. This change resulted mostly due to losses from foreign currency translations, related to the Company’s U.S. dollar-denominated loan with its UK subsidiary. In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI.
     Income Taxes. The Company reflected a tax provision of $1,020 for the first half of 2005 compared with $79 in the first half of 2004. Included in the 2005 provision is a $1,063 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a revision to the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change will result in a reduction in the Company’s New York State effective tax rate from approximately 2.46% to 0.03%. In the first six months of 2004, the Company had not yet recognized a deferred tax asset on the Consolidated Balance Sheet due to the uncertainty as to whether it was more likely than not that it would be able to utilize the net operating loss (NOL) carryforwards in the future. In December 2004, the Company reached a conclusion to record a deferred tax asset (see Note 9 for additional information).
     Net (Loss)/Income. Net loss and loss per share were $2,989 and $0.21, respectively, for the six month period ended July 2, 2005, compared to net income and diluted earnings per share of $2,863 and $0.19, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 13,930 in the first half of 2004 to 14,413 in 2005 mainly due to stock option exercises.
Liquidity and Capital Resources (in thousands of dollars)
     As of July 2, 2005, cash and cash equivalents totaled $8,168. During the six month period ended July 2, 2005, the Company used $1,399 of cash from operating activities as compared to providing $1,819 for the six month period ended June 24, 2004, mainly due to a decrease in net income, offset by smaller increases in accounts receivable and inventory balances and a larger increase in accounts payable and other liabilities. The Company used $962 in cash from investing activities during the first half of 2005 compared with a $2,613 use of cash in the same period in 2004. The Company used $1,972 to purchase plant, property and equipment in 2005, down from $2,628 for the same period in 2004. In addition, certain investments were converted to cash equivalents during the first half of 2005 resulting in an increase of $1,000. During the six month period ended July 2, 2005, the Company generated $62 in funds from financing activities compared to generating $847 in funds in the first half of 2004. The financing activities in 2005 included inflows from the issuance of stock, mainly as stock options were exercised during the period, offset by outflows for principal payments of term debt under the Company’s main credit facility. During the first six months of 2005, the Company issued 198 shares of common stock, primarily as a result of exercises of stock options, and the Company received approximately $1,100 in cash proceeds as a result of these transactions.
     Inventory turnover for the first six months of 2005 was an annualized rate of approximately 4 turns per year, a decline from the 5.6 turns reflected during the full year of 2004, mainly due to the timing of production and shipments, including the impact from a decision to continue to manufacture and build inventory in anticipation of orders for BA-5390 batteries. The Company’s Days Sales Outstanding (DSOs) was an average of 39 days for the first six months of 2005, an improvement from the 46 days reflected for the full 12-month period in 2004, as the timing of collections improved.
     At July 2, 2005, the Company had a capital lease obligation outstanding of $68 for the Company’s Newark, New York offices and manufacturing facilities.
     As of July 2, 2005, the Company had open capital commitments to purchase approximately $1,147 of production machinery and equipment.
     On June 30, 2004, the Company closed on a new $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to a debt to earnings ratio, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio.
     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at July 2, 2005 resulted in an asset of $6, all of which was reflected as short-term.

     On May 4, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment provided for a waiver of the financial covenant violations as of the end of the first quarter of 2005, and changes the financial metrics that must be met to remain in compliance with the debt covenants for the second quarter of 2005 and after, in light of the lower than expected revenue quarters caused mainly by delays in contract awards from the U.S. military. In addition, the banks allowed for an adjustment to earnings in the definition of the financial covenants related to the $1,803 non-cash charge taken in the fourth quarter of 2004 for the impairment of certain of the Company’s rechargeable assets.
     As of July 2, 2005, the Company had $8,000 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. The Company has no additional borrowing capacity under the revolver component of the credit facility, as revised, at July 2, 2005. At July 2, 2005, the Company again did not meet the minimum requirements for all of the financial ratios, specifically the debt to earnings ratio and the EBIT to interest expense ratio. On August 5, 2005, the Company amended this $25,000 credit facility, which provides for a waiver of the financial covenant violations as of the end of the second quarter of 2005, and changes the financial metrics that must be met to remain in compliance with the debt covenants for the third quarter of 2005 and thereafter, to accommodate the Company’s revised financial outlook. As a result of the timing of the amendment and the near-term uncertainty of the Company’s ability to meet the revised financial covenants, the Company reclassified $6,000 of this debt from long-term to current on the Consolidated Balance Sheet as of July 2, 2005. The Company intends to reassess the classification of the debt at the end of each fiscal quarter. While the Company believes relations with its lenders are good and has received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, the Company believes it has sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course. (See Note 14 concerning an amendment to this facility.)
     As of July 2, 2005, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $469 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $402 in additional borrowing capacity under this credit facility as of July 2, 2005.
     The Company has provided prepayments to Ultralife Taiwan Inc. (“UTI”) to assist that company with the purchase of raw materials and the payment of payroll costs applicable to manufacturing the products made for the Company. At July 2, 2005, the net amount of prepayments made to UTI on products ordered was approximately $196. If UTI continues to have financial difficulty, it is possible that the Company may not receive shipments of product for which prepayments have been made, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
     During the first six-month periods of 2005 and 2004, the Company issued 198 and 623 shares of common stock, respectively, as a result of exercises of stock options and warrants. The Company received approximately $1,100 in 2005 and $3,703 in 2004 in cash proceeds as a result of these transactions.
     The Company continues to be optimistic about its future prospects and growth potential. The improvement in the Company’s financial position over the past few years has enhanced the Company’s ability to acquire additional financing. The Company continually explores various sources of capital, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although it stays abreast of such financing alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.
     As described in Part II, Item 1, “Legal Proceedings”, the Company is involved in certain environmental matters with respect to its facility in Newark, New York. Although the Company has reserved for expenses related to this, there can be no assurance that this will be the maximum amount. Management does not believe the ultimate resolution of this matter will have a significant adverse impact on the Company’s financial condition and results of operations in the period in which it is resolved.

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
Outlook (in thousands of dollars)
     Management is adjusting its guidance for the second half of 2005 as a result of the continued uncertainty of the timing of BA-5390 order flow. Management still anticipates that its commercial business will continue to grow in the second half of the year in key target markets such as automotive telematics, search and rescue, and medical.
     Based on the latest input from the U.S. military, management still anticipates receiving orders for the BA-5390, but at modest revenue levels. As previously stated, management anticipates that BA-5390 order flow will become more predictable following qualification under the Next Gen II, Phase IV award, which is expected to occur in the third quarter. In addition, management believes that the new version of the BA-5390, with the state-of-charge indicator, will strengthen the Company’s competitive advantage and support continued market share gains, contributing to sequential revenue growth in the fourth quarter.
     As a result, management currently projects revenues of approximately $21 million for the third quarter, including modest BA-5390 battery shipments, generating positive operating income. Management projects fourth quarter revenue to increase to approximately $25 million, with operating margins improving in line with revenue growth. Overall, revenues for the full year of 2005 are now projected to be approximately $83 million, compared with previous guidance indicating that revenues would be in a range between 2004’s level of $98.2 million and up to 10% growth.
     Over the next three to four years, with anticipated growth in various target markets, such as military, medical, automotive telematics, and search and rescue, the Company has set a target of reaching $200,000 in revenues. While the Company’s revenues were comprised of approximately 58% from U.S. military sales in 2004, the reliance on military sales as a percentage of total revenues is expected to decline over time as the Company generates increased sales from customers in commercial and industrial markets.
     As revenues grow, manufacturing efficiencies are realized, and investments in operating expenses (R&D and SG&A) are closely monitored, the Company believes it can generate favorable returns to scale in the range of 30% to 40% on incremental revenues, depending on product mix. Conversely, decreasing volumes will likely result in the opposite effect. Within the next several quarters, the Company believes that its gross margins can reach a range of 26%-27% as it nears approximately $35,000 in quarterly revenues, resulting from ongoing improvements in operating efficiencies and an increase in the mix of products with higher margins. Management has set an overall target of 30% gross margins for the longer-term, as revenues reach a range of approximately $50,000 per quarter.
     While the Company continues to monitor its operating costs very closely, SG&A costs are expected to increase in order to support the needs of a growing business. Within the next several quarters, the Company believes that its operating expenses will trend toward a range of 11%-12% of revenues at the point where revenues are in the range of $35,000 per quarter, and it has set a target to reach 10% of revenues in the longer-term when total sales amount to approximately $50,000 per quarter.

     As gross margins improve and as the Company continues to control its operating expenses, operating income as a percentage of revenues is projected to be in the range of 15% at a revenue level of approximately $35,000 per quarter, with a longer-term target of 20% at a revenue level of approximately $50,000 per quarter.
     At December 31, 2004, the Company had approximately $74,887 in net operating loss (NOL) carryforwards available to offset current and future taxable income, of which $60,956 related to U.S. operations and $13,931 related to U.K. operations. The Company recorded a deferred tax asset in December of 2004 arising from the Company’s conclusion that it is more likely than not that it will be able to utilize its U.S. net operating loss carryforwards that have accumulated over time. The amount of the net deferred tax asset is considered realizable; however, such amount could be reduced in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. Achieving business plan targets, particularly those relating to revenue and profitability, is integral to the Company’s assessment regarding the recoverability of its net deferred tax asset. The amount of the net deferred tax assets is considered realizable, however, such amount could be reduced in the near term if actual future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. Income taxes are being recognized through the Consolidated Statement of Operations related to the Company’s U.S. operations, using an effective income tax rate in the range of approximately 37%, excluding a $1,063 one-time, second quarter 2005 adjustment related to a change in the New York State income tax law discussed above. For the Company’s U.K. operation, however, income taxes are not being reflected at this time since a deferred tax asset has not been recognized, due to the uncertainty of being able to utilize the benefit from these NOLs in the future. A consolidated effective income tax rate is significantly dependent on the relationship of income or loss at each of the Company’s operations. Regardless of the income tax expense reflected on the Consolidated Statement of Income, the Company expects that the majority of any income tax expense in 2005, and for some time into the future, will be a non-cash expense as it utilizes the benefit from the NOL carryforwards.
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
     During 2005, the Company projects that it will spend approximately $4,000 to $4,500 on capital expenditures for machinery and equipment. A portion of these expenditures will be to increase capacity at the Company’s U.K. manufacturing facility for growth related to that facility’s award of a portion of the Next Gen II Phase IV contract with the U.S. military. Other planned expenditures include energy savings projects and vertical integration programs to reduce material costs.
Recent Accounting Pronouncements and Developments
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (FSP FAS 143-1), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. As of July 2, 2005, no EU-member country in which the Company has significant operations had adopted the law.
     In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections-a replacement of APB No.20 and FAS No.3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006. The Company is assessing any potential impact of these provisions.
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
     During the first half of 2005, there were no significant changes in the manner in which the Company’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in whole dollars)
     The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of commercial paper and U.S. corporate bonds. In July 2004, the Company entered into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of July 2, 2005, a one basis point move in the Eurodollar spread would have a $1,550 value change. (See Note 8 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through July 2, 2005, total costs incurred have amounted to approximately $100, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and the Company is awaiting approval of the work plan before the project commences. The Company’s outside environmental consulting firm has estimated that the final cost to the Company to remediate the requested area will be approximately $22, based on the submitted work plan. The ultimate resolution of this matter may result in further additional costs to be incurred. At July 2, 2005 and December 31, 2004, the Company has $66 reserved for this matter.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On June 9, 2005 an Annual Meeting of Shareholders of the Company was held.

(b)	At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all seven nominees for Director with the following votes:

DIRECTOR	FOR	AGAINST
Patricia C. Barron	12,105,752	258,820
Anthony J. Cavanna	12,106,301	258,271
Paula H. J. Cholmondeley	12,201,166	163,406
Daniel W. Christman	12,106,222	258,350
John D. Kavazanjian	12,228,190	136,382
Carl H. Rosner	12,224,439	140,133
Ranjit C. Singh	12,228,614	135,958
(c)	At the Annual Meeting, the Shareholders of the Company voted for the ratification of PricewaterhouseCoopers LLP as its independent registered public accounting firm for 2005 with the following votes:

FOR	AGAINST
12,294,084	36,701
Item 6. Exhibits
(a)	Exhibits
10.1	Amendment Number Three to Credit Agreement

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC.
(Registrant)
Date: August 11, 2005	By:	/s/ John D. Kavazanjian

John D. Kavazanjian
President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ Robert W. Fishback

Robert W. Fishback
Vice President — Finance and Chief Financial Officer

Index to Exhibits
10.1	Amendment Number Three to Credit Agreement

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications