Form 10-Q
period 2005-10-01
ULTRALIFE BATTERIES INC
filed 2005-11-15
CIK 875657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.10 par value – 14,710,096 shares of common stock outstanding, net of 727,250 treasury shares, as of October 1, 2005.

ULTRALIFE BATTERIES, INC.
INDEX

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	October 1,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$3,006	$10,529
Available-for-sale securities	—	1,000
Trade accounts receivable (less allowance for doubtful accounts of $275 at October 1, 2005 and $284 at December 31, 2004)	10,897	8,585
Inventories	19,679	13,938
Due from insurance company	476	1,198
Deferred tax asset — current	1,775	3,082
Prepaid expenses and other current assets	2,294	1,851

Total current assets	38,127	40,183

Property, plant and equipment, net	20,729	20,202

Other assets:
Financing fees	—	103
Security deposits and other	254	226
Deferred tax asset — non-current	21,652	20,420

	21,906	20,749

Total Assets	$80,762	$81,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt and current portion of long-term debt	$8,094	$2,390
Accounts payable	5,993	3,545
Other current liabilities	4,353	3,603

Total current liabilities	18,440	9,538

Long-term liabilities:
Debt and capital lease obligations	48	7,215
Deferred tax liability — long-term	1	—
Other long-term liabilities	348	756

Total long-term liabilities	397	7,971

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,437,346 at October 1, 2005 and 15,019,262 at December 31, 2004	1,544	1,502
Capital in excess of par value	130,192	127,299
Accumulated other comprehensive loss	(935)	(605)
Accumulated deficit	(66,498)	(62,193)

	64,303	66,003

Less —Treasury stock, at cost — 727,250 shares	2,378	2,378

Total shareholders’ equity	61,925	63,625

Total Liabilities and Shareholders’ Equity	$80,762	$81,134

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	Oct 1,	Sept 25,	Oct 1,	Sept 25,
	2005	2004	2005	2004
Revenues	$15,692	$24,393	$52,658	$79,820

Cost of products sold	13,332	19,517	44,070	61,564

Gross margin	2,360	4,876	8,588	18,256

Operating expenses:
Research and development	969	692	2,874	1,755
Selling, general, and administrative	2,902	2,653	8,745	7,982

Total operating expenses	3,871	3,345	11,619	9,737

Operating (loss)/income	(1,511)	1,531	(3,031)	8,519

Other income (expense):
Interest income	44	20	162	67
Interest expense	(220)	(174)	(593)	(409)
Write-off of UTI investment and note receivable	—	—	—	(3,951)
Miscellaneous	(9)	(61)	(203)	32

(Loss)/income before income taxes	(1,696)	1,316	(3,665)	4,258

Income tax provision/(benefit)-current	5	(101)	3	(22)
Income tax (benefit)/provision-deferred	(385)	—	637	—

Total income taxes	(380)	(101)	640	(22)

Net (loss)/income	$(1,316)	$1,417	$(4,305)	$4,280

(Loss)/earnings per share — basic	$(0.09)	$0.10	$(0.30)	$0.31

(Loss)/earnings per share — diluted	$(0.09)	$0.09	$(0.30)	$0.28

Weighted average shares outstanding — basic	14,642	14,238	14,497	14,026

Weighted average shares outstanding — diluted	14,642	15,121	14,497	15,104

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine-Month Period Ended
	October 1,	Sept 25,
	2005	2004
OPERATING ACTIVITIES
Net (loss) income	$(4,305)	$4,280
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,375	2,423
Gain on asset disposal	(6)	(1)
Foreign exchange loss (gain)	214	(27)
Write-off of UTI investment and note receivable	—	3,951
Write-down of inventory damaged in fire	—	677
Write-down of fixed assets damaged in fire	—	137
Non-cash stock-based compensation	20	146
Change in deferred taxes	680	—
Changes in operating assets and liabilities:
Accounts receivable	(2,427)	5,743
Inventories	(6,045)	(4,984)
Prepaid expenses and other current assets	(395)	(666)
Insurance receivable relating to fires	678	(1,022)
Income taxes payable	—	(106)
Accounts payable and other liabilities	3,076	(130)

Net cash (used in) provided by operating activities	(6,135)	10,421

INVESTING ACTIVITIES
Purchase of property and equipment	(3,211)	(4,530)
Proceeds from asset disposal	23	17
Purchase of securities	—	(3,501)
Sales of securities	1,000	2,550

Net cash used in investing activities	(2,188)	(5,464)

FINANCING ACTIVITIES
Net change in revolving credit facilities	68	(6,459)
Proceeds from issuance of common stock	2,310	4,106
Proceeds from issuance of debt	—	10,000
Retirement of long-term debt	—	(867)
Principal payments on long-term debt and capital lease obligations	(1,500)	(732)

Net cash provided by financing activities	878	6,048

Effect of exchange rate changes on cash	(78)	(35)

(Decrease) increase in cash and cash equivalents	(7,523)	10,970

Cash and cash equivalents at beginning of period	10,529	830

Cash and cash equivalents at end of period	$3,006	$11,800

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$—	$259

Interest paid	$388	$255

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

     The computation of basic and diluted (loss) earnings per share is summarized as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
(In thousands, except per share data)	2005	2004	2005	2004

Net (Loss)/Income (a)	$(1,316)	$1,417	$(4,305)	$4,280
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	—	—
Convertible Note	—	—	—	—

Net (Loss) /Income — Adjusted (b)	$(1,316)	$1,417	$(4,305)	$4,280

Average Shares Outstanding — Basic (c)	14,642	14,238	14,497	14,026
Effect of Dilutive Securities:
Stock Options / Warrants	—	883	—	1,078
Convertible Note	—	—	—	—

Average Shares Outstanding — Diluted (d)	14,642	15,121	14,497	15,104

EPS – Basic (a/c)	$(0.09)	$0.10	$(0.30)	$0.31
EPS – Diluted (b/d)	$(0.09)	$0.09	$(0.30)	$0.28
     The Company also had the equivalent of 455,236 and 599,758 options and warrants outstanding for the three and nine-month periods ended October 1, 2005, respectively, which were not included in the computation of diluted EPS because these securities would have been anti-dilutive for those periods.
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

     The effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”, to stock-based employee compensation is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
(In thousands, except per share data)	2005	2004	2005	2004

Net (loss) income, as reported	$(1,316)	$1,417	$(4,305)	$4,280

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	133	—	133

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(427)	(600)	(1,481)	(1,281)

Pro forma net (loss) income	$(1,743)	$950	$(5,786)	$3,132

(Loss) earnings per share:
Basic — as reported	$(0.09)	$0.10	$(0.30)	$0.31
Basic — pro forma	$(0.12)	$0.07	$(0.40)	$0.22
Diluted — as reported	$(0.09)	$0.09	$(0.30)	$0.28
Diluted — pro forma	$(0.12)	$0.06	$(0.40)	$0.21
     During the first nine months of 2005, the Company issued 418,042 shares of common stock as a result of exercises of stock options and warrants. The Company received approximately $2,310 in cash proceeds as a result of these transactions.
4. COMPREHENSIVE (LOSS) INCOME
     The components of the Company’s total comprehensive (loss) income were:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net (loss) income	$(1,316)	$1,417	$(4,305)	$4,280
Foreign currency translation adjustments	(13)	29	(478)	56
Change in fair value of derivatives, net of tax	44	(191)	148	(191)

Total comprehensive (loss) income	$(1,285)	$1,255	$(4,635)	$4,145

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
6. INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	October 1, 2005	December 31, 2004

Raw materials	$7,777	$7,441
Work in process	9,494	4,184
Finished goods	3,196	2,821

	20,467	14,446
Less: Reserve for obsolescence	788	508

	$19,679	$13,938

7. PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	October 1, 2005	December 31, 2004

Land	$123	$123
Buildings and leasehold improvements	3,742	3,223
Machinery and equipment	37,017	36,300
Furniture and fixtures	628	497
Computer hardware and software	2,061	1,882
Construction in progress	2,853	2,185

	46,424	44,210
Less: Accumulated depreciation	25,695	24,008

	$20,729	$20,202

8. DEBT
     On June 30, 2004, the Company closed on a new $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio.
     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure, and remains at that rate as of October 1, 2005. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at October 1, 2005 resulted in an asset of $72, all of which was reflected as short-term.
     On May 4, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment provided for a waiver of the financial covenant violations as of the end of the first quarter of 2005, and changed the financial metrics that must be met to remain in compliance with the debt covenants for the second quarter of 2005 and after, in light of the lower than expected revenue quarters caused mainly by delays in contract awards from the U.S. military. In addition, the banks allowed for an adjustment to earnings in the definition of the financial covenants related to the $1,803 non-cash charge taken in the fourth quarter of 2004 for the impairment of certain of the Company’s rechargeable assets.
     On August 5, 2005, the Company again amended its $25,000 credit facility. The amendment provided for a waiver of the financial covenant violations as of the end of the second quarter of 2005, and changed the financial metrics that must be met to remain in compliance with the debt covenants for the third quarter of 2005 and thereafter, to accommodate the Company’s revised financial outlook. As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company reclassified the long-term portion of this debt from long-term to current on the Consolidated Balance Sheet as of July 2, 2005. At October 1, 2005, the Company did not meet the minimum requirements for certain of the financial ratios. (See Note 14.)
     As of October 1, 2005, the Company had $7,667 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. Management is working with its lenders to modify the financial covenants of this credit facility to accommodate the Company’s revised outlook. The Company has approximately $8,400 of additional borrowing capacity under the revolver component of the credit facility, as amended, at October 1, 2005. (See Note 14 concerning an amendment to this facility.)
     As of October 1, 2005, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $407 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $386 in additional borrowing capacity under this credit facility as of October 1, 2005.

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
     The Company recorded a deferred tax asset in December of 2004 arising from the Company’s conclusion that it is more likely than not that it will be able to utilize its U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s evaluation of all available evidence, both positive and negative, including: a) recent historical net income and losses on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years, though no sales have been recognized to date under this contract. The amount of the net deferred tax assets is considered realizable; however, such amount could be reduced in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. The Company has significant NOLs related to past years’ cumulative losses, and as a result it is subject to U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. Achieving business plan targets, particularly those relating to revenue and profitability, is integral to the Company’s assessment regarding the recoverability of our net deferred tax assets.
     For the three-month period ended October 1, 2005, the Company recorded an income tax benefit of $380, related mainly to the loss reported for U.S. operations during the period. The Company has not recognized a deferred tax asset pertaining to cumulative historical losses for its U.K. subsidiary as management does not believe it is more likely than not that they will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.K. subsidiary reflected in the Condensed Consolidated Statement of Income. In the third quarter of 2004, the Company recorded an income tax benefit of $101 relating to the Company’s 2003 income tax refund.
     For the nine-month period ended October 1, 2005, the Company recorded an income tax expense of $640. Of this amount, $1,279 resulted from a change in the NYS income tax law in the second quarter of 2005, which caused a revision to the associated deferred tax asset. Excluding the impact from the New York State tax law change, the Company would have reflected an income tax benefit of approximately $639 related to the income reported for U.S. operations during the period. The Company has not recognized a deferred tax asset pertaining to cumulative historical losses for its U.K. subsidiary as management does not believe it is more likely than not that they will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.K. subsidiary reflected in the Condensed Consolidated Statement of Income. In the first nine months of 2004, the Company recorded an income tax benefit of $22 relating to the Company’s 2003 income tax refund.
10. COMMITMENTS AND CONTINGENCIES
     As of October 1, 2005, the Company had open capital commitments to purchase approximately $578 of production machinery and equipment.

     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during the first nine months in 2005 were as follows:

Balance at December 31, 2004	$326
Accruals for warranties issued	126
Settlements made	(61)

Balance at October 1, 2005	$391

     The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through October 1, 2005, total costs incurred have amounted to approximately $100, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005 additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples. The Company is awaiting the results of the laboratory analysis. The Company’s outside environmental consulting firm has estimated that the final cost to the Company to remediate the requested area will be approximately $22, based on the submitted work plan. The ultimate resolution of this matter may result in further additional costs to be incurred. At October 1, 2005 and December 31, 2004, the Company has $66 reserved for this matter.
     The Company has had certain “exigent”, non-bid contracts with the government that are subject to an audit and potential price adjustment. As of October 1, 2005, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense

Contracting Audit Agency (DCAA) presented its findings related to the audits of three of the exigent contracts, suggesting potential pricing adjustments of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. The Company is in the process of reviewing these audit reports, and will be submitting its response to these audits during the fourth quarter of 2005. The Company believes that, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases. While the Company believes that potential exposure exists relating to any final negotiation of these proposed adjustments, it cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments, when recorded, could reduce margins and have an adverse effect on the Company’s business, financial condition and results of operations.
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
Three-Month Period Ended October 1, 2005

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$12,805	$2,286	$601	$—	$15,692
Segment contribution	1,811	456	93	(3,871)	(1,511)
Interest expense, net				(176)	(176)
Miscellaneous				(9)	(9)
Income taxes-current				(5)	(5)
Income taxes-deferred				385	385

Net loss					$(1,316)
Total assets	$45,581	$4,255	$8	$30,918	$80,762
Three Months Ended September 25, 2004

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$21,343	$2,588	$462	$—	$24,393
Segment contribution	4,773	(20)	123	(3,345)	1,531
Interest expense, net				(154)	(154)
Miscellaneous				(61)	(61)
Income taxes				101	101

Net income					$1,417
Total assets	$37,884	$4,749	$179	$19,834	$62,646

Nine-Month Period Ended October 1, 2005

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$43,305	$7,676	$1,677	$—	$52,658
Segment contribution	7,460	946	182	(11,619)	(3,031)
Interest expense, net				(431)	(431)
Miscellaneous				(203)	(203)
Income taxes-current				(3)	(3)
Income taxes-deferred				(637)	(637)

Net loss					$(4,305)
Total assets	$45,581	$4,255	$8	$30,918	$80,762
Nine Months Ended September 25, 2004

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$72,986	$5,653	$1,181	$—	$79,820
Segment contribution	18,595	(587)	248	(9,737)	8,519
Interest expense, net				(342)	(342)
Write-down of UTI investment and note receivable				(3,951)	(3,951)
Miscellaneous				32	32
Income taxes				22	22

Net income					$4,280
Total assets	$37,884	$4,749	$179	$19,834	$62,646
     The significant increase in total assets for Corporate from September 25, 2004 to October 1, 2005 is primarily related to the recognition of a deferred tax asset in December 2004.
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
     The total amount of the two losses and related expenses associated with Company-owned assets is expected to be in the range of $2,000. Of this total, $450 is related to machinery and equipment, $750 is related to inventory and $800 is required to repair and clean up the facilities. The insurance claim related to the fire at the Company’s U.S. facility was finalized in March 2005. The claim related to the fire at the U.K. facility remains open. Through October 1, 2005, the Company has received approximately $1,655 in cash from the insurance companies to compensate it for these losses. In the fourth quarter of 2004, the Company recorded a gain of $214 on the replacement of equipment destroyed in the fires. The Company expects the remaining impact on the Consolidated Statement of

Operations and the net cash outflows from the Company to be negligible. For financial reporting purposes, the impairment loss and probable reimbursement are netted within the Consolidated Statement of Operations. The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. The Company is continuing to work closely with the insurance companies on the remaining matters, and it expects to be fully reimbursed by the insurance companies for these losses. At October 1, 2005, the Company’s current assets in its Consolidated Balance Sheet included a receivable from insurance companies for approximately $476, representing remaining proceeds to be received.
13. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (FSP FAS 143-1), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. As of October 1, 2005, the United Kingdom, the only EU-member country in which the Company has significant operations, had not yet adopted the law. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
     In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections-a replacement of APB No.20 and FAS No.3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
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
14. SUBSEQUENT EVENTS AND LIQUIDITY
     On November 1, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment changes the financial metrics that must be met to remain in compliance with the debt covenants for the third and fourth quarters of 2005 and thereafter, to accommodate the Company’s revised financial outlook. In addition, the amendment provides the Company with approximately $8,400 of additional borrowing availability under the revolver, based on the financial results at October 1, 2005. As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company is continuing to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of October 1, 2005.
     While the Company believes relations with its lenders are good and has received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, the Company believes it has, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course.
     The Company continues to be optimistic about its future prospects and growth potential. The improvement in the Company’s financial position in recent years has enhanced the Company’s ability to acquire additional financing. The Company continually explores various sources of capital, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although it stays abreast of such financing alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.
     As of October 1, 2005, cash and cash equivalents totaled $3,006, a decrease of $7,523 from the beginning of the year. During the nine month period ended October 1, 2005, the Company used $6,135 of cash from operating activities. The use of cash from operating activities in 2005 resulted mainly due to a decrease in net income and increases in accounts receivable and inventory balances, partially offset by increases in accounts payable and other liabilities. The Company has increased its inventory balances during the first nine months of 2005 by $6,045 primarily related to a buildup of BA-5390 batteries in anticipation for orders expected to be received during the year from the U.S. military. These anticipated orders have been delayed, substantially due to the transition of procurement responsibility within the military from CECOM to Defense Logistics Agency (DLA). While the Company believes that there will likely be additional orders from the U.S. military for the BA-5390 inventory on hand from the U.S. military, the Company also believes that it has, or can develop, alternative sales channels for this product if orders from the U.S. military do not materialize.
     Management’s plan to achieve operational profitability and reduce its negative cash flows from operations include reducing the build-up of inventory related to the production of BA-5390s and executing certain cost cutting objectives that were begun in September 2005. Additionally, the Company believes it has adequate third party financing available to fund its operations or could obtain other financing, if needed.
     If the Company is unable to achieve its plans or unforeseen events occur, the Company may need to implement alternative plans. While the Company believes it could complete its original plans or alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

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

Results of Operations (dollars in thousands, except per share amounts)
Three-month periods ended October 1, 2005 and September 25, 2004
     Revenues. Consolidated revenues for the three-month period ended October 1, 2005 amounted to $15,692, a decrease of $8,701, or 36%, from the $24,393 reported in the same quarter in the prior year. Non-rechargeable battery sales decreased $8,538, or 40%, from $21,343 last year to $12,805 this year, primarily as a result of lower shipments of BA-5390 batteries to the U.S. military, related to a transition of battery procurement responsibility within the military from the U.S. Army / CECOM to the Defense Logistics Agency (DLA). Partially offsetting the decline in BA-5390 shipments were higher sales of small cylindrical products and certain other large cylindrical products. Rechargeable revenues decreased $302, or 12%, from $2,588 to $2,286, due mainly to decreased shipments of the Company’s digital camera battery offset by higher shipments of rechargeable battery packs and charger systems, which yield higher gross margins. Technology Contract revenues were $601 in the third quarter of 2005, an increase of $139 over the $462 reported in the third quarter of 2004 mainly attributable to the timing of work on the Company’s development contract with General Dynamics as well as revenues recognized beginning in 2005 on a development contract with Harris Corporation.
     Cost of Products Sold. Cost of products sold totaled $13,332 for the quarter ended October 1, 2005, a decrease of $6,185, or 32%, over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $2,360, a decrease of $2,516 over the $4,876 reported in the same quarter in the prior year, mainly due to lower large cylindrical battery production volumes and shipments. As a percentage of revenues, gross margins amounted to 15% in the third quarter of 2005, a decrease from 20% reported in the third quarter of 2004. Non-rechargeable battery margins were $1,811, or 14%, for the third quarter of 2005 compared with $4,773, or 22%, in the same period in 2004, primarily due to the decline in BA-5390 battery production volumes. In the Company’s Rechargeable operations, gross margin amounted to $456 in the third quarter of 2005, or 20% of revenues, compared to a loss of $20 in 2004, an improvement of $476 related to the favorable sales mix within the product line. The impairment charge related to certain rechargeable assets that was recorded in the fourth quarter of 2004 resulted in lower depreciation and lease expenses of approximately $142 in the third quarter of 2005. Gross margins in the Technology Contract segment were $93, or 15%, in the third quarter of 2005, compared to $123, or 27%, in 2004, a decrease of $30 mainly due to varying margins realized under different technology contracts.
     Operating Expenses. Operating expenses for the three-month period ended October 1, 2005 totaled $3,871, a $526 increase over the prior year’s amount of $3,345. Research and development charges increased $277 to $969 in 2005 as the Company increased its investment in new product development. In addition to the R&D line shown in Operating Expenses, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $249 to $2,902 due mainly to higher consulting fees and professional services. Overall, operating expenses as a percentage of sales increased to 25% in the third quarter of 2005 from 14% in 2004 due to the lower revenue base. As quarterly revenues from the U.S. military have declined recently from the first three months of 2004, the Company is committed to continuing to develop other areas of the business, particularly in commercial markets such as search and rescue, automotive telematics, and medical, where sales and development of new products are growing. While the Company monitors its costs closely in conjunction with the recent decline in revenues, it remains committed to ensuring that sufficient resources are in place to support the additional growth it expects in the near future. In September 2005, the Company initiated certain measures to reduce costs and improve efficiencies as it manages the business with a lower revenue base. The Company has taken actions to reduce costs by approximately $1,000 on a quarterly basis in order lower the go-forward breakeven operating margin to a quarterly revenue level of approximately $18,000, assuming a steady rate of production commensurate with this level of revenue. The actions taken in the third quarter of 2005 involved certain personnel reductions and tighter spending controls, and severance costs were not material.

     Other Income (Expense). Interest expense, net, for the third quarter of 2005 was $176, an increase of $22 from the comparable period in 2004, mainly as a result of higher interest rates. Miscellaneous income / expense amounted to an expense of $9 for the third quarter of 2005 compared with an expense of $61 for the same period in 2004. This change resulted mostly due to fewer losses recorded from foreign currency translations, related to the Company’s U.S. dollar-denominated loan to its UK subsidiary.
     Income Taxes. The Company reflected a tax benefit of $380 for the third quarter of 2005 compared with a benefit of $101 in the third quarter of 2004. The 2005 benefit resulted mainly from the third quarter loss before income taxes. The 2004 benefit related mostly to a 2003 tax refund. In the third quarter of 2004, the Company had not yet recognized a deferred tax asset on the Consolidated Balance Sheet due to the uncertainty as to whether it was more likely than not that it would be able to utilize the net operating loss (NOL) carryforwards in the future. In December 2004, the Company reached a conclusion to record a deferred tax asset (see Note 9 for additional information).
     Net (Loss)/Income. Net loss and loss per share were $1,316 and $0.09, respectively, for the three months ended October 1, 2005, compared to net income and diluted earnings per share of $1,417 and $0.09, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,238,000 in the third quarter of 2004 to 14,642,000 in 2005 mainly due to stock option exercises.
Nine-month periods ended October 1, 2005 and September 25, 2004
     Revenues. Consolidated revenues for the nine-month period ended October 1, 2005 amounted to $52,658, a decrease of $27,162, or 34%, from the $79,820 reported in the same nine months in 2004. Non-rechargeable battery sales decreased $29,681, or 41%, from $72,986 in the first nine months of last year to $43,305 in the same period this year, primarily as a result of lower shipments of BA-5390 batteries, related to a transition of battery procurement responsibility within the military from the U.S. Army / CECOM to the Defense Logistics Agency (DLA). Partially offsetting the decline in BA-5390 shipments were higher sales of small cylindrical products and 9-volt batteries. Rechargeable revenues rose $2,023, or 36%, from $5,653 to $7,676, due to higher shipments of rechargeable battery and charger systems. Technology Contract revenues were $1,677 in the first nine months of 2005, an increase of $496 over the $1,181 reported in the same period of 2004 mainly attributable to the timing of work on the Company’s development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold totaled $44,070 for the nine-month period ended October 1, 2005, a decrease of $17,494, or 28%, over the same nine-month period a year ago. The gross margin on consolidated revenues for the first nine months of 2005 was $8,588, a decrease of $9,668 over the $18,256 reported in the same period in the prior year, due to lower large cylindrical battery production volumes and shipments. As a percentage of revenues, gross margins amounted to 16% in the first nine months of 2005, a decrease from 23% reported in the same period of 2004. Non-rechargeable battery margins were $7,460, or 17%, for the nine-month period ended October 1, 2005 compared with $18,595, or 25%, in the same nine-month period in 2004. This decline is attributable to decreased large cylindrical production volumes. In the Company’s Rechargeable operations, gross margin amounted to $946 in the first nine month period of 2005, or 12% of revenues, compared to a loss of $587 in 2004, an improvement of $1,533 primarily related to the higher revenue base and a more favorable product mix. The impairment charge related to certain rechargeable assets that was recorded in the fourth quarter of 2004 resulted in lower depreciation and lease expenses of approximately $433 in the first nine month period of 2005. Gross margins in the Technology Contract segment were $182, or 11%, in the first nine month period of 2005, compared to $248, or 21%, in 2004, a decrease of $66 mainly due to the timing of recognizing revenues and varying margins realized under different technology contracts.

     Operating Expenses. Operating expenses for the nine-month period ended October 1, 2005 totaled $11,619, a $1,882 increase over the prior year’s amount of $9,737. Research and development charges increased $1,119 to $2,874 in 2005 due to additional resources committed to new product development. In addition to the R&D line shown in Operating Expenses, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Selling, general, and administrative expenses increased $763 to $8,745 due mainly to higher audit fees related to requirements under the Sarbanes-Oxley Act, as well as additional administrative expenses necessary to support the Company’s growth objectives. Overall, operating expenses as a percentage of sales increased to 22% in the first nine month periods of 2005 from 12% in 2004 mainly due to a lower revenue base and the Company’s commitment to new product development. As quarterly revenues from the military market have declined recently from high levels in the first half of 2004, the Company is committed to continuing to develop other areas of the business, particularly in commercial markets such as search and rescue, automotive telematics, and medical, where sales and development of new products are growing. While the Company monitors its costs closely in conjunction with the recent decline in revenues, it remains committed to ensuring that sufficient resources are in place to support the additional growth it expects in the near future. In September 2005, the Company initiated certain measures to reduce costs and improve efficiencies as it manages the business with a lower revenue base. The Company has taken actions to reduce costs by approximately $1,000 on a quarterly basis in order lower the go-forward breakeven operating margin to a quarterly revenue level of approximately $18,000, assuming a steady rate of production commensurate with this level of revenue. The actions taken in the third quarter of 2005 involved certain personnel reductions and tighter spending controls, and severance costs were not material.
     Other Income (Expense). Interest expense, net, for the first nine-month period of 2005 was $431, an increase of $89 from the comparable period in 2004, mainly as a result of higher interest rates. Miscellaneous income / expense amounted to an expense of $203 for the first nine month period of 2005 compared with income of $32 for the same period in 2004. This change resulted mostly due to losses from foreign currency translations, related to the Company’s U.S. dollar-denominated loan to its UK subsidiary. In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI.
     Income Taxes. The Company reflected a tax provision of $640 for the first nine-month period of 2005 compared with a benefit of $22 in the same period of 2004. Included in the 2005 provision is a $1,279 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a revision to the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change will result in a reduction in the Company’s New York State effective tax rate from approximately 2.46% to 0.03%. Excluding the New York State tax provision, the 2005 benefit related mainly from the year-to-date loss before income taxes for U.S operations. In the first nine months of 2004, the Company had not yet recognized a deferred tax asset on the Consolidated Balance Sheet due to the uncertainty as to whether it was more likely than not that it would be able to utilize the net operating loss (NOL) carryforwards in the future. In December 2004, the Company reached a conclusion to record a deferred tax asset (see Note 9 for additional information).
     Net (Loss)/Income. Net loss and loss per share were $4,305 and $0.30, respectively, for the nine month period ended October 1, 2005, compared to net income and diluted earnings per share of $4,280 and $0.28, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,026,000 in the first nine-month period of 2004 to 14,497,000 in 2005 mainly due to stock option exercises.

Liquidity and Capital Resources (dollars in thousands)
     As of October 1, 2005, cash and cash equivalents totaled $3,006, a decrease of $7,523 from the beginning of the year. During the nine month period ended October 1, 2005, the Company used $6,135 of cash from operating activities as compared to providing $10,421 for the nine-month period ended September 25, 2004. The use of cash from operating activities in 2005 resulted mainly due to a decrease in net income and increases in accounts receivable and inventory balances, partially offset by increases in accounts payable and other liabilities.
     The Company has increased its inventory balances during the first nine months of 2005 by $6,045 primarily related to a buildup of BA-5390 batteries in anticipation for orders expected to be received during the year from the U.S. military. These anticipated orders have been delayed, substantially due to the transition of procurement responsibility within the military from CECOM to Defense Logistics Agency (DLA). While the Company believes that there will likely be additional orders from the U.S. military for the BA-5390 inventory on hand from the U.S. military, the Company also believes that it has, or can develop, alternative sales channels for this product if orders from the U.S. military do not materialize.
     The Company used $2,188 in cash from investing activities during the first nine-month period of 2005 compared with a $5,464 use of cash in the same period in 2004. The Company used $3,211 to purchase plant, property and equipment in 2005, down from $4,530 for the same period in 2004. During the nine month period ended October 1, 2005, the Company generated $878 in funds from financing activities compared to generating $6,048 in funds in the same period of 2004. The financing activities in 2005 included inflows from the issuance of stock, mainly as stock options were exercised during the period, offset by outflows for principal payments of term debt under the Company’s main credit facility. During the first nine months of 2005, the Company issued 418,000 shares of common stock, primarily as a result of exercises of stock options, and the Company received approximately $2,310 in cash proceeds as a result of these transactions.
     Inventory turnover for the first nine months of 2005 was an annualized rate of approximately 3.6 turns per year, a decline from the 5.6 turns reflected during the full year of 2004, mainly due to the timing of production and shipments, including the impact from a decision to continue to manufacture and build inventory in anticipation of orders for BA-5390 batteries. The Company’s Days Sales Outstanding (DSOs) was an average of 43 days for the first nine months of 2005, an improvement from the 46 days reflected for the full 12-month period in 2004, as the timing of collections improved.
     At October 1, 2005, the Company had a capital lease obligation outstanding of $68 for the Company’s Newark, New York offices and manufacturing facilities.
     As of October 1, 2005, the Company had open capital commitments to purchase approximately $578 of production machinery and equipment.
     On June 30, 2004, the Company closed on a new $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT to interest expense ratio, and a current assets to total liabilities ratio.
     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August

2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure, the maximum amount under the current grid structure, and remains at that rate as of October 1, 2005. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at October 1, 2005 resulted in an asset of $72, all of which was reflected as a short-term asset.
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
     On August 5, 2005, the Company again amended its $25,000 credit facility. The amendment provided for a waiver of the financial covenant violations as of the end of the second quarter of 2005, and changed the financial metrics that must be met to remain in compliance with the debt covenants for the third quarter of 2005 and thereafter, to accommodate the Company’s revised financial outlook. As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company reclassified the long-term portion of this debt from long-term to current on the Consolidated Balance Sheet as of July 2, 2005. At October 1, 2005, the Company did not meet the minimum requirements for certain of the financial ratios. (See Note 14.)
     As of October 1, 2005, the Company had $7,667 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. Management is working with its lenders to modify the financial covenants of this credit facility to accommodate the Company’s revised outlook. The Company has approximately $8,400 of additional borrowing capacity under the revolver component of the credit facility, as amended, at October 1, 2005. (See Note 14 concerning an amendment to this facility.)
     While the Company believes relations with its lenders are good and has received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, the Company believes it has, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course.
     As of October 1, 2005, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $407 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $386 in additional borrowing capacity under this credit facility as of October 1, 2005.
     During the first nine-month periods of 2005 and 2004, the Company issued 418,000 and 700,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. The Company received approximately $2,310 in 2005 and $4,106 in 2004 in cash proceeds as a result of these transactions. In addition, in July 2004 the Company granted shares of its common stock to eligible hourly employees, based on years of service. This stock grant resulted in the issuance of 8,000 shares of common stock valued at $135 on the date of grant, as well as total cash compensation of $95, amounting to an expense to the Company of $230.

     The Company continues to be optimistic about its future prospects and growth potential. The improvement in the Company’s financial position in recent years has enhanced the Company’s ability to acquire additional financing. The Company continually explores various sources of capital, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although it stays abreast of such financing alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds, or through the use of additional financing that currently is available to the Company.
     Management’s plan to achieve operational profitability and reduce its negative cash flows from operations include reducing the build-up of inventory related to the production of BA-5390s and executing certain cost cutting objectives that were begun in September 2005. Additionally, the Company believes it has adequate third party financing available to fund its operations or could obtain other financing, if needed.
     If the Company is unable to achieve its plans or unforeseen events occur, the Company may need to implement alternative plans. While the Company believes it could complete its original plans or alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.
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
Outlook (in thousands of dollars)
     Management expects fourth quarter revenues to be in the range of $19,000, consistent with the most recent guidance for the company’s second half revenues of approximately $35,000, assuming no BA-5390 order activity from the U.S. military. Sales to commercial customers, particularly in the automotive telematics market, are expected to grow from the third quarter, as are sales of other battery products direct to the military and military battery assemblers. In an effort to further trim current inventory levels, production rates are projected to remain temporarily lower throughout the fourth quarter. This will likely result in under-absorbed manufacturing overheads and, as a result, management is projecting an operating loss in the range of $500 for the fourth quarter. Overall, revenues for the full year of 2005 are now projected to be approximately $72,000, with an operating loss of approximately $3,500.
     Although the Company still expects that the U.S. military will be soliciting additional BA-5390s in the near future, the Company is not including any such shipments in its fourth quarter guidance. As previously stated, management anticipates that BA-5390 order flow will become more predictable following qualification under the Next Gen II, Phase IV award. As anticipated, all testing on the new version of the BA-5390 with the state-of-charge indicator was completed in September 2005, and the qualification process is now substantially completed. Longer term, the U.S. military has issued new guidelines requiring a state-of-charge indicator in all new contracts for multi-cell batteries, a development which bolsters the Company’s conviction that its competitive advantages create a strong opportunity for it to continue gaining share in the military market.
     As a result of the ongoing uncertainty with orders from the U.S. military in the near-term and the related reduction in the Company’s revenue base, the Company initiated certain measures in September 2005 to reduce costs and improve efficiencies. The Company has taken actions to reduce costs by approximately $1,000 on a quarterly basis in order lower the go-forward breakeven operating margin to a quarterly revenue level of approximately $18,000, assuming a steady rate of production commensurate with this level of revenue. The actions taken in the third quarter of 2005 involved certain personnel reductions and tighter spending controls, and severance costs were not material.

     Over the next three to four years, with anticipated growth in various target markets, such as military, medical, automotive telematics, and search and rescue, the Company has set a target of reaching $200,000 in revenues. While the Company’s revenues were comprised of approximately 58% from U.S. military sales in 2004, the reliance on military sales as a percentage of total revenues is expected to decline over time as the Company generates increased sales from customers in commercial and industrial markets. For 2005, revenues from the U.S. military are expected to amount to approximately 20% of total sales, lower than anticipated due to the slowdown in BA-5390 orders throughout 2005.
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
     While the Company continues to monitor its operating costs very closely, SG&A costs are expected to increase over time in order to support the needs of a growing business. The Company believes that its operating expenses will trend toward a range of 11%-12% of revenues at the point where revenues are in the range of $35,000 per quarter, and it has set a target to reach 10% of revenues in the longer-term when total sales amount to approximately $50,000 per quarter.
     As gross margins improve and as the Company continues to control its operating expenses, operating income as a percentage of revenues is projected to be in the range of 15% at a revenue level of approximately $35,000 per quarter, with a longer-term target of 25% at a revenue level of approximately $50,000 per quarter.
     At December 31, 2004, the Company had approximately $74,887 in net operating loss (NOL) carryforwards available to offset current and future taxable income, of which $60,956 related to U.S. operations and $13,931 related to U.K. operations. The Company recorded a deferred tax asset in December 2004 arising from the Company’s conclusion that it is more likely than not that it will be able to utilize its U.S. net operating loss carryforwards that have accumulated over time. The amount of the net deferred tax assets is considered realizable, however, such amount could be reduced in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. Achieving its business plan targets, particularly those relating to revenue and profitability, is integral to the Company’s assessment regarding the recoverability of its net deferred tax assets. Income taxes are being recognized through the Consolidated Statement of Operations related to the Company’s U.S. operations, using an effective income tax rate in the range of approximately 34%, excluding a $1,279 one-time, second quarter 2005 adjustment related to a change in the New York State income tax law discussed above. For the Company’s U.K. operation, however, income taxes are not being reflected at this time since a deferred tax asset has not been recognized, due to the uncertainty of being able to utilize the benefit from these NOLs in the future. A consolidated effective income tax rate is significantly dependent on the relationship of income or loss at each of the Company’s operations. Regardless of the income tax expense reflected on the Consolidated Statement of Income, the Company expects that the majority of any income tax expense in 2005, and for some time into the future, will be a non-cash expense as it utilizes the benefit from the NOL carryforwards.
     In addition, in early 2004, the Company determined that a change in ownership, as defined under Internal Revenue Code Section 382, had occurred during the fourth quarter of 2003, resulting in an annual limitation on the utilization of the net operating loss carryforwards. The Company currently estimates that the amount of such limitation will be in the range of approximately $22,000 annually. If the Company’s

U.S. taxable income were to exceed this annual limitation, it could result in a higher than anticipated current tax expense for any year in which this occurs. Based upon recent changes in share ownership, the Company believes that another change in ownership may have occurred during the second quarter of 2005. The Company is in the process of assessing this matter, but believes that any change in the annual limitation will be relatively small and would not have an impact in the utilization of the Company’s net operating loss carryforwards.
     During 2005, the Company projects that it will spend approximately $4,000 on capital expenditures for machinery and equipment.
Recent Accounting Pronouncements and Developments
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (FSP FAS 143-1), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. As of October 1, 2005, the United Kingdom, the only EU-member country in which the Company has significant operations, had not yet adopted the law. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
     In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections-a replacement of APB No.20 and FAS No.3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
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
     During the first nine months of 2005, there were no significant changes in the manner in which the Company’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     (in whole dollars)
     The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of commercial paper and U.S. corporate bonds. In July 2004, the Company entered into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of October 1, 2005, a one basis point move in the Eurodollar spread would have a $1,400 value change. (See Note 8 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through July 2, 2005, total costs incurred have amounted to approximately $100, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005 additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples. The Company is awaiting the results of the laboratory analysis. The Company’s outside environmental consulting firm has estimated that the final cost to the Company to remediate the requested area will be approximately $22, based on the submitted work plan. The ultimate resolution of this matter may result in further additional costs to be incurred. At October 1, 2005 and December 31, 2004, the Company has $66 reserved for this matter.

Item 6. Exhibits

10.1	Amendment Number Four to Credit Agreement

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC.

(Registrant)

Date: November 14, 2005	By:	/s/ John D. Kavazanjian

John D. Kavazanjian
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Robert W. Fishback

Robert W. Fishback
Vice President — Finance and Chief Financial
Officer

Index to Exhibits

10.1	Amendment Number Four to Credit Agreement

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications