Form 10-K
period 2005-12-31
ULTRALIFE BATTERIES INC
filed 2006-03-23
CIK 875657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $0.10 per share
(Title of class)
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 2, 2005, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $175,000,000 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on July 1, 2005.
     As of February 4, 2006, the Registrant had 14,744,196 shares of Common Stock outstanding, net of 727,250 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III Ultralife Batteries, Inc. Proxy Statement – Certain portions of the Registrant’s Definitive Proxy Statement relating to the June 8, 2006 Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10-14 herein.

PART I
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company’s products and services, addressing the process of U.S. military procurement of batteries, the successful commercialization of the Company’s advanced rechargeable batteries, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in the Company’s business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 1A.
     As used in this Report, unless otherwise indicated the terms “Company” and “Ultralife” include the Company’s wholly-owned subsidiary, Ultralife Batteries (UK) Ltd.
ITEM 1. BUSINESS
General
     Ultralife Batteries, Inc. is a global provider of high-energy power systems for diverse applications. The Company develops, manufactures and markets a wide range of non-rechargeable and rechargeable batteries, charging systems and accessories for use in military, industrial and consumer portable electronic products. Through its portfolio of standard products and engineered solutions, Ultralife is at the forefront of providing the next generation of power systems. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available.
     The Company reports its results in three operating segments: Non-Rechargeable Batteries, Rechargeable Batteries, and Technology Contracts. The Non-Rechargeable Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries and battery chargers and accessories. The Technology Contracts segment includes revenues and related costs associated with various development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 10 in the Notes to Consolidated Financial Statements.)
     The Company evaluates various ways for it to grow, including opportunities to expand through mergers and acquisitions. In January 2006, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding shares of Able New Energy Co., Ltd., an established, profitable manufacturer of lithium batteries located in Shenzhen, China, for a combination of cash, common stock and stock warrants for a total value of approximately $4.2 million. The acquisition, which is subject to customary closing conditions and approval of the Chinese government, is expected to close in the second quarter of 2006, and will increase the Company’s product offering and provide additional exposure to new markets. (See Note 14 in the Notes to Consolidated Financial Statements.)
     The Company’s website address is www.ultralifebatteries.com. The Company makes available free of charge via a hyperlink on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company will provide this information upon written request to the attention of Peter F. Comerford, Secretary, Ultralife Batteries, Inc., 2000 Technology Parkway, Newark, New York, 14513. Information is also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Non-Rechargeable Batteries
     The Company manufactures and markets a family of lithium-manganese dioxide (Li-MnO2) non-rechargeable batteries including 9-volt, HiRate® cylindrical, and Thin Cell®, in addition to magnesium silver-chloride seawater-activated batteries. Applications of the Company’s 9-volt batteries include smoke alarms, wireless security systems and intensive care monitors, among many other devices. The Company’s HiRate and Thin Cell lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. The Company also manufactures seawater-activated batteries for specialty marine applications. The Company believes that the chemistry of lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company’s non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline, have sloping voltage profiles that result in decreasing power output during discharge. While the price for the Company’s lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of the Company’s lithium batteries allow longer operating time and less frequent battery replacements for the Company’s targeted applications.
     According to a 2004 report, World Primary Lithium Battery Markets, by Frost & Sullivan, lithium non-rechargeable batteries generated revenues of approximately $821 million in 2003 and are forecasted to reach over $1.2 billion in 2009.
     Revenues for this segment for the year ended December 31, 2005 were $58.5 million and segment contribution was $10.9 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2005 Consolidated Financial Statements and Notes thereto for additional information.
Rechargeable Batteries
     The Company believes that its range of lithium polymer and lithium ion rechargeable batteries offers substantial benefits, including the ability to design and produce lightweight batteries in a variety of custom sizes, shapes, and thickness. The Company markets lithium polymer and lithium ion rechargeable batteries comprised of cells manufactured by qualified cell manufacturers. Additionally, the Company is utilizing the rechargeable battery products it has developed for military applications to satisfy commercial customers seeking turnkey battery solutions and chargers.
     According to a 2005 report, Worldwide Market Update on NiMH, Li Ion and Polymer Batteries for Portable Applications and HEVS, by the Institute of Information Technology, Ltd., the global portable rechargeable batteries market was approximately $6.2 billion in 2004 and is expected to reach approximately $6.5 billion in 2006. The widespread use of a variety of portable consumer and commercial electronic products has increased demand. The Company believes its addressable market is approximately $1 billion.
     Revenues for this segment for the year ended December 31, 2005 were $10.1 million and segment contribution was $1.3 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2005 Consolidated Financial Statements and Notes thereto for additional information.
Technology Contracts
     On a continuing basis, the Company seeks to fund part of its efforts to identify and develop new applications for its products and to advance its technologies through contracts with both government agencies and third parties. The Company has been successful in obtaining awards for such programs for both rechargeable and non-rechargeable battery technologies.
     Revenues for this segment in the year ended December 31, 2005 were $1.9 million and segment contribution was $59,000. The Company continues to obtain contracts that are in parallel with its efforts to ultimately commercialize products that it develops. Revenues in this segment may vary widely each year, depending upon the quantity and size of contracts obtained. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2005 Consolidated Financial Statements and Notes thereto for additional information.

Corporate
     The Company allocates revenues and cost of sales across the above business segments. The balance of income and expense, including, but not limited to research and development expenses, selling, general and administrative expenses, and interest income and expense are reported as Corporate expenses.
     There were no revenues for this category in the year ended December 31, 2005 and corporate contribution was a loss of $15.2 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2005 Consolidated Financial Statements and Notes thereto for additional information.
History
     The Company was formed as a Delaware corporation in December 1990. In March 1991, the Company acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9-volt lithium-manganese dioxide non-rechargeable battery. During the initial 12 months of operation, the Company directed its efforts towards reactivating the Kodak manufacturing facility and performing extensive tests on the Kodak 9-volt battery. These tests demonstrated a need for design modifications, which, once completed, resulted in a battery with improved performance and shelf life. In December 1992, the Company completed its initial public offering and became listed on NASDAQ. In June 1994, the Company formed a subsidiary, Ultralife Batteries (UK) Ltd., which acquired certain assets of the Dowty Group PLC (“Dowty”). The Dowty acquisition provided the Company with a presence in Europe, manufacturing facilities for high-rate lithium and seawater-activated batteries and a team of highly skilled scientists with significant lithium battery technology expertise. Ultralife (UK) further expanded its operations through its acquisition of certain assets and technologies of Accumulatorenwerke Hoppecke Carl Zoellner & Sohn GmbH & Co. (“Hoppecke”) in July 1994. In December 1998, the Company announced a venture with PGT Energy Corporation (“PGT”), together with a group of investors, to produce lithium rechargeable batteries in Taiwan. During Fiscal 2000, the Company provided the venture, Ultralife Taiwan, Inc. (“UTI”), with proprietary technology and other consideration in exchange for approximately a 46% interest in the venture. Due to stock grants to certain UTI employees in Fiscal 2001, subsequent capital raising initiatives, and the Company’s disposition of a portion of its ownership interest in October 2002, the Company’s ownership interest in UTI was diluted. In June 2004, the Company wrote off its note receivable and the book value of its equity investment in UTI due to recent events that had caused increasing uncertainty in UTI’s financial viability. At December 31, 2005, the Company continued to hold a 9.2% ownership interest in UTI. Due to significant financial difficulties, UTI’s manufacturing activity is at a very low level and UTI is no longer manufacturing product for the Company.
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

     Comparison of Non-Rechargeable Battery Technologies

	Energy Density
	Watt-	Watt-			Operating
	hours per	hours per	Discharge	Shelf Life	Temperature
Technology	kilogram	liter	Profile	(years)	Range (°F)
9-Volt Configurations:
Carbon-zinc (1)	36	59	Sloping	1	20 to 130
Alkaline (1)	80	171	Sloping	5	0 to 130
Ultralife lithium-manganese dioxide (2)	262	406	Flat	10	-4 to 140

High-Rate Cylindrical: (3)
Alkaline (1)	88	223	Sloping	7	0 to 130
Lithium-sulfur dioxide (Li-SO2) (1)(4)	247	385	Flat	10	-76 to 160
Ultralife lithium-manganese
dioxide (Li-MnO2) (2)	270	600	Flat	10	-40 to 162

(1)	Data compiled from industry sources and sales literature of other battery manufacturers or derived therefrom by the Company.

(2)	Results of tests conducted by the Company.

(3)	Data for equivalent D-size cells.

(4)	The Company believes that these batteries are limited in application due to health, safety and environmental risks associated therewith.
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
     The Company’s non-rechargeable battery products are based predominantly on lithium-manganese dioxide technology. The Company believes that the chemistry of lithium batteries provides significant advantages over currently available non-rechargeable battery technologies, which include lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. The Company’s non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline, have sloping voltage profiles that result in decreasing power outage during discharge. While the price for the Company’s lithium batteries is generally higher than commercially available alkaline batteries produced by others, the Company believes that the increased energy per unit of weight and volume of its batteries will allow longer operating time and less frequent battery replacements for the Company’s targeted applications. As a result, the Company believes that its non-rechargeable batteries are price competitive with other battery technologies on a price per watt-hour basis.
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
     The Company currently markets its 9-volt lithium battery to OEM and consumer retail markets, including manufacturers of safety and security systems such as smoke alarms, medical devices and other electronic devices. Examples of applications for which the Company’s 9-volt lithium battery are currently sold include:

Safety and Security Equipment	Medical Devices	Specialty Devices
Smoke alarms	Bone growth stimulators	Electronic meters
Wireless alarm systems	Telemetry equipment	Parking meters
Tracking devices	Portable blood analyzers	Wireless audio devices
Transmitters/receivers	Ambulatory infusion pumps	Guitar pick-ups
     The Company currently sells its 9-volt battery to Kidde Safety, Invensys (Firex®), BRK Brands (First Alert®), Universal Security Instruments, Dicon Global, Sensotec, Uniline, Garvan, Homewatch, Hekatron and Wizmart for long-life smoke alarms; to Energizer, Philips Medical Systems, i-STAT Corp. and Orthofix for medical devices; and to ADT, Ademco, Interactive Technologies, Inc., and Internix (Japan) for security devices. Kidde Safety, Invensys (Firex®), BRK Brands (First Alert®), Universal Security Instruments, Dicon Global, Sensotec, Uniline, Garvan, Homewatch, Hekatron and Wizmart offer long life smoke alarms powered by the Company’s 9-volt lithium battery with a limited 10-year warranty. The Company also manufactures its 9-volt lithium battery under private label for Energizer, Telenot in Germany and Uniline in Sweden. Additionally, the Company sells its 9-volt battery to the broader consumer market by establishing relationships with national and regional retail chains such as Radio Shack, TrueValue Hardware (TruServ), Ace Hardware, Fred Meyer, Inc., Menards, Chase Pitkin, Lowe’s and a number of catalogs and Internet retailers.
     The Company’s 9-volt lithium battery market benefited as a result of a state law enacted in Oregon. The Oregon statute requires all battery-operated ionization-type smoke alarms sold in that state to include a 10-year battery. The Company believes that if similar legislation were to ultimately pass in any major state, and if other states were to follow suit, demand for the Company’s 9-volt batteries could increase significantly. The Company is also benefiting from local and national legislation passed in various U.S., European and Japanese locations, which requires the installation of smoke alarms. The passage of this type of legislation in other countries could also increase the demand for the Company’s 9-volt batteries.
     The Company believes that it manufactures the only standard size 9-volt battery warranted to last 10 years when used in ionization-type smoke alarms. Although designs exist using other battery configurations, such as using three 2/3A or 1/2AA-type battery cells, the Company believes its 9-volt solution is superior to these alternatives. The Company believes that its current manufacturing capacity is adequate to meet forecasted customer demand for its 9-volt battery products.
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
     The Company markets its line of high-rate lithium cells and batteries to the OEM market for industrial, military, medical, automotive telematics, commercial tracking (enabled through RFID technology) and search and rescue applications, among others. Significant industrial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Among the military uses are manpack radios, night vision goggles, chemical agent monitors, and thermal imaging equipment. Search and rescue applications include ELT’s (Emergency Location Transmitters) for aircraft and EPIRB’s (Emergency Position Indicating Radio Beacons) for ships.
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
     BA-5390 Batteries. The Company’s BA-5390 battery is an alternative for the Li-SO2 BA-5590 battery, the most widely used battery in the U.S. armed forces. The BA-5390 is a rectangular 15/30-volt lithium-manganese dioxide battery, which provides 50% to 100% more capacity (mission time) than the BA-5590, and is primarily used as the main power supply for the Army’s SINCGARS (Manpack) radios. Approximately 60 other military applications, such as the Javelin Medium Anti-Tank Weapon Command Unit, also use these batteries.
     BA-5347 Batteries. The Company’s BA-5347 battery is a rectangular 6-volt lithium-manganese dioxide battery, which is used in the AN/PAS-13 thermal weapon sight.
     1/2AA Batteries. The Company’s 1/2AA battery is a cylindrical 3-volt lithium-manganese dioxide battery, which is used in AN/AVS-9 fixed-wing aviator night vision goggles.
     Thin Cell Batteries. The Company currently manufactures a range of thin lithium-manganese dioxide non-rechargeable batteries under the Ultralife Thin Cell® brand. The Thin Cell batteries are flat, lightweight, flexible batteries that in certain configurations can be manufactured to conform to the shape of the particular application. The Company is currently offering two configurations of the Thin Cell battery, which range in capacity from 400 milliampere-hours to 1,500 milliampere-hours. The Company is currently marketing these batteries to OEMs for applications such as wearable medical devices, theft detection systems, and RFID devices.
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
Rechargeable Batteries
     In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Generally, discharge and recharge cycles can be repeated hundreds of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in number of cycles a battery can achieve until 80% of the battery’s initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride and lithium-ion and lithium-polymer-based batteries. Rechargeable batteries generally can be used in many non-rechargeable battery applications, as well as in applications such as portable computers and other electronics, cellular telephones, medical devices, wearable devices and many other consumer products.
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
     Lithium Ion Cells and Batteries. The Company offers a variety of lithium ion cells ranging in size from 3.8x34x50 mm to 10x34x50 mm and ranging in capacity from 600 mAh to 1,800 mAh. Additionally, the Company offers battery packs made from single and multiple lithium ion cells. The Company also offers an assortment of battery packs containing lithium ion cells including:
     UBI-2590 Batteries. The Company’s UBI-2590 battery is the lithium ion rechargeable version of the BA-5390 non-rechargeable battery, and can be used in many of the same military applications as the BA-5390. The Company is also marketing this battery, and a number of chargers, for use in military and commercial applications.
     LI-145 Batteries. The Company’s LI-145 battery, including a range of single and multi-bay chargers, was developed for the U.S. Army Land Warrior-Stryker program. This smart, SMBus compliant battery, which can be charged via a cable connection or through contacts on the top of the battery, has an ergonomic form factor and built-in state-of-charge indicator. The Company is also marketing this battery for use in commercial applications.
     LWC-L Batteries. The Company’s LWC-L battery is a commercial battery used in a variety of rugged scientific and wearable diagnostic devices.
     LI-7 Batteries. The Company’s LI-7 battery was originally developed for the U.S. Army Land Warrior program. It has a built-in state-of-charge indicator and can be charged via a cable connection or through contacts on the top of the battery. The battery is used in both military training systems and commercial applications.
     UBBL04 Batteries. The Company’s UBBL04 battery is a commercial battery used in portable electronics applications.
     UBBL07 Batteries. The Company’s UBBL07 battery is a commercial battery used in portable electronics, hand-held devices, medical equipment, unmanned vehicles and back-up power systems.
     Battery Charging Systems and Accessories. To provide its customers with complete power system solutions, the Company offers awide range of commercial and military battery charging systems and accessories.
     Lithium Polymer Cells and Batteries. The Company offers a variety of lithium polymer cells ranging in size from 3.2x20x30 mm to 3.6x106x102 mm and ranging in capacity from 120 mAh to 3,300 mAh. Additionally, the Company offers battery packs made from single and multiple lithium polymer cells.
Sales and Marketing
     The Company employs a staff of sales and marketing personnel in the U.S., England and Germany. The Company sells its current products directly to OEMs in the U.S. and abroad and has contractual arrangements with sales agents who market the Company’s products on a commission basis in particular areas. While OEM agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions.

     The Company also distributes its products through domestic and international distributors and retailers that purchase batteries from the Company for resale. The Company’s sales are generated primarily from customer purchase orders. The Company has several long-term contracts with the U.S. Government and companies within the automotive industry. These contracts do not commit the customers to specific purchase volumes, and they include fixed price agreements over various periods of time. The Company does not believe sales are seasonal, but it is possible the Company may experience seasonality in products sold to electronic markets.
     In 2005, sales to U.S. and non-U.S. customers were $50,178,000 and $20,323,000, respectively. (See Note 10 in the Notes to Consolidated Financial Statements.)
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
     The Company seeks to capture a significant market share for its products within its targeted OEM markets, which the Company believes, if successful, will result in increased product awareness and sales at the end-user or consumer level. The Company is also selling the 9-volt battery to the consumer market through retail distribution. Most military procurements are done directly by the specific government organizations requiring batteries, based on a competitive bidding process. For those military procurements that are not bid, the procurements are typically subject to an audit of the product’s underlying cost structure and associated profitability. Additionally, the Company is typically required to successfully meet contractual specifications and to pass various qualification testing for the batteries under contract by the military. An inability by the Company to pass these tests in a timely fashion could have a material adverse effect on the Company’s business, financial condition and results of operations. When a government contract is awarded, there is a government procedure that allows for companies to formally protest such award if they believe they were unjustly treated in the governments’ bid evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on the Company’s business, financial condition and results of operations.
     During 2005, the Company had one major customer for its military products, the U.S. Defense Department. In October 2004, purchasing responsibility for battery procurement was transferred from the U.S. Department of the Army-Communications and Electronics Command (CECOM) to Defense Logistics Agency (DLA). This customer comprised approximately 25% of the Company’s revenue in 2005, 56% in 2004, and 51% in 2003. The Company believes that the loss of this customer would have a material adverse effect on the Company. The Company believes that it has a good relationship with this customer.
     The Company has been successfully marketing its products to military organizations in the U.S. and other countries around the world. These efforts have recently resulted in some significant contracts for the Company. For example, in June 2002, the Company was awarded a five-year production contract by the U.S. Army/CECOM to provide three types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. The contract provides for order releases over a five-year period. The originally awarded contract had a maximum potential value of up to $32 million. In September 2005, the Company was awarded an increase, bringing the the total contract value up to $45 million. Combined, these batteries comprise what is called the Small Cell Lithium Manganese Dioxide Battery Group (Phase II) under CECOM’s Next Gen II acquisition strategy. A major objective of this acquisition is to maintain a domestic production base of a sufficient capacity to timely meet peacetime demands and have the ability to surge quickly to meet deployment demands. In December 2004, the Company was awarded 100% of the Next Gen II Phase IV battery production contracts by the U.S. Defense Department to provide five types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. Combined, these batteries comprise what is called the Rectangular Lithium Manganese Dioxide Battery Group. The Government awarded 60 percent to the Company’s U.S. operation and 40 percent to its U.K operation. The contract provides for order releases over a five-year period with a maximum potential value of up to $286 million. In January 2005, a competitor of the Company filed a protest with the U.S. Government of the Company’s award of the Next Gen II Phase IV contract with the U.S. military, and in April 2005 the protest was denied by the Government, allowing the Company to proceed with the qualification process for the batteries under this contract. In January 2006, the Company’s BA-5390A battery with State of Charge Indicator, one of the five battery types under this contract, passed the qualification process, allowing for future orders of this approved battery.

     At December 31, 2005, the Company’s backlog related to non-rechargeable battery orders was approximately $10.1 million. The majority of this backlog was related to orders that are expected to ship throughout 2006.
Rechargeable Batteries
     The Company has targeted sales of its lithium ion and lithium polymer rechargeable batteries and charging systems through OEM customers, as well as distributors and resellers focused on its target markets. The Company is currently seeking a number of design wins with OEMs, and believes that its design capabilities, product characteristics and solution integration will drive OEMs to incorporate the Company’s batteries into their product offerings, resulting in revenue growth opportunities for the Company.
     The Company continues to expand its marketing activities as part of its strategic plan to increase sales of its rechargeable batteries including military and communications applications, as well as hand-held devices, wearable devices and other electronic portable equipment. A key part of this expansion includes increasing its battery design and assembly operations as well as building its network of distributors and value added distributors throughout the world.
     At December 31, 2005, the Company’s backlog related to rechargeable battery orders was approximately $2.7 million .
Technology Contracts
     The Company has participated in various programs in which it performed contract research and development. These programs have incorporated a profit margin in their structure. The current strategy for the Company is to seek development projects that are in harmony with its process and product strategy. As an example, the Company was awarded a contract with General Dynamics in 2004 to develop portable non-rechargeable and rechargeable batteries and both vehicle and soldier chargers for the Land Warrior program. Although the Company reports technology contracts as a separate business segment, it does not actively market this segment as a revenue source but rather accepts technology contract business that supports and advances its overall battery business strategy.
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
     The Company holds 8 patents in the U.S. and foreign countries. The Company’s patents protect technology that makes automated production more cost-effective and protect important competitive features of the Company’s products. However, the Company does not consider its business to be dependent on patent protection.
     The Company’s research and development in support of its rechargeable battery technology and products is currently based, in part, on non-exclusive technology transfer agreements. The Company made an initial payment of $1.0 million in 1994 for such technology and is required to make royalty and other payments for products that incorporate the licensed technology of 8% of the fair market value of the royalty-bearing product. The license continues for the respective unexpired terms of the patent licenses, and continues in perpetuity with respect to other licensed technical information. However, the Company no longer utilizes this technology and has not paid any royalties since 2002.
     In 2003, the Company entered into an agreement with Saft Groupe S.A. to license certain tooling for BA-5390 battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2005 was $103,000. This agreement expires in the year 2017.
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
     The following are registered trademarks or trademarks of the Company: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife Polymer®, The New Power Generation®, LithiumPower®, SmartCircuit™, The Ultimate Power Source™, PowerBug™, and We Are Power™.
Manufacturing and Raw Materials
     The Company manufactures its products from raw materials and component parts that it purchases. The Company has ISO 9001:2000 certification for its battery manufacturing operations in both of its manufacturing facilities in Newark, New York and Abingdon, England.
Non-Rechargeable Batteries
     The Company’s Newark, New York facility has the capacity to produce in excess of nine million 9-volt batteries per year, approximately 14 million cylindrical cells per year, and approximately 500,000 thin cells per year. The manufacturing facility in Abingdon, England is capable of producing over one million cylindrical cells per year. This facility also manufactures seawater-activated batteries and assembles customized multi-cell battery packs. Capacity, however, is also related to individual operations and product mix changes can produce bottlenecks in individual operation, constraining overall capacity. The Company has acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and believes that it has sufficient capacity in these areas. The Company continually evaluates its requirements for additional capital equipment, and the Company believes that the planned increases in its current manufacturing capacity will be adequate to meet foreseeable customer demand. However, with unanticipated growth in demand for the Company’s products, demand could exceed capacity, which would require it to install additional capital equipment to meet these incremental needs, which in turn may require the Company to lease or contract additional space to accommodate needs.
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
     The total carrying value of the Company’s non-rechargeable battery inventory, including raw materials, work in process and finished goods, amounted to approximately $16.1 million as of December 31, 2005.
Rechargeable Batteries
     The Company believes that the raw materials and components utilized by the Company for its rechargeable batteries are readily available from many sources. Although the Company believes that alternative sources are available to supply materials that could replace materials it uses, any interruption in its supply from any supplier that serves currently as the Company’s sole source could delay product shipments and adversely affect the Company’s financial performance and relationships with its customers.
     The Company’s Newark, New York facility has the capacity to produce significant volumes of rechargeable batteries, as this segment generally assembles battery packs and chargers and is limited only by physical space and is not necessarily constrained by manufacturing equipment capacity.

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
     The total carrying value of the Company’s rechargeable battery inventory, including raw materials, work in process and finished goods, amounted to approximately $3.4 million as of December 31, 2005.
Research and Development
     The Company concentrates significant resources on research and development activities to improve upon its technological capabilities and to design new products for customers’ applications. The Company conducts its research and development in Newark, New York. During 2005, 2004 and 2003 the Company expended approximately $3.8 million, $2.6 million and $2.5 million, respectively, on research and development. The Company expects that research and development expenditures will be relatively consistent with the levels experienced in 2005, as new product development initiatives will drive the Company’s growth. As in the past, the Company will continue to seek to fund part of its research and development efforts based upon strategic demand for customer applications.
Cylindrical Cell Lithium Batteries
     In 2001, the Company planned to develop new cells and batteries for various military applications, utilizing technology developed through work on cell development, funded by the U.S. Government in early 2000. The Company has successfully grown revenues in this market since the product launch in late 2002, and continues to expand its military product portfolio. In 2004, after the successful launch of military batteries, the Company increased its development activities through the implementation of a Rapid Response Team, to enable it to quickly respond to customer development requests. This has led to a significant increase in the development of products used in commercial applications which led to additional revenues in 2005.
Rechargeable Batteries
     In 2003, the Company redirected its research and development efforts toward design optimization and customization of rechargeable products to customer specification, including products with a broad range of potential applications. During 2003, and increasingly in 2004 and 2005, the Company realigned its development resources to more expeditiously respond to custom development requests for battery solutions. In 2005, the rechargeable product portfolio continued to grow as the Company has determined the viability of commercializing certain rechargeable products.
Technology Contracts
     The U.S. Government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. In 2003, the Company was awarded the initial phase of a government-sponsored contract for battery charging systems. The Company successfully completed the contract during 2003. In December 2003, the Company was awarded a Small Business Innovative Research (SBIR) contract for the development of a polymer battery. The development phase of this contract was completed in mid-2004.
     In addition, the Company works to receive contracts with military contractors and commercial customers. For example, in February 2004, the Company announced that it received a development contract from General Dynamics valued at approximately $2.7 million. The contract is for lithium non-rechargeable and lithium ion rechargeable batteries, as well as vehicle and soldier-based chargers for the Land Warrior-Stryker Interoperable (LW-SI) program. In 2005, the Company received an added scope award of this project, increasing the total project to approximately $4.0 million. Additionally, purchase orders have been received for the products developed under this contract as the batteries have become commercialized. In 2005, the Company was awarded various development contracts, including the development of a rechargeable battery for a portable radio.

Battery Safety; Regulatory Matters; Environmental Considerations
     Certain of the materials utilized in the Company’s batteries may pose safety problems if improperly used. The Company has designed its batteries to minimize safety hazards both in manufacturing and use.
     The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO) and corresponding International Air Transport Association (IATA) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the U.S. by the Department of Transportation (DOT). These regulations are based on the UN Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. The Company currently ships its products pursuant to ICAO, IATA and DOT hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and additional regulations are expected to go into effect in 2006. The new regulations require companies to meet certain new testing, packaging, labeling and shipping specifications for safety reasons. The Company complies with all current U.S. and international regulations for the shipment of its products, and will comply with any new regulations that are imposed. The Company has established its own testing facilities to ensure that it complies with these regulations. If the Company were unable to comply with the new regulations, however, or if regulations are introduced that limit the Company’s ability to transport its products to customers in a cost-effective manner, this could have a material adverse effect on the Company’s business, financial condition and results of operations.
     The European Union’s RoHS (Restriction of Hazardous Substances) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the EU market after July 1, 2006 must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect the Company’s products, should any changes occur in the directive that would affect the Company’s products the Company will comply with any new regulations that are imposed.
     National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers of the Company that could adversely affect the demand for the Company’s products. There can be no assurance that additional or modified regulations relating to the storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. In 2005, the Company spent approximately $317,000 on environmental controls, including costs to properly dispose of potentially hazardous waste.
     Since non-rechargeable and rechargeable lithium battery chemistries react adversely with water and water vapor, certain of the Company’s manufacturing processes must be performed in a controlled environment with low relative humidity. Both of the Company’s facilities contain dry rooms as well as specialized air drying equipment.
Non-Rechargeable Batteries
     The Company’s non-rechargeable battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. In the past, the Company has experienced fires that have temporarily interrupted certain manufacturing operations. Most recently, in May 2004 and June 2004, the Company experienced two fires that damaged certain inventory and property at its facilities. The May 2004 fire occurred at the Company’s U.S. facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire occurred at the Company’s U.K. location and mainly caused damage to various inventory and the U.K. company’s leased facility. The fire was contained mainly in a bunkered, non-manufacturing area designed to store various material, and there was additional smoke and water damage to the facility and its contents. It is unknown how the U.K. fire was started. The fires caused relatively minor disruptions to the production operations, and had no impact on the Company’s ability to meet customer demand. The Company believes that it has adequate fire insurance, including business interruption insurance, to protect against fire losses in its facilities.
     The Company’s 9-volt battery is designed to conform to the dimensional and electrical standards of the American National Standards Institute, and the 9-volt battery and a range of 3-volt cells are recognized under the Underwriters Laboratories, Inc. Component Recognition Program.

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
Employees
     As of February 4, 2006, the Company employed a total of 592 permanent and temporary persons: 33 in research and development, 509 in production and 50 in sales, administration and management. Of the total, 525 are employed in the U.S. and 67 in Europe. None of the Company’s employees is represented by a labor union. The Company considers its employee relations to be satisfactory.
ITEM 1A. RISK FACTORS
Dependence on Continued Demand for the Company’s Existing Products
     A substantial portion of the Company’s business depends on the continued demand for products using our batteries sold by original equipment manufacturers (OEM). Therefore, the Company’s success depends significantly upon the success of those OEMs’ products in the marketplace. The Company sells much of its products through OEM supply agreements and contracts. While OEM agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions. The Company is subject to many risks beyond its control that influence the success or failure of a particular product manufactured by an OEM, including:
•	competition faced by the OEM in its particular industry,

•	market acceptance of the OEM’s product,

•	the engineering, sales, marketing and management capabilities of the OEM,

•	technical challenges unrelated to our technology or products faced by the OEM in developing its products, and

•	the financial and other resources of the OEM
     For instance, in the year ended December 31, 2005, 32% of the Company’s revenues were comprised of sales of its 9-volt batteries, and of this, approximately 21% pertained to sales to smoke alarm OEMs. In 2004, 22% of the Company’s revenues were comprised of sales of its 9-volt batteries, and of this, approximately 19% pertained to smoke alarm OEMs. If the retail demand for long-life smoke alarms decreases significantly, this could have a material adverse effect on the Company’s business, financial condition and results of operations.
Risks Relating to Growth and Expansion
     Rapid growth of the Company’s battery business could significantly strain management, operations and technical resources. If the Company is successful in obtaining rapid market growth of its batteries, the Company will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. For example, the large contracts recently received from the U.S. military for the Company’s batteries using cylindrical cells could strain the current capacity capabilities of the Company’s U.K. facility and require additional equipment and time to build a sufficient support infrastructure at that location. This demand could also create working capital issues for the Company, as it may need increased liquidity to fund purchases of raw materials and supplies. The Company cannot assure, however, that business will rapidly grow or that its efforts to expand manufacturing and quality control activities will be successful or that the Company will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.
     In addition to organic growth, the Company has recently adopted a strategy to grow its business through the acquisition of complementary businesses. The Company’s inability to acquire such businesses, or increased competition which could increase the Company’s acquisition costs, could impede the Company’s ability to close identified acquisitions, which could adversely affect the Company’s growth strategy and results of operations. In addition, the Company’s inability to improve the operating margins of businesses it acquires or operate such acquired businesses profitably or to effectively integrate the operations of those acquired businesses could also adversely affect the Company’s business and results of operations.
     The Company will also be required to continue to improve its operations, management and financial systems and controls. The failure to manage growth and expansion effectively could have an adverse effect on the Company’s business, financial condition, results of operations, and liquidity.
Risks Related to Government Contracts
     A significant portion of the Company’s business comes from sales of product to the U.S. military through various government contracts. These contracts are subject to procurement laws and regulations that lay out uniform policies and procedures for acquiring goods and services by the U.S. government. The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or disbarment from government contracting or subcontracting for a period of time.
     The Company has had certain “exigent”, non-bid contracts with the government which have been subject to an audit and final price adjustment which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2005, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (DCAA) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400,000 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. The Company has reviewed these audit reports, has submitted its response to these audits and believes, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While the Company believes that potential exposure exists relating to any final negotiation of these proposed adjustments, it cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on the Company’s business, financial condition and results of operations.
Dependence on U.S. Military Procurement of Batteries
     The Company will continue to develop both non-rechargeable and rechargeable battery products to meet the needs of the U.S. military forces. The Company remains confident in its abilities to compete successfully in solicitations for awards of contracts for these batteries, as well as meeting delivery schedules for orders released under contract. The receipt of an award, however, does not usually result in the immediate release of an order. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. government to purchase batteries manufactured by the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, the

Company is typically required to successfully meet contractual specifications and to pass various qualification testing for the batteries under contract by the military. An inability by the Company to pass these tests in a timely fashion could have a material adverse effect on the Company’s business, financial condition and results of operations. When a government contract is awarded, there is a government procedure that allows for companies to formally protest such award if they believe they were unjustly treated in the evaluation process. As a result of these protests, the government is precluded from progressing under these contracts until the protests are resolved. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on the Company’s business, financial condition and results of operations.
     In the years ended December 31, 2005, 2004 and 2003, approximately 45%, 65%, and 56%, respectively, of the Company’s revenues were comprised of sales of batteries made directly or indirectly to the U.S. military. If the demand for batteries from the U.S. military were to decrease significantly, this could have a material adverse effect on the Company’s business, financial condition and results of operations.
Concentration of Credit Risk
     The Company has one major customer, the U.S. Department of Defense, that comprised 25%, 56%, and 51% of the Company’s revenue in the years ended December 31, 2005, 2004, and 2003, respectively. There were no other customers that comprised greater than 10% of the total company revenues in those years.
     Currently, the Company does not experience significant seasonal trends in non-rechargeable battery revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The smoke detector OEM market segment comprised approximately 8% of total non-rechargeable revenues in 2005. Additionally, a lower demand from the U.S. and U.K. Governments could result in lower sales to military and government users.
     The Company generally does not distribute its products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. military have been substantial during 2005, the Company does not consider this customer to be a significant credit risk. The Company does not normally obtain collateral on trade accounts receivable.
Risks Related to Development of Rechargeable Battery Business
     Although the Company is involved with developing certain rechargeable cells and is in production of rechargeable batteries, it cannot assure that volume acceptance of its rechargeable products will occur due to the highly competitive nature of the business. There are many new company and technology entrants into the marketplace, and the Company must continually reassess the market segments in which its products can be successful and seek to engage customers in these segments that will adopt the Company’s products for use in their products. In addition, these companies must be successful with their products in their markets for the Company to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of disruptive technologies or failure of the Company’s customers in their markets could have a further adverse effect on the Company’s rechargeable battery business.
Risks Related to Product Warranty Claims
     The Company typically offers warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. The Company also offers a 10-year warranty on its 9-volt batteries that are used in ionization-type smoke alarms. The Company provides for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event the Company experiences a significant increase in warranty claims, there is no assurance that the Company’s reserves are sufficient. This could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
     National, state and local laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and/or of certain chemicals used in the manufacture of lithium batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at the present or former facilities or at facilities to which it has sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by customers that could have a material adverse effect on business, financial condition and results of operations. In addition, the U.S. Department of Transportation and certain international regulatory agencies that consider lithium to be a hazardous material regulate the transportation of lithium-ion batteries and batteries that contain lithium metal. The Company currently ships lithium batteries in accordance with regulations established by the U.S. Department of Transportation and other international regulatory agencies. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture the Company’s batteries or restricting disposal of batteries will not be imposed or how these regulations will affect the Company or its customers.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company, in conjunction with various environmental assessments of the property on which its Newark, New York facility is located, has submitted various work plans to the New York State Department of Environmental Conservation regarding further environmental testing and sampling in order to determine the scope of any additional remediation. The Company is awaiting the results of laboratory analysis. The ultimate resolution of this matter may result in the Company incurring additional costs.
Risks Related to Changes in Transportation Regulations
     The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO) and corresponding International Air Transport Association (IATA) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the U.S. by the Department of Transportation (DOT). These regulations are based on the UN Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. The Company currently ships its products pursuant to ICAO, IATA and DOT hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and additional regulations are expected to go into effect in 2006. The new regulations require companies to meet certain new testing, packaging, labeling and shipping specifications for safety reasons. The Company complies with all current U.S. and international regulations for the shipment of its products, and will comply with any new regulations that are imposed. The Company has established its own testing facilities to ensure that it complies with these regulations. If the Company were unable to comply with the new regulations, however, or if regulations are introduced that limit the Company’s ability to transport its products to customers in a cost-effective manner, this could have a material adverse effect on the Company’s business, financial condition and results of operations.
Limited Sources of Supply and Increases in Material Costs
     Certain materials used in the Company’s products are available only from a single or a limited number of suppliers. As such, some materials could become in short supply resulting in limited availability and/or increased costs. Additionally, the Company may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. Due to the Company’s involvement with supplying military batteries to the government, the Company could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide the Company with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on the Company’s financial results. Although the Company believes that alternative suppliers are available to supply materials that could replace materials currently used and that, if necessary, the Company would be able to redesign its products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on the business, financial condition and results of operations. Although the Company has experienced interruptions of product deliveries by sole source suppliers, these interruptions have not had a material adverse effect on the business, financial condition and results of operations. The Company cannot guarantee that it will not experience a material interruption of product deliveries from sole source suppliers. Additionally, the Company could face increasing pricing pressure from its suppliers dependent upon volume, due to rising costs by these suppliers that could be passed on to the Company in higher prices for its raw materials, which could have a material effect on the business, financial condition and results of operations.
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
Dependence on Key Personnel
     Because of the specialized, technical nature of the business, the Company is highly dependent on certain members of management, marketing, engineering and technical staff. The loss of these services or these members could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition to developing manufacturing capacity to produce high volumes of batteries, the Company must attract, recruit and retain a sizeable workforce of technically competent employees. The Company’s ability to pursue effectively its business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel, and the integration of such personnel obtained through business acquisitions. The Company cannot assure that it will be able to retain or recruit this type of personnel. An inability to hire sufficient numbers of people or to find people with the desired skills could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
     Many of the companies with which the Company competes have substantially greater resources than the Company, and some have the capacity and volume of business to be able to produce their products more efficiently than the Company at the present time. In addition, these companies are developing batteries using a variety of battery technologies and chemistries that are expected to compete with the Company’s technology. If these companies successfully market their batteries before, during or after the introduction of the Company’s products, there could be a material adverse effect on the Company’s business, financial condition and results of operations.
Inability to Insure Against Losses
     Because certain of the Company’s products are used in a variety of applications, including high risk scenarios, it may be exposed to liability claims if such a product fails to function properly. The Company maintains what it believes to be sufficient liability insurance coverage to protect against potential claims; however, there can be no assurance that the liability insurance will continue to be available, or that any such liability insurance would be sufficient to cover any claim or claims.
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
Risks Related to Limiting the Use of Net Operating Loss Carryforwards
     At December 31, 2005, the Company had approximately $82,418,000 of net operating loss carryforwards available to offset current and future taxable income. In addition, the Company reflected a net deferred tax asset of $23,729,000 on its Consolidated Balance Sheet associated with the future tax benefit it expects to receive related to its U.S. operations. The amount of the net deferred tax asset could be reduced if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. Achieving its business plan targets, particularly those relating to revenue and profitability, is integral to the Company’s assessment regarding the recoverability of its net deferred tax asset.
     The Company has determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during 2003 and again during 2005. As such, the domestic net operating loss carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000,000. This limitation did not have an impact on income taxes determined for 2005. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOLs that can be used by the Company.
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
     The Company has certain debt covenants that must be maintained. There is no assurance that the Company will be able to continue to meet these debt covenants in the future. If the Company defaults on any of its debt covenants and it is unable to renegotiate credit terms in order to comply with such covenants, this could have a material adverse effect on the Company’s business, financial condition and results of operations. On November 1, 2005, the Company amended its $25,000,000 credit facility to change the financial metrics that must be met to remain in compliance with the debt covenants for the third and fourth quarters of 2005 and thereafter, to accommodate the Company’s revised financial outlook. As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company is continuing to classify all of the debt associated with this credit facility as a current liability on its balance sheet. While the Company believes relations with its lenders are good and has received waivers as necessary in the past, there can be no assurance that such waivers will always be obtained. In such case, the Company believes it has, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course. If the Company is unable to achieve its plans or unforeseen events occur, the Company may need to implement alternative plans to provide it with sufficient levels of liquidity and working capital. While the Company believes it could complete its original plans or alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.
Risks Related to Company’s Relationship with Ultralife Taiwan, Inc.
      In June 2004, the Company recorded a $3,951,000 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401,000 note receivable from UTI, including accrued interest, and the book value of its $1,550,000 equity investment in UTI. The Company decided to record this charge due to events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company determined that its investment had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is remote. The Company continues to hold a 9.2% equity interest in UTI. UTI is no longer supplying products to the Company and the Company has established alternate sources of supply.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company occupies under a lease/purchase agreement approximately 250,000 square feet in two facilities located in Newark, New York. The Company leases approximately 35,000 square feet in a facility based in Abingdon, England. At both locations, the Company maintains administrative offices, manufacturing and production facilities, an engineering department and a machine shop. At present, all of the Company’s research and development efforts and its rechargeable manufacturing and assembly operations are conducted at its Newark, New York facility. The Company’s corporate headquarters are located in the Newark facility. The Company believes that its facilities are adequate and suitable for its current manufacturing needs. However, the Company may require additional manufacturing space in the event it continues to grow. The Company entered into a lease/purchase agreement with the local county authority in February 1998 with respect to its 110,000 square foot manufacturing facility in Newark, New York which provides more favorable terms and reduces the expense for the lease of the facility. The lease also includes an adjacent building to the Company’s manufacturing facility estimated to encompass approximately 140,000 square feet and approximately 65 acres of property. Pursuant to the lease, the Company delivered a down payment in the amount of $440,000 and paid the local governmental authority annual installments in the amount of $50,000 through December 2001 decreasing to approximately $30,000 annually for the periods commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, the Company is required to purchase its facility for the purchase price of one dollar.
     The Company leases a facility in Abingdon, England. The term of the lease was extended and continues until March 24, 2013. It currently has an annual rent of approximately $280,000 and is subject to review every five years based on current real estate market conditions. The next five-year review is scheduled for March 2009.
     On occasion, the Company rents additional warehouse space to store inventory and impaired equipment.

ITEM 3. LEGAL PROCEEDINGS
     The Company is subject to legal proceedings and claims, which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230,000. Through December 31, 2005, total costs incurred have amounted to approximately $100,000, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. The Company has received the laboratory analysis and will be meeting with the NYSDEC in early March 2006 to discuss the results. Due to the additional sampling requested by the NYSDEC, the Company’s outside environmental consulting firm has estimated that the final cost to the Company to remediate the requested area will be approximately $28,000, based on the submitted work plan. The ultimate resolution of this matter may result in further additional costs to be incurred. At December 31, 2005 and December 31, 2004, the Company had $38,000 and $66,000, respectively, reserved for this matter.
     A retail end-user of a product manufactured by one of Ultralife’s customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife assured the Customer that it will honor its warranty by replacing any batteries that may be determined to be defective. Subsequently, the Company learned that the end-user and the Customer settled the matter. In February 2005, Ultralife and the Customer entered into a settlement agreement. Under the terms of the agreement, Ultralife has agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under the Company’s standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released Ultralife from any and all liability with respect to this matter. Consequently, the Company does not anticipate any further expenses with regard to this matter other than its obligations under the settlement agreement. The Company’s warranty reserve as of December 31, 2005 includes an accrual related to anticipated replacements under this agreement. Further, the Company does not expect the ongoing terms of the settlement agreement to have a material impact on the Company’s operations or financial condition.
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
     The following table sets forth the quarterly high and low closing sales prices of the Company’s Common Stock during 2004 and 2005:

	Closing Sales Prices
	High	Low
2004:
Quarter ended March 27, 2004	$23.43	$13.25
Quarter ended June 26, 2004	24.00	17.81
Quarter ended September 25, 2004	22.38	11.84
Quarter ended December 31, 2004	20.13	9.80

2005:
Quarter ended April 2, 2005	$19.05	$16.46
Quarter ended July 2, 2005	17.88	15.00
Quarter ended October 1, 2005	17.07	10.06
Quarter ended December 31, 2005	13.28	11.60
     During the period from January 1, 2006 through February 28, 2006, the high and low closing sales prices of the Company’s Common Stock were $13.67 and $10.41, respectively.
Holders
     As of December 31, 2005, there were 443 registered holders of record of the Company’s Common Stock. Based upon information from the Company’s stock transfer agent, management of the Company estimates that there are more than 11,000 beneficial holders of the Company’s Common Stock.
     On July 20, 2001, the Company completed a $6.8 million private placement of 1,090,000 shares of its common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants is $6.25 per share and the warrants have a five-year term. At December 31, 2005, there were 86,635 warrants outstanding. The Company relied on the exemption provided by Rule 506 of Regulation D in connection with the unregistered private placement of its common stock in connection with the shares issued pursuant to the Share Purchase Agreement. The Company did not engage in any general solicitation, sold shares only to “accredited investors” and sold shares primarily to purchasers who were existing shareholders of the Company.
     On June 4, 2003, the Company issued 125,000 shares of its common stock to an accredited investor upon conversion of a three-month $500,000 note issued on March 4, 2003 to raise funds to meet the Company’s short-term working capital needs. The note and shares were each issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
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
Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,516,906	$10.67	72,351

Equity compensation plans not approved by security holders	0	0	0

Total	1,516,906	$10.67	72,351
     See Note 7 in Notes to Consolidated Financial Statements for additional information.

Item 6. Selected Financial Data
Effective December 31, 2002, the Company changed its fiscal year-end from June 30 to December 31. The financial results presented in this table include results from the last three calendar years ended December 31, 2005, 2004 and 2003; the six-month transition period ended December 31, 2002; and the fiscal years ended June 30, 2002 and 2001.
SELECTED FINANCIAL DATA
(Dollars In Thousands, Except Per Share Amounts)

	Year Ended			Six Months Ended
	December 31,			December 31,	Year Ended June 30,
	2005	2004	2003	2002	2002	2001
Statement of Operations Data:
Revenues	$70,501	$98,182	$79,450	$15,599	$32,515	$24,163
Cost of products sold	58,243	77,880	62,354	14,707	31,168	27,696

Gross margin	12,258	20,302	17,096	892	1,347	(3,533)

Research and development expenses	3,751	2,633	2,505	1,106	4,291	3,424
Selling, general and administrative expenses	11,409	10,771	8,610	3,441	7,949	8,009
Impairment of long lived assets	—	1,803	—	—	14,318	—

Total operating and other expenses	15,160	15,207	11,115	4,547	26,558	11,433

Operating income (loss)	(2,902)	5,095	5,981	(3,655)	(25,211)	(14,966)

Interest (expense)/income, net	(636)	(482)	(520)	(151)	(291)	166
Gain on fires	—	214	—	—	—	—
Equity (loss)/earnings in UTI	—	—	—	(1,273)	(954)	(2,338)
Gain on sale of UTI stock	—	—	—	1,459	—	—
Write-off of UTI investment and note receivable	—	(3,951)	—	—	—	—
Gain from forgiveness of debt/grant	—	—	781	—	—	—
Other income (expense), net	(318)	352	311	508	320	(124)

Income/(loss) before income taxes	(3,856)	1,228	6,553	(3,112)	(26,136)	(17,262)

Income tax provision-current	3	32	106	—	—	—
Income tax provision/(benefit)-deferred	486	(21,136)	—	—	—	—

Total income taxes	489	(21,104)	106	—	—	—

Net (loss) income	$(4,345)	$22,332	$6,447	$(3,112)	$(26,136)	$(17,262)

Net (loss) income per share-basic	$(0.30)	$1.59	$0.49	$(0.24)	$(2.11)	$(1.55)

Net (loss) income per share-diluted	$(0.30)	$1.48	$0.46	$(0.24)	$(2.11)	$(1.55)

Weighted average shares outstanding-basic	14,551,000	14,087,000	13,132,000	12,958,000	12,407,000	11,141,000

Weighted average shares outstanding-diluted	14,551,000	15,074,000	13,917,000	12,958,000	12,407,000	11,141,000

	December 31,				June 30,
	2005	2004	2003	2002	2002	2001
Balance Sheet Data:
Cash and available-for-sale securities	$3,214	$11,529	$882	$1,374	$2,219	$3,607
Working capital	$20,979	$30,645	$14,702	$7,211	$4,950	$6,821
Total assets	$80,757	$81,134	$52,352	$31,374	$34,321	$47,203
Total long-term debt and capital lease obligations	$25	$7,215	$68	$1,987	$103	$2,648
Stockholders’ equity	$62,107	$63,625	$34,430	$22,243	$25,422	$37,453

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollars in thousands, except per share amounts)
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company’s products and services, addressing the process of U.S. military procurement of batteries, the successful commercialization of the Company’s advanced rechargeable batteries, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in the Company’s business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 1A.
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
     The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of dollars, except per share amounts.
General
     Ultralife Batteries, Inc. is a global provider of high-energy power systems for diverse applications. The Company develops, manufactures and markets a wide range of non-rechargeable and rechargeable batteries, charging systems and accessories for use in military, industrial and consumer portable electronic products. Through its portfolio of standard products and engineered solutions, Ultralife is at the forefront of providing the next generation of power systems. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available.
     The Company reports its results in three operating segments: Non-Rechargeable Batteries, Rechargeable Batteries, and Technology Contracts. The Non-Rechargeable Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries and battery chargers and accessories. The Technology Contracts segment includes revenues and related costs associated with various development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 10 in the Notes to Consolidated Financial Statements.)
     The Company evaluates various ways for it to grow, including opportunities to expand through mergers and acquisitions. In January 2006, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding shares of Able New Energy Co., Ltd., an established, profitable manufacturer of lithium batteries located in Shenzhen, China, for a combination of cash, common stock and stock warrants for a total value of approximately $4,200. The acquisition, which is subject to customary closing conditions and approval of the Chinese government, is expected to close in the second quarter of 2006, and will increase the Company’s product offering and provide additional exposure to new markets.
     Currently, the Company does not experience significant seasonal trends in non-rechargeable battery revenues and does not have enough sales history on the rechargeable batteries to determine if there is seasonality.
     Subsequent to the Company’s fourth quarter earnings release dated February 9, 2006, the Company reclassified certain assets and liabilities related to its deferred tax assets and liabilities as of December 31, 2005. As a result, the Company’s Consolidated Balance Sheet as of December 31, 2005 has been adjusted accordingly, resulting in a decrease of $930 in Total Assets and a corresponding decrease in Total Liabilities. The Consolidated Statement of Operations was not impacted by this adjustment.

Results of Operations
Twelve Months Ended December 31, 2005 Compared With the Twelve Months Ended December 31, 2004

	12 Months Ended		Increase /
	12/31/2005	12/31/2004	(Decrease)

Revenues	$70,501	$98,182	$(27,681)
Cost of products sold	58,243	77,880	(19,637)

Gross margin	12,258	20,302	(8,044)
Operating and other expenses	15,160	15,207	(47)

Operating (loss) income	(2,902)	5,095	(7,997)
Other (expense) income, net	(954)	(3,867)	2,913

Income before taxes	(3,856)	1,228	(5,084)
Income tax provision/(benefit)	489	(21,104)	21,593

Net (loss)/income	$(4,345)	$22,332	$(26,677)

Net (loss)/income per share — basic	$(0.30)	$1.59	$(1.89)

Net (loss)/income per share — diluted	$(0.30)	$1.48	$(1.78)

Weighted average shares outstanding-basic	14,551,000	14,087,000	464,000

Weighted average shares outstanding-diluted	14,551,000	15,074,000	(523,000)

     Revenues. Total revenues of the Company for the twelve months ended December 31, 2005 amounted to $70,501, a decrease of $27,681, or 28% from the $98,182 reported for the twelve months ended December 31, 2004.
     Non-Rechargeable battery sales declined $29,390 year over year. Within the non-rechargeable segment, large cylindrical battery sales declined $41,336 primarily as a result of lower shipments of BA-5390 batteries, related to a transition of battery procurement responsibility within the military from the U.S. Department of the Army-Communications and Electronics Command (CECOM) to the Defense Logistics Agency (DLA) resulting in significantly fewer orders in 2005. Offsetting the decline in BA-5390 shipments were higher sales of various other large cylindrical products, small cylindrical products and 9-volt batteries.
     Rechargeable revenues rose $1,996, or 25%, from $8,071 to $10,067, due to higher shipments of rechargeable battery packs and charger systems, offset in part by a decrease in shipments of the Company’s digital camera battery.
     Technology contract revenues decreased $287, or 13% to $1,925 for the year ended December 31, 2005, mainly attributable to the timing of work of the Company’s development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold decreased $19,637 from $77,880 for the year ended December 31, 2004 to $58,243 for the year ended December 31, 2005 as a result of the decrease in sales volume. Consolidated cost of products sold as a percentage of total revenue increased from 79% for the twelve months ended December 31, 2004 to 83% for the year ended December 31, 2005. Consolidated gross margins were 17% for the year ended December 31, 2005, compared with 21% for the year ended December 31, 2004, mainly attributable to lower large cylindrical production volumes and shipments that resulted in higher unabsorbed overhead costs.
     In the Non-Rechargeable battery segment, the cost of batteries sold decreased $19,782, from $67,408 in the year ended December 31, 2004 to $47,626 in 2005, mainly related to the decrease in BA-5390 production volumes and shipments, offset in part by improvements in manufacturing efficiencies at the Company’s UK facility. As a percent of total non-rechargeable battery sales, the cost of non-rechargeable products sold for the year ended December 31, 2005 was 81%, an increase over the 77% reported for the year ended December 31, 2004. The corresponding non-rechargeable gross margins were 19% in 2005 and 23% in 2004.
     In the Rechargeable battery segment, the cost of products sold increased $98, from $8,653 in 2004 to $8,751 in 2005. While rechargeable product sales rose 25%, the costs of products sold rose by only 1%, attributable to a more favorable sales mix, including the introduction of higher margin battery charging systems and accessories in 2005, a decline in shipments of the Company’s low margin digital camera battery, and lower depreciation expense and lease costs related to the asset impairment charge taken in December 2004. Rechargeable gross margins for 2005 were $1,316, or 13%, an increase of $1,898 over the 2004 loss of $582.
     Technology contract cost of sales increased $47, from $1,819 for the year ended December 31, 2004, to $1,866 in 2005. While revenues decreased in this segment, cost of sales increased due to varying margins realized under different technology contracts. Technology contracts cost of sales as a percentage of revenue was 97% for the year ended December 31, 2005, compared with 82% for the year ended December 31, 2004, primarily due to adjustments in estimated gross margins of the Company’s contract with General Dynamics as the project transitions from development to production.
     Operating and Other Expenses. Total operating expenses decreased $47, from $15,207 for the year ended December 31, 2004 to $15,160 for the year ended December 31, 2005. In December 2004, the Company recorded an impairment charge of $1,803 related to certain polymer rechargeable manufacturing assets based on the determination that these assets would no longer be utilized, resulting from a strategic decision to no longer manufacture polymer rechargeable cells. Excluding the impairment charge in 2004, operating and other expenses increased 13%, or $1,756. Higher R&D costs accounted for $1,118 of this increase, mainly due to additional resources committed to new product development. In addition to the R&D line shown in Operating Expenses, the Company also considers its efforts in the Technology Contracts segment to be related to key battery development efforts. Operating and other expenses as a percentage of revenue rose to 22% in 2005 compared with 14% in 2004, excluding the impairment charge, mainly due to the lower revenue base and the Company’s commitment to new product development. As quarterly revenues from the military market have declined recently from high levels in the first half of 2004, the Company is committed to continuing to develop other areas of the business, particularly in commercial markets such as search and rescue, automotive telematics, and medical, where sales and development of new products are growing. While the Company monitors its costs closely in conjunction with the recent decline in revenues, it remains committed to ensuring that sufficient resources are in place to support the additional growth it expects in the near future. In September 2005, the Company initiated certain measures to reduce costs and improve efficiencies. The Company took actions to reduce costs in order to lower the go-forward breakeven operating margin. The actions taken in the third quarter of 2005 involved certain personnel reductions and tighter spending controls, and severance costs were not material.
     Selling, general and administrative expenses increased $638, or 6%, from $10,771 in 2004 to $11,409 in 2005. This increase resulted primarily from an increase in general and administrative expenses, due to higher audit, consulting and other professional fees, including compliance with the Sarbanes-Oxley Act.
     Other Income (Expense). Interest expense (net) increased $154, from $482 for the year ended December 31, 2004 to $636 for the year ended December 31, 2005. This change was primarily a result of higher financing fees associated with higher outstanding debt balances.
     In 2004, the Company experienced two separate fires in its manufacturing plants – one in the U.S. and one in the U.K. As a result of the insurance recovery related to these fires, the Company recorded a $214 gain on fixed asset replacements for the year ended December 31, 2004 that did not recur in 2005. (See Note 12 in the Notes to Consolidated Financial Statements.)
     In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI. The Company decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company determined that its investment had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is remote. The Company continues to hold a 9.2% equity interest in UTI, although the Company believes that UTI has ceased its manufacturing operations. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI is no longer manufacturing product for the Company, and the Company has taken steps to establish alternate sources of supply.
     Miscellaneous income, primarily consisting of foreign exchange transaction gains and losses, decreased $670 to a loss of $318 for the year ended December 31, 2005, from a gain of $352 for the year ended December 31, 2004, mainly related to losses on foreign currency translations, resulting from the Company’s U.S. dollar-denominated intercompany loan arrangement with the Company’s U.K. subsidiary, as the dollar strengthened against the British pound sterling.

     Income Taxes. The Company reflected a tax provision of $489 for the twelve month period ended December 31, 2005 compared with a benefit of $21,104 in the same period of 2004. Included in the 2005 provision is a $1,465 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a reduction to the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change will result in a reduction in the Company’s New York State effective tax rate from approximately 2.46% to 0.03%. Excluding the New York State tax provision, the 2005 benefit related mainly from the year-to-date loss before income taxes for U.S operations.
     In 2004, the Company recorded a $21,136 deferred income tax credit at the end of 2004 as a result of the Company’s recognition of a deferred tax asset arising from the Company’s conclusion that it is more likely than not that it will be able to utilize the U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years, though no sales have been recognized to date under this contract. The amount of the net deferred tax assets is considered realizable; however, such amount could be reduced or eliminated in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. The Company had significant NOLs related to past years’ cumulative losses, and as a result it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. The Company recorded $32 as a current tax provision for the year ended December 31, 2004. (See Note 8 for additional information.)
     Net Loss. Net loss was $4,345, or $0.30 per basic and diluted common share, for the year ended December 31, 2005 compared with net income of $22,332, or $1.48 per diluted common share, for the year ended December 31, 2004, primarily as a result of a decline in revenues and the recognition of a deferred tax asset in 2004 that did not reoccur in 2005. Average common shares outstanding used to compute basic earnings per share increased from 14,087,000 in 2004 to 14,551,000 in 2005, mainly due to stock option exercises in 2005. The impact from “in the money” stock options and warrants resulted in an additional 987,000 shares for the average diluted shares outstanding computation in 2004. There was no similar dilutive impact for 2005’s results due to the Company’s reported loss, which would have resulted in an anti-dilutive impact.
Twelve Months Ended December 31, 2004 Compared With the Twelve Months Ended December 31, 2003

	12 Months Ended		Increase /
	12/31/2004	12/31/2003	(Decrease)

Revenues	$98,182	$79,450	$18,732
Cost of products sold	77,880	62,354	15,526

Gross margin	20,302	17,096	3,206
Operating and other expenses	15,207	11,115	4,092

Operating income	5,095	5,981	(886)
Other (expense) income, net	(3,867)	572	(4,439)

Income before taxes	1,228	6,553	(5,325)
Income tax (benefit)/provision	(21,104)	106	(21,210)

Net income	$22,332	$6,447	$15,885

Net income per share — basic	$1.59	$0.49	$1.10

Net income per share — diluted	$1.48	$0.46	$1.02

Weighted average shares outstanding-basic	14,087,000	13,132,000	955,000

Weighted average shares outstanding-diluted	15,074,000	13,917,000	1,157,000

     Revenues. Total revenues of the Company for the twelve months ended December 31, 2004, increased $18,732, or 24% to $98,182 over the twelve months ended December 31, 2003. Non-Rechargeable batteries accounted for $10,829 of this change, increasing from $77,070 for the twelve months ended December 31, 2003 to $87,899 for the same twelve month period in 2004, mainly due to strong sales of HiRate batteries related to increased demand for the Company’s large cylindrical BA-5390 battery sold to military customers. Rechargeable battery sales increased $6,543, or 428%, from $1,528 in 2003 to $8,071 in 2004, primarily due to increased product offerings, including sales of a new digital camera battery and the rechargeable version of the BA-5390 as well as battery charging units and cables. Technology contract revenues increased $1,360, or 160% to $2,212 for the year ended December 31, 2004, resulting from a development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold increased $15,526 to $77,880 for the year ended December 31, 2004 as a result of the increased volume of products sold. Consolidated cost of products sold as a percentage of total revenue increased slightly from 78% for the twelve months ended December 31, 2003 to 79% for the year ended December 31, 2004. Consolidated gross margins were 21% for the year ended December 31, 2004, compared with 22% for year ended December 31, 2003.
     In the Non-Rechargeable battery segment, the cost of batteries sold increased $8,237, from $59,171 in the year ended December 31, 2003 to $67,408 in 2004, mainly related to increased sales volume. As a percent of total non-rechargeable battery sales, the cost of non-rechargeable products sold for the year ended December 31, 2004 was 77%, consistent with the year ended December 31, 2003. The corresponding non-rechargeable gross margins were 23% in both 2003 and 2004. While revenues increased, the Company did not benefit from leveraging its overhead costs due to the uncertainty with military order activity in the second half of the year. When it became clear that orders were not forthcoming from the military in the near-term due to a shift in battery procurement responsibility within the U.S. military, the Company took action to reduce its direct labor force, but also maintained its indirect labor force since it expected that the order delay was temporary.
     In the Rechargeable battery segment, the cost of products sold increased $5,904, from $2,749 in 2003 to $8,653 in 2004. While rechargeable product sales rose 428%, the costs of products sold rose by only half of that, or 215%. Rechargeable gross margins for 2004 were a loss of $582 compared with a loss of $1,221 in the prior year. The margins on incremental sales were modest, mainly due to a higher volume of low-margin sales of product manufactured and distributed in Asia to the end customer.
     Technology contract cost of sales increased $1,385, or 319%, from $434 for the year ended December 31, 2003 to $1,819 for the year ended December 31, 2004, as a result of the increase in revenues. Technology contracts cost of sales as a percentage of revenue was 82% for the year ended December 31, 2004, compared with 51% for the year ended December 31, 2003, primarily due to differences in gross margins of current year contracts compared with prior year contracts.
     Operating and Other Expenses. Total operating expenses increased 37%, or $4,092, to $15,207 for the year ended December 31, 2004 up from $11,115 for the year ended December 31, 2003. In December 2004, the Company recorded an impairment charge of $1,803 related to certain polymer rechargeable manufacturing assets based on the determination that these assets would no longer be utilized, resulting from a strategic decision to no longer manufacture polymer rechargeable cells. Of the total impairment charge, $664 related to the net book value of the Company’s own assets and $1,139 related to the present value of remaining payments for leased assets. Excluding the impairment charge, operating and other expenses as a percentage of revenue remained consistent at 14% in 2004 and 2003. Research and development costs increased to $2,633 for the year ended December 31, 2004 as compared to $2,505 for the year ended December 31, 2003. The increase is largely attributable to an increased investment in new product development as the level of interest for the Company’s engineering capabilities has risen significantly.
     Selling, general and administrative expenses increased $2,161, or 25%, from $8,610 in 2003 to $10,771 in 2004. Selling and marketing expenses increased $679, or 21%, as added investments were made relating to additional customer service and sales support needed to keep pace with the rapid sales growth. General and administrative expenses increased $1,482, or 27%, due to higher personnel-related costs, and insurance and professional fees, including compliance with the Sarbanes-Oxley Act.
     Other Income (Expense). Interest expense (net) decreased $38, from $520 for the year ended December 31, 2003 to $482 for the year ended December 31, 2004. This change was a result of lower revolving loan balances in 2004 and higher interest income resulting from higher investment balances.
     In 2004, the Company experienced two separate fires in its manufacturing plants – one in the U.S. and one in the U.K. As a result of the insurance recovery related to these fires, the Company recorded a $214 gain on fixed asset replacements for the year ended December 31, 2004. (See Note 12 in the Notes to Consolidated Financial Statements.)

     In 2003, a $781 gain from the forgiveness of debt/grant was recorded during the third quarter as the Company fulfilled its obligation to increase employment levels under a government-sponsored loan.
     In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI. The Company decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company determined that its investment had an other than temporary decline in fair value and the Company believed that the probability of being reimbursed for the note receivable was remote. The Company continued to hold a 9.2% equity interest in UTI, and was working with UTI to help it through its financial difficulties in an effort to ensure a satisfactory outcome for all parties involved. The Company did not believe the write-off posed a risk to its current operations or future growth prospects because UTI continued to manufacture product for it, and the Company took steps to establish alternate sources of supply.
     Miscellaneous income, primarily consisting of foreign exchange transaction gains and losses, increased $41 to $352 for the year ended December 31, 2004 from $311 for the year ended December 31, 2003, mainly related to the exchange gain on a U.S. dollar-denominated intercompany loan arrangement with the Company’s U.K. subsidiary, as the dollar weakened against the British pound sterling.
     Income Taxes. The Company recorded a $21,136 deferred income tax credit at the end of 2004 as a result of the Company’s recognition of a deferred tax asset arising from the Company’s conclusion that it is more likely than not that it will be able to utilize the U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years, though no sales have been recognized to date under this contract. The amount of the net deferred tax assets is considered realizable; however, such amount could be reduced or eliminated in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. The Company had significant NOLs related to past years’ cumulative losses, and as a result it is subject to a U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. The Company recorded $32 as a current tax provision for the year ended December 31, 2004. (See Note 8 for additional information.)
     Net Income. Net income was $22,332, or $1.48 per diluted common share, for the year ended December 31, 2004 compared with $6,447, or $0.46 per diluted common share, for the year ended December 31, 2003, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 13,132,000 in 2003 to 14,087,000 in 2004 mainly due to stock option exercises in 2004. The impact from “in the money” stock options and warrants resulted in an additional 987,000 shares for the average diluted shares outstanding computation in 2004.
Liquidity and Capital Resources
Cash Flows and General Business Matters
     As of December 31, 2005, cash and cash equivalents totaled $3,214. During the twelve months ended December 31, 2005, the Company used $5,587 of cash from operating activities as compared to generating $10,875 of cash for the twelve months ended December 31, 2004. The cash used during 2005 was mainly attributable to the reported net loss as well as increases in inventory levels primarily related to a buildup of BA-5390 batteries in anticipation for orders expected to be received during 2005 from the U.S. military. The cash generated during 2004 was attributable primarily to positive results. Net changes in operating assets and liabilities in 2005 resulted in a usage of cash, mainly as inventory balances rose $5,508 in anticipation of BA-5390 orders from the U.S. military, as well as an increase in raw materials held on behalf of the military for a surge demand. Higher balances in accounts receivable were generally offset by increases in accounts payable, related to the timing of collections and payments. In 2005, the Company used $2,284 of cash in investing activities, $3,309 of which was used to purchase fixed assets, offset by a cash inflow from the sale of $1,000 in investment securities. During 2005, the Company generated $663 in funds from financing activities. The financing activities included inflows of $2,488 from stock option exercises, offset by principal payments on the Company’s term loan and capital lease of $2,020.

     Inventory turnover for the year ended December 31, 2005 averaged 3.4 turns compared to 5.6 turns for 2004. The decline in this metric is mainly due to the timing of production and shipments, including the impact from a decision to continue to manufacture and build inventory during 2005 in anticipation of orders for BA-5390 batteries. The Company expects this metric to improve during 2006 as orders from the U.S. military are fulfilled for BA-5390’s in the first half of the year. The Company’s Days Sales Outstanding (DSOs) was an average of 45 days for 2005, improving slightly from the 2004 average of 46 days.
     The Company’s order backlog at December 31, 2005 was approximately $13,000, of which approximately $6,000 related to orders from the U.S. military, which are expected to ship throughout 2006.
     As of December 31, 2005, the Company had made commitments to purchase approximately $295 of production machinery and equipment, which it expects to fund through operating cash flows.
     In October 2005, the Company received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead time and increase manufacturing efficiency to boost production surge capability of the Company’s BA-5390/U battery during contingency operations. Under the contract, the Company also will purchase and pre-position critical long lead-time materials and subassemblies. In January 2006, the Company received approximately $1,000 for completing its first milestone under the contract, primarily related to reimbursement for raw material inventory.
     The Company has had certain “exigent”, non-bid contracts with the government which have been subject to an audit and final price adjustment which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2005, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (DCAA) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. The Company has reviewed these audit reports, has submitted its response to these audits and believes, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While the Company believes that potential exposure exists relating to any final negotiation of these proposed adjustments, it cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on the Company’s business, financial condition and results of operations.
     In January 2006, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding shares of Able New Energy Co., Ltd., an established, profitable manufacturer of lithium batteries located in Shenzhen, China, for a combination of cash, common stock and stock warrants for a total value of approximately $4,200. The acquisition, which is subject to customary closing conditions and approval of the Chinese government, is expected to close in the second quarter of 2006, and will increase the Company’s product offering and provide additional exposure to new markets. The cash portion of the purchase price is equal to $2,500 with $500 of the cash purchase price contingent on the achievement of certain performance milestones of the acquired business. The Company believes that it will be able to finance these payments from the cash it has on hand, as well as from internally generated funds.
Debt and Lease Commitments
     At December 31, 2005, the Company had a capital lease obligation outstanding of $48 for the Company’s Newark, New York offices and manufacturing facilities.
     On June 30, 2004, the Company closed on a new secured $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT, as defined, to interest expense ratio, and a current assets to total liabilities ratio. Availability under the revolving credit component of the facility is subject to the status of these financial covenants, as amended.

     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure, and remains at that rate as of December 31, 2005. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2005 resulted in an asset of $91, all of which was reflected as a short-term asset.
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
     On November 1, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment changed the financial metrics that must be met to remain in compliance with the debt covenants for the third and fourth quarters of 2005 and thereafter, to accommodate the Company’s revised financial outlook. In addition, the amendment provided the Company with approximately $8,400 of additional borrowing availability under the revolver, based on the financial results at October 1, 2005. As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of October 1, 2005.
     As of December 31, 2005, the Company had $7,167 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. At December 31, 2005, the Company was in compliance with all 3 covenants, as amended. However, as a result of the uncertainty of the Company’s ability to comply with the financial covenants, which become more restrictive within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of December 31, 2005. While the revolver arrangement provides for up to $15,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited by the financial covenants. At December 31, 2005, the Company had $2,920 of outstanding letters of credit related to this facility. In addition, the Company’s additional borrowing capacity under the revolver component of the credit facility as of December 31, 2005 was approximately $9,500.
     On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company’s wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $774. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. The rate of interest, in general, is based upon Prime plus 2.25%. At December 31, 2005 the rate of interest was 6.75%. At December 31, 2005, the outstanding borrowings under this revolver were $525.
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
     On March 4, 2003, the Company completed a short-term financing to help it meet certain working capital needs as the Company was growing rapidly. Pursuant to its terms, the three-month, $500 note, which accrued interest at 7.5% per annum, was converted into 125,000 shares of common stock at $4.00 per share on June 4, 2003. Accrued interest was paid to the note holder on the maturity date.
     On October 7, 2003, the Company completed a private placement of 200,000 shares of unregistered common stock at a price of $12.50 per share, for a total of $2,500. The net proceeds of the private placement, $2,350 were used to advance funds to Ultralife Taiwan, Inc. (UTI), in which the Company has an approximately 9.2% ownership interest. This transaction was completed in order to provide short term financing to UTI while it worked to complete an additional equity infusion to support its growth plans. The transaction was recorded as a short-term note receivable maturing on March 1, 2004 with interest accruing at 3% per annum.
     During 2005, 2004 and 2003, the Company issued 452,000, 708,000 and 398,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. The Company received approximately $2,488 in 2005, $4,172 in 2004 and $2,421 in 2003 in cash proceeds as a result of these transactions.
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

Contractual Obligations and Off-Balance Sheet Arrangements

	Payments due by period
		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years
Contractual Obligations:
Debt Obligations *	$7,167	$2,000	$4,000	$1,167	$—
Expected Interest Payments	1,128	603	506	19	—
Capital Lease Obligations	48	23	25	—	—
Operating Lease Obligations	3,571	1,239	994	603	735
Purchase Obligations	7,916	7,916	—	—	—

Total	$19,830	$11,781	$5,525	$1,789	$735

*	Debt obligations are reflected herein at their contractual due dates. For financial reporting purposes the debt obligations are classified as current liabilities. (See Note 5 for additional information.)
     Expected interest payments are calculated assuming a 6.48% annual rate on outstanding debt principal plus associated fees related to the credit facility. Purchase obligations consist of commitments for property, plant and equipment, open purchase orders for materials and supplies, and other general commitments for various service contracts.
     The Company has no off-balance sheet arrangements.
Outlook
     Looking ahead into 2006, the Company is optimistic about its growth prospects and the status of manufacturing operations. Management expects revenues in the first quarter of 2006 to be approximately $21,000, including the restart of shipments of BA-5390 batteries to the U.S. military. Management projects operating income will be in the range of $750 in the first quarter, excluding any impact from the expensing of stock options pursuant to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” The Company projects its first quarter non-cash expense related to stock options will be approximately $250 based on current options outstanding and normal quarterly grants, primarily affecting the Company’s operating expenses, although there will also be an impact on gross margins.
     For the full year of 2006, the Company anticipates quarterly growth resulting in revenue of at least $90,000. Growth above $90,000 will depend on a number of factors, including the pace at which the military transitions to manganese dioxide technology, and further expansion in commercial markets. This growth over 2005 revenues is expected to result from the restart of orders from the U.S. military, particularly BA-5390 batteries, and from continued success in growing commercial business, in key target markets such as automotive telematics and search and rescue. In September 2005, the Company took actions to reduce costs and improve efficiencies as order activity from the military was delayed. As a result, the Company believes that it has lowered its go-forward breakeven operating margin. Management generally expects that its overall effective income tax rate will be in the range of 35% to 40% of pre-tax earnings for 2006, although actual cash payments for income taxes are expected to be nominal as the Company utilizes its net operating loss carryforwards to offset taxable income.
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
     While the Company continues to monitor its operating costs very closely, SG&A costs are expected to increase over time in order to support the needs of a growing business. The Company believes that its operating expenses will trend toward a range of 11%-12% of revenues (excluding the non-cash impact from expensing stock options) at the point where revenues are in the range of $35,000 per quarter, and it has set a target to reach 10% of revenues in the longer-term when total sales amount to approximately $50,000 per quarter.
     As gross margins improve with increases in revenues and as the Company continues to control its operating expenses, operating income as a percentage of revenues (excluding the non-cash impact of expensing stock options) is projected to be in the range of 15% at a revenue level of approximately $35,000 per quarter, with a longer-term target of 20% at a revenue level of approximately $50,000 per quarter.
     During 2006, the Company projects that it will spend approximately $2,500 to $3,000 on capital expenditures for machinery and equipment.
     In January 2006, the Company entered into a definitive agreement to acquire all of the outstanding shares of Able New Energy Co., Ltd., an established, profitable manufacturer of lithium batteries located in Shenzhen, China, for a combination of cash, common stock and stock warrants for a total value of approximately $4,200. In 2005, based on preliminary unaudited figures, which have been reviewed by management, Able generated approximately $300 in operating profit on approximately $2,300 in revenue. With more than 50 products, including a wide range of lithium-thionyl chloride and lithium-manganese dioxide batteries and coin cells, this acquisition broadens the Company’s expanding portfolio of high-energy power sources, enabling it to further penetrate large and emerging markets such as remote meter reading, RFID and other markets that will benefit from these chemistries. In addition, this acquisition will strengthen Ultralife’s global presence, facilitate its entry into the rapidly growing Chinese market and improve the Company’s access to lower cost raw materials. The cash portion of the purchase price is equal to $2,500, with $500 of the cash purchase price contingent on the achievement of certain performance milestones of the acquired business. The equity portion of the purchase price will consist of 80,000 shares of Ultralife common stock and 100,000 stock warrants, for a total equity consideration of approximately $1,700. The Company anticipates that this acquisition will be accretive in 2006. The acquisition, which is subject to customary closing conditions and approval of the Chinese government, is expected to close in the second quarter.
     On November 1, 2005, the Company amended its $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment changed the financial metrics that must be met to remain in compliance with the debt covenants for the third and fourth quarters of 2005 and which become more restrictive thereafter, to accommodate the Company’s revised financial outlook. The Company met the financial metrics for the fourth quarter of 2005; however, as a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company continues to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of December 31, 2005. In order to accommodate the acquisition of Able New Energy, the banks are working on a waiver to the credit facility that is necessary to be completed prior to the closing of this acquisition. While the Company believes relations with its lenders are good and has received waivers for non-compliance with financial covenants, as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, the Company believes it has, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course.
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
Revenue recognition:
Battery Sales – In general, revenues from the sale of batteries are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. Sales made to distributors are recognized at time of shipment. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.
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
Warranties:
The Company maintains provisions related to normal warranty claims by customers. The Company evaluates these reserves monthly based on actual experience with warranty claims to date and the Company’s assessment of additional claims in the future. There is no assurance that future warranty claims will be consistent with past history, and in the event the Company experiences a significant increase in warranty claims, there is no assurance that the Company’s reserves are sufficient.
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
In 2006, the Company will adopt SFAS No. 123R, “Share-Based Payment”. (See Note 1 for additional information.)
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
The Company recorded a deferred tax asset in December of 2004 arising from the Company’s conclusion that it is more likely than not that it will be able to utilize its U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years, though no sales have been recognized to date under this contract. The amount of the net deferred tax assets is considered realizable; however, such amount could be reduced or eliminated in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. The Company has significant NOLs related to past years’ cumulative losses, and as a result it is subject to U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. Achieving business plan targets, particularly those relating to revenue and profitability, is integral to the Company’s assessment regarding the recoverability of our net deferred tax assets.
Recent Accounting Pronouncements
     In January 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently assessing any potential impact of adopting this pronouncement.
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the latter of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. As of December 31, 2005, the United Kingdom, the only EU-member country in which the Company has significant operations, had not yet adopted the law.
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006. The adoption of this pronouncement will have no impact on the Company’s financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The adoption of this pronouncement had no impact on the Company’s financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement were previously to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule which amends the effective date for SFAS No. 123R. As a result, the Company will adopt the accounting provisions of SFAS No. 123R as of January 1, 2006. The Company currently accounts for stock option-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS 123 and SFAS 148. The Company expects the adoption of this pronouncement will result in the recognition of a non-cash expense of approximately $1,000 for 2006 based on current options outstanding and normal quarterly grants.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this pronouncement will have no impact on the Company’s financial statements.
Risk Factors
     See Item 1A.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to various market risks in the normal course of business, primarily interest rate risk, changes in market value of its investments, and foreign currency risk, and believes its exposure to these risks is minimal. The Company’s primary interest rate risk is derived from its outstanding variable-rate debt obligation. In July 2004, the Company hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. As of December 31, 2005, a one basis point change in interest rates would have a $1,200 change in the fair value of the swap.
     The Company is subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. In the year ended December 31, 2005, approximately 86% of the Company’s sales were denominated in U.S. dollars. The remainder of the Company’s sales was denominated in U.K. pounds sterling and euros. A 10% change in the value of the pound sterling or the euro to the U.S. dollar would have impacted the Company’s revenues in that period by less than 2%. The Company monitors the relationship between the U.S. dollar and other currencies on a continuous basis and adjusts sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.
     The Company maintains manufacturing operations in the U.S. and the U.K., and exports products to various countries. The Company purchases materials and sells its products in foreign currencies, and therefore currency fluctuations may impact the Company’s pricing of products sold and materials purchased. In addition, the Company’s foreign subsidiary maintains its books in local currency, which is translated into U.S. dollars for its consolidated financial statements. A 10% change in local currency relative to the U.S. dollar would have impacted the Company’s consolidated income before taxes by approximately $250,000, or 6%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 43.
Page-
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	41

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004	43

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	44

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2005 2004 and 2003	45

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	46

Notes to Consolidated Financial Statements	47

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts	74

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Ultralife Batteries, Inc.
We have completed integrated audits of Ultralife Batteries, Inc.’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 (a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
March 22, 2006

ULTRALIFE BATTERIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$3,214	$10,529
Available-for-sale securities	—	1,000
Trade accounts receivable, net of allowance for doubtful accounts of $458 and $284, respectively	10,965	8,585
Inventories	19,446	13,938
Due from insurance companies	482	1,198
Deferred tax asset-current	2,508	3,082
Prepaid expenses and other current assets	2,747	1,851

Total current assets	39,362	40,183

Property, plant and equipment, net	19,931	20,202

Other assets:
Financing fees	—	103
Security deposits	243	226
Deferred tax asset-non current	21,221	20,420

	21,464	20,749

Total Assets	$80,757	$81,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$7,715	$2,390
Accounts payable	5,218	3,545
Accrued compensation	329	309
Accrued vacation	611	576
Other current liabilities	4,510	2,718

Total current liabilities	18,383	9,538

Long — term liabilities:
Debt and capital lease obligations	25	7,215
Other long-term liabilities	242	756

Total long — term liabilities	267	7,971

Commitments and contingencies (Note 6)

Shareholders’ Equity :
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 15,471,446 and 15,019,262, respectively	1,547	1,502
Capital in excess of par value	130,530	127,299
Accumulated other comprehensive loss	(1,054)	(605)
Accumulated deficit	(66,538)	(62,193)

	64,485	66,003

Less — Treasury stock, at cost — 727,250 shares outstanding	2,378	2,378

Total shareholders’ equity	62,107	63,625

Total Liabilities and Shareholders’ Equity	$80,757	$81,134

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues	$70,501	$98,182	$79,450
Cost of products sold	58,243	77,880	62,354

Gross margin	12,258	20,302	17,096

Operating and other expenses:
Research and development	3,751	2,633	2,505
Selling, general, and administrative	11,409	10,771	8,610
Impairment of long lived assets	—	1,803	—

Total operating and other expenses, net	15,160	15,207	11,115

Operating (loss) income	(2,902)	5,095	5,981

Other income (expense):
Interest income	185	116	23
Interest expense	(821)	(598)	(543)
Gain on fires	—	214	—
Write-off of UTI investment and note receivable	—	(3,951)	—
Gain from forgiveness of debt/grant	—	—	781
Miscellaneous (expense) income	(318)	352	311

(Loss) income before income taxes	(3,856)	1,228	6,553

Income tax provision-current	3	32	106
Income tax provision (benefit)-deferred	486	(21,136)	—

Total income tax provision (benefit)	489	(21,104)	106

Net (loss) income	$(4,345)	$22,332	$6,447

(Loss) earnings per share — basic	$(0.30)	$1.59	$0.49

(Loss) earnings per share — diluted	$(0.30)	$1.48	$0.46

Weighted average shares outstanding — basic	14,551,000	14,087,000	13,132,000

Weighted average shares outstanding — diluted	14,551,000	15,074,000	13,917,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

				Accumulated Other Comprehensive
				Income (Loss)
				Foreign
			Capital in	Currency	Other
	Common Stock		excess of	Translation	Unrealized	Accumulated	Treasury
(Dollars in Thousands)	Number of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Total

Balance as of December 31, 2002	13,579,519	$1,358	$115,251	$(1,016)	$—	$(90,972)	$(2,378)	$22,243

Comprehensive income:
Net income						6,447		6,447
Other comprehensive income, net of tax:
Foreign currency translation adjustments				293				293

Other comprehensive income								293

Comprehensive income								6,740

Shares issued under private stock offerings	200,000	20	2,342					2,362
Shares issued on conversion of short term note	125,000	13	487					500
Shares issued under stock option and warrant exercises	398,263	40	2,520					2,560
Stock-based compensation			26					26

Balance as of December 31, 2003	14,302,782	$1,430	$120,626	$(723)	$—	$(84,525)	$(2,378)	$34,430

Comprehensive income:
Net income						22,332		22,332
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments				218				218
Unrealized loss on interest rate swap arrangements					(100)			(100)

Other comprehensive income								118

Comprehensive income								22,450

Tax benefits applicable to exercise of stock options			2,428					2,428
Shares issued under employee stock grant	8,142	1	134					135
Shares issued under stock option and
warrant exercises	708,338	71	4,101					4,172
Stock-based compensation			10					10

Balance as of December 31, 2004	15,019,262	$1,502	$127,299	$(505)	$(100)	$(62,193)	$(2,378)	$63,625

Comprehensive loss:
Net loss						(4,345)		(4,345)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments				(609)				(609)
Unrealized gain on interest rate swap arrangements					160			160

Other comprehensive loss								(449)

Comprehensive loss:								(4,794)

Tax benefits applicable to exercise of stock options			788					788
Shares issued under employee stock grant	42	—	1					1
Shares issued under stock option and warrant exercises	452,142	45	2,442					2,487

Balance as of December 31, 2005	15,471,446	$1,547	$130,530	$(1,114)	$60	$(66,538)	$(2,378)	$62,107

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net (loss) income	$(4,345)	$22,332	$6,447
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,181	3,309	3,133
Gain on assets disposed of in fire	—	(214)	—
Write-down of fixed assets destroyed in fire	—	137	—
Write-down of inventory destroyed in fire	—	677	—
Loss/(gain) on asset disposal	22	(1)	5
Foreign exchange loss / (gain)	330	(345)	(316)
Write off of UTI investment	—	3,916	—
Non-cash stock-based compensation	—	146	26
Non-cash gain on forgiveness of debt	—	—	(781)
Deferred income taxes	489	(21,073)	—
Impairment of long lived assets	—	1,803	—
Provision for loss on accounts receivable	208	124	12
Provision for inventory obsolescence	221	405	388
Changes in assets and liabilities:
Accounts receivable	(2,734)	9,255	(11,615)
Inventories	(6,115)	(4,640)	(4,784)
Prepaid expenses and other assets	(793)	(548)	(344)
Insurance proceeds receivable relating to fires	659	(1,198)	—
Income taxes	—	(106)	106
Accounts payable and other liabilities	3,290	(3,104)	3,156

Net cash (used in)/provided by operating activities	(5,587)	10,875	(4,567)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,309)	(5,437)	(5,560)
Proceeds from asset disposal	25	17	50
Issuance of note to UTI	—	—	(2,350)
Purchase of securities	—	(3,500)	—
Sales of securities	1,000	2,500	—
Change in restricted cash	—	50	—

Net cash used in investing activities	(2,284)	(6,370)	(7,860)

FINANCING ACTIVITIES
Change in revolving credit facility	195	(6,669)	7,011
Proceeds from issuance of common stock, net	2,488	4,172	4,921
Proceeds from issuance of debt	—	10,000	500
Retirement of long-term debt	—	(867)	—
Debt issue costs	—	(207)	—
Proceeds from grant	—	—	117
Principal payments under long-term debt and capital leases	(2,020)	(1,251)	(818)

Net cash provided by financing activities	663	5,178	11,731

Effect of exchange rate changes on cash	(107)	16	204

Change in cash and cash equivalents	(7,315)	9,699	(492)

Cash and cash equivalents at beginning of period	10,529	830	1,322

Cash and cash equivalents at end of period	$3,214	$10,529	$830

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$545	$333	$308
Cash paid for taxes	$22	$299	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)
Note 1 — Summary of Operations and Significant Accounting Policies
a. Description of Business
     Ultralife Batteries, Inc. is a global provider of high-energy power systems for diverse applications. The Company develops, manufactures and markets a wide range of non-rechargeable and rechargeable batteries, charging systems and accessories for use in military, industrial and consumer portable electronic products. Through its portfolio of standard products and engineered solutions, Ultralife is at the forefront of providing the next generation of power systems. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available.
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
c. Management’s Use of Judgment and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Key areas affected by estimates include: (a) reserves for excess and obsolete inventory, warranties, and bad debts, (b) profitability on development contracts and (c) various expense accruals. Actual results could differ from those estimates.
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
e. Available-for-Sale Securities
     Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable equity securities and debt securities are classified as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. The Company had available-for-sale securities amounting to $0 at December 31, 2005 and $1,000 at December 31, 2004, consisting of auction rate securities. There were no unrealized gains or losses related to securities included in other comprehensive income at December 31, 2005 or 2004.
     The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income (loss) as gains (losses) on sale of securities. There were no realized gains or losses included in net (loss) income for the years ended December 31, 2005, 2004, or 2003.

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
h. Long-Lived Assets and Intangibles
     The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by the Company in its evaluation approximates the Company’s weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. In 2004, the Company recorded an impairment charge of $1,803 consisting of $664 of the net book value of the Company’s own assets, and $1,139 of the present value of remaining payments for certain assets under operating leases. The Company did not record any impairment of long-lived assets in the calendar years ended December 31, 2005 or 2003.
i. Technology License Agreements and Royalties
     Technology license agreements consist of the rights to patented technology and related technical information. The Company acquired a technology license agreement for an initial payment of $1,000 in May 1994. Royalties are payable at a rate of 8% of the fair market value of each battery using the technology if the battery is sold or otherwise put into use by the Company. The royalties can be reduced under certain circumstances based on the terms of this agreement. The agreement is amortized using the straight-line method over 10 years, the term of the agreement. As of December 31, 2004, the technology license agreements were fully amortized. Amortization expense was $0, $33, and $100 in the years ended December 31, 2005, 2004 and 2003, respectively.
j. Translation of Foreign Currency
     The financial statements of the Company’s foreign affiliates are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”. Exchange (losses) gains included in net (loss) income for the years ended December 31, 2005, 2004 and 2003 were $(330), $345, and $316, respectively.
k. Revenue Recognition
     Battery Sales – In general, revenues from the sale of batteries are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. Sales made to distributors are recognized at time of shipment. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.

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
n. Advertising Expenses
     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $248, $208, and $142 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
q. Income Taxes
     The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes”, is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. For the year ended December 31, 2005, the Company’s balance sheet reflected a balance of $23,729 associated with its net deferred tax asset. In the year ended December 31, 2004, the Company recorded a $23,501 net deferred tax asset associated with its U.S. net operating loss carryforwards, due to the determination that it was more likely than not that the Company would be able to utilize these benefits in the future. The Company recorded no income tax benefit relating to the net operating loss generated during the year ended December 31, 2003 as such income tax benefit was offset by an increase in the valuation allowance. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. A valuation allowance was required for the years ended December 31, 2004 and 2005 related to the Company’s U.K. subsidiary and the history of losses at that facility.

r. Concentration of Credit Risk
     The Company has one major customer, the U.S. Department of Defense, that comprised 25%, 56%, and 51% of the Company’s revenue in the years ended December 31, 2005, 2004, and 2003, respectively. There were no other customers that comprised greater than 10% of the total company revenues in those years.
     Currently, the Company does not experience significant seasonal trends in non-rechargeable battery revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower Company sales to this market segment. The smoke detector OEM market segment comprised approximately 8% of total non-rechargeable revenues in 2005. Additionally, a lower demand from the U.S. and U.K. Governments could result in lower sales to military and government users.
     The Company generally does not distribute its products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. military have been substantial during 2005, the Company does not consider this customer to be a significant credit risk. The Company does not normally obtain collateral on trade accounts receivable.
s. Fair Value of Financial Instruments
     SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2005 and 2004. Fair values have been determined through information obtained from market sources.
t. Derivative Financial Instruments
     Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of the Company’s interest rate swap at December 31, 2005 resulted in an asset of $91, all of which was reflected as short term. The fair value of the Company’s interest rate swap at December 31, 2004 resulted in a liability of $100, of which $78 was reflected as long-term.
u. (Loss) Earnings Per Share
     The Company accounts for net (loss) earnings per common share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires the reporting of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities, if any, calculated using the treasury stock method. There were 1,516,906 outstanding stock options and warrants as of December 31, 2005 that were not included in EPS as the effect would be anti-dilutive. For this period, diluted earnings per share was the equivalent of basic earnings per share due to the net loss. The dilutive effect of 1,738,648 and 1,995,486 outstanding stock options and warrants were included in the dilution computation for the years ended December 31, 2004 and 2003, respectively. (See Note 7.)

     The computation of basic and diluted earnings per share is summarized as follows:

	Year Ended December 31,
	2005	2004	2003

Net (Loss) / Income (a)	$(4,345)	$22,332	$6,447
Effect of Dilutive Securities:
Stock Options / Warrants	—	10	44
Convertible Note	—	—	9

Net Income – Adjusted (b)	$(4,345)	$22,342	$6,500

Average Shares Outstanding – Basic (c)	14,551,000	14,087,000	13,132,000
Effect of Dilutive Securities:
Stock Options / Warrants	—	987,000	722,000
Convertible Note	—	—	63,000

Average Shares Outstanding – Diluted (d)	14,551,000	15,074,000	13,917,000

EPS – Basic (a/c)	$(0.30)	$1.59	$0.49
EPS – Diluted (b/d)	$(0.30)	$1.48	$0.46
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

	2005	2004	2003
Net (loss) income , as reported	$(4,345)	$22,332	$6,447
Add: Stock option-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	—	—
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,236)	(1,150)	(1,348)

Pro forma net (loss) income	$(7,581)	$21,182	$5,099

(Loss) earnings per share:
Basic – as reported	$(0.30)	$1.59	$0.49
Diluted – as reported	$(0.30)	$1.48	$0.46
Basic – pro forma	$(0.52)	$1.50	$0.39
Diluted – pro forma	$(0.52)	$1.41	$0.37
     In December 2005, the Board of Directors of the Company approved the acceleration of vesting of certain “underwater” unvested stock options held by certain current employees of the Company, including some of its executive officers. Options held by the Company’s President and Chief Executive Officer were not included in the acceleration. Options held by non-employee directors also were not included as those options vest immediately upon grant. A stock option was considered “underwater” if the exercise price was $12.90 per share or greater. A total of 346,186 options were impacted by this acceleration. The effect on net loss in 2005 resulting from this acceleration, if the

Company had applied the fair value recognition provisions of SFAS No. 148 to stock option-based employee compensation, was approximately $1,500 net of related tax effects. (See Note 7).
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
x. Recent Accounting Pronouncements
     In January 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently assessing any potential impact of adopting this pronouncement.
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the latter of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. As of December 31, 2005, the United Kingdom, the only EU-member country in which the Company has significant operations, had not yet adopted the law.
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006. The adoption of this pronouncement will have no impact on the Company’s financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The adoption of this pronouncement had no impact on the Company’s financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement were previously to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule which amends the effective date for SFAS No. 123R. As a result, the Company will adopt the accounting provisions of SFAS No. 123R as of January 1, 2006. The Company currently accounts for stock option-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS 123 and SFAS 148. The Company expects the adoption of this pronouncement will result in the recognition of a non-cash expense of approximately $1,000 for 2006 based on current options outstanding and normal quarterly grants.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this pronouncement will have no impact on the Company’s financial statements.

Note 2 — Impairment of Long-Lived Assets
     In December 2004, the Company recorded a $1,803 impairment charge related to certain polymer rechargeable manufacturing assets. This impairment consisted of $664 of the net book value of the Company’s own assets, and $1,139 of the present value of remaining payments for certain assets under operating leases. The Company determined that this manufacturing equipment would no longer be utilized, resulting from a strategic decision to no longer manufacture polymer rechargeable cells. The impairment charge was accounted for under Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. The $1,139 expense and liability related to the Company’s estimated net ongoing costs associated with its lease obligation for its polymer rechargeable manufacturing equipment requires the Company to make estimates and assumptions with respect to costs to satisfy commitments under the lease. The Company used a credit-adjusted risk-free rate of 6% to discount the remaining cash flows under the operating lease. The Company will review its estimates and assumptions on at least a quarterly basis, and make whatever modifications management believes necessary, based on the Company best judgment, to reflect any changed circumstances. As a result of the impairment of these assets, depreciation charges and lease expenses will be reduced by approximately $500 per year.
Note 3 — Supplemental Balance Sheet Information
     The composition of inventories was:

	December 31,
	2005	2004
Raw materials	$8,817	$7,441
Work in process	8,648	4,184
Finished products	2,849	2,821

	20,314	14,446
Less: Reserve for obsolescence	868	508

	$19,446	$13,938

The composition of property, plant and equipment was:

	December 31,
	2005	2004
Land	$123	$123
Buildings and Leasehold Improvements	4,229	3,223
Machinery and Equipment	37,876	36,300
Furniture and Fixtures	788	497
Computer Hardware and Software	2,197	1,882
Construction in Progress	1,059	2,185

	46,272	44,210
Less: Accumulated Depreciation	26,341	24,008

	$19,931	$20,202

     Depreciation expense was $3,112, $3,193, and $3,033 for the years ended December 31, 2005, 2004, and 2003, respectively.
     Included in Buildings and Leasehold Improvements is a capital lease for the Company’s Newark, New York facility. The carrying value for this facility is as follows:

	December 31,
	2005	2004
Acquisition Value	$553	$553
Accumulated Amortization	433	378

Carrying Value	$120	$175

Note 4 — Operating Leases
     The Company leases various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $768, $1,244 and $1,232 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows:

				2010
2006	2007	2008	2009	and beyond
$1,239	$687	$307	$302	$1,036
     In March 2001, the Company entered into a $2,000 lease for certain new manufacturing equipment with a third party leasing agency. Under this arrangement, the Company had various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, the Company expanded its leasing arrangement with this third party leasing agency, increasing the amount of the lease line from $2,000 to $4,000. The increase in the line was used to fund capital expansion plans for manufacturing equipment that increased capacity within the Company’s Non-rechargeable business unit. At June 30, 2002, the lease line had been fully utilized. In December 2004, the Company recorded an impairment charge of $1,139 related to the present value of remaining payments for a portion of the assets under this lease. The Company determined that the polymer rechargeable manufacturing assets under the lease would no longer be utilized. The Company’s lease payment continues to be $226 per quarter. In conjunction with this lease, the Company has a letter of credit of $2,920 outstanding at December 31, 2005.
Note 5 — Debt and Capital Leases
Credit Facilities
     On June 30, 2004, the Company closed on a new secured $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT, as defined, to interest expense ratio, and a current assets to total liabilities ratio. Availability under the revolving credit component of the facility is subject to the status of these financial covenants, as amended.
     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure, and remains at that rate as of December 31, 2005. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2005 resulted in an asset of $91, all of which was reflected as a short-term asset.
     As of December 31, 2005, the Company had $7,167 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. At December 31, 2005, the Company was in compliance with all 3 covenants, as amended. However, as a result of the uncertainty of the

Company’s ability to comply with the more restrictive financial covenants within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of December 31, 2005. While the revolver arrangement provides for up to $15,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited by the financial covenants. At December 31, 2005, the Company had $2,920 of outstanding letters of credit related to this facility. In addition, the Company’s additional borrowing capacity under the revolver component of the credit facility as of December 31, 2005 was approximately $9,500.
     In 2004, the Company paid $207 in financing fees in connection with the $25,000 credit facility with JP Morgan Chase Bank, which will be amortized over the term of the credit facility. For the year ended December 31, 2005, the Company recorded amortization expense related to financing fees for its credit facilities of $69.
     On April 29, 2003, Ultralife Batteries (UK) Ltd., the Company’s wholly-owned U.K. subsidiary, completed an agreement for a revolving credit facility with a commercial bank in the U.K. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. The maximum credit available to that company under the facility is approximately $774. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. The rate of interest is based upon Prime plus 2.25%. At December 31, 2005, the outstanding borrowings under this revolver were $525.
     Management’s plan to achieve operational profitability and reduce its negative cash flows from operations includes reducing the build-up of inventory related to the production of BA-5390s and executing certain cost cutting objectives that were begun in September 2005. Additionally, the Company believes it has adequate third party financing available to fund its operations or could obtain other financing, if needed.
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
     While the Company believes relations with its lenders are good and has received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, the Company believes it has, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course.
Capital Leases
     The Company has one capital lease. The capital lease commitment is for the Newark, New York facility which provides for payments (including principal and interest) of $28 per year from December 2003 through 2007. Remaining interest payable on the lease is approximately $8. At the end of this lease term, the Company is required to purchase the facility for one dollar.
Payment Schedule
     As a result of the uncertainty of the Company’s ability to comply with the more restrictive financial covenants within the next year, the Company classified all of the debt associated with its credit facility as a current liability on the Consolidated Balance Sheet as of December 31, 2005.
     Scheduled principal payments under the current amount outstanding of debt and capital leases are as follows:

		Capital
	Credit	Lease-
	Facility*	Building	Total
2006	$2,000	$23	$2,023
2007	2,000	25	2,025
2008	2,000	—	2,000
2009	1,167	—	1,167
2010 and thereafter	—	—	—

	7,167	48	7,215
Less: Current portion	7,167	23	7,190

Long-term	$—	$25	$25

* In accordance with EITF 86-30, the Company has classified debt for financial reporting purposes as current liabilities for the reasons cited above.
Letters of Credit
     In connection with the $4,000 operating lease line that the Company initiated in March 2001, the Company maintains a letter of credit, which expires in July 2007. At December 31, 2005, the amount of the letter of credit was $2,920. This letter of credit declines gradually at certain points over time as the obligation it is associated with diminishes.
Note 6 — Commitments and Contingencies
a. Indemnity Agreement
     The Company’s By-laws provide that the Company will reimburse directors or officers for all expenses, to the fullest extent permitted by law arising out of their performance as agents or trustees of the Company.
b. Purchase Commitments
     As of December 31, 2005, the Company has made commitments to purchase approximately $295 of production machinery and equipment.
c. Royalty Agreements
     Technology underlying certain products of the Company is based in part on non-exclusive transfer agreements. The Company made an original payment for such technology and is required to make royalty and other payments in the future that incorporate the licensed technology.
     In 2003, the Company entered into an agreement with Saft, to license certain tooling for battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2005, 2004 and 2003 was $103, $605 and $247, respectively. This agreement expires in the year 2017.
d. Government Grants/Loans
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
     In September 2003, the Company signed a contract with the U.S. Department of the Army-Communications and Electronics Command (CECOM) whereby the Company will receive approximately $3,100 to purchase, on behalf of CECOM, manufacturing equipment to expand its BA-5390 lithium-manganese dioxide battery manufacturing capability. The Company received approximately $2,100 related to this contract in 2003 and approximately $1,000 in 2004. The Company has met all of its obligations under the grant.
     In October 2005, the Company received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead time and increase manufacturing efficiency to boost production surge capability of the Company’s BA-5390 battery during contingency operations. As of December 31, 2005, the Company had not yet received any funds relating to this contract.

e. Employment Contracts
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
f. Product Warranties
     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during 2005 were as follows:

Balance at December 31, 2004	$326
Accruals for warranties issued	205
Settlements made	(67)

Balance at December 31, 2005	$464

g. Post Audits of Government Contracts
     The Company has had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2005, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (DCAA) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. The Company has reviewed these audit reports, has submitted its response to these audits and believes, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While the Company believes that potential exposure exists relating to any final negotiation of these proposed adjustments, it cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on the Company’s business, financial condition and results of operations.
h. Legal Matters
     The Company is subject to legal proceedings and claims which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through December 31, 2005, total costs incurred have amounted to approximately $100, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. The Company has received the laboratory analysis and will be meeting with the NYSDEC in early March 2006 to discuss the results. Due to the additional sampling requested by the NYSDEC, the Company’s outside environmental consulting firm has estimated that the final cost to the Company to remediate the requested area will be approximately $28, based on the submitted work plan. The ultimate resolution of this matter may result in further additional costs to be incurred. At December 31, 2005 and December 31, 2004, the Company had $38 and $66, respectively, reserved for this matter.
     A retail end-user of a product manufactured by one of Ultralife’s customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife assured the Customer that it will honor its warranty by replacing any batteries that may be determined to be defective. Subsequently, the Company learned that the end-user and the Customer settled the matter. In February 2005, Ultralife and the Customer entered into a settlement agreement. Under the terms of the agreement, Ultralife has agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under the Company’s standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released Ultralife from any and all liability with respect to this matter. Consequently, the Company does not anticipate any further expenses with regard to this matter other than its obligations under the settlement agreement. The Company’s warranty reserve as of December 31, 2005 includes an accrual related to anticipated replacements under this agreement. Further, the Company does not expect the ongoing terms of the settlement agreement to have a material impact on the Company’s operations or financial condition.
Note 7 — Shareholders’ Equity
a. Preferred Stock
     The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2005, no preferred shares were issued or outstanding.
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
c. Treasury Stock
     At December 31, 2005 and 2004, the Company had 727,250 shares of treasury stock outstanding, valued at $2,378.
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

     For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Risk-free interest rate	4.2%	3.2%	2.3%
Volatility factor	69.4%	84.5%	75.9%
Dividends	0%	0%	0%
Weighted average expected life (years)	4	4	4
Weighted average fair value of options granted	$7.53	$9.62	$3.38
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
     The shareholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth year. The NQSOs vest immediately and expire on the sixth year. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of December 31, 2005, there were 146,900 stock options outstanding under this plan.
     Effective July 12, 1999, the Company granted the current CEO options to purchase 500,000 shares of Common Stock at $5.19 per share outside of any of the stock option plans. Of these, 50,000 options were exercisable on the grant date, and the remaining options became exercisable in annual increments of 90,000 over a five-year period commencing July 12, 2000 through July 12, 2004, and expire on July 12, 2005. As of December 31, 2005, there were no options outstanding under this plan. Since these options were granted without shareholder approval, any gains resulting from exercises of these options that cause the CEO compensation to exceed $1,000 in any year may not be deductible by the Company for income tax purposes.
     Effective December 2000, the Company established the 2000 stock option plan which is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000, to a total of 1,000,000. In June 2004, shareholders approved an amendment to the 2000 Plan, increasing the number of shares of Common Stock by 750,000, as well as adding flexibility to award restricted stock, among other things. Options granted under the revised 2000 plan are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest at twenty percent per year for five years and expire within the sixth or seventh year. Certain ISOs granted to officers vest over three years and expire in the seventh year. All NQSOs issued to non-employee directors vest immediately and expire in either the sixth or seventh year. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2005, there were 1,283,371 stock options outstanding under this plan.
The following table summarizes data for the stock options issued by the Company:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
	of Shares	Per Share	of Shares	Per Share	Of Shares	Per Share
Shares under option at beginning of year	1,652,013	$8.95	1,908,579	$5.57	2,016,549	$6.05

Options granted	291,000	13.82	579,500	15.70	451,700	6.13
Options exercised	(452,142)	5.50	(708,066)	5.89	(376,170)	6.34
Options cancelled	(60,600)	11.18	(128,000)	5.35	(183,500)	10.46

Shares under option at end of year	1,430,271	$10.94	1,652,013	$8.95	1,908,579	$5.57

Options exercisable at end of year	974,858	$12.36	715,590	$7.69	981,427	$6.13
     The following table represents additional information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted-
	Number	Average
	Outstanding	Remaining	Weighted-	Number	Weighted-
Range of	at December 31,	Contractual	Average	Exercisable	Average
Exercise Prices	2005	Life	Exercise Price	at December 31, 2005	Exercise Price

$2.61 - $3.70	171,005	2.39	$3.29	88,305	$3.26
$3.70 - $5.36	270,493	2.92	$4.41	105,693	$4.42
$5.36 - $7.75	95,040	0.66	$7.01	77,720	$7.13
$7.75 - $11.43	52,733	4.16	$10.09	43,469	$10.03
$11.43 - $17.12	734,000	6.09	$14.42	553,169	$14.83
$17.12 - $21.28	107,000	5.19	$19.71	106,502	$19.72

$2.61 - $21.28	1,430,271	4.55	$10.94	974,858	$12.36
     On December 28, 2005, the Board of Directors of the Company approved the acceleration of vesting of certain “underwater” unvested stock options held by certain current employees of the Company, including some of its executive officers. Options held by the Company’s President and Chief Executive Officer were not included in the acceleration. Options held by non-employee directors also were not included as those options vest immediately upon grant. A stock option was considered “underwater” if the exercise price was $12.90 per share or greater. The Board of Directors took action to accelerate the vesting of those options that were underwater and that had been granted prior to October 2, 2005. The decision to accelerate vesting of these underwater stock options was based on management’s desire to incentivize its employees who hold options that are currently underwater, in addition to avoiding the recognition of future compensation expense of approximately $1,500, net of related tax effects, upon the effectiveness of FASB Statement No. 123R “Share-Based Payment” (“SFAS 123R”). The aggregate number of shares issuable upon options for which the vesting was accelerated and the weighted average exercise price per share for executive officers, all other employees, and total, respectively, are set forth below:

	Aggregate Number of
	Shares Issuable Upon
	Accelerated Stock	Weighted Average
	Options	Exercise Price Per Share
Executive Officers*	109,486	$15.46
All Other Employees	236,700	$15.41
Total	346,186	$15.43

*	Executive officers exclude the Company’s President and Chief Executive Officer.
     In taking these actions, and to avoid any unintended personal benefits to the Company’s executive officers, the Company’s Board of Directors imposed, as a condition of the acceleration, a holding period on the shares underlying the options for which the vesting was accelerated which were held by certain executive officers of the Company. The holding period requires all such executive officers to refrain from selling any shares of the Company’s common stock acquired upon the exercise of the options until the earlier of the original vesting date applicable to such shares (or any portion thereof) underlying the stock option grant or the termination of the executive officer’s employment. The decision to accelerate vesting of these underwater stock options was based on two considerations. First, the Company took the action as an alternative to issuing additional options, in order to incentivize its employees who hold options that are currently underwater. With the broad distribution of options that the Company has, the Board of Directors felt that it was a non-dilutive way to incentivize these employees on a going forward basis. Second, it would enable the Company to avoid recognizing future compensation expense associated with the accelerated stock options upon the effectiveness of FASB Statement No. 123R “Share-Based Payment” (“SFAS 123R”). The Company also believes that the underwater stock options may not be offering the intended incentives to the holders of those options when compared to the potential future compensation expense that the Company would have had to bear had it chosen not to accelerate their vesting. The Company expects the acceleration to reduce the stock option expense it would otherwise be required to record in fiscal 2006 pursuant to SFAS 123R by approximately $1,045 on a pre-tax basis.
     The 346,186 stock options affected by this accelerated vesting represent approximately 25% of the outstanding stock options awarded to the Company’s employees under its long-term incentive plan and predecessor plans.
e. Warrants
     In July 2001, the Company issued warrants to purchase 109,000 shares of its common stock to H.C. Wainwright & Co., Inc. and other affiliated individuals that participated as investment bankers in the $6,800 private placement of 1,090,000 shares of common stock that was completed at that time. The warrants are scheduled to expire in July 2006. There were 86,635 warrants outstanding at December 31, 2005 with an exercise price of $6.25.
f. Reserved Shares
     The Company has reserved 1,627,357, 2,050,399, and 2,051,637 shares of common stock under the various stock option plans and warrants as of December 31, 2005, 2004, and 2003, respectively.
g. Accumulated Other Comprehensive Loss
     Accumulated other comprehensive income (loss) is reported on the Consolidated Statement of Changes in Stockholders Equity and accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheet.
     The components of accumulated other comprehensive loss were as follows:

	December 31,
	2005	2004	2003
Foreign Exchange Translation Adjustments	$(1,114)	$(505)	$(723)
Unrealized Gains (Losses) on Derivative Instruments	60	(100)	—

Accumulated Other Comprehensive Loss	$(1,054)	$(605)	$(723)

Note 8 — Income Taxes
     The provision for income taxes consists of:

	December 31,	December 31,	December 31,
	2005	2004	2003
Current:
Federal	$—	$30	$106
State	3	2	—

	3	32	106

Deferred:
Federal	(970)	(18,990)	—
State	1,456	(2,146)	—

	486	(21,136)	—

Total	$489	$(21,104)	$106

     The Company reported a deferred income tax provision of $486 for 2005. Included in the 2005 provision is a $1,465 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a reduction in the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change will result in a reduction in the Company’s New York State effective tax rate from approximately 2.46% to 0.18%. Excluding the New York State tax provision, the 2005 benefit related mainly from the loss before income taxes for U.S operations.
     The Company has concluded at the end of 2005 that it was more likely than not that it will be able to utilize the U.S. net operating loss carryforwards (NOLs) that have accumulated over time. Management’s conclusion is based on the expectation that the U.S. federal and state deferred tax assets will be realized primarily through future taxable income from operations, and partly from reversing taxable temporary differences. The Company will continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. net operating losses and other deferred tax assets. The Company recorded a current tax provision for the year ended December 31, 2005 for state income taxes.
     Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2005	2004
Deferred tax liabilities:
Property, plant and equipment	$1,214	$864

Total deferred tax liabilities	1,214	864

Deferred tax assets:
Net operating loss carryforwards	27,557	26,403
Other	1,960	2,187
Investments	1,147	1,224

Total deferred tax assets	30,664	29,814

Valuation allowance for deferred tax assets	(5,721)	(5,449)

Net deferred tax assets	24,943	24,365

Net deferred tax assets/liabilities	$23,729	$23,501

     The Company recorded a $21,136 deferred tax credit in December of 2004 arising from the Company’s conclusion that it is more likely than not that it will be able to utilize its U.S. net operating loss carryforwards (NOLs) that have accumulated over time. The recognition of a deferred tax asset resulted from the Company’s evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years, though no sales have been recognized to date under this contract. The amount of the net deferred tax assets is considered realizable; however, such amount could be reduced or eliminated in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. The Company has significant NOLs related to past years’ cumulative losses, and as a result it is subject to U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. Achieving business plan targets, particularly those relating to revenue and profitability, is integral to the Company’s assessment regarding the recoverability of its net deferred tax assets. The Company recorded $32 as a current tax provision for the year ended December 31, 2004.
     In 2005, the Company increased its valuation allowance related to the deferred tax assets due primarily to the assessment of the realizability of the deferred tax assets related to its foreign net operating loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of these foreign net operating loss carryovers. These carryovers are dependent upon future income related to these operations.
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
     Foreign and domestic net operating loss carryforwards totaling approximately $82,418 are available to reduce future taxable income. Foreign loss carryforwards of approximately $14,648 can be carried forward indefinitely. The domestic net operating loss carryforward of $67,770 expires through 2025.
     The Company has determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003 and again during the third quarter of 2005. As such, the domestic net operating loss carryforward will be subject to an annual limitation. Management believes such limitation will not impact the Company’s ability to realize the deferred tax asset. In addition, certain of the Company’s NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2005.
     For financial reporting purposes, income (loss) before income taxes is as follows:

	December 31,	December 31,	December 31,
	2005	2004	2003
United States	$(2,871)	$3,946	$8,530
Foreign	(985)	(2,718)	(1,977)

Total	$(3,856)	$1,228	$6,553

     There are no undistributed earnings of Ultralife UK, the Company’s foreign subsidiary, at December 31, 2005.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

	December 31,	December 31,	December 31,
	2005	2004	2003
(Benefit)/provision computed using the statutory rate	(34.0)%	34.0%	34.0%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	37.8	(115.1)	2.6
Foreign	8.7	75.2	—
Valuation allowance/deferred impact	—	(1,706.1)	(35.0)
Other	.2	(6.6)	—

Provision for income taxes	12.7%	1,718.6)%	1.6%

     The Company’s provision for income taxes is higher than would be expected if the statutory rate was applied to pretax income. In 2005, the Company has recorded a provision for income taxes. This provision results primarily from the reduction in state deferred tax asset due to a legislative change in New York State. The state tax provision for 2005 reflected in the table above includes the amount related to this legislative change. In 2004, the Company recorded a benefit for income taxes. This benefit resulted primarily from the reduction of the valuation allowance related to the deferred tax assets recorded. In 2004, the state benefit resulted from a reduction of the valuation allowance related to state deferred tax assets. In 2003, the expected tax differed from the actual provision because the Company was able to utilize net operating losses on which it had a valuation allowance in the prior period.
Note 9 — 401(k) Plan
     The Company maintains a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees’ contributions. Effective January 1, 2001, the Board of Directors approved Company matching of employee contributions up to a maximum of 4% of the employee’s income. Prior to this, the maximum matching contribution for participants was 3%. In January 2002, the employer match was suspended in an effort to conserve cash. Beginning in February 2004, the Company matching was reinstated up to a maximum of 2%. In November 2005, the employer match was suspended in an effort to conserve cash. For 2005, 2004, and 2003 the Company contributed $133, $174, and $0, respectively.
Note 10 — Business Segment Information
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company reports its results in three operating segments: Non-rechargeable Batteries, Rechargeable Batteries, and Technology Contracts. The Non-rechargeable Batteries segment includes 9-volt batteries, cylindrical batteries and various non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries. The Technology Contracts segment includes revenues and related costs associated with various development contracts. Corporate consists of all other items that do not specifically relate to the three segments and are not considered in the performance of the segments.

2005

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$58,509	$10,067	$1,925	$—	$70,501
Segment contribution	10,883	1,316	59	(15,160)	(2,902)
Interest expense, net				(636)	(636)
Other income (expense), net				(318)	(318)
Income taxes-current				(3)	(3)
Income taxes-deferred				(486)	(486)

Net income					(4,345)

Long-lived assets	17,825	683	—	1,423	19,931
Total assets	43,231	4,473	478	32,575	80,757
Capital expenditures	2,756	73	—	480	3,309
Depreciation and amortization expense	2,140	329	—	712	3,181
2004

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$87,899	$8,071	$2,212	$—	$98,182
Segment contribution	20,491	(582)	393	(15,207)	5,095
Interest expense, net				(482)	(482)
Other income (expense), net				566	566
Write-down of UTI investment and note receivable				(3,951)	(3,951)
Income taxes-current				(32)	(32)
Income taxes-deferred				21,136	21,136

Net income					22,332

Long-lived assets	18,110	912	—	1,180	20,202
Total assets	36,291	4,929	325	39,589	81,134
Capital expenditures	4,946	28	—	463	5,437
Depreciation and amortization expense	1,332	621	—	1,356	3,309
2003

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$77,070	$1,528	$852	$—	$79,450
Segment contribution	17,899	(1,221)	418	(11,115)	5,981
Interest expense, net				(520)	(520)
Other income (expense), net				1,092	1,092
Income taxes				(106)	(106)

Net income					6,447

Long-lived assets	13,011	2,145	—	3,057	18,213
Total assets	40,494	3,485	23	8,350	52,352
Capital expenditures	4,860	15	—	685	5,560
Depreciation and amortization expense	1,450	676	—	1,007	3,133

Geographical Information

	Revenues			Long-Lived Assets
	2005	2004	2003	2005	2004	2003

United States	$50,178	$82,035	$65,328	$16,776	$15,904	$13,844
United Kingdom	6,501	4,630	7,500	3,155	4,298	4,369
Hong Kong	479	1,463	1,489	—	—	—
Europe, excluding United Kingdom	4,421	2,406	3,396	—	—	—
Singapore*	2,610	4,114	—	—	—	—
Canada*	2,494	1,168	—
Other	3,818	2,366	1,737	—	—	—

Total	$70,501	$98,182	$79,450	$19,931	$20,202	$18,213

*	Geographical data for 2003 included in “Other” category.
Note 11 — Investment in Affiliate
     In June 2004, the Company recorded a $3,951 non-cash, non-operating charge related to the Company’s ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of its $2,401 note receivable from UTI, including accrued interest, and the book value of its $1,550 equity investment in UTI. The Company decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to the Company and its other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, the Company determined that its investment had an other than temporary decline in fair value and the Company believes that the probability of being reimbursed for the note receivable is remote. The Company continues to hold a 9.2% equity interest in UTI, although the Company believes that UTI has ceased its manufacturing operations. The Company does not believe the write-off poses a risk to its current operations or future growth prospects because UTI is no longer manufacturing product for the Company, and the Company has taken steps to establish alternate sources of supply.
     During 2004 and early 2005, the Company provided prepayments to UTI to assist that company with the purchase of raw materials and the payment of payroll costs applicable to manufacturing the products made for the Company. For the years ended December 31, 2005 and 2004, the Company purchased approximately $1,905 and $4,106, respectively, of product from UTI. At December 31, 2005 and 2004, the net amount of prepayments made to UTI was $0 and $313, respectively.
Note 12 — Fires at Manufacturing Facilities
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
     The total amount of the two losses and related expenses associated with Company-owned assets is expected to be in the range of $2,000. Of this total, $450 is related to machinery and equipment, $750 is related to inventory and $800 is required to repair and clean up the facilities. The insurance claim related to the fire at the Company’s U.S. facility was finalized in March 2005. The claim related to the fire at the U.K. facility remains open. Through October 1, 2005, the Company has received approximately $1,655 in cash from the insurance companies to compensate it for these losses. In the fourth quarter of 2004, the Company recorded a gain of $214 on the replacement of equipment destroyed in the fires. The Company expects the remaining impact on the Consolidated Statement of Operations and the net cash outflows from the Company to be negligible. For financial reporting purposes, the impairment loss and probable reimbursement are netted within the Consolidated Statement of Operations. The Company maintains replacement cost insurance on the property and equipment it owns or rents, with relatively low deductibles. The Company is continuing to work closely with the insurance companies on the remaining matters, and it expects to be fully reimbursed by the insurance companies for these losses. At December 31, 2005, the Company’s current assets in its Consolidated Balance Sheet included a receivable from insurance companies for approximately $482, representing remaining proceeds to be received. Approximately $260 of this receivable was received in January 2006.
Note 13 — Selected Quarterly Information (unaudited)
     The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) and net income (loss) per share, basic and diluted, for each quarter during the past two years:

	Quarter ended
	April 2,	July 2,	Oct 1,	Dec 31,	Full
2005	2005	2005	2005	2005	Year
Revenues	$15,363	$21,603	$15,692	$17,843	$70,501
Gross margin	2,023	4,205	2,360	3,670	12,258
Net Loss	(1,550)	(1,439)	(1,316)	(40)	(4,345)
Net Loss per share-basic	(0.11)	(0.10)	(0.09)	(0.00)	(0.30)
Net Loss per share- diluted	(0.11)	(0.10)	(0.09)	(0.00)	(0.30)

	Quarter ended
	March 27,	June 26,	Sept 25,	Dec 31,	Full
2004	2004	2004	2004	2004	Year
Revenues	$26,988	$28,439	$24,393	$18,362	$98,182
Gross margin	6,332	7,048	4,876	2,046	20,302
Net Income (loss)	3,235	(372)	1,417	18,052	22,332
Net Income (loss) per share-basic	0.23	(0.03)	0.10	1.26	1.59
Net Income (loss) per share- diluted	0.22	(0.03)	0.09	1.20	1.48
     The Company’s monthly closing schedule is a weekly-based cycle as opposed to a calendar month-based cycle. While the actual dates for the quarter-ends will change slightly each year, the Company believes that there are not any material differences when making quarterly comparisons.
     Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
     Earnings reported in the fourth quarter of 2005 include an out of period change of approximately $80 for certain inventory variances that pertained to prior quarters in 2005. Excluding this charge in the fourth quarter of 2005, the Company would have reported net income of $13 in the fourth quarter of 2005 as compared with the reported net loss of $40. Management concluded that these inventory variances did not have a significant impact on the results reported for the prior quarters in 2005; therefore, no revisions were made to the 2005 quarterly financial statements for this matter.
     Earnings in the fourth quarter of 2004 were impacted, in part, by a net income tax benefit of approximately $21,100 resulting from the recognition of a deferred tax asset.
Note 14 — Subsequent Events
     In January 2006, the Company entered into a definitive agreement to acquire all of the outstanding shares of Able New Energy Co., Ltd., an established, profitable manufacturer of lithium batteries located in Shenzhen, China, for a combination of cash, common stock and stock warrants for a total value of approximately $4,200. With more than 50 products, including a wide range of lithium-thionyl chloride and lithium-manganese dioxide batteries and coin cells, this acquisition broadens the Company’s expanding portfolio of high-energy power sources, enabling it to further penetrate large and emerging markets such as remote meter reading, RFID and other markets that will benefit from these chemistries. In addition, this acquisition will strengthen Ultralife’s global presence, facilitate its entry into the rapidly growing Chinese market and improve the Company’s access to lower cost raw materials. The cash portion of the purchase price is equal to $2,500, with $500 of the cash purchase price contingent on the achievement of certain performance milestones of the acquired business. The equity portion of the purchase price will consist of 80,000 shares of Ultralife common stock and 100,000 stock warrants, for a total equity consideration of approximately $1,700. The Company anticipates that this acquisition will be accretive in 2006. The acquisition, which is subject to customary closing conditions and approval of the Chinese government, is expected to close in the second quarter of 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation Of Disclosure Controls And Procedures – The Company’s president and chief executive officer (principal executive officer) and its vice president— finance and chief financial officer (principal financial officer) have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, the president and chief executive officer and vice president — finance and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date.
     Changes In Internal Controls Over Financial Reporting – There has been no change in the internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
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
     Ultralife’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B. OTHER INFORMATION
     None.

PART III
     The information required by Part III and each of the following items is omitted from this Report and presented in the Company’s definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company’s 2006 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The section entitled “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Report:
1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this Report.
2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	See Item 15 (c)

(b)	Exhibits. The following Exhibits are filed as a part of this Report:

Exhibit
Index	Description of Document	Incorporated By Reference to:

3.1a	Restated Certificate of Incorporation	Exhibit 3.1 of Registration Statement, File No. 33-54470 (the “1992 Registration Statement”)

3.1b	Amendment to Certificate of Incorporation of Ultralife Batteries, Inc.	Exhibit 3.1 of the Form 10-Q for the fiscal quarter ended December 31, 2000, File No. 0-20852 (“the 2000 10-Q”)

3.2	By-laws	Exhibit 3.2 of the 1992 Registration Statement

4.1	Specimen Copy of Stock Certificate	Exhibit 4.1 of the 1992 Registration Statement

10.1	Asset Purchase Agreement between the Registrant, Eastman Technology, Inc. and Eastman Kodak Company	Exhibit 10.1 of the 1992 Registration Statement

10.2	1992 Stock Option Plan, as amended	Exhibit 10.7 of the 1992 Registration Statement

10.3	Stock Option Agreement under the Company’s 1992 Stock Option Plan for incentive stock options	Exhibit 10.10 of Form 10-Q for the fiscal quarter ended December 31, 1993, File No. 0-20852 (the “1993 10-Q”); (this Exhibit may be found in SEC File No. 0-20852)

10.4	Stock Option Agreement under the Company’s 1992 Stock Option Plan for non-qualified options	Exhibit 10.10 of the 1993 10-Q (this Exhibit may be found in SEC File No. 0-20852)

10.5	Technology Transfer Agreement relating to Lithium Batteries (Confidential treatment has been granted as to certain portions of this agreement)	Exhibit 10.19 of the Company’s Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)

10.6	Technology Transfer Agreement relating to Lithium Batteries Confidential treatment has been granted as to certain portions of this agreement)	Exhibit 10.20 of the 1994 Registration Statement

10.7	Amendment to the Agreement relating to rechargeable batteries (Confidential treatment has been granted as to certain portions of this agreement)	Exhibit 10.24 of the Company’s Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)

Exhibit
Index	Description of Document	Incorporated By Reference to:

10.8	Lease agreement between Wayne County Industrial Development Agency and the Company, dated as of February 1, 1998	Exhibit 10.1 of the Company’s Registration Statement on Form S-3 filed on February 27, 1998, File No. 333-47087

10.9	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984

10.10	Lease Agreement between Winthrop Resources and the Registrant	Exhibit 10.41 of the 2001 10-K

10.11	Amended Lease Agreement between Winthrop Resources and the Registrant	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended December 31, 2001

10.12	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 10.45 of the Company’s Report on Form 10-K for the year ended June 30, 2002 (the “2002 10-K”)

10.13	Employment Agreement between the Registrant and William A. Schmitz	Exhibit 10.47 of the 2002 10-K

10.14	Stock Purchase Agreement with Ultralife Taiwan, Inc.	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 28, 2002

10.15	Financing Agreement between Ultralife Batteries (UK) Ltd. and EuroFinance	Exhibit 10 of the Form 10-Q for the quarter ended June 28, 2003

10.16	Form of Stock Purchase Agreement dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000).	Exhibit 10.1 of the Form 10-Q for the quarter ended September 27, 2003 (the “September 2003 10-Q”)

10.17	Form of Registration Rights Agreement dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000).	Exhibit 10.2 of the September 2003 10-Q

10.18	Loan and Stock Subscription Agreement with Ultralife Taiwan, Inc.	Exhibit 10.3 of the September 2003 10-Q

10.19	Credit Agreement dated as of June 30, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the quarter ended June 26, 2004 (the “June 2004 10-Q”)

10.20	General Security Agreement dated as of June 30, 2004 in favor of JPMorgan Chase Bank	Exhibit 10.2 of the June 2004 10-Q

10.21	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662

10.22	Amendment numbers One and Two to Credit Agreement dated as of September 24, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the quarter ended April 2, 2005

10.23	Base compensation information for certain executive officers of the Company	Current report on Form 8-K dated June 10, 2005

Exhibit
Index	Description of Document	Incorporated By Reference to:

10.24	Amendment number Three to Credit Agreement dated as of August 5, 2005 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the quarter ended July 2, 2005

10.25	Amendment number Four to Credit Agreement dated as of November 1, 2005 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the quarter ended October 1, 2005

10.26	Officer bonus plan for 2006 and stock option grants for officers as of December 9, 2005	Current report on Form 8-K dated December 13, 2005

10.27	Form of Resale Restriction Agreement between Ultralife Batteries, Inc. and option holders dated as of December 28, 2005	Exhibit 10 of Form 8-K filed December 30, 2005

21	Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	CEO 302 Certifications	Filed herewith

31.2	CFO 302 Certifications	Filed herewith

32	906 Certifications	Filed herewith

(c)	Financial Statement Schedules.
     The following financial statement schedules of the Registrant are filed herewith:
     Schedule II – Valuation and Qualifying Accounts

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2004	Expense	Accounts	Deductions	2005
Allowance for doubtful accounts	$284	$208	$—	$34	$458
Inventory reserves	508	221	157	18	868
Warranty reserves	326	205	—	67	464
Deferred tax valuation allowance	5,449	349	—	77	5,721

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2003	Expense	Accounts	Deductions	2004
Allowance for doubtful accounts	$168	$124	$—	$8	$284
Inventory reserves	742	405	—	639	508
Warranty reserves	278	294	—	246	326
Deferred tax valuation allowance	29,802	—	—	24,353	5,449

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2002	Expense	Accounts	Deductions	2003
Allowance for doubtful accounts	$297	$12	$—	$141	$168
Inventory reserves	535	388	—	181	742
Warranty reserves	236	90	—	48	278
Deferred tax valuation allowance	28,211	1,591	—	—	29,802

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE BATTERIES, INC.

Date: March 22, 2006	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer (Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 22, 2006	/s/ John D. Kavazanjian

John D. Kavazanjian
President, Chief Executive Officer and Director

Date: March 22, 2006	/s/ Robert W. Fishback

Robert W. Fishback
Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

Date: March 22, 2006	/s/ Patricia C. Barron

Patricia C. Barron (Director)

Date: March 22, 2006	/s/ Anthony J. Cavanna

Anthony J. Cavanna (Director)

Date: March 22, 2006	/s/ Paula H. J. Cholmondeley

Paula H. J. Cholmondeley (Director)

Date: March 22, 2006	/s/ Daniel W. Christman

Daniel W. Christman (Director)

Date: March 22, 2006	/s/ Carl H. Rosner

Carl H. Rosner (Director)

Date: March 22, 2006	/s/ Ranjit C. Singh

Ranjit C. Singh (Director)