Form 10-Q
period 2006-04-01
ULTRALIFE BATTERIES INC
filed 2006-05-11
CIK 875657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One)
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.10 par value – 14,779,841 shares of common stock outstanding, net of 727,250 treasury shares, as of April 1, 2006.

ULTRALIFE BATTERIES, INC.
INDEX

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	April 1,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$3,491	$3,214
Trade accounts receivable (less allowance for doubtful accounts of $435 at April 1, 2006 and $458 at December 31, 2005)	12,869	10,965
Inventories	18,868	19,446
Due from insurance company	311	482
Deferred tax asset — current	2,470	2,508
Prepaid expenses and other current assets	1,408	2,747

Total current assets	39,417	39,362

Property, plant and equipment, net	19,602	19,931

Other assets:
Security deposits and other	243	243
Deferred tax asset — non-current	21,169	21,221

	21,412	21,464

Total Assets	$80,431	$80,757

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt and current portion of long-term debt	$7,184	$7,715
Accounts payable	5,336	5,218
Income taxes payable	4	—
Other current liabilities	4,761	5,450

Total current liabilities	17,285	18,383

Long-term liabilities:
Debt and capital lease obligations	25	25
Other long-term liabilities	282	242

Total long-term liabilities	307	267

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,507,091 at April 1, 2006 and 15,471,446 at December 31, 2005	1,551	1,547
Capital in excess of par value	131,045	130,530
Accumulated other comprehensive loss	(981)	(1,054)
Accumulated deficit	(66,398)	(66,538)

	65,217	64,485

Less —Treasury stock, at cost — 727,250 shares	2,378	2,378

Total shareholders’ equity	62,839	62,107

Total Liabilities and Shareholders’ Equity	$80,431	$80,757

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended
	April 1,	April 2,
	2006	2005
Revenues	$18,319	$15,363

Cost of products sold	14,349	13,340

Gross margin	3,970	2,023

Operating expenses:
Research and development	960	846
Selling, general, and administrative	2,782	2,901

Total operating expenses	3,742	3,747

Operating income/(loss)	228	(1,724)

Other income (expense):
Interest income	45	60
Interest expense	(205)	(193)
Gain on insurance settlement	148	—
Miscellaneous	8	(3)

Income/(loss) before income taxes	224	(1,860)

Income tax provision/(benefit)-current	4	(17)
Income tax provision/(benefit)-deferred	80	(293)

Total income taxes	84	(310)

Net Income/(Loss)	$140	$(1,550)

Earnings/(Loss) per share — basic	$0.01	$(0.11)

Earnings/(Loss) per share — diluted	$0.01	$(0.11)

Weighted average shares outstanding — basic	14,756	14,376

Weighted average shares outstanding — diluted	15,130	14,376

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three-Month Periods Ended
	April 1,	April 2,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$140	$(1,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	835	802
Gain on asset disposal	—	(4)
Gain on insurance settlement	(148)	—
Foreign exchange gain	8	10
Non-cash stock-based compensation	258	20
Change in deferred taxes	80	(281)
Changes in operating assets and liabilities:
Accounts receivable	(1,883)	(815)
Inventories	614	(2,090)
Prepaid expenses and other current assets	1,355	390
Insurance receivable relating to fires	251	795
Income taxes payable	4	—
Accounts payable and other liabilities	(558)	2,536

Net cash provided by (used in) operating activities	956	(187)

INVESTING ACTIVITIES
Purchase of property and equipment	(383)	(533)
Proceeds from asset disposal	—	8
Sales of securities	—	1,000

Net cash (used in) provided by investing activities	(383)	475

FINANCING ACTIVITIES
Net change in revolving credit facilities	(37)	(176)
Proceeds from issuance of common stock	261	714
Principal payments on long-term debt and capital lease obligations	(500)	(667)

Net cash used in financing activities	(276)	(129)

Effect of exchange rate changes on cash	(20)	23

Increase in cash and cash equivalents	277	182

Cash and cash equivalents at beginning of period	3,214	10,529

Cash and cash equivalents at end of period	$3,491	$10,711

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$2	$—

Interest paid	$184	$158

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands – Except Share and Per Share Amounts)
(unaudited)
1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company’s Form 10-K for the twelve-month period ended December 31, 2005.
     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     The Company’s monthly closing schedule is a weekly-based cycle as opposed to a calendar month-based cycle. While the actual dates for the quarter-ends will change slightly each year, the Company believes that there are not any material differences when making quarterly comparisons.
2.	EARNINGS (LOSS) PER SHARE
     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by potentially dilutive common shares, which include stock options and warrants.
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
     The computation of basic and diluted (loss) earnings per share is summarized as follows:

	Three-Month Periods Ended
(In thousands, except per share data)	April 1, 2006	April 2, 2005

Net Income/(Loss) (a)	$140	$(1,550)

Average Shares Outstanding – Basic (b)	14,756	14,376

Effect of Dilutive Securities:
Stock Options / Warrants	374	—

Average Shares Outstanding – Diluted (c)	15,130	14,376

EPS – Basic (a/b)	$.01	$(0.11)
EPS – Diluted (a/c)	$.01	$(0.11)

     The Company also had the equivalent of 720,094 options and warrants outstanding for the three-month period ended April 2, 2005, which were not included in the computation of diluted EPS because these securities would have been anti-dilutive for that period.
3.	STOCK-BASED COMPENSATION
          The Company has various stock-based employee compensation plans. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company adopted FAS 123R using the modified prospective method and, accordingly, did not restate prior periods presented in this Form 10-Q to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.
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
          The shareholders of the Company have also approved a 1992 stock option plan that is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth year. The NQSOs vest immediately and expire on the sixth year. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of April 1, 2006, there were 113,900 stock options outstanding under this plan.
          Effective July 12, 1999, the Company granted the current CEO options to purchase 500,000 shares of Common Stock at $5.19 per share outside of any of the stock option plans. Of these, 50,000 options were exercisable on the grant date, and the remaining options became exercisable in annual increments of 90,000 over a five-year period commencing July 12, 2000 through July 12, 2004, and expire on July 12, 2005. As of April 1, 2006, there were no options outstanding under this plan. Since these options were granted without shareholder approval, any gains resulting from exercises of these options that cause the CEO compensation to exceed $1,000 in any year may not be deductible by the Company for income tax purposes.
          Effective December 2000, the Company established the 2000 stock option plan which is substantially the same as the 1991 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000, to a total of 1,000,000. In June 2004, shareholders approved an amendment to the 2000 Plan, increasing the number of shares of Common Stock by 750,000, as well as adding flexibility to award restricted stock, among other things. Options granted under the revised 2000 plan are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest at twenty percent per year for five years and expire within the sixth or seventh year. Certain ISOs granted to officers vest over three years and expire in the seventh year. All NQSOs issued to non-employee directors vest immediately and expire in either the sixth or seventh year. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of April 1, 2006, there were 1,316,471 stock options outstanding under this plan.
     As a result of adopting FAS 123R on January 1, 2006, the Company recorded compensation cost related to stock options of $258 for the three-month period ended April 1, 2006. As of April 1, 2006, there was $1,025 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.58 years.
     Prior to January 1, 2006, the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which required compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options was reflected in net income (loss).
     The effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”, to stock-based employee compensation for the three month period ended April 2, 2005 was as follows:

Net loss, as reported	$(1,550)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(518)

Pro forma net loss	$(2,068)

Loss per share:
Basic – as reported	$(0.11)
Basic – pro forma	$(0.14)
Diluted – as reported	$(0.11)
Diluted – pro forma	$(0.14)
     The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the first quarter of 2006:

Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0%
Weighted average expected life (years)	3.12
     The Company calculates expected volatility for stock options by taking an average of historical volatility over the past 5 years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.
     Stock option activity for the first quarter of 2006 is summarized as follows (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value
Shares under option at January 1, 2006	1,430,271	$10.94
Options granted	41,500	$12.68
Options exercised	(35,100)	$7.30
Options forfeited	(1,800)	$6.58
Options expired	(4,500)	$16.03

Shares under option at April 1, 2006	1,430,371	$11.07	4.48 years	$4,454

Vested and expected to vest at April 1, 2006	1,383,206	$11.10	4.44 years	$4,328

Options exercisable at April 1, 2006	976,745	$12.42	4.51 years	$2,271
     The weighted average fair value of options granted during the three months ended April 1, 2006 was $5.51. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended April 1, 2006 was $164. During the three months ended April 1, 2006, the amount of cash received from the exercise of stock options was $256. The total fair value of shares vested during the period is $175.
     Prior to adopting FAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. FAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the first quarter of 2006. Cash received from option exercises during the first quarter of 2006 and 2005 was $261 and $714, respectively.

4.	COMPREHENSIVE INCOME (LOSS)
     The components of the Company’s total comprehensive income (loss) were:

	Three-Month Periods Ended
	April 1,	April 2,
	2006	2005

Net income (loss)	$140	$(1,550)
Foreign currency translation adjustments	52	(152)
Change in fair value of derivatives, net of tax	21	119

Total comprehensive income (loss)	$213	$(1,583)

5.	INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	April 1, 2006	December 31, 2005

Raw materials	$8,965	$8,817
Work in process	8,221	8,648
Finished goods	2,473	2,849

	19,659	20,314
Less: Reserve for obsolescence	791	868

	$18,868	$19,446

6.	PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	April 1, 2006	December 31, 2005

Land	$123	$123
Buildings and leasehold improvements	4,229	4,229
Machinery and equipment	38,984	37,876
Furniture and fixtures	789	788
Computer hardware and software	2,205	2,197
Construction in progress	474	1,059

	46,804	46,272
Less: Accumulated depreciation	27,202	26,341

	$19,602	$19,931

     During the quarter ended April 1, 2006, the Company recorded a non-cash addition of $71 of property, plant and equipment related to the extinguishment of a receivable.

7.	DEBT
     On June 30, 2004, the Company closed on a new $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT (as defined) to interest expense ratio, and a current assets to total liabilities ratio.
     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure, and remains at that rate as of April 1, 2006. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at April 1, 2006 resulted in an asset of $123, all of which was reflected as short-term.
     As of April 1, 2006, the Company had $6,667 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. At April 1, 2006, the Company was not in compliance with the EBIT (as defined) to interest covenant, as amended. Subsequent to the end of the quarter, however, the banks provided the Company with a waiver of the financial covenant violation as of the end of the first quarter of 2006. (See Note 13 concerning a bank waiver for this financial covenant violation.) As a result of the uncertainty of the Company’s ability to comply with the more restrictive financial covenants within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of April 1, 2006. While the revolver arrangement provides for up to $15,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited by the financial covenants. At April 1, 2006, the Company had $2,200 of outstanding letters of credit related to this facility. In addition, the Company’s additional borrowing capacity under the revolver component of the credit facility as of April 1, 2006 was approximately $4,500.
     As of April 1, 2006, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $494 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $280 in additional borrowing capacity under this credit facility as of April 1, 2006.
8.	INCOME TAXES
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
     For the three-month period ended April 1, 2006, the Company recorded an income tax provision of $84, related mainly to the income reported for U.S. operations during the period. The Company has not recognized a deferred tax asset pertaining to cumulative historical losses for its U.K. subsidiary, as management does not believe it is more likely than not that they will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.K. subsidiary reflected in the Condensed Consolidated Statement of Income.
     At April 1, 2006, the Company has a deferred tax asset of $23,639 reflecting significant net operating losses related to past years’ cumulative losses. The Company believes that it is more likely than not that it will be able to utilize the U.S. net operating loss carryforwards that have accumulated over time. Management’s belief is based on the expectation that the U.S. federal and state deferred tax assets will be realized primarily through future taxable income from operations, and partly from reversing taxable temporary differences. The Company will continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. net operating losses and other deferred tax assets.
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
9.	COMMITMENTS AND CONTINGENCIES
     As of April 1, 2006, the Company had open capital commitments to purchase approximately $146 of production machinery and equipment.
     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during the first three months in 2006 were as follows:

Balance at December 31, 2005	$464
Accruals for warranties issued	18
Settlements made	(22)

Balance at April 1, 2006	$460

     A retail end-user of a product manufactured by one of the Company’s customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife assured the Customer that it would honor its warranty by replacing any batteries that may be determined to be defective. Subsequently, the Company learned that the end-user and the Customer settled the matter. In February 2005, Ultralife and the Customer entered into a settlement agreement. Under the terms of the agreement, Ultralife has agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under the Company’s standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released Ultralife from any and all liability with respect to this matter. Consequently, the Company does not anticipate any further expenses with regard to this matter other than its obligations under the settlement agreement. The Company’s warranty reserve as of April 1, 2006 includes an accrual related to anticipated replacements under this agreement. Further, the Company does not expect the ongoing terms of the settlement agreement to have a material impact on the Company’s operations or financial condition.
     The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through April 1, 2006, total costs incurred have amounted to approximately $100, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. The Company received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. The Company’s outside environmental consulting firm is preparing a final investigation report to be submitted to the NYSDEC by the end of May 2006. The environmental consulting firm previously estimated that the final cost to the Company to remediate the requested area would be approximately $28, based on the submitted work plan. This further analysis will increase the estimated remediation costs modestly. At April 1, 2006 and December 31, 2005, the Company had $45 and $38, respectively, reserved for this matter.
     The Company has had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of April 1, 2006, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-

audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (DCAA) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. The Company has reviewed these audit reports, has submitted its response to these audits and believes, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While the Company believes that potential exposure exists relating to any final negotiation of these proposed adjustments, it cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on the Company’s business, financial condition and results of operations.
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
Three-Month Period Ended April 1, 2006

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$15,645	$2,565	$109	$—	$18,319
Segment contribution	3,322	696	(48)	(3,742)	228
Interest expense, net				(160)	(160)
Miscellaneous				156	156
Income taxes-current				(4)	(4)
Income taxes-deferred				(80)	(80)

Net income					$140
Total assets	$46,103	$3,907	$0	$30,421	$80,431
Three Month Period Ended April 2, 2005

	Non-
	rechargeable	Rechargeable	Technology
	Batteries	Batteries	Contracts	Corporate	Total

Revenues	$12,808	$2,128	$427	$—	$15,363
Segment contribution	1,940	51	32	(3,747)	(1,724)
Interest expense, net				(133)	(133)
Miscellaneous				(3)	(3)
Income taxes-current				17	17
Income taxes-deferred				293	293

Net loss					$(1,550)
Total assets	$38,850	$4,461	$510	$38,255	$82,076

11.	FIRES AT MANUFACTURING FACILITIES
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
     The total amount of the two losses and related expenses associated with Company-owned assets was approximately $2,000. Of this total, approximately $450 was related to machinery and equipment, approximately $750 was related to inventory and approximately $800 was required to repair and clean up the facilities. The insurance claim related to the fire at the Company’s U.S. facility was finalized in March 2005. As of April 1, 2006, the Company had received notice of a final claim settlement for the U.K. facility. Through April 1, 2006, the Company has received approximately $1,900 in cash from the insurance companies to compensate it for its losses. As a result of the final settlement for the fire at the U.K. facility, the Company reflected a gain of $148 in the first quarter of 2006 related to equipment and inventory damage. At April 1, 2006, the Company’s current assets in its Condensed Consolidated Balance Sheet included a receivable from insurance companies for $311, representing remaining proceeds to be received. In April 2006 the Company received payment in final settlement.
12.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently assessing any potential impact of adopting this pronouncement.
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS” No. 156), “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company is assessing any potential impact of adopting this pronouncement.
13.	SUBSEQUENT EVENTS AND LIQUIDITY
     At April 1, 2006, the Company was not in compliance with the EBIT (as defined) to interest covenant pertaining to its $25,000 credit facility, as amended, with its primary lending banks. On May 3, 2006, however, the banks provided the Company with a waiver of the financial covenant violation as of the end of the first quarter of 2006.
     As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company is continuing to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of April 1, 2006.
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
     As of April 1, 2006, cash and cash equivalents totaled $3,491, an increase of $277 from the beginning of the year.
     Management’s plan to achieve sustained operational profitability and reduce the negative cash flows from operations that it experienced during 2005 includes reducing the build-up of inventory related to the production of BA-5390s and executing certain cost cutting objectives that were begun in September 2005. Additionally, the Company believes it has adequate third party financing available to fund its operations or could obtain other financing, if needed.
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
     On May 1, 2006, the Company entered into a definitive agreement to acquire substantially all of the assets of McDowell Research, Limited (McDowell), a manufacturer of military communications accessories located in Waco, Texas, for a total value of approximately $25,000. The acquisition is expected to close by the end of July 2006. Under the terms of the agreement, the purchase price of approximately $25,000 will consist of $5,000 cash and a $20,000 non-transferable convertible note to be held by the sellers. The cash portion is expected to be financed by Ultralife’s primary lending banks. The $20,000 convertible note carries a five year term and is convertible at $15 per share into 1.33 million shares of Ultralife common stock, with a forced conversion feature at $17.50 per share. Ultralife anticipates that this acquisition will be accretive in 2006.

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained herein and the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2005.
     The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars.
General
     Ultralife Batteries, Inc. is a global provider of power solutions for diverse applications. The Company develops, manufactures and markets a wide range of non-rechargeable and rechargeable batteries, charging systems and accessories for use in military, industrial and consumer portable electronic products. Through its range of standard products and engineered solutions, Ultralife is at the forefront of providing the next generation of power systems. The Company believes that its technologies allow the Company to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available.
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

Results of Operations (dollars in thousands, except per share amounts)
Three-month periods ended April 1, 2006 and April 2, 2005
               Impact of Adoption of FAS 123R. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company adopted the modified prospective method of adoption, resulting in no restatement of the Company’s prior period results. The total amount of non-cash, stock-based compensation expense for the first quarter of 2006 was $258. Since the Company had not adopted this pronouncement in 2005, there was no expense for share-based compensation in the Company’s 2005 reported results. (See Note 3 for additional information.)
          In order for investors to be able to accurately assess the change in the Company’s operating performance from year to year, a reconciliation from the Company’s reported results to a non-GAAP measurement is being provided. The table below presents a reconciliation from the reported results to a non-GAAP measurement by adjusting out the stock-based compensation expense included in the first quarter 2006 results and comparing it to the comparable period results in 2005.

	Three-Month		Three-Month	Three-Month
	Period Ended		Period Ended	Period Ended
	April 1, 2006	FAS 123R	April 1, 2006	April 2, 2005
	(as reported)	Impact	(as adjusted)	(as reported)
Revenues	$18,319	$—	$18,319	$15,363
Cost of Products Sold	14,349	(34)	14,315	13,340

Gross Margin	3,970	34	4,004	2,023
Operating Expenses	3,742	(224)	3,518	3,747

Operating Income/(Loss)	$228	$258	$486	$(1,724)

          The information provided in the table above provides the added information of showing the effect of the adoption of FAS123R on gross margin and operating expenses as they affect the Company’s business model. The Company believes that this provides added information to investors who seek to utilize this information, which although not a GAAP measurement, is utilized in several recognized models of the value of a firm.
          Revenues. Consolidated revenues for the three-month period ended April 1, 2006 amounted to $18,319, an increase of $2,956, or 19%, from the $15,363 reported in the same quarter in the prior year. Non-rechargeable battery sales increased $2,837, or 22%, from $12,808 last year to $15,645 this year. This increase is attributable to higher sales of batteries to commercial customers, particularly in the automotive telematics market, and modestly higher sales of a variety of batteries to military customers. These increases were offset in part by a decline in 9-volt sales. Rechargeable revenues increased $437, or 21%, from $2,128 to $2,565, driven by increases in a broadening base of rechargeable products. Technology Contract revenues were $109 in the first quarter of 2006, a decrease of $318 from the $427 reported in the first quarter of 2005 mainly attributable to the nearing of completion on the Company’s development contract with General Dynamics.
          Cost of Products Sold. Cost of products sold totaled $14,349 for the quarter ended April 1, 2006, an increase of $1,009, or 8%, over the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $3,970, an increase of $1,947 over the $2,023 reported in the same quarter in the prior year due to the increase in revenues and a favorable product mix. As a percentage of revenues, gross margins amounted to 22% in the first quarter of 2006, an increase from 13% reported in the first quarter of 2005. Non-rechargeable battery margins were $3,322, or 21% of revenues, for the first quarter of 2006 compared with $1,940, or 15% of revenues, in the same period in 2005 primarily due to increased production efficiencies. In the Company’s Rechargeable operations, gross margin amounted to $696 in the first quarter of 2006, or 27% of revenues, compared to $51, or 2% of revenues, in 2005, an improvement of $645 related to the sales shift to higher margin batteries and chargers from digital camera batteries. Gross margins in the Technology Contract segment resulted in a loss of $48, in the first quarter of 2006, compared to a profit of $32, or 7%, in 2005, a decline of $80 mainly due to varying margins realized under different technology contracts. The negative margin in the first quarter of 2006 resulted from an adjustment of the anticipated margin on the overall contract with General Dynamics.
          Operating Expenses. Operating expenses for the three-month period ended April 1, 2006 totaled $3,742, a $5 decrease from the prior year’s amount of $3,747. Excluding the impact of expensing stock options of $224 related to the adoption of FAS 123R in 2006, operating expenses decreased $229. Research and development charges increased $114 to $960 in 2006 as the Company continued to increase its investment in new product development. Selling, general, and administrative expenses decreased $119 to $2,782. Excluding the impact of expensing stock options of $217, selling, general, and administrative expenses decreased $336 due mainly to lower consulting fees and professional services. Overall, operating expenses as a percentage of sales decreased to 20% in the first quarter of 2006 from 24% in 2005 due to the higher revenue base.
          Other Income (Expense). Interest expense, net, for the first quarter of 2006 was $160, an increase of $27 from the comparable period in 2005, mainly related to lower interest income on lower invested cash as well as higher interest rates associated with the Company’s outstanding debt. During the first quarter of 2006, the Company recorded a $148 gain from insurance settlement related to the finalization of an insurance claim for the U.K. operation. (See Note 11 for additional information.)
          Income Taxes. The Company reflected a tax provision of $84 for the first quarter of 2006 compared with a benefit of $310 in the first quarter of 2005. The effective tax rate for the first quarter of 2006 was 38% compared with 17% for the same period a year ago. The variation in the rates is due to the combination of income and losses in each of the Company’s tax jurisdictions, which is particularly influenced by no tax provision or benefit being recorded for the Company’s U.K. operation due to its history of losses. Since the Company has significant net operating loss carryforwards, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
          Net (Loss)/Income. Net income and income per share were $140 and $0.01, respectively, for the three months ended April 1, 2006, compared to net loss and loss per share of $1,550 and $0.11, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,376,000 in the first quarter of 2005 to 14,756,000 in 2006 mainly due to stock option exercises.
Liquidity and Capital Resources (dollars in thousands)
          As of April 1, 2006, cash and cash equivalents totaled $3,491, an increase of $277 from the beginning of the year. During the three-month period ended April 1, 2006, operating activities provided $956 in cash as compared to a use of $187 for the three-month period ended April 2, 2005. The generation of cash from operating activities in 2006 resulted mainly from an increase in net income and decreases in inventory, prepaids and other current assets, offset partially by increases in accounts receivable and a decrease in accounts payable and other liabilities. Decreases in inventory levels related to sales of BA-5390 batteries were partially offset by product line ramp ups to support the BA-5347 production and the rechargeable product line.
          The Company used $383 in cash for investing activities during the first three-month period of 2006 compared with $475 in cash provided from investing activities in the same period in 2005. The Company used $383 to purchase plant, property and equipment in 2006, down from $533 for the same period in 2005. In 2005, the Company sold certain investment securities that resulted in an increase in cash and cash equivalents of $1,000.
          During the three-month period ended April 1, 2006, the Company used $276 in funds from financing activities compared to using $129 in funds in the same period of 2005. The financing activities in 2006 included inflows from the issuance of stock, mainly as stock options were exercised during the period, offset by outflows for principal payments of term debt under the Company’s primary credit facility. During the first three months of 2006, the Company issued 36,000 shares of common stock, primarily as a result of exercises of stock options, and the Company received approximately $261 in cash proceeds as a result of these transactions.
          Inventory turnover for the first three months of 2006 was an annualized rate of approximately 2.7 turns per year, down from the 3.4 turns for all of 2005. The Company’s inventory levels are relatively high due a buildup of BA-5390 batteries during 2004 and 2005 in anticipation of orders from the military, a transition of certain European customers to newer, more cost-effective products, and the initial stocking of “Warstoppers” inventory for surge demand for the military. The Company’s Days Sales Outstanding (DSOs) was an average of 47 days for the first three months of 2006, relatively consistent with the 45 days reflected for the full year of 2005.
          At April 1, 2006, the Company had a capital lease obligation outstanding of $48 for the Company’s Newark, New York offices and manufacturing facilities.
          As of April 1, 2006, the Company had open capital commitments to purchase approximately $146 of production machinery and equipment.
          On June 30, 2004, the Company closed on a new $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including its subsidiary in the U.K. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT (as defined) to interest expense ratio, and a current assets to total liabilities ratio.
          On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure, and remains at that rate as of April 1, 2006. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at April 1, 2006 resulted in an asset of $123, all of which was reflected as short-term.
          As of April 1, 2006, the Company had $6,667 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. At April 1, 2006, the Company was not in compliance with the EBIT (as defined) to interest covenant, as amended. Subsequent to the end of the quarter, however, the banks provided the Company with a waiver of the financial covenant violation as of the end of the first quarter of 2006. (See Note 13 concerning a bank waiver for this financial covenant violation.) As a result of the uncertainty of the Company’s ability to comply with the more restrictive financial covenants within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of April 1, 2006. While the revolver arrangement provides for up to $15,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited by the financial covenants. At April 1, 2006, the Company had $2,200 of outstanding letters of credit related to this facility. In addition, the Company’s additional borrowing capacity under the revolver component of the credit facility as of April 1, 2006 was approximately $4,500.
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
          As of April 1, 2006, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had approximately $494 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $280 in additional borrowing capacity under this credit facility as of April 1, 2006.
          During the first three-month periods of 2006 and 2005, the Company issued 36,000 and 122,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. The Company received approximately $261 in 2006 and $714 in 2005 in cash proceeds as a result of these transactions.
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
          Outlook (in thousands of dollars)
          Management expects revenues in the second quarter of 2006 to be approximately $20,000, with upside dependent in part upon additional military orders. Management anticipates operating income will be in the range of $500 in the second quarter, including $300 of non-cash stock-based compensation expense.
          Regarding revenue for the full year of 2006, the Company reiterates its outlook for at least $90,000 on the base business of the Company, excluding acquisitions, with significant growth in the second half of the year related to growth in military sales, particularly BA-5390s. Growth above $90,000 will continue to depend on a number of factors, including the pace at which the military transitions to lithium-manganese dioxide technology, and further expansion in commercial markets.
          In January 2006, the Company entered into a definitive agreement to acquire all of the outstanding shares of Able New Energy Co., Ltd., an established, profitable manufacturer of lithium batteries located in Shenzhen, China, for a combination of cash, common stock and stock warrants for a total value of approximately $4,200. In 2005, based on preliminary unaudited figures, which have been reviewed by management, Able generated approximately $300 in operating profit on approximately $2,300 in revenue. With more than 50 products, including a wide range of lithium-thionyl chloride and lithium-manganese dioxide batteries and coin cells, this acquisition will broaden the Company’s expanding portfolio of high-energy power sources, enabling it to further penetrate large and emerging markets such as remote meter reading, RFID and other markets that will benefit from these chemistries. In addition, this acquisition will strengthen Ultralife’s global presence, facilitate its entry into the rapidly growing Chinese market and improve the Company’s access to lower cost raw materials. The cash portion of the purchase price is equal to $2,500, with $500 of the cash purchase price contingent on the achievement of certain performance milestones of the acquired business. The equity portion of the purchase price will consist of 80,000 shares of Ultralife common stock and 100,000 stock warrants, for a total equity consideration of approximately $1,700. The Company anticipates that this acquisition will be accretive in 2006. The acquisition, which is subject to customary closing conditions and approval of the Chinese government, is currently expected to close in May 2006.
     On May 1, 2006, the Company entered into a definitive agreement to acquire substantially all of the assets of McDowell Research, Limited (McDowell), a manufacturer of military communications accessories located in Waco, Texas, for a total value of approximately $25,000. The acquisition is expected to close by the end of July 2006. In 2005, McDowell generated approximately $3,200 in operating income, excluding non-recurring development costs of $1,600, on approximately $22,000 in revenue. Under the terms of the agreement, the purchase price of approximately $25,000 will consist of

$5,000 in cash and a $20,000 non-transferable convertible note to be held by the sellers. The cash portion is expected to be financed by Ultralife’s primary lending banks. The $20,000 convertible note carries a five year term and is convertible at $15 per share into 1.33 million shares of Ultralife common stock, with a forced conversion feature at $17.50 per share. Ultralife anticipates that this acquisition will be accretive in 2006.
     As of April 1, 2006, the Company had $6,667 outstanding under the term loan component of its credit facility with its primary lending banks and nothing was outstanding under the revolver component. On May 3, 2006, the Company’s primary lending banks provided the Company with a waiver related to the violation of the EBIT (as defined) to interest financial covenant in the first quarter of 2006. As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company continues to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of April 1, 2006. In order to accommodate the acquisition of McDowell, the banks are working on an amendment to the credit facility that is necessary to be completed prior to the closing of this acquisition. While the Company believes relations with its lenders are good and has received waivers for non-compliance with financial covenants, as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, the Company believes it has, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course.
Recent Accounting Pronouncements and Developments
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently assessing any potential impact of adopting this pronouncement.
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS” No. 156), “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-

downs. SFAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company is assessing any potential impact of adopting this provision.
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
     During the first three months of 2006, there were no significant changes in the manner in which the Company’s significant accounting policies were applied or in which related assumptions and estimates were developed. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company adopted FAS 123R using the modified prospective method and, accordingly, did not restate prior periods presented in this Form 10-Q to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. The Company calculates expected volatility for stock options by taking an average of historical volatility over the past 5 years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     (in whole dollars)
     The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of commercial paper and U.S. corporate bonds. In July 2004, the Company entered into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of April 1, 2006, a one basis point move in the Eurodollar spread would have a $1,000 value change. (See Note 7 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through April 1, 2006, total costs incurred have amounted to approximately $100, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. The Company received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. The Company’s outside environmental consulting firm is preparing a final investigation report to be submitted to the NYSDEC by the end of May 2006. The environmental consulting firm previously estimated that the final cost to the Company to remediate the requested area would be approximately $28, based on the submitted work plan. This further analysis will increase the estimated remediation costs modestly. At April 1, 2006 and December 31, 2005, the Company had $45 and $38, respectively, reserved for this matter.

Item 6. Exhibits
10.1	Agreement on Transfer of Shares in Able New Energy Co., Limited By Ultralife Batteries, Inc. and Huang Deyong, Li Xiaochun, and Zhu Dehong dated January 25, 2006

10.2	First Amendment to Agreement on Transfer of Shares in Able New Energy Co., Limited By Able New Energy Co., Limited and Huang Deyong, Li Xiaochun, and Zhu Dehong

10.3	Agreement on Transfer of Equity Shares in Able New Energy Co., Ltd By Ultralife Batteries, Inc. and Huang Deyong, Li Xiaochun, and Zhu Dehong dated January 25, 2006

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification – CFO

32	Section 906 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC.
(Registrant)

Date: May 10, 2006	By:	/s/ John D. Kavazanjian

John D. Kavazanjian
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Robert W. Fishback

Robert W. Fishback
Vice President — Finance and Chief
Financial Officer

Index to Exhibits
10.1	Agreement on Transfer of Shares in Able New Energy Co., Limited By Ultralife Batteries, Inc. and Huang Deyong, Li Xiaochun, and Zhu Dehong dated January 25, 2006

10.2	First Amendment to Agreement on Transfer of Shares in Able New Energy Co., Limited By Able New Energy Co., Limited and Huang Deyong, Li Xiaochun, and Zhu Dehong

10.3	Agreement on Transfer of Equity Shares in Able New Energy Co., Ltd By Ultralife Batteries, Inc. and Huang Deyong, Li Xiaochun, and Zhu Dehong dated January 25, 2006

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification – CFO

32	Section 906 Certifications