Form 10-Q
period 2006-07-01
ULTRALIFE BATTERIES INC
filed 2006-08-10
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer  ☐          Accelerated Filer  ☑           Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.10 par value — 14,921,588 shares of common stock outstanding, net of 727,250 treasury shares, as of July 1, 2006.

ULTRALIFE BATTERIES, INC.
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	July 1,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$4,237	$3,214
Trade accounts receivable (less allowance for doubtful accounts of $355 at July 1, 2006 and $458 at December 31, 2005)	12,748	10,965
Inventories	17,010	19,446
Due from insurance company	—	482
Deferred tax asset — current	2,406	2,508
Prepaid expenses and other current assets	1,752	2,747

Total current assets	38,153	39,362

Property, plant and equipment, net	19,892	19,931

Goodwill and Intangible Assets	2,806	—

Other assets:
Security deposits and other	12	243
Deferred tax asset — non-current	20,880	21,221

	20,892	21,464

Total Assets	$81,743	$80,757

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt and current portion of long-term debt	$6,190	$7,715
Accounts payable	5,681	5,218
Income taxes payable	23	—
Other current liabilities	4,168	5,450

Total current liabilities	16,062	18,383

Long-term liabilities:
Debt and capital lease obligations	25	25
Other long-term liabilities	251	242

Total long-term liabilities	276	267

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 15,648,838 at July 1, 2006 and 15,471,446 at December 31, 2005	1,565	1,547
Capital in excess of par value	133,159	130,530
Accumulated other comprehensive loss	(652)	(1,054)
Accumulated deficit	(66,289)	(66,538)

	67,783	64,485

Less —Treasury stock, at cost — 727,250 shares	2,378	2,378

Total shareholders’ equity	65,405	62,107

Total Liabilities and Shareholders’ Equity	$81,743	$80,757

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Revenues	$21,393	$21,603	$39,712	$36,966

Cost of products sold	17,016	17,398	31,365	30,738

Gross margin	4,377	4,205	8,347	6,228

Operating expenses:
Research and development	884	1,059	1,844	1,905
Selling, general, and administrative	3,032	2,942	5,814	5,843

Total operating expenses	3,916	4,001	7,658	7,748

Operating income/(loss)	461	204	689	(1,520)

Other income (expense):
Interest income	40	58	85	118
Interest expense	(207)	(180)	(412)	(373)
Gain on insurance settlement	43	—	191	—
Miscellaneous	139	(191)	147	(194)

Income/(loss) before income taxes	476	(109)	700	(1,969)

Income tax provision/(benefit)—current	20	15	24	(2)
Income tax provision/(benefit)—deferred	347	1,315	427	1,022

Total income taxes	367	1,330	451	1,020

Net Income/(Loss)	$109	$(1,439)	$249	$(2,989)

Earnings/(Loss) per share — basic	$0.01	$(0.10)	$0.02	$(0.21)

Earnings/(Loss) per share — diluted	$0.01	$(0.10)	$0.02	$(0.21)

Weighted average shares outstanding — basic	14,851	14,450	14,807	14,413

Weighted average shares outstanding — diluted	15,165	14,450	15,150	14,413

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Periods Ended
	July 1,	July 2,
	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$249	$(2,989)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,817	1,613
Loss on asset disposal	—	6
Gain on insurance settlement	(191)	—
Foreign exchange (gain)/loss	(147)	203
Non-cash stock-based compensation	566	20
Changes in deferred taxes	427	1,035
Changes in operating assets and liabilities, net of effects from the purchase of ABLE:
Accounts receivable	(1,332)	(1,593)
Inventories	3,455	(3,849)
Prepaid expenses and other current assets	1,236	180
Insurance receivable relating to fires	602	699
Income taxes payable	23	—
Accounts payable and other liabilities	(2,234)	3,276

Net cash provided by (used in) operating activities	4,471	(1,399)

INVESTING ACTIVITIES
Purchase of property and equipment	(651)	(1,972)
Proceeds from asset disposal	—	10
Sales of securities	—	1,000
Payment for purchase of ABLE, net of cash acquired	(1,946)	—

Net cash used in investing activities	(2,597)	(962)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(525)	129
Proceeds from issuance of common stock	555	1,100
Principal payments on long-term debt and capital lease obligations	(1,000)	(1,167)

Net cash (used in) provided by in financing activities	(970)	62

Effect of exchange rate changes on cash	119	(62)

Increase (decrease) in cash and cash equivalents	1,023	(2,361)

Cash and cash equivalents at beginning of period	3,214	10,529

Cash and cash equivalents at end of period	$4,237	$8,168

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$5	$—

Interest paid	$363	$277

Noncash investing and financing activities:
Issuance of common stock and stock warrants for purchase of ABLE	$1,526	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands — Except Share and Per Share Amounts)
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
2. ACQUISITIONS
     On May 19, 2006, the Company acquired ABLE New Energy Co., Ltd. (“ABLE”), an established, profitable manufacturer of lithium batteries located in Shenzhen, China. With more than 50 products, including a wide range of lithium-thionyl chloride and lithium-manganese dioxide batteries and coin cells, this acquisition broadens the Company’s expanding portfolio of high-energy power sources, enabling it to further penetrate large and emerging markets such as remote meter reading, RFID and other markets that will benefit from these chemistries. The Company expects this acquisition will strengthen Ultralife’s global presence, facilitate its entry into the rapidly growing Chinese market, and improve the Company’s access to lower material and manufacturing costs.
     The initial cash purchase price for ABLE was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The equity portion of the purchase price consisted of 96,247 shares of Ultralife common stock valued at $1,000, based on the closing price of the stock on the closing date of the acquisition, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. The fair value of the stock warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0%
Weighted average expected life (years)	2.5

The Company has incurred $50 in acquisition related costs, which are included in the total potential cost of the investment of $3,972.
     The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $3,060 (including $104 in cash) was recorded as goodwill in the amount of $516. The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon the third party’s valuation.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash and cash equivalents	$104
Trade accounts receivables, net	318
Inventories	789
Prepaid expenses and other current expenses	73

Total current assets	1,284
Property, plant and equipment, net	746
Goodwill	516
Intangible Assets:
Trademarks	190
Patents and technology	780
Customer relationships	920
Distributor relationships	340
Non-compete agreements	60

Total assets acquired	4,836

LIABILITIES
Current liabilities:
Accounts payable	1,085
Other current liabilities	110

Total current liabilities	1,195
Other long-term liabilities	65

Total liabilities assumed	1,260

Total Purchase Price	$3,576

     The trademark intangible asset has an indefinite life and will not be amortized. The patents and technology, customer relationships, and distributor relationships intangible assets will be amortized on a pattern in which the economic benefits of the intangible assets are being utilized over their estimated useful life of seven years. The non-compete agreements intangible asset will be amortized on a straight-line basis over its estimated useful life of three years. The acquired goodwill will be assigned to the non-rechargeable batteries segment and is not expected to be deductible for income tax purposes.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and intangible assets with indefinite lives, but instead measures these assets for impairment at least annually, or when events indicate that impairment exists. The Company amortizes intangible assets that have definite lives over their useful lives.
4. EARNINGS (LOSS) PER SHARE
     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by potentially dilutive common shares, which include stock options and warrants.
     Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The impact of conversion of dilutive securities, such as stock options and warrants, is not considered where a net loss is reported as the inclusion of such securities would be anti-dilutive. As a result, basic loss per share is the same as diluted loss per share.
     The computation of basic and diluted (loss) earnings per share is summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share data)	2006	2005	2006	2005
Net Income/(Loss) (a)	$109	$(1,439)	$249	$(2,989)

Average Shares Outstanding — Basic (b)	14,851	14,450	14,807	14,413
Effect of Dilutive Securities:
Stock Options / Warrants	314	—	343	—
Average Shares Outstanding — Diluted (c)	15,165	14,450	15,150	14,413

EPS — Basic (a/b)	$.01	$(0.10)	$.02	$(0.21)
EPS — Diluted (a/c)	$.01	$(0.10)	$.02	$(0.21)
     The Company had options and warrants to purchase 1,184,601 and 1,608,181 shares of common stock at July 1, 2006, and July 2, 2005, respectively, which were not included in the computation of diluted EPS because these securities were anti-dilutive. The anti-dilutive securities in 2006 were due to the exercise prices of the securities were greater than the average market price of the common shares, while in 2005, the securities were anti-dilutive due to the Company’s net loss position.
5. STOCK-BASED COMPENSATION
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
     The shareholders of the Company have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, the shareholders of the Company have approved the grant of options outside of these plans.
     The shareholders of the Company approved a 1992 stock option plan for grants to key employees, directors and consultants of the Company. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant date. The NQSOs vest immediately and expire on the sixth anniversary of the grant date. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of July 1, 2006, there were 79,200 stock options outstanding under this plan.
     Effective July 12, 1999, the Company granted the current CEO options to purchase 500,000 shares of Common Stock at $5.19 per share outside of any of the stock option plans. Of these, 50,000 options were exercisable on the grant date, and the remaining options became exercisable in annual increments of 90,000 over a five-year period commencing July 12, 2000 and expired on July 12, 2005. As of July 1, 2006, there were no options outstanding under this grant and the options have been fully exercised.
     Effective December 2000, the Company established the 2000 stock option plan which is substantially the same as the 1992 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000, to a total of 1,000,000.
     In June 2004, shareholders adopted the Ultralife Batteries, Inc. 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which the Company was authorized to issue up to 750,000 shares of Common Stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, shareholders approved an amendment to the LTIP, increasing the number of shares of Common Stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000.
     Options granted under the amended 2000 plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three or five year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of July 1, 2006, there were 1,525,671 stock options outstanding under the 2000 stock option plan and the LTIP.
     Effective June 8, 2006, the Company granted the current CEO an option to purchase 48,000 shares of Common Stock at $12.96 per share outside of any of the Company’s equity-based compensation plans. The option becomes exercisable in annual increments of 16,000 shares over a three-year period commencing December 9, 2006. The option expires on June 8, 2013.

     As a result of adopting FAS 123R on January 1, 2006, the Company recorded compensation cost related to stock options of $308 and $566 for the three and six-month periods ended July 1, 2006. As of July 1, 2006, there was $1,753 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.8 years.
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
     The effect on net loss and loss per share, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”, to stock-based employee compensation for the three and six-month periods ended July 2, 2005, was as follows:

	Three-Month Period	Six-Month Period
(In thousands, except per share data)	Ended July 2, 2005	Ended July 2, 2005

Net loss, as reported	$(1,439)	$(2,989)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(511)	(1,048)

Pro forma net loss	$(1,950)	$(4,037)

Loss per share:
Basic — as reported	$(0.10)	$(0.21)
Basic — pro forma	$(0.13)	$(0.28)
Diluted — as reported	$(0.10)	$(0.21)
Diluted — pro forma	$(0.13)	$(0.28)
     The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the first half of 2006:

Risk-free interest rate	4.76%
Volatility factor	60.08%
Dividends	0%
Weighted average expected life (years)	3.58

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
     Stock option activity for the first half of 2006 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining	Aggregate Intrinsic
	of Shares	Per Share	Contractual Term	Value

Shares under option at January 1, 2006	1,430,271	$10.94
Options granted	275,500	$10.99
Options exercised	(80,600)	$6.85
Options forfeited	(4,400)	$5.11
Options expired	(15,900)	$14.47

Shares under option at July 1, 2006	1,604,871	$11.14	4.71 years	$2,760

Vested and expected to vest as of July 1, 2006	1,536,676	$11.16	4.65 years	$2,690

Options exercisable at July 1, 2006	1,034,145	$11.90	4.32 years	$1,795
     The weighted average fair value of options granted during the first half ended July 1, 2006 was $5.15. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month period ended July 1, 2006 was $355.
     Prior to adopting FAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. FAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the first half of 2006. Cash received from option exercises under the Company’s stock-based compensation plans for the six-month periods ended July 1, 2006 and July 2, 2005 was $552 and $1,100, respectively.
6. COMPREHENSIVE INCOME (LOSS)
     The components of the Company’s total comprehensive income (loss) were:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net income (loss)	$109	$(1,439)	$249	$(2,989)
Foreign currency translation adjustments	318	(313)	370	(465)
Change in fair value of derivatives, net of tax	11	(5)	32	104

Total comprehensive income (loss)	$438	$(1,757)	$651	$(3,350)

7. INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	July 1, 2006	December 31, 2005

Raw materials	$8,550	$8,817
Work in process	6,481	8,648
Finished goods	2,359	2,849

	17,390	20,314
Less: Reserve for obsolescence	380	868

	$17,010	$19,446

8. PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	July 1, 2006	December 31, 2005

Land	$123	$123
Buildings and leasehold improvements	4,410	4,229
Machinery and equipment	40,197	37,876
Furniture and fixtures	848	788
Computer hardware and software	2,246	2,197
Construction in progress	695	1,059

	48,519	46,272
Less: Accumulated depreciation	28,627	26,341

	$19,892	$19,931

     During the six-month period ended July 1, 2006, the Company recorded a non-cash addition of $71 of property, plant and equipment related to the extinguishment of a receivable.
9. DEBT
     On June 30, 2004, the Company closed on a $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including all of the Company’s subsidiaries. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT (as defined) to interest expense ratio, and a current assets to total liabilities ratio.
     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure, and remains at that rate as of July 1, 2006. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at July 1, 2006 resulted in an asset of $139, all of which was reflected as short-term.
     Effective July 3, 2006, the banks amended the credit facility to reflect the Company’s acquisition of ABLE and the pending acquisition of McDowell Research. See Note 15 for additional information.
     As of July 1, 2006, the Company had $6,167 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. At July 1, 2006, the Company was in compliance with the financial covenants of the credit facility, as amended. As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of July 1, 2006. While the revolver arrangement now provides for up to $20,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited at times by the financial covenants. At July 1, 2006, the Company had $2,200 of outstanding letters of credit related to this facility, as amended July 3, 2006, leaving $17,800 of potential borrowing capacity available.
     As of July 1, 2006, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $826 in additional borrowing capacity under this credit facility as of July 1, 2006.
10. INCOME TAXES
     The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes”, is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.
     For the three-month and six-month periods ended July 1, 2006, the Company recorded an income tax provision of $367 and $451, respectively, related mainly to the income reported for U.S. operations during the periods. The effective tax rates for the total company were 77% and 64%, respectively. The unusually high effective rates are due to the combination of income and losses in each of the Company’s tax jurisdictions, which is particularly influenced by the fact that the Company has not recognized a deferred tax asset pertaining to cumulative historical losses for its U.K. subsidiary, as management does not believe it is more likely than not that they will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.K. subsidiary reflected in the Condensed Consolidated Statement of Income.

     At July 1, 2006, the Company has a deferred tax asset of $23,286 reflecting significant net operating losses related to past years’ cumulative losses. The Company believes that it is more likely than not that it will be able to utilize the U.S. net operating loss carryforwards that have accumulated over time. Management’s belief is based on the expectation that the U.S. federal and state deferred tax assets will be realized primarily through future taxable income from operations, and partly from reversing taxable temporary differences. The Company will continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. net operating losses and other deferred tax assets.
     The Company has determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003 and again during the third quarter of 2005. As such, the domestic net operating loss carryforward will be subject to an annual limitation. Management believes such limitation will not impact the Company’s ability to realize the deferred tax asset. In addition, certain of the Company’s NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2005 and 2006.
11. COMMITMENTS AND CONTINGENCIES
     As of July 1, 2006, the Company had open capital commitments to purchase approximately $864 of production machinery and equipment.
     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during the first six months in 2006 were as follows:

Balance at December 31, 2005	$464
Accruals for warranties issued	23
Settlements made	(38)

Balance at July 1, 2006	$449

     A retail end-user of a product manufactured by one of the Company’s customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife assured the Customer that it would honor its warranty by replacing any batteries that may be determined to be defective. Subsequently, the Company learned that the end-user and the Customer settled the matter. In February 2005, Ultralife and the Customer entered into a settlement agreement. Under the terms of the agreement, Ultralife has agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under the Company’s standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released Ultralife from any and all liability with respect to this matter. Consequently, the Company does not anticipate any further expenses with regard to this matter other than its obligations under the settlement agreement. The Company’s warranty reserve as of July 1, 2006 includes an accrual related to anticipated replacements under this agreement. Further, the

Company does not expect the ongoing terms of the settlement agreement to have a material impact on the Company’s operations or financial condition.
     The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through July 1, 2006, total costs incurred have amounted to approximately $140, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. The Company received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by the Company’s outside environmental consulting firm. The Company is now waiting for comments from the NYSDEC. The environmental consulting firm previously estimated that the final cost to the Company to remediate the requested area would be approximately $28, based on the submitted work plan. Additional testing and analysis that has been completed will increase the estimated remediation costs modestly. At July 1, 2006 and December 31, 2005, the Company had $45 and $38, respectively, reserved for this matter.
     The Company has had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of July 1, 2006, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (DCAA) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. The Company has reviewed these audit reports, has submitted its response to these audits and believes the proposed audit adjustments, taken as a whole, can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While the Company believes that potential exposure exists relating to any final negotiation of these proposed adjustments, it cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on the Company’s business, financial condition and results of operations.
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
Three-Month Period Ended July 1, 2006

	Non-
	rechargeable	Rechargeable
	Batteries	Batteries	Technology Contracts	Corporate	Total

Revenues	$18,458	$2,648	$287	$—	$21,393
Segment contribution	3,558	789	30	(3,916)	461
Interest expense, net				(167)	(167)
Miscellaneous				182	182
Income taxes-current				(20)	(20)
Income taxes-deferred				(347)	(347)

Net income					$109
Total assets	$47,160	$3,883	$158	$30,542	$81,743
Three-Month Period Ended July 2, 2005

	Non-
	rechargeable	Rechargeable
	Batteries	Batteries	Technology Contracts	Corporate	Total

Revenues	$17,692	$3,262	$649	$—	$21,603
Segment contribution	3,709	439	57	(4,001)	204
Interest expense, net				(122)	(122)
Miscellaneous				(191)	(191)
Income taxes-current				(15)	(15)
Income taxes-deferred				(1,315)	(1,315)

Net loss					$(1,439)
Total assets	$41,661	$4,346	$476	$34,570	$81,053

Six-Month Period Ended July 1, 2006

	Non-
	rechargeable	Rechargeable
	Batteries	Batteries	Technology Contracts	Corporate	Total

Revenues	$34,103	$5,213	$396	$—	$39,712
Segment contribution	6,880	1,485	(18)	(7,658)	689
Interest expense, net				(327)	(327)
Miscellaneous				338	338
Income taxes-current				(24)	(24)
Income taxes-deferred				(427)	(427)

Net income					$249
Total assets	$47,160	$3,883	$158	$30,542	$81,743
Six-Month Period Ended July 2, 2005

	Non-
	rechargeable	Rechargeable
	Batteries	Batteries	Technology Contracts	Corporate	Total

Revenues	$30,500	$5,390	$1,076	$—	$36,966
Segment contribution	5,649	490	89	(7,748)	(1,520)
Interest expense, net				(255)	(255)
Miscellaneous				(194)	(194)
Income taxes-current				2	2
Income taxes-deferred				(1,022)	(1,022)

Net loss					$(2,989)
Total assets	$41,661	$4,346	$476	$34,570	$81,053
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
     The total amount of the two losses and related expenses associated with Company-owned assets was approximately $2,000. Of this total, approximately $450 was related to machinery and equipment, approximately $750 was related to inventory and approximately $800 was required to repair and clean up the facilities. The insurance claim related to the fire at the Company’s U.S. facility was finalized in March 2005. In the first quarter of 2006, the Company had received notice of a final claim settlement for the U.K. facility having received approximately $1,900 in cash from the insurance companies to compensate it for its losses. As a result of the final settlement for the fire at the U.K. facility, the Company reflected a gain of $148 in the first quarter of 2006 related to equipment and inventory damage. In April 2006 the Company received payment in final settlement. In June 2006 the Company recorded a gain of $43 for the favorable settlement of fire damage that pertained to its leased facilities in the U.K.

14. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently assessing any potential impact of adopting this pronouncement.
     In March 2006, the FASB issued SFAS No. 156 (“SFAS” No. 156), “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company is assessing any potential impact of adopting this pronouncement.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
15. SUBSEQUENT EVENTS
     On July 3, 2006, the Company finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas, for a total value of approximately $25,000. Under the terms of the agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable convertible note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The Company presently estimates the net value of these assets to be approximately $7,000, resulting in a revised purchase price of approximately $29,000. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of the Company’s credit facility with its primary lending banks, which was recently amended to contemplate the acquisition of McDowell. The $20,000 convertible note carries a five-year term and is convertible at $15 per share into 1.33 million shares of the Company’s common stock, with a forced conversion feature at $17.50 per share. The adjusted portion of the purchase price will be paid as inventories are sold and receivables are collected.
     Effective July 3, 2006, the banks amended the credit facility to reflect the Company’s acquisition of ABLE and the pending acquisition of McDowell Research. As a result, the banks increased the amount of the revolving credit component from $15,000 to $20,000. In addition, the financial covenants that the Company is required to maintain under the facility were revised accordingly.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company’s products and services, addressing the process of U.S. military procurement, the successful commercialization of the Company’s advanced rechargeable batteries, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in the Company’s business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.
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
     On May 19, 2006, the Company acquired ABLE New Energy Co., Ltd. (“ABLE”), an established, profitable manufacturer of lithium batteries located in Shenzhen, China. The initial cash purchase price for ABLE was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The equity portion of the purchase price consisted of 96,247 shares of Ultralife common stock, valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. The Company has incurred $50 in acquisition related costs, which are included in the total potential cost of the investment of $3,972. The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $3,060 (including $104 in cash) was recorded as goodwill in the amount of $516. The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon the third party’s valuation. (See Note 2 for additional information.)
Results of Operations (dollars in thousands, except per share amounts)
Three-month periods ended July 1, 2006 and July 2, 2005
     Impact of Adoption of FAS 123R. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company adopted the modified prospective method of adoption, resulting in no restatement of the Company’s prior period results. The total amount of non-cash, stock-based compensation expense for the second quarter of 2006 was $308. Since the Company had not adopted this pronouncement in 2005, there was no expense for share-based compensation in the Company’s 2005 reported results. (See Note 5 for additional information.)
     In order for investors to be able to accurately assess the change in the Company’s operating performance from year to year, a reconciliation from the Company’s reported results to a non-GAAP measurement is being provided. The table below presents a reconciliation from the reported results to a non-GAAP measurement by adjusting out the stock-based compensation expense included in the second quarter 2006 results and comparing it to the comparable period results in 2005.

	Three-Month Period		Three-Month Period	Three-Month Period
	Ended July 1, 2006		Ended July 1, 2006	Ended July 2, 2005
	(as reported)	FAS 123R Impact	(as adjusted)	(as reported)
Revenues	$21,393	$—	$21,393	$21,603
Cost of Products Sold	17,016	(34)	16,982	17,398

Gross Margin	4,377	34	4,411	4,205
Operating Expenses	3,916	(274)	3,642	4,001

Operating Income	$461	$308	$769	$204

     The information provided in the table above provides the added information of showing the effect of the adoption of FAS123R on gross margin and operating expenses as they affect the Company’s business model. The Company uses this measure for internal purposes to assess its performance and believes that this provides added information to investors who seek to utilize this information, which although not a GAAP measurement, is utilized in several recognized models of the value of a firm.
     Revenues. Consolidated revenues for the three-month period ended July 1, 2006 amounted to $21,393, a decrease of $210, or 1%, from the $21,603 reported in the same quarter in the prior year. Non-rechargeable battery sales increased $766, or 4%, from $17,692 last year to $18,458 this year. Higher sales of batteries to commercial customers, particularly in the automotive telematics market in addition to sales reported by ABLE following the acquisition of that company in May 2006, were offset by a decline in shipments of BA-5390 batteries to the U.S. military. Rechargeable revenues decreased $614, or 19%, from $3,262 to $2,648, due to a decline in sales of digital camera batteries, offset by an increase in sales of other battery types and chargers. Technology Contract revenues were $287 in the second quarter of

2006, a decrease of $362 from the $649 reported in the second quarter of 2005 mainly attributable to the nearing of completion of the Company’s development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold totaled $17,016 for the quarter ended July 1, 2006, a decrease of $382, or 2%, from the $17,398 reported the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $4,377, an increase of $172 over the $4,205 reported in the same quarter in the prior year due to improved manufacturing efficiencies. As a percentage of revenues, gross margins amounted to 20% in the second quarter of 2006, an increase from 19% reported in the second quarter of 2005. Non-rechargeable battery margins were $3,558, or 19% of revenues, for the second quarter of 2006 compared with $3,709, or 21% of revenues, in the same period in 2005 due primarily to lower production volumes that resulted in higher overhead absorption, as well as severance costs incurred at the Company’s U.K. operation to reduce labor costs. In the Company’s Rechargeable operations, gross margin amounted to $789 in the second quarter of 2006, or 30% of revenues, compared to $439, or 13% of revenues, in 2005, an improvement of $350 related to the sales shift to higher margin batteries and chargers. Gross margins in the Technology Contract segment amounted to $30, or 10% of revenues in the second quarter of 2006, compared to $57, or 9%, in 2005, a decline of $27 mainly related to lower recognized revenues.
     Operating Expenses. Operating expenses for the three-month period ended July 1, 2006 totaled $3,916, an $85 decrease from the prior year’s amount of $4,001. Excluding the impact of expensing stock options of $274 ($264 in selling, general, and administrative expenses and $10 in research and development charges) related to the adoption of FAS 123R in 2006, operating expenses decreased $359. Research and development charges decreased $175 to $884 in 2006 due to the timing of project supply requirements associated with new program development. Selling, general, and administrative expenses increased $90 to $3,032. Excluding the impact of expensing stock options, selling, general, and administrative expenses decreased $174 due mainly to lower consulting fees and professional services. Overall, operating expenses as a percentage of sales decreased to 18% in the second quarter of 2006 from 19% in 2005 due to the decrease in operating expenses as discussed previously, along with revenues remaining essentially consistent from the prior year.
     Other Income (Expense). Interest expense, net, for the second quarter of 2006 was $167, an increase of $45 from the comparable period in 2005, mainly related to lower interest income on lower invested cash as well as higher interest rates associated with the Company’s outstanding debt. During the second quarter of 2006, the Company recorded a $43 gain from an insurance settlement related to the finalization of an insurance claim for the U.K. operation. (See Note 13 for additional information.) Miscellaneous income/expense amounted to income of $139 for the second quarter of 2006 compared with an expense of $191 for the same period in 2005. This change resulted mainly from changes in foreign currency exchange rates, related primarily to the translation impact of the Company’s U.S. dollar-denominated loan with its UK subsidiary.
     Income Taxes. The Company reflected a tax provision of $367 for the second quarter of 2006 compared with a provision of $1,330 in the second quarter of 2005. Of the $1,330 in 2005, $1,063 resulted from a change in the New York State income tax law in the second quarter of 2005, which caused a revision to the associated deferred tax asset. The effective tax rate for the total company in the second quarter of 2006 was 77%. The unusually high effective rate is due to the combination of income and losses in each of the Company’s tax jurisdictions, which is particularly influenced by no tax provision or benefit being recorded for the Company’s U.K. operation due to its history of losses. Since the Company has significant net operating loss carryforwards, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
     Net (Loss)/Income. Net income and income per share were $109 and $0.01, respectively, for the three months ended July 1, 2006, compared to net loss and loss per share of $1,439 and $0.10, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,450,000 in the second quarter of 2005 to 14,851,000 in 2006 mainly due to stock option exercises, and the impact from issuing approximately 96,000 shares of common stock in the acquisition of ABLE in May 2006.
Six-month periods ended July 1, 2006 and July 2, 2005
     Impact of Adoption of FAS 123R. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company adopted the modified prospective method of adoption, resulting in no restatement of the Company’s prior period results. The total amount of non-cash, stock-based compensation expense for the six-month period ended July 1, 2006 was $566. Since the Company had not adopted this pronouncement in 2005, there was no expense for share-based compensation in the Company’s 2005 reported results. (See Note 5 for additional information.)
     In order for investors to be able to accurately assess the change in the Company’s operating performance from year to year, a reconciliation from the Company’s reported results to a non-GAAP measurement is being provided. The table below presents a reconciliation from the reported results to a non-GAAP measurement by adjusting out the stock-based compensation expense included in the first six months of 2006 results and comparing it to the comparable period results in 2005.

	Six-Month Period		Six-Month Period	Six-Month Period
	Ended July 1, 2006		Ended July 1, 2006	Ended July 2, 2005
	(as reported)	FAS 123R Impact	(as adjusted)	(as reported)
Revenues	$39,712	$—	$39,712	$36,966
Cost of Products Sold	31,365	(68)	31,297	30,738

Gross Margin	8,347	68	8,415	6,228
Operating Expenses	7,658	(498)	7,160	7,748

Operating Income/(Loss)	$689	$566	$1,255	$(1,520)

     The information provided in the table above provides the added information of showing the effect of the adoption of FAS123R on gross margin and operating expenses as they affect the Company’s business model. The Company uses this measure for internal purposes to assess its performance and believes that this provides added information to investors who seek to utilize this information, which although not a GAAP measurement, is utilized in several recognized models of the value of a firm.
     Revenues. Consolidated revenues for the six-month period ended July 1, 2006 amounted to $39,712, an increase of $2,746, or 7%, from the $36,966 reported in the same six months in 2005. Non-rechargeable battery sales increased $3,603, or 12%, from $30,500 last year to $34,103 this year. This increase is attributable to higher sales of batteries to commercial customers, particularly in the automotive telematics market, in addition to sales reported by ABLE following the acquisition of that company in May 2006. Rechargeable revenues decreased $177, or 3%, from $5,390 to $5,213, as an increase in sales of chargers and an expanding battery product mix offset a decline in digital camera battery sales. Technology Contract revenues were $396 in the first half of 2006, a decrease of $680 from the $1,076 reported in the first half of 2005 due mainly to the nearing of completion of the Company’s development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold totaled $31,365 for the six-month period ended July 1, 2006, an increase of $627, or 2%, over the $30,738 reported the same six-month period a year ago. The gross margin on consolidated revenues for the first six-month period of 2006 was $8,347, an increase of $2,119 over the $6,228 reported in the same period in the prior year due to the increase in revenues, a more favorable product mix, and better manufacturing efficiencies. As a percentage of revenues, gross margin amounted to 21% for the first half of 2006, an improvement from 17% reported in the first half of

2005. Non-rechargeable battery margins were $6,880, or 20% of revenues, for the six-month period ended July 1, 2006 compared with $5,649, or 19% of revenues, in the same period in 2005 primarily due to increased production efficiencies. In the Company’s Rechargeable operations, gross margin amounted to $1,485 in the first half of 2006, or 28% of revenues, compared to $490, or 9% of revenues, in 2005, an improvement of $995 related to the sales shift to higher margin batteries and chargers. Gross margins in the Technology Contract segment resulted in a loss of $18, in the first six-month period in 2006, compared to a profit of $89, or 8% of revenues, in 2005, a decline of $107 mainly due to varying margins realized under different technology contracts. The negative margin in the first six-month period of 2006 resulted from an adjustment of the anticipated margin on the overall contract with General Dynamics.
     Operating Expenses. Operating expenses for the six-month period ended July 1, 2006 totaled $7,658, a $90 decrease from the prior year’s amount of $7,748. Excluding the impact of expensing stock options of $498 ($481 in selling, general, and administrative expenses and $17 in research and development charges) related to the adoption of FAS 123R in 2006, operating expenses decreased $588. Research and development charges declined $61 to $1,844 in 2006. Selling, general, and administrative expenses decreased $29 to $5,814. Excluding the impact of expensing stock options, selling, general, and administrative expenses decreased $510 due mainly to lower consulting fees and professional services. Overall, operating expenses as a percentage of sales decreased to 19% in first half of 2006 from 21% in 2005.
     Other Income (Expense). Interest expense, net, for the six-month period ended July 1, 2006 was $327, an increase of $72 from the comparable period in 2005, mainly related to lower interest income on lower invested cash as well as higher interest rates associated with the Company’s outstanding debt. During the first half of 2006, the Company recorded a $191 gain from an insurance settlement related to the finalization of an insurance claim for the U.K. operation. (See Note 13 for additional information.) Miscellaneous income/expense amounted to income of $147 for the first six months of 2006 compared with an expense of $194 for the same period in 2005. This change resulted mainly from changes in foreign currency exchange rates, related primarily to the translation impact of the Company’s U.S. dollar-denominated loan with its UK subsidiary.
     Income Taxes. The Company reflected a tax provision of $451 for the first half of 2006 compared with a provision of $1,020 in the first half of 2005. Included in the 2005 provision is a $1,063 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a revision to the associated deferred tax asset. The effective tax rate for the total company in the first half of 2006 was 64%. The unusually high effective rate is due to the combination of income and losses in each of the Company’s tax jurisdictions, which is particularly influenced by no tax provision or benefit being recorded for the Company’s U.K. operation due to its history of losses. Since the Company has significant net operating loss carryforwards, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
     Net (Loss)/Income. Net income and income per share were $249 and $0.02, respectively, for the six-month period ended July 1, 2006, compared to net loss and loss per share of $2,989 and $0.21, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,413,000 in the second quarter of 2005 to 14,807,000 in 2006 mainly due to stock option exercises and the impact from issuing approximately 96,000 shares of common stock in the acquisition of ABLE in May 2006.
Liquidity and Capital Resources (dollars in thousands)
     As of July 1, 2006, cash and cash equivalents totaled $4,237, an increase of $1,023 from the beginning of the year. During the six-month period ended July 1, 2006, operating activities provided $4,471 in cash as compared to a use of $1,399 for the six-month period ended July 2, 2005. The generation of cash from operating activities in 2006 resulted mainly from an increase in earnings before depreciation and amortization and decreases in inventories, prepaids and other current assets, offset partially by decreases in accounts payable and other liabilities. Inventory levels have declined due to somewhat lower production volumes of D-cells and BA-5390 batteries as sales of these batteries to military customers have recently slowed.
     The Company used $2,597 in cash for investing activities during the first six-month period of 2006 compared with $962 in cash used for investing activities in the same period in 2005. In 2006, the Company used $1,946 in cash as part of the consideration to acquire ABLE in China. In addition, the Company spent $651 to purchase plant, property and equipment, down from $1,972 for the same period in 2005. In 2005, the Company sold certain investment securities that resulted in an increase in cash and cash equivalents of $1,000.
     During the six-month period ended July 1, 2006, the Company used $970 in funds from financing activities compared to the generation of $62 in funds in the same period of 2005. The financing activities in 2006 included inflows from the issuance of stock, mainly as stock options were exercised during the period, offset by outflows for principal payments of term debt under the Company’s primary credit facility. During the first six months of 2006, the Company issued 96,247 shares of common stock related to the acquisition of ABLE. In addition, the Company issued approximately 81,000 shares of common stock related to the exercises of stock options for which the Company received approximately $555 in cash proceeds.
     Inventory turnover for the first six months of 2006 was an annualized rate of approximately 3.1 turns per year, down from the 3.4 turns for all of 2005. While improvements were made during the second quarter, the Company’s inventory levels are still relatively high due to a buildup of BA-5390 batteries during 2005 in anticipation of orders from the military, a transition of certain European customers to newer, more cost-effective products, and the initial stocking of “Warstoppers” inventory for surge demand for the military. The Company’s Days Sales Outstanding (DSOs) was an average of 47 days for the first six months of 2006, relatively consistent with the 45 days reflected for the full year of 2005.
     At July 1, 2006, the Company had a capital lease obligation outstanding of $48 for the Company’s Newark, New York offices and manufacturing facilities.
     As of July 1, 2006, the Company had open capital commitments to purchase approximately $864 of production machinery and equipment.
     On June 30, 2004, the Company closed on a $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including all of the Company’s subsidiaries. The term loan component is paid in equal monthly installments over 5 years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT (as defined) to interest expense ratio, and a current assets to total liabilities ratio.
     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, and on April 1, 2005, the adjusted rate increased to 6.48%, the maximum amount under the current grid structure, and remains at that rate as of July 1, 2006. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at July 1, 2006 resulted in an asset of $139, all of which was reflected as short-term.
     Effective July 3, 2006, the banks amended the credit facility to reflect the Company’s acquisition of ABLE and the pending acquisition of McDowell Research. See Note 15 for additional information.
     As of July 1, 2006, the Company had $6,167 outstanding under the term loan component of its credit facility with its primary lending bank and nothing was outstanding under the revolver component. At July 1, 2006, the Company was in compliance with the financial covenants of the credit facility, as amended. As a result of the uncertainty of the Company’s ability to comply with the financial covenants within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of July 1, 2006. While the revolver arrangement now provides for up to $20,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited at times by the financial covenants. At July 1, 2006, the Company had $2,200 of outstanding letters of credit related to this facility, as amended July 3, 2006, leaving $17,800 of potential borrowing capacity available.
     While the Company believes relations with its lenders are good and has received waivers for financial covenant violations as necessary in the past, there can be no assurance that such waivers will always be obtained. In such case, the Company believes it has, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at its disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course.
     As of July 1, 2006, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $826 in additional borrowing capacity under this credit facility as of July 1, 2006.
     During the first six-month periods of 2006 and 2005, the Company issued 81,000 and 198,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. The Company received approximately $555 in 2006 and $1,100 in 2005 in cash proceeds as a result of these transactions.
     The Company continues to be optimistic about its future prospects and growth potential. The improvement in the Company’s financial position in recent years has enhanced the Company’s ability to obtain additional financing. The Company continually explores various sources of capital, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although it stays abreast of such financing alternatives, the Company believes it has the ability over the next 12 months to finance its operations primarily through internally generated funds or through the use of additional financing that currently is available to the Company. Additionally, the Company believes it has adequate third party financing available to fund its operations or could obtain other financing, if needed.

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
     The Company typically offers warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. The Company also offers a 10-year warranty on its 9-volt batteries that are used in ionization-type smoke detector applications. The Company provides for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. There can be no assurance that future warranty claims will be consistent with past history, and in the event the Company’s experiences a significant increase in warranty claims, there can be no assurance that the Company’s reserves would be sufficient. This could have a material adverse effect on the Company’s business, financial condition and results of operations.
Outlook (in thousands of dollars)
     On July 3, 2006, the Company finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (McDowell), a manufacturer of military communications accessories located in Waco, Texas, for a total value of approximately $25,000. Under the terms of the agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable convertible note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The Company presently estimates the net value of these assets to be approximately $7,000, resulting in a revised purchase price of approximately $29,000. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of the Company’s credit facility with its primary lending banks, which was recently amended to contemplate the acquisition of McDowell. The $20,000 convertible note carries a five-year term and is convertible at $15 per share into 1.33 million shares of the Company’s common stock, with a forced conversion feature at $17.50 per share. The adjusted portion of the purchase price will be paid as inventories are sold and receivables are collected. The Company anticipates that this acquisition will be accretive in 2006.
     Management has revised its guidance for the full year 2006 to include the contributions from ABLE and McDowell. For the full year of 2006, the company now expects revenue of approximately $100,000. For the third quarter of 2006 management expects revenues to be between $25,000 and $29,000 and operating income to be in the range of $1,200 to $2,400, including approximately $400 in non-cash stock-based compensation expense.
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
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company is assessing any potential impact of adopting this pronouncement.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
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
     During the first six months of 2006, there were no significant changes in the manner in which the Company’s significant accounting policies were applied or in which related assumptions and estimates were developed. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company adopted FAS 123R using the modified prospective method and, accordingly, did not restate prior periods presented in this Form 10-Q to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. The Company calculates expected volatility for stock options by taking an average of historical volatility over the past 5 years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.
     During the second quarter of 2006, as a result of the ABLE acquisition, the Company added the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as a critical accounting policy. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and intangible assets with indefinite lives, but instead measures these assets for impairment at least annually, or when events indicate that impairment exists. The Company amortizes intangible assets that have definite lives over their useful lives.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in whole dollars)
     The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of commercial paper and U.S. corporate bonds. In July 2004, the Company entered into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of July 1, 2006, a one basis point move in the Eurodollar spread would have a $950 value change. (See Note 9 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
     The Company maintains manufacturing operations in the U.S., the U.K., and China, and exports products to various countries. The Company purchases materials and sells its products in foreign currencies, and therefore currency fluctuations may impact the Company’s pricing of products sold and materials purchased. In addition, the Company’s foreign subsidiary maintains its books in local currency, which is translated into U.S. dollars for its consolidated financial statements.
Item 4. CONTROLS AND PROCEDURES
     Evaluation Of Disclosure Controls And Procedures — The Company’s president and chief executive officer (principal executive officer) and its vice president- finance and chief financial officer (principal financial officer) have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the president and chief executive officer and vice president — finance and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date.
     Changes In Internal Control Over Financial Reporting — There has been no change in the internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
     During the second quarter of fiscal year 2006 the Company acquired ABLE New Energy Co., Ltd., a manufacturer of lithium batteries located in Shenzhen, China, and during the beginning of the third quarter of fiscal year 2006, the Company acquired substantially all of the assets of McDowell Research, Ltd., a manufacturer of military communications accessories located in Waco, Texas. The Company is now in the process of integrating these acquisitions into the business and assimilating their operations, services, products and personnel with the Company’s management policies, procedures and strategies. The Company is currently assessing any potential material impact on internal control over financial reporting from these acquisitions.

PART II OTHER INFORMATION
Item 1. Legal Proceedings (Dollars in thousands)
     The Company is subject to legal proceedings and claims, which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through July 1, 2006, total costs incurred have amounted to approximately $140, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. The Company received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by the Company’s outside environmental consulting firm. The Company is now waiting for comments from the NYSDEC. The environmental consulting firm previously estimated that the final cost to the Company to remediate the requested area would be approximately $28, based on the submitted work plan. Additional testing and analysis that has been completed will increase the estimated remediation costs modestly. At July 1, 2006 and December 31, 2005, the Company had $45 and $38, respectively, reserved for this matter.
Item 1A. Risk Factors
     For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of our Form 10-K for the year ended December 31, 2005. There have been no material changes to our risk factors described in such Form 10-K, other than as discussed below.
Integration of Acquired Companies
     During the second quarter of fiscal year 2006 the Company acquired ABLE New Energy Co., Ltd., a manufacturer of lithium batteries located in Shenzhen, China, and during the beginning of the third quarter of fiscal year 2006, the Company acquired substantially all of the assets of McDowell Research, Ltd., a manufacturer of military communications accessories located in Waco, Texas. The Company is now in the process of integrating these acquisitions into the business and assimilating their operations, services, products and personnel with the Company’s management policies, procedures and strategies. The Company cannot be sure that it will achieve the benefits of revenue growth that is expected from these acquisitions or that the Company will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, the Company must continue to successfully manage the integration of these companies and continue to improve operational systems, internal procedures, accounts receivable, and management, financial and operational controls. If the Company fails in any of these areas, the business could be adversely affected.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On June 8, 2006, the Company held its Annual Meeting of Shareholders.

(b)	At the Annual Meeting, the shareholders of the Company elected to the Board of Directors all seven nominees for Director with the following votes:

DIRECTOR	FOR	AGAINST

Carole L. Anderson	11,766,139	328,842
Patricia C. Barron	11,728,680	366,301
Anthony J. Cavanna	11,726,930	368,051
Paula H. J. Cholmondeley	10,514,090	1,580,891
Daniel W. Christman	11,727,330	367,651
John D. Kavazanjian	11,757,017	337,964
Ranjit C. Singh	11,769,689	325,292
(c)	At the Annual Meeting, the shareholders of the Company voted for the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006 with the following votes:

FOR	AGAINST	ABSTENTIONS
11,963,990	119,710	11,281
(d)	At the Annual Meeting, the shareholders of the Company voted for the amendment of the Company’s Long-Term Incentive Plan with the following votes:

		ABSTENTIONS AND
FOR	AGAINST	BROKER NON-VOTES
8,034,800	813,014	3,247,167
(e)	At the Annual Meeting, the shareholders of the Company voted for the ratification of the grant of non-statutory options to John D. Kavazanjian with the following votes:

		ABSTENTIONS AND
FOR	AGAINST	BROKER NON-VOTES
7,728,578	1,104,093	3,262,315

Item 6. Exhibits

10.1	Amendment Number Five to Credit Agreement
31.1	Section 302 Certification — CEO
31.2	Section 302 Certification — CFO
32	Section 906 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC. (Registrant)
Date: August 10, 2006	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: August 10, 2006	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President — Finance and Chief Financial Officer

Index to Exhibits

10.1	Amendment Number Five to Credit Agreement
31.1	Section 302 Certification — CEO
31.2	Section 302 Certification — CFO
32	Section 906 Certifications