Form 10-Q
period 2006-09-30
ULTRALIFE BATTERIES INC
filed 2006-11-09
CIK 875657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Common stock, $.10 par value – 15,032,255 shares of common stock outstanding, net of 727,250 treasury shares, as of September 30, 2006.

ULTRALIFE BATTERIES, INC.
INDEX

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$1,345	$3,214
Trade accounts receivable (less allowance for doubtful accounts of $363 at September 30, 2006 and $458 at December 31, 2005)	18,453	10,965
Inventories	22,949	19,446
Due from insurance company	—	482
Deferred tax asset — current	3,152	2,508
Prepaid expenses and other current assets	2,667	2,747

Total current assets	48,566	39,362

Property, plant and equipment, net	19,663	19,931

Other assets:
Goodwill	12,513	—
Intangible assets, net	10,585	—
Security deposits and other	—	243
Deferred tax asset — non-current	20,905	21,221

	44,003	21,464

Total Assets	$112,232	$80,757

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt and current portion of long-term debt	$8,736	$7,715
Accounts payable	10,295	5,218
Income taxes payable	19	—
Other current liabilities	8,255	5,450

Total current liabilities	27,305	18,383

Long-term liabilities:
Debt and capital lease obligations	20,052	25
Other long-term liabilities	156	242

Total long-term liabilities	20,208	267

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 15,759,505 at September 30, 2006 and 15,471,446 at December 31, 2005	1,576	1,547
Capital in excess of par value	134,078	130,530
Accumulated other comprehensive loss	(570)	(1,054)
Accumulated deficit	(67,987)	(66,538)

	67,097	64,485

Less —Treasury stock, at cost — 727,250 shares	2,378	2,378

Total shareholders’ equity	64,719	62,107

Total Liabilities and Shareholders’ Equity	$112,232	$80,757

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenues	$23,725	$15,692	$63,437	$52,658

Cost of products sold	19,744	13,332	51,109	44,070

Gross margin	3,981	2,360	12,328	8,588

Operating expenses:
Research and development	1,239	969	3,083	2,874
Selling, general, and administrative	4,367	2,902	10,181	8,745
Amortization of intangible assets	512	—	512	—

Total operating expenses	6,118	3,871	13,776	11,619

Operating income/(loss)	(2,137)	(1,511)	(1,448)	(3,031)

Other income (expense):
Interest income	19	44	104	162
Interest expense	(451)	(220)	(863)	(593)
Gain on insurance settlement	—	—	191	—
Miscellaneous	39	(9)	186	(203)

Income/(loss) before income taxes	(2,530)	(1,696)	(1,830)	(3,665)

Income tax provision/(benefit)-current	(4)	5	20	3
Income tax provision/(benefit)-deferred	(828)	(385)	(401)	637

Total income taxes	(832)	(380)	(381)	640

Net Income/(Loss)	$(1,698)	$(1,316)	$(1,449)	$(4,305)

Earnings/(Loss) per share — basic	$(0.11)	$(0.09)	$(0.10)	$(0.30)

Earnings/(Loss) per share — diluted	$(0.11)	$(0.09)	$(0.10)	$(0.30)

Weighted average shares outstanding — basic	14,987	14,642	14,867	14,497

Weighted average shares outstanding — diluted	14,987	14,642	14,867	14,497

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine-Month Periods Ended
	September 30,	October 1,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(1,449)	$(4,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,747	2,375
Amortization of intangible assets	512	—
(Gain)/loss on asset disposal	124	(6)
Gain on insurance settlement	(191)	—
Foreign exchange (gain)/loss	(186)	214
Non-cash stock-based compensation	975	20
Changes in deferred taxes	(401)	680
Changes in operating assets and liabilities, net of effects from the purchase of ABLE and McDowell:
Accounts receivable	(3,147)	(2,427)
Inventories	2,743	(6,045)
Prepaid expenses and other current assets	304	(395)
Insurance receivable relating to fires	602	678
Income taxes payable	19	—
Accounts payable and other liabilities	1,355	3,076

Net cash provided by (used in) operating activities	4,007	(6,135)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,030)	(3,211)
Proceeds from asset disposal	—	23
Sales of securities	—	1,000
Payment for purchase of ABLE, net of cash acquired	(1,949)	—
Payment for purchase of McDowell	(5,059)	—

Net cash used in investing activities	(8,038)	(2,188)

FINANCING ACTIVITIES
Net change in revolving credit facilities	2,475	68
Proceeds from issuance of common stock	1,076	2,310
Principal payments on long-term debt and capital lease obligations	(1,510)	(1,500)

Net cash (used in) provided by in financing activities	2,041	878

Effect of exchange rate changes on cash	121	(78)

Increase (decrease) in cash and cash equivalents	(1,869)	(7,523)

Cash and cash equivalents at beginning of period	3,214	10,529

Cash and cash equivalents at end of period	$1,345	$3,006

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$5	$—

Interest paid	$626	$388

Noncash investing and financing activities:
Issuance of common stock and stock warrants for purchase of ABLE	$1,526	$—

Issuance of convertible note payable for purchase of McDowell	$20,000	$—

Accrual of purchase price adjustment for purchase of McDowell	$3,000	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands – Except Share and Per Share Amounts)
(unaudited)
1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Ultralife Batteries, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the Company’s Form 10-K for the twelve-month period ended December 31, 2005.
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
     The Company has accounted for the following acquisitions in accordance with the purchase method of accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
ABLE New Energy Co., Ltd.
     On May 19, 2006, the Company acquired ABLE New Energy Co., Ltd. (“ABLE”), an established, profitable manufacturer of lithium batteries located in Shenzhen, China. With more than 50 products, including a wide range of lithium-thionyl chloride and lithium-manganese dioxide batteries and coin cells, this acquisition broadens the Company’s expanding portfolio of high-energy power sources, enabling it to further penetrate large and emerging markets such as remote meter reading, RFID (Radio Frequency Identification) and other markets that will benefit from these chemistries. The Company expects this acquisition will strengthen Ultralife’s global presence, facilitate its entry into the rapidly growing Chinese market, and improve the Company’s access to lower material and manufacturing costs.
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

Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0.00%
Weighted average expected life (years)	2.50
The Company has incurred $53 in acquisition related costs, which are included in the total potential cost of the investment of $3,975. During the third quarter of 2006, $3 of additional acquisition costs were incurred, which resulted in an increase of goodwill of $3.
     The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,345 (including $104 in cash) was recorded as goodwill in the amount of $1,234. The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon the Company's final review of the third party’s valuation.
     The following table represents the revised, preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash and cash equivalents	$104
Trade accounts receivables, net	318
Inventories	789
Prepaid expenses and other current expenses	73

Total current assets	1,284
Property, plant and equipment, net	746
Goodwill	1,234
Intangible Assets:
Trademarks	90
Patents and technology	390
Customer relationships	830
Distributor relationships	300
Non-compete agreements	40

Total assets acquired	4,914

LIABILITIES
Current liabilities:
Accounts payable	1,085
Other current liabilities	110

Total current liabilities	1,195
Long-term liabilities:
Other long-term liabilities	65
Deferred tax liability	75

Total liabilities assumed	1,335

Total Purchase Price	$3,579

     As a result of revisions to the preliminary third party asset valuation during the third quarter of 2006, values assigned to the intangible assets have been revised. The adjustments to the values for intangible assets from those reported for the previous quarter were as follows: trademarks decreased by $100, patents and technology decreased by $390, customer relationships decreased by $90, distributor relationships decreased by $40, and non-compete agreements decreased by $20. In addition, the Company completed its preliminary evaluation of the tax basis in the net assets in connection with the acquisition during the third quarter of 2006, which resulted in the Company recording a deferred tax liability of $75. These adjustments resulted in an increase to goodwill of $715.
     The trademark intangible asset has an indefinite life and will not be amortized. The intangible assets related to patents and technology, customer relationships, and distributor relationships will be amortized so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of eleven years. The non-compete agreements intangible asset will be amortized on a straight-line basis over its estimated useful life of three years. The acquired goodwill will be assigned to the non-rechargeable batteries segment and is not expected to be deductible for income tax purposes.
McDowell Research, Ltd.
     On July 3, 2006, the Company finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas.
     Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable convertible note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The Company currently estimates the net value of these assets to be approximately $6,000, resulting in a revised purchase price of approximately $28,000. The final purchase price is subject to the finalization of negotiations pertaining to the valuation of trade accounts receivable, inventory and trade accounts payable. Substantial negotiations involving this valuation remain ongoing. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of the Company’s credit facility with its primary lending banks, which was recently amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term and is convertible at $15 per share into 1.33 million shares of the Company’s common stock, with a forced conversion feature, at the Company’s option, at any time after the 30-day average closing price of the Company’s common stock exceeds $17.50 per share. The Company has incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $28,059.
     The estimated excess of the purchase price over the net tangible and intangible assets acquired of $16,780 was recorded as goodwill in the amount of $11,279. Ultralife is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon the third party’s valuation. The acquired goodwill will be assigned to the Communications Accessories segment and is expected to be fully deductible for income tax purposes.

     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Trade accounts receivables, net	$3,849
Inventories	5,155
Prepaid inventory and other current expenses	10

Total current assets	9,014
Property, plant and equipment, net	397
Goodwill	11,279
Intangible Assets:
Trademarks	3,610
Patents and technology	4,384
Customer relationships	1,280
Non-compete agreements	173

Total assets acquired	30,137

LIABILITIES
Current liabilities:
Current portion of long-term debt	46
Accounts payable	1,783
Other current liabilities	212

Total current liabilities	2,041
Long-term liabilities:
Debt	37

Total liabilities assumed	2,078

Total Purchase Price	$28,059

     The patents and technology and customer relationships intangible assets will be amortized on a schedule in which the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of thirteen years. The non-compete agreements intangible asset will be amortized on a straight-line basis over its estimated useful life of two years.
     The following table summarizes the unaudited pro forma financial information for the periods indicated as if the McDowell acquisition had occurred at the beginning of the period being presented. The pro forma information contains the actual combined results of the Company and McDowell, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets, the interest expense incurred relating to the convertible note payable issued in connection with the acquisition purchase price, to eliminate the sales and purchases between the Company and McDowell, the impact on interest income and interest expense in connection with funding the cash portion of the acquisition purchase price, and the impact on income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Three-Month Periods Ended		Nine-Month Periods Ended
(in thousands, except per	September 30,	October 1,	September 30,	October 1,
share data)	2006	2005	2006	2005
Revenues	$23,725	$20,836	$75,582	$67,051

Net Income/(Loss)	$(1,698)	$(1,358)	$(177)	$(4,686)

Earnings/(Loss) per share — Basic	$(0.11)	$(0.09)	$(0.01)	$(0.32)
Earnings/(Loss) per share — Diluted	$(0.11)	$(0.09)	$(0.01)	$(0.32)
     In connection with the McDowell acquisition, the Company entered into an operating lease agreement for real property in Waco, Texas with a partnership that is 50% owned by Tom Hauke, who joined the Company as an executive officer following the completion of the McDowell acquisition. The lease term is for one year, with annual rent of $208, payable in monthly installments.
3.	GOODWILL AND OTHER INTANGIBLE ASSETS
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and intangible assets with indefinite lives, but instead measures these assets for impairment at least annually, or when events indicate that impairment exists. The Company amortizes intangible assets that have definite lives over their estimated useful lives.
     Based on the current preliminary valuations for amortizable intangible assets, acquired in the ABLE and McDowell acquisitions during 2006, the Company projects its amortization expense will be approximately $954, $1,675, $1,272, $1,004, and $696 for the fiscal years ending December 31, 2006 through 2010, respectively.
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

     The computation of basic and diluted (loss) earnings per share is summarized as follows:

	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands, except per share data)	2006	2005	2006	2005

Net Income/(Loss) (a)	$(1,698)	$(1,316)	$(1,449)	$(4,305)

Average Shares Outstanding – Basic (b)	14,987	14,642	14,867	14,497
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	—	—
Convertible Note Payable	—	—	—	—

Average Shares Outstanding – Diluted (c)	14,987	14,642	14,867	14,497

EPS – Basic (a/b)	$(0.11)	$(0.09)	$(0.10)	$(0.30)
EPS – Diluted (a/c)	$(0.11)	$(0.09)	$(0.10)	$(0.30)
     The Company has options and warrants outstanding to purchase 1,858,771 and 1,308,771 shares of common stock at September 30, 2006 and October 1, 2005, respectively, which were not included in the computation of diluted EPS because these securities were anti-dilutive. The Company also had 1,333,333 and -0- shares of common stock at September 30, 2006 and October 1, 2005, respectively, reserved under a convertible note payable, which were also not included in the computation of diluted EPS because these securities were anti-dilutive. The securities in both 2006 and 2005 were anti-dilutive due to the Company’s net loss positions.
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
     The shareholders of the Company approved a 1992 stock option plan for grants to key employees, directors and consultants of the Company. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant date. The

NQSOs vest immediately and expire on the sixth anniversary of the grant date. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of September 30, 2006, there were 76,500 stock options outstanding under this plan.
     Effective July 12, 1999, the Company granted the current CEO options to purchase 500,000 shares of Common Stock at $5.19 per share outside of any of the stock option plans. Of these, 50,000 options were exercisable on the grant date, and the remaining options became exercisable in annual increments of 90,000 over a five-year period commencing July 12, 2000 and expired on July 12, 2005. As of September 30, 2006, there were no options outstanding under this grant and the options have been fully exercised.
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
     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three or five year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of September 30, 2006, there were 1,634,271 stock options outstanding under the amended 2000 stock option plan and the LTIP.
     On December 19, 2005, the Company granted the current CEO an option to purchase shares of Common Stock at $12.96 per share outside of any of the Company’s equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The option to purchase 48,000 shares of Common Stock becomes exercisable in annual increments of 16,000 shares over a three-year period commencing December 9, 2006. The option expires on June 8, 2013.
     As a result of adopting FAS 123R on January 1, 2006, the Company recorded compensation cost related to stock options of $332 and $898 for the three- and nine-month periods ended September 30, 2006. As of September 30, 2006, there was $2,175 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.66 years.
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

     The effect on net loss and loss per share, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”, to stock-based employee compensation for the three- and nine-month periods ended October 1, 2005, was as follows:

	Three-Month	Nine-Month
	Period Ended	Period Ended
(In thousands, except per share data)	October 1, 2005	October 1, 2005

Net loss, as reported	$(1,316)	$(4,305)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(427)	(1,481)

Pro forma net loss	$(1,743)	$(5,786)

Loss per share:
Basic – as reported	$(0.09)	$(0.30)
Basic – pro forma	$(0.12)	$(0.40)
Diluted – as reported	$(0.09)	$(0.30)
Diluted – pro forma	$(0.12)	$(0.40)
     The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the nine-month period ended September 30, 2006:

Risk-free interest rate	4.91%
Volatility factor	60.20%
Dividends	0.00%
Weighted average expected life (years)	3.64
     The Company calculates expected volatility for stock options by taking an average of historical volatility over the past five years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.

     Stock option activity for the first nine months of 2006 is summarized as follows (dollars in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value
Shares under option at January 1, 2006	1,430,271	$10.94
Options granted	455,300	$10.53
Options exercised	(84,600)	$6.76
Options forfeited	(9,200)	$4.51
Options expired	(33,000)	$15.33

Shares under option at September 30, 2006	1,758,771	$10.99	4.72 years	$2,997

Vested and expected to vest as of September 30, 2006	1,676,930	$11.01	4.66 years	$2,924

Options exercisable at September 30, 2006	1,020,409	$11.81	4.08 years	$1,910
     The weighted average fair value of options granted during the nine months ended September 30, 2006 was $5.02. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month period ended September 30, 2006 was $375.
     Prior to adopting FAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. FAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the first nine months of 2006. Cash received from option exercises under the Company’s stock-based compensation plans for the nine-month periods ended September 30, 2006 and October 1, 2005 was $572 and $2,310, respectively.
     Restricted stock grants were awarded during the three-month period ended September 30, 2006 with the following values:

Three Months Ended
September 30, 2006
Number of shares awarded	26,668
Weighted average fair value per share	$10.30

Aggregate total value	$274,787

     The activity of restricted stock grants of common stock for the first nine months of 2006 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted Average
	Number	Grant Date
	Of Shares	Fair Value
Unvested at December 31, 2005	0	$0
Granted	26,668	10.30
Vested	(6,667)	10.30
Forfeited	0	0

Unvested at September 30, 2006	20,001	$10.30
     As of September 30, 2006, the Company recorded compensation cost related to restricted stock grants of $77 for both the three- and nine-month periods ended September 30, 2006. As of September 30, 2006, the Company had $197 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 0.38 years. The total fair value of these grants which vested during the nine months ended September 30, 2006 was $65.
6.	COMPREHENSIVE INCOME (LOSS)
     The components of the Company’s total comprehensive income (loss) were:

	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net income (loss)	$(1,698)	$(1,316)	$(1,449)	$(4,305)
Foreign currency translation adjustments	117	(13)	487	(478)
Change in fair value of derivatives, net of tax	(35)	44	(3)	148

Total comprehensive income (loss)	$(1,616)	$(1,285)	$(965)	$(4,635)

7.	INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	September 30, 2006	December 31, 2005

Raw materials	$12,384	$8,817
Work in process	7,711	8,648
Finished goods	3,958	2,849

	24,053	20,314
Less: Reserve for obsolescence	1,104	868

	$22,949	$19,446

8.	PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	September 30, 2006	December 31, 2005

Land	$123	$123
Buildings and leasehold improvements	4,334	4,229
Machinery and equipment	39,944	37,876
Furniture and fixtures	969	788
Computer hardware and software	2,101	2,197
Construction in progress	992	1,059

	48,463	46,272
Less: Accumulated depreciation	28,800	26,341

	$19,663	$19,931

9.	DEBT
     On June 30, 2004, the Company closed on a $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including all of the Company’s subsidiaries. The term loan component is paid in equal monthly installments over five years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT (as defined) to interest expense ratio, and a current assets to total liabilities ratio.
     On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, on April 1, 2005, the adjusted rate increased to 6.48%, and on October 3, 2005, the adjusted rate increased to 6.98%, the maximum amount under the current grid structure, and remains at that rate as of September 30, 2006. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 30, 2006 resulted in an asset of $86, all of which was reflected as short-term.
     Effective July 3, 2006, the banks amended the credit facility to reflect the Company’s acquisitions of ABLE and McDowell. As a result, the banks increased the amount of the revolving credit component from $15,000 to $20,000. In addition, the financial covenants that the Company is required to maintain under the facility were revised accordingly.
     As of September 30, 2006, the Company had $5,667 outstanding under the term loan component of its credit facility with its primary lending bank and $3,000 was outstanding under the revolver component. Effective as of September 30, 2006, the Company received a waiver letter from the banks concerning the Company’s non-compliance with the EBIT (as defined) to interest covenant of the credit facility, as amended. In addition, the Company received a waiver for a non-financial covenant related to a Change in Control provision, as defined in the credit agreement. As a result of the uncertainty of the Company’s ability to comply with the covenants within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of September 30, 2006. While the revolver arrangement now provides for up to $20,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited at times by the financial covenants. At September 30, 2006, the Company had $2,200 of outstanding letters of credit related to this facility, as amended July 3, 2006, leaving $14,800 of potential borrowing capacity available.
     As of September 30, 2006, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $843 in additional borrowing capacity under this credit facility as of September 30, 2006.
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
     For the three-month and nine-month periods ended September 30, 2006, the Company recorded an income tax benefit of $832 and $381, respectively, related mainly to the loss reported for U.S. operations during the periods. The effective tax rates for the total Company were 33% and 21%, respectively. The overall effective rates are the result of the combination of income and losses in each of the Company’s tax jurisdictions, which is particularly influenced by the fact that the Company has not recognized a deferred tax asset pertaining to cumulative historical losses for its U.K. subsidiary, as management does not believe it is more likely than not that they will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.K. subsidiary reflected in the Condensed Consolidated Statements of Operations.
     At September 30, 2006, the Company has a deferred tax asset of $24,057 reflecting significant net operating losses related to past years’ cumulative losses. The Company believes that it is more likely than not that it will be able to utilize the U.S. net operating loss carryforwards that have accumulated over time. Management’s belief is based on the expectation that the U.S. Federal and state deferred tax assets will be realized primarily through future taxable income from operations, and partly from reversing taxable temporary differences. The Company will continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. net operating losses and other deferred tax assets.
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
     As of September 30, 2006, the Company had open capital commitments to purchase approximately $538 of production machinery and equipment.
     The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company’s product warranty liability during the first nine months of 2006 were as follows:

Balance at December 31, 2005	$464
Accruals for warranties issued	46
Settlements made	(42)

Balance at September 30, 2006	$468

     A retail end-user of a product manufactured by one of the Company’s customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by an Ultralife battery, does not operate according to the Customer’s product specification. No claim has been filed against Ultralife. However, in the interest of fostering good customer relations, in September 2002, Ultralife agreed to lend technical support to the Customer in defense of its claim. Additionally, Ultralife assured the Customer that it would honor its warranty by replacing any batteries that might be determined to be defective. Subsequently, the Company learned that the end-user and the Customer settled the matter. In February 2005, Ultralife and the Customer entered into a settlement agreement. Under the terms of the agreement, Ultralife has agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under the Company’s standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released Ultralife from any and all liability with respect to this matter. Consequently, the Company does not anticipate any further expenses with regard to this matter other than its obligations under the settlement agreement. The Company’s warranty reserve as of September 30, 2006 includes an accrual related to anticipated replacements under this agreement. Further, the Company does not expect the ongoing terms of the settlement agreement to have a material impact on the Company’s operations or financial condition.
     The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through September 30, 2006, total costs incurred have amounted to approximately $140, none of which has been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. The Company received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by the Company’s outside environmental consulting firm. The Company is now waiting for comments from the NYSDEC. The environmental consulting firm previously estimated that the final cost to the Company to remediate the requested area would be approximately $28, based on the submitted work plan. Additional testing and analysis that has been completed will increase the estimated remediation costs modestly. At September 30, 2006 and December 31, 2005, the Company had $45 and $38, respectively, reserved for this matter.
     The Company has had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of September 30, 2006, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (DCAA) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. The Company has reviewed these audit reports, has submitted its response to these audits and believes the proposed audit adjustments, taken as a whole, can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While the Company believes that potential exposure exists relating to any final negotiation of these proposed adjustments, it cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on the Company’s business, financial condition and results of operations.
     The Company has been able to obtain certain grants/loans from government agencies to assist with various funding needs. In November 2001, the Company received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that the Company expected would lead to job creation. In this case, the Company was to be reimbursed after the full completion of the particular project. This grant/loan also required the Company to meet and maintain certain levels of employment. During 2002, since the Company did not meet the initial employment threshold, it appeared unlikely at that time that the Company would be able to gain access to these funds. However, during 2006, the Company’s employment levels have increased to a level that exceeds the minimum threshold, and the Company now expects to receive these funds during the fourth quarter of 2006 and early 2007.
     From August 2002 through August 2006, the Company participated in a self-insured trust to manage its workers’ compensation activity for its employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In the third quarter of 2006, the Company confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, the Company recorded a liability and an associated expense of $350 as an estimate of its potential future cost related to the trust’s underfunded status. It is likely, however, that the final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time the Company was a member. It is likely to take several years before resolution of outstanding workers’ compensation claims are finally settled. The Company will continue to review this liability periodically and make adjustments accordingly as new information is collected. In August 2006, the Company left the self-insured trust and has obtained alternative coverage for its workers’ compensation program through a third-party insurer.
12.	BUSINESS SEGMENT INFORMATION
     The Company reports its results in four operating segments: Non-rechargeable Batteries, Rechargeable Batteries, Communications Accessories, and Technology Contracts. The Non-rechargeable Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries and battery chargers and accessories. The Communications Accessories segment includes power supplies and cables, RF Amplifiers, and various communication kits and equipment. The Technology Contracts segment includes revenues and related costs associated with various development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges.
Three-Month Period Ended September 30, 2006

	Non-
	rechargeable	Rechargeable	Communications	Technology
	Batteries	Batteries	Accessories	Contracts	Corporate	Total

Revenues	$16,998	$3,463	$3,046	$218	$—	$23,725
Segment contribution	2,400	397	1,104	80	(6,118)	(2,137)
Interest expense, net					(432)	(432)
Miscellaneous					39	39
Income taxes-current					4	4
Income taxes-deferred					828	828

Net loss						$(1,698)
Total assets	$47,748	$7,602	$27,526	$120	$29,236	$112,232

Three-Month Period Ended October 1, 2005

	Non-
	rechargeable	Rechargeable	Communications	Technology
	Batteries	Batteries	Accessories	Contracts	Corporate	Total

Revenues	$12,805	$2,286	$—	$601	$—	$15,692
Segment contribution	1,811	456		93	(3,871)	(1,511)
Interest expense, net					(176)	(176)
Miscellaneous					(9)	(9)
Income taxes-current					(5)	(5)
Income taxes-deferred					385	385

Net loss						$(1,316)
Total assets	$45,581	$4,255	$—	$8	$30,918	$80,762
Nine-Month Period Ended September 30, 2006

	Non-
	rechargeable	Rechargeable	Communications	Technology
	Batteries	Batteries	Accessories	Contracts	Corporate	Total

Revenues	$51,101	$8,676	$3,046	$614	$—	$63,437
Segment contribution	9,280	1,882	1,104	62	(13,776)	(1,448)
Interest expense, net					(759)	(759)
Miscellaneous					377	377
Income taxes-current					(20)	(20)
Income taxes-deferred					401	401

Net loss						$(1,449)
Total assets	$47,748	$7,602	$27,526	$120	$29,236	$112,232
Nine-Month Period Ended October 1, 2005

	Non-
	rechargeable	Rechargeable	Communications	Technology
	Batteries	Batteries	Accessories	Contracts	Corporate	Total

Revenues	$43,305	$7,676	$—	$1,677	$—	$52,658
Segment contribution	7,460	946		182	(11,619)	(3,031)
Interest expense, net					(431)	(431)
Miscellaneous					(203)	(203)
Income taxes-current					(3)	(3)
Income taxes-deferred					(637)	(637)

Net loss						$(4,305)
Total assets	$45,581	$4,255	$—	$8	$30,918	$80,762
13.	FIRES AT MANUFACTURING FACILITIES
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
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently assessing any potential impact of adopting this pronouncement.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company is assessing any potential impact of adopting this pronouncement.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing any potential impact of adopting this pronouncement.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the Company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing any potential impact of applying this interpretation.

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
          The Company reports its results in four operating segments: Non-rechargeable Batteries, Rechargeable Batteries, Communications Accessories, and Technology Contracts. The Non-rechargeable Batteries segment includes 9-volt, cylindrical and various other non-rechargeable specialty batteries. The Rechargeable Batteries segment includes the Company’s lithium polymer and lithium ion rechargeable batteries and battery chargers and accessories. The Communications Accessories segment includes power supplies and cables, RF Amplifiers, and various communication kits and equipment. The Technology Contracts segment includes revenues and related costs associated with various development contracts. The Company looks at its segment performance at the gross margin level, and does not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges.
          On May 19, 2006, the Company acquired ABLE New Energy Co., Ltd. (“ABLE”), an established, profitable manufacturer of lithium batteries located in Shenzhen, China. The initial cash purchase price for ABLE was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The equity portion of the purchase price consisted of 96,247 shares of Ultralife common stock, valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. The Company has incurred $53 in acquisition related costs, which are included in the total potential cost of the investment of $3,975. The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,345 (including $104 in cash) was recorded as goodwill in the amount of $1,234. The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon the Company’s final review of the third party’s valuation. (See Note 2 for additional information.)
          On July 3, 2006, the Company finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas. Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable convertible note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The Company presently estimates the net value of these assets to be approximately $6,000, resulting in a revised purchase price of approximately $28,000. The final purchase price is subject to the finalization of negotiations pertaining to the valuation of trade accounts receivable, inventory and trade accounts payable. Substantial negotiations involving this valuation remain ongoing. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of the Company’s credit facility with its primary lending banks, which was recently amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term and is convertible at $15 per share into 1.33 million shares of the Company’s common stock, with a forced conversion feature, at the Company’s option, at any time after the 30-day average closing price of the Company’s common stock exceeds $17.50 per share. The Company has incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $28,059. (See Note 2 for additional information.)
Results of Operations (dollars in thousands, except per share amounts)
Three-month periods ended September 30, 2006 and October 1, 2005
          Impact of Adoption of FAS 123R, and Amortization Expense Associated with Acquisitions. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company adopted the modified prospective method of adoption, resulting in no restatement of the Company’s prior period results. The total amount of non-cash, stock-based compensation expense for the third quarter of 2006 was $409. Since the Company had not adopted this pronouncement in 2005, there was no expense for share-based compensation in the Company’s 2005 reported results. (See Note 5 for additional information.)
          As a result of the acquisitions of ABLE and McDowell, the Company has begun to record a non-cash expense related to the identifiable intangible assets of these companies, including technology, customer and distributor lists, and non-compete agreements, among others. As of September 30, 2006, the Company had, through preliminary independent appraisals, identified a total of $7,397 in amortizable intangible assets, which will be amortized over their remaining economic lives. In its internal evaluation of the Company’s performance, management excludes this non-cash expense. In the third quarter of 2006, the Company recorded amortization expense of $512.

          In order for investors to be able to accurately assess the change in the Company’s operating performance from year to year, a reconciliation of the Company’s reported results with a non-GAAP measurement is being provided. The table below presents a reconciliation of the reported results with a non-GAAP measurement by adjusting out the stock-based compensation expense and intangible asset amortization expense included in the third quarter 2006 results with the comparable period results in 2005.

	Three-Month			Three-Month	Three-Month
	Period Ended			Period Ended	Period Ended
	September 30,		Amortization	September 30,	October 1,
	2006 (as	FAS 123R	of Intangible	2006 (as	2005
	reported)	Impact	Assets	adjusted)	(as reported)
Revenues	$23,725	$—	$—	$23,725	$15,692
Cost of Products Sold	19,744	(54)	—	19,690	13,332

Gross Margin	3,981	54	—	4,035	2,360
Operating Expenses	6,118	(355)	(512)	5,251	3,871

Operating Income	$(2,137)	$409	$512	$(1,216)	$(1,511)

          The information provided in the table above provides the added information of showing the effect of the adoption of FAS 123R on gross margin and operating expenses as they affect the Company’s business model. The Company uses this measure for internal purposes to assess its performance and believes that this provides added information to investors who seek to utilize this information, which although not a GAAP measurement, is utilized in several recognized models of the value of a firm.
          Revenues. Consolidated revenues for the three-month period ended September 30, 2006 amounted to $23,725, an increase of $8,033, or 51%, from the $15,692 reported in the same quarter in the prior year. Non-rechargeable battery sales increased $4,193, or 33%, from $12,805 last year to $16,998 this year. An increase in 9-volt shipments, higher sales of batteries to commercial customers mainly in the automotive telematics market, and the incremental impact of sales reported by ABLE following the acquisition of that company in May 2006 were the key factors generating the rise in revenues. Rechargeable revenues increased $1,177, or 51%, from $2,286 to $3,463, as a result of higher sales of battery chargers related to the addition of McDowell. Communication Accessories, a new segment added this quarter related to the acquisition of McDowell, amounted to $3,046. Technology Contract revenues were $218 in the third quarter of 2006, a decrease of $383 from the $601 reported in the third quarter of 2005 mainly attributable to the completion of the Company’s development contract with General Dynamics.
          Cost of Products Sold. Cost of products sold totaled $19,744 for the quarter ended September 30, 2006, an increase of $6,412, or 48%, from the $13,332 reported for the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $3,981, an increase of $1,621 over the $2,360 reported in the same quarter in the prior year due mainly to higher sales volumes, including the impact from the ABLE and McDowell acquisitions. As a percentage of revenues, gross margins amounted to 17% in the third quarter of 2006, an increase from 15% reported in the third quarter of 2005. Non-rechargeable battery margins were $2,400, or 14% of revenues, for the third quarter of 2006 compared with $1,811, or 14% of revenues, in the same period in 2005. Improvements in gross margins were hampered by the recognition of a $350 reserve related to a workers’ compensation trust in which the Company previously participated (of which $199 impacted gross margins and $151 impacted operating expenses), an approximately $124 write-down of certain fixed assets deemed to be no longer productive, a change in product mix, higher scrap costs in the Company’s Newark operations and higher energy costs. In the Company’s Rechargeable operations, gross margin amounted to $397 in the third quarter of 2006, or 11% of revenues, compared to $456, or 20% of revenues, in 2005, a decrease of $59 related to sales of lower-margin products. Gross margins in the Communication Accessories segment totaled $1,104 or 36% of revenues, related to the acquisition of McDowell. Gross margins in the

Technology Contract segment amounted to $80, or 37% of revenues in the third quarter of 2006, compared to $93, or 15%, in 2005, a decline of $13 mainly related to lower revenues.
          Operating Expenses. Operating expenses for the three-month period ended September 30, 2006 totaled $6,118 a $2,247 increase from the prior year’s amount of $3,871. Excluding the impact of expensing stock options of $355 ($323 in selling, general, and administrative expenses and $32 in research and development charges) related to the adoption of FAS 123R in 2006, operating expenses increased $1,892. Amortization expense associated with the recognition of intangible assets related to the acquisitions of ABLE and McDowell caused $512 in added expenses, and ongoing operating expenses from the acquired companies resulted in approximately $1,400 of the overall increase in the quarter. Research and development charges increased $270 to $1,239 in 2006 due mainly to the addition of McDowell new product development costs. Selling, general, and administrative expenses increased $1,465 to $4,367. Excluding the impact of expensing stock options, selling, general, and administrative expenses increased $1,142, primarily related to additional costs associated with ABLE and McDowell, in addition to integration costs and a charge related to workers’ compensation expense. Overall, operating expenses as a percentage of sales increased to 26% in the third quarter 2006 from 25% reported in the prior year.
          Other Income (Expense). Interest expense, net, for the third quarter of 2006 was $432, an increase of $256 from the comparable period in 2005, mainly related to interest on the $20,000 convertible note issued to finance the McDowell acquisition. Miscellaneous income/expense amounted to income of $39 for the third quarter of 2006 compared with an expense of $9 for the same period in 2005. This change resulted mainly from changes in foreign currency exchange rates, related primarily to the translation impact of the Company’s U.S. dollar-denominated loan with its UK subsidiary.
          Income Taxes. The Company reflected a tax benefit of $832 for the third quarter of 2006 compared with a tax benefit of $380 in the third quarter of 2005. The effective tax rate for the total Company in the third quarter of 2006 was 33%. Since the Company has significant net operating loss carryforwards, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
          Net (Loss)/Income. Net loss and loss per share were $1,698 and $0.11, respectively, for the three months ended September 30, 2006, compared to net loss and loss per share of $1,316 and $0.09, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,642,000 in the third quarter of 2005 to 14,987,000 in 2006 mainly due to stock option and warrant exercises.
Nine-month periods ended September 30, 2006 and October 1, 2005
          Impact of Adoption of FAS 123R, and Amortization Expense Associated with Acquisitions. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company adopted the modified prospective method of adoption, resulting in no restatement of the Company’s prior period results. The total amount of non-cash, stock-based compensation expense for the nine-month period ended September 30, 2006 was $975. Since the Company had not adopted this pronouncement in 2005, there was no expense for share-based compensation in the Company’s 2005 reported results. (See Note 5 for additional information.)
          As a result of the acquisitions of ABLE and McDowell, the Company has begun to record a non-cash expense related to the identifiable intangible assets of these companies, including technology, customer and distributor lists, and non-compete agreements, among others. As of September 30, 2006, the Company had, through preliminary independent appraisals, identified a total of $7,397 in amortizable intangible assets, which will be amortized over their remaining economic lives. In its internal evaluation of the Company’s performance, management excludes this non-cash expense. In the first nine months of 2006, the Company recorded amortization expense of $512.
     In order for investors to be able to accurately assess the change in the Company’s operating performance from year to year, a reconciliation of the Company’s reported results with a non-GAAP measurement is being provided. The table below presents a reconciliation of the reported results with a non-GAAP measurement by adjusting out the stock-based compensation expense and intangible asset amortization expense included in the first nine months of 2006 results and comparing it to the comparable period results in 2005.

	Nine-Month			Nine-Month	Nine-Month
	Period Ended			Period Ended	Period Ended
	September 30,		Amortization	September 30,	September
	2006 (as	FAS 123R	of Intangible	2006 (as	30, 2005
	reported)	Impact	Assets	adjusted)	(as reported)
Revenues	$63,437	$—	$—	$63,437	$52,658
Cost of Products Sold	51,109	(122)	—	50,987	44,070

Gross Margin	12,328	122	—	12,450	8,588
Operating Expenses	13,776	(853)	(512)	12,411	11,619

Operating Income/(Loss)	$(1,448)	$975	$512	$39	$(3,031)

          The information provided in the table above provides the added information of showing the effect of the adoption of FAS 123R on gross margin and operating expenses as they affect the Company’s business model. The Company uses this measure for internal purposes to assess its performance and believes that this provides added information to investors who seek to utilize this information, which although not a GAAP measurement, is utilized in several recognized models of the value of a firm.
          Revenues. Consolidated revenues for the nine-month period ended September 30, 2006 amounted to $63,437, an increase of $10,779, or 20%, from the $52,658 reported in the same nine months in 2005. Non-rechargeable battery sales increased $7,796, or 18%, from $43,305 last year to $51,101 this year. Higher sales of batteries to commercial customers mainly in the automotive telematics market, the incremental impact of sales reported by ABLE following the acquisition of that company in May 2006, and an increase in 9-volt shipments were the key drivers in the rise in revenues. Rechargeable revenues increased $1,000, or 13%, from $7,676 to $8,676, primarily due to higher charger sales from the addition of McDowell. Communication Accessories, a new segment added this quarter related to the acquisition of McDowell, amounted to $3,046. Technology Contract revenues were $614 in the first nine months of 2006, a decrease of $1,063 from the $1,677 reported in the first nine months of 2005 due mainly to the completion of the Company’s development contract with General Dynamics.
          Cost of Products Sold. Cost of products sold totaled $51,109 for the nine-month period ended September 30, 2006, an increase of $7,039, or 16%, over the $44,070 reported the same nine-month period a year ago. The gross margin on consolidated revenues for the first nine-months of 2006 was $12,328, an increase of $3,740 over the $8,588 reported in the same period in the prior year due mainly to higher sales volumes, including the impact from the newly acquired companies. As a percentage of revenues, gross margin amounted to 19% for the first nine months of 2006, an improvement from 16% reported in the first nine months of 2005. Non-rechargeable battery margins were $9,280, or 18% of revenues, for the nine-month period ended September 30, 2006 compared with $7,460, or 17% of revenues, in the same period in 2005 primarily due to higher sales volumes. Gross margins were partially hampered by the recognition of a $350 third quarter reserve related to a workers’ compensation trust in which the Company previously participated (of which $199 impacted gross margins and $151 impacted operating expenses), higher scrap costs in the Company’s Newark operations during the third quarter, an approximately $124 write-down of certain fixed assets deemed to be no longer productive, and higher energy costs. In the Company’s Rechargeable operations, gross margin amounted to $1,882 in the first nine months of 2006, or 22% of revenues, compared to $946, or 12% of revenues, in 2005, an improvement of $936 mainly related to sales of higher margin batteries and chargers. Gross margins in the Communication Accessories segment totaled $1,104 or 36% of revenues, related to the acquisition of McDowell. Gross margins in the Technology Contract segment resulted in a gross margin of $62 or 10% of revenue in the first nine-month period in 2006, compared to a profit of $182, or 11% of revenues, in 2005, a decline of $120 due to the decline in revenues.
          Operating Expenses. Operating expenses for the nine-month period ended September 30, 2006 totaled $13,776, a $2,157 increase from the prior year’s amount of $11,619. Excluding the impact of expensing stock options of $853 ($804 in selling, general, and administrative expenses and $49 in research and development charges) related to the adoption of FAS 123R in 2006, operating expenses increased $1,304. Amortization expense associated with the recognition of intangible assets related to the acquisitions of ABLE and McDowell caused $512 in added expenses, and ongoing operating expenses from the newly acquired companies added approximately $1,400 of operating expenses in the third quarter. Research and development charges increased $209 to $3,083 in 2006 due to added development costs associated with the addition of McDowell’s operating costs. Selling, general, and administrative expenses increased $1,436 to $10,181. Excluding the impact of expensing stock options, selling, general, and administrative expenses increased $632 primarily related to additional operating costs associated with the newly acquired entities, in addition to integration costs, offset in part by lower consulting fees and professional services. Overall, operating expenses as a percentage of sales were 22% in first nine months of 2006, consistent with the 22% reported in 2005.
          Other Income (Expense). Interest expense, net, for the nine-month period ended September 30, 2006 was $759, an increase of $328 from the comparable period in 2005, mainly related to interest on the $20,000 convertible note issued to finance the McDowell acquisition in July 2006, lower interest income on lower invested cash, and higher interest rates associated with the Company’s outstanding debt. During the first nine months of 2006, the Company recorded a $191 gain from an insurance settlement related to the finalization of an insurance claim for the U.K. operation. (See Note 13 for additional information.) Miscellaneous income/expense amounted to income of $186 for the first nine months of 2006 compared with an expense of $203 for the same period in 2005. This change resulted mainly from changes in foreign currency exchange rates, related primarily to the translation impact of the Company’s U.S. dollar-denominated loan with its UK subsidiary.
          Income Taxes. The Company reflected a tax benefit of $381 for the nine-month period ended September 30, 2006 compared with a provision of $640 in the first nine months of 2005. Included in the 2005 provision is a $1,279 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a revision to the associated deferred tax asset. The effective tax rate for the total Company in the first nine months of 2006 was 21%. Since the Company has significant net operating loss carryforwards, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
          Net (Loss)/Income. Net loss and loss per share were $1,449 and $0.10, respectively, for the nine-month period ended September 30, 2006, compared to net loss and loss per share of $4,305 and $0.30, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,497,000 in the third quarter of 2005 to 14,867,000 in 2006 mainly due to stock option and warrant exercises and the impact from issuing approximately 96,000 shares of common stock in the acquisition of ABLE in May 2006.
Liquidity and Capital Resources (dollars in thousands)
          As of September 30, 2006, cash and cash equivalents totaled $1,345, a decrease of $1,869 from the beginning of the year. During the nine-month period ended September 30, 2006, operating activities provided $4,007 in cash as compared to a use of $6,135 for the nine-month period ended September 30, 2005. The generation of cash from operating activities in 2006 resulted mainly from an increase in earnings before depreciation and amortization and decreases in inventories, prepaids and other current assets, offset partially by increases in accounts receivables and accounts payable and other liabilities. Inventory levels have declined due to somewhat lower production volumes of D-cells and BA-5390 batteries as sales of these batteries to military customers have recently slowed.
          The Company used $8,038 in cash for investing activities during the first nine-month period of 2006 compared with $2,188 in cash used for investing activities in the same period in 2005. In 2006, the Company used $1,949 in cash as part of the consideration to acquire ABLE in China, in addition to using $5,059 in cash as part of the consideration to acquire McDowell. In addition, the Company spent $1,030 to purchase plant, property and equipment, down from $3,211 for the same period in 2005.
          During the nine-month period ended September 30, 2006, the Company generated $2,041 in funds from financing activities compared to the generation of $878 in funds in the same period of 2005. The financing activities in 2006 included inflows from drawdowns on the revolver portion of the Company’s primary credit facility and the issuance of stock, mainly as stock options and warrants were exercised during the period, offset by outflows for principal payments of term debt under the Company’s primary credit facility. During the first nine months of 2006, the Company issued 96,247 shares of common stock related to the acquisition of ABLE. The Company also awarded 26,668 restricted shares of common stock during the first nine months of 2006, of which 6,667 shares were vested as of September 30, 2006. In addition, the Company issued approximately 165,000 shares of common stock related to the exercises of stock options and warrants for which the Company received approximately $1,076 in cash proceeds.
          Inventory turnover for the first nine months of 2006 was an annualized rate of approximately 3.20 turns per year, down from the 3.40 turns for all of 2005. While improvements were made during the third quarter, the Company’s inventory levels are still relatively high due to a buildup of BA-5390 batteries during 2005 in anticipation of orders from the military, a transition of certain European customers to newer, more cost-effective products, and the initial stocking of “Warstoppers” inventory for surge demand for the military. The Company’s Days Sales Outstanding (DSOs) was an average of 48 days for the first nine months of 2006, relatively consistent with the 45 days reflected for the full year of 2005.
          At September 30, 2006, the Company had a capital lease obligation outstanding of $48 for the Company’s Newark, New York offices and manufacturing facilities.
          As of September 30, 2006, the Company had open capital commitments to purchase approximately $538 of production machinery and equipment.
          On June 30, 2004, the Company closed on a $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of the assets of the Company, including all of the Company’s subsidiaries. The term loan component is paid in equal monthly installments over five years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced the Company’s $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The Company is required to meet certain financial covenants, including a debt to earnings ratio, an EBIT (as defined) to interest expense ratio, and a current assets to total liabilities ratio.
          On June 30, 2004, the Company drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, the Company entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. The Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by the Company is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, on April 1, 2005, the adjusted rate increased to 6.48%, and on October 3, 2005, the adjusted rate increased to 6.98%, the maximum amount under the current grid structure, and remains at that rate as of September 30, 2006. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 30, 2006 resulted in an asset of $86, all of which was reflected as short-term.
          Effective July 3, 2006, the banks amended the credit facility to reflect the Company’s acquisitions of ABLE and McDowell. As a result, the banks increased the amount of the revolving credit component from $15,000 to $20,000. In addition, the financial covenants that the Company is required to maintain under the facility were revised accordingly.
          As of September 30, 2006, the Company had $5,667 outstanding under the term loan component of its credit facility with its primary lending bank and $3,000 was outstanding under the revolver component. Effective as of September 30, 2006, the Company received a waiver letter from the banks concerning the Company’s non-compliance with the EBIT (as defined) to interest covenant of the credit facility, as amended. In addition, the Company received a waiver for a non-financial covenant related to a Change in Control provision, as defined in the credit agreement. As a result of the uncertainty of the Company’s ability to comply with the covenants within the next year, the Company continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of September 30, 2006. While the revolver arrangement now provides for up to $20,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited at times by the financial covenants. At September 30, 2006, the Company had $2,200 of outstanding letters of credit related to this facility, as amended July 3, 2006, leaving $14,800 of potential borrowing capacity available.
          In October 2006, the Company announced two large contracts, one for $10,900 from a supplier to a major defense contractor for certain rechargeable batteries and chargers to be used to help combat improvised explosive devices, and the other for $9,000 from a major U.S. defense contractor for Integration Kits supporting military communications systems. Each of the contracts has deliveries beginning in the fourth quarter of 2006, which will require the use of a certain amount of working capital to purchase materials and ramp up labor requirements. As such, the Company will likely increase its borrowings under the revolving credit facility during the fourth quarter of 2006, and then diminish its borrowing levels during the first half of 2007 as these contracts are completed.
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
          As of September 30, 2006, the Company’s wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides the Company’s U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $843 in additional borrowing capacity under this credit facility as of September 30, 2006.
          During the first nine-month periods of 2006 and 2005, the Company issued 165,000 and 418,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. The Company received approximately $1,076 in 2006 and $2,310 in 2005 in cash proceeds as a result of these transactions.
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
Outlook (in thousands of dollars)
          For the fourth quarter of 2006, management expects revenues of approximately $35,000, resulting in revenues for the full year in the range of $100,000. Operating income for the fourth quarter is projected to range between approximately $2,500 and $3,000, including non-cash charges for stock based compensation expense and intangible amortization, which are assumed to be $500 and $400, respectively.
Recent Accounting Pronouncements and Developments
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently assessing any potential impact of adopting this pronouncement.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company is assessing any potential impact of adopting this pronouncement.
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
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing any potential impact of adopting this pronouncement.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of SFAS

No. 158 are effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
          In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing any potential impact of applying this interpretation.
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
          During the first nine months of 2006, there were no significant changes in the manner in which the Company’s significant accounting policies were applied or in which related assumptions and estimates were developed. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company adopted FAS 123R using the modified prospective method and, accordingly, did not restate prior periods presented in this Form 10-Q to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. The Company calculates expected volatility for stock options by taking an average of historical volatility over the past five years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.
          During 2006, as a result of the ABLE and McDowell acquisitions, the Company added the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” as critical accounting policies. In accordance with SFAS No. 141, “Business Combinations,” the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and intangible assets with indefinite lives, but instead measures these assets for impairment at least annually, or when events indicate that impairment exists. The Company amortizes intangible assets that have definite lives over their useful lives.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in whole dollars)
          The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in market value of its investments and believes its exposure to these risks is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of commercial paper and U.S. corporate bonds. In July 2004, the Company entered into an interest rate swap arrangement in connection with the term loan component of its new credit facility. Under the swap arrangement, effective August 2, 2004, the Company received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of September 30, 2006, a one basis point move in the Eurodollar spread would have a $750 value change. (See Note 9 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
          The Company maintains manufacturing operations in the U.S., the U.K., and China, and exports products to various countries. The Company purchases materials and sells its products in foreign currencies, and therefore currency fluctuations may impact the Company’s pricing of products sold and materials purchased. In addition, the Company’s foreign subsidiaries maintain their books in local currency, which is translated into U.S. dollars for its consolidated financial statements.
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
          Changes In Internal Control Over Financial Reporting – In the beginning of the third quarter of fiscal year 2006, the Company completed its acquisition of substantially all of the assets of McDowell Research, Ltd., a manufacturer of military communications accessories located in Waco, Texas. Shortly after the closing of this transaction, the Company performed an initial assessment of McDowell’s internal control over financial reporting (ICFR). While the assessment is not as complete or as detailed as would be necessary to support the report by management on the Company’s ICFR that will be required in its annual report, the Company has gained a basic understanding of the internal control structure within McDowell, which previously was a closely-held, private company. Management’s opinion is that, if management were required to include McDowell in assessing the Company’s ICFR at this time, then management would not be able to conclude the Company’s ICFR is effective as it pertains to McDowell. Furthermore, since the McDowell acquisition was completed in the third quarter of 2006, the Company does not expect that it will be possible to complete its assessment and remediation of ICFR for McDowell’s operations as of year-end.

          Based on the initial assessment, the Company believes that the following areas would contain enough significant deficiencies to constitute a material weakness in McDowell’s ICFR:
a)	Ineffective information systems and related control processes surrounding such systems;

b)	Lack of routine and complete reconciliations of general ledger accounts to detailed supporting documentation; and

c)	Levels of staffing that would promote sufficient segregation of duties and assure a sufficient level of expertise in manufacturing accounting and proper application of generally accepted accounting principles.
          The Company is in the process of integrating McDowell into the Company’s business and assimilating McDowell’s operations, services, products and personnel with the Company’s management policies, procedures and strategies. The Company is in the process of remediating the noted internal control deficiencies and expects to complete the implementation of the necessary changes during the first quarter of 2007.
          There has been no other change in the internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings (Dollars in thousands)
          The Company is subject to legal proceedings and claims, which arise in the normal course of business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.
          In conjunction with the Company’s purchase/lease of its Newark, New York facility in 1998, the Company entered into a payment-in-lieu of tax agreement, which provides the Company with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. The Company retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through September 30, 2006, total costs incurred have amounted to approximately $140, none of which have been capitalized. In February 1998, the Company entered into an agreement with a third party which provides that the Company and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse the Company for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. The Company has fully reserved for its portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. The Company responded by submitting a work plan to NYSDEC, which was approved in April 2002. The Company sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that the Company perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. The Company received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by the Company’s outside environmental consulting firm. The Company is now waiting for comments from the NYSDEC. The environmental consulting firm previously estimated that the final cost to the Company to remediate the requested area would be approximately $28, based on the submitted work plan. Additional testing and analysis that has been completed will increase the estimated remediation costs modestly. At September 30, 2006 and December 31, 2005, the Company had $45 and $38, respectively, reserved for this matter.
Item 6. Exhibits
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC.
(Registrant)

Date: November 9, 2006	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President — Finance and Chief Financial Officer

Index to Exhibits
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications