Form 10-K
period 2006-12-31
ULTRALIFE BATTERIES INC
filed 2007-03-21
CIK 875657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from
Commission file number 0-20852
ULTRALIFE BATTERIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1387013

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Technology Parkway, Newark, New York	14513

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(315) 332-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 1, 2006, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $149,000,000 based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on June 30, 2006.
     As of March 3, 2007, the Registrant had 15,149,204 shares of Common Stock outstanding, net of 727,250 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III Ultralife Batteries, Inc. Proxy Statement — Certain portions of the Registrant’s Definitive Proxy Statement relating to the June 6, 2007 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10-14 herein, except for the equity plan information required by Item 12 as set forth therein.

PART I
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 1A of this report.
     As used in this report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Batteries, Inc. and include our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., McDowell Research Co., Inc. and ABLE New Energy Co., Limited.
ITEM 1. BUSINESS
General
     We are a global provider of high-energy power systems and communications accessories for diverse applications. We develop, manufacture and market a wide range of non-rechargeable and rechargeable batteries, charging systems and communications accessories for use in military, industrial and consumer portable electronic products. Through our portfolio of standard products and engineered solutions, we are at the forefront of providing the next generation of power systems and accessories. Our four operating units are Ultralife Batteries, Inc. in Newark, New York (Headquarters); Ultralife Batteries (UK) Ltd., in Abingdon, England; McDowell Research Co., Inc. in Waco, Texas; and ABLE New Energy Co., Ltd. in Shenzhen, China.
     Our battery technologies allow us to offer batteries and power systems that are flexibly configured, lightweight and generally capable of achieving longer operating times than many competing batteries currently available, and that our communications accessories offer users a wide variety of integrated solutions that satisfy the most demanding applications.
     We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under the Ultralife®, ABLETM and McDowell ResearchTM brands. Our manufacturing and product development facilities are located in the United States, England and China. We manufacture lithium-manganese dioxide, lithium-thionyl chloride, lithium ion and seawater-activated batteries, charging systems, power supplies, amplified speakers, equipment mounts and integrated communication systems in our company-operated manufacturing facilities.
     We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Accessories and Technology Contracts. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated batteries. The Rechargeable Products segment includes: lithium ion and lithium polymer rechargeable batteries and charging systems and accessories, such as cables. The Communications Accessories segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. The Technology Contracts segment includes: revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 11 in the Notes to Consolidated Financial Statements.)
     We continually evaluate various ways to grow, including opportunities to expand through mergers and acquisitions. In May 2006, we acquired ABLE New Energy Co., Ltd., an established manufacturer of lithium batteries located in Shenzhen, China, with a combination of cash, common stock and stock warrants for a total value of approximately $4.1 million. The acquisition broadened our product offering and provided additional exposure to new markets. In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd., a manufacturer of military communications accessories located in Waco, Texas, for approximately $25 million consisting of $5 million in cash and a $20 million non-transferable convertible note held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3 million. We estimate the net value of these assets to be approximately $6 million, resulting in a revised purchase price of approximately $28 million. The final purchase price is subject to the finalization of negotiations pertaining to the valuation of trade accounts receivable, inventory and trade accounts payable. Substantial negotiations involving this valuation remain ongoing. The acquisition enhanced our channels into the military communications area, strengthened our presence in global military markets and broadened our solutions offerings in the military and government sectors. (See Note 2 in the Notes to Consolidated Financial Statements.)
     Our website address is www.ultralifebatteries.com. We make available free of charge via a hyperlink on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We will provide copies of these reports upon written request to the attention of Peter F. Comerford, Secretary, Ultralife Batteries, Inc., 2000 Technology Parkway, Newark, New York, 14513. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.
Non-Rechargeable Products
     We manufacture and market a family of lithium-manganese dioxide (Li-MnO2) non-rechargeable batteries including 9-volt, HiRate® cylindrical, and Thin Cell® form factors, in addition to magnesium silver-chloride seawater-activated batteries. We also manufacture and market a family of lithium-thionyl chloride (Li-SOCl2) non-rechargeable batteries produced by our ABLE operating unit. Applications for our 9-volt batteries include: smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our HiRate and Thin Cell lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. Military applications for our non-rechargeable HiRate and rechargeable lithium ion batteries include: man-pack and survival radios, night vision goggles, targeting devices, chemical agent monitors and thermal imaging equipment. Our lithium-thionyl chloride batteries, sold under our ABLE brand as well as various private label brands, can be used in a wide variety of applications including utility meters, security devices, electronic meters, automotive electronics and geothermal devices. We also manufacture seawater-activated batteries for specialty marine applications. We believe that the chemistry of lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include: lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price for our lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our lithium batteries allow longer operating times and less frequent battery replacements for our targeted applications.
     According to a 2004 report, World Primary Lithium Battery Markets, by Frost & Sullivan, lithium non-rechargeable batteries generated revenues of approximately $821 million in 2003 and are forecasted to reach over $1.2 billion in 2009.
     Revenues for this segment for the year ended December 31, 2006 were $67.8 million and segment contribution was $11.9 million.
Rechargeable Products
     We believe that our range of lithium ion and lithium polymer rechargeable batteries offers substantial benefits, including the ability to design and produce lightweight batteries in a variety of custom sizes, shapes, and thickness. We market lithium ion and lithium polymer rechargeable batteries comprised of cells manufactured by qualified cell manufacturers. Additionally, we are utilizing the rechargeable battery products and chargers we have developed for military applications to satisfy commercial customers seeking turnkey power solutions.
     According to a 2006 report, Worldwide Market Update on NiMH, Li Ion and Polymer Batteries for Portable Applications and HEVS, by the Institute of Information Technology, Ltd., the global portable rechargeable batteries market was approximately $6.1 billion in 2005 and is expected to reach approximately $7.9 billion in 2009. The widespread use of a variety of portable consumer and commercial electronic products has increased demand. We believe our addressable market is approximately $1 billion.
     Revenues for this segment for the year ended December 31, 2006 were $17.7 million and segment contribution was $3.8 million.
Communications Accessories
     In 2006, as a result of the acquisition of McDowell Research, we formed a new segment, Communications Accessories. We design and manufacture a line of power solutions and accessories to support military communications systems including: power supplies, power cables, connector assemblies, RF amplifiers, battery chargers, amplified speakers, equipment mounts, case equipment and integrated communication systems. Products include field deployable systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. All systems are packaged to meet specific customer needs in rugged enclosures to allow their use in severe environments. We market these products to all branches of the U.S. military, approved foreign defense organizations, and U.S. and international prime defense contractors.
     Revenues for this segment in the year ended December 31, 2006 were $7.4 million and segment contribution was $1.8 million.
Technology Contracts
     On a continuing basis, we seek to fund part of our efforts to identify and develop new applications for our products and to advance our technologies through contracts with both government agencies and third parties. We have been successful in obtaining awards for such programs for both rechargeable and non-rechargeable battery technologies.
     Revenues for this segment in the year ended December 31, 2006 were $589,000 and segment contribution was a loss of $8,000. We continue to obtain contracts that are in parallel with our efforts to ultimately commercialize products that we develop. Revenues in this segment may vary widely each year, depending upon the quantity and size of contracts obtained.
Corporate
     We allocate revenues and cost of sales across the above business segments. The balance of income and expense, including but not limited to research and development expenses, selling, general and administrative expenses, and interest income and expense are reported as Corporate expenses.
     There were no revenues for this category in the year ended December 31, 2006 and corporate contribution was a loss of $20.4 million.
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2006 Consolidated Financial Statements and Notes thereto for additional information.
History
     We were formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9-volt lithium-manganese dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ. In June 1994, we formed a subsidiary, Ultralife Batteries (UK) Ltd., which acquired certain assets of the Dowty Group PLC (“Dowty”) and provided us with a presence in Europe. In December 1998, we announced a venture named Ultralife Taiwan, Inc. (“UTI”) with PGT Energy Corporation (“PGT”), together with a group of investors, to produce lithium rechargeable batteries in Taiwan. At December 31, 2006, we continued to hold a 9.2% ownership interest in UTI. However, due to significant financial difficulties, UTI’s manufacturing activity has ceased and UTI is no longer manufacturing product for us. In May 2006, we acquired ABLE New Energy Co., Ltd., an established manufacturer of lithium batteries located in Shenzhen, China, which broadened our product offering and provided additional exposure to new markets. In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd, a manufacturer of military communications accessories located in Waco, Texas, which enhanced our channels into the military communications area and strengthened our presence in global military markets.

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
Non-Rechargeable Products
     A non-rechargeable battery is used until discharged and then discarded. The principal competing non-rechargeable battery technologies are carbon-zinc, alkaline and lithium. We manufacture a range of non-rechargeable battery products based on lithium-manganese dioxide, lithium-thionyl chloride and magnesium-silver chloride technologies.
     Our non-rechargeable battery products are based predominantly on lithium-manganese dioxide and lithium-thionyl chloride technologies. Our only non-lithium-based non-rechargeable product is our magnesium-silver chloride battery, also known as a seawater-activated battery. We believe that the chemistry of lithium batteries provides significant advantages over currently available non-rechargeable battery technologies, which include: lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power outage during discharge. While the prices for our lithium batteries are generally higher than commercially available alkaline batteries produced by others, we believe that the increased energy per unit of weight and volume of our batteries will allow longer operating time and less frequent battery replacements for our targeted applications. As a result, we believe that our non-rechargeable batteries are price competitive with other battery technologies on a price per watt-hour basis.
     Our non-rechargeable products include the following product configurations:
     9-Volt Lithium Battery. Our 9-volt lithium battery delivers a unique combination of high energy and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While our 9-volt battery price is generally higher than conventional 9-volt carbon-zinc and alkaline batteries, we believe the enhanced operating performance and decreased costs associated with battery replacement make our 9-volt battery more cost effective than conventional batteries on a cost per watt-hour basis when used in a variety of applications.
     We market our 9-volt lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, medical and music/audio. Significant applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps, parking meters, wireless audio devices and guitar pickups. A significant portion of the sales of our 9-volt battery is to major U.S. and international smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt lithium battery under private label for a variety of U.S. and international companies. Additionally, we sell our 9-volt battery to the broader consumer market through national and regional retail chains and Internet retailers.
     Our 9-volt lithium battery market has benefited as a result of a state law enacted in Oregon. The Oregon statute requires all battery-operated ionization-type smoke alarms sold in that state to include a 10-year battery. We believe that if similar legislation were to ultimately pass in any major state, and if other states were to follow suit, demand for our 9-volt batteries could increase significantly. We are also benefiting from local and national legislation passed in various U.S., European and Japanese locations, which require the installation of smoke alarms. The passage of this type of legislation in other countries could also increase the demand for our 9-volt batteries.
     We believe that we manufacture the only standard size 9-volt battery warranted to last 10 years when used in ionization-type smoke alarms. Although designs exist using other battery configurations, such as three 2/3 A or 1/2 AA-type battery cells, we believe that our 9-volt solution is superior to these alternatives. Our current 9-volt battery manufacturing capacity is adequate to meet forecasted customer demand.

     Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on both lithium-manganese dioxide and lithium-thionyl chloride technologies, represent some of the most advanced lithium power sources currently available. We market a wide range of cylindrical non-rechargeable lithium cells and batteries in various sizes under both the HiRate and ABLE brands, which include: D, C, 5/4 C, 1/2 AA, 2/3 A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, which is an alternative to the Li-SO2 BA-5590 battery, which is the most widely used battery in the U.S. armed forces for portable applications and is manufactured and sold by our competitors. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications.
     We market our line of lithium cells and batteries to the OEM market for commercial, military, medical, automotive, tracking and search and rescue applications, among others. Significant commercial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Tracking applications include RFID (Radio Frequency Identification) systems. Among the military uses are manpack radios, night vision goggles, chemical agent monitors, and thermal imaging equipment. Medical applications include: AED’s (Automated External Defibrillators), infusion pumps and telemetry systems. Automotive applications include: telematics, tire-pressure monitoring and engine electronics systems. Search and rescue applications include: ELT’s (Emergency Locator Transmitters) for aircraft and EPIRB’s (Emergency Position Indicating Radio Beacons) for ships.
     Thin Cell Batteries. We manufacture a range of thin lithium-manganese dioxide batteries under the Thin Cell brand. Thin Cell batteries are flat, lightweight batteries providing a unique combination of high energy, long shelf life, wide operating temperature range and light weight. With their thin prismatic form and a high ratio of active materials to packaging, Thin Cell batteries can efficiently fill most battery cavities. We are currently marketing these batteries to OEMs for applications such as wearable medical devices, theft detection systems, and RFID devices.
     Seawater-Activated Batteries. We produce a variety of seawater-activated batteries based on magnesium-silver chloride technology. Seawater-activated batteries are custom designed and manufactured to end user specifications. The batteries, which can be stored almost indefinitely, are activated when placed in salt water, which acts as the electrolyte allowing current to flow. We market seawater-activated batteries to naval and specialty OEMs for applications including sonobuoys, underwater defense systems, air-sea rescue equipment, airborne surveillance drones and meteorological radiosondes.
Rechargeable Products
     In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Generally, discharge and recharge cycles can be repeated hundreds of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in the number of cycles a battery can achieve until 80% of the battery’s initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride, lithium-ion and lithium-polymer-based batteries. Rechargeable batteries can be used in many applications, such as military radios, laptop computers, mobile telephones, portable medical devices, wearable devices and many other commercial, military and consumer products.
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
     Lithium Ion and Lithium Polymer Cells and Batteries. We offer a variety of lithium ion and lithium polymer cells and batteries. Additionally, we offer battery packs made from single and multiple lithium ion and lithium polymer cells.
     Battery Charging Systems and Accessories. To provide our customers with complete power system solutions, we offer a wide range of rugged military and commercial battery charging systems and accessories including smart chargers, multi-bay charging systems and a variety of cables.
Communications Accessories
     Our McDowell Research unit designs and manufactures power solutions and accessories to support military communications systems including power supplies, RF amplifiers, battery chargers, amplified speakers, equipment mounts, case equipment and integrated communication systems. We specialize in field deployable power systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. We package all systems to meet specific customer needs in rugged enclosures to allow their use in severe environments. Our strengths include deep ties to Special Operations, the Navy and U.S. Marines and the ability of our sales force and engineers to capitalize on opportunities to customize products, accessories and add enhancements to current products.
     We offer a wide range of military communications accessories designed to enhance and extend the operation of communications equipment such as vehicle-mounted, manpack and handheld transceivers. Our communications accessories include the following product configurations:
     Integrated Systems. Our integrated systems include: SATCOM on the Move (SOTM); ruggedized deployable case systems; multiband transceiver kits and HF transceiver kits; briefcase power systems; dual transceiver cases; enroute communications cases; four radio cases; and tactical repeater systems. These systems give communications operators everything that is needed to provide reliable links to support C4I (Command, Control, Communications, Computers and Information systems).
     Power Systems. Our power systems include: universal AC/DC power supplies with battery backup for tactical manpack and handheld transceivers; Rover III power supplies; interoperable power adapters and chargers; portable power systems; tactical combat and AC to DC power supplies for encryption units, among many others. We can provide power supplies for virtually all tactical communications devices.
     RF Amplifiers. Our RF amplifiers include: 20 and 100-watt multiband (30 — 512 MHz) and 50 watt VHF RF (30 — 90 MHz) amplifiers. These amplifiers are used to extend the range of manpack and handheld tactical transceivers and can be used on mobile or fixed site applications.
Sales and Marketing
     We employ a staff of sales and marketing personnel in the U.S., England, Germany and China. We sell our current products directly to OEMs in the U.S. and abroad and have contractual arrangements with sales agents who market our products on a commission basis in particular areas. While OEM agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions.
     We also distribute our products through domestic and international distributors and retailers. Our sales are generated primarily from customer purchase orders. We have several long-term contracts with the U.S. government and companies within the automotive industry. These contracts do not commit the customers to specific purchase volumes, and they include fixed price agreements over various periods of time. We do not believe sales are seasonal, but it is possible we may experience seasonality in products sold to electronic markets.
     In 2006, sales to U.S. and non-U.S. customers were $57.3 million and $36.2 million, respectively. (See Note 11 in the Notes to Consolidated Financial Statements.)

Non-Rechargeable Products
     We have targeted sales of our non-rechargeable products to manufacturers of security and safety equipment, automotive telematics, medical devices, search and rescue equipment, specialty instruments, point of sale equipment and metering applications, as well as users of military equipment. Our strategy is to develop sales and marketing alliances with OEMs and governmental agencies that utilize our batteries in their products, commit to cooperative research and development or marketing programs, and recommend our products for design-in or replacement use in their products. We are addressing these markets through direct contact by our sales and technical personnel, use of sales agents and stocking distributors, manufacturing under private label and promotional activities.
     We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful, will result in increased product awareness and sales at the end-user or consumer level. We are also selling our 9-volt battery to the consumer market through retail distribution. Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process. For those military procurements that are not bid, the procurements are typically subject to an audit of the product’s underlying cost structure and associated profitability. Additionally, we are typically required to successfully meet contractual specifications and to pass various qualification testing for the products under contract by the military. An inability by us to pass these tests in a timely fashion could have a material adverse effect on our business, financial condition and results of operations. When a government contract is awarded, there is a government procedure that allows for unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on our business, financial condition and results of operations.
     During 2006, we had one major military-direct customer for our military products, the U.S. Defense Department. In October 2004, purchasing responsibility for battery procurement was transferred from the U.S. Department of the Army-Communications and Electronics Command (CECOM) to Defense Logistics Agency (DLA). Direct sales to the U.S. Defense Department comprised approximately 20% of our revenue in 2006, 25% in 2005, 56% in 2004, and 51% in 2003. We believe that the loss of this customer would have a material adverse effect on us. We believe that we have a good relationship with this customer. However, we also received 27% of our revenue in 2006 from a variety of other U.S. military customers, which reduced our dependence on direct U.S. military purchases.
     We have been successfully marketing our products to military organizations in the U.S. and other countries. These efforts have resulted in us winning significant contracts. For example, in June 2002, we were awarded a five-year production contract by the U.S. Army/CECOM to provide three types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. The contract provides for order releases over a five-year period. The originally awarded contract had a maximum potential value of up to $32 million. In September 2005, we were awarded an increase, bringing the total contract value up to $45 million. Combined, these batteries comprise what is called the Small Cell Lithium Manganese Dioxide Battery Group (Phase II) under CECOM’s Next Gen II acquisition strategy. A major objective of this acquisition is to maintain a domestic production base of a sufficient capacity to timely meet peacetime demands and have the ability to surge quickly to meet deployment demands. In December 2004, we were awarded 100% of the Next Gen II Phase IV battery production contracts by the U.S. Defense Department to provide five types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. Combined, these batteries comprise what is called the Rectangular Lithium Manganese Dioxide Battery Group. The government awarded 60 percent to our U.S. operation and 40 percent to our U.K operation. The contract provides for order releases over a five-year period with a maximum potential value of up to $286 million. In January 2005, a competitor of ours filed a protest with the U.S. government of our award of the Next Gen II Phase IV contract with the U.S. military, and in April 2005 the protest was denied by the government, allowing us to proceed with the qualification process for the batteries under this contract. In January 2006, our BA-5390A battery with State of Charge Indicator, one of the five battery types under this contract, passed the qualification process, allowing for future orders of this approved battery. Ultimate orders under this contract are dependent upon the demand for these batteries by end users and inventory stocking strategies, among other things. Through December 31, 2006, we have received orders for deliveries under this contract totaling $6.5 million. In February 2005, we were awarded a five-year production contract by the U.S. Defense Department, with a maximum total potential of $15 million, to provide our BA-5347/U non-rechargeable lithium-manganese dioxide batteries to the U.S. military. The contract value represented 60 percent of a small business set-aside award. In March 2005, a competitor contested this award and in August 2005, the competitor’s protest was denied. Production deliveries began in the first quarter of 2006.
     At December 31, 2006, our backlog of non-rechargeable products was approximately $15.7 million. The majority of this backlog was related to orders that are expected to ship throughout 2007.

Rechargeable Products
     We have targeted sales of our lithium ion and lithium polymer rechargeable batteries and charging systems through OEM customers, as well as distributors and resellers focused on our target markets. We are currently seeking a number of design wins with OEMs, and believe that our design capabilities, product characteristics and solution integration will drive OEMs to incorporate our batteries into their product offerings, resulting in revenue growth opportunities for us.
     We continue to expand our marketing activities as part of our strategic plan to increase sales of our rechargeable batteries for military and communications applications, as well as hand-held devices, wearable devices and other electronic portable equipment. A key part of this expansion includes increasing our battery design and assembly capabilities as well as building our network of distributors and value added distributors throughout the world.
     At December 31, 2006, our backlog related to rechargeable products was approximately $5.9 million.
Communications Accessories
     We have targeted sales of our communications accessories, which include power solutions and accessories to support military communications systems such as battery chargers, power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems, to military OEMs and military organizations including the U.S. Department of Defense. We sell our products directly and through authorized distributors to OEMs and to military organizations in the U.S. and internationally.
     We have been successfully marketing our products to military organizations and OEMs in the U.S. and internationally. These efforts have recently resulted in a number of significant contracts for us. For example, in October 2006, we were awarded a $9 million contract from a major U.S. defense contractor for integration kits supporting military communications systems for installation on military vehicles. And in February 2007, we were awarded a $1.4 million contract to supply our tactical repeater systems to an allied military organization.
     At December 31, 2006, our backlog related to communications accessories orders was approximately $12.8 million.
Technology Contracts
     We have participated in various programs in which we performed contract research and development. These programs typically have incorporated a profit margin in their structure. Our strategy is to seek development projects that are in harmony with our process and product strategy. As an example, we were awarded a contract with General Dynamics in 2004 to develop portable non-rechargeable and rechargeable batteries and both vehicle and soldier chargers for the Land Warrior program. Although we report technology contracts as a separate business segment, we do not actively market this segment as a revenue source but rather accept technology contract business that supports and advances our overall battery business strategy.
Patents, Trade Secrets and Trademarks
     We rely on licenses of technology as well as our patented and unpatented proprietary information, know-how and trade secrets to maintain and develop our commercial position. Although we seek to protect our proprietary information, there can be no assurance that others will not either develop the same or similar information independently or obtain access to our proprietary information, despite our efforts to protect such proprietary information. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future. We believe, however, that our success is more dependent on the knowledge, ability, experience and technological expertise of our employees, as opposed to the legal protection that our patents and other proprietary rights may or will afford.
     We hold 12 patents in the U.S. and foreign countries. Our patents protect technology that makes automated production more cost-effective and protect important competitive features of our products. However, we do not consider our business to be dependent on patent protection.
     One of our past rechargeable battery technologies was based, in part, on non-exclusive technology transfer agreements. An initial payment of $1.0 million was made in 1994 for such technology. While the technology transfer agreement requires royalty and other payments for products that incorporate the licensed technology of 8% of the fair market value of the royalty-bearing product, we no longer utilize this technology and have not paid any royalties since 2002.

     In 2003, we entered into an agreement with Saft Groupe S.A. to license certain tooling for certain BA-5390 battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2006 was $39,000. This agreement expires in the year 2017.
     All of our employees in the U.S. and all our key employees involved with our technology in England and China are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements.
     The following are registered trademarks or trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife Polymer®, The New Power Generation®, LithiumPower®, SmartCircuit®, PowerBug®, We Are Power®, ABLE™, and McDowell Research™.
Manufacturing and Raw Materials
     We manufacture our products from raw materials and component parts that we purchase. We have ISO 9001:2000 certification for our manufacturing facilities in Newark, New York, Waco, Texas, Abingdon, England, and Shenzhen, China. In addition, our manufacturing facility in Shenzhen, China is ISO 14001 certified.
     We expect that in the future, working capital requirements will fluctuate based on the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.
Non-Rechargeable Products
     Our Newark, New York facility has the capacity to produce in excess of nine million 9-volt batteries per year, approximately 14 million cylindrical cells per year and approximately 500,000 thin cells per year. Our manufacturing facility in Abingdon, England is capable of producing more than one million cylindrical cells per year. This facility also manufactures seawater-activated batteries and assembles customized multi-cell battery packs. Capacity, however, is also related to individual operations and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. Our ABLE operating unit in Shenzhen, China is capable of producing more than three million cylindrical cells per year. We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and believe that we have sufficient capacity in these areas. We continually evaluate our requirements for additional capital equipment, and we believe that the planned increases in our current manufacturing capacity will be adequate to meet foreseeable customer demand. However, with unanticipated growth in demand for our products, demand could exceed capacity, which would require us to install additional capital equipment to meet these incremental needs, which in turn may require us to lease or contract additional space to accommodate needs.
     We utilize lithium foil as well as other metals and chemicals to manufacture our batteries. Although we know of only three major suppliers that extrude lithium into foil and provide such foil in the form required by us, we do not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities we require. Certain materials used in our products are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources are available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative product, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source suppliers, none of such interruptions has had a material adverse effect on us. All other raw materials utilized by us are readily available from many sources.
     We use various utilities to provide heat, light and power to our facilities. As energy costs rise, we continue to seek ways to reduce these costs and will initiate energy-saving projects at times to assist in this effort. It is possible, however, that rising energy costs may have an adverse effect on our financial results.
     The total carrying value of our non-rechargeable products inventory, including raw materials, work in process and finished goods, amounted to approximately $17.3 million as of December 31, 2006.

Rechargeable Products
     We believe that the raw materials and components utilized for our rechargeable batteries are readily available from many sources. Although we believe that alternative sources are available to supply materials that could replace materials we use, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers.
     Our Newark, New York facility has the capacity to produce significant volumes of rechargeable batteries, as this segment generally assembles battery packs and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity. In addition, our facility in Waco, Texas has the capacity to produce significant volumes of chargers.
     In December 2004, we recorded an impairment charge of $1.8 million related to certain polymer rechargeable manufacturing assets based on our determination that these assets would no longer be utilized as a result of a strategic decision to no longer manufacture polymer rechargeable cells. Of the total impairment charge, $0.7 million related to the net book value of our own assets and $1.1 million related to the present value of remaining payments for leased assets.
     The total carrying value of our rechargeable products inventory, including raw materials, work in process and finished goods, amounted to approximately $4.3 million as of December 31, 2006.
Communications Accessories
     We believe that the raw materials and components utilized by us for our communications accessories, including RF amplifiers, power supplies and integration kits are readily available from many sources. Although we believe that alternative sources are available to supply materials that could replace materials we use, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers.
     Our Waco, Texas facility has the capacity to produce significant volumes of communication accessories, as this segment generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.
     The total carrying value of our communications accessories inventory, including raw materials, work in process and finished goods, amounted to approximately $5.8 million as of December 31, 2006.
Research and Development
     We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Shenzhen, China and Waco, Texas. During 2006, 2005 and 2004 we expended approximately $5.1 million, $3.8 million and $2.6 million, respectively, on research and development. We expect that research and development expenditures in the future will be modestly higher than those in 2006, as new product development initiatives will drive our growth and the acquisition of McDowell has added more product development activity. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.
Non-Rechargeable Products
     In 2001, we implemented a plan to develop new cells and batteries for various military applications, utilizing technology developed through work on cell development, funded by the U.S. government in early 2000. We have successfully grown revenues in this market since the product launch in late 2002, and continue to expand our military product portfolio. In 2004, after the successful launch of military batteries, we increased our development activities through the implementation of a Rapid Response Team, to enable us to quickly respond to customer development requests. This has led to a significant increase in the development of products used in commercial applications, which has led to additional revenues in 2005 and 2006.
Rechargeable Products
     In 2003, we directed our research and development efforts toward design optimization and customization of rechargeable products to customer specification, including products with a broad range of potential applications. During the past few years, we realigned our development resources to more expeditiously respond to custom development requests for battery solutions. In 2006, the rechargeable product portfolio continued to grow as we determine the viability of commercializing certain rechargeable products.
Communications Accessories
     In 2006, we acquired McDowell Research, which provides a variety of communications accessories to the military market. We conduct various design and product development operations to meet ever-changing customer demands.
Technology Contracts
     The U.S. government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems. In 2003, we were awarded the initial phase of a government-sponsored contract for battery charging systems. We successfully completed the contract during 2003. In December 2003, we were awarded a Small Business Innovative Research (SBIR) contract for the development of a polymer battery. The development phase of this contract was completed in mid-2004.
     In addition, we work to receive contracts with military contractors and commercial customers. For example, in February 2004, we announced that we received a development contract from General Dynamics valued at approximately $2.7 million. The contract was for lithium non-rechargeable and lithium ion rechargeable batteries, as well as vehicle and soldier-based chargers for the Land Warrior-Stryker Interoperable (LW-SI) program. In 2005, we received an added scope award of this project, increasing the total project to approximately $4.0 million. Additionally, purchase orders have been received for the products developed under this contract as the batteries have become commercialized. In 2005, we were awarded various development contracts, including the development of a rechargeable battery for a portable radio. In 2006, we completed the General Dynamics contract work and were awarded several small development contracts for rechargeable product development and new generation high-powered cells.
Safety; Regulatory Matters; Environmental Considerations
     Certain of the materials utilized in our batteries may pose safety problems if improperly used. We have designed our batteries to minimize safety hazards both in manufacturing and use.
     The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO) and corresponding International Air Transport Association (IATA) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA). These regulations are based on the UN Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and additional regulations will go into effect in 2009. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current U.S. and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.
     The European Union’s RoHS (Restriction of Hazardous Substances) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the EU market after July 1, 2006 must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our military products, should any changes occur in the directive that would affect our products, we will comply with any new regulations that are imposed. Our commercial chargers are in compliance with this directive. Additional EU Directives, entitled the Waste Electrical and Electronic Equipment (WEEE) Directive and the Directive on Batteries and Accumulators and Waste Batteries and Accumulators, impose regulations affecting our non-military products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in EU markets based on their relative market share. These directives call on each EU member state to enact enabling legislation to implement the directive. As additional EU member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as EU member states implement guidance, and actual costs could differ from our current estimates.
     China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a broad regulatory framework including similar hazardous substance restrictions as are imposed by the European RoHS Directive, and apply to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products in China affecting a broad range of electronic products and parts, with an effective implementation date of March 1, 2007. However, these methods do not apply to the production of products destined for export. Our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.
     National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. In 2006, we spent approximately $384,000 on environmental controls, including costs to properly dispose of potentially hazardous waste.
     Since non-rechargeable and rechargeable lithium battery chemistries react adversely with water and water vapor, certain of our manufacturing processes must be performed in a controlled environment with low relative humidity. Our Newark, New York and UK facilities contain dry rooms as well as specialized air-drying equipment.
Non-Rechargeable Products
     Our non-rechargeable battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. In the past, we have experienced fires that have temporarily interrupted certain manufacturing operations. We believe that we have adequate fire insurance, including business interruption insurance, to protect against fire losses in our facilities.
     Our 9-volt battery, among other sizes, is designed to conform to the dimensional and electrical standards of the American National Standards Institute, and the 9-volt battery and a range of 3-volt cells are recognized under the Underwriters Laboratories, Inc. Component Recognition Program.
Rechargeable Products
     We are not currently aware of any regulatory requirements regarding the disposal of lithium polymer or lithium ion rechargeable cells and batteries.
Communications Accessories
     We are not currently aware of any other regulatory requirements regarding the disposal of communications accessories.
Corporate
     Please refer to the description of the environmental remediation for our Newark, New York facility set forth in Item 3, Legal Proceedings of this report.
Competition
     Competition in the battery industry is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing lithium batteries as well as other non-rechargeable and rechargeable battery technologies. We compete on the basis of design flexibility, performance and reliability. There can be no assurance that our technology and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors will not market competing products that obtain market acceptance more rapidly than ours.
     Historically, although other entities may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. Through our experience in battery manufacturing, we have also developed expertise, which we believe would be difficult to reproduce without substantial time and expense in the non-rechargeable battery market.
     Competition in the defense communications accessories market in which we participate is concentrated among a number of suppliers ranging from small distributors who purchase and resell products manufactured by others to major domestic and international defense contractors, which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of ours. We compete on the basis of product design, functionality, flexibility, performance and reliability. There can be no assurance that our technology and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors will not market competing products that obtain market acceptance more rapidly than ours.
Employees
     As of February 3, 2007, we employed a total of 1,078 permanent and temporary employees: 48 in research and development, 927 in production and 103 in sales and administration. Of the total, 691 are employed in the U.S., 55 in Europe and 332 in China. None of our employees is represented by a labor union. We consider our employee relations to be satisfactory.

ITEM 1A. RISK FACTORS
A decline in demand for products using our batteries could reduce demand for our batteries.
     A substantial portion of our business depends on the continued demand for products using our batteries and communications accessories sold by original equipment manufacturers, OEMs. Our success depends significantly upon the success of those OEMs’ products in the marketplace. We sell much of our products through OEM supply agreements and contracts. While OEM agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions. We are subject to many risks beyond our control that influence the success or failure of a particular product manufactured by an OEM, including:
•	competition faced by the OEM in its particular industry,

•	market acceptance of the OEM’s product,

•	the engineering, sales, marketing and management capabilities of the OEM,

•	technical challenges unrelated to our technology or products faced by the OEM in developing its products, and

•	the financial and other resources of the OEM.
     For instance, in the year ended December 31, 2006, 27% of our revenues were comprised of sales of our 9-volt batteries, and of this, approximately 47% pertained to sales to smoke alarm OEMs. Similarly, in the year ended December 31, 2005, 32% of our revenues were comprised of sales of our 9-volt batteries, and of this, approximately 21% pertained to sales to smoke alarm OEMs. In 2004, 22% of our revenues were comprised of sales of our 9-volt batteries, and of this, approximately 19% pertained to smoke alarm OEMs. If the retail demand for long-life smoke alarms decreases significantly, this could have a material adverse effect on our business, financial condition and results of operations.
Our growth and expansion strategy could strain or overwhelm our resources.
     Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. For example, the large contracts recently received from the U.S. military for our batteries using cylindrical cells could strain the current capacity capabilities of our U.K. facility and require additional equipment and time to build a sufficient support infrastructure at that location. This demand could also create working capital issues for us, as we may need increased liquidity to fund purchases of raw materials and supplies. We cannot assure, however, that business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.
     In addition to organic growth, we have recently adopted a strategy to grow our business through the acquisition of complementary businesses. Our inability to acquire such businesses, or increased competition which could increase our acquisition costs, could impede our ability to close identified acquisitions, which could adversely affect our growth strategy and results of operations. In addition, our inability to improve the operating margins of businesses we acquire or operate such acquired businesses profitably or to effectively integrate the operations of those acquired businesses could also adversely affect our business and results of operations.
     In 2006, we acquired the businesses of McDowell Research and ABLE New Energy Co., which added new facilities and operations to our overall business. We have faced some initial operational challenges at McDowell that are requiring a greater amount of management’s time to resolve than we had expected. Our management team remains essentially the same, however, which places an increased burden and responsibility on a team which had little capacity to absorb such added responsibility. In addition, these acquisitions have strained our production capacity, which could have an adverse impact on our ability to meet customer demands for product delivery.
     We will also be required to continue to improve our operations, management and financial systems and controls. The failure to manage growth and expansion effectively could have an adverse effect on our business, financial condition, results of operations, and liquidity.

     Our recent acquisitions may not result in the revenue growth that we expect. In addition, we may not be able to successfully integrate our recent acquisitions.
     During the second quarter of 2006, we acquired ABLE New Energy Co., Ltd., a manufacturer of lithium batteries located in Shenzhen, China, and during the beginning of the third quarter of 2006, we acquired substantially all of the assets of McDowell Research, Ltd., a manufacturer of military communications accessories located in Waco, Texas. We have begun the process of integrating these acquisitions into our business and assimilating their operations, services, products and personnel with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.
The U.S. government can audit our contracts with the U.S. military and, under certain circumstances, can adjust the economic terms of those contracts.
     A significant portion of our business comes from sales of product to the U.S. military through various government contracts. These contracts are subject to procurement laws and regulations that lay out uniform policies and procedures for acquiring goods and services by the U.S. government. The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or disbarment from government contracting or subcontracting for a period of time.
     We have had certain “exigent”, non-bid contracts with the U.S. government that have been subject to an audit and final price adjustment and have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2006, there were no outstanding exigent contracts with the government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency, or DCAA, presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400,000 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on our business, financial condition and results of operations.
We are subject to the contract rules and procedures of the U.S. government because we do business with the U.S. military. These rules and procedures create significant risks and uncertainties for us that are not usually present in contracts with private parties.
     We will continue to develop both non-rechargeable and rechargeable battery products and related products to meet the needs of the U.S. military. We remain confident in our abilities to compete successfully in solicitations for awards of contracts for these products, as well as meeting delivery schedules for orders released under contract. The receipt of an award, however, does not usually result in the immediate release of an order. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. government to purchase products manufactured by us could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are typically required to successfully meet contractual specifications and to pass various qualification-testing for the products under contract by the military. Our inability to pass these tests in a timely fashion could have a material adverse effect on our business, financial condition and results of operations. When a government contract is awarded, there is a government procedure that permits unsuccessful companies to formally protest such award if they believe they were unjustly treated in the evaluation process. As a result of these protests, the government is precluded from proceeding under these contracts until the protests are resolved. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on our business, financial condition and results of operations.
     Many of our products are sold for ultimate use overseas in countries where the U.S. military is deployed. Government decisions regarding military deployment and budget allocations to fund overseas military operations have an impact on the demand for our products.
     In the years ended December 31, 2006, 2005 and 2004, approximately 47%, 45%, and 65%, respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. military. If the demand for products from the U.S. military were to decrease significantly, this could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our revenues is derived from contracts with the U.S. military or OEMs that supply the U.S. military.
     We have one major customer, the U.S. Department of Defense, that comprised 20%, 25%, and 56% of our revenue in the years ended December 31, 2006, 2005, and 2004, respectively. There were no other customers that comprised greater than 10% of our total revenues in those years.
     We have one customer that comprised 22% of our trade accounts receivable as of December 31, 2006. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2006. In addition, there were no customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2005.
     Currently, we do not experience significant seasonal trends in our product revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower sales in our non-rechargeable battery market segment. The smoke detector OEM market segment comprised approximately 17% of total non-rechargeable revenues in 2006. Additionally, a lower demand from the U.S. and U.K. governments could result in lower sales to military and government users.
     We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. military have been substantial during 2006, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.
Our efforts to develop new commercial applications for our products could fail.
     Although we are involved with developing certain products for new commercial applications, such as back-up batteries for the automotive telematics market, batteries for emergency locator transmitters and RF amplifiers for portable radio communications, we cannot assure that volume acceptance of our products will occur due to the highly competitive nature of the business. There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in these segments that will adopt our products for use in their products. In addition, these companies must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of disruptive technologies or failure of our customers in their markets could have a further adverse effect on our business.
We may incur significant costs because of the warranties we supply with our products.
     With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. With respect to our communications accessory products, we typically offer a four-year warranty. We also offer a 10-year warranty on our 9-volt batteries that are used in ionization-type smoke alarms. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.
We may incur significant costs because of known and unknown environmental matters.
     Due to the high energy density inherent in lithium batteries, our batteries can pose certain safety risks, including the risk of fire. Although we incorporate safety procedures in research, development, manufacturing processes and the transportation of batteries that are designed to minimize safety risks, we cannot assure that accidents will not occur. Although we currently carry insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at the manufacturing facilities or from the use of the products, may result in significant production delays or claims for damages resulting from injuries. Although we maintain what we believe to be sufficient casualty and liability insurance coverage to protect against such occurrences, these types of losses could have a material adverse effect on our business, financial condition and results of operations.
     National, state and local laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and/or of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at the present or former facilities or at facilities to which we have sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers that could have a material adverse effect on our business, financial condition and results of operations. In addition, the U.S. Department of Transportation, or DOT, and certain international regulatory agencies that consider lithium to be a hazardous material regulate the transportation of lithium-ion batteries and batteries that contain lithium metal. We currently ship lithium batteries in accordance with regulations established by the DOT and other international regulatory agencies. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We have submitted various work plans to the New York State Department of Environmental Conservation, or NYSDEC, regarding further environmental testing and sampling in order to determine the scope of any additional remediation. We subsequently met with the NYSDEC in March 2006 to present the test results. In November 2006, the NYSDEC completed its review of the final investigation report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation is being developed. The ultimate resolution of this matter may result in us incurring additional costs.
     The future regulatory direction of the RoHS and WEEE Directives, as they pertain to our products, is uncertain. Their potential impact to our business would become material if battery packs were to be included in new guidelines and we were unable to procure materials in a timely manner. Other associated risks under this scenario include excess or inventory risk due to a write off of non-compliant inventory. We continue to monitor the regulatory activity of the EU to ascertain such risks.
     China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a broad regulatory framework including similar hazardous substance restrictions as are imposed by the European RoHS Directive, and apply to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products in China affecting a broad range of electronic products and parts, with an effective implementation date of March 1, 2007. However, these methods do not apply to the production of products destined for export. Our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.
Our inability to comply with changes to the regulations for the shipment of our products could limit our ability to transport our products to customers in a cost-effective manner
     The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO), and corresponding International Air Transport Association (IATA), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA). These regulations are based on the United Nations (UN) Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and 2004, and additional regulations will go into effect in 2009. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current U.S. and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.
Our supply of raw materials could be disrupted.
     Certain materials used in our products are available only from a single or a limited number of suppliers. As such, some materials could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. Due to our involvement with supplying military batteries to the government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our financial results. Although we believe that alternative suppliers are available to supply materials that could replace materials currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. Although we have experienced interruptions of product deliveries by sole source suppliers, these interruptions have not typically had a material adverse effect on our business, financial condition and results of operations. However, as we increased production at our Waco, Texas facility in the fourth quarter of 2006, our operations were hindered by certain suppliers’ inability to provide timely deliveries of materials. We cannot guarantee that we will not experience a material interruption of product deliveries from sole source suppliers. Additionally, we could face increasing pricing pressure from our suppliers dependent upon volume, due to rising costs by these suppliers that could be passed on to us in higher prices for our raw materials, which could have a material effect on our business, financial condition and results of operations.
Our inability to protect our proprietary and intellectual property could allow our competitors and others to produce competing products based on our proprietary and intellectual property rights.
     Our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. We have had patents issued and have patent applications pending in the U.S. and elsewhere. We cannot assure (1) that patents will be issued from any pending applications, or that the claims allowed under any patents will be sufficiently broad to protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection any patents or patent applications may or will afford. If we are found to be infringing third party patents, there can be no assurance that we will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipment or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.
The loss of key personnel could significantly harm our business, and the ability and technical competence of persons we hire will be critical to the success of our business.
     Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, marketing, engineering and technical staff. The loss of these employees could have a material adverse effect on our business, financial condition and results of operations. In addition to developing manufacturing capacity to produce high volumes of batteries, we must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to pursue effectively our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel, and the integration of such personnel obtained through business acquisitions. We cannot assure that we will be able to retain or recruit this type of personnel. An inability to hire sufficient numbers of people or to find people with the desired skills could result in greater demands being placed on limited management resources which could have a material adverse effect on our business, financial condition and results of operations.
Our products could become obsolete.
     We compete with large and small manufacturers of alkaline, carbon-zinc, seawater, and high-rate batteries as well as other manufacturers of lithium batteries, both rechargeable and non-rechargeable, and communications accessories. We cannot assure that we will successfully compete with these manufacturers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources.

     The market for our products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although we believe that our products are comprised of state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.
     Many of the companies with which we compete have substantially greater resources than us, and some have the capacity and volume of business to be able to produce their products more efficiently than we can at the present time. In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies. If these companies successfully market their products in a manner that renders our technologies obsolete, there will be a material adverse effect on our business, financial condition and results of operations.
We are subject to foreign currency fluctuations.
     We maintain manufacturing operations in the U.S., the U.K. and China, and export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, and the translation of those subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results, due to changes in local currency relative to the U.S. dollar. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.
Our ability to use our Net Operating Loss Carryforwards in the future may be limited, which could have an adverse impact on our tax liabilities.
     At December 31, 2006, we had approximately $84.7 million of net operating loss carryforwards, or NOLs, available to offset future taxable income. At the end of 2004, based on our assessment, we recorded a deferred tax asset related to the future tax benefit expected to be received relating to our U.S. operations. This was due to our profitable track record and expected continued profitability. The asset was recorded since it was determined to be more likely then not to be realized. We continually assess the carrying value of this asset based on the relevant accounting standards. As a result of our assessment in the fourth quarter of 2006, we concluded that a full valuation allowance against the net deferred tax asset was appropriate. The establishment of the valuation allowance was based upon the most recent operating losses in the U.S. as well as other factors. Therefore, as of December 31, 2006, we reflected a net deferred tax asset of $0 in the United States and in the United Kingdom. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.
     We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2003 and again during 2005. As such, the domestic net operating loss carryforward will be subject to an annual limitation estimated to be in the range of approximately $12 million. This limitation did not have an impact on income taxes determined for 2006. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOLs that can be used by us.
Our quarterly results and the price of our common stock could fluctuate significantly.
     Our future operating results may vary significantly from quarter to quarter depending on factors such as the timing and shipment of significant orders, new product introductions, delays in customer releases of purchase orders, the mix of distribution channels through which we sell our products and general economic conditions. Frequently, a substantial portion of our revenue in each quarter is generated from orders booked and shipped during that quarter. As a result, revenue levels are difficult to predict for each quarter. If revenue results are below expectations, operating results will be adversely affected as we have a sizeable base of fixed overhead costs that do not vary much with the changes in revenue. In addition to the uncertainties of quarterly operating results, future announcements concerning us or our competitors, including technological innovations or commercial products, litigation or public concerns as to the safety or commercial value of one or more of our products, may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to our operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.
We may be unable to obtain financing to fund ongoing operations and future growth.
     While we believe that our revenue growth projections and our ongoing cost controls will allow us to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds. There is no assurance that we would be successful in this regard.
     We have certain debt covenants that must be maintained. There is no assurance that we will be able to continue to meet these debt covenants in the future. If we default on any of our debt covenants and we are unable to renegotiate credit terms in order to comply with such covenants, this could have a material adverse effect on our business, financial condition and results of operations. On November 1, 2005, we amended our $25 million credit facility to change the financial metrics that must be met to remain in compliance with the debt covenants for the third and fourth quarters of 2005 and thereafter, to accommodate our revised financial outlook. Effective July 3, 2006, in connection with our acquisitions of ABLE New Energy Co., Ltd. and McDowell Research, Ltd., we amended the credit facility to increase the amount of the revolving credit component from $15 million to $20 million, extend the maturity date for revolving loans and revise the covenants regarding debt-to-earnings ratio and EBIT-to-interest-expense ratio. Effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with JPMorgan Chase and M&T Bank. The Forbearance and Amendment provides that JPMorgan Chase and M&T Bank will forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility. JPMorgan Chase and M&T Bank have agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breach the Forbearance and Amendment or unless another event or condition occurs that constitutes a default under the credit facility. Once the Forbearance Period ends, JPMorgan Chase and M&T Bank may exercise their rights and remedies under the credit facility without further notice or action. During the Forbearance Period, JPMorgan Chase and M&T Bank each have agreed to continue to make revolving loans available to us. Pursuant to the Forbearance and Amendment, the aggregate amount of JPMorgan Chase’s and M&T Bank’s revolving loan commitment has been reduced from $20 million to $15 million. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both shall be increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interest threshold had been set at 20%. As a result of the uncertainty of our ability to comply with the financial covenants within the next year, we are continuing to classify all of the debt associated with this credit facility as a current liability on our balance sheet. While we believe relations with our lenders are good and have received waivers as necessary in the past, there can be no assurance that such waivers will always be obtained when needed. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course. If we are unable to achieve our plans or unforeseen events occur, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. While we believe we could complete our original plans or alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
The re-payment of the debt outstanding under our credit facility and the vesting of options under certain of our equity compensation plans may both be accelerated if any single shareholder owns more than 30% of our stock. Currently, our largest shareholder owns almost 30% of our stock.
     Our largest single shareholder is Grace Brothers, Ltd., which, as of its most recent Schedule 13D/A filing, beneficially owned 29.4% of our issued and outstanding shares of common stock. Also in that same filing, it is noted that Mr. Bradford T. Whitmore, general partner of Grace Brothers, Ltd., has expressed his desire to become a member of our Board of Directors. If Grace Brothers, Ltd. were to increase its ownership to more than 30%, it would be deemed a “change in control” for purposes of our credit facility administered by JP Morgan Chase and for purposes of options granted under our 2004 Amended and Restated Long Term Incentive Plan (“LTIP”). If a “change in control” were to occur, our commercial lenders would be able to demand payment of all amounts outstanding under our existing credit facility and the vesting of all outstanding options granted under our LTIP would be accelerated resulting in a significant expense being charged against our income statement for the period during which the “change in control” occurred, all of which would have a material, adverse effect on our business, financial condition and results of operations.
Our operations in China are subject to unique risks and uncertainties.
     Our operating facility in China presents risks including, but not limited to, political changes, civil unrest, labor disputes, currency restrictions and changes in currency exchange rates, taxes, and boycotts and other civil disturbances that are outside of our control. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to adequately maintain and monitor our internal controls over financial reporting.
     We maintain and monitor various internal control processes over our financial reporting. Whenever we acquire a new business or operations, we need to integrate those operations with our existing control processes, which can prove to be a challenge if the acquired business had not been required to have such controls in effect. We are in the process of integrating McDowell into our business and assimilating McDowell’s operations, services, products and personnel with our management policies, procedures and strategies. We are in the process of remediating several noted internal control deficiencies that have been identified at McDowell. (See Item 9A for additional information.) While we work to ensure a stringent control environment, it is possible that we may fail to adequately maintain and monitor our various internal control processes over our financial reporting. Any such failure could result in internal control deficiencies that might be considered to be material weaknesses. Such material weaknesses in internal controls would be indicative of potential factors that could impact the financial results we report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We occupy under a lease/purchase agreement approximately 250,000 square feet in two buildings located in Newark, New York. We lease approximately 35,000 square feet in a facility based in Abingdon, England. We lease approximately 50,000 square feet in three buildings located in Waco, Texas. We lease approximately 130,000 square feet in four buildings in Shenzhen, China. All locations consist of administrative offices, manufacturing and production facilities and an engineering department. The Shenzhen location includes dormitory facilities. Our research and development efforts for our battery products are conducted at our Newark, New York and Shenzhen, China facilities and our research and development efforts for our communications accessories are conducted at our Waco, Texas facility. Our corporate headquarters are located in the Newark facility. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing space if demand for our products continues to grow. We entered into a lease/purchase agreement with the local county authority in February 1998 with respect to our 110,000 square foot manufacturing building in Newark, New York. The lease also includes an adjacent building to our manufacturing building of approximately 140,000 square feet and approximately 65 acres of contiguous land. Pursuant to the lease, we delivered a down payment in the amount of $440,000 and paid the local governmental authority annual installments in the amount of $50,000 through December 2001 decreasing to approximately $30,000 annually for the periods commencing December 2001 and ending December 2007. Upon expiration of the lease in 2007, we are required to purchase the facility for the purchase price of one dollar.
     We lease a facility in Abingdon, England. The term of the lease was extended and continues until March 24, 2013. It currently has an annual rent of approximately $320,000 and is subject to review every five years based on current real estate market conditions. The next five-year review is scheduled for March 2009.
     We lease three buildings in Waco, Texas, from a related party. The lease term expires on June 30, 2007. The lease does contain an auto-renewal clause for successive one-year terms unless either the landlord or we give proper notice of intent to not re-new the lease term. The lease currently has a base monthly rent of $18,900, which, upon renewal, is subject to an adjustment based on current real estate conditions. Under the terms of the lease, we have a right of first refusal to purchase the premises described in the lease from the landlord. (See Note 2 for additional information.)
     We lease four buildings in an industrial park in Shenzhen, China. The lease term expires on January 31, 2009. The lease has a base monthly rent of RMB131,900 (approximately $16,900 as of December 31, 2006). Under the terms of the lease, we have a right of first refusal to purchase the premises described in the lease from the landlord.
     On occasion, we rent additional warehouse space to store inventory and non-operational equipment.

ITEM 3. LEGAL PROCEEDINGS
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on the financial position or results of our operations.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230,000. Through December 31, 2006, total costs incurred have amounted to approximately $151,000, none of which has been capitalized. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the final investigation report was delivered to the NYSDEC by our outside environmental firm. In November 2006, the NYSDEC completed its review of the final investigation report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation is being developed. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At December 31, 2006 and December 31, 2005, we had $35,000 and $38,000, respectively, reserved for this matter.
     A retail end-user of a product manufactured by one of our customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2007 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. Our warranty reserve as of December 31, 2006 includes an accrual related to anticipated replacements under this agreement. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our Common Stock is included for quotation on the Global Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “ULBI.”
     The following table sets forth the quarterly high and low closing sales prices of our Common Stock during 2005 and 2006:

	Closing Sales Prices
	High	Low
2005:
Quarter ended April 2, 2005	$19.05	$16.46
Quarter ended July 2, 2005	17.88	15.00
Quarter ended October 1, 2005	17.07	10.06
Quarter ended December 31, 2005	13.28	11.60

2006:
Quarter ended April 1, 2006	$13.67	$10.41
Quarter ended July 1, 2006	12.49	8.31
Quarter ended September 30, 2006	10.41	8.79
Quarter ended December 31, 2006	13.72	10.15
Holders
     As of March 8, 2007, there were 425 registered holders of record of our Common Stock. Based upon information from our stock transfer agent, management estimates that there are approximately 6,000 beneficial holders of our Common Stock.
Recent Sales of Unregistered Securities
     On July 20, 2001, we completed a $6.8 million private placement of 1,090,000 shares of our common stock at $6.25 per share. In conjunction with the offering, warrants to acquire up to 109,000 shares of common stock were granted. The exercise price of the warrants was $6.25 per share and the warrants had a five-year term. During 2006, 80,545 warrants were exercised. On July 20, 2006, 6,090 warrants expired unexercised. At December 31, 2006, there were no warrants outstanding. We relied on the exemption provided by Rule 506 of Regulation D in connection with the unregistered private placement of our common stock in connection with the shares issued pursuant to the Share Purchase Agreement. We did not engage in any general solicitation, sold shares only to “accredited investors” and sold shares primarily to purchasers who were existing shareholders of ours.
Dividends
     We have never declared or paid any cash dividend on our capital stock. We intend to retain earnings, if any, to finance future operations and expansion and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon our financial condition, capital requirements and earnings, as well as upon other factors that the Board of Directors may deem relevant. Pursuant to our current credit facility, we are precluded from paying any dividends.

ITEM 6. SELECTED FINANCIAL DATA
Effective December 31, 2002, we changed our fiscal year-end from June 30 to December 31. The financial results presented in this table include results from the last four calendar years ended December 31, 2006, 2005, 2004 and 2003; the six-month transition period ended December 31, 2002; and the fiscal year ended June 30, 2002.
SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

					Six Months Ended	Year Ended
	Year Ended December 31,				December 31,	June 30,
	2006	2005	2004	2003	2002	2002
Statement of Operations Data:
Revenues	$93,546	$70,501	$98,182	$79,450	$15,599	$32,515
Cost of products sold	76,103	58,243	77,880	62,354	14,707	31,168

Gross margin	17,443	12,258	20,302	17,096	892	1,347

Research and development expenses	5,097	3,751	2,633	2,505	1,106	4,291
Selling, general and administrative expenses	15,303	11,409	10,771	8,610	3,441	7,949
Impairment of long lived assets	—	—	1,803	—	—	14,318

Total operating and other expenses	20,400	15,160	15,207	11,115	4,547	26,558

Operating income (loss)	(2,957)	(2,902)	5,095	5,981	(3,655)	(25,211)

Interest (expense)/income, net	(1,298)	(636)	(482)	(520)	(151)	(291)
Gain on insurance settlement	191	—	214	—	—	—
Equity (loss)/earnings in UTI	—	—	—	—	(1,273)	(954)
Gain on sale of UTI stock	—	—	—	—	1,459	—
Write-off of UTI investment and note receivable	—	—	(3,951)	—	—	—
Gain from forgiveness of debt/grant	—	—	—	781	—	—
Other income (expense), net	311	(318)	352	311	508	320

Income/(loss) before income taxes	(3,753)	(3,856)	1,228	6,553	(3,112)	(26,136)

Income tax provision-current	—	3	32	106	—	—
Income tax provision/(benefit)-deferred	23,735	486	(21,136)	—	—	—

Total income taxes	23,735	489	(21,104)	106	—	—

Net income (loss)	$(27,488)	$(4,345)	$22,332	$6,447	$(3,112)	$(26,136)

Net income (loss) per share-basic	$(1.84)	$(0.30)	$1.59	$0.49	$(0.24)	$(2.11)

Net income (loss) per share-diluted	$(1.84)	$(0.30)	$1.48	$0.46	$(0.24)	$(2.11)

Weighted average shares outstanding-basic	14,906	14,551	14,087	13,132	12,958	12,407

Weighted average shares outstanding-diluted	14,906	14,551	15,074	13,917	12,958	12,407

	December 31,					June 30,
	2006	2005	2004	2003	2002	2002
Balance Sheet Data:
Cash and available-for-sale securities	$720	$3,214	$11,529	$882	$1,374	$2,219
Working capital	$18,070	$20,979	$30,645	$14,702	$7,211	$4,950
Total assets	$97,758	$80,757	$81,134	$52,352	$31,374	$34,321
Total long-term debt and capital lease obligations	$20,043	$25	$7,215	$68	$1,987	$103
Stockholders’ equity	$39,589	$62,107	$63,625	$34,430	$22,243	$25,422

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. See Risk Factors in Item 1A of this report.
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
     The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for per share amounts.
General
     We are a global provider of high-energy power systems and communications accessories for diverse applications. We develop, manufacture and market a wide range of non-rechargeable and rechargeable batteries, charging systems and communications accessories for use in military, industrial and consumer portable electronic products. Through our portfolio of standard products and engineered solutions, we are at the forefront of providing the next generation of power systems and accessories. Our battery technologies allow us to offer batteries and power systems that are flexibly configured, lightweight and generally capable of achieving longer operating times than many competing batteries currently available, and that our communications accessories offer users a wide variety of integrated solutions that satisfy the most demanding applications.
     We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Accessories, and Technology Contracts. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated batteries. The Rechargeable Products segment includes: our lithium ion and lithium polymer rechargeable batteries and charging systems and accessories, such as cables. The Communications Accessories segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. The Technology Contracts segment includes: revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 11 in the Notes to Consolidated Financial Statements.)
     We continually evaluate ways to grow, including opportunities to expand through mergers and acquisitions. On May 19, 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China. The initial cash purchase price for ABLE was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The equity portion of the purchase price consisted of 96,247 shares of our common stock, valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. We have incurred $58 in acquisition related costs, which are included in the total potential cost of the investment of $3,980. The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,345 (including $104 in cash) was recorded as goodwill in the amount of $1,239. We are in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of the third party’s valuation. (See Note 2 for additional information.)

     On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas. Under the terms of the agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. We estimate the net value of these assets to be approximately $6,000, resulting in a revised purchase price of approximately $28,000. The final purchase price is subject to the finalization of negotiations pertaining to the valuation of trade accounts receivable, inventory and trade accounts payable. Substantial negotiations involving this valuation remain ongoing. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of our credit facility with our primary lending banks, which was amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term, an annual interest rate of 4% and is convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. We have incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $28,059. (See Note 2 for additional information.)
     Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department can be sporadic based on the needs of that particular customer.
Results of Operations
Twelve Months Ended December 31, 2006 Compared With the Twelve Months Ended December 31, 2005

	12 Months Ended		Increase /
	12/31/2006	12/31/2005	(Decrease)

Revenues	$93,546	$70,501	$23,045
Cost of products sold	76,103	58,243	17,860

Gross margin	17,443	12,258	5,185
Operating and other expenses	20,400	15,160	5,240

Operating loss	(2,957)	(2,902)	(55)
Other (expense) income, net	(796)	(954)	158

Loss before taxes	(3,753)	(3,856)	103
Income tax provision/(benefit)	23,735	489	23,246

Net loss	$(27,488)	$(4,345)	$(23,143)

Net loss per share — basic	$(1.84)	$(0.30)	$(1.54)

Net loss per share — diluted	$(1.84)	$(0.30)	$(1.54)

Weighted average shares outstanding-basic	14,906	14,551	355

Weighted average shares outstanding-diluted	14,906	14,551	355

     Impact of Adoption of FAS 123R, and Amortization Expense Associated with Acquisitions. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. We adopted the modified prospective method of adoption, resulting in no restatement of our prior period results. The total amount of non-cash, stock-based compensation expense for the twelve-month period of 2006 was $1,480. Since we had not adopted this pronouncement in 2005, there was no expense for share-based compensation in our 2005 reported results. (See Note 8 for additional information.)
     As a result of the acquisitions of ABLE and McDowell, we have begun to record a non-cash expense related to the identifiable intangible assets of these companies, including technology, customer and distributor lists, and non-compete agreements, among others. As of December 31, 2006, we had, through preliminary independent appraisals, identified a total of $7,181 in amortizable intangible assets, which will be amortized over their remaining economic lives. In our internal evaluation of our performance, we exclude this non-cash expense. In 2006, we recorded amortization expense of $1,199.

     In order for investors to be able to accurately assess the change in our operating performance from year to year, a reconciliation of our reported results with a non-GAAP measurement is being provided. The table below presents a reconciliation of the reported results with a non-GAAP measurement by adjusting out the stock-based compensation expense and intangible asset amortization expense included in 2006 results with the comparable period results in 2005.

	Twelve-Month			Twelve-Month	Twelve-Month
	Period Ended			Period Ended	Period Ended
	December 31,		Amortization	December 31,	December 31,
	2006	FAS 123R	of Intangible	2006	2005
	(as reported)	Impact	Assets	(as adjusted)	(as reported)
Revenues	$93,546	$—	$—	$93,546	$70,501
Cost of Products Sold	76,103	(194)	—	75,909	58,243

Gross Margin	17,443	194	—	17,637	12,258
Operating Expenses	20,400	(1,286)	(1,199)	17,915	15,160

Operating Income	$(2,957)	$1,480	$1,199	$(278)	$(2,902)

     The information provided in the table above shows the effect of the adoption of FAS 123R and the addition of intangible asset amortization expense on gross margin and operating expenses as they affect our business model. We use this measure for internal purposes to assess our performance and believe that it provides useful information to investors who seek to utilize this information, which although not a GAAP measurement, is utilized in several recognized models of the value of a firm.
     Revenues. Total revenues for the twelve months ended December 31, 2006 amounted to $93,546, an increase of $23,045, or 33% from the $70,501 reported for the twelve months ended December 31, 2005.
     Non-Rechargeable product sales increased $9,270, or 16%, year-over-year, driven mainly by an increase in sales of automotive telematics backup batteries and higher sales of 9-volt batteries, as well as $2,694 attributable to the addition of ABLE in May of 2006.
     Rechargeable product revenues rose $7,678, or 76%, from $10,067 to $17,745, mainly due to higher shipments of multi-cell lithium ion rechargeable battery packs and charger systems, sold primarily to government customers.
     Sales of communications accessories amounted to $7,433 in 2006 reflecting sales of various products related to McDowell, which was acquired in July 2006. We had no comparable sales in 2005.
     Technology contract revenues decreased $1,336 to $589 for the year ended December 31, 2006, mainly due to the completion of work on our development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold increased $17,860 from $58,243 for the year ended December 31, 2005 to $76,103 for the year ended December 31, 2006, primarily as a result of the increase in revenues. Consolidated cost of products sold as a percentage of total revenue decreased from 83% for the twelve months ended December 31, 2005 to 81% for the year ended December 31, 2006. Correspondingly, consolidated gross margins were 19% for the year ended December 31, 2006, compared with 17% for the year ended December 31, 2005, mainly attributable to margin improvements in Rechargeable product sales in addition to margins generated in communications accessories.
     In the Non-Rechargeable products segment, the cost of products sold increased $8,295, from $47,626 in the year ended December 31, 2005 to $55,921 in 2006, mainly related to higher production volumes and shipments. As a percent of total non-rechargeable battery sales, the cost of non-rechargeable products sold for the year ended December 31, 2006 was 83%, an increase over the 81% reported for the year ended December 31, 2005. The corresponding non-rechargeable gross margins were 17% in 2006 and 19% in 2005. Gross margins in 2006 were adversely impacted as costs in the second half of the year were higher than expected due to certain operating inefficiencies in our 9-volt operations that have subsequently been resolved, in addition to a shift in sales mix.
     In the Rechargeable products segment, the cost of products sold increased $5,172, from $8,751 in 2005 to $13,923 in 2006. Rechargeable gross margins for 2006 were $3,822, or 22%, an increase of $2,506 over 2005’s gross margin of $1,316, or 13%. This improvement in gross margin was attributable to higher sales volumes and a more favorable sales mix.
     Cost of products sold in Communications Accessories amounted to $5,662 in 2006, reflecting a gross margin of 24%.

     Technology contract cost of sales decreased $1,269, from $1,866 for the year ended December 31, 2005, to $597 in 2006. This decline in costs was related to a decrease in revenue in the segment. Technology contracts cost of sales as a percentage of revenue was 101% for the year ended December 31, 2006, compared with 97% for the year ended December 31, 2005. Correspondingly, gross margins were a 1% loss in 2006 compared with a 3% profit in 2005. This margin decline was mainly due to adjustments in the estimated costs to complete our contracts with General Dynamics and Harris RF Communications as these projects transition from development to production.
     Operating and Other Expenses. Total operating expenses increased $5,240, from $15,160 for the year ended December 31, 2005 to $20,400 for the year ended December 31, 2006. Excluding the impact of expensing stock options of $1,286 ($1,193 in selling, general, and administrative expenses and $93 in research and development charges) related to the adoption of FAS 123R in 2006, operating expenses increased $3,954. Amortization expense associated with the recognition of intangible assets related to the acquisitions of ABLE and McDowell created $1,199 ($580 in selling, general, and administrative expenses and $619 in research and development charges) in additional operating expenses, and ongoing operating expenses from the newly acquired companies added approximately $3,100 of operating expenses in 2006. Research and development charges increased $1,346 to $5,097 in 2006 due to added development costs associated with the addition of McDowell’s R&D expenses and the amortization of intangible assets in 2006. In addition to the R&D line shown in Operating Expenses, we also consider our efforts in the Technology Contracts segment to be related to key product development efforts. Selling, general, and administrative expenses increased $3,894 to $15,303. Excluding the impact of expensing stock options, selling, general, and administrative expenses increased $2,701 primarily related to additional operating costs associated with the newly acquired entities, in addition to integration costs and the amortization of intangible assets in 2006. Overall, operating and other expenses as a percentage of sales were 22% in 2006, consistent with 2005.
     Other Income (Expense). Interest expense (net) increased $662, from $636 for the year ended December 31, 2005 to $1,298 for the year ended December 31, 2006. This change was mainly related to interest on the $20,000 convertible note issued to partially finance the McDowell acquisition in July 2006, lower interest income on lower invested cash, and higher interest rates associated with our outstanding bank debt. During 2006, we recorded a $191 gain from an insurance settlement related to the finalization of an insurance claim for our U.K. operation. (See Note 13 for additional information.) Miscellaneous income/expense amounted to income of $311 in 2006 compared with an expense of $318 for 2005. This change resulted mainly from changes in foreign currency exchange rates, related primarily to the translation impact of our U.S. dollar-denominated loan with our UK subsidiary.
     Income Taxes. We reflected a tax provision of $23,735 for the twelve-month period ended December 31, 2006 compared with $489 in the same period of 2005. At the end of 2004, based on our assessment, a deferred tax asset was recorded to the expected future tax benefit to be received relating to our U.S. operations. This was due to our profitable track record and expected continued profitability; the asset was recorded since it was determined to be more likely than not to be realized. We continually assess the carrying value of this asset based on relevant accounting standards. In the fourth quarter of 2006, our assessment concluded that we needed to reestablish a full valuation allowance against this deferred tax asset. The reestablishment of this valuation allowance generated a $24,116 non-cash charge to income taxes in the fourth quarter of 2006. As we reestablish a pattern of profitability, we will continue to reassess the need for a valuation allowance.
     Included in the 2005 provision is a $1,456 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a reduction to the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change, when fully implemented, will result in a reduction in our New York State effective tax rate from approximately 2.46% to 0.03%. Excluding the New York State tax provision, the 2005 benefit related mainly from the year-to-date loss before income taxes for U.S. operations. (See Note 9 for additional information.)
     Net Loss. Net loss was $27,488, or $1.84 per basic and diluted common share, for the year ended December 31, 2006 compared with a net loss of $4,345, or $0.30 per basic and diluted common share, for the year ended December 31, 2005, primarily as a result of the non-cash charge to income taxes in 2006. Average common shares outstanding used to compute basic earnings per share increased from 14,551,000 in 2005 to 14,906,000 in 2006, mainly due to stock option and warrant exercises in 2006.

Twelve Months Ended December 31, 2005 Compared With the Twelve Months Ended December 31, 2004

	12 Months Ended		Increase /
	12/31/2005	12/31/2004	(Decrease)

Revenues	$70,501	$98,182	$(27,681)
Cost of products sold	58,243	77,880	(19,637)

Gross margin	12,258	20,302	(8,044)
Operating and other expenses	15,160	15,207	(47)

Operating (loss) income	(2,902)	5,095	(7,997)
Other (expense) income, net	(954)	(3,867)	2,913

(Loss) income before taxes	(3,856)	1,228	(5,084)
Income tax provision/(benefit)	489	(21,104)	21,593

Net (loss)/income	$(4,345)	$22,332	$(26,677)

Net (loss)/income per share — basic	$(0.30)	$1.59	$(1.89)

Net (loss)/income per share — diluted	$(0.30)	$1.48	$(1.78)

Weighted average shares outstanding-basic	14,551	14,087	464

Weighted average shares outstanding-diluted	14,551	15,074	(523)

     Revenues. Total revenues for the twelve months ended December 31, 2005 amounted to $70,501, a decrease of $27,681, or 28% from the $98,182 reported for the twelve months ended December 31, 2004.
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
     Rechargeable revenues rose $1,996, or 25%, from $8,071 to $10,067, due to higher shipments of rechargeable battery packs and charger systems, offset in part by a decrease in shipments of our digital camera battery.
     Technology contract revenues decreased $287, or 13% to $1,925 for the year ended December 31, 2005, mainly attributable to the timing of work of our development contract with General Dynamics.
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
     In the Non-Rechargeable battery segment, the cost of batteries sold decreased $19,782, from $67,408 in the year ended December 31, 2004 to $47,626 in 2005, mainly related to the decrease in BA-5390 production volumes and shipments, offset in part by improvements in manufacturing efficiencies at our UK facility. As a percent of total non-rechargeable battery sales, the cost of non-rechargeable products sold for the year ended December 31, 2005 was 81%, an increase over the 77% reported for the year ended December 31, 2004. The corresponding non-rechargeable gross margins were 19% in 2005 and 23% in 2004.
     In the Rechargeable battery segment, the cost of products sold increased $98, from $8,653 in 2004 to $8,751 in 2005. While rechargeable product sales rose 25%, the costs of products sold rose by only 1%, attributable to a more favorable sales mix, including the introduction of higher margin battery charging systems and accessories in 2005, a decline in shipments of our low margin digital camera battery, and lower depreciation expense and lease costs related to the asset impairment charge taken in December 2004. Rechargeable gross margins for 2005 were $1,316, or 13%, an increase of $1,898 over the 2004 loss of $582.

     Technology contract cost of sales increased $47, from $1,819 for the year ended December 31, 2004, to $1,866 in 2005. While revenues decreased in this segment, cost of sales increased due to varying margins realized under different technology contracts. Technology contracts cost of sales as a percentage of revenue was 97% for the year ended December 31, 2005, compared with 82% for the year ended December 31, 2004, primarily due to adjustments in estimated gross margins of our contract with General Dynamics as the project transitions from development to production.
     Operating and Other Expenses. Total operating expenses decreased $47, from $15,207 for the year ended December 31, 2004 to $15,160 for the year ended December 31, 2005. In December 2004, we recorded an impairment charge of $1,803 related to certain polymer rechargeable manufacturing assets based on the determination that these assets would no longer be utilized, resulting from a strategic decision to no longer manufacture polymer rechargeable cells. Excluding the impairment charge in 2004, operating and other expenses increased 13%, or $1,756. Higher R&D costs accounted for $1,118 of this increase, mainly due to additional resources committed to new product development. In addition to the R&D line shown in Operating Expenses, we also consider our efforts in the Technology Contracts segment to be related to key battery development efforts. Operating and other expenses as a percentage of revenue rose to 22% in 2005 compared with 14% in 2004, excluding the impairment charge, mainly due to the lower revenue base and our commitment to new product development. As quarterly revenues from the military market have declined recently from high levels in the first half of 2004, we are committed to continuing to develop other areas of the business, particularly in commercial markets such as search and rescue, automotive telematics, and medical, where sales and development of new products are growing. While we monitor our costs closely in conjunction with the recent decline in revenues, we remain committed to ensuring that sufficient resources are in place to support the additional growth we expect in the near future. In September 2005, we initiated certain measures to reduce costs and improve efficiencies. We took actions to reduce costs in order to lower the go-forward breakeven operating margin. The actions taken in the third quarter of 2005 involved certain personnel reductions and tighter spending controls, and severance costs were not material.
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
     In 2004, we experienced two separate fires in our manufacturing plants — one in the U.S. and one in the U.K. As a result of the insurance recovery related to these fires, we recorded a $214 gain on fixed asset replacements for the year ended December 31, 2004 that did not recur in 2005. (See Note 12 in the Notes to Consolidated Financial Statements.)
     In June 2004, we recorded a $3,951 non-cash, non-operating charge related to our ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of our $2,401 note receivable from UTI, including accrued interest, and the book value of our $1,550 equity investment in UTI. We decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to us and our other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, we determined that our investment had an other than temporary decline in fair value and we believe that the probability of being reimbursed for the note receivable is remote. We continue to hold a 9.2% equity interest in UTI, although we believe that UTI has ceased its manufacturing operations. We do not believe the write-off poses a risk to our current operations or future growth prospects because UTI is no longer manufacturing product for us, and we have taken steps to establish alternate sources of supply.
     Miscellaneous income, primarily consisting of foreign exchange transaction gains and losses, decreased $670 to a loss of $318 for the year ended December 31, 2005, from a gain of $352 for the year ended December 31, 2004, mainly related to losses on foreign currency translations, resulting from our U.S. dollar-denominated intercompany loan arrangement with our U.K. subsidiary, as the dollar strengthened against the British pound sterling.
     Income Taxes. We reflected a tax provision of $489 for the twelve-month period ended December 31, 2005 compared with a benefit of $21,104 in the same period of 2004. Included in the 2005 provision is a $1,456 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a reduction to the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change, when fully implemented, will result in a reduction in our New York State effective tax rate from approximately 2.46% to 0.03%. Excluding the New York State tax provision, the 2005 benefit related mainly from the year-to-date loss before income taxes for U.S operations.

     We recorded a $21,136 deferred income tax credit at the end of 2004 as a result of our recognition of a deferred tax asset arising from our conclusion that it was more likely than not that we would be able to utilize the U.S. net operating loss carryforwards (NOLs) that had accumulated over time. The recognition of a deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years, though no sales have been recognized to date under this contract. The amount of the net deferred tax assets is considered realizable; however, such amount could be reduced or eliminated in the near term if actual or expected future U.S. income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. We had significant NOLs related to past years’ cumulative losses, and as a result we are subject to a U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. We recorded $32 as a current tax provision for the year ended December 31, 2004. (See Note 9 for additional information.)
     Net Loss. Net loss was $4,345, or $0.30 per basic and diluted common share, for the year ended December 31, 2005 compared with net income of $22,332, or $1.48 per diluted common share, for the year ended December 31, 2004, primarily as a result of a decline in revenues and the recognition of a deferred tax asset in 2004 that did not reoccur in 2005. Average common shares outstanding used to compute basic earnings per share increased from 14,087,000 in 2004 to 14,551,000 in 2005, mainly due to stock option exercises in 2005. The impact from “in the money” stock options and warrants resulted in an additional 987,000 shares for the average diluted shares outstanding computation in 2004. There was no similar dilutive impact for 2005’s results due to our reported loss, which would have resulted in an anti-dilutive impact.
Liquidity and Capital Resources
Cash Flows and General Business Matters
     As of December 31, 2006, cash and cash equivalents totaled $720. During the twelve months ended December 31, 2006, we generated $151 of cash from operating activities as compared to using $5,587 of cash for the twelve months ended December 31, 2005. The cash generated during 2006 was mainly attributable to our pre-tax loss of $3,753, plus an addback for non-cash expenses of depreciation, amortization and stock-based compensation of $6,346. As discussed previously, we recorded a $23,735 charge in the fourth quarter of 2006 related to a full valuation allowance for our deferred tax asset, which had no impact on cash. Net cash was used for working capital as increases in receivables and inventories were offset, in part, by increases in payables and other liabilities, net of the impact from acquisitions. The increase in receivables was related to the timing of shipments toward the end of 2006, and the increase in payables was related to higher inventory levels needed to meet production requirements and timing of payments to suppliers. The cash used during 2005 was mainly attributable to the reported net loss as well as increases in inventory levels primarily related to a buildup of BA-5390 batteries in anticipation of orders expected to be received during 2005 from the U.S. military. Net changes in operating assets and liabilities in 2005 resulted in a usage of cash, mainly as inventory balances rose $6,115 in anticipation of BA-5390 orders from the U.S. military, as well as an increase in raw materials held on behalf of the military for a surge demand. Higher balances in accounts receivable in 2005 were generally offset by increases in accounts payable, related to the timing of collections and payments. In 2006, we used $8,468 of cash in investing activities, $1,455 of which was used to purchase fixed assets, and $7,013 of which was used in connection with the acquisitions of ABLE and McDowell. During 2006, we generated $5,660 in funds from financing activities. The financing activities included inflows $6,475 from revolver loan borrowings and $1,231 from stock option exercises, offset by principal payments on our term loan and capital leases of $2,046.
     Inventory turnover for the year ended December 31, 2006 averaged 3.2 turns compared to 3.4 turns for 2005. The decline in this metric is mainly due to the timing of production and shipments, including the impact from maintaining inventory in anticipation of orders for BA-5390 batteries, maintaining a supply of raw materials for surge production for the U.S. military, a transition of certain European customers to newer, more cost-effective products, and a ramp-up of production at the end of 2006 to meet shipping schedules on two large orders received during the fourth quarter. We expect this metric to improve during 2007 as production is brought more in line with orders on hand and we work to shorten lead times with suppliers. Our Days Sales Outstanding (DSOs) was an average of 50 days for 2006, an increase from the 2005 average of 45 days, as our customer base has expanded and the credit terms for non-U.S. customers are generally more lenient than for U.S. customers.

     Our order backlog at December 31, 2006 was approximately $34,377, of which approximately $1,729 related to orders directly from the U.S. Defense Department, which are expected to ship throughout 2007.
     As of December 31, 2006, we had made commitments to purchase approximately $704 of production machinery and equipment, which we expect to fund through operating cash flows.
     In October 2005, we received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead time and increase manufacturing efficiency to boost production surge capability of our BA-5390/U battery during contingency operations. Under the contract, we also will purchase and pre-position critical long lead-time materials and subassemblies. During 2006, we received approximately $1,000 for completing the first milestone under the contract, primarily related to reimbursement for raw material inventory.
     We have had certain “exigent” non-bid contracts with the U.S. government, which have been subject to an audit and final price adjustment. These adjustments have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2006, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (DCAA) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and are awaiting an assessment from the contracting officer. We believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on our business, financial condition and results of operations.
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation obligations for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e., the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status. As of December 31, 2006, we have determined that our reserve for this potential liability is reasonable. It is likely, however, that the final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It is likely to take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer.
     In connection with our acquisition of ABLE on May 19, 2006, there is an additional $500 cash payment to be made to the sellers of ABLE upon the achievement of certain performance milestones, payable in separate $250 payments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. We expect that the first milestone payment will be reached during mid-2007.
     In connection with our acquisition of McDowell, the purchase price of approximately $25,000 (consisting of $5,000 in cash and a $20,000 non-transferable convertible note to be held by the sellers) is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. We currently estimate the net value of these assets to be approximately $6,000, resulting in a revised purchase price of approximately $28,000. In January 2007, we made a $1,500 payment to the sellers of McDowell as partial payment for the remaining obligation. The final purchase price is subject to the finalization of negotiations pertaining to the valuation of trade accounts receivable, inventory and trade accounts payable. Substantial negotiations involving this valuation remain ongoing.
Debt and Lease Commitments
     At December 31, 2006, we had outstanding capital lease obligations of $60, of which $25 pertains to our Newark, New York offices and manufacturing facilities.

     On June 30, 2004, we closed on a $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of our assets, including all of our subsidiaries. The term loan component is paid in equal monthly installments over five years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced our $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by the various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. We are required to meet certain financial covenants, including a debt to earnings ratio, an EBIT (as defined) to interest expense ratio, and a current assets to total liabilities ratio.
     On June 30, 2004, we drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, on April 1, 2005, the adjusted rate increased to 6.48%, and on October 3, 2005, the adjusted rate increased to 6.98%, the maximum amount under the current grid structure, and remains at that rate as of December 31, 2006. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2006 resulted in an asset of $76, all of which was reflected as a short-term asset.
     On May 4, 2005, we amended our $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment provided for a waiver of the financial covenant violations as of the end of the first quarter of 2005, and changed the financial metrics that must be met to remain in compliance with the debt covenants for the second quarter of 2005 and after in light of the lower than expected revenue quarters caused mainly by delays in contract awards from the U.S. military. In addition, the banks allowed for an adjustment to earnings in the definition of the financial covenants related to the $1,803 non-cash charge taken in the fourth quarter of 2004 for the impairment of certain of our rechargeable assets.
     On August 5, 2005, we again amended our $25,000 credit facility. The amendment provided for a waiver of the financial covenant violations as of the end of the second quarter of 2005 and changed the financial metrics that must be met to remain in compliance with the debt covenants for the third quarter of 2005 and thereafter to accommodate our revised financial outlook. As a result of the uncertainty of our ability to comply with the financial covenants within the next year, we reclassified the long-term portion of this debt from long-term to current on the Consolidated Balance Sheet as of July 2, 2005.
     On November 1, 2005, we amended our $25,000 credit facility with JPMorgan Chase and M&T Bank. The amendment changed the financial metrics that must be met to remain in compliance with the debt covenants for the third and fourth quarters of 2005 and thereafter to accommodate our revised financial outlook. As a result of the uncertainty of our ability to comply with the financial covenants within the next year, we continued to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of October 1, 2005.
     Effective July 3, 2006, we amended our $25,000 credit facility with JPMorgan Chase and M&T Bank to reflect our acquisitions of ABLE and McDowell. As a result, JPMorgan Chase and M&T Bank increased the amount of the revolving credit component from $15,000 to $20,000. In addition, the financial covenants that we are required to maintain under the facility were revised accordingly.
     Effective September 30, 2006, we received a waiver letter from the banks concerning our non-compliance with the EBIT (as defined) to interest covenant of the credit facility, as amended. In addition, we received a waiver for a non-financial covenant related to a change in control provision, as defined in the credit facility.
     Effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with JPMorgan Chase and M&T Bank. The Forbearance and Amendment provides that JPMorgan Chase and M&T Bank will forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility. JPMorgan Chase and M&T Bank have agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breach the Forbearance and Amendment or unless another event or condition occurs that constitutes a default under the credit facility. Once the Forbearance Period ends, JPMorgan Chase and M&T Bank may exercise their rights and remedies under the credit facility without further notice or action. During the Forbearance Period, JPMorgan Chase and M&T Bank each has agreed to continue to make revolving loans available to us. Pursuant to the Forbearance and Amendment, the aggregate amount of JPMorgan Chase and M&T Bank’s revolving loan commitment has been reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both shall be increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
     As of December 31, 2006, we had $5,167 outstanding under the term loan component of our credit facility with our primary lending bank and $7,000 was outstanding under the revolver component. As a result of the uncertainty of our ability to comply with the more restrictive financial covenants within the next year, we continued to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of December 31, 2006. While the revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited by the financial covenants. At December 31, 2006, we had $2,200 of outstanding letters of credit related to this facility, as amended February 14, 2007, leaving $5,800 of potential borrowing.
     On April 29, 2003, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., completed an agreement for a revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that subsidiary’s outstanding accounts receivable balances. The maximum credit available to that subsidiary under the facility is approximately $882. The rate of interest is based upon prime plus 2.25%. At December 31, 2006, there was nothing outstanding under this revolver.
     We are currently in discussions with our primary lending banks to extend the Forbearance Period related to our credit facility. While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility that is subject to the Forbearance and Amendment.
     We have been able to obtain certain grants and loans from time to time from government agencies to assist with various funding needs. In November 2001, we received approval for a $300 loan from New York State. The loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. Under the provisions of this loan, if we meet and maintain certain levels of employment, the requirement to pay back the loan will be forgiven. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels increased to a level that exceeded the minimum threshold, and we now expect to receive these funds during the first half of 2007.
Equity Transactions
     In July 2004, we granted shares of our common stock pursuant to our Long-Term Incentive Plan to eligible hourly employees, based on years of service. We awarded six shares of stock for each year of service, in addition to awarding cash compensation to pay for related taxes. This stock grant resulted in the issuance of 8,142 shares of common stock valued at $135 on the date of grant, as well as total cash compensation of $95 amounting to an expense to us of $230.
     During 2006, 2005 and 2004, we issued 200,000, 452,000, and 708,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $1,231 in 2006, $2,488 in 2005 and $4,172 in 2004 in cash proceeds as a result of these transactions.
     During 2006, we issued 85,668 shares of restricted common stock to certain officers and directors, with various vesting schedules related to time and performance. At December 31, 2006, 13,334 shares had vested.
     In connection with our May 2006 stock purchase of ABLE New Energy Co., Ltd., we issued a combination of shares and warrants exercisable for shares of our common stock to the previous owners of ABLE New Energy Co., Ltd. as part of the purchase price. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, based on the closing price of the stock on the closing date of the acquisition, and 100,000 stock warrants with a five-year term valued at $526, for a total equity consideration of $1,526.
     In connection with our July 2006 acquisition of substantially all of the assets of McDowell Research, Ltd., we issued to McDowell Research, Ltd. a non-transferable, subordinated convertible promissory note in the principal amount of $20,000 as part of the purchase price. The $20,000 convertible note carries a five-year term, an annual interest rate of 4% and is convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011.
     We utilized securities as consideration in these transactions in part to reduce the need to draw on the liquidity provided by our cash and cash equivalents and revolving credit facility.
Other Matters
     We continue to be optimistic about our future prospects and growth potential. We continually explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us.
     Our plan to achieve operational profitability and reduce our negative cash flows from operations includes correcting operational issues at McDowell, implementing measures in our 9-volt operation to reduce scrap and reducing the build-up of inventory by balancing our production activity and sales orders more effectively. Additionally, we believe we have adequate third party financing available to fund our operations or we could obtain other financing, if needed.
     If we are unable to achieve our plans or unforeseen events occur, we may need to implement alternative plans. While we believe we can complete our original plans or alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
     As described in Part I, Item 3, “Legal Proceedings” of this report, we are involved in certain environmental matters with respect to our facility in Newark, New York. Although we have reserved for expenses related to this potential exposure, there can be no assurance that such reserve will be adequate. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.
     We typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. We offer a four-year warranty on certain communications accessories products. We also offer a 10-year warranty on our 9-volt batteries that are used in ionization-type smoke detector applications. We provide for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves would be sufficient. Any such insufficiency could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Debt Obligations *	$32,229	$9,043	$3,186	$20,000	$—
Expected Interest Payments	4,450	1,481	1,769	1,200	—
Capital Lease Obligations	60	36	24	—	—
Operating Lease Obligations	3,051	1,048	881	645	477
Purchase Obligations	18,825	18,825	—	—	—

Total	$58,615	$30,433	$5,860	$21,845	$477

*	Debt obligations are reflected herein at their contractual due dates. For financial reporting purposes the debt obligations are classified as current liabilities. (See Notes 2 and 6 for additional information.)
     Expected interest payments are calculated assuming a 6.98% annual rate on outstanding debt principal plus associated fees related to the credit facility and a 4.00% annual rate on the outstanding principal related to the subordinated convertible note payable. Purchase obligations consist of commitments for property, plant and equipment, open purchase orders for materials and supplies, and other general commitments for various service contracts.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
Outlook
     We are projecting revenue of between $28,000 to $30,000 for our first quarter ending March 31, 2007, largely based on our current backlog of shipments in addition to our pipeline of orders. Based on this revenue estimate, we anticipate reporting an operating loss in the range of $1,000 up to breakeven, inclusive of approximately $1,100 of non-cash expenses related to stock-based compensation and intangible asset amortization.
     Although we booked a full reserve for our deferred tax asset during the fourth quarter of 2006, we continue to have significant U.S. NOLs available to us to utilize as an offset to taxable income. As of December 31, 2006, none of our U.S. NOLs have expired. Over the next five years, the scheduled expirations of our U.S. NOLs are as follows: 2007 — $0, 2008 — $2,428, 2009 — $3,303, 2010 — $2,034, and 2011 — $6,158.
Critical Accounting Policies and Estimates
     The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates and assumptions that require management’s most difficult, subjective or complex judgments are described below.
Revenue recognition:
Product Sales — In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. Sales made to distributors are recognized at time of shipment. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.
Technology Contracts — We recognize revenue using the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. We allocate costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. government, we may be required to transfer technology developed to the U.S. government. We have accounted for the contracts in accordance with SFAS No. 68, “Research and Development Arrangements”. Where appropriate, we have recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.
Valuation of Inventory:
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Our inventory includes raw materials, work in process and finished goods. We record provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The factors that contribute to inventory valuation risks are our purchasing practices, material and product obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see Item 1A — Risk Factors for further information on foreign regulations). We manage our exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.
Warranties:
We maintain provisions related to normal warranty claims by customers. We evaluate these reserves quarterly based on actual experience with warranty claims to date and our assessment of additional claims in the future. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves would be sufficient.
Impairment of Long-Lived Assets:
We regularly assess all of our long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.
Environmental Issues:
Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 96-1, “Environmental Remediation Liabilities”. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.
Goodwill and Other Intangible Assets:
During 2006, as a result of the ABLE and McDowell acquisitions, we added the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” as critical accounting policies. In accordance with SFAS No. 141, “Business Combinations,” the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life.
Stock-Based Compensation:
Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods presented in this report to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. We calculate expected volatility for stock options by taking an average of historical volatility over the past five years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which require compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. We had adopted the disclosure-only provision of SFAS No. 148, “Accounting for Stock-Based Compensation”. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options was reflected in net income (loss).
Income Taxes:
We apply SFAS No. 109, “Accounting for Income Taxes”, in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.
We recorded a deferred tax asset in December 2004 arising from our conclusion that it is more likely than not that we would be able to utilize our U.S. net operating loss carryforwards (“NOLs”) that have accumulated over time. The recognition of a deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years. The amount of the net deferred tax assets was considered realizable. In December 2006, we placed a full valuation allowance on our deferred tax assets arising from our conclusion that it is more likely than not that we would not be able to utilize our U.S. NOLs that have accumulated over time. The recognition of the full valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net losses, and losses on a cumulative three-year basis; and b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios. We have significant NOLs related to past years’ cumulative losses, and as a result can be subject to U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. Achieving business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating any potential impact of adopting this pronouncement.
     In December 2006, FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 which addresses an issuer’s accounting for registration payment arrangements for financial instruments such as equity shares, warrants or debt instruments. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” The financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable Generally Acceptable Accounting Principles, (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. An entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument(s) subject to that arrangement. Adoption of this FSP may require additional disclosures relating to the nature of the registration payment, settlement alternatives, current carrying amount of the liability representing the issuer’s obligations and the maximum potential amount of consideration, undiscounted that the issuer could be required to transfer. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.

     In October 2006, FASB issued FSP SFAS No. 123(R)-5 amending FSP SFAS No. 123(R)-1. This FSP addresses whether a modification of an instrument in connection with an entity restructuring should be considered a modification for purposes of applying FSP SFAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” Prior to FSP SFAS No. 123(R)-5, entities were required to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument was modified when the holder was no longer an employee. FSP SFAS No. 123(R)-5 prescribes that there should be no change in recognition or the measurement (due to a change in classification) of those instruments that were originally issued as employee compensation and then modified, and the modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (b) all holders of the same class of equity instruments are treated in the same manner. The adoption of this pronouncement had no significant impact on our financial statements.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this bulletin had no impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. We are currently evaluating any potential impact of adopting this pronouncement.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this pronouncement will have no impact on our financial statements.
     In January 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the latter of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. Effective January 2, 2007, the United Kingdom, the only EU-member country in which we have significant operations, adopted the law. We do not expect the adoption of this law to have a significant impact on our financial statements.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement had no impact on our financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this pronouncement had no impact on our financial statements.
Risk Factors
     See Item 1A of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)
     We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligation. In July 2004, we hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of our new credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of December 31, 2006, a one basis point change in the Eurodollar spread would have a $1 value change.
     We are subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. In the year ended December 31, 2006, approximately 88% of our sales were denominated in U.S. dollars. The remainder of our sales was denominated in U.K. pounds sterling, euros and Chinese yuan renminbi. A 10% change in the value of the pound sterling, the euro, or the yuan renminbi to the U.S. dollar would have impacted our revenues in that period by less than 2%. We monitor the relationship between the U.S. dollar and other currencies on a continuous basis and adjust sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.
     We maintain manufacturing operations in the U.S., the U.K. and China, and export products internationally. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, which is translated into U.S. dollars for our consolidated financial statements. A 10% change in local currency relative to the U.S. dollar would have impacted our consolidated income before taxes by approximately $30, or less than 1%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 47.

Page
Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP	45

Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	46

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005	47

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	48

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2006 2005 and 2004	49

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	50

Notes to Consolidated Financial Statements	51

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	89

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ultralife Batteries, Inc.
Newark, New York
We have audited the accompanying consolidated balance sheet of Ultralife Batteries, Inc. as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index for the year ended December 31, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Also in our opinion, the schedule for the year ended December 31, 2006 presents fairly, in all material respects, the information set forth therein.
As discussed in Note 6 to the consolidated financial statements, effective February 14, 2007, the Company and its lenders entered into a forbearance agreement in connection with its credit facility. All of the outstanding borrowings under this facility, which totaled approximately $12.2 million at December 31, 2006, have been classified as current liabilities in the consolidated balance sheets.
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation on January 1, 2006 by adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ultralife Batteries, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2007, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Troy, Michigan
March 20, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Ultralife Batteries, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss) and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
March 22, 2006

ULTRALIFE BATTERIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$720	$3,214
Trade accounts receivable, net of allowance for doubtful accounts of $447 and $458, respectively	24,197	10,965
Inventories	27,360	19,446
Due from insurance company	780	482
Deferred tax asset — current	75	2,508
Prepaid expenses and other current assets	2,748	2,747

Total current assets	55,880	39,362

Property, plant and equipment, net	19,396	19,931

Other assets:
Goodwill	13,344	—
Intangible assets, net	9,072	—
Security deposits	66	243
Deferred tax asset — non-current	—	21,221

	22,482	21,464

Total Assets	$97,758	$80,757

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$12,246	$7,715
Accounts payable	15,925	5,218
Accrued compensation	547	329
Accrued vacation	755	611
Other current liabilities	8,337	4,510

Total current liabilities	37,810	18,383

Long-term liabilities:
Debt and capital lease obligations	20,043	25
Other long-term liabilities	316	242

Total long-term liabilities	20,359	267

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,853,306 and 15,471,446, respectively	1,578	1,547
Capital in excess of par value	134,736	130,530
Accumulated other comprehensive loss	(321)	(1,054)
Accumulated deficit	(94,026)	(66,538)

	41,967	64,485

Less —Treasury stock, at cost - 727,250 shares outstanding	2,378	2,378

Total shareholders’ equity	39,589	62,107

Total Liabilities and Shareholders’ Equity	$97,758	$80,757

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$93,546	$70,501	$98,182
Cost of products sold	76,103	58,243	77,880

Gross margin	17,443	12,258	20,302

Operating expenses:
Research and development (including $619, $0 and $0 of amortization of intangible assets, respectively)	5,097	3,751	2,633
Selling, general, and administrative (including $580, $0 and $0 of amortization of intangible assets, respectively)	15,303	11,409	10,771
Impairment of long lived assets	—	—	1,803

Total operating expenses	20,400	15,160	15,207

Operating income (loss)	(2,957)	(2,902)	5,095

Other income (expense):
Interest income	126	185	116
Interest expense	(1,424)	(821)	(598)
Gain on insurance settlement	191	—	214
Write-off of UTI investment and note receivable	—	—	(3,951)
Miscellaneous income (expense)	311	(318)	352

Income (loss) before income taxes	(3,753)	(3,856)	1,228

Income tax provision (benefit)-current	—	3	32
Income tax provision (benefit)-deferred	23,735	486	(21,136)

Total income taxes provision (benefit)	23,735	489	(21,104)

Net income (loss)	$(27,488)	$(4,345)	$22,332

Earnings (loss) per share — basic	$(1.84)	$(0.30)	$1.59

Earnings (loss) per share — diluted	$(1.84)	$(0.30)	$1.48

Weighted average shares outstanding — basic	14,906	14,551	14,087

Weighted average shares outstanding — diluted	14,906	14,551	15,074

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)

				Accumulated Other
				Comprehensive Income (Loss)
				Foreign
	Common Stock		Capital in	Currency	Other
	Number		excess of	Translation	Unrealized	Accumulated	Treasury
	of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Total

Balance as of December 31, 2003	14,302,782	$1,430	$120,626	$(723)	$—	$(84,525)	$(2,378)	$34,430

Comprehensive income:
Net income						22,332		22,332
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments				218				218
Unrealized loss on interest rate swap arrangements					(100)			(100)

Other comprehensive income								118

Comprehensive income								22,450

Tax benefits applicable to exercise of stock options			2,428					2,428
Shares issued under employee stock grant	8,142	1	134					135
Shares issued under stock option and warrant exercises	708,338	71	4,101					4,172
Stock-based compensation			10					10

Balance as of December 31, 2004	15,019,262	$1,502	$127,299	$(505)	$(100)	$(62,193)	$(2,378)	$63,625

Comprehensive loss:
Net loss						(4,345)		(4,345)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments				(609)				(609)
Unrealized gain on interest rate swap arrangements					160			160

Other comprehensive loss								(449)

Comprehensive loss:								(4,794)

Tax benefits applicable to exercise of stock options			788					788
Shares issued under employee stock grant	42	—	1					1
Shares issued under stock option and warrant exercises	452,142	45	2,442					2,487

Balance as of December 31, 2005	15,471,446	$1,547	$130,530	$(1,114)	$60	$(66,538)	$(2,378)	$62,107

Comprehensive loss:
Net loss						(27,488)		(27,488)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments				743				743
Unrealized loss on interest rate swap arrangements					(10)			(10)

Other comprehensive income								733

Comprehensive loss:								(26,755)

Stock-based compensation related to stock options			1,320					1,320
Shares issued under restricted stock grants	85,668	1	159					160
Shares and stock warrants issued in connection with ABLE acquisition	96,247	10	1,516					1,526
Shares issued under stock option and warrant exercises	199,945	20	1,211					1,231

Balance as of December 31, 2006	15,853,306	$1,578	$134,736	$(371)	$50	$(94,026)	$(2,378)	$39,589

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(27,488)	$(4,345)	$22,332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of financing fees	3,667	3,181	3,309
Amortization of intangible assets	1,199	—	—
(Gain) loss on asset disposal	152	22	(1)
Gain on insurance settlement	(191)	—	—
Gain on assets disposed of in fire	—	—	(214)
Write-down of fixed assets damaged in fire	—	—	137
Write-down of inventory damaged in fire	—	—	677
Foreign exchange (gain) loss	(285)	330	(345)
Write-off of UTI investment and note receivable	—	—	3,916
Non-cash stock-based compensation	1,480	—	146
Changes in deferred income taxes	23,735	489	(21,073)
Impairment of long-lived assets	—	—	1,803
Provision for loss on accounts receivable	74	208	124
Provision for inventory obsolescence	90	221	405
Provision for warranty charges	131	205	294
Provision for workers’ compenstion obligation	350	—	—
Changes in operating assets and liabilities, net of effects from the purchase of ABLE and McDowell:
Accounts receivable	(8,866)	(2,734)	9,255
Inventories	(2,366)	(6,115)	(4,640)
Prepaid expenses and other current assets	143	(793)	(548)
Insurance receivable relating to fires	602	659	(1,198)
Income taxes payable	19	—	(106)
Accounts payable and other liabilities	7,705	3,085	(3,398)

Net cash provided by (used in) operating activities	151	(5,587)	10,875

INVESTING ACTIVITIES
Purchase of property and equipment	(1,455)	(3,309)	(5,437)
Proceeds from asset disposal	—	25	17
Purchase of securities	—	—	(3,500)
Sales of securities	—	1,000	2,500
Change in restricted cash	—	—	50
Payment for purchase of ABLE, net of cash acquired	(1,954)	—	—
Payment for purchase of McDowell	(5,059)	—	—

Net cash used in investing activities	(8,468)	(2,284)	(6,370)

FINANCING ACTIVITIES
Net change in revolving credit facilities	6,475	195	(6,669)
Proceeds from issuance of common stock	1,231	2,488	4,172
Proceeds from issuance of debt	—	—	10,000
Retirement of long-term debt	—	—	(867)
Debt issue costs	—	—	(207)
Principal payments on long-term debt and capital lease obligations	(2,046)	(2,020)	(1,251)

Net cash provided by in financing activities	5,660	663	5,178

Effect of exchange rate changes on cash	163	(107)	16

Change in cash and cash equivalents	(2,494)	(7,315)	9,699
Cash and cash equivalents at beginning of period	3,214	10,529	830

Cash and cash equivalents at end of period	$720	$3,214	$10,529

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$992	$545	$333

Cash paid for income taxes	$5	$22	$299

Noncash investing and financing activities:
Issuance of common stock and stock warrants for purchase of ABLE	$1,526	$—	$—

Issuance of convertible note payable for purchase of McDowell	$20,000	$—	$—

Accrual of purchase price adjustment for purchase of McDowell	$3,000	$—	$—

Accrual of insurance receivable	$780	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)
Note 1 — Summary of Operations and Significant Accounting Policies
a.	Description of Business
     We are a global provider of high-energy power systems for diverse applications. We develop, manufacture and market a wide range of non-rechargeable and rechargeable products, charging systems and accessories for use in military, commercial and consumer portable electronic products. Through our portfolio of standard products and engineered solutions, we are at the forefront of providing the next generation of power systems. We believe that our technologies allow us to offer products that are flexibly configured, lightweight and generally achieve longer operating time than many competing products currently available.
b.	Principles of Consolidation
     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of Ultralife Batteries, Inc. and our wholly owned subsidiaries, Ultralife Batteries (UK) Ltd., ABLE New Energy Co., Limited, and its wholly owned subsidiary ABLE New Energy Co., Ltd., and McDowell Research Co., Inc. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for using the equity method, if our interest is greater than 20%. Investments in entities in which we have less than a 20% ownership interest are accounted for using the cost method.
c.	Management’s Use of Judgment and Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Key areas affected by estimates include: (a) reserves for deferred tax assets, excess and obsolete inventory, warranties, and bad debts; (b) profitability on development contracts; (c) various expense accruals; and, (d) carrying value of intangible assets. Actual results could differ from those estimates.
d.	Cash and Cash Equivalents
     For purposes of the Consolidated Statements of Cash Flows, we consider all demand deposits with financial institutions and financial instruments with original maturities of three months or less to be cash equivalents. For purposes of the Consolidated Balance Sheet, the carrying value approximates fair value because of the short maturity of these instruments.
e.	Inventories
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.
f.	Property, Plant and Equipment
Property, plant and equipment are stated at cost. Estimated useful lives are as follows:

Buildings	10 — 20 years
Machinery and Equipment	5 — 10 years
Furniture and Fixtures	3 — 10 years
Computer Hardware and Software	3 — 5 years
Leasehold Improvements	Lesser of useful life or lease term

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
g.	Long-Lived Assets and Intangibles
     We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. In 2004, we recorded an impairment charge of $1,803 consisting of $664 of the net book value of our own assets, and $1,139 of the present value of remaining payments for certain assets under operating leases. We did not record any impairment of long-lived assets in the calendar years ended December 31, 2006 or 2005.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life.
     Based on the current preliminary valuations for amortizable intangible assets, acquired in the ABLE and McDowell acquisitions during 2006, we project our amortization expense will be approximately $2,179, $1,183, $655, $460 and $325 for the fiscal years ending December 31, 2007 through 2011, respectively.
h.	Translation of Foreign Currency
     The financial statements of our foreign affiliates are translated into U.S. dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Exchange gains (losses) included in net income (loss) for the years ended December 31, 2006, 2005 and 2004 were $285, $(330), and $345, respectively.
i.	Revenue Recognition
     Product Sales — In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. Sales made to distributors are recognized at time of shipment. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.
     Technology Contracts — We recognize revenue using the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. We allocate costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred. Under certain research and development arrangements with the U.S. Government, we may be required to transfer technology developed to the U.S. Government. We have accounted for the contracts in accordance with SFAS No. 68, “Research and Development Arrangements”. Where appropriate, we have recognized a liability for amounts that may be repaid to third parties, or for revenue deferred until expenditures have been incurred.
j.	Warranty Reserves
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves, included in other current liabilities on our Consolidated Balance Sheets, are based on historical experience of warranty claims. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.

k.	Shipping and Handling Costs
     Costs incurred by us related to shipping and handling are included in Cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.
l.	Advertising Expenses
     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $320, $248, and $208 for the years ended December 31, 2006, 2005 and 2004, respectively.
m.	Research and Development
     Research and development expenditures are charged to operations as incurred. The majority of research and development costs have included the development of new cylindrical cells and batteries for various military applications, utilizing technology developed through our work on pouch cell development. We are directing our rechargeable battery research and development efforts toward design optimization and customization to customer specifications. For our communications accessories, we conduct various design and product development operations to meet ever-changing customer demands. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services.
n.	Environmental Costs
     Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 96-1, “Environmental Remediation Liabilities”. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.
o.	Income Taxes
     The asset and liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes”, is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. For the year ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. For the year ended December 31, 2005, our balance sheet reflected a balance of $23,729 associated with our net deferred tax asset. In the year ended December 31, 2004, we recorded a $23,501 net deferred tax asset associated with our U.S. net operating loss carryforwards, due to the determination that it was more likely than not that we would be able to utilize these benefits in the future. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. A valuation allowance was required for the years ended December 31, 2006 and 2005 related to our U.K. subsidiary and the history of losses at that facility.
p.	Concentration of Credit Risk
     We have one major customer, the U.S. Department of Defense, that comprised 20%, 25%, and 56% of our revenue in the years ended December 31, 2006, 2005, and 2004, respectively. There were no other customers that comprised greater than 10% of the total company revenues in those years.
     We have one customer, which comprised 22% of our trade accounts receivable as of December 31, 2006. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2006. In addition, there were no customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2005.
     Currently, we do not experience significant seasonal trends in non-rechargeable product revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower sales for us to this market segment. The smoke detector OEM market segment comprised approximately 17% of total non-rechargeable revenues in 2006. Additionally, a lower demand from the U.S., U.K. and other foreign governments could result in lower sales to military and government users.

     We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. military have been substantial during 2006, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.
q.	Fair Value of Financial Instruments
     SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2006 and 2005. Fair values have been determined through information obtained from market sources.
r.	Derivative Financial Instruments
     Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of our interest rate swap at December 31, 2006 and 2005 resulted in an asset of $76 and $91, respectively, all of which was reflected as short term.
s.	(Loss) Earnings Per Share
     We account for net (loss) earnings per common share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires the reporting of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities, if any, calculated using the treasury stock method. There were 1,915,471 and 1,516,906 outstanding stock options and warrants as of December 31, 2006 and 2005, respectively, that were not included in EPS as the effect would be anti-dilutive. For these periods, diluted earnings per share were the equivalent of basic earnings per share due to the net loss. The dilutive effect of 1,738,648 outstanding stock options and warrants was included in the dilution computation for the year ended December 31, 2004. (See Note 8.)
     The computation of basic and diluted earnings per share is summarized as follows:

	Year Ended December 31,
	2006	2005	2004

Net (Loss) / Income (a)	$(27,488)	$(4,345)	$22,332
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	10

Net Income — Adjusted (b)	$(27,488)	$(4,345)	$22,342

Average Shares Outstanding — Basic (c)	14,906	14,551	14,087
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	987

Average Shares Outstanding — Diluted (d)	14,906	14,551	15,074

EPS — Basic (a/c)	$(1.84)	$(0.30)	$1.59
EPS — Diluted (b/d)	$(1.84)	$(0.30)	$1.48
t.	Stock-Based Compensation
     We have various stock-based employee compensation plans, which are described more fully in Note 8. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods presented in this Form 10-K to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS 123R applies to new awards, awards that were unvested as of January 1, 2006 and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.
     Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which required compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options was reflected in net income (loss).
     The effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”, to stock -based employee compensation for the years ended December 31, 2005 and 2004, would have been as follows:

	2005	2004
Net (loss) income, as reported	$(4,345)	$22,332
Add: Stock option-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	—
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,236)	(1,150)

Pro forma net (loss) income	$(7,581)	$21,182

(Loss) earnings per share:
Basic — as reported	$(0.30)	$1.59
Diluted — as reported	$(0.30)	$1.48
Basic — pro forma	$(0.52)	$1.50
Diluted — pro forma	$(0.52)	$1.41
     In December 2005, our Board of Directors approved the acceleration of vesting of certain “underwater” unvested stock options held by certain current employees, including some of our executive officers. Options held by our President and Chief Executive Officer were not included in the acceleration. Options held by non-employee directors also were not included as those options vest immediately upon grant. A stock option was considered “underwater” if the exercise price was $12.90 per share or greater. A total of 346,186 options were impacted by this acceleration. The effect on net loss in 2005 resulting from this acceleration, if we had applied the fair value recognition provisions of SFAS No. 148 to stock -based employee compensation, was approximately $1,500 net of related tax effects. (See Note 8.)
u.	Segment Reporting
     We report segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. We have four operating segments. The basis for determining our operating segments is the manner in which financial information is used by us in our operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.
v.	Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating any potential impact of adopting this pronouncement.
     In December 2006, FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 which addresses an issuer’s accounting for registration payment arrangements for financial instruments such as equity shares, warrants or debt instruments. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” The financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable Generally Acceptable Accounting Principles, (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. An entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument(s) subject to that arrangement. Adoption of this FSP may require additional disclosures relating to the nature of the registration payment, settlement alternatives, current carrying amount of the liability representing the issuer’s obligations and the maximum potential amount of consideration, undiscounted that the issuer could be required to transfer. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In October 2006, FASB issued FSP SFAS No. 123(R)-5 amending FSP SFAS No. 123(R)-1. This FSP addresses whether a modification of an instrument in connection with an entity restructuring should be considered a modification for purposes of applying FSP SFAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” Prior to FSP SFAS No. 123(R)-5, entities were required to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument was modified when the holder was no longer an employee. FSP SFAS No. 123(R)-5 prescribes that there should be no change in recognition or the measurement (due to a change in classification) of those instruments that were originally issued as employee compensation and then modified, and the modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees if both of the following conditions are met: (i) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (ii) all holders of the same class of equity instruments are treated in the same manner. The adoption of this pronouncement had no significant impact on our financial statements.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this bulletin had no impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. We are currently evaluating any potential impact of adopting this pronouncement.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of

Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this pronouncement will have no impact on our financial statements.
     In January 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (”SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the latter of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. Effective January 2, 2007, the United Kingdom, the only EU-member country in which we have significant operations, adopted the law. We do not expect the adoption of this law to have a significant impact on our financial statements.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement had no impact on our financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this pronouncement had no impact on our financial statements.
Note 2- Acquisitions
     We accounted for the following acquisitions in accordance with the purchase method of accounting provisions of SFAS No. 141, “Business Combinations,” whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
ABLE New Energy Co., Ltd.
     On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China. With more than 50 products, including a wide range of lithium-thionyl chloride and lithium-manganese dioxide batteries and coin cells, this acquisition broadens our expanding portfolio of high-energy power sources, enabling us to further penetrate large and emerging markets such as remote meter reading, RFID (Radio Frequency Identification) and other markets that will benefit from these chemistries. We expect this acquisition will strengthen our global presence, facilitate our entry into the rapidly growing Chinese market, and improve our access to lower material and manufacturing costs.
     The initial cash purchase price for ABLE was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, based on the closing price of the stock on the closing date of the acquisition, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. The fair value of the stock warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0.00%
Weighted average expected life (years)	2.50
     We have incurred $58 in acquisition related costs, which are included in the total potential cost of the investment of $3,980. During the fourth quarter of 2006, $5 of additional acquisition costs were incurred, which resulted in an increase of goodwill of $5.
     The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,345 (including $104 in cash) was recorded as goodwill in the amount of $1,239. We are in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of the third party’s valuation.
     The following table represents the revised, preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash and cash equivalents	$104
Trade accounts receivables, net	318
Inventories	789
Prepaid expenses and other current expenses	73

Total current assets	1,284
Property, plant and equipment, net	746
Goodwill	1,239
Intangible Assets:
Trademarks	90
Patents and technology	390
Customer relationships	830
Distributor relationships	300
Non-compete agreements	40

Total assets acquired	4,919

LIABILITIES
Current liabilities:
Accounts payable	1,085
Other current liabilities	110

Total current liabilities	1,195
Long-term liabilities:
Other long-term liabilities	65
Deferred tax liability	75

Total liabilities assumed	1,335

Total Purchase Price	$3,584

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
McDowell Research, Ltd.
     On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas.
     Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. We estimate the net value of these assets to be approximately $6,000, resulting in a revised purchase price of approximately $28,000. We have accrued for the $3,000 purchase price adjustment, and is included in the Other Current Liabilities line on our Consolidated Balance Sheet. The final purchase price is subject to the finalization of negotiations pertaining to the valuation of trade accounts receivable, inventory and trade accounts payable. Substantial negotiations involving this valuation remain ongoing. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of our credit facility with our primary lending banks, which was amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term, an annual interest rate of 4% and is convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. We have incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $28,059.
     The estimated excess of the purchase price over the net tangible and intangible assets acquired of $15,954 was recorded as goodwill in the amount of $12,105. We are in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon the third party’s valuation. The acquired goodwill has been assigned to the Rechargeable Products and the Communications Accessories segments and is expected to be fully deductible for income tax purposes.

     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Trade accounts receivables, net	$3,849
Inventories	5,155
Prepaid inventory and other current expenses	10

Total current assets	9,014
Property, plant and equipment, net	397
Goodwill	12,105
Intangible Assets:
Trademarks	3,000
Patents and technology	3,347
Customer relationships	2,110
Non-compete agreements	164

Total assets acquired	30,137

LIABILITIES
Current liabilities:
Current portion of long-term debt	46
Accounts payable	1,783
Other current liabilities	212

Total current liabilities	2,041
Long-term liabilities:
Debt	37

Total liabilities assumed	2,078

Total Purchase Price	$28,059

     As a result of revisions to the preliminary third party asset valuation during the fourth quarter of 2006, values assigned to the intangible assets have been revised. The adjustments to the values for intangible assets from those reported for the third quarter of 2006 were as follows: trademarks decreased by $610, patents and technology decreased by $1,037, customer relationships increased by $830, and non-compete agreements decreased by $9. These adjustments resulted in an increase to goodwill of $826.
     The patents and technology and customer relationships intangible assets will be amortized on a schedule in which the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of thirteen years. The non-compete agreements intangible asset will be amortized on a straight-line basis over its estimated useful life of two years.

     The following table summarizes the unaudited pro forma financial information for the periods indicated as if the McDowell acquisition had occurred at the beginning of the period being presented. The pro forma information contains the actual combined results of McDowell and us, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets; the interest expense incurred relating to the convertible note payable issued in connection with the acquisition purchase price; the elimination of the sales and purchases between McDowell and us; the impact on interest income and interest expense in connection with funding the cash portion of the acquisition purchase price; and the impact on income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each of the periods presented or that may be obtained in the future.

(in thousands, except per	Years Ended December 31,
share data)	2006	2005

Revenues	$105,691	$90,740

Net Loss	$(26,359)	$(4,971)

Loss per share — Basic	$(1.77)	$(0.34)

Loss per share — Diluted	$(1.77)	$(0.34)

     In connection with the McDowell acquisition, we entered into an operating lease agreement for real property in Waco, Texas with a partnership that is 50% owned by Thomas Hauke, who joined us as an executive officer following the completion of the McDowell acquisition. The lease term is for one year, with annual rent of $227, payable in monthly installments.
     The composition of intangible assets was:

	December 31, 2006
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$3,090	$—	$3,090
Patents and technology	3,737	619	3,118
Customer relationships	2,940	476	2,464
Distributor relationships	300	55	245
Non-compete agreements	204	49	155

Total intangible assets	$10,271	$1,199	$9,072

     We had no intangible assets as of December 31, 2005.
     Amortization expense for intangible assets was $1,199, $0, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively.

     The following table summarizes the goodwill activity by segment:

	Non-
	Rechargeable	Rechargeable	Communications
	Products	Products	Accessories	Total
Balance at December 31, 2005	$—	$—	$—	$—

Acquisition of ABLE	1,239	—	—	1,239
Acquisition of McDowell	—	2,421	9,684	12,105

Balance at December 31, 2006	$1,239	$2,421	$9,684	$13,344

     We had no goodwill activity during the year ended December 31, 2005.
Note 3 — Impairment of Long-Lived Assets
     In December 2004, we recorded a $1,803 impairment charge related to certain polymer rechargeable manufacturing assets. This impairment consisted of $664 of the net book value of our own assets, and $1,139 of the present value of remaining payments for certain assets under operating leases. We determined that this manufacturing equipment would no longer be utilized, resulting from a strategic decision to no longer manufacture polymer rechargeable cells. The impairment charge was accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. The $1,139 expense and liability related to our estimated net ongoing costs associated with our lease obligation for our polymer rechargeable manufacturing equipment requires us to make estimates and assumptions with respect to costs to satisfy commitments under the lease. We used a credit-adjusted risk-free rate of 6% to discount the remaining cash flows under the operating lease. We will review our estimates and assumptions on at least a quarterly basis, and make whatever modifications management believes necessary, based on our best judgment, to reflect any changed circumstances.
Note 4 — Supplemental Balance Sheet Information
     The composition of inventories was:

	December 31,
	2006	2005
Raw materials	$14,964	$8,817
Work in process	9,061	8,648
Finished products	4,541	2,849

	28,566	20,314
Less: Reserve for obsolescence	1,206	868

	$27,360	$19,446

     The composition of property, plant and equipment was:

	December 31,
	2006	2005
Land	$123	$123
Buildings and Leasehold Improvements	4,336	4,229
Machinery and Equipment	40,485	37,876
Furniture and Fixtures	982	788
Computer Hardware and Software	2,127	2,197
Construction in Progress	1,300	1,059

	49,353	46,272
Less: Accumulated Depreciation	29,957	26,341

	$19,396	$19,931

     Estimated costs to complete construction in progress as of December 31, 2006 and 2005 was approximately $900 and $1,100, respectively.
     Depreciation expense was $3,610, $3,112, and $3,193 for the years ended December 31, 2006, 2005, and 2004, respectively.
     Included in Buildings and Leasehold Improvements is a capital lease for our Newark, New York facility. The carrying value for this facility is as follows:

	December 31,
	2006	2005
Acquisition Value	$553	$553
Accumulated Amortization	488	433

Carrying Value	$65	$120

     Included in Machinery and Equipment is a capital lease for copiers. The carrying value for this asset is as follows:

	December 31,
	2006	2005
Acquisition Value	$37	$0
Accumulated Amortization	0	0

Carrying Value	$37	$0

Note 5 — Operating Leases
     We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $1,026, $768 and $1,244 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

				2011
2007	2008	2009	2010	and beyond
$1,048	$537	$344	$325	$797
     In March 2001, we entered into a $2,000 lease for certain new manufacturing equipment with a third party leasing agency. Under this arrangement, we had various options to acquire manufacturing equipment, including sales / leaseback transactions and operating leases. In October 2001, we expanded our leasing arrangement with this third party leasing agency, increasing the amount of the lease line from $2,000 to $4,000. The increase in the line was used to fund capital expansion plans for manufacturing equipment that increased capacity within our Non-rechargeable business unit. At June 30, 2002, the lease line had been fully utilized. In December 2004, we recorded an impairment charge of $1,139 related to the present value of remaining payments for a portion of the assets under this lease. We determined that the polymer rechargeable manufacturing assets under the lease would no longer be utilized. Our lease payment continues to be $226 per quarter. In conjunction with this lease, we have a letter of credit of $2,200 outstanding at December 31, 2006.
Note 6 — Debt and Capital Leases
Credit Facilities
     On June 30, 2004, we closed on a $25,000 credit facility, comprised of a five-year $10,000 term loan component and a three-year $15,000 revolving credit component. The facility is collateralized by essentially all of our assets, including all of our subsidiaries. The term loan component is paid in equal monthly installments over five years. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid). This facility replaced our $15,000 credit facility that expired on the same date. Availability under the revolving credit component is subject to meeting certain financial covenants, whereas availability under the previous facility was limited by the various asset values. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. We are required to meet certain financial covenants, including a debt to earnings ratio, an EBIT (as defined) to interest expense ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants.
     On June 30, 2004, we drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, on April 1, 2005, the adjusted rate increased to 6.48%, and on October 3, 2005, the adjusted rate increased to 6.98%, the maximum amount under the current grid structure, and remains at that rate as of December 31, 2006. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2006 resulted in an asset of $76, all of which was reflected as a short-term asset.
     Effective July 3, 2006, the banks amended the credit facility to reflect our acquisitions of ABLE and McDowell. As a result, the banks increased the amount of the revolving credit component from $15,000 to $20,000. In addition, the financial covenants that we are required to maintain under the facility were revised accordingly.
     Effective as of September 30, 2006, we received a waiver letter from the banks concerning our non-compliance with the EBIT (as defined) to interest covenant of the credit facility, as amended. In addition, we received a waiver for a non-financial covenant related to a Change in Control provision, as defined in the credit facility.
     Effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provides that the banks will forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility. The banks have agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breach the Forbearance and Amendment or unless another event or condition occurs that constitutes a default under the credit facility. Once the Forbearance Period ends, the banks may exercise their rights and remedies under the credit facility without further notice or action. During the Forbearance Period, each bank has agreed to continue to make revolving loans available to us. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment has been reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both shall be increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
     We are currently in discussions with our primary lending banks to extend the Forbearance Period related to our credit facility. While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility that is subject to the Forbearance and Amendment.
     As of December 31, 2006, we had $5,167 outstanding under the term loan component of our credit facility with our primary lending bank and $7,000 was outstanding under the revolver component. As a result of the uncertainty of our ability to comply with the more restrictive financial covenants within the next year, we continued to classify all of the debt associated with this credit facility as a current liability on the Consolidated Balance Sheet as of December 31, 2006. While the revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited by the financial covenants. At December 31, 2006, we had $2,200 of outstanding letters of credit related to this facility, as amended February 14, 2007, leaving $5,800 of potential borrowing.

     In 2004, we paid $207 in financing fees in connection with the $25,000 credit facility with JP Morgan Chase Bank, which will be amortized over the term of the credit facility. In 2006, we paid $15 in additional financing fees in connection with amendments and waivers to the credit facility. For the year ended December 31, 2006, we recorded amortization expense related to financing fees for our credit facilities of $72.
     On April 29, 2003, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., completed an agreement for a revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that subsidiary’s outstanding accounts receivable balances. The maximum credit available to that subsidiary under the facility is approximately $882. The rate of interest is based upon Prime plus 2.25%. At December 31, 2006, there was nothing outstanding under this revolver.
Equipment Notes Payable
     We have two equipment notes payable. The first note payable is for equipment at our Waco, Texas facility that provides for payments (including principal and interest at 5.85%) of $34 per year through December 2007. The other note payable is also for equipment at our Waco, Texas facility that provides for payments (including principal and interest at 6.75%) of $12 per year through May 2009. The respective equipment collateralizes both notes payable.
Capital Leases
     We have two capital leases. The first capital lease commitment is for the Newark, New York facility which provides for payments (including principal and interest) of $28 per year from December 2003 through 2007. The other capital lease commitment is for copiers that provides for payments (including principal and interest) of $14 per year from November 2006 through October 2009. Remaining interest payable on the leases is approximately $7. At the end of the lease terms, we are required to purchase the facility and the copiers for one dollar each.
Payment Schedule
     As a result of the uncertainty of our ability to comply with the more restrictive financial covenants within the next year, we classified all of the debt associated with our credit facility as a current liability on the Consolidated Balance Sheet as of December 31, 2006. Scheduled principal payments under the current amount outstanding of debt and capital leases are as follows:

		Equipment		Convertible
	Credit	Notes	Capital	Note
	Facility*	Payable	Leases	Payable	Total
2007	$9,000	$43	$36	$—	$9,079
2008	2,000	14	12	—	2,026
2009	1,167	5	12	—	1,184
2010	—	—	—	—	—
2011 and thereafter	—	—	—	20,000	20,000

	12,167	62	60	20,000	32,289
Less: Current portion	12,167	43	36	—	12,246

Long-term	$—	$19	$24	$20,000	$20,043

*	In accordance with EITF 86-30, we have classified the debt associated with the credit facility for financial reporting purposes as a current liability for the reasons cited above.
Letters of Credit
     In connection with the $4,000 operating lease line that we initiated in March 2001, we maintain a letter of credit, which expires in July 2007. At December 31, 2006, the amount of the letter of credit was $2,200. This letter of credit declines gradually at certain points over time as the obligation it is associated with diminishes. On January 1, 2007, the amount of the letter of credit decreased to $1,440.

Note 7 — Commitments and Contingencies
a. Indemnity Agreement
     Our By-laws provide that we will reimburse directors or officers for all expenses, to the fullest extent permitted by law arising out of their performance as agents or trustees of ours.
b. Purchase Commitments
     As of December 31, 2006, we have made commitments to purchase approximately $704 of production machinery and equipment.
c. Royalty Agreements
     Technology underlying certain of our products is based in part on non-exclusive transfer agreements. In 2003, we entered into an agreement with Saft, to license certain tooling for battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2006, 2005 and 2004 was $39, $103 and $605, respectively. This agreement expires in the year 2017.
d. Government Grants/Loans
     We have been able to obtain certain grants/loans from government agencies to assist with various funding needs.
     In November 2001, we received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. This grant/loan also required us to meet and maintain certain levels of employment. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels have increased to a level that exceeds the minimum threshold, and we now expect to receive these funds during early 2007.
     In September 2003, we signed a contract with the U.S. Department of the Army-Communications and Electronics Command (CECOM) whereby we will receive approximately $3,100 to purchase, on behalf of CECOM, manufacturing equipment to expand our BA-5390 lithium-manganese dioxide battery manufacturing capability. We received approximately $2,100 related to this contract in 2003 and approximately $1,000 in 2004. We have met all of our obligations under the grant.
     In October 2005, we received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead time and increase manufacturing efficiency to boost production surge capability of our BA-5390 battery during contingency operations. In 2006, we received $1,325 relating to this contract. The contract term has been extended.
e. Employment Contracts
     We have employment contracts with certain of our key employees with automatic one-year renewals unless terminated by either party. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment.
     In connection with the ABLE acquisition, we entered into employment contracts with certain key employees for a term of one to three years. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment.
     In connection with the McDowell acquisition, we entered into employment contracts with certain key employees for a term of two years. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment. Subsequent to December 31, 2006, three of these employees have terminated their services with us.

f. Product Warranties
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Balance at beginning of year	$464	$326	$278
Accruals for warranties issued	131	205	294
Settlements made	(73)	(67)	(246)

Balance at end of year	$522	$464	$326

g. Post Audits of Government Contracts
     We have had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2006, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on our business, financial condition and results of operations.
h. Legal Matters
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of ours.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through December 31, 2006, total costs incurred have amounted to approximately $151, none of which has been capitalized. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the

Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation is being developed. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At December 31, 2006 and December 31, 2005, we have $35 and $38, respectively, reserved for this matter.
     A retail end-user of a product manufactured by one of our customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, the Customer and us entered into a settlement agreement. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. Our warranty reserve as of December 31, 2006 includes an accrual related to anticipated replacements under this agreement. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
i. Workers’ Compensation Self-Insured Trust
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status. It is likely, however, that the final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It is likely to take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
Note 8 — Shareholders’ Equity
a. Preferred Stock
     We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2006, no preferred shares were issued or outstanding.
b. Common Stock
     We have authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.
     In July 2004 we granted shares of our common stock pursuant to our Long-Term Incentive Plan, to eligible hourly employees, based on years of service. We awarded six shares of stock for each year of service, in addition to awarding cash compensation to pay for related taxes. This stock grant resulted in the issuance of 8,142 shares of common stock valued at $135 on the date of grant, as well as total cash compensation of $95 amounting to an expense to us of $230.
c. Treasury Stock
     At December 31, 2006 and 2005, we had 727,250 shares of treasury stock outstanding, valued at $2,378.

d. Stock Options
     We have various stock-based employee compensation plans. Effective January 1, 2006, we adopted the provisions SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS No. 123R using the modified prospective method and, accordingly, did not restate prior periods presented in this Form 10-K to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently vested, modified, repurchased or cancelled.
     Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which required compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options was reflected in net income (loss). For purposes of the disclosure-only provision of SFAS No. 148, “Accounting for Stock–Based Compensation”, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2005 and 2004:

	2005	2004
| |
Risk-free interest rate	4.2%	3.2%
Volatility factor	69.4%	84.5%
Dividends	0%	0%
Weighted average expected life (years)	4	4
Weighted average fair value of options granted	$7.53	$9.62
     Our shareholders have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of options outside of these plans.
     Our shareholders have also approved a 1992 stock option for grants to key employees, directors and consultants of ours. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant. The NQSOs vest immediately and expire on the sixth anniversary of the grant. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of December 31, 2006, there were 72,500 stock options outstanding under this plan.
     Effective July 12, 1999, we granted the current CEO options to purchase 500,000 shares of Common Stock at $5.19 per share outside of any of the stock option plans. Of these, 50,000 options were exercisable on the grant date, and the remaining options became exercisable in annual increments of 90,000 over a five-year period commencing July 12, 2000 and expired on July 12, 2005. As of December 31, 2006, there were no options outstanding under this plan and the options have been fully exercised.
     Effective December 2000, we established the 2000 stock option plan which is substantially the same as the 1992 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000, to a total of 1,000,000.
     In June 2004, shareholders adopted the Ultralife Batteries, Inc. 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of Common Stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, shareholders approved an amendment to the LTIP, increasing the number of shares of Common Stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000.

     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three or five year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2006, there were 1,694,971 stock options outstanding under the amended 2000 stock option plan and the LTIP.
     On December 19, 2005, we granted the current CEO an option to purchase shares of Common Stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The option to purchase 48,000 shares of Common Stock becomes exercisable in annual increments of 16,000 shares over a three-year period commencing December 9, 2006. The option expires on June 8, 2013.
     On December 28, 2005, our Board of Directors approved the acceleration of vesting of certain “underwater” unvested stock options held by certain current employees of ours, including some of our executive officers. Options held by our President and Chief Executive Officer were not included in the acceleration. Options held by non-employee directors also were not included as those options vest immediately upon grant. A stock option was considered “underwater” if the exercise price was $12.90 per share or greater. The Board of Directors took action to accelerate the vesting of those options that were underwater and that had been granted prior to October 2, 2005. The decision to accelerate vesting of these underwater stock options was based on management’s desire to incentivize our employees who hold options that are currently underwater, in addition to avoiding the recognition of future compensation expense of approximately $1,500, net of related tax effects, upon the effectiveness of SFAS No. 123R. The aggregate number of shares issuable upon options for which the vesting was accelerated and the weighted average exercise price per share for executive officers, all other employees, and total, respectively, are set forth below:

	Aggregate Number of
	Shares Issuable Upon
	Accelerated Stock	Weighted Average
	Options	Exercise Price Per Share
Executive Officers*	109,486	$15.46
All Other Employees	236,700	$15.41
Total	346,186	$15.43

*	Executive officers exclude our President and Chief Executive Officer.
     In taking these actions, and to avoid any unintended personal benefits to our executive officers, our Board of Directors imposed, as a condition of the acceleration, a holding period on the shares underlying the options for which the vesting was accelerated which were held by certain executive officers of ours. The holding period requires all such executive officers to refrain from selling any shares of our common stock acquired upon the exercise of the options until the earlier of the original vesting date applicable to such shares (or any portion thereof) underlying the stock option grant or the termination of the executive officer’s employment. The decision to accelerate vesting of these underwater stock options was based on two considerations. First, we took the action as an alternative to issuing additional options, in order to incentivize our employees who hold options that are currently underwater. With the broad distribution of options that we have, the Board of Directors felt that it was a non-dilutive way to incentivize these employees on a going forward basis. Second, it would enable us to avoid recognizing future compensation expense associated with the accelerated stock options upon the effectiveness of SFAS No. 123R. We also believe that the underwater stock options may not be offering the intended incentives to the holders of those options when compared to the potential future compensation expense that we would have had to bear had we chosen not to accelerate their vesting.
     The 346,186 stock options affected by this accelerated vesting represent approximately 25% of the outstanding stock options awarded to our employees under our LTIP and predecessor plans.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company recorded compensation cost related to stock options of $1,322 for the year ended December 31, 2006. As of December 31, 2006, there was $2,250 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.63 years.

     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the year ended December 31, 2006:

Risk-free interest rate	4.84%
Volatility factor	60.04%
Dividends	0.00%
Weighted average expected life (years)	3.66
Forfeiture rate	7.00%
     We calculate expected volatility for stock options by taking an average of historical volatility over the past five years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. Forfeiture rates are calculated by dividing unvested shares forfeited by beginning shares outstanding. The pre-vesting forfeiture rate is calculated yearly and is determined using a historical twelve-quarter rolling average of the forfeiture rates.
     The following table summarizes data for the stock options issued by us:

	Year Ended December 31, 2006
			Weighted Average
		Weighted Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Term	Intrinsic Value
Shares under option at beginning of year	1,430,271	$10.94

Options granted	566,300	10.54
Options exercised	(119,400)	6.09
Options cancelled	(61,700)	14.04

Shares under option at end of year	1,815,471	$11.03	4.69 years	$3,323

Vested and expected to vest as end of year	1,730,769	$11.05	4.69 years	$3,237
Options exercisable at end of year	1,038,376	$11.96	3.99 years	$1,987

Year Ended December 31,	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
	of Shares	Per Share	Of Shares	Per Share
Shares under option at beginning of year	1,652,013	$8.95	1,908,579	$5.57

Options granted	291,000	13.82	579,500	15.70
Options exercised	(452,142)	5.50	(708,066)	5.89
Options cancelled	(60,600)	11.18	(128,000)	5.35

Shares under option at end of year	1,430,271	$10.94	1,652,013	$8.95

Options exercisable at end of year	974,858	$12.36	715,590	$7.69

     The following table represents additional information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
Range of	at December 31,	Contractual	Average	at December 31,	Average
Exercise Prices	2006	Life	Exercise Price	2006	Exercise Price

$ 2.61-$4.19	305,498	1.61	$3.69	206,398	$3.63
$ 4.80-$9.95	437,040	5.33	$8.77	78,040	$5.78
$10.00-$12.92	309,433	5.78	$11.27	157,638	$11.60
$12.96-$14.75	237,000	5.66	$13.13	79,800	$13.47
$15.05-$15.05	369,500	4.93	$15.05	359,500	$15.05
$16.15-$21.28	157,000	4.69	$18.52	157,000	$18.52

$ 2.61-$21.28	1,815,471	4.69	$11.03	1,038,376	$11.96
     The weighted average fair value of options granted during the year ended December 31, 2006 was $5.02. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended December 31, 2006 was $604.
     Prior to adopting FAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. SFAS No. 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in 2006. Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2006, 2005 and 2004 was $728, $2,487 and $4,170, respectively.
e. Warrants
     In July 2001, we issued warrants to purchase 109,000 shares of our common stock to H.C. Wainwright & Co., Inc. and other affiliated individuals that participated as investment bankers in the $6,800 private placement of 1,090,000 shares of common stock that was completed at that time. The exercise price of the warrants was $6.25 per share and the warrants had a five-year term. During 2006, 80,545 warrants were exercised. On July 20, 2006, 6,090 warrants expired unexercised. At December 31, 2006, there were no warrants outstanding.
     On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. At December 31, 2006, there were 100,000 warrants outstanding.
f. Restricted Stock Awards
     During 2006, we issued 26,668 restricted stock awards to directors. The restrictions lapse in equal installments of 6,667 shares on August 15, 2006, November 15, 2006, February 15, 2007 and May 15, 2007. As of December 31, 2006, 13,334 of these shares had vested.
     During 2006, we issued 12,500 time-vested restricted stock awards to our executive officers. The restrictions will lapse over a three-year period in equal installments, commencing on the first anniversary of the grant date. As of December 31, 2006, none of these shares had vested.
     During 2006, we issued 46,500 performance-vested restricted stock awards to our executive officers. The restrictions will lapse in three equal installments only if we meet or exceed the same predetermined target for our operating performance for 2007, 2008 and 2009 as used for determining cash awards pursuant to the non-equity incentive plan. As of December 31, 2006, none of these shares had vested.

     Restricted stock grants were awarded during the year ended December 31, 2006 with the following values:

Year Ended
December 31, 2006
Number of shares awarded	85,668
Weighted average fair value per share	$10.47
Aggregate total value	$897,237
     The activity of restricted stock grants of common stock for the year ended December 31, 2006 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested as December 31, 2005	—	$—
Granted	85,668	10.47
Vested	(13,334)	10.30
Forfeited	—	—

Unvested at December 31, 2006	72,334	$10.50
     As of December 31, 2006, we recorded compensation cost related to restricted stock grants of $158 for the year ended December 31, 2006. As of December 31, 2006, we had $734 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.77 years. The total fair value of these grants that vested during the year ended December 31, 2006 was $141.
g. Reserved Shares
     We have reserved 2,191,554, 1,627,357, and 2,050,399 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2006, 2005, and 2004 respectively.
h. Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss is reported on the Consolidated Statement of Changes in Shareholders Equity and accumulated other comprehensive loss is reported on the Consolidated Balance Sheet.
     The components of accumulated other comprehensive loss were as follows:

	December 31,
	2006	2005	2004
Foreign Exchange Translation Adjustments	$(371)	$(1,114)	$(505)
Unrealized Gains (Losses) on Derivative Instruments	50	60	(100)

Accumulated Other Comprehensive Loss	$(321)	$(1,054)	$(605)

Note 9 — Income Taxes
     The provision for income taxes consists of:

	December 31,	December 31,	December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$30
State	—	3	2

	—	3	32

Deferred:
Federal	23,611	(970)	(18,990)
State	124	1,456	(2,146)

	23,735	486	(21,136)

Total	$23,735	$489	$(21,104)

     We reflected a tax provision of $23,735 for the year ended December 31, 2006. At the end of 2004, we recorded a deferred tax asset related to the future tax benefit expected to be received relating to our U.S. operations. This was due to our profitable track record and expected continued profitability. The asset was recorded since it was determined to be more likely than not to be realized. We continually assess the carrying value of this asset based on relevant accounting standards. In the fourth quarter of 2006, our assessment concluded that we needed to reestablish a full valuation allowance against this deferred tax asset.
     We reported a deferred income tax provision of $486 for 2005. Included in the 2005 provision is a $1,456 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a reduction in the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change will result in a reduction in our New York State effective tax rate from approximately 2.46% to 0.18%. Excluding the New York State tax provision, the 2005 benefit related mainly from the loss before income taxes for U.S. operations.
     We concluded at the end of 2005 that it was more likely than not that we will be able to utilize the U.S. net operating loss carryforwards (“NOLs”). Our conclusion was based on the expectation that the U.S. federal and state deferred tax assets will be realized primarily through future taxable income from operations, and partly from reversing taxable temporary differences. We recorded a current tax provision for the year ended December 31, 2005 for state income taxes.

     Significant components of our deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2006	2005
Deferred tax liabilities:
Property, plant and equipment	$1,224	$1,214
Other	75	—

Total deferred tax liabilities	1,299	1,214

Deferred tax assets:
Net operating loss carryforwards	28,225	27,557
Other	2,383	1,960
Investments	1,142	1,147

Total deferred tax assets	31,750	30,664
Valuation allowance for deferred tax assets	(30,526)	(5,721)

Net deferred tax assets	1,224	24,943

Net deferred tax asset (liability)	$(75)	$23,729

     We recorded a $21,136 deferred tax benefit in December 2004 arising from our conclusion that it was more likely than not that we would be able to utilize our U.S. NOLs. The recognition of a deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years, though no sales had been recognized as of the date of the assessment under this contract. The amount of the net deferred tax assets was considered realizable. In 2004, we had significant NOLs related to past years’ cumulative losses, and as a result we were subject to U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. We recorded $32 as a current tax provision for the year ended December 31, 2004.
     In 2005, we increased our valuation allowance related to the deferred tax assets due primarily to the assessment of the realizability of the deferred tax assets related to our foreign net operating loss carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of these foreign net operating loss carryovers. These carryovers are dependent upon future income related to these operations.
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
     As of December 31, 2006, we have foreign and domestic net operating loss carryforwards totaling approximately $84,674 available to reduce future taxable income. Foreign loss carryforwards of approximately $14,648 can be carried forward indefinitely. The domestic net operating loss carryforward of $70,026 expires through 2026.
     We have determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003 and again during the third quarter of 2005. As such, the domestic net operating loss carryforward will be subject to an annual limitation. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2006 and 2005.

     For financial reporting purposes, income (loss) before income taxes is as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
United States	$(2,931)	$(2,871)	$3,946
Foreign	(822)	(985)	(2,718)

Total	$(3,753)	$(3,856)	$1,228

     There are no undistributed earnings of our foreign subsidiaries, at December 31, 2006 or December 31, 2005.
     Our China operations are under a tax holiday, and for the first two years of profitable operations the effective tax rate is 0%. For years three, four, and five, the expected effective tax rate is 7.5%, or 50% of the current full tax rate, on taxable income. For all subsequent years, the expected effective tax rate is the current full 15% tax rate on taxable income.
     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
(Benefit)/provision computed using the statutory rate	(34.0)%	(34.0)%	34.0%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	3.3	37.8	(115.1)
Foreign	7.4	8.7	75.2
Valuation allowance/deferred impact	649.6	—	(1,706.1)
Compensation	6.8	—	—
Other	(0.7)	.2	(6.6)

Provision for income taxes	632.4%	12.7%	(1,718.6)%

     In 2006, the provision for income taxes is higher than would be expected if the statutory rate were applied to pretax income. This is due to the establishment of the valuation allowance for our U.S. net deferred tax asset. In addition, there were no benefits recognized for losses in the foreign jurisdictions. In 2005, we recorded a provision for income taxes. This provision resulted primarily from the reduction in state deferred tax asset due to a legislative change in New York State. The state tax provision for 2005 reflected in the table above includes the amount related to this legislative change. In 2004, we recorded a benefit for income taxes. This benefit resulted primarily from the reduction of the valuation allowance related to the deferred tax assets recorded. In 2004, the state benefit resulted from a reduction of the valuation allowance related to state deferred tax assets.
Note 10- 401(k) Plan
     We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees’ contributions. Effective February 2004, the Board of Directors approved our matching of employee contributions up to a maximum of 2% of the employee’s income. In November 2005, the employer match was suspended in an effort to conserve cash. For 2006, 2005, and 2004 we contributed $0, $133, and $174, respectively.

Note 11 — Business Segment Information
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Accessories, and Technology Contracts. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated. The Rechargeable Products segment includes: our lithium ion and lithium polymer rechargeable batteries and charging systems and accessories, such as cables. In 2006, as a result of the acquisition of McDowell Research, we formed a new segment, Communications Accessories. The Communications Accessories segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. The Technology Contracts segment includes: revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges. The accounting policies applied to the segments are the same as those applied to the consolidated entity as disclosed in Note 1.

2006
	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$67,779	$17,745	$7,433	$589	$—	$93,546
Segment contribution	11,858	3,822	1,771	(8)	(20,400)	(2,957)
Interest expense, net					(1,298)	(1,298)
Other income (expense), net					502	502
Income taxes-current					—	—
Income taxes-deferred					(23,735)	(23,735)

Net loss						(27,488)

Long-lived assets	18,621	3,239	2,411	—	1,107	25,378
Total assets	50,029	17,759	24,473	—	5,497	97,758
Capital expenditures	1,410	3	22	—	20	1,455
Depreciation and amortization	2,649	204	8	—	2,005	4,866
Stock-based compensation	182	1	1	10	1,286	1,480

2005
	Non-
	Rechargeable	Rechargeable	Technology
	Products	Products	Contracts	Corporate	Total

Revenues	$58,509	$10,067	$1,925	$—	$70,501
Segment contribution	10,883	1,316	59	(15,160)	(2,902)
Interest expense, net				(636)	(636)
Other income (expense), net				(318)	(318)
Income taxes-current				(3)	(3)
Income taxes-deferred				(486)	(486)

Net income					(4,345)

Long-lived assets	17,825	683	—	1,423	19,931
Total assets	43,231	4,473	478	32,575	80,757
Capital expenditures	2,756	73	—	480	3,309
Depreciation and amortization expense	2,140	329	—	712	3,181

2004
	Non-Rechargeable	Rechargeable
	Products	Products	Technology Contracts	Corporate	Total

Revenues	$87,899	$8,071	$2,212	$—	$98,182
Segment contribution	20,491	(582)	393	(15,207)	5,095
Interest expense, net				(482)	(482)
Other income (expense), net				566	566
Write-down of UTI investment and note receivable				(3,951)	(3,951)
Income taxes-current				(32)	(32)
Income taxes-deferred				21,136	21,136

Net income					22,332

Long-lived assets	18,110	912	—	1,180	20,202
Total assets	36,291	4,929	325	39,589	81,134
Capital expenditures	4,946	28	—	463	5,437
Depreciation and amortization expense	1,332	621	—	1,356	3,309
Geographical Information

	Revenues			Long-Lived Assets
	2006	2005	2004	2006	2005	2004

United States	$57,255	$50,178	$82,035	$20,348	$16,776	$15,904
United Kingdom	9,509	6,501	4,630	2,880	3,155	4,298
China*	899	—	—	2,150	—	—
Hong Kong	2,309	479	1,463	—	—	—
Europe, excluding United Kingdom	5,680	4,421	2,406	—	—	—
Japan*	4,018	—	—	—	—	—
Singapore	169	2,610	4,114	—	—	—
Canada	10,033	2,494	1,168	—	—	—
Other	3,674	3,818	2,366	—	—	—

Total	$93,546	$70,501	$98,182	$25,378	$19,931	$20,202

*Geographical data for 2005 and 2004 included in “Other” category.
Note 12 — Investment in Affiliate
     In June 2004, we recorded a $3,951 non-cash, non-operating charge related to our ownership interest in Ultralife Taiwan, Inc. (“UTI”) that consisted of a write-off of our $2,401 note receivable from UTI, including accrued interest, and the book value of our $1,550 equity investment in UTI. We decided to record this charge due to recent events that had caused increasing uncertainty over UTI’s near-term financial viability, including a failure by UTI to meet commitments made to us and our other creditors to secure additional financial support before July 1, 2004. Based on these factors, and UTI’s operating losses over several years, we determined that our investment had an other than temporary decline in fair value and we believe that the probability of being reimbursed for the note receivable is remote. We continue to hold a 9.2% equity interest in UTI, although we believe that UTI has ceased its manufacturing operations. We do not believe the write-off poses a risk to our current operations or future growth prospects because UTI is no longer manufacturing product for us, and we have taken steps to establish alternate sources of supply.
     During 2004 and early 2005, we provided prepayments to UTI to assist that company with the purchase of raw materials and the payment of payroll costs applicable to manufacturing the products made for us. For the years ended December 31, 2006 and 2005, we purchased approximately $0 and $1,905, respectively, of product from UTI. At December 31, 2006 and 2005, the net amount of prepayments made to UTI was $0 and $0, respectively.

Note 13 — Fires at Manufacturing Facilities
     In May 2004 and June 2004, we experienced two fires that damaged certain inventory and property at our facilities. The May 2004 fire occurred at our Newark facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at our U.K. location and mainly caused damage to various inventory and the U.K. company’s leased facility. The fire was contained mainly in a bunkered, non-manufacturing area designed to store various material, and there was additional smoke and water damage to the facility and its contents. It is unknown how the U.K. fire was started.
     The total amount of the two losses and related expenses associated with Company-owned assets was approximately $2,000. Of this total, approximately $450 was related to machinery and equipment, approximately $750 was related to inventory and approximately $800 was required to repair and clean up the facilities. The insurance claim related to the fire at our Newark facility was finalized in March 2005. In the first quarter of 2006, we received notice of a final claim settlement for the U.K. facility having received approximately $1,900 in cash from the insurance companies to compensate us for our losses. As a result of the final settlement for the fire at the U.K. facility, we reflected a gain of $148 in the first quarter of 2006 related to equipment and inventory damage. In April 2006 we received payment in final settlement. In June 2006 we recorded a gain of $43 for the favorable settlement of fire damage that pertained to our leased facilities in the U.K.
     In November 2006, we experienced a fire that damaged certain inventory and property at our facility in China, the cause of which has not yet been determined. Certain inventory and portions of buildings were damaged. We believe we maintain adequate insurance coverage for this operation. The total amount of the loss pertaining to assets and the related expenses is expected to be approximately $780. The majority of the insurance claim is related to the recovery of damaged inventory. As of December 31, 2006, our current assets in our Consolidated Balance Sheet included a receivable from insurance companies for approximately $780, representing remaining proceeds to be received.
Note 14 — Selected Quarterly Information (unaudited)
     The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) and net income (loss) per share, basic and diluted, for each quarter during the past two years:

	Quarter ended
2006	April 1,	July 1,	Sept 30,	Dec 31,	Full
	2006	2006	2006	2006	Year

Revenues	$18,319	$21,393	$23,725	$30,109	$93,546
Gross margin	3,970	4,377	3,981	5,115	17,443
Net Income (Loss)	140	109	(1,698)	(26,039)	(27,488)
Net Income (Loss) per share-basic	0.01	0.01	(0.11)	(1.73)	(1.84)
Net Income (Loss) per share- diluted	0.01	0.01	(0.11)	(1.73)	(1.84)

	Quarter ended
2005	April 2,	July 2,	Oct 1,	Dec 31,	Full
	2005	2005	2005	2005	Year

Revenues	$15,363	$21,603	$15,692	$17,843	$70,501
Gross margin	2,023	4,205	2,360	3,670	12,258
Net Loss	(1,550)	(1,439)	(1,316)	(40)	(4,345)
Net Loss per share-basic	(0.11)	(0.10)	(0.09)	(0.00)	(0.30)
Net Loss per share- diluted	(0.11)	(0.10)	(0.09)	(0.00)	(0.30)
     Our monthly closing schedule is a weekly-based cycle as opposed to a calendar month-based cycle. While the actual dates for the quarter-ends will change slightly each year, we believe that there are not any material differences when making quarterly comparisons.

     Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
     Earnings in the fourth quarter of 2006 were impacted, in part, by a net income tax charge of $24,116 resulting from the recognition of a full reserve on the U.S. net deferred tax asset.
     Earnings reported in the fourth quarter of 2005 include an out of period charge of approximately $80 for certain inventory variances that pertained to prior quarters in 2005. Excluding this charge in the fourth quarter of 2005, we would have reported net income of $13 in the fourth quarter of 2005 as compared with the reported net loss of $40. Management concluded that these inventory variances did not have a significant impact on the results reported for the prior quarters in 2005; therefore, no revisions were made to the 2005 quarterly financial statements for this matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation Of Disclosure Controls And Procedures — Our president and chief executive officer (principal executive officer) and our vice president- finance and chief financial officer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this annual report. Based on this evaluation, the president and chief executive officer and vice president — finance and chief financial officer concluded that our disclosure controls and procedures were effective as of such date.
     Changes In Internal Controls Over Financial Reporting — In the beginning of the third quarter of fiscal year 2006, we completed our acquisition of substantially all of the assets of McDowell Research, Ltd., a manufacturer of military communications accessories located in Waco, Texas. Since the closing of this transaction, we performed a limited assessment of McDowell’s internal control over financial reporting (ICFR). While the assessment is not as complete or as detailed as would be necessary to support the report by management on our ICFR, we have gained a basic understanding of the internal control structure within McDowell, which previously was a closely-held, private company. Management’s opinion is that, if management were required to include McDowell in assessing the Company’s ICFR at this time, then management would not be able to conclude our ICFR is effective as it pertains to McDowell. Furthermore, since the McDowell acquisition was completed in the third quarter of 2006, we were unable to complete our remediation of ICFR for McDowell’s operations as of year-end.
     Based on a limited assessment, we believe that the following deficiencies would result in material weaknesses in McDowell’s ICFR:
a)	Ineffective information systems and related control processes surrounding such systems;

b)	Inadequate controls and supporting documentation for inventory valuations;

c)	Lack of routine and complete reconciliations of general ledger accounts to detailed supporting documentation; and

d)	Levels of staffing that would promote sufficient segregation of duties and assure a sufficient level of expertise in manufacturing accounting and proper application of generally accepted accounting principles.
     We are in the process of integrating McDowell into our business and assimilating McDowell’s operations, services, products and personnel with our management policies, procedures and strategies. We are in the process of remediating the noted internal control deficiencies and expect to complete the implementation of the necessary changes during the first half of 2007.
     There has been no other change in the internal control over financial reporting that occurred during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
     Management’s Report on Internal Control over Financial Reporting — Our management team is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ABLE New Energy, Ltd. (“ABLE”), and McDowell Research Co., Inc. (“McDowell”), which were acquired on May 19, 2006 and July 3, 2006, respectively, and which are included in the consolidated balance sheet of Ultralife Batteries, Inc. as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income, and cash flows for the year then ended. ABLE constituted 3% and 1% of total assets and net assets, respectively, as of December 31, 2006, and 3% and 1% of revenues and net loss, respectively, for the year then ended. McDowell constituted 13% and 3% of total assets and net assets, respectively, as of December 31, 2006, and 10% and 5% of revenues and net loss, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting of ABLE and McDowell because of the timing of the acquisitions, which were completed on May 19, 2006 and July 3, 2006, respectively.
     BDO Seidman, LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting and on the operating effectiveness of internal control over financial reporting. A copy of the attestation report follows:
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ultralife Batteries, Inc.
Newark, New York
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Ultralife Batteries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultralife Batteries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Able New Energy, Ltd. (“Able”), and McDowell Research Co., Inc. (“McDowell”), which were acquired on May 19, 2006 and July 3, 2006, respectively, and which are included in the consolidated balance sheet of Ultralife Batteries, Inc. as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income, and cash flows for the year then ended. Able constituted 3% and 1% of total assets and net assets, respectively, as of December 31, 2006, and 3% and 1% of revenues and net loss, respectively, for the year then ended. McDowell constituted 13% and 3% of total assets and net assets, respectively, as of December 31, 2006, and 10% and 5% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Able and McDowell because of the timing of the acquisitions, which were completed on May 19, 2006 and July 3, 2006, respectively. Our audit of internal control over financial reporting of Ultralife Batteries, Inc. also did not include an evaluation of the internal control over financial reporting of Able and McDowell.
In our opinion, management’s assessment that Ultralife Batteries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Ultralife Batteries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ultralife Batteries, Inc. as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income, and cash flows for the year then ended and our report dated March 20, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Troy, Michigan
March 20, 2007
ITEM 9B. OTHER INFORMATION
     None.

PART III
     The information required by Part III and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2007 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The sections entitled “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Compliance Reporting” and “Corporate Governance” in the Proxy Statement are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The sections entitled “Executive Compensation” and “Report of Compensation and Management Committee” in the Proxy Statement are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities reflected in
Plan Category	rights (a)	warrants and rights (b)	column (a)) (c)
Equity compensation plans approved by security holders	1,887,805	$11.01	276,083

Equity compensation plans not approved by security holders	0	0	0

Total	1,887,805	$11.01	276,083
     See Note 8 in Notes to Consolidated Financial Statements for additional information.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The section entitled “Certain Transactions” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The section entitled “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
1.	Financial Statements
     The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.
2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts See	Item 15 (c)
(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Index	Description of Document	Incorporated By Reference from:
3.1	Restated Certificate of Incorporation	Exhibit 4.3 of our Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984 (the “2001 Registration Statement”)
3.2	By-laws	Exhibit 3.2 of Registration Statement, No 33-54470 (the “1992 Registration Statement”)
4.1	Specimen Stock Certificate	Exhibit 4.1 of the 1992 Registration Statement
10.1	Asset Purchase Agreement between the Registrant, Eastman Technology, Inc. and Eastman Kodak Company	Exhibit 10.1 of the 1992 Registration Statement
10.2	1992 Stock Option Plan, as amended	Exhibit 10.7 of the 1992 Registration Statement
10.3	Stock Option Agreement under the Company’s 1992 Stock Option Plan for incentive stock options	Exhibit 10.10 of Form 10-Q for the fiscal quarter ended December 31, 1993, File No. 0-20852 (the “1993 10-Q”); (this Exhibit may be found in SEC File No. 0-20852)
10.4	Stock Option Agreement under the Company’s 1992 Stock Option Plan for non-qualified options	Exhibit 10.10 of the 1993 10-Q (this Exhibit may be found in SEC File No. 0-20852)
10.5*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.6*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement

Exhibit
Index	Description of Document	Incorporated By Reference from:
10.7*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.8	Lease agreement between Wayne County Industrial Development Agency and the Registrant, dated as of February 1, 1998	Exhibit 10.1 of our Registration Statement on Form S-3 filed on February 27, 1998, File No. 333-47087
10.9	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of the 2001 Registration Statement
10.10	Lease Agreement between Winthrop Resources and the Registrant	Exhibit 10.41 of our Report on Form 10-K for the year ended June 30, 2001
10.11	Amended Lease Agreement between Winthrop Resources and the Registrant	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended December 31, 2001
10.12	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 10.45 of our Report on Form 10-K for the year ended June 30, 2002 (the “2002 10-K”)
10.13	Employment Agreement between the Registrant and William A. Schmitz	Exhibit 10.47 of the 2002 10-K
10.14	Stock Purchase Agreement with Ultralife Taiwan, Inc.	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 28, 2002
10.15	Financing Agreement between Ultralife Batteries (UK) Ltd. and EuroFinance	Exhibit 10 of the Form 10-Q for the fiscal quarter ended June 28, 2003
10.16	Form of Stock Purchase Agreement dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000).	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 27, 2003 (the “September 2003 10-Q”)
10.17	Form of Registration Rights Agreement dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000).	Exhibit 10.2 of the September 2003 10-Q
10.18	Loan and Stock Subscription Agreement with Ultralife Taiwan, Inc.	Exhibit 10.3 of the September 2003 10-Q
10.19	Credit Agreement dated as of June 30, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended June 26, 2004 (the “June 2004 10-Q”)
10.20	General Security Agreement dated as of June 30, 2004 in favor of JPMorgan Chase Bank	Exhibit 10.2 of the June 2004 10-Q

Exhibit
Index	Description of Document	Incorporated By Reference from:
10.21	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.22	Amendment Numbers One and Two to Credit Agreement dated as of September 24, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 2, 2005
10.23	Base compensation information for certain executive officers of the Company	Current report on Form 8-K dated June 10, 2005
10.24	Amendment Number Three to Credit Agreement dated as of August 5, 2005 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended July 2, 2005
10.25	Amendment Number Four to Credit Agreement dated as of November 1, 2005 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended October 1, 2005
10.26	Officer bonus plan for 2006 and stock option grants for officers as of December 9, 2005	Current report on Form 8-K dated December 13, 2005
10.27	Form of Resale Restriction Agreement between the Registrant and option holders dated as of December 28, 2005	Exhibit 10 of Form 8-K filed December 30, 2005
10.28	Agreement on Transfer of Shares in ABLE New Energy Co., Limited dated January 25, 2006	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 1, 2006 (the “March 2006 10-Q)
10.29	First Amendment to Agreement on Transfer of Shares in ABLE New Energy Co., Limited	Exhibit 10.2 of the March 2006 10-Q
10.30	Agreement on Transfer of Shares in ABLE New Energy Co., Ltd dated January 25, 2006	Exhibit 10.3 of the March 2006 10-Q
10.31	Asset Purchase Agreement by and among McDowell Research, Ltd., Thomas Hauke, Earl Martin, Sr., James Evans, Frank Alexander, the Registrant and MR Acquisition Corporation dated May 1, 2006	Exhibit 2.1.1 of the Form 8-K/A filed July 21, 2006 (the “July 2006 8-K/A”)
10.32	Subordinated Convertible Promissory Note with McDowell Research, Ltd.	Exhibit 2.1.3 of the July 2006 8-K/A
10.33	Waco Facilities Lease Agreement dated July 3, 2006	Exhibit 2.1.4 of the July 2006 8-K/A
10.34	Registration Rights Agreement dated July 3, 2006	Exhibit 2.1.5 of the July 2006 8-K/A
10.35	Amendment Number Five to Credit Agreement dated as of June 29, 2006 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 01-Q for the fiscal quarter ended July 1, 2006
10.36	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737

Exhibit
Index	Description of Document	Incorporated By Reference from:
10.37	Forbearance and Amendment Number Six to Credit Agreement dated as of February 14, 2007 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed February 21, 2007 Filed herewith
21	Subsidiaries	Filed herewith
23.1	Consent of BDO Seidman, LLP	Filed herewith
23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith

32	906 Certifications	Filed herewith

*	Confidential treatment has been granted as to certain portions of this exhibit.

(c)	Financial Statement Schedules.
     The following financial statement schedules of the Registrant are filed herewith:
     Schedule II — Valuation and Qualifying Accounts

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2005	Expense	Accounts	Deductions	2006
Allowance for doubtful accounts	$458	$74	$—	$85	$447
Inventory reserves	868	90	753	505	1,206
Warranty reserves	464	131	—	73	522
Deferred tax valuation allowance	5,721	24,805	—	—	30,526

		Additions
			Charged to
		Charged to	Other
	December 31,	Expense	Accounts	Deductions	December 31,
	2004				2005
Allowance for doubtful accounts	$284	$208	$—	$34	$458
Inventory reserves	508	221	157	18	868
Warranty reserves	326	205	—	67	464
Deferred tax valuation allowance	5,449	349	—	77	5,721

		Additions
			Charged to
		Charged to	Other
	December 31, 2003	Expense	Accounts	Deductions	December 31,
	2003				2004
Allowance for doubtful accounts	$168	$124	$—	$8	$284
Inventory reserves	742	405	—	639	508
Warranty reserves	278	294	—	246	326
Deferred tax valuation allowance	29,802	—	—	24,353	5,449

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE BATTERIES, INC.
Date: March 21, 2007	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 21, 2007	/s/ John D. Kavazanjian
John D. Kavazanjian
President, Chief Executive Officer and Director

Date: March 21, 2007	/s/ Robert W. Fishback

Robert W. Fishback
Vice President — Finance and Chief Financial Officer
(Principal Financial Officer)

Date: March 21, 2007	/s/ Carole Lewis Anderson

Carole Lewis Anderson (Director)

Date: March 21, 2007	/s/ Patricia C. Barron

Patricia C. Barron (Director)

Date: March 21, 2007	/s/ Anthony J. Cavanna

Anthony J. Cavanna (Director)

Date: March 21, 2007	/s/ Paula H. J. Cholmondeley

Paula H. J. Cholmondeley (Director)

Date: March 21, 2007	/s/ Daniel W. Christman

Daniel W. Christman (Director)

Date: March 21, 2007	/s/ Ranjit C. Singh

Ranjit C. Singh (Director)