Form 10-Q
period 2007-03-31
ULTRALIFE BATTERIES INC
filed 2007-05-10
CIK 875657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Common stock, $.10 par value – 15,184,296 shares of common stock outstanding, net of 727,250 treasury shares, as of April 16, 2007.

ULTRALIFE BATTERIES, INC.
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$952	$720
Trade accounts receivable (less allowance for doubtful accounts of $429 at March 31, 2007 and $447 at December 31, 2006)	22,478	24,197
Inventories	34,011	27,360
Due from insurance company	941	780
Deferred tax asset — current	82	75
Prepaid expenses and other current assets	2,507	2,748

Total current assets	60,971	55,880

Property, plant and equipment, net	19,069	19,396

Other assets:
Goodwill	13,672	13,344
Intangible assets, net	8,317	9,072
Security deposit	67	66

	22,056	22,482

Total Assets	$102,096	$97,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$16,241	$12,246
Accounts payable	17,573	15,925
Income taxes payable	32	19
Other current liabilities	7,424	9,620

Total current liabilities	41,270	37,810

Long-term liabilities:
Debt and capital lease obligations	20,035	20,043
Other long-term liabilities	359	316

Total long-term liabilities	20,394	20,359

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,899,546 at March 31, 2007 and 15,853,306 at December 31, 2006	1,583	1,578
Capital in excess of par value	135,495	134,736
Accumulated other comprehensive loss	(206)	(321)
Accumulated deficit	(94,062)	(94,026)

	42,810	41,967

Less —Treasury stock, at cost — 727,250 shares outstanding	2,378	2,378

Total shareholders’ equity	40,432	39,589

Total Liabilities and Shareholders’ Equity	$102,096	$97,758

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended
	March 31,	April 1,
	2007	2006
Revenues	$32,320	$18,319

Cost of products sold	24,819	14,349

Gross margin	7,501	3,970

Operating expenses:
Research and development (including $253 and $0 of amortization of intangible assets, respectively)	1,614	960
Selling, general, and administrative (including $278 and $0 of amortization of intangible assets, respectively)	5,296	2,782

Total operating expenses	6,910	3,742

Operating income	591	228

Other income (expense):
Interest income	14	45
Interest expense	(657)	(205)
Gain on insurance settlement	—	148
Miscellaneous	16	8

Income (loss) before income taxes	(36)	224

Income tax provision-current	—	4
Income tax provision-deferred	—	80

Total income taxes	—	84

Net income (loss)	$(36)	$140

Earnings (loss) per share — basic	$(0.00)	$0.01

Earnings (loss) per share — diluted	$(0.00)	$0.01

Weighted average shares outstanding — basic	15,078	14,756

Weighted average shares outstanding — diluted	15,078	15,130

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three-Month Periods Ended
	March 31,	April 1,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(36)	$140
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of financing fees	963	835
Amortization of intangible assets	531	—
Loss on asset disposal	6	—
Gain on insurance settlement	—	(148)
Foreign exchange (gain) loss	(18)	8
Non-cash stock-based compensation	550	258
Changes in deferred income taxes	—	80
Changes in operating assets and liabilities, net of effects from the purchase of ABLE and McDowell:
Accounts receivable	1,183	(1,883)
Inventories	(6,694)	614
Prepaid expenses and other current assets	180	1,355
Insurance receivable relating to fires	(153)	251
Income taxes payable	13	4
Accounts payable and other liabilities	1,524	(558)

Net cash provided by (used in) operating activities	(1,951)	956

INVESTING ACTIVITIES
Purchase of property and equipment	(534)	(383)
Payment for purchase of McDowell	(1,500)	—

Net cash used in investing activities	(2,034)	(383)

FINANCING ACTIVITIES
Net change in revolving credit facilities	4,500	(37)
Proceeds from issuance of common stock	214	261
Principal payments on long-term debt and capital lease obligations	(513)	(500)

Net cash provided by (used in) in financing activities	4,201	(276)

Effect of exchange rate changes on cash	16	(20)

Change in cash and cash equivalents	232	277
Cash and cash equivalents at beginning of period	720	3,214

Cash and cash equivalents at end of period	$952	$3,491

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2	$2

Cash paid for interest	$568	$184

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands – Except Share and Per Share Amounts)
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Ultralife Batteries, Inc. and our subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Form 10-K for the twelve-month period ended December 31, 2006.
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
     We have accounted for the following acquisitions in accordance with the purchase method of accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
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
     The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,268 (including $104 in cash) was recorded as goodwill in the amount of $1,316. The acquired goodwill has been assigned to the Non-Rechargeable Products segment and is not expected to be deductible for income tax purposes.
     As a result of final revisions to the third party asset valuation during the first quarter of 2007, values assigned to the tangible and intangible assets have been revised. The adjustments to the values for tangible and intangible assets from those reported for the year end of 2006 were as follows: inventory decreased by $52, property, plant and equipment decreased by $6, customer relationships decreased by $10 and long-term deferred tax liability increased by $9. These adjustments resulted in an increase to goodwill of $77.
     The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash and cash equivalents	$104
Trade accounts receivables, net	318
Inventories	737
Prepaid expenses and other current expenses	73

Total current assets	1,232
Property, plant and equipment, net	740
Goodwill	1,316
Intangible assets:
Trademarks	90
Patents and technology	390
Customer relationships	820
Distributor relationships	300
Non-compete agreements	40

Total assets acquired	4,928

LIABILITIES
Current liabilities:
Accounts payable	1,085
Other current liabilities	110

Total current liabilities	1,195
Long-term liabilities:
Other long-term liabilities	65
Deferred tax liability	84

Total liabilities assumed	1,344

Total Purchase Price	$3,584
     The trademarks intangible asset has an indefinite life and will not be amortized. The intangible assets related to patents and technology, customer relationships and distributor relationships will be amortized so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of eleven years. The non-compete agreements intangible asset will be amortized on a straight-line basis over its estimated useful life of three years.
McDowell Research, Ltd.
     On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas.
     Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. We currently estimate the net value of these assets to be approximately $5,445, a decrease of $555 from what was reported for the year end of 2006, resulting in a revised purchase price of approximately $27,445. The decrease of $555 resulted from acquired accounts receivable that have been deemed uncollectible as of March 31, 2007. A cash payment of $1,500 was made to the sellers during the first quarter of 2007 and as of March 31, 2007, we have accrued $945 for the remaining estimated purchase price adjustment of $2,445. As of December 31, 2006, we had accrued $3,000 for the purchase price adjustment. The respective accruals for the purchase price adjustment are included in the Other Current Liabilities line on our Consolidated Balance Sheet. The final purchase price is subject to the finalization of negotiations pertaining to the valuation of trade accounts receivable, inventory and trade accounts payable. Substantial negotiations involving this valuation remain ongoing. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of our credit facility with our primary lending banks, which was amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term, an annual interest rate of 4% and is convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. We have incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $27,504.
     The results of operations of McDowell and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $15,135 was recorded as goodwill in the amount of $12,369. We are in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon the third party’s valuation. The acquired goodwill has been assigned to the Rechargeable Products and the Communications Accessories segments and is expected to be fully deductible for income tax purposes.
     As a result of revisions to the preliminary third party asset valuation during the first quarter of 2007, values assigned to the intangible assets have been revised. The adjustments to the values for intangible assets from those reported for the year end of 2006 were as follows: patents and technology decreased by $146, customer relationships decreased by $120 and non-compete agreements increased by $2. These adjustments resulted in an increase to goodwill of $264.
     The following table represents the revised, preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Trade accounts receivables, net	$3,294
Inventories	5,155
Prepaid inventory and other current expenses	10

Total current assets	8,459
Property, plant and equipment, net	397
Goodwill	12,369
Intangible assets:
Trademarks	3,000
Patents and technology	3,201
Customer relationships	1,990
Non-compete agreements	166

Total assets acquired	29,582

LIABILITIES
Current liabilities:
Current portion of long-term debt	46
Accounts payable	1,783
Other current liabilities	212

Total current liabilities	2,041
Long-term liabilities:
Debt	37

Total liabilities assumed	2,078

Total Purchase Price	$27,504
     The trademarks intangible asset has an indefinite life and will not be amortized. The intangible assets related to patents and technology and customer relationships will be amortized so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of thirteen years. The non-compete agreements intangible asset will be amortized on a straight-line basis over its estimated useful life of two years.
     In connection with the McDowell acquisition, we entered into an operating lease agreement for real property in Waco, Texas with a partnership that is 50% owned by Thomas Hauke, who joined us as an executive officer following the completion of the McDowell acquisition. The lease term is for one year, with annual rent of $227, payable in monthly installments. During the first quarter of 2007, Mr. Hauke resigned from his position.
3.	GOODWILL AND OTHER INTANGIBLE ASSETS
     The composition of intangible assets was:

		March 31, 2007
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$3,093	$—	$3,093
Patents and technology	3,605	875	2,730
Customer relationships	2,840	719	2,121
Distributor relationships	311	71	240
Non-compete agreements	207	74	133

Total intangible assets	$10,056	$1,739	$8,317

		December 31, 2006
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$3,090	$—	$3,090
Patents and technology	3,737	619	3,118
Customer relationships	2,940	476	2,464
Distributor relationships	300	55	245
Non-compete agreements	204	49	155

Total intangible assets	$10,271	$1,199	$9,072

     Amortization expense for intangible assets was $531 and $0 for the three-month periods ended March 31, 2007 and April 1, 2006, respectively.
     The following table summarizes the goodwill activity by segment:

	Non-
	Rechargeable	Rechargeable	Communications
	Products	Products	Accessories	Total
Balance at December 31, 2006	$1,239	$2,421	$9,684	$13,344

Adjustments to purchase price allocation	77	53	211	341
Effect of foreign currency translations	(13)	—	—	(13)

Balance at March 31, 2007	$1,303	$2,474	$9,895	$13,672

     We had no goodwill activity during the three-month period ended April 1, 2006.

4.	EARNINGS (LOSS) PER SHARE
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
     The computation of basic and diluted earnings (loss) per share is summarized as follows:
     (In thousands, except per share data)

	Three-Month Periods
	Ended
	March 31,	April 1,
	2007	2006

Net Income (Loss) (a)	$(36)	$140

Average Shares Outstanding – Basic (b)	15,078	14,756
Effect of Dilutive Securities:
Stock Options / Warrants	—	374
Convertible Note Payable	—	—

Average Shares Outstanding – Diluted (c)	15,078	15,130

EPS – Basic (a/b)	$(0.00)	$0.01
EPS – Diluted (a/c)	$(0.00)	$0.01
     We had options and warrants outstanding to purchase 1,801,381 and 858,899 shares of common stock at March 31, 2007 and April 1, 2006, respectively, which were not included in the computation of diluted EPS because these securities were anti-dilutive. We also had 1,333,333 and -0- shares of common stock at March 31, 2007 and April 1, 2006, respectively, reserved under a convertible note payable, which were also not included in the computation of diluted EPS because these securities were anti-dilutive. In addition, we had 65,667 and
-0- shares of unvested restricted stock awards at March 31, 2007 and April 1, 2006, respectively, which were not included in the computation of diluted EPS because these securities were anti-dilutive. For 2007, diluted earnings per share were the equivalent of basic earnings per share due to the net loss.
5.	STOCK-BASED COMPENSATION
     a. General
     We have various stock-based employee compensation plans. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS 123R applies to new awards, awards that were unvested as of January 1, 2006 and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.
     Our shareholders have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of options outside of these plans.
     Our shareholders approved a 1992 stock option plan for grants to key employees, directors and consultants of ours. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant date. The NQSOs vest immediately and expire on the sixth anniversary of the grant date. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of March 31, 2007, there were 58,000 stock options outstanding under this plan.
     Effective December 2000, we established the 2000 stock option plan which is substantially the same as the 1992 stock option plan. The shareholders approved reservation of 500,000 shares of Common Stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000, to a total of 1,000,000.
     In June 2004, the shareholders adopted the Ultralife Batteries, Inc. 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of Common Stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, the shareholders approved an amendment to the LTIP, increasing the number of shares of Common Stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000.
     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three or five year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of March 31, 2007, there were 1,595,381 stock options outstanding under the amended 2000 stock option plan and the LTIP.
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
     b. Stock Options
     In conjunction with SFAS 123R, we recorded compensation cost related to stock options of $420 and $258 for the three-month periods ended March 31, 2007 and April 1, 2006, respectively. As of March 31, 2007, there was $1,825 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.39 years.

     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. There were no stock options granted during the three-month period ended March 31, 2007. The following weighted average assumptions were used to value options granted during the three-month period ended April 1, 2006:

Three-Month
Period Ended
April 1, 2006
Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0.00%
Weighted average expected life (years)	3.12
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
     Stock option activity for the first three months of 2007 is summarized as follows (in thousands, except shares and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value
Shares under option at January 1, 2007	1,815,471	$11.03
Options granted	—	—
Options exercised	(46,240)	4.88
Options forfeited	(67,850)	9.82
Options expired	—	—

Shares under option at March 31, 2007	1,701,381	$11.25	4.49 years	$2,774

Vested and expected to vest as of March 31, 2007	1,635,683	$11.26	4.43 years	$2,726

Options exercisable at March 31, 2007	999,803	$12.25	3.90 years	$1,672
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month period ended March 31, 2007 was $217.
     Prior to adopting SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. SFAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first three months of 2007 and 2006. Cash received from option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2007 and April 1, 2006 was $214 and $261, respectively.

     c. Restricted Stock Awards
     There were no restricted stock grants awarded during the three-month period ended March 31, 2007.
     The activity of restricted stock grants of common stock for the first three months of 2007 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2006	72,334	$10.50
Granted	—	—
Vested	(6,667)	10.30
Forfeited	—	—

Unvested at March 31, 2007	65,667	$10.53

     We recorded compensation cost related to restricted stock grants of $130 and $0 for the three-month periods ended March 31, 2007 and April 1, 2006, respectively. As of March 31, 2007, we had $607 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.70 years. The total fair value of these grants that vested during the three-month period ended March 31, 2007 was $62.
6.	COMPREHENSIVE INCOME
     The components of our total comprehensive income were:

	Three-Month Periods Ended

	March 31, 2007	April 1, 2006

Net income (loss)	$(36)	$140
Foreign currency translation adjustments	127	52
Change in fair value of derivatives, net of tax	(12)	21

Total comprehensive income	$79	$213

7.	INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	March 31, 2007	December 31, 2006

Raw materials	$20,535	$14,964
Work in process	7,229	9,061
Finished goods	7,562	4,541

	35,326	28,566
Less: Reserve for obsolescence	1,315	1,206

	$34,011	$27,360

8.	PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	March 31, 2007	December 31, 2006

Land	$123	$123
Buildings and leasehold improvements	4,355	4,336
Machinery and equipment	40,523	40,485
Furniture and fixtures	1,126	982
Computer hardware and software	2,203	2,127
Construction in progress	1,626	1,300

	49,956	49,353
Less: Accumulated depreciation	30,887	29,957

	$19,069	$19,396

     Depreciation expense for property, plant and equipment was $934 and $818 for the three-month periods ended March 31, 2007 and April 1, 2006, respectively.
9.	DEBT
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
     On June 30, 2004, we drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, on April 1, 2005, the adjusted rate increased to 6.48%, on October 3, 2005, the adjusted rate increased to 6.98%, and on February 14, 2007, the adjusted rate increased to 7.23%, and remains at that rate as of March 31, 2007. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at March 31, 2007 resulted in an asset of $57, all of which was reflected as a short-term asset.

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
     Effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provides that the banks will forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility. The banks agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breach the Forbearance and Amendment or unless another event or condition occurs that constitutes a default under the credit facility. Each bank agreed to continue to make revolving loans available to us during the Forbearance Period. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment was reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both shall be increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
     Effective March 23, 2007, we entered into Extension of Forbearance and Amendment Number Seven to Credit Agreement (“Extension and Amendment”) with the banks. The Extension and Amendment provides that the banks have agreed to extend the Forbearance Period until May 18, 2007. The Extension and Amendment also acknowledged that we continue not to be in compliance with the financial covenants identified above for the fiscal quarter ended December 31, 2006 and did not contemplate being in compliance for the fiscal quarter ending March 31, 2007. Once the Forbearance Period ends, the banks may exercise their rights and remedies under the credit facility without further notice or action. As of March 31, 2007, we were not in compliance with the financial covenants identified above, and we do not expect to be in compliance with these financial covenants, as currently stated, for the fiscal quarter ending June 30, 2007.
     While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility that is subject to the Extension and Amendment.
     As of March 31, 2007, we had $4,667 outstanding under the term loan component of our credit facility with our primary lending bank and $11,500 was outstanding under the revolver component. As a result of the uncertainty of our ability to comply with the more restrictive financial covenants within the next year, we continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of March 31, 2007. While the revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited by the financial covenants. At March 31, 2007, we had $1,440 of outstanding letters of credit related to this facility, as amended March 23, 2007, leaving $2,060 of additional borrowing capacity.
     As of March 31, 2007, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $883 in additional borrowing capacity under this credit facility as of March 31, 2007.
10.	INCOME TAXES
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
     For the three-month period ended March 31, 2007, we recorded no income tax expense, due to the loss reported for U.S. operations during the period. The effective tax rate for the total consolidated company was 0%. The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe it is more likely than not that we will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.S. operations or the U.K. subsidiary reflected in the Condensed Consolidated Statements of Operations.
     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At March 31, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
     On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded no increase in the liability for unrecognized income tax benefits, with no offsetting reduction in retained earnings. There was no adjustment to reflect the net difference between the related balance sheet accounts before applying FIN 48, and then as measured pursuant to FIN 48’s provisions.
     The tax years 2003 to 2006 remain open to examination by United States taxing jurisdictions, and for our other major jurisdictions (UK and China), the tax years 2001 to 2006 and 2003 to 2006, respectively, remain open to routine examination by foreign taxing authorities.
     We have determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003 and again during the third quarter of 2005. As such, the domestic net operating loss carryforward will be subject to an annual limitation. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our

NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2006 and 2007.
11.	COMMITMENTS AND CONTINGENCIES
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
     As of March 31, 2007, we have made commitments to purchase approximately $465 of production machinery and equipment.
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2007 were as follows:

Balance at December 31, 2006	$522
Accruals for warranties issued	128
Settlements made	(3)

Balance at March 31, 2007	$647

     A retail end-user of a product manufactured by one of our customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that might be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. Our warranty reserve as of March 31, 2007 includes an accrual related to anticipated replacements under this agreement. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through March 31, 2007, total costs incurred have amounted to approximately $151, none of which has been capitalized. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and has been approved. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At March 31, 2007 and December 31, 2006, we have $35 and $35, respectively, reserved for this matter.
     We have had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of March 31, 2007, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. Such adjustments could reduce margins and have an adverse effect on our business, financial condition and results of operations.
     We have been able to obtain certain grants/loans from government agencies to assist with various funding needs. In November 2001, we received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. This grant/loan also required us to meet and maintain certain levels of employment. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels had increased to a level that exceeded the minimum threshold, and we received these funds in April 2007.
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
12.	BUSINESS SEGMENT INFORMATION
     We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Accessories, and Technology Contracts. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated. The Rechargeable Products segment includes: our lithium ion and lithium polymer rechargeable batteries and charging systems and accessories, such as cables. In 2006, as a result of the acquisition of McDowell Research, we formed a new segment, Communications Accessories. The Communications Accessories segment includes: power supplies, cables and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems kits. The Technology Contracts segment includes: revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges.
     Three-Month Period Ended March 31, 2007

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$18,158	$5,529	$8,491	$142	$—	$32,320
Segment contribution	4,548	1,362	1,520	71	(6,910)	591
Interest expense, net					(643)	(643)
Miscellaneous					16	16
Income taxes-current					—	—
Income taxes-deferred					—	—

Net loss						$(36)
Total assets	$51,627	$17,517	$27,239	$95	$5,618	$102,096
     Three-Month Period Ended April 1, 2006

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$15,645	$2,565	$—	$109	$—	$18,319
Segment contribution	3,322	696	—	(48)	(3,742)	228
Interest expense, net					(160)	(160)
Miscellaneous					156	156
Income taxes-current					(4)	(4)
Income taxes-deferred					(80)	(80)

Net income						$140
Total assets	$46,103	$3,907	$—	$—	$30,421	$80,431

13.	FIRES AT MANUFACTURING FACILITIES
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
     The total amount of the two losses and related expenses associated with our owned assets was approximately $2,000. Of this total, approximately $450 was related to machinery and equipment, approximately $750 was related to inventory and approximately $800 was required to repair and clean up the facilities. The insurance claim related to the fire at our Newark facility was finalized in March 2005. In the first quarter of 2006, we received notice of a final claim settlement for the U.K. facility. As a result of the final settlement for the fire at the U.K. facility, we reflected a gain of $148 in the first quarter of 2006 related to equipment and inventory damage. In April 2006 we received payment in final settlement. In June 2006 we recorded a gain of $43 for the favorable settlement of fire damage that pertained to our leased facilities in the U.K.
     In November 2006, we experienced a fire that damaged certain inventory and property at our facility in China, the cause of which has not yet been determined. Certain inventory and portions of buildings were damaged. We believe we maintain adequate insurance coverage for this operation. The total amount of the loss pertaining to assets and the related expenses is expected to be approximately $941. The majority of the insurance claim is related to the recovery of damaged inventory. As of March 31, 2007, our current assets in our Consolidated Balance Sheet included a receivable from insurance companies for approximately $941, representing proceeds to be received.
14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating any potential impact of adopting this pronouncement.
     In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 which addresses an issuer’s accounting for registration payment arrangements for financial instruments such as equity shares, warrants or debt instruments. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” The financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable Generally Acceptable Accounting Principles (“GAAP”), without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. An entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument(s) subject to that arrangement. Adoption of this FSP may require additional disclosures relating to the nature of the registration payment, settlement alternatives, current carrying amount of the liability representing the issuer’s obligations and the maximum potential amount of consideration, undiscounted, that the issuer could be required to transfer. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this pronouncement had no impact on our financial statements.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement on January 1, 2007 had no significant impact on our financial statements. See Note 10 for additional information related to the effect of the adoption of FIN 48.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this pronouncement had no impact on our financial statements.
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
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the latter of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. Effective January 2, 2007, the United Kingdom, the only EU-member country in which we have significant operations, adopted the law. The adoption of this law had no significant impact on our financial statements.

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
          The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2006.
          The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for per share amounts.
General
          We are a global provider of high-energy power systems and communications accessories for diverse applications. We develop, manufacture and market a wide range of non-rechargeable and rechargeable batteries, charging systems and communications accessories for use in military, industrial and consumer portable electronic products. Through our portfolio of standard products and engineered solutions, we are at the forefront of providing the next generation of power systems and accessories. Our battery technologies allow us to offer batteries and power systems that are flexibly configured, lightweight and generally capable of achieving longer operating time than many competing batteries currently available, and that our communications accessories offer users a wide variety of integrated solutions that satisfy the most demanding applications.
          We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Accessories, and Technology Contracts. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated. The Rechargeable Products segment includes: our lithium ion and lithium polymer rechargeable batteries and charging systems and accessories, such as cables. In 2006, as a result of the acquisition of McDowell Research, we formed a new segment, Communications Accessories. The Communications Accessories segment includes: power supplies, cables and connector assemblies, RF Amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems kits. The Technology Contracts segment includes: revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges.
          We continually evaluate ways to grow, including opportunities to expand through mergers and acquisitions. On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd.

(“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China. The initial cash purchase price for ABLE was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The equity portion of the purchase price consisted of 96,247 shares of our common stock, valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. We have incurred $58 in acquisition related costs, which are included in the total potential cost of the investment of $3,980. The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,268 (including $104 in cash) was recorded as goodwill in the amount of $1,316. (See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.)
          On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas. Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. We currently estimate the net value of these assets to be approximately $5,445, a decrease of $555 from what was reported for the year end of 2006, resulting in a revised purchase price of approximately $27,445. The decrease of $555 resulted from acquired accounts receivable that have been deemed uncollectible as of March 31, 2007. A cash payment of $1,500 was made to the sellers during the first quarter of 2007 and as of March 31, 2007, we have accrued $945 for the remaining estimated purchase price adjustment of $2,445. As of December 31, 2006, we had accrued $3,000 for the purchase price adjustment. The respective accruals for the purchase price adjustment are included in the Other Current Liabilities line on our Consolidated Balance Sheet. The final purchase price is subject to the finalization of negotiations pertaining to the valuation of trade accounts receivable, inventory and trade accounts payable. Substantial negotiations involving this valuation remain ongoing. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of our credit facility with our primary lending banks, which was amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term, and annual interest rate of 4% and is convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. We have incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $27,504. The results of operations of McDowell and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $15,135 was recorded as goodwill in the amount of $12,369. We are in the process of completing third party valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon the third party’s valuation. (See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.)
Results of Operations
Three-month periods ended March 31, 2007 and April 1, 2006
          Impact of Non-Cash, Stock-Based Compensation Expense, and Amortization Expense Associated with Acquisitions. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring that compensation cost relating to share-

based payment transactions be recognized in the financial statements. We adopted the modified prospective method of adoption, resulting in no restatement of our prior period results. The total amount of non-cash, stock-based compensation expense for the three-month periods ended March 31, 2007 and April 1, 2006 was $550 and $258, respectively. (See Note 5 in Notes to Condensed Consolidated Financial Statements for additional information.)
          As a result of the acquisitions of ABLE and McDowell, we have begun to record a non-cash expense related to the identifiable intangible assets of these companies, including technology, customer and distributor lists, and non-compete agreements, among others. As of March 31, 2007, we had, through preliminary independent appraisals, identified a total of $6,907 in amortizable intangible assets, which will be amortized over their remaining economic lives. In our internal evaluation of our performance, we exclude this non-cash expense. In the first quarter of 2007, we recorded amortization expense of $531.
          In order for investors to be able to accurately assess the change in our operating performance from year to year, a reconciliation of our reported results with a non-GAAP measurement is being provided. The table below presents a reconciliation of the reported results with a non-GAAP measurement by adjusting out the stock-based compensation expense and intangible asset amortization expense included in the first quarter 2007 results with the comparable period adjusted results in 2006.

	Three-Month			Three-Month
	Period Ended			Period Ended	Three-Month
	March 31,		Amortization	March 31,	Period Ended
	2007	FAS 123R	of Intangible	2007	April 1, 2006
	(as reported)	Impact	Assets	(as adjusted)	(as adjusted)
Revenues	$32,320	$—	$—	$32,320	$18,319
Cost of Products Sold	24,819	(72)	—	24,747	14,315

Gross Margin	7,501	72	—	7,573	4,004
Operating Expenses	6,910	(478)	(531)	5,901	3,518

Operating Income	$591	$550	$531	$1,672	$486

          The information provided in the table above shows the effect of the non-cash, stock-based compensation expense and the impact of intangible asset amortization expense on gross margin and operating expenses as they affect our business model. We use this measure for internal purposes to assess our performance and believe that it provides useful information to investors who seek to utilize this information, which although not a GAAP measurement, is utilized in several recognized models of the value of a firm.
          Revenues. Consolidated revenues for the three-month period ended March 31, 2007 amounted to $32,320, an increase of $14,001, or 76%, from the $18,319 reported in the same quarter in the prior year. Non-rechargeable product sales increased $2,513, or 16%, from $15,645 last year to $18,158 this year. The increase in revenues was mainly attributable to an increase in sales of HiRate and 9-volt batteries, as well as sales attributable to the addition of ABLE in May 2006. Rechargeable product revenues increased $2,964, or 116%, from $2,565 to $5,529, mainly due to higher shipments of multi-cell lithium ion rechargeable battery packs and charger systems, sold primarily to government customers. Sales of Communication Accessories amounted to $8,491 in 2007 reflecting sales of various products including power supplies, kit systems and case systems associated with the acquisition of McDowell in July 2006. Technology Contract revenues were $142 in the first quarter of 2007, relatively consistent with the $109 reported in the first quarter of 2006.
          Cost of Products Sold. Cost of products sold totaled $24,819 for the quarter ended March 31, 2007, an increase of $10,470, or 73%, from the $14,349 reported for the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $7,501, an increase of $3,531 over the $3,970 reported in the same quarter in the prior year due mainly to higher sales volumes, including the impact from the ABLE and McDowell acquisitions. As a percentage of revenues, consolidated gross margins amounted to 23% in the first quarter of 2007, an increase from 22% reported in the first quarter of 2006. Non-rechargeable product margins were $4,548, or 25% of revenues, for the first quarter of 2007 compared with $3,322, or 21% of revenues, in the same period in 2006. Improvements in gross margins resulted from a more favorable sales mix. In our Rechargeable operations, gross margin amounted to $1,362 in the first quarter of 2007, or 25% of revenues, compared to $696, or 27% of revenues, in 2006. This decrease in gross margin was attributable to a shift in product mix. Gross margins in the Communication Accessories segment totaled $1,520 or 18% of revenues, associated with the acquisition of McDowell in July 2006. These Communications Accessories margins were hampered by the use of premium cost raw material inventory that was procured during the latter part of 2006. Gross margins in the Technology Contract segment amounted to $71, or 50% of revenues in the first quarter of 2007, compared to a loss of $48 in 2006, an improvement of $119 mainly due to varying margins realized under different technology contracts. The negative margin in the first quarter of 2006 resulted from an adjustment of the anticipated margin on the overall technology contract with General Dynamics.
          Operating Expenses. Operating expenses for the three-month period ended March 31, 2007 totaled $6,910, an increase of $3,168 from the prior year’s amount of $3,742. Amortization expense associated with intangible assets related to the acquisitions of ABLE and McDowell caused $531 ($278 in selling, general, and administrative expenses and $253 in research and development costs) in additional operating expenses, and ongoing operating expenses from the acquired companies resulted in approximately $1,700 of the overall increase in the quarter. Research and development costs increased $654 to $1,614 in 2007 due mainly to the addition of McDowell’s product development costs and the amortization of intangibles in 2007. In addition to the research and development line shown in Operating Expenses, we also consider our efforts in the Technology Contracts segment to be related to key product development efforts. Selling, general, and administrative expenses increased $2,514 to $5,296, primarily related to additional costs associated with ABLE and McDowell, the amortization of intangible assets in 2007, an increase in stock-based compensation expense and an overall increase in general corporate expenses related to operating a larger, more diverse business. Overall, operating expenses as a percentage of sales increased to 21% in the first quarter 2007 from 20% reported in the prior year.
          Other Income (Expense). Interest expense, net, for the first quarter of 2007 was $643, an increase of $483 from the comparable period in 2006, mainly related to interest on the $20,000 convertible note issued to partially finance the McDowell acquisition in July 2006, and higher borrowings under our revolving credit facility. During 2006, we recorded a $148 gain on insurance settlement related to the finalization of an insurance claim for our U.K. operations (See Note 13 in Notes to Condensed Consolidated Financial Statements for additional information.).
          Income Taxes. We reflected no income tax expense for the first quarter of 2007 compared with a tax provision of $84 in the first quarter of 2006. The effective consolidated tax rate for the first quarter of 2007 was 0% compared with 38% for the same period in 2006. Since we have significant net operating loss carryforwards from our U.S. and U.K. operations, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At March 31, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
          Net Income (Loss). Net loss and loss per share were $36 and $0.00, respectively, for the three months ended March 31, 2007, compared to net income and income per share of $140 and $0.01, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute basic earnings per share increased from 14,756,000 in the first quarter of 2006 to 15,078,000 in 2007, mainly due to stock option and warrant exercises.

Liquidity and Capital Resources
          As of March 31, 2007, cash and cash equivalents totaled $952, an increase of $232 from the beginning of the year. During the three-month period ended March 31, 2007, operating activities used $1,951 in cash as compared to a generation of $956 for the three-month period ended April 1, 2006. The use of cash from operating activities in 2007 resulted mainly from an increase in inventories, offset partially by an increase in earnings before depreciation and amortization, an increase in accounts payable and other liabilities, and decreases in accounts receivable and prepaids and other current assets. Inventory levels have increased due to a procurement of certain raw materials that were suddenly in short supply, in order to meet anticipated customer demand.
          We used $2,034 in cash for investing activities during the first three-month period of 2007 compared with $383 in cash used for investing activities in the same period in 2006. In 2007, we made a $1,500 payment related to the asset purchase of McDowell. In addition, we spent $534 to purchase plant, property and equipment, up from $383 for the same period in 2006.
          During the three-month period ended March 31, 2007, we generated $4,201 in funds from financing activities compared to the use of $276 in funds in the same period of 2006. The financing activities in 2007 included a $4,500 inflow from drawdowns on the revolver portion of our primary credit facility, offset in part by outflows for principal payments of term debt under our primary credit facility and capital lease obligations. During the first three months of 2007, we issued approximately 46,000 shares of common stock related to the exercises of stock options for which we received approximately $214 in cash proceeds.
          Inventory turnover for the first three months of 2007 was an annualized rate of approximately 3.0 turns per year, down from the 3.2 turns for the full year of 2006. The decline in this metric is mainly due to the timing of production and shipments, including the impact from procuring materials that were unexpectedly in short supply in late 2006, maintaining a supply of raw materials for surge production for the U.S. military, and the impact of procuring premium priced inventory at our Waco operation in the latter part of 2006. We expect this metric to improve during 2007 as production is brought more in line with shipment schedules and as we work to shorten our supply chain with our vendors. Our Days Sales Outstanding (DSOs) was an average of 58 days for the first three months of 2007, an increase from the 2006 average of 50 days, as our customer base has expanded internationally and the credit terms for non-U.S. customers are generally more lenient than for U.S. customers, as well as a delay in a payment from one key customer.
          At March 31, 2007, we had outstanding capital lease obligations of $58, of which $25 pertains to our Newark, New York offices and manufacturing facilities.
          As of March 31, 2007, we had made commitments to purchase approximately $465 of production machinery and equipment, which we expect to fund through operating cash flows.
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

          On June 30, 2004, we drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, on April 1, 2005, the adjusted rate increased to 6.48%, on October 3, 2005, the adjusted rate increased to 6.98%, and on February 14, 2007, the adjusted rate increased to 7.23%, and remains at that rate as of March 31, 2007. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at March 31, 2007 resulted in an asset of $57, all of which was reflected as a short-term asset.
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
          Effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provides that the banks will forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility. The banks agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breach the Forbearance and Amendment or unless another event or condition occurs that constitutes a default under the credit facility. Each bank agreed to continue to make revolving loans available to us during the Forbearance Period. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment was reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both shall be increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
          Effective March 23, 2007, we entered into Extension of Forbearance and Amendment Number Seven to Credit Agreement (“Extension and Amendment”) with the banks. The Extension and Amendment provides that the banks have agreed to extend the Forbearance Period until May 18, 2007. The Extension and Amendment also acknowledged that we continue not to be in compliance with the financial covenants identified above for the fiscal quarter ended December 31, 2006 and did not contemplate being in compliance for the fiscal quarter ending March 31, 2007. Once the Forbearance Period ends, the banks may exercise their rights and remedies under the credit facility without further notice or action. As of March 31, 2007, we were not in compliance with the financial covenants identified above, and we do not expect to be in compliance with these financial covenants, as currently stated, for the fiscal quarter ending June 30, 2007.
          While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility that is subject to the Extension and Amendment.
          As of March 31, 2007, we had $4,667 outstanding under the term loan component of our credit facility with our primary lending bank and $11,500 was outstanding under the revolver component. As a result of the uncertainty of our ability to comply with the more restrictive financial covenants within the next year, we continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of March 31, 2007. While the revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit, the actual borrowing availability may be limited by the financial covenants. At March 31, 2007, we had $1,440 of outstanding letters of credit related to this facility, as amended March 23, 2007, leaving $2,060 of additional borrowing capacity.
          As of March 31, 2007, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $883 in additional borrowing capacity under this credit facility as of March 31, 2007.
          During the first three-month periods of 2007 and 2006, we issued 46,000 and 36,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $214 in 2007 and $261 in 2006 in cash proceeds as a result of these transactions.
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
          As described in Part II, Item 1, “Legal Proceedings” of this report, we are involved in certain environmental matters with respect to our facility in Newark, New York. Although we have reserved for expenses related to this potential exposure, there can be no assurance that such reserve will be adequate. The ultimate resolution of this matter may have a significant adverse impact on the results of operations in the period in which it is resolved.
          We typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. We offer a four-year warranty on certain communications accessories products. We also offer a 10-year warranty on our 9-volt batteries that are used in ionization-type smoke detector applications. We provide for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves would be sufficient. Any such deficiency could have a material adverse effect on our business, financial condition and results of operations.
Outlook
          Management is projecting revenue between $32,000 and $34,000 for our second quarter ending June 30, 2007, largely based on a strong backlog of orders and our anticipated delivery schedules. Based on this revenue estimate, management anticipates reporting operating income in the range of $800 to $1,200, inclusive of approximately $1,100 of non-cash expenses related to stock-based compensation and intangible asset amortization.
Recent Accounting Pronouncements and Developments
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating any potential impact of adopting this pronouncement.
          In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 which addresses an issuer’s accounting for registration payment arrangements for financial instruments such as equity shares, warrants or debt instruments. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” The financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable Generally Acceptable Accounting Principles (“GAAP”), without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. An entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument(s) subject to that arrangement. Adoption of this FSP may require additional disclosures relating to the nature of the registration payment, settlement alternatives, current carrying amount of the liability representing the issuer’s obligations and the maximum potential amount of consideration, undiscounted, that the issuer could be required to transfer. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this pronouncement had no impact on our financial statements.
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

          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement on January 1, 2007, had no significant impact on our financial statements. (See Note 10 in Notes to Condensed Consolidated Financial Statements for additional information.)
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this pronouncement had no impact on our financial statements.
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
          In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the latter of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. Effective January 2, 2007, the United Kingdom, the only EU-member country in which we have significant operations, adopted the law. The adoption of this law had no significant impact on our financial statements.

Critical Accounting Policies
          Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. generally accepted accounting principles, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) in our Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.
          During the first three months of 2007, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
          We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged a portion of this risk by entering into an interest rate swap arrangement in connection with the term loan component of our new credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the credit agreement. As of March 31, 2007, a one basis point change in the Eurodollar spread would have a $1 value change. (See Note 9 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
Item 4. CONTROLS AND PROCEDURES
          Evaluation Of Disclosure Controls And Procedures — Our president and chief executive officer (principal executive officer) and our vice president — finance and chief financial officer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the president and chief executive officer and vice president - finance and chief financial officer concluded that our disclosure controls and procedures were effective as of such date.
          Changes In Internal Control Over Financial Reporting — In the beginning of the third quarter of fiscal year 2006, we completed our acquisition of substantially all of the assets of McDowell Research, Ltd., a manufacturer of military communications accessories located in Waco, Texas. During the second half of 2006, we performed a limited assessment of McDowell’s internal control over financial reporting (ICFR). We have gained a basic understanding of the internal control structure within McDowell, which previously was a closely-held, private company.
          Based on this limited assessment, we believe that the following deficiencies that existed as of the end of fiscal year 2006 would result in material weaknesses in McDowell’s ICFR if not appropriately remediated during 2007:
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

          We are in the process of integrating McDowell into our business and assimilating McDowell’s operations, services, products and personnel with our management policies, procedures and strategies. We are in the process of remediating the noted internal control deficiencies and expect to complete the implementation of the necessary changes by mid-2007.
          There has been no other change in the internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings (Dollars in thousands)
          We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
          In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through March 31, 2007, total costs incurred have amounted to approximately $151, none of which has been capitalized. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and has been approved. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At March 31, 2007 and December 31, 2006, we have $35 and $35, respectively, reserved for this matter.
Item 6. Exhibits
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC. (Registrant)
Date: May 9, 2007	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President - Finance and Chief Financial Officer

Index to Exhibits
31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32	Section 906 Certifications