Form 10-Q
period 2007-06-30
ULTRALIFE BATTERIES INC
filed 2007-08-09
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Common stock, $.10 par value — 15,232,437 shares of common stock outstanding, net of 727,250 treasury shares, as of August 4, 2007.

ULTRALIFE BATTERIES, INC.
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$553	$720
Trade accounts receivable (less allowance for doubtful accounts of $464 at June 30, 2007 and $447 at December 31, 2006)	23,190	24,197
Inventories	31,659	27,360
Due from insurance company	849	780
Deferred tax asset — current	82	75
Prepaid expenses and other current assets	1,966	2,748

Total current assets	58,299	55,880

Property, plant and equipment, net	19,396	19,396

Other assets:
Goodwill	14,460	13,344
Intangible assets, net	7,785	9,072
Security deposit	77	66

	22,322	22,482

Total Assets	$100,017	$97,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$13,110	$12,246
Accounts payable	14,293	15,925
Other current liabilities	9,261	9,639

Total current liabilities	36,664	37,810

Long-term liabilities:
Debt and capital lease obligations	20,350	20,043
Other long-term liabilities	482	316

Total long-term liabilities	20,832	20,359

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 15,920,046 at June 30, 2007 and 15,853,306 at December 31, 2006	1,586	1,578
Capital in excess of par value	136,071	134,736
Accumulated other comprehensive loss	6	(321)
Accumulated deficit	(92,764)	(94,026)

	44,899	41,967

Less —Treasury stock, at cost — 727,250 shares outstanding	2,378	2,378

Total shareholders’ equity	42,521	39,589

Total Liabilities and Shareholders’ Equity	$100,017	$97,758

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Revenues	$35,196	$21,393	$67,516	$39,712

Cost of products sold	26,579	17,016	51,398	31,365

Gross margin	8,617	4,377	16,118	8,347

Operating expenses:
Research and development (including $256, $0, $509 and $0, respectively, of amortization of intangible assets)	1,688	884	3,302	1,844
Selling, general, and administrative (including $294, $0, $572 and $0, respectively, of amortization of intangible assets)	5,212	3,032	10,508	5,814

Total operating expenses	6,900	3,916	13,810	7,658

Operating income	1,717	461	2,308	689

Other income (expense):
Interest income	18	40	32	85
Interest expense	(604)	(207)	(1,261)	(412)
Gain on insurance settlement	—	43	—	191
Miscellaneous	167	139	183	147

Income before income taxes	1,298	476	1,262	700

Income tax provision-current	—	20	—	24
Income tax provision-deferred	—	347	—	427

Total income taxes	—	367	—	451

Net income	$1,298	$109	$1,262	$249

Earnings per share — basic	$0.09	$0.01	$0.08	$0.02

Earnings per share — diluted	$0.08	$0.01	$0.08	$0.02

Weighted average shares outstanding — basic	15,123	14,851	15,100	14,807

Weighted average shares outstanding — diluted	15,331	15,165	15,320	15,150

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Periods Ended
	June 30,	July 1,
	2007	2006

OPERATING ACTIVITIES
Net income	$1,262	$249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of financing fees	1,916	1,817
Amortization of intangible assets	1,081	—
Loss on asset disposal	6	—
Gain on insurance settlement	—	(191)
Foreign exchange (gain) loss	(153)	(147)
Non-cash stock-based compensation	1,031	566
Changes in deferred income taxes	—	427
Changes in operating assets and liabilities, net of effects from the purchase of ABLE and McDowell:
Accounts receivable	848	(1,332)
Inventories	(4,282)	3,455
Prepaid expenses and other current assets	688	1,236
Insurance receivable relating to fires	(49)	602
Income taxes payable	—	23
Accounts payable and other liabilities	(830)	(2,234)

Net cash provided by operating activities	1,518	4,471

INVESTING ACTIVITIES
Purchase of property and equipment	(1,370)	(651)
Payment for purchase of ABLE, net of cash acquired	(1)	(1,946)
Payment for purchase of McDowell	(1,500)	—

Net cash used in investing activities	(2,871)	(2,597)

FINANCING ACTIVITIES
Net change in revolving credit facilities	1,800	(525)
Proceeds from issuance of common stock	312	555
Principal payments on long-term debt and capital lease obligations	(1,039)	(1,000)

Net cash provided by (used in) in financing activities	1,073	(970)

Effect of exchange rate changes on cash	113	119

Change in cash and cash equivalents	(167)	1,023

Cash and cash equivalents at beginning of period	720	3,214

Cash and cash equivalents at end of period	$553	$4,237

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$5

Cash paid for interest	$1,155	$363

Noncash investing and financing activities:
Issuance of common stock and stock warrants for purchase of ABLE	$—	$1,526

Purchase of property and equipment via capital lease payable	$410	$—

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
     The initial cash purchase price for ABLE was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, based on the closing price of the stock on the closing date of the acquisition, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. The fair value of the stock warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions as of May 19, 2006 (the date of acquisition):

Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0.00%
Weighted average expected life (years)	2.50
     We have incurred $59 in acquisition related costs, which are included in the total potential cost of the investment of $3,981. During the second quarter of 2007, $1 of additional acquisition costs were incurred, which resulted in an increase of goodwill of $1.
     The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,268 (including $104 in cash) was recorded as goodwill in the amount of $1,317. The acquired goodwill has been assigned to the Non-Rechargeable Products segment and is not expected to be deductible for income tax purposes.
     The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash and cash equivalents	$104
Trade accounts receivables, net	318
Inventories	737
Prepaid expenses and other current expenses	73

Total current assets	1,232
Property, plant and equipment, net	740
Goodwill	1,317
Intangible assets:
Trademarks	90
Patents and technology	390
Customer relationships	820
Distributor relationships	300
Non-compete agreements	40

Total assets acquired	4,929

LIABILITIES
Current liabilities:
Accounts payable	1,085
Other current liabilities	110

Total current liabilities	1,195
Long-term liabilities:
Other long-term liabilities	65
Deferred tax liability	84

Total liabilities assumed	1,344

Total Purchase Price	$3,585
     The trademarks intangible asset has an indefinite life and is not being amortized. The intangible assets related to patents and technology, customer relationships and distributor relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of eleven years. The non-compete agreements intangible asset is being amortized on a straight-line basis over its estimated useful life of three years.

McDowell Research, Ltd.
     On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas.
     Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, is $6,389, an increase of $944 from what was reported for the quarter ended March 31, 2007, resulting in a revised purchase price of approximately $28,448. The increase of $944 resulted from final revisions to the asset valuations during the second quarter of 2007, as further described below. A cash payment of $1,500 was made to the sellers during the first quarter of 2007 and as of June 30, 2007, we have accrued $1,889 for the remaining final post-closing adjustment of $3,389. As of December 31, 2006, we had accrued $3,000 for the post-closing adjustment. The respective accruals for the post-closing adjustment are included in the Other Current Liabilities line on our Consolidated Balance Sheet. The acquisition agreement and the resultant purchase price is subject to the finalization of substantial negotiations with the sellers pertaining to the valuation of trade accounts receivable, inventory, trade accounts payable and other matters related to the acquisition.
     The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of our credit facility with our primary lending banks, which was amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term, an annual interest rate of 4% and is convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. In April 2007, in connection with its dissolution, McDowell distributed the convertible note to its members in proportion to their membership interests. There are now six separate convertible notes aggregating $20,000. We have incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $28,448.
     The results of operations of McDowell and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $15,373 was recorded as goodwill in the amount of $13,075. The acquired goodwill has been assigned to the Rechargeable Products and the Communications Accessories segments and is expected to be fully deductible for income tax purposes.
     As a result of final revisions to the asset valuations during the second quarter of 2007, values assigned to the tangible assets have been revised. The adjustments to the values for tangible assets from those reported for the quarter ended March 31, 2007 were as follows: trade accounts receivable increased by $238, accounts payable increased $4 and other current liabilities decreased by $4. These adjustments, along with the adjustment to the post-closing adjustment noted above, resulted in an increase to goodwill of $706.
     The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Trade accounts receivables, net	$3,532
Inventories	5,155
Prepaid inventory and other current expenses	10

Total current assets	8,697
Property, plant and equipment, net	397
Goodwill	13,075
Intangible assets:
Trademarks	3,000
Patents and technology	3,201
Customer relationships	1,990
Non-compete agreements	166

Total assets acquired	30,526

LIABILITIES
Current liabilities:
Current portion of long-term debt	46
Accounts payable	1,787
Other current liabilities	208

Total current liabilities	2,041
Long-term liabilities:
Debt	37

Total liabilities assumed	2,078

Total Purchase Price	$28,448
     The trademarks intangible asset has an indefinite life and is not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of thirteen years. The non-compete agreements intangible asset is being amortized on a straight-line basis over its estimated useful life of two years.
     In connection with the McDowell acquisition, we entered into an operating lease agreement for real property in Waco, Texas with a partnership that is 50% owned by Thomas Hauke, who joined us as an executive officer following the completion of the McDowell acquisition. The lease term is for one year, with annual rent of $227, payable in monthly installments. In June 2007, this lease was extended through September 2007. During the first quarter of 2007, Mr. Hauke resigned from his position.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The composition of intangible assets was:

		June 30, 2007
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,095	$—	$3,095
Patents and technology	3,611	1,133	2,478
Customer relationships	2,853	978	1,875
Distributor relationships	315	88	227
Non-compete agreements	208	98	110

Total intangible assets	$10,082	$2,297	$7,785

		December 31, 2006
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,090	$—	$3,090
Patents and technology	3,737	619	3,118
Customer relationships	2,940	476	2,464
Distributor relationships	300	55	245
Non-compete agreements	204	49	155

Total intangible assets	$10,271	$1,199	$9,072

          Amortization expense for intangible assets was $550 and $0 for the three-month periods ended June 30, 2007 and July 1, 2006, respectively. Amortization expense for intangible assets was $1,081 and $0 for the six-month periods ended June 30, 2007 and July 1, 2006, respectively.
          The change in the cost value of total intangible assets is a result of changes in the final valuation of intangible assets in connection with the 2006 acquisitions and the effect of foreign currency translations.
     The following table summarizes the goodwill activity by segment for the six months ended June 30, 2007:

	Non-
	Rechargeable	Rechargeable	Communications
	Products	Products	Accessories	Total

Balance at December 31, 2006	$1,239	$2,421	$9,684	$13,344

Adjustments to purchase price allocation	78	194	776	1,048
Effect of foreign currency translations	68	—	—	68

Balance at June 30, 2007	$1,385	$2,615	$10,460	$14,460

     The following table summarizes the goodwill activity by segment for the six months ended July 1, 2006:

	Non-
	Rechargeable	Rechargeable	Communications
	Products	Products	Accessories	Total

Balance at December 31, 2005	$—	$—	$—	$—

Acquisition of ABLE	516	—	—	516

Balance at June 30, 2006	$516	$—	$—	$516

4. EARNINGS PER SHARE
     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by potentially dilutive common shares, which include stock options and warrants.
     The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net Income (a)	$1,298	$109	$1,262	$249

Average Shares Outstanding — Basic (b)	15,123	14,851	15,100	14,807
Effect of Dilutive Securities:
Stock Options / Warrants	202	314	215	343
Restricted Stock	6	—	5	—
Convertible Note Payable	—	—	—	—

Average Shares Outstanding — Diluted (c)	15,331	15,165	15,320	15,150

EPS — Basic (a/b)	$0.09	$0.01	$0.08	$0.02
EPS — Diluted (a/c)	$0.08	$0.01	$0.08	$0.02
     We had options and warrants outstanding to purchase 1,593,933 and 1,184,601 shares of common stock at June 30, 2007 and July 1, 2006, respectively, which were not included in the computation of diluted EPS because these securities were anti-dilutive. We also had 1,333,333 and -0- shares of common stock at June 30, 2007 and July 1, 2006, respectively, reserved under a convertible note payable, which were also not included in the computation of diluted EPS because these securities were anti-dilutive. The anti-dilutive securities were due to the exercise and/or conversion prices were greater than the average market price of the common shares.
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
     Our shareholders approved a 1992 stock option plan for grants to key employees, directors and consultants of ours. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant date. The NQSOs vest immediately and expire on the sixth anniversary of the grant date. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of June 30, 2007, there were 50,900 stock options outstanding under this plan.
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
     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three or five year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of June 30, 2007, there were 1,734,131 stock options outstanding under the amended 2000 stock option plan and the LTIP.
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

b. Stock Options
     In conjunction with SFAS 123R, we recorded compensation cost related to stock options of $392 and $813 for the three- and six-month periods ended June 30, 2007, respectively, and $308 and $566 for the three- and six-month periods ended July 1, 2006, respectively. As of June 30, 2007, there was $2,121 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.54 years.
     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the six-month periods ended June 30, 2007 and July 1, 2006:

	Six-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2007	July 1, 2006

Risk-free interest rate	4.54%	4.76%
Volatility factor	57.99%	60.08%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.75	3.58
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
     Stock option activity for the first six months of 2007 is summarized as follows (in thousands, except shares and per share amounts):

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise Price	Remaining	Intrinsic
	of Shares	Per Share	Contractual Term	Value

Shares under option at January 1, 2007	1,815,471	$11.03
Options granted	173,500	9.70
Options exercised	(67,140)	4.67
Options forfeited	(78,300)	9.80
Options expired	(10,500)	15.16

Shares under option at June 30, 2007	1,833,031	$11.17	4.52 years	$2,553

Vested and expected to vest as of June 30, 2007	1,756,215	$11.19	4.45 years	$2,508

Options exercisable at June 30, 2007	1,093,137	$11.71	3.62 years	$1,978
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month period ended June 30, 2007 was $340.
     Prior to adopting SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. SFAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first six months of 2007 and 2006. Cash received from option exercises under our stock-based compensation plans for the six-month periods ended June 30, 2007 and July 1, 2006 was $312 and $555, respectively.
c. Restricted Stock Awards
     There were no restricted stock grants awarded during the six-month periods ended June 30, 2007 and July 1, 2006.
     The activity of restricted stock grants of common stock for the first six months of 2007 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	72,334	$10.50
Granted	—	—
Vested	(13,334)	10.30
Forfeited	—	—

Unvested at June 30, 2007	59,000	$10.55

     We recorded compensation cost related to restricted stock grants of $88 and $218 for the three- and six-month periods ended June 30, 2007, respectively, and $0 and $0 for the three- and six-month periods ended July 1, 2006, respectively. As of June 30, 2007, we had $519 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.63 years. The total fair value of these grants that vested during the six-month period ended June 30, 2007 was $128.
6. COMPREHENSIVE INCOME
     The components of our total comprehensive income were:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income (loss)	$1,298	$109	$1,262	$249
Foreign currency translation adjustments	213	318	340	370
Change in fair value of derivatives, net of tax	(1)	11	(13)	32

Total comprehensive income	$1,510	$438	$1,589	$651

7. INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	June 30,	December 31,
	2007	2006

Raw materials	$21,140	$14,964
Work in process	5,850	9,061
Finished goods	6,876	4,541

	33,866	28,566
Less: Reserve for obsolescence	2,207	1,206

	$31,659	$27,360

8. PROPERTY, PLANT AND EQUIPMENT
          Major classes of property, plant and equipment consisted of the following:

	June 30,	December 31,
	2007	2006

Land	$123	$123
Buildings and leasehold improvements	4,786	4,336
Machinery and equipment	40,996	40,485
Furniture and fixtures	1,173	982
Computer hardware and software	2,295	2,127
Construction in progress	1,968	1,300

	51,341	49,353
Less: Accumulated depreciation	31,945	29,957

	$19,396	$19,396

     Depreciation expense for property, plant and equipment was $921 and $1,855 for the three- and six-month periods ended June 30, 2007, respectively, and $965 and $1,783 for the three- and six-month periods ended July 1, 2006, respectively.
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
     On June 30, 2004, we drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, on April 1, 2005, the adjusted rate increased to 6.48%, on October 3, 2005, the adjusted rate increased to 6.98%, and on February 14, 2007, the adjusted rate increased to 7.23%, and remains at that rate as of June 30, 2007. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at June 30, 2007 resulted in an asset of $57, all of which was reflected as a short-term asset.
     Effective July 3, 2006, the banks amended the credit facility to reflect our acquisitions of ABLE and McDowell. As a result, the banks increased the amount of the revolving credit component from $15,000 to $20,000, and the financial covenants that we are required to maintain under the facility were revised accordingly. In addition, the revolving credit component of the facility was extended for one additional year.
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
     Effective May 18, 2007, we entered into Extension of Forbearance and Amendment Number Eight to Credit Agreement (“Second Extension and Amendment”) with the banks. The Second Extension and Amendment provides that the banks have agreed to extend the Forbearance Period until August 15,

2007. The Second Extension and Amendment also acknowledged that we continue not to be in compliance with the financial covenants identified above for the fiscal quarter ended March 31, 2007 and did not contemplate being in compliance for the fiscal quarter ending June 30, 2007. Once the Forbearance Period ends, the banks may exercise their rights and remedies under the credit facility without further notice or action. As of June 30, 2007, we were not in compliance with the EBIT-to-interest ratio covenant identified above, and we do not expect to be in compliance with the EBIT-to-interest ratio covenant, as currently stated, for the fiscal quarter ending September 29, 2007.
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
     As of June 30, 2007, we had $4,167 outstanding under the term loan component of our credit facility with our primary lending bank and $8,800 was outstanding under the revolver component. As a result of the uncertainty of our ability to comply with the more restrictive financial covenants within the next year, we continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of June 30, 2007. The revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit. At June 30, 2007, we had $1,440 of outstanding letters of credit related to this facility, as amended May 18, 2007, leaving $4,760 of additional borrowing capacity. As of August 1, 2007, the $1,440 letter of credit has expired, providing additional borrowing capacity under the revolver for this amount.
     As of June 30, 2007, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $902 in additional borrowing capacity under this credit facility as of June 30, 2007.
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
     For the three- and six-month periods ended June 30, 2007, we recorded no income tax expense, due to the loss reported for U.S. operations during the period. The effective tax rate for the total consolidated company was 0%. The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe it is more likely than not that we will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.S. operations or the U.K. subsidiary reflected in the Condensed Consolidated Statements of Operations.
     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At June 30, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
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
     As of June 30, 2007, we have made commitments to purchase approximately $921 of production machinery and equipment.
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2007 were as follows:

Balance at December 31, 2006	$522
Accruals for warranties issued	272
Settlements made	(21)

Balance at June 30, 2007	$773

     A retail end-user of a product manufactured by one of our customers (the “Customer”) made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that might be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. Our warranty reserve as of June 30, 2007 includes an accrual related to anticipated replacements under this agreement. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through June 30, 2007, total costs incurred have amounted to approximately $164, none of which has been capitalized. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work started in May 2007 and we are currently awaiting results and recommendations from our outside environmental consulting firm. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At June 30, 2007 and December 31, 2006, we had $22 and $35, respectively, reserved for this matter.
     We have had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of June 30, 2007, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, we have received a request from the Office of Inspector General of the Department of Defense ("DoD IG") seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and are furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
     We have been able to obtain certain grants/loans from government agencies to assist with various funding needs. In November 2001, we received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. This grant/loan also required us to meet and maintain certain levels of employment. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels had increased to a level that exceeded the minimum threshold, and we received these funds in April 2007. As this grant/loan requires us to not only meet, but maintain, our employment levels for a pre-determined time period, we currently reflect the funds that we received as a current liability, in the Other Current Liabilities line on our Consolidated Balance Sheet. In the event our employment levels are not maintained at the specified levels at December 31, 2007 and 2008, we may be required to pay back these funds.
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

Three-Month Period Ended June 30, 2007

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$22,808	$4,561	$7,688	$139	$—	$35,196
Segment contribution	6,201	943	1,451	22	(6,900)	1,717
Interest expense, net					(586)	(586)
Miscellaneous					167	167
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$1,298
Total assets	$51,410	$18,459	$25,440	$74	$4,634	$100,017
Three-Month Period Ended July 1, 2006

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$18,458	$2,648	$—	$287	$—	$21,393
Segment contribution	3,558	789	—	30	(3,916)	461
Interest expense, net					(167)	(167)
Miscellaneous					182	182
Income taxes-current					(20)	(20)
Income taxes-deferred					(347)	(347)

Net income						$109
Total assets	$47,160	$3,883	$—	$158	$30,542	$81,743
Six-Month Period Ended June 30, 2007

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$40,966	$10,090	$16,179	$281	$—	$67,516
Segment contribution	10,749	2,305	2,971	93	(13,810)	2,308
Interest expense, net					(1,229)	(1,229)
Miscellaneous					183	183
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$1,262
Total assets	$51,410	$18,459	$25,440	$74	$4,634	$100,017
Six-Month Period Ended July 1, 2006

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$34,103	$5,213	$—	$396	$—	$39,712
Segment contribution	6,880	1,485	—	(18)	(7,658)	689
Interest expense, net					(327)	(327)
Miscellaneous					338	338
Income taxes-current					(24)	(24)
Income taxes-deferred					(427)	(427)

Net income						$249
Total assets	$47,160	$3,883	$—	$158	$30,542	$81,743

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
     In November 2006, we experienced a fire that damaged certain inventory and property at our facility in China, which began in a battery storage area. Certain inventory and portions of buildings were damaged. We believe we maintain adequate insurance coverage for this operation. The total amount of the loss pertaining to assets and the related expenses is expected to be approximately $849. The majority of the insurance claim is related to the recovery of damaged inventory. As of June 30, 2007, our current assets in our Consolidated Balance Sheet included a receivable from insurance companies for approximately $849, representing proceeds to be received.
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
General
          We are a global provider of high-energy power systems and communications accessories for diverse applications. We develop, manufacture and market a wide range of non-rechargeable and rechargeable batteries, charging systems and communications accessories for use in military, industrial and consumer portable electronic products. Through our portfolio of standard products and engineered solutions, we are at the forefront of providing the next generation of power systems and accessories. Our battery technologies allow us to offer batteries and power systems that are flexibly configured, lightweight and generally capable of achieving longer operating time than many competing batteries currently available. Our communications accessories offer users a wide variety of integrated solutions that satisfy the most demanding applications.
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
          We continually evaluate ways to grow, including opportunities to expand through mergers and acquisitions. On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China. The initial cash purchase price for ABLE was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. We have incurred $59 in acquisition related costs, which are included in the total potential cost of the investment of $3,981. The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,268 (including $104 in cash) was recorded as goodwill in the amount of $1,317. (See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.)
          On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas. Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, is $6,389, an increase of $944 from what was reported for the quarter ended March 31, 2007, resulting in a revised purchase price of approximately $28,448. The increase of $944 resulted from final revisions to the asset valuations during the second quarter of 2007. A cash payment of $1,500 was made to the sellers during the first quarter of 2007 and as of June 30, 2007, we have accrued $1,889 for the remaining final post-closing adjustment of $3,389. As of December 31, 2006, we had accrued $3,000 for the post-closing adjustment. The respective accruals for the post-closing adjustment are included in the Other Current Liabilities line on our Consolidated Balance Sheet. The acquisition agreement and the resultant purchase price is subject to the finalization of substantial negotiations with the sellers pertaining to the valuation of trade accounts receivable, inventory, trade accounts payable and other matter related to the acquisition. The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of our credit facility with our primary lending banks, which was amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term, and annual interest rate of 4% and is convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. In April 2007, in connection with its dissolution, McDowell distributed the convertible note to its members in proportion to their membership interests. There are now six separate convertible notes aggregating $20,000. We have incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $28,448. The results of operations of McDowell and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $15,373 was recorded as goodwill in the amount of $13,075. (See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.)
          In June 2007, we announced our decision to move the McDowell operations from Waco, Texas to our Newark, New York facility. We estimate total costs in connection with moving these operations to be approximately $200, which costs will be incurred primarily during the third quarter of 2007.

Results of Operations
Three-month periods ended June 30, 2007 and July 1, 2006
          Revenues. Consolidated revenues for the three-month period ended June 30, 2007 amounted to $35,196, an increase of $13,803, or 65%, from the $21,393 reported in the same quarter in the prior year. Non-rechargeable product sales increased $4,350, or 24%, from $18,458 last year to $22,808 this year. The increase in revenues was mainly attributable to distribution sales of lithium sulfur-dioxide BA-5590 batteries, and an increase in sales of HiRate battery packs to the UK Ministry of Defence (MoD), offset in part by lower sales of cylindrical cell products. Rechargeable product revenues increased $1,913, or 72%, from $2,648 to $4,561, mainly due to higher shipments of multi-cell lithium ion rechargeable battery packs, particularly UBI-2590 batteries, and charger systems, sold primarily to government and defense customers. Sales of Communications Accessories amounted to $7,688 in 2007 reflecting sales of various products including power supplies, kit systems and case systems associated with the acquisition of McDowell in July 2006. Technology Contract revenues were $139 in the second quarter of 2007, a decrease of $148 from the $287 reported in the second quarter of 2006 mainly due to the timing of various contract awards and the related work being performed on such contracts.
          Cost of Products Sold. Cost of products sold totaled $26,579 for the quarter ended June 30, 2007, an increase of $9,563, or 56%, from the $17,016 reported for the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $8,617, an increase of $4,240 over the $4,377 reported in the same quarter in the prior year due mainly to an enhanced sales mix and higher sales volumes, including the impact from the ABLE and McDowell acquisitions. As a percentage of revenues, consolidated gross margins amounted to 24% in the second quarter of 2007, an increase from 20% reported in the second quarter of 2006. Non-rechargeable product margins were $6,201, or 27% of revenues, for the second quarter of 2007 compared with $3,558, or 19% of revenues, in the same period in 2006. Improvements in non-rechargeable gross margins resulted from a more favorable sales mix and improved operating efficiencies at our U.K. manufacturing facility. In our Rechargeable operations, gross margin amounted to $943 in the second quarter of 2007, or 21% of revenues, compared to $789, or 30% of revenues, in 2006. This decrease in gross margin was attributable to a shift in product mix. Gross margins in the Communications Accessories segment totaled $1,451 or 19% of revenues, associated with the acquisition of McDowell in July 2006. These Communications Accessories margins continued to be hampered by the use of premium cost raw material inventory that was procured during the latter part of 2006. Gross margins in the Technology Contract segment amounted to $22, or 16% of revenues in the second quarter of 2007, compared to $30, or 10% of revenues, in 2006, a decrease of $8 mainly due to varying margins realized under different technology contracts.
          Operating Expenses. Operating expenses for the three-month period ended June 30, 2007 totaled $6,900, an increase of $2,984 from the prior year’s amount of $3,916. Overall, operating expenses as a percentage of sales increased to 20% in the second quarter of 2007 from 18% reported in the prior year. Amortization expense associated with intangible assets related to the acquisitions of ABLE and McDowell caused $550 ($294 in selling, general, and administrative expenses and $256 in research and development costs) in additional operating expenses. Ongoing operating expenses from the acquired companies resulted in approximately $1,364 of the overall increase in the quarter. The remaining increment of $1,070 in overall operating expenses is the result of increased corporate costs required to operate a larger, more diverse business. Research and development costs increased $804 to $1,688 in 2007 due mainly to intangible asset amortization expense of $256, the addition of McDowell’s product development costs of approximately $300, and an increase in overall product development and design activity. In addition to the research and development line shown in Operating Expenses, we also consider our efforts in the Technology Contracts segment to be related to key product development efforts. Selling, general, and administrative expenses increased $2,180 to $5,212, primarily related to additional costs associated with ABLE and McDowell of approximately $1,300, the amortization of intangible assets in 2007 of $294, and an overall increase in general corporate expenses related to operating a larger, more diverse business.

          Other Income (Expense). Interest expense, net, for the second quarter of 2007 was $586, an increase of $419 from the comparable period in 2006, mainly related to interest on the $20,000 convertible note issued to partially finance the McDowell acquisition in July 2006, and higher borrowings under our revolving credit facility. During the second quarter of 2006, we recorded a $43 gain on insurance settlement related to the finalization of an insurance claim for our U.K. operations (see Note 13 in Notes to Condensed Consolidated Financial Statements for additional information.). Miscellaneous income/expense amounted to income of $167 for the second quarter of 2007 compared with income of $139 for the same period in 2006. This increase was primarily due to foreign currency exchange gains related to the strengthening of the pound sterling compared with the U.S. dollar.
          Income Taxes. We reflected no income tax expense for the second quarter of 2007 compared with a tax provision of $367 in the second quarter of 2006. The effective consolidated tax rate for the second quarter of 2007 was 0% compared with 77% for the same period in 2006. Since we have significant net operating loss carryforwards from our U.S. and U.K. operations, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At June 30, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
          Net Income (Loss). Net income and earnings per diluted share were $1,298 and $0.08, respectively, for the three months ended June 30, 2007, compared to net income and earnings per diluted share of $109 and $0.01, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,165,000 in the second quarter of 2006 to 15,331,000 in 2007, mainly due to stock option and warrant exercises and restricted stock grants.
Six-month periods ended June 30, 2007 and July 1, 2006
          Revenues. Consolidated revenues for the six-month period ended June 30, 2007 amounted to $67,516, an increase of $27,804, or 70%, from the $39,712 reported in the same period in the prior year. Non-rechargeable product sales increased $6,863, or 20%, from $34,103 last year to $40,966 this year. The increase in revenues was mainly attributable to an increase in sales of HiRate and 9-volt batteries, distribution sales of lithium sulfur-dioxide BA-5590 batteries, as well as sales attributable to the addition of ABLE in May 2006, offset in part by lower sales of cylindrical cell products. Rechargeable product revenues increased $4,877, or 94%, from $5,213 to $10,090, mainly due to higher shipments of multi-cell lithium ion rechargeable battery packs, particularly UBI-2590 batteries, and charger systems, sold primarily to government and defense customers. Sales of Communications Accessories amounted to $16,179 in 2007 reflecting sales of various products including power supplies, kit systems and case systems associated with the acquisition of McDowell in July 2006. Technology Contract revenues were $281 in the first half of 2007, a decrease of $115 from the $396 reported in the first half of 2006 mainly attributed to the timing of various contract awards and the related work being performed on such contracts.
          Cost of Products Sold. Cost of products sold totaled $51,398 for the six-month period ended June 30, 2007, an increase of $20,033, or 64%, from the $31,365 reported for the same six-month period a year ago. The gross margin on consolidated revenues for the six-month period was $16,118, an increase of $7,771 over the $8,347 reported in the same six-month period in the prior year due mainly to improved sales mix and higher sales volumes, including the impact from the ABLE and McDowell acquisitions. As a percentage of revenues, consolidated gross margins amounted to 24% in the first half of 2007, an increase from 21% reported in the first half of 2006. Non-rechargeable product margins were $10,749, or

26% of revenues, for the first half of 2007 compared with $6,880, or 20% of revenues, in the same period in 2006. Improvements in non-rechargeable gross margins resulted from a more favorable sales mix and improved operating efficiencies at our U.K. manufacturing facility. In our Rechargeable operations, gross margin amounted to $2,305 in the first half of 2007, or 23% of revenues, compared to $1,485, or 28% of revenues, in 2006. This decrease in gross margin was attributable to a shift in product mix. Gross margins in the Communications Accessories segment totaled $2,971 or 18% of revenues, associated with the acquisition of McDowell in July 2006. These Communications Accessories margins were hampered by the use of premium cost raw material inventory that was procured during the latter part of 2006. Gross margins in the Technology Contract segment amounted to $93, or 33% of revenues in the first half of 2007, compared to a loss of $18 in 2006, an improvement of $111 mainly due to varying margins realized under different technology contracts. The negative margin in the first half of 2006 resulted from an adjustment of the anticipated margin on the overall technology contract with General Dynamics.
          Operating Expenses. Operating expenses for the six-month period ended June 30, 2007 totaled $13,810, an increase of $6,152 from the prior year’s amount of $7,658. Overall, operating expenses as a percentage of sales increased to 20% in the first half 2007 from 19% reported in the prior year. Amortization expense associated with intangible assets related to the acquisitions of ABLE and McDowell caused $1,081 ($572 in selling, general, and administrative expenses and $509 in research and development costs) in additional operating expenses. Ongoing operating expenses from the acquired companies resulted in approximately $3,055 of the overall increase in the first six months of 2007. The remaining increment of $2,016 in overall operating expenses is the result of increased corporate costs required to operate a larger, more diverse business. Research and development costs increased $1,458 to $3,302 in 2007 due mainly to intangible asset amortization expense of $509, the addition of McDowell’s product development costs of approximately $600, and an increase in overall product development and design activity. In addition to the research and development line shown in Operating Expenses, we also consider our efforts in the Technology Contracts segment to be related to key product development efforts. Selling, general, and administrative expenses increased $4,694 to $10,508, primarily related to additional costs associated with ABLE and McDowell of approximately $2,400, the amortization of intangible assets in 2007 of $572, and an overall increase in general corporate expenses related to operating a larger, more diverse business.
          Other Income (Expense). Interest expense, net, for the first half of 2007 was $1,229, an increase of $902 from the comparable period in 2006, mainly related to interest on the $20,000 convertible note issued to partially finance the McDowell acquisition in July 2006, and higher borrowings under our revolving credit facility. During 2006, we recorded a $191 gain on insurance settlement related to the finalization of an insurance claim for our U.K. operations (See Note 13 in Notes to Condensed Consolidated Financial Statements for additional information.). Miscellaneous income/expense amounted to income of $183 for the first half of 2007 compared with income of $147 for the same period in 2006. This increase was primarily due to foreign currency exchange gains related to the strengthening of the pound sterling compared with the U.S. dollar.
          Income Taxes. We reflected no income tax expense for the first half of 2007 compared with a tax provision of $451 in the first half of 2006. The effective consolidated tax rate for the first half of 2007 was 0% compared with 64% for the same period in 2006. Since we have significant net operating loss carryforwards from our U.S. and U.K. operations, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At June 30, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.

          Net Income (Loss). Net income and earnings per diluted share were $1,262 and $0.08, respectively, for the six months ended June 30, 2007, compared to net income and earnings per diluted share of $249 and $0.02, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,150,000 in the first half of 2006 to 15,320,000 in 2007, mainly due to stock option and warrant exercises and restricted stock grants.
Adjusted EBITDA
     In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus expenses that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other non-cash expenses. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income (loss), the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).
     We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as income (loss) from operations. We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of non-cash stock-based compensation, which is a non-cash expense that varies widely among companies. We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.
     The term Adjusted EBITDA is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:
•	Adjusted EBITDA (1) does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) does not reflect changes in, or cash requirements for, our working capital needs; (3) does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; (4) does not reflect income taxes or the cash requirements for any tax payments; and (5) does not reflect all of the costs associated with operating our business;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	while stock-based compensation is a component of cost of products sold and operating expenses, the impact on our consolidated financial statements compared to other companies can vary significantly due to such factors as assumed life of the stock-based awards and assumed volatility of our common stock; and

•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
     We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income (loss)	$1,298	$109	$1,262	$249
Add: interest expense, net	586	167	1,229	327
Add: income tax provision	—	367	—	451
Add: depreciation expense	953	982	1,916	1,817
Add: amortization expense	550	—	1,081	—
Add: stock-based compensation expense	481	308	1,031	566

Adjusted EBITDA	$3,868	$1,933	$6,519	$3,410

Liquidity and Capital Resources
          As of June 30, 2007, cash and cash equivalents totaled $553, a decrease of $167 from the beginning of the year. During the six-month period ended June 30, 2007, operating activities generated $1,518 in cash as compared to a generation of $4,471 for the six-month period ended July 1, 2006. The generation of cash from operating activities in 2007 resulted mainly from an increase in earnings before depreciation and amortization and lower receivables, offset in part by an increase in inventories. Inventory levels have increased since the beginning of the year due mainly to a procurement of certain raw materials that were suddenly in short supply, in order to meet anticipated customer demand.
          We used $2,871 in cash for investing activities during the first six-month period of 2007 compared with $2,597 in cash used for investing activities in the same period in 2006. In 2007, we made a $1,500 payment related to the asset purchase of McDowell, whereas in 2006 we made an investment of $1,946 to acquire ABLE. In addition, we spent $1,370 to purchase plant, property and equipment in 2007, as compared with $651 for the same period in 2006.
          During the six-month period ended June 30, 2007, we generated $1,073 in funds from financing activities compared to the use of $970 in funds in the same period of 2006. The financing activities in 2007 included a $1,800 inflow from drawdowns on the revolver portion of our primary credit facility, offset in part by outflows for principal payments of term debt under our primary credit facility and capital lease obligations. During the first six months of 2007, we issued approximately 67,000 shares of common stock related to the exercises of stock options for which we received approximately $312 in cash proceeds.
          Inventory turnover for the first six months of 2007 was an annualized rate of approximately 3.0 turns per year, down from the 3.2 turns for the full year of 2006. The decline in this metric is mainly due to the timing of production and shipments, including the impact from procuring materials that were unexpectedly in short supply in late 2006, maintaining a supply of raw materials for surge production for the U.S. military, and the impact of procuring premium priced inventory at our Waco operation in the latter part of 2006. We expect this metric to improve during 2007 as production is brought more in line with shipment schedules and as we work to shorten our supply chain with our vendors. Our Days Sales Outstanding (DSOs) was an average of 55 days for the first six months of 2007, an increase from the 2006 average of 50 days, as our customer base has expanded internationally and the credit terms for non-U.S. customers are generally more lenient than for U.S. customers.
          At June 30, 2007, we had outstanding capital lease obligations of $452.
          As of June 30, 2007, we had made commitments to purchase approximately $921 of production machinery and equipment, which we expect to fund through operating cash flows.
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
          On June 30, 2004, we drew down the full $10,000 term loan. The proceeds of the term loan, to be repaid in equal monthly installments of $167 over five years, were used for the retirement of outstanding debt and capital expenditures. From June 30, 2004 through August 1, 2004, the interest rate associated with the term loan was based on LIBOR plus a 1.25% Eurodollar spread. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. From August 2, 2004 to September 30, 2004, the total rate of interest associated with the outstanding portion of the $10,000 term loan was 5.23%. On October 1, 2004, this adjusted rate increased to 5.33%, on January 1, 2005 the adjusted rate increased to 5.73%, on April 1, 2005, the adjusted rate increased to 6.48%, on October 3, 2005, the adjusted rate increased to 6.98%, and on February 14, 2007, the adjusted rate increased to 7.23%, and remains at that rate as of June 30, 2007. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at June 30, 2007 resulted in an asset of $57, all of which was reflected as a short-term asset.
          Effective July 3, 2006, the banks amended the credit facility to reflect our acquisitions of ABLE and McDowell. As a result, the banks increased the amount of the revolving credit component from $15,000 to $20,000, and the financial covenants that we are required to maintain under the facility were revised accordingly. In addition, the revolving credit component of the facility was extended for one additional year.
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
          Effective May 18, 2007, we entered into Extension of Forbearance and Amendment Number Eight to Credit Agreement (“Second Extension and Amendment”) with the banks. The Second Extension and Amendment provides that the banks have agreed to extend the Forbearance Period until August 15, 2007. The Second Extension and Amendment also acknowledged that we continue not to be in compliance with the financial covenants identified above for the fiscal quarter ended March 31, 2007 and did not contemplate being in compliance for the fiscal quarter ending June 30, 2007. Once the Forbearance Period ends, the banks may exercise their rights and remedies under the credit facility without further notice or action. As of June 30, 2007, we were not in compliance with the EBIT-to-interest ratio covenant identified above, and we do not expect to be in compliance with the EBIT-to-interest ratio covenant, as currently stated, for the fiscal quarter ending September 29, 2007.
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
          As of June 30, 2007, we had $4,167 outstanding under the term loan component of our credit facility with our primary lending bank and $8,800 was outstanding under the revolver component. As a result of the uncertainty of our ability to comply with the more restrictive financial covenants within the next year, we continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of June 30, 2007. The revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit. At June 30, 2007, we had

$1,440 of outstanding letters of credit related to this facility, as amended May 18, 2007, leaving $4,760 of additional borrowing capacity. As of August 1, 2007, the $1,440 letter of credit has expired, providing additional borrowing capacity under the revolver for this amount
          As of June 30, 2007, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $902 in additional borrowing capacity under this credit facility as of June 30, 2007.
          During the first six-month periods of 2007 and 2006, we issued 67,000 and 81,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $312 in 2007 and $555 in 2006 in cash proceeds as a result of these transactions.
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
Outlook
          Management is projecting revenue between $33,000 and $36,000 for our third quarter ending September 29, 2007, based on current backlog, anticipated orders and anticipated delivery schedules. Based on this revenue estimate, management anticipates reporting operating income in the range of $1,200 to $1,800, inclusive of approximately $1,000 of non-cash expenses related to stock-based compensation and intangible asset amortization.

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
     During the first six months of 2007, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
     We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged a portion of this risk by entering into an interest rate swap arrangement in connection with the term loan component of our new credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the credit agreement. As of June 30, 2007, a one basis point change in the Eurodollar spread would have a less than $1 value change. (See Note 9 in Notes to Condensed Consolidated Financial Statements for additional information.)
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

     We are in the process of integrating McDowell into our business and assimilating McDowell’s operations, services, products and personnel with our management policies, procedures and strategies. We are in the process of remediating the noted internal control deficiencies and expect to complete the implementation of the necessary changes by the end of the third quarter of 2007.
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
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through June 30, 2007, total costs incurred have amounted to approximately $164, none of which has been capitalized. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work started in May 2007 and we are currently awaiting results and recommendations from our outside environmental consulting firm. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At June 30, 2007 and December 31, 2006, we had $22 and $35, respectively, reserved for this matter.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On June 6, 2007, we held our Annual Meeting of Shareholders.

(b)	At the Annual Meeting, our shareholders elected to the Board of Directors all eight nominees for Director with the following votes:

DIRECTOR	FOR	AGAINST

Carole Lewis Anderson	13,137,390	74,040
Patricia C. Barron	13,003,689	207,741
Anthony J. Cavanna	13,109,334	102,096
Paula H. J. Cholmondeley	11,140,094	2,071,336
Daniel W. Christman	13,108,584	102,846
John D. Kavazanjian	13,148,450	62,980
Ranjit C. Singh	13,150,072	61,358
Bradford T. Whitmore	13,153,190	58,240
(c)	At the Annual Meeting, our shareholders voted for the ratification of the selection of BDO Seidman, LLP as our independent registered public accounting firm for 2007 with the following votes:

FOR	AGAINST	ABSTENTIONS
13,163,891	28,091	19,447

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC. (Registrant)
Date: August 9, 2007	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President — Finance and Chief Financial Officer

Index to Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002