Form 10-Q
period 2007-09-29
ULTRALIFE BATTERIES INC
filed 2007-11-07
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.10 par value – 15,278,212 shares of common stock outstanding, net of 727,250 treasury shares, as of November 3, 2007.

ULTRALIFE BATTERIES, INC.
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	September 29,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$927	$720
Trade accounts receivable (less allowance for doubtful accounts of $457 at September 29, 2007 and $447 at December 31, 2006)	23,794	24,197
Inventories	29,931	27,360
Due from insurance company	148	780
Deferred tax asset — current	92	75
Prepaid expenses and other current assets	1,975	2,748

Total current assets	56,867	55,880

Property, plant and equipment, net	19,623	19,396

Other assets:
Goodwill	15,474	13,344
Intangible assets, net	7,251	9,072
Security deposit	73	66

	22,798	22,482

Total Assets	$99,288	$97,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$12,789	$12,246
Accounts payable	13,331	15,925
Other current liabilities	9,175	9,639

Total current liabilities	35,295	37,810

Long-term liabilities:
Debt and capital lease obligations	20,324	20,043
Other long-term liabilities	469	316

Total long-term liabilities	20,793	20,359

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 15,991,687 at September 29, 2007 and 15,853,306 at December 31, 2006	1,591	1,578
Capital in excess of par value	136,725	134,736
Accumulated other comprehensive income (loss)	154	(321)
Accumulated deficit	(92,892)	(94,026)

	45,578	41,967

Less —Treasury stock, at cost — 727,250 shares outstanding	2,378	2,378

Total shareholders’ equity	43,200	39,589

Total Liabilities and Shareholders’ Equity	$99,288	$97,758

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenues	$33,291	$23,725	$100,807	$63,437

Cost of products sold	26,369	19,744	77,767	51,109

Gross margin	6,922	3,981	23,040	12,328

Operating expenses:
Research and development (including $255, $278, $764 and $278, respectively, of amortization of intangible assets)	1,547	1,517	4,849	3,361
Selling, general, and administrative (including $294, $234, $866 and $234, respectively, of amortization of intangible assets)	5,177	4,601	15,685	10,415

Total operating expenses	6,724	6,118	20,534	13,776

Operating income (loss)	198	(2,137)	2,506	(1,448)

Other income (expense):
Interest income	12	19	44	104
Interest expense	(509)	(451)	(1,770)	(863)
Gain on insurance settlement	—	—	—	191
Miscellaneous	171	39	354	186

Income (loss) before income taxes	(128)	(2,530)	1,134	(1,830)

Income tax provision (benefit)-current	—	(4)	—	20
Income tax provision (benefit)-deferred	—	(828)	—	(401)

Total income taxes	—	(832)	—	(381)

Net income (loss)	$(128)	$(1,698)	$1,134	$(1,449)

Earnings (loss) per share — basic	$(0.01)	$(0.11)	$0.08	$(0.10)

Earnings (loss) per share — diluted	$(0.01)	$(0.11)	$0.07	$(0.10)

Weighted average shares outstanding — basic	15,160	14,987	15,120	14,867

Weighted average shares outstanding — diluted	15,160	14,987	15,346	14,867

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine-Month Periods Ended
	September 29,	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$1,134	$(1,449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of financing fees	2,871	2,747
Amortization of intangible assets	1,630	512
Loss on asset disposal	6	124
Gain on insurance settlement	—	(191)
Foreign exchange (gain) loss	(295)	(186)
Non-cash stock-based compensation	1,532	975
Changes in deferred income taxes	—	(401)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	871	(3,147)
Inventories	(2,394)	2,743
Prepaid expenses and other current assets	816	304
Insurance receivable relating to fires	664	602
Income taxes payable	—	19
Accounts payable and other liabilities	(2,671)	1,355

Net cash provided by operating activities	4,164	4,007

INVESTING ACTIVITIES
Purchase of property and equipment	(1,706)	(1,030)
Payments for acquired companies, net of cash acquired	(2,457)	(7,008)

Net cash used in investing activities	(4,163)	(8,038)

FINANCING ACTIVITIES
Net change in revolving credit facilities	1,355	2,475
Proceeds from issuance of common stock	470	1,076
Principal payments on debt and capital lease obligations	(1,849)	(1,510)

Net cash provided by (used in) in financing activities	(24)	2,041

Effect of exchange rate changes on cash	230	121

Change in cash and cash equivalents	207	(1,869)
Cash and cash equivalents at beginning of period	720	3,214

Cash and cash equivalents at end of period	$927	$1,345

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$—	$5

Cash paid for interest	$1,683	$626

Noncash investing and financing activities:
Issuance of common stock and stock warrants for purchase of ABLE	$—	$1,526

Issuance of convertible note payable for purchase of McDowell	$—	$20,000

Purchase of property and equipment via capital lease payable	$410	$—

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

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

2.	ACQUISITIONS

We have accounted for the following acquisitions in accordance with the purchase method of accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.

2007 Acquisitions

Innovative Solutions Consulting, Inc.

On September 28, 2007, we finalized the acquisition of all of the issued and outstanding shares of common stock of Innovative Solutions Consulting, Inc. (“ISC”), a provider of a full range of engineering and technical services for communication electronic systems to government agencies and prime contractors.

The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the Stock Purchase Agreement. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The initial $943 cash payment was financed through a combination of cash on hand and borrowings through the revolver component of our credit facility with our primary lending banks. We incurred $13 in acquisition related costs, which are included in the initial cost of the investment of $956, with a potential total cost of the investment of $2,956 assuming the earn-out of all contingent consideration.

The results of operations of ISC and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $271 (including $57 in cash) was recorded as goodwill in the amount of $742. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill will be assigned to the communications accessories segment and is expected to be fully deductible for income tax purposes.

The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$57
Trade accounts receivables, net	535
Inventories	117
Prepaid expenses and other current assets	175

Total current assets	884
Property, plant and equipment, net	787
Goodwill	742

Total assets acquired	2,413

LIABILITIES
Current liabilities:
Current portion of long-term debt	720
Accounts payable	333
Other current liabilities	159

Total current liabilities	1,212
Long-term liabilities:
Debt	188

Total liabilities assumed	1,400

Total Purchase Price	$1,013

     The following table summarizes the unaudited pro forma financial information for the periods indicated as if the ISC acquisition had occurred at the beginning of the period being presented. The pro forma information contains the actual combined results of ISC and us, with the results prior to the acquisition date including pro forma impact of: the impact on interest expense in connection with funding the cash portion of the acquisition purchase price. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Three-Month Periods Ended		Nine-Month Periods Ended
(in thousands, except per	September 29,	September 30,	September 29,	September 30,
share data)	2007	2006	2007	2006

Revenues	$34,271	$24,468	$102,909	$65,999

Net Income (Loss)	$(107)	$(1,925)	$784	$(3,126)

Earnings (Loss) per share — Basic	$(0.01)	$(0.13)	$0.05	$(0.21)
Earnings (Loss) per share — Diluted	$(0.01)	$(0.13)	$0.05	$(0.21)
2006 Acquisitions
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
     The total consideration given for ABLE was a combination of cash and equity. The initial cash purchase price was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. In August 2007, the $5,000 cumulative revenues milestone was attained, and as such, we have recorded the first $250 contingent cash payment, which resulted in an increase in goodwill of $250. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, based on the closing price of the stock on the closing date of the acquisition, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. The fair value of the stock warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions as of May 19, 2006 (the date of acquisition):

Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0.00%
Weighted average expected life (years)	2.50
     We have incurred $59 in acquisition related costs, which are included in the total potential cost of the investment of $3,981.
     The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,268 (including $104 in cash) was recorded as goodwill in the amount of $1,567. The acquired goodwill has been assigned to the Non-Rechargeable Products segment and is not expected to be deductible for income tax purposes.
     The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash and cash equivalents	$104
Trade accounts receivables, net	318
Inventories	737
Prepaid expenses and other current expenses	73

Total current assets	1,232
Property, plant and equipment, net	740
Goodwill	1,567
Intangible assets:
Trademarks	90
Patents and technology	390
Customer relationships	820
Distributor relationships	300
Non-compete agreements	40

Total assets acquired	5,179

LIABILITIES
Current liabilities:
Accounts payable	1,085
Other current liabilities	110

Total current liabilities	1,195
Long-term liabilities:
Other long-term liabilities	65
Deferred tax liability	84

Total liabilities assumed	1,344

Total Purchase Price	$3,835

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
     Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. The purchase price is subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. A cash payment of $1,500 was made to the sellers during the first quarter of 2007 and as of September 29, 2007, we have accrued $1,889 for the remaining final post-closing adjustment of $3,389. As of December 31, 2006, we had accrued $3,000 for the post-closing adjustment. The respective accruals for the post-closing adjustment are included in the Other Current Liabilities line on our Consolidated Balance Sheet.
     The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of our credit facility with our primary lending banks, which was amended to accommodate the acquisition of McDowell. The $20,000 convertible note carries a five-year term, an annual interest rate of 4% and is convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. In April 2007, in connection with its dissolution, McDowell distributed the convertible note to its members in proportion to their membership interests, resulting in six separate convertible notes aggregating $20,000. We have incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $28,448.
     On October 5, 2007, we announced a settlement agreement with the sellers of McDowell, which reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible note from $20,000 to $14,000, and eliminating a $1,889 liability related to the purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5%. The settlement agreement, including the reduction in the purchase price and related interest rate increase, is subject to termination retroactively by the sellers of McDowell, if we do not make prepayments totaling $3,500 on the convertible notes on or before November 18, 2007. Upon payment of the $3,500, we anticipate that we will report a one-time, non-operating gain of approximately $7,500 to account for the purchase price reduction, net of certain adjustments related to the change in the interest rate on the convertible notes.
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
     In connection with the McDowell acquisition, we entered into an operating lease agreement for real property in Waco, Texas with a partnership that is 50% owned by Thomas Hauke, who joined us as an executive officer following the completion of the McDowell acquisition. The lease term was for one year, with annual rent of $227, payable in monthly installments. In June 2007, this lease was extended through September 2007. In September 2007, this lease was extended through October 2007. On November 1, 2007, we entered into a new operating lease agreement on a month-to-month basis for $10 per month, due to a reduction in total square feet being utilized. During the first quarter of 2007, Mr. Hauke resigned from his position.

3. GOODWILL AND OTHER INTANGIBLE ASSETS
     a. Goodwill
          The following table summarizes the goodwill activity by segment for the nine months ended September 29, 2007:

	Non-
	Rechargeable	Rechargeable	Communications
	Products	Products	Accessories	Total
Balance at December 31, 2006	$1,239	$2,421	$9,684	$13,344

Acquisition of ISC	—	—	742	742
Adjustments to purchase price allocation	328	194	776	1,298
Effect of foreign currency translations	90	—	—	90

Balance at September 29, 2007	$1,657	$2,615	$11,202	$15,474

     The following table summarizes the goodwill activity by segment for the nine months ended September 30, 2006:

	Non-
	Rechargeable	Rechargeable	Communications
	Products	Products	Accessories	Total
Balance at December 31, 2005	$—	$—	$—	$—

Acquisition of ABLE	516	—	—	516
Acquisition of McDowell	—	2,256	9,023	11,279
Adjustments to purchase price allocation	718	—	—	718

Balance at September 30, 2006	$1,234	$2,256	$9,023	$12,513

     b. Other Intangible Assets
          The composition of intangible assets was:

		September 29, 2007
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$3,096	$—	$3,096
Patents and technology	3,617	1,392	2,225
Customer relationships	2,865	1,236	1,629
Distributor relationships	320	105	215
Non-compete agreements	209	123	86

Total intangible assets	$10,107	$2,856	$7,251

	December 31, 2006
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$3,090	$—	$3,090
Patents and technology	3,737	619	3,118
Customer relationships	2,940	476	2,464
Distributor relationships	300	55	245
Non-compete agreements	204	49	155

Total intangible assets	$10,271	$1,199	$9,072

     Amortization expense for intangible assets was $549 and $512 for the three-month periods ended September 29, 2007 and September 30, 2006, respectively. Amortization expense for intangible assets was $1,630 and $512 for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively.
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
     The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net Income (a)	$(128)	$(1,698)	$1,134	$(1,449)

Average Shares Outstanding — Basic (b)	15,160	14,987	15,120	14,867
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	215	—
Restricted Stock	—	—	11	—
Convertible Note Payable	—	—	—	—

Average Shares Outstanding — Diluted (c)	15,160	14,987	15,346	14,867

EPS — Basic (a/b)	$(0.01)	$(0.11)	$0.08	$(0.10)
EPS — Diluted (a/c)	$(0.01)	$(0.11)	$0.07	$(0.10)
     We had options and warrants outstanding to purchase 1,590,600 and 1,858,771 shares of common stock at September 29, 2007 and September 30, 2006, respectively, which were not included in the computation of diluted EPS because these securities were anti-dilutive. We also had 1,333,333 and

1,333,333 shares of common stock at September 29, 2007 and September 30, 2006, respectively, reserved under a convertible note payable, which were also not included in the computation of diluted EPS because these securities were anti-dilutive. The anti-dilutive securities were due to the exercise and/or conversion prices being greater than the average market price of the common shares.
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
     Our shareholders approved a 1992 stock option plan for grants to key employees, directors and consultants of ours. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant date. The NQSOs vest immediately and expire on the sixth anniversary of the grant date. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of September 29, 2007, there were 40,700 stock options outstanding under this plan.
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
     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three or five year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of September 29, 2007, there were 1,764,038 stock options outstanding under the amended 2000 stock option plan and the LTIP.
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
b. Stock Options
     In conjunction with SFAS 123R, we recorded compensation cost related to stock options of $366 and $1,179 for the three- and nine-month periods ended September 29, 2007, respectively, and $332 and $898 for the three- and nine-month periods ended September 30, 2006, respectively. As of September 29, 2007, there was $1,984 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.44 years.
     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the nine-month periods ended September 29, 2007 and September 30, 2006:

	Nine-Month	Nine-Month
	Period Ended	Period Ended
	September 29,	September 30,
	2007	2006
Risk-free interest rate	4.63%	4.91%
Volatility factor	57.17%	60.20%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.75	3.64
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
     Stock option activity for the first nine months of 2007 is summarized as follows (in thousands, except shares and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value
Shares under option at January 1, 2007	1,815,471	$11.03
Options granted	241,500	10.23
Options exercised	(109,433)	4.41
Options forfeited	(78,300)	9.80
Options expired	(16,500)	14.82

Shares under option at September 29, 2007	1,852,738	$11.34	4.45 years	$4,489

Vested and expected to vest as of September 29, 2007	1,778,963	$11.36	4.39 years	$4,333

Options exercisable at September 29, 2007	1,093,344	$11.88	3.56 years	$2,731
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month period ended September 29, 2007 was $660.
     Prior to adopting SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. SFAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first nine months of 2007 and 2006. Cash received from option exercises under our stock-based compensation plans for the nine-month periods ended September 29, 2007 and September 30, 2006 was $470 and $572, respectively.
c. Restricted Stock Awards
     Restricted stock grants were awarded during the nine-month periods ended September 29, 2007 and September 30, 2006 with the following values:

	Nine-Month Period	Nine-Month Period
	Ended	Ended
	September 29, 2007	September 30, 2006
Number of shares awarded	28,948	26,668
Weighted average fair value per share	$10.57	$10.30

Aggregate total value	$305,980	$274,787

     The activity of restricted stock grants of common stock for the first nine months of 2007 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2006	72,334	$10.50
Granted	28,948	10.57
Vested	(20,571)	10.40
Forfeited	—	—

Unvested at September 29, 2007	80,711	$10.56

     We recorded compensation cost related to restricted stock grants of $135 and $353 for the three- and nine-month periods ended September 29, 2007, respectively, and $77 and $77 for the three- and nine-month periods ended September 30, 2006, respectively. As of September 29, 2007, we had $690 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.11 years. The total fair value of these grants that vested during the nine-month period ended September 29, 2007 was $216.
6. COMPREHENSIVE INCOME
     The components of our total comprehensive income were:

	Three-Month Periods		Nine-Month Periods
	Ended		Ended

	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net income (loss)	$(128)	$(1,698)	$1,134	$(1,449)
Foreign currency translation adjustments	167	117	507	487
Change in fair value of derivatives, net of tax	(19)	(35)	(32)	(3)

Total comprehensive income	$20	$(1,616)	$1,609	$(965)

7. INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	September 29, 2007	December 31, 2006

Raw materials	$19,903	$14,964
Work in process	6,366	9,061
Finished goods	6,246	4,541

	32,515	28,566
Less: Reserve for obsolescence	2,584	1,206

	$29,931	$27,360

8. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following:

	September 29, 2007	December 31, 2006

Land	$123	$123
Buildings and leasehold improvements	5,019	4,336
Machinery and equipment	42,052	40,485
Furniture and fixtures	1,326	982
Computer hardware and software	2,358	2,127
Construction in progress	1,735	1,300

	52,613	49,353
Less: Accumulated depreciation	32,990	29,957

	$19,623	$19,396

     Depreciation expense for property, plant and equipment was $941 and $2,796 for the three- and nine-month periods ended September 29, 2007, respectively, and $912 and $2,696 for the three- and nine-month periods ended September 30, 2006, respectively.

9. DEBT
     Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including all of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $15,000. Availability under the revolving credit component is subject to meeting certain financial covenants. We are required to meet certain financial covenants under the facility, as amended, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid).
     On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. On January 1, 2006, the adjusted rate was 6.98%. On February 14, 2007, the adjusted rate increased to 7.23%, and on August 15, 2007, the adjusted rate decreased to 6.98%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 29, 2007 resulted in an asset of $27, all of which was reflected as a short-term asset.
     There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Recently, effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provided that the banks would forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility. The banks agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breached the Forbearance and Amendment or unless another event or condition occured that constituted a default under the credit facility. Each bank agreed to continue to make revolving loans available to us during the Forbearance Period. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment was reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both were increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
     Effective March 23, 2007, we entered into Extension of Forbearance and Amendment Number Seven to Credit Agreement (“Extension and Amendment”) with the banks. The Extension and Amendment provided that the banks agreed to extend the Forbearance Period until May 18, 2007. The Extension and Amendment also acknowledged that we continued not to be in compliance with the financial covenants identified above for the fiscal quarter ended December 31, 2006 and did not contemplate being in compliance for the fiscal quarter ending March 31, 2007.

     Effective May 18, 2007, we entered into Extension of Forbearance and Amendment Number Eight to Credit Agreement (“Second Extension and Amendment”) with the banks. The Second Extension and Amendment provided that the banks agreed to extend the Forbearance Period until August 15, 2007. The Second Extension and Amendment also acknowledged that we continued not to be in compliance with the financial covenants identified above for the fiscal quarter ended March 31, 2007 and did not contemplate being in compliance for the fiscal quarter ending June 30, 2007.
     Effective August 15, 2007, we entered in Amendment Number Nine to Credit Agreement (“Amendment Nine”) with the banks. Amendment Nine effectively ended the Forbearance Period and extended the term of the revolving credit component of the facility to January 31, 2009 and the term of the term loan component of the facility to July 1, 2009. Amendment Nine also added several definitions and modified or replaced certain covenants. As of September 29, 2007, we were in compliance with all of the credit facility covenants, as amended.
     While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility.
     As of September 29, 2007, we had $3,667 outstanding under the term loan component of our credit facility with our primary lending bank and $8,950 was outstanding under the revolver component. As a result of the uncertainty of our ability to comply with the modified or replaced financial covenants within the next year, we continued to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of September 29, 2007. The revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit. At September 29, 2007, we had no outstanding letters of credit related to this facility, as amended August 15, 2007, leaving $6,050 of additional borrowing capacity.
     As of September 29, 2007, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had $4 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $910 in additional borrowing capacity under this credit facility as of September 29, 2007.
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
     For the three- and nine-month periods ended September 29, 2007, we recorded no income tax expense, due to the loss reported for U.S. operations during the period. The effective tax rate for the total consolidated company was 0%. The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe it is more likely than not that we will realize the benefit of these losses. As a result, there is no provision for income taxes for the U.S. operations or the U.K. subsidiary reflected in the Condensed Consolidated Statements of Operations.

     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At September 29, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
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
     The tax years 2004 to 2006 remain open to examination by United States taxing jurisdictions, and for our other major jurisdictions (UK and China), the tax years 2001 to 2006 and 2003 to 2006, respectively, remain open to routine examination by foreign taxing authorities.
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
     As of September 29, 2007, we have made commitments to purchase approximately $320 of production machinery and equipment.
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2007 were as follows:

Balance at December 31, 2006	$522
Accruals for warranties issued	131
Settlements made	(215)

Balance at September 29, 2007	$438

     A retail end-user of a product manufactured by one of our customers (the “Customer”) made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that might be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for a period of time in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. As of September 29, 2007, we no longer have an accrual in the warranty reserve related to anticipated replacements under this agreement, due to the lack of actual claims for replacements during the past few years. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through September 29, 2007, total costs incurred have amounted to approximately $195, none of which has been capitalized. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation is being developed. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At September 29, 2007 and December 31, 2006, we had $45 and $35, respectively, reserved for this matter.
     We have had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of September 29, 2007, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, we have received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and are furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
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
12. BUSINESS SEGMENT INFORMATION
     We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Accessories, and Technology Contracts. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated. The Rechargeable Products segment includes: our lithium ion and lithium polymer rechargeable batteries and charging systems and accessories, such as cables. In 2006, as a result of the acquisition of McDowell Research, we formed a new segment, Communications Accessories. The Communications Accessories segment includes: power supplies, cables and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems kits. In addition, the Communications Accessories segment includes our engineering and technical services for communication and electronic systems. The Technology Contracts segment includes: revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges.
Three-Month Period Ended September 29, 2007

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total
Revenues	$22,819	$3,252	$6,733	$487	$—	$33,291
Segment contribution	4,360	703	1,637	222	(6,724)	198
Interest expense, net					(497)	(497)
Miscellaneous					171	171
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$(128)
Total assets	$50,725	$17,770	$26,440	$88	$4,265	$99,288
Three-Month Period Ended September 30, 2006

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total
Revenues	$16,998	$3,463	$3,046	$218	$—	$23,725
Segment contribution	2,400	397	1,104	80	(6,118)	(2,137)
Interest expense, net					(432)	(432)
Miscellaneous					39	39
Income taxes-current					4	4
Income taxes-deferred					828	828

Net income						$(1,698)
Total assets	$47,748	$7,602	$27,526	$120	$29,236	$112,232
Nine-Month Period Ended September 29, 2007

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total
Revenues	$63,785	$13,342	$22,912	$768	$—	$100,807
Segment contribution	15,109	3,008	4,608	315	(20,534)	2,506
Interest expense, net					(1,726)	(1,726)
Miscellaneous					354	354
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$1,134
Total assets	$50,725	$17,770	$26,440	$88	$4,265	$99,288

Nine-Month Period Ended September 30, 2006

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total
Revenues	$51,101	$8,676	$3,046	$614	$—	$63,437
Segment contribution	9,280	1,882	1,104	62	(13,776)	(1,448)
Interest expense, net					(759)	(759)
Miscellaneous					377	377
Income taxes-current					(20)	(20)
Income taxes-deferred					(401)	(401)

Net income						$(1,449)
Total assets	$47,748	$7,602	$27,526	$120	$29,236	$112,232
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
     In November 2006, we experienced a fire that damaged certain inventory and property at our facility in China, which began in a battery storage area. Certain inventory and portions of buildings were damaged. We believe we maintain adequate insurance coverage for this operation. The total amount of the loss pertaining to assets and the related expenses is expected to be approximately $849. The majority of the insurance claim is related to the recovery of damaged inventory. In July 2007, we received approximately $637 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of September 29, 2007, our current assets in our Consolidated Balance Sheet included a receivable from insurance companies for approximately $148, representing additional proceeds to be received.
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
15. SUBSEQUENT EVENT
On October 30, 2007, we entered into definitive agreements to acquire all of the outstanding shares of two affiliated companies headquartered in Clearwater, Florida: Stationary Power Services, Inc. (“SPS”), an infrastructure power management services company, and Reserve Power Systems, Inc. (“RPS”), a provider of lead-acid batteries for standby power systems. The purchase price for both companies, excluding the payment of any contingent purchase price, is anticipated to be approximately $11,400. Under the terms of the agreements, the SPS purchase price will consist of $6,000 in cash and a $4,000 non-transferable subordinated convertible note to be held by the seller, and the RPS purchase price will consist of 100,000 unregistered shares of our common stock, currently valued at $1,400, to be issued upon closing. The $4,000 convertible note carries a three-year term and is convertible at $15 per share of our common stock, with a forced conversion feature at $17 per share. We are working with our banks to finalize the cash financing. The acquisitions, subject to customary closing conditions, are expected to close by the end of the fourth quarter. We anticipate that these acquisitions will be accretive in the first quarter of 2008.

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
General
          We are a global provider of high-energy power systems, communications accessories, and engineering and technical services for diverse applications. We develop, manufacture and market a wide range of non-rechargeable and rechargeable batteries, charging systems and accessories for markets including defense, commercial and consumer portable electronics. Through our portfolio of standard products and engineered solutions, we are at the forefront of providing the next generation of power systems, communications accessories and technical services. Our battery technologies allow us to offer batteries and power systems that are flexibly configured, lightweight and generally capable of achieving longer operating time than many competing batteries currently available. Our communications accessories offer users a wide variety of integrated solutions that satisfy the most demanding applications. Our engineering and technical services capabilities enable us to design, integrate, and field mobile, modular and fixed-site communication and electronic systems.
          We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Accessories, and Technology Contracts. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated. The Rechargeable Products segment includes: our lithium ion and lithium polymer rechargeable batteries and charging systems and accessories, such as cables. In 2006, as a result of the acquisition of McDowell Research, we formed a new segment, Communications Accessories. The Communications Accessories segment includes: power supplies, cables and connector assemblies, RF Amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems kits. In addition, the Communications Accessories segment includes our engineering and technical services for communication and electronic systems. The Technology Contracts segment includes: revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges.

          We continually evaluate ways to grow, including opportunities to expand through mergers and acquisitions. On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China. The total consideration given was a combination of cash and equity. The initial cash portion of the purchase price of $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. In August 2007, the $5,000 cumulative revenues milestone was attained, and as such, we have recorded the first $250 contingent cash payment. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. (See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.)
          On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas. Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. In addition, the purchase price was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. On October 5, 2007, we announced a settlement agreement with the sellers of McDowell, which reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible note from $20,000 to $14,000, and eliminating a $1,889 liability related to the Purchase Price Adjustment formula. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we are to make prepayments totaling $3,500 on the convertible notes on or before November 18, 2007. (See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.)
          On September 28, 2007, we finalized the acquisition of all of the issued and outstanding shares of common stock of Innovative Solutions Consulting, Inc. (“ISC”), a provider of a full range of engineering and technical services for communication electronic systems to government agencies and prime contractors. The initial cash purchase price was $1,000, with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the Stock Purchase Agreement. The initial $1,000 cash payment was financed through a combination of cash on hand and borrowings through the revolver component of our credit facility with our primary lending banks. (See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.)
Results of Operations
Three-month periods ended September 29, 2007 and September 30, 2006
          Revenues. Consolidated revenues for the three-month period ended September 29, 2007 amounted to $33,291, an increase of $9,566, or 40%, from the $23,725 reported in the same quarter in the prior year. Non-rechargeable product sales increased $5,821, or 34%, from $16,998 last year to $22,819 this year. The increase in revenues was mainly attributable to higher sales of batteries to international defense organizations and an increase in demand from automotive telematics customers, offset in part by lower 9-volt battery revenues. Rechargeable product revenues were $3,252 in 2007, at around the same level as $3,463 reported in the previous year. Communications Accessories revenues increased $3,687, or 121%, from $3,046 to $6,733, mainly due to strong demand of communications systems and kits sold to government/defense customers. Technology Contract revenues were $487 in the third quarter of 2007, an increase of $269 from the $218 reported in the third quarter of 2006 mainly due to the timing of various contract awards and the related work being performed on such contracts.

          Cost of Products Sold. Cost of products sold totaled $26,369 for the quarter ended September 29, 2007, an increase of $6,625, or 34%, from the $19,744 reported for the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $6,922, an increase of $2,941 over the $3,981 reported in the same quarter in the prior year due mainly to higher sales and production volumes and a more favorable sales mix. As a percentage of revenues, consolidated gross margins amounted to 21% in the third quarter of 2007, an increase from 17% reported in the third quarter of 2006. Non-rechargeable product margins were $4,360, or 19% of revenues, for the third quarter of 2007 compared with $2,400, or 14% of revenues, in the same period in 2006. Improvements in non-rechargeable gross margins resulted mainly from higher production volumes. In our Rechargeable operations, gross margin amounted to $703 in the third quarter of 2007, or 22% of revenues, compared to $397, or 11% of revenues, in 2006. This increase in gross margin was attributable to a more favorable product mix. Communications Accessories margins were $1,637, or 24% of revenues, for the third quarter of 2007, an increase of $533 when compared with $1,104, or 36% of revenues, in the same period in 2006. The decrease in the percentage of revenues was mainly due to operational issues incurred at our Waco, Texas operation shortly after the acquisition of McDowell in July 2006 that resulted in the procurement of premium cost inventory. As a result of the manufacturing inefficiencies, during the third quarter of 2007, we relocated a significant majority of the Waco Operations to our Newark, New York facility to instill better processes and manufacturing disciplines. The costs associated with this relocation amounted to approximately $86. Gross margins in the Technology Contract segment amounted to $222, or 46% of revenues in the third quarter of 2007, compared to $80, or 37% of revenues, in 2006, an increase of $142 mainly due to varying margins realized under different technology contracts.
          Operating Expenses. Operating expenses for the three-month period ended September 29, 2007 totaled $6,724, an increase of $606 from the prior year’s amount of $6,118. Overall, operating expenses as a percentage of sales decreased to 20% in the third quarter of 2007 from 26% reported in the prior year. Research and development costs were $1,547 in 2007 consistent with the $1,517 reported in 2006. In addition to the research and development line shown in Operating Expenses, we also consider our efforts in the Technology Contracts segment to be related to key product development efforts. Selling, general, and administrative expenses increased $576 to $5,177, primarily related to higher professional fees incurred from acquisition-related activity and higher corporate costs required to operate a more diverse business. Overall, amortization expense associated with intangible assets related to the acquisitions of ABLE and McDowell caused $549 ($294 in selling, general, and administrative expenses and $255 in research and development costs) in operating expenses, an increase of $37 from the prior year amount of $512.
          Other Income (Expense). Interest expense, net, for the third quarter of 2007 was $497, an increase of $65 from the comparable period in 2006, mainly related to higher borrowings under our revolving credit facility. Miscellaneous income/expense amounted to income of $171 for the third quarter of 2007 compared with income of $39 for the same period in 2006. This increase was primarily due to foreign currency exchange gains related to the strengthening of the U.K. pound sterling compared with the U.S. dollar.
          Income Taxes. We reflected no income tax expense for the third quarter of 2007 compared with a tax benefit of $832 in the third quarter of 2006. The effective consolidated tax rate for the third quarter of 2007 was 0% compared with 33% for the same period in 2006. Since we have significant net operating loss carryforwards from our U.S. and U.K. operations, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At September 29, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
          Net Income (Loss). Net loss and loss per diluted share were $128 and $0.01, respectively, for the three months ended September 29, 2007, compared to net loss and loss per diluted share of $1,698 and $0.11, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 14,987,000 in the third quarter of 2006 to 15,160,000 in 2007, mainly due to stock option exercises and restricted stock grants.
Nine-month periods ended September 29, 2007 and September 30, 2006
          Revenues. Consolidated revenues for the nine-month period ended September 29, 2007 amounted to $100,807, an increase of $37,370, or 59%, from the $63,437 reported in the same period in the prior year. Non-rechargeable product sales increased $12,684, or 25%, from $51,101 last year to $63,785 this year. The increase in revenues was mainly attributable to an increase in sales of HiRate batteries and distribution sales of lithium sulfur-dioxide BA-5590 batteries, as well as sales attributable to the addition of ABLE in May 2006, offset in part by lower sales of small cylindrical cell products due to lower demand from the U.S. Department of Defense. Rechargeable product revenues increased $4,666, or 54%, from $8,676 to $13,342, mainly due to higher shipments of multi-cell lithium ion rechargeable battery packs, particularly UBI-2590 batteries, and charger systems, sold primarily to government and defense customers. Communications Accessories revenues increased $19,866, or 652%, from $3,046 to $22,912, mainly due to the fact that 2007 includes nine months of sales activity in the segment compared with only three months in 2006 as a result of the acquisition of McDowell Research in July 2006. Technology Contract revenues were $768 in the first nine months of 2007, an increase of $154 from the $614 reported in the first nine months of 2006 mainly attributed to the timing of various contract awards and the related work being performed on such contracts.
          Cost of Products Sold. Cost of products sold totaled $77,767 for the nine-month period ended September 29, 2007, an increase of $26,658, or 52%, from the $51,109 reported for the same nine-month period a year ago. The gross margin on consolidated revenues for the nine-month period was $23,040, an increase of $10,712 over the $12,328 reported in the same nine-month period in the prior year due mainly to higher sales volumes and improved sales mix, including the impact from the ABLE and McDowell acquisitions. As a percentage of revenues, consolidated gross margins amounted to 23% in the first nine months of 2007, an increase from 19% reported in the first nine months of 2006. Non-rechargeable product margins were $15,109, or 24% of revenues, for the first nine months of 2007 compared with $9,280, or 18% of revenues, in the same period in 2006. Improvements in non-rechargeable gross margins resulted from higher production and sales volumes, a more favorable sales mix and improved operating efficiencies at our U.K. manufacturing facility. In our Rechargeable operations, gross margin amounted to $3,008 in the first nine months of 2007, or 23% of revenues, compared to $1,882, or 22% of revenues, in 2006. This modest increase in gross margin was mainly attributable to a more favorable product mix. Communications Accessories margins were $4,608, or 20% of revenues, for the first nine months of 2007 compared with $1,104, or 36% of revenues, in the same period in 2006. These Communications Accessories margins in 2007 were hampered by the use of premium cost raw material inventory that was procured during the latter part of 2006. Gross margins in the Technology Contract segment amounted to $315, or 41% of revenues in the first nine months of 2007, compared to $62, or 10% of revenues, in the same period in 2006, an improvement of $253 mainly due to varying margins realized under different technology contracts.
          Operating Expenses. Operating expenses for the nine-month period ended September 29, 2007 totaled $20,534, an increase of $6,758 from the prior year’s amount of $13,776. Overall, operating expenses as a percentage of sales decreased to 20% in the first nine months of 2007 from 22% reported in the prior year. Research and development costs increased $1,488 to $4,849 in 2007 due mainly to an increase in intangible asset amortization expense of $486, an increase in McDowell’s product development costs of $657 for nine months in 2007 versus three months in 2006, as well as an increased investment in overall product development and design activity. In addition to the research and development line shown in Operating Expenses, we also consider our efforts in the Technology Contracts segment to be related to key product development efforts. Selling, general, and administrative expenses increased $5,270 to $15,685, primarily related to an increase in costs associated with ABLE and McDowell of approximately $2,200 for nine months in 2007 compared with only three months in 2006, an increase in the amortization of intangible assets in 2007 of $632, and an overall increase in general corporate expenses related to operating a larger, more diverse business. Overall, amortization expense associated with intangible assets related to the acquisitions of ABLE and McDowell caused $1,630 ($866 in selling, general, and administrative expenses and $764 in research and development costs) in operating expenses, an increase of $1,118 from the prior year amount of $512.
          Other Income (Expense). Interest expense, net, for the first nine months of 2007 was $1,726, an increase of $967 from the comparable period in 2006, mainly related to interest on the $20,000 convertible note issued to partially finance the McDowell acquisition in July 2006, and higher borrowings under our revolving credit facility. During 2006, we recorded a $191 gain on insurance settlement related to the finalization of an insurance claim for our U.K. operations (See Note 13 in Notes to Condensed Consolidated Financial Statements for additional information.). Miscellaneous income/expense amounted to income of $354 for the first nine months of 2007 compared with income of $186 for the same period in 2006. This increase was primarily due to foreign currency exchange gains related to the strengthening of the U.K. pound sterling compared with the U.S. dollar.
          Income Taxes. We reflected no income tax expense for the first nine months of 2007 compared with a tax benefit of $381 in the first nine months of 2006. The effective consolidated tax rate for the first nine months of 2007 was 0% compared with 21% for the same period in 2006. Since we have significant net operating loss carryforwards from our U.S. and U.K. operations, the cash outlay for income taxes is expected to be nominal for quite some time into the future.
          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At September 29, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
          Net Income (Loss). Net income and earnings per diluted share were $1,134 and $0.07, respectively, for the nine months ended September 29, 2007, compared to net loss and loss per diluted share of $1,449 and $0.10, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 14,867,000 in the first nine months of 2006 to 15,346,000 in 2007, mainly due to stock option exercises and restricted stock grants.
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

     We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net income (loss)	$(128)	$(1,698)	$1,134	$(1,449)
Add: interest expense, net	497	432	1,726	759
Less: income tax benefit	—	(832)	—	(381)
Add: depreciation expense	955	930	2,871	2,747
Add: amortization expense	549	512	1,630	512
Add: stock-based compensation expense	501	409	1,532	975

Adjusted EBITDA	$2,374	$(247)	$8,893	$3,163

Liquidity and Capital Resources
          As of September 29, 2007, cash and cash equivalents totaled $927, an increase of $207 from the beginning of the year. During the nine-month period ended September 29, 2007, operating activities generated $4,164 in cash as compared to a generation of $4,007 for the nine-month period ended September 30, 2006. The generation of cash from operating activities in 2007 resulted mainly from an increase in earnings before depreciation and amortization, offset in part by higher inventory balances. Inventory levels have increased since the beginning of the year due mainly to a procurement of certain raw materials that were suddenly in short supply, in order to meet anticipated customer demand.
          We used $4,163 in cash for investing activities during the first nine-month period of 2007 compared with $8,038 in cash used for investing activities in the same period in 2006. In 2007, we made an investment of $956 to acquire ISC and a $1,500 payment related to the asset purchase of McDowell, whereas in 2006 we made investments of $1,949 to acquire ABLE and $5,059 to acquire McDowell. In addition, we spent $1,706 to purchase plant, property and equipment in 2007, as compared with $1,030 for the same period in 2006.
          During the nine-month period ended September 29, 2007, we used $24 in funds from financing activities compared to a generation of $2,041 in funds in the same period of 2006. The financing activities in 2007 included a $1,355 inflow from drawdowns on the revolver portion of our primary credit facility, offset in part by outflows for principal payments of term debt under our primary credit facility and capital lease obligations. During the first nine months of 2007, we issued approximately 109,000 shares of common stock related to the exercises of stock options for which we received approximately $470 in cash proceeds.
          Inventory turnover for the first nine months of 2007 was an annualized rate of approximately 3.0 turns per year, down from the 3.2 turns for the full year of 2006. The decline in this metric is mainly due to the timing of production and shipments, including the impact from procuring materials that were unexpectedly in short supply in late 2006, maintaining a supply of raw materials for surge production for the U.S. military, and the impact of procuring premium priced inventory at our Waco operation in the latter part of 2006. We expect this metric to improve during 2007 as production is brought more in line with shipment schedules and as we work to shorten our supply chain with our vendors. Our Days Sales Outstanding (DSOs) was an average of 55 days for the first nine months of 2007, an increase from the 2006 average of 50 days, as our customer base has expanded internationally and the credit terms for non-U.S. customers are generally more lenient than for U.S. customers.

          At September 29, 2007, we had outstanding capital lease obligations of $430.
          As of September 29, 2007, we had made commitments to purchase approximately $320 of production machinery and equipment, which we expect to fund through operating cash flows.
          Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including all of our subsidiaries. The lenders of the new credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $15,000. Availability under the revolving credit component is subject to meeting certain financial covenants. We are required to meet certain financial covenants under the facility, as amended, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid)
          On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. On January 1, 2006, the adjusted rate was 6.98%. On February 14, 2007, the adjusted rate increased to 7.23%, and on August 15, 2007, the adjusted rate decreased to 6.98%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 29, 2007 resulted in an asset of $27, all of which was reflected as a short-term asset.
          There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Recently, effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provided that the banks would forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility. The banks agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breached the Forbearance and Amendment or unless another event or condition occured that constituted a default under the credit facility. Each bank agreed to continue to make revolving loans available to us during the Forbearance Period. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment was reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both were increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
          Effective March 23, 2007, we entered into Extension of Forbearance and Amendment Number Seven to Credit Agreement (“Extension and Amendment”) with the banks. The Extension and Amendment provided that the banks agreed to extend the Forbearance Period until May 18, 2007. The Extension and Amendment also acknowledged that we continued not to be in compliance with the financial covenants identified above for the fiscal quarter ended December 31, 2006 and did not contemplate being in compliance for the fiscal quarter ending March 31, 2007.
          Effective May 18, 2007, we entered into Extension of Forbearance and Amendment Number Eight to Credit Agreement (“Second Extension and Amendment”) with the banks. The Second Extension and Amendment provided that the banks agreed to extend the Forbearance Period until August 15, 2007. The Second Extension and Amendment also acknowledged that we continued not to be in compliance with the financial covenants identified above for the fiscal quarter ended March 31, 2007 and did not contemplate being in compliance for the fiscal quarter ending June 30, 2007.
          Effective August 15, 2007, we entered in Amendment Number Nine to Credit Agreement (“Amendment Nine”) with the banks. Amendment Nine effectively ended the Forbearance Period and extended the term of the revolving credit component of the facility to January 31, 2009 and the term of the term loan component of the facility to July 1, 2009. Amendment Nine also added several definitions and modified or replaced certain covenants. As of September 29, 2007, we were in compliance with all of the credit facility covenants, as amended.
          While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility.
          As of September 29, 2007, we had $3,667 outstanding under the term loan component of our credit facility with our primary lending bank and $8,950 was outstanding under the revolver component. As a result of the uncertainty of our ability to comply with the modified or replaced financial covenants, per Amendment Nine, within the next year, we continue to classify all of the debt associated with this credit facility as a current liability on the Condensed Consolidated Balance Sheet as of September 29, 2007. The revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit. At September 29, 2007, we had no outstanding letters of credit related to this facility, as amended August 15, 2007, leaving $6,050 of additional borrowing capacity.
          As of September 29, 2007, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had $4 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $910 in additional borrowing capacity under this credit facility as of September 29, 2007.
          During the first nine-month periods of 2007 and 2006, we issued 109,000 and 165,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $470 in 2007 and $1,076 in 2006 in cash proceeds as a result of these transactions.
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
          With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. With respect ot our communications accesory products, we typically offer a four-year warranty. We also offer a 10-year warranty on our 9-volt batteries that are used in ionization-type smoke alarms. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.
Outlook
          Management is projecting revenue of approximately $41,000 to $44,000 for the fourth quarter ending December 31, 2007, based on a strong backlog position, anticipated orders and anticipated delivery schedules. Based on this revenue estimate, which excludes any incremental revenue associated with the pending acquisitions of Stationary Power Services and Reserve Power Systems, management anticipates reporting operating income of approximately $2,700 to $3,500, inclusive of approximately $1,000 of non-cash expenses related to stock-based compensation and intangible asset amortization. In addition, management expects to report a one-time, non-operating gain of approximately $7,500 in the fourth quarter related to the negotiated purchase price settlement agreement with the sellers of McDowell Research, announced on October 5.
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
          During the first nine months of 2007, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
          We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged a portion of this risk by entering into an interest rate swap arrangement in connection with the term loan component of our new credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the credit agreement. As of September 29, 2007, a one basis point change in the Eurodollar spread would have a less than $1 value change. (See Note 9 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
Item 4. CONTROLS AND PROCEDURES
          Evaluation Of Disclosure Controls And Procedures – Our president and chief executive officer (principal executive officer) and our vice president — finance and chief financial officer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the president and chief executive officer and vice president - finance and chief financial officer concluded that our disclosure controls and procedures were effective as of such date.
          Changes In Internal Control Over Financial Reporting – In the beginning of the third quarter of fiscal year 2006, we completed our acquisition of substantially all of the assets of McDowell Research, Ltd., a manufacturer of military communications accessories located in Waco, Texas. During the second half of 2006, we performed a limited assessment of McDowell’s internal control over financial reporting (ICFR). We have gained a basic understanding of the internal control structure within McDowell, which previously was a closely-held, private company.
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

          We are in the process of integrating McDowell into our business and assimilating McDowell’s operations, services, products and personnel with our management policies, procedures and strategies. In connection with this integration process, during the third quarter of 2007, we relocated a significant majority of the Waco Operations to our Newark, New York facility to instill better processes and manufacturing disciplines. We are in the process of remediating the noted internal control deficiencies and expect to complete the implementation of the necessary changes by the end of 2007.
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
          In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. Through September 29, 2007, total costs incurred have amounted to approximately $195, none of which has been capitalized. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation is being developed. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At September 29, 2007 and December 31, 2006, we had $45 and $35, respectively, reserved for this matter.

Item 6. Exhibits
10.1	Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE BATTERIES, INC. (Registrant)
Date: November 7, 2007	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President - Finance and Chief Financial Officer

Index to Exhibits
10.1	Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002