Form 10-K
period 2007-12-31
ULTRALIFE BATTERIES INC
filed 2008-03-19
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from
Commission file number 0-20852
ULTRALIFE BATTERIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1387013

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Technology Parkway, Newark, New York	14513

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (315) 332-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.10 per share	Name of each exchange on which registered The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller Reporting Company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes No ☑
     On June 30, 2007, the aggregate market value of the Common Stock of Ultralife Batteries, Inc. held by non-affiliates of the Registrant was approximately $109,000,000 (in whole dollars) based upon the closing price for such Common Stock as reported on the NASDAQ National Market System on June 29, 2007.
     As of March 1, 2008, the Registrant had 17,318,682 shares of Common Stock outstanding, net of 728,690 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III Ultralife Batteries, Inc. Proxy Statement — Certain portions of the Registrant’s Definitive Proxy Statement relating to the June 5, 2008 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10-14 herein, except for the equity plan information required by Item 12 as set forth therein.

PART I
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. See Risk Factors in Item 1A of this report.
     As used in this report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Batteries, Inc. and include our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., McDowell Research Co., Inc., ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd, RedBlack Communications, Inc. (formerly Innovative Solutions Consulting, Inc.), Stationary Power Services, Inc. and Reserve Power Systems, Inc.
     Dollar amounts throughout this Form 10-K Annual Report are presented in thousands of dollars, except for per share amounts.
ITEM 1. BUSINESS
General
     We offer products and services ranging from portable and standby power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: portable and standby power systems, communications and electronics systems and accessories, and custom engineered systems, solutions and services.
     We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, McDowell Research®, RedBlackTM Communications, Stationary Power ServicesTM, Reserve Power Systems and ABLETM brands. We have sales, operations and product development facilities in North America, Europe and Asia.
     We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Systems (formerly named Communications Accessories) and Design and Installation Services (formerly named Technology Contracts). The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated batteries. The Rechargeable Products segment includes: rechargeable batteries, charging systems, uninterruptable power supplies and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. The Design and Installation Services segment includes: standby power and communications and electronics systems design, installation and maintenance activities and revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 10 in the Notes to Consolidated Financial Statements.)
     We continually evaluate various ways to grow, including opportunities to expand through mergers, acquisitions and business partnerships. On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China. The total consideration for the acquisition was a combination of cash and equity. The initial cash portion of the purchase price was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. In August 2007, the $5,000 cumulative revenues milestone was attained, and as such, we have recorded the first $250 contingent cash payment. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
     On July 3, 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas. Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. In addition, the purchase price was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell, which resolved various operational issues that arose during the first several months following the acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible note from $20,000 to $14,000, and eliminating a $1,889 liability related to the Purchase Price Adjustment formula. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. In January 2008, the convertible notes were converted in full into 700,000 shares of our common stock. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
     On September 28, 2007, we finalized the acquisition of all of the issued and outstanding shares of common stock of Innovative Solutions Consulting, Inc. (“ISC”), a provider of a full range of engineering and technical services for communication electronic systems to government agencies and prime contractors located in Hollywood, Maryland. In January 2008, we renamed ISC to RedBlack Communications, Inc. (“RedBlack”). The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
     On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power Services, Inc. (“SPS”), an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries located in Clearwater, Florida. Under the terms of the stock purchase agreement, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the seller. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
      On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Reserve Power Systems, Inc. (“RPS”), an affiliate of SPS, and a supplier of lead acid batteries primarily for use by SPS in the design and installation of standby power systems. Under the terms of the stock purchase agreement, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to SPS, which historically have comprised substantially all of RPS’s sales. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
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

Non-Rechargeable Products
     We manufacture and/or market a family of lithium-manganese dioxide (Li-MnO2) non-rechargeable batteries including 9-volt, HiRate® cylindrical, and Thin Cell®, in addition to magnesium silver-chloride seawater-activated batteries, and other chemistries and form factors. We also manufacture and market a family of lithium-thionyl chloride (Li-SOCl2) non-rechargeable batteries produced by our ABLE operating unit. Applications for our 9-volt batteries include: smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our HiRate and Thin Cell lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. Military applications for our non-rechargeable HiRate batteries include: man-pack and survival radios, night vision goggles, targeting devices, chemical agent monitors and thermal imaging equipment. Our lithium-thionyl chloride batteries, sold under our ABLE brand as well as various private label brands, can be used in a wide variety of applications including utility meters, security devices, electronic meters, automotive electronics and geothermal devices. We also manufacture seawater-activated batteries for specialty marine applications. We believe that the chemistry of lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include: lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price for our lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our lithium batteries allow longer operating times and less frequent battery replacements for our targeted applications.
     Revenues for this segment for the year ended December 31, 2007 were $80,262 and segment contribution was $17,747.
Rechargeable Products
     We believe that our range of lithium ion and lithium polymer rechargeable batteries and chargers offer substantial benefits, including the ability to design and produce lightweight batteries in a variety of custom sizes, shapes, and thickness. We market lithium ion and lithium polymer rechargeable batteries comprised of cells manufactured by qualified cell manufacturers. Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices. The chemistry of lithium ion and lithium polymer batteries provides significant advantages over other currently available rechargeable batteries. These advantages include lighter weight, longer operating time, longer time between charges and a wider operating temperature range. Conventional rechargeable batteries, nickel metal hydride and nickel cadmium, are heavier, have lower energy and require more frequent charging. Additionally, we offer lead-acid batteries and uninterruptable power supplies for the standby power market. Products include standby batteries and uninterruptable power supplies for use in telecommunications, banking, aerospace and information services industries.
     Revenues for this segment for the year ended December 31, 2007 were $16,756 and segment contribution was $3,578.
Communications Systems
     In 2006, as a result of the acquisition of McDowell, we formed a new segment, Communications Accessories, which was renamed Communications Systems in 2007. We design and manufacture a line of power solutions and accessories to support military communications systems including power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems. Products include field deployable systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. All systems are packaged to meet specific customer needs in rugged enclosures to allow their use in severe environments. We market these products to all branches of the U.S. military, approved foreign defense organizations, and U.S. and international prime defense contractors.
     Revenues for this segment in the year ended December 31, 2007 were $37,140 and segment contribution was $6,693.
Design and Installation Services
     In the fourth quarter of 2007, as a result of the acquisitions of RedBlack and SPS, we renamed our Technology Contracts segment to Design and Installation Services. These services include the design, installation, integration and maintenance of both communications electronics and standby power systems. We also seek to fund part of our efforts to identify and develop new applications for our products and to advance our technologies through contracts with both government agencies and third parties. We have been successful in obtaining awards for such programs for both rechargeable and non-rechargeable battery technologies.
     Revenues for this segment in the year ended December 31, 2007 were $3,438 and segment contribution was $756. We continue to obtain contracts that are in parallel with our efforts to ultimately commercialize products that we develop. Revenues in this segment may vary widely each year, depending upon the quantity and size of contracts obtained.
Corporate
     We allocate revenues and cost of sales across the above business segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.
     There were no revenues for this category in the year ended December 31, 2007 and corporate contribution was a loss of $28,973.
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2007 Consolidated Financial Statements and Notes thereto for additional information. For information relating to total assets by segment and revenues for the last three years by segment, see Note 10 in the Notes to Consolidated Financial Statements.
History
     We were formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9-volt lithium-manganese dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ. In June 1994, we formed a subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), which acquired certain assets of the Dowty Group PLC (“Dowty”) and provided us with a presence in Europe. In May 2006, we acquired ABLE, an established manufacturer of lithium batteries located in Shenzhen, China, which broadened our product offering and provided additional exposure to new markets. In July 2006, we finalized the acquisition of substantially all the assets of McDowell, a manufacturer of military communications accessories formerly located in Waco, Texas, which enhanced our channels into the military communications area and strengthened our presence in global military markets. In September 2007, we acquired ISC, located in Hollywood, Maryland, which we renamed RedBlack in January 2008, an engineering and technical services firm specializing in the design, integration, and fielding of mobile, modular, and fixed-site communication and electronic systems. The acquisition provided a natural extension to our communications systems business and opened another channel of distribution for our broad portfolio of communications systems, accessories and portable power products. In November 2007, we acquired SPS and RPS, affiliated companies both located in Clearwater, Florida. SPS is an infrastructure power management services firm specializing in the engineering, installation and preventive maintenance of standby power systems, uninterrupted power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. RPS supplies lead acid batteries for use in the design and installation of standby power systems. The SPS acquisition furthered our transformation to a value-added power solutions, accessories and engineering services company serving a broad spectrum of government, defense and commercial markets.
Products, Services and Technology
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
     We market our line of lithium cells and batteries to the OEM market for commercial, military, medical, automotive, asset tracking and search and rescue applications, among others. Significant commercial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Asset tracking applications include RFID (Radio Frequency Identification) systems. Among the military uses are manpack radios, night vision goggles, chemical agent monitors, and thermal imaging equipment. Medical applications include: AED’s (Automated External Defibrillators), infusion pumps and telemetry systems. Automotive applications include: telematics, tire-pressure monitoring and engine electronics systems. Search and rescue applications include: ELT’s (Emergency Locator Transmitters) for aircraft and EPIRB’s (Emergency Position Indicating Radio Beacons) for ships.
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
     Lithium Ion and Lithium Polymer Cells and Batteries. We offer a variety of lithium ion and lithium polymer cells and batteries. Additionally, we offer battery packs made from single and multiple lithium ion and lithium polymer cells. These products can be used in a wide variety of applications including communications, medical and other portable electronic devices.
     Lead-Acid Batteries. We offer a variety of lead-acid batteries primarily for use in the design and installation of standby power systems. These products include standby batteries and uninterruptable power supplies for use in telecommunications, banking, aerospace and information services industries.
     Battery Charging Systems and Accessories. To provide our customers with complete power system solutions, we offer a wide range of rugged military and commercial battery charging systems and accessories including smart chargers, multi-bay charging systems and a variety of cables.
Communications Systems
     Our McDowell unit designs and manufactures power solutions and accessories to support military communications systems including power supplies, RF amplifiers, battery chargers, amplified speakers, equipment mounts, case equipment and integrated communication systems. We specialize in field deployable power systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. We package all systems to meet specific customer needs in rugged enclosures to allow their use in severe environments.
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
Design and Installation Services
     Our design and installation services focus on standby power system design, installation and maintenance, integrating communications equipment and power systems for maximum mobility and optimum customer utility. These include equipment installations in commercial, military and law enforcement application, including vehicles for satellite communications, engineering services, upgrading current fleet vehicles and integrated logistics and project management support.
     Communications and Electronics. Our communications and electronics services include the design, integration, fielding and life cycle management of portable, mobile and fixed-site communications systems. Capabilities include engineering, rapid prototyping, systems integration and logistics support.
     Standby Power. Our standby power services provide mission critical solutions to a broad range of applications in the telecommunications, aerospace, banking and information services industries involving the installation and preventive maintenance of standby power systems, uninterrupted power supply systems, DC power systems and switchgear/control systems.
     Technology Contracts. Our technology contract activities involve the development of new products or the advancement of existing products through contracts with both government agencies and third parties.
Sales and Marketing
     We employ a staff of sales and marketing personnel in North America, Europe and Asia. We sell our current products and services directly to commercial customers, including OEMs, as well as government and defense agencies in the U.S. and abroad and have contractual arrangements with sales agents who market our products on a commission basis in particular areas. While OEM agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions.
     We also distribute our products through domestic and international distributors and retailers. Our sales are generated primarily from customer purchase orders. We have several long-term contracts with the U.S. government and companies within the automotive industry. These contracts do not commit the customers to specific purchase volumes, nor to specific timing of purchase order releases, and they include fixed price agreements over various periods of time. We do not believe our sales are seasonal.
     In 2007, sales to U.S. and non-U.S. customers were approximately $79,300 and $58,300, respectively. (See Note 10 in the Notes to Consolidated Financial Statements.)
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
     During 2007, we had three major customers for our military products, the U.S. Department of Defense, the U.K. Ministry of Defence and Raytheon Company. Direct sales to the U.S. Department of Defense comprised approximately 14% of our revenue in 2007, 20% in 2006, and 25% in 2005. Direct sales to the U.K. Ministry of Defence comprised approximately 12% of our revenue in 2007, 7% in 2006, and 6% in 2005. Direct sales to Raytheon Company comprised approximately 13% of our revenue in 2007, 3% in 2006, and 1% in 2005. We believe that the loss of these customers could have a material adverse effect on us. We believe that we have a good relationship with these customers.
     We have been successfully marketing our products to military organizations in the U.S. and other countries. These efforts have resulted in us winning significant contracts. For example, in December 2004, we were awarded 100% of the Next Gen II Phase IV battery production contracts by the U.S. Defense Department to provide five types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. Combined, these batteries comprise what is called the Rectangular Lithium Manganese Dioxide Battery Group. The government awarded 60 percent to our U.S. operation and 40 percent to our U.K operation. The contract provides for order releases over a five-year period with a maximum potential value of up to $286,000. In January 2005, a competitor of ours filed a protest with the U.S. government of our award of the Next Gen II Phase IV contract with the U.S. military, and in April 2005 the protest was denied by the government, allowing us to proceed with the qualification process for the batteries under this contract. In January 2006, our BA-5390A battery with State of Charge Indicator, one of the five battery types under this contract, passed the qualification process, allowing for future orders of this approved battery. Ultimate orders under this contract are dependent upon the demand for these batteries by end users and inventory stocking strategies, among other things. Through December 31, 2007, we have received orders for deliveries under this contract totaling $15,900. In February 2005, we were awarded a five-year production contract by the U.S. Defense Department, with a maximum total potential of $15,000, to provide our BA-5347/U non-rechargeable lithium-manganese dioxide batteries to the U.S. military. The contract value represented 60 percent of a small business set-aside award. In March 2005, a competitor contested this award and in August 2005, the competitor’s protest was denied. Production deliveries began in the first quarter of 2006.
     At December 31, 2007 and 2006, our backlog of non-rechargeable products was approximately $15,300 and $15,700, respectively. The majority of the 2007 backlog was related to orders that are expected to ship throughout 2008.
Rechargeable Products
     We have targeted sales of our rechargeable batteries and charging systems through OEM customers, as well as distributors and resellers focused on our target markets. We seek design wins with OEMs, and believe that our design capabilities, product characteristics and solution integration will drive OEMs to incorporate our batteries into their product offerings, resulting in revenue growth opportunities for us.
     We continue to expand our marketing activities as part of our strategic plan to increase sales of our rechargeable products for commercial, military and communications applications, as well as hand-held devices, wearable devices and other electronic portable equipment. A key part of this expansion includes increasing our design and assembly capabilities as well as building our network of distributors and value added distributors throughout the world.
     At December 31, 2007 and 2006, our backlog related to rechargeable products was approximately $7,500 and $5,900, respectively. The majority of the 2007 backlog was related to orders that are expected to ship throughout 2008.
Communications Systems
     We have targeted sales of our communications systems, which include power solutions and accessories to support military communications systems such as battery chargers, power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems, to military OEMs and military organizations including the U.S. Department of Defense. We sell our products directly and through authorized distributors to OEMs and to military organizations in the U.S. and internationally.

     We have been successfully marketing our products to military organizations and OEMs in the U.S. and internationally. These efforts have recently resulted in a number of significant contracts for us. For example, in September 2007, we were awarded a $24,000 contract from Raytheon Company to produce and supply SATCOM-On-The-Move (SOTM) satellite communications systems for installation on Mine Resistant Ambush Protected (MRAP) armored vehicles. In December 2007, we received orders valued at $62,000 and $40,000, respectively, from a U.S. defense contractor to supply advanced communications systems.
     At December 31, 2007 and 2006, our backlog related to communications systems orders was approximately $115,500 and $12,800, respectively. The majority of the 2007 backlog was related to orders that are expected to ship throughout 2008.
Design and Installation Services
     We continue to expand our sales and marketing activities to increase sales of our design and installation services for communications electronics systems and standby power applications. We provide our services directly to military organizations, government agencies and commercial customers.
     At December 31, 2007 and 2006, our backlog related to design and installation services was approximately $3,600 and $-0-, respectively. The majority of the 2007 backlog was related to services that are expected to be performed throughout 2008.
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
     We hold twelve patents in the U.S. and foreign countries. Our patents protect technology that makes automated production more cost-effective and protect important competitive features of our products. However, we do not consider our business to be dependent on patent protection.
     In 2003, we entered into an agreement with Saft Groupe S.A. to license certain tooling for certain BA-5390 battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case sold. The total royalty expense reflected in 2007 was $13. This agreement expires in the year 2017.
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
     The following are registered trademarks or trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife Polymer®, The New Power Generation®, LithiumPower®, SmartCircuit®, PowerBug®, We Are Power®, ABLE™, RedBlack™, Reserve Power Systems™, Stationary Power Systems™, McDowell Research®, Max Juice For More Gigs®, and Litron™.

Manufacturing and Raw Materials
     We manufacture our products from raw materials and component parts that we purchase. We have ISO 9001:2000 certification for our manufacturing facilities in Newark, New York, Abingdon, England, and Shenzhen, China. In addition, our manufacturing facilities in Newark, New York and Shenzhen, China are ISO 14001 certified.
     We expect that in the future, raw material purchases will fluctuate based on the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.
Non-Rechargeable Products
     Our Newark, New York facility has the capacity to produce in excess of nine million 9-volt batteries per year, approximately fourteen million cylindrical cells per year and approximately 500,000 thin cells per year. Our manufacturing facility in Abingdon, England is capable of producing more than two million cylindrical cells per year. This facility also manufactures seawater-activated batteries and assembles customized multi-cell battery packs. Capacity, however, is also related to individual operations and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. Our ABLE operating unit in Shenzhen, China is capable of producing more than three million cylindrical cells per year. We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and believe that we have sufficient capacity in these areas. We continually evaluate our requirements for additional capital equipment, and we believe that the planned increases in our current manufacturing capacity will be adequate to meet foreseeable customer demand. However, with unanticipated growth in demand for our products, demand could exceed capacity, which would require us to install additional capital equipment to meet these incremental needs, which in turn may require us to lease or contract additional space to accommodate needs.
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
     The total carrying value of our non-rechargeable products inventory, including raw materials, work in process and finished goods, amounted to approximately $14,800 as of December 31, 2007.
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
     Our Newark, New York facility has the capacity to produce significant volumes of rechargeable batteries, as this segment generally assembles battery packs and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity. In addition, our facility in Abingdon, England has the capacity to produce significant volumes of rechargeable batteries and chargers.
     The total carrying value of our rechargeable products inventory, including raw materials, work in process and finished goods, amounted to approximately $11,500 as of December 31, 2007.

Communications Systems
     In general, we believe that the raw materials and components utilized by us for our communications accessories and systems, including RF amplifiers, power supplies and integration kits, are available from many sources. Although we believe that alternative sources are available to supply materials that could replace materials we use, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers.
     Our Newark, New York facility has the capacity to produce significant volumes of communication accessories, as this segment generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.
     Our Woodinville, Washington facility has the capacity to produce significant volumes of RF amplifiers, as this operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.
     The total carrying value of our communications systems inventory, including raw materials, work in process and finished goods, amounted to approximately $7,500 as of December 31, 2007.
Design and Installation Services
     We believe that the raw materials and components utilized for our standby power installations are readily available from many sources. Although we believe that alternative sources are available to supply materials that could replace materials we use, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers.
     The total carrying value of our design and installation services inventory, including raw materials, work in process and finished goods, amounted to approximately $1,300 as of December 31, 2007.
Research and Development
     We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Shenzhen, China and Woodinville, Washington. During 2007, 2006 and 2005 we expended approximately $7,000, $5,100 and $3,800, respectively, on research and development. We expect that research and development expenditures in the future will be modestly higher than those in 2007, as new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.
Non-Rechargeable Products
     We continue to develop non-rechargeable cells that broaden our product offering to our customers.
Rechargeable Products
     The rechargeable product portfolio continues to grow as our customers’ needs continue to grow for portable power. We support these needs through designing rechargeable batteries and charging solutions.
Communications Systems
     In 2006, we acquired McDowell, which provides a variety of communications accessories to the military market. We have redesigned a number of McDowell’s products to meet the ever-changing customer demands. There has been a significant emphasis to add a line of amplifiers to support the customers’ requirements.
Design and Installation Services
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
     In addition, we work to receive contracts with military contractors and commercial customers. For example, in February 2004, we announced that we received a development contract from General Dynamics valued at approximately $2,700. The contract was for lithium non-rechargeable and lithium ion rechargeable batteries, as well as vehicle and soldier-based chargers for the Land Warrior-Stryker Interoperable (LW-SI) program. In 2005, we received an added scope award of this project, increasing the total project to approximately $4,000. Additionally, purchase orders have been received for the products developed under this contract as the batteries have become commercialized. In 2005, we were awarded various development contracts, including the development of a rechargeable battery for a portable radio. In 2006, we completed the General Dynamics contract work and were awarded several small development contracts for rechargeable product development and new generation high-powered cells.
     In January 2008, we entered into a technology partnership with Mississippi State University (“MSU”) to develop fuel cell-battery portable power systems enabling lightweight, long endurance military missions. The development of this power system is to be performed under a $1,600 program that was awarded by a U.S. Defense Department agency to MSU as the prime contractor. MSU has awarded us a $475 contract to participate in this program as a subcontractor. Under the contract, we will oversee the development, testing, approval and manufacturing of prototypes of a new compact military battery to be used with handheld tactical radios, building on its ongoing development work under the Land Warrior System Stryker Interoperable Program. In addition, we are establishing a development and assembly operation in a 14,000 square-foot facility located in West Point, Mississippi to manufacture products coming out of the technology partnership and other of our products. We plan to commence operations in the first half of 2008.
Safety; Regulatory Matters; Environmental Considerations
     Certain of the materials utilized in our batteries may pose safety problems if improperly used. We have designed our batteries to minimize safety hazards both in manufacturing and use.
     The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”), and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in January 2008, and additional regulations will go into effect in 2009 and 2010. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations. Our RPS lead acid products have been tested and have been deemed to meet all requirements as specified in 49CFR 173.159 (d) for exception as hazardous material classification. Our RPS lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49CFR 173.159 (d).
     The European Union’s Restriction of Hazardous Substances (“RoHS”) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006 must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our military products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed. Our commercial chargers are in compliance with this directive. Additional European Union Directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive on Batteries and Accumulators and Waste Batteries and Accumulators, impose regulations affecting our non-military products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.
     China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework including similar hazardous substance restrictions as are imposed by the European Union’s RoHS Directive, and apply to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China affecting a broad range of electronic products and parts, with an implementation date of March 1, 2007. Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect. However, the methods under China RoHS only apply to EIP placed in the marketplace in China. Additionally, the Marking Standard does not apply to components sold to OEM’s for use in other EIP. Our sales in China are limited to sales to OEM’s and to distributors who supply to OEM’s. Should our sales strategy change to include direct sales to end-users, our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.
     National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers, that could have a material adverse effect on our business, financial condition and results of operations. In 2007, we spent approximately $327 on environmental controls, including costs to properly dispose of potentially hazardous waste.
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
     Our lead acid batteries are recovered from our customers and delivered to a permitted lead smelter for reclamation following applicable federal, state and local regulations.
Communications Systems
     We are not currently aware of any other regulatory requirements regarding the disposal of communications accessories.

Design and Installation Services
     Our RPS lead acid products have been tested and have been deemed to meet all requirements as specified in 49CFR 173.159 (d) for exception as hazardous material classification. Our RPS batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49CFR 173.159 (d).
Corporate
     Please refer to the description of the environmental remediation for our Newark, New York facility set forth in Item 3, Legal Proceedings of this report.
Competition
     Competition in the battery and communications systems markets is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing batteries as well as those offering standby power installation services, and companies producing communications systems, design and installation services. We compete on the basis of design flexibility, performance and reliability. There can be no assurance that our technology and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors will not market competing products that obtain market acceptance more rapidly than ours.
     Historically, although other entities may attempt to take advantage of the growth of the battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. Through our experience in battery manufacturing, we have also developed expertise, which we believe would be difficult to reproduce without substantial time and expense in the non-rechargeable battery market.
     Competition in the standby power market is concentrated among a number of suppliers and installers ranging from small distributors who purchase, resell and install products manufactured by others to major battery and power supply manufacturers, which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of ours. We compete on the basis of product and installation design, functionality, flexibility, performance and reliability. There can be no assurance that our technology and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors will not market competing products that obtain market acceptance more rapidly than ours.
Employees
     As of February 2, 2008, we employed a total of 1,092 permanent and temporary employees: 76 in research and development, 909 in production and 107 in sales and administration. Of the total, 745 are employed in the U.S., 53 in Europe and 294 in Asia. None of our employees is represented by a labor union. We consider our employee relations to be satisfactory.

ITEM 1A. RISK FACTORS
A decline in demand for products or services using our batteries or communications systems could reduce demand for our products or services.
     A substantial portion of our business depends on the continued demand for products or services using our batteries and communications systems sold by our customers, including OEM’s. Our success depends significantly upon the success of those customers’ products or services in the marketplace. We are subject to many risks beyond our control that influence the success or failure of a particular product or service offered by a customer, including:
•	competition faced by the customer in its particular industry,

•	market acceptance of the customer’s product or service,

•	the engineering, sales, marketing and management capabilities of the customer,

•	technical challenges unrelated to our technology or products faced by the customer in developing its products or services, and

•	the financial and other resources of the customer.
     For instance, in the years ended December 31, 2005, 2006, 2007, 32%, 27% and 17% of our revenues, respectively, were comprised of sales of our 9-volt batteries, and of this, approximately 21%, 47% and 41%, respectively, pertained to sales to smoke alarm OEMs. If the retail demand for long-life smoke alarms decreases significantly, this could have a material adverse effect on our business, financial condition and results of operations.
Our customers may not meet the volume requirements in our supply agreements.
     We sell most of our products and services through supply agreements and contracts. While supply agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions.
Our growth and expansion strategy could strain or overwhelm our resources.
     Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products and services, we will be required to deliver large volumes of quality products and increased levels of services to customers on a timely basis at a reasonable cost to those customers. For example, the large contracts received from the U.S. military for our batteries using cylindrical cells could strain the current capacity capabilities of our manufacturing facilities and require additional equipment and time to build a sufficient support infrastructure. This demand could also create working capital issues for us, as we may need increased liquidity to fund purchases of raw materials and supplies. We cannot assure, however, that business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.
     We have a strategy to grow our business through the acquisition of complementary businesses or through business partnerships, for example joint ventures, in addition to organic growth. Our inability to acquire such businesses, or increased competition for such businesses which could increase our acquisition costs, could adversely affect our growth strategy and results of operations. In addition, our inability to improve the operating margins of businesses we acquire or operate such acquired businesses profitably or to effectively integrate the operations of those acquired businesses could also adversely affect our business, financial condition and results of operations.
     In 2006 we acquired McDowell and ABLE, and in 2007 we acquired ISC, SPS and RPS, which added new facilities and operations to our overall business. We experienced some initial operational challenges at McDowell that required a greater amount of management’s time to resolve than we expected. The integration of recent, and future, acquisitions could place an increased burden on our management team which could adversely impact our ability to effectively manage these businesses.
     We also will be required to continue to improve our operations, management and financial systems and controls in order to remain competitive. The failure to manage growth and expansion effectively could have an adverse effect on our business, financial condition, and results of operations.

Our acquisitions and business partnerships may not result in the revenue growth and profitability that we expect. In addition, we may not be able to successfully integrate our acquisitions.
     We are integrating our acquisitions into our business and assimilating their operations, services, products and personnel with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth and profitability that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with the integration of these acquisitions. To effectively manage our expected growth, we must continue to successfully manage our integration of these companies and continue to improve our operational and information technology systems, internal procedures, accounts receivable and management, financial and operational controls to accommodate these acquisitions. If we fail in any of these areas, our business could be adversely affected.
The U.S. and foreign governments can audit our contracts with their respective military and government agencies and, under certain circumstances, can adjust the economic terms of those contracts.
     A significant portion of our business comes from sales of products and services to the U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that lay out policies and procedures for acquiring goods and services. The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or disbarment from government contracting or subcontracting for a period of time.
     We have had certain “exigent”, non-bid contracts with the U.S. government that have been subject to an audit and final price adjustment and have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2007, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and have furnished the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operation.
We are subject to the contract rules and procedures of the U.S. and foreign governments. These rules and procedures create significant risks and uncertainties for us that are not usually present in contracts with private parties.
     We will continue to develop battery products, communications systems and services to meet the needs of the U.S. and foreign governments. We compete in solicitations for awards of contracts. The receipt of an award, however, does not usually result in the immediate release of an order and does not guarantee in any way any given volume of orders. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. or foreign governments to purchase products manufactured by us could have a material adverse effect on our business, financial condition and results of operations. Additionally, in these scenarios we are typically required to successfully meet contractual specifications and to pass various qualification-testing for the products under contract. Our inability to pass these tests in a timely fashion, as well as meet delivery schedules for orders released under contract, could have a material adverse effect on our business, financial condition and results of operations.
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

A significant portion of our revenues is derived from certain key customers.
     A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2005, 2006 and 2007, approximately 45%, 47%, and 67% respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries. We have three major customers: the U.S. Department of Defense, that comprised 25%, 20%, and 14% of our revenue in the years ended December 31, 2005, 2006 and 2007, respectively; the U.K. Ministry of Defence, that comprised 6%, 7%, and 12% of our revenue in the years ended December 31, 2005, 2006 and 2007, respectively; and Raytheon Company, that comprised 1%, 3%, and 13% of our revenue in the years ended December 31, 2005, 2006 and 2007, respectively. There were no other customers that comprised greater than 10% of our total revenues in those years. While sales to these customers were substantial during 2007, we do not consider these customers to be significant credit risks. Government decisions regarding military deployment and budget allocations to fund military operations may have an impact on the demand for our products and services. If the demand for products and services from the U.S. or foreign militaries were to decrease significantly, this could have a material adverse effect on our business, financial condition and results of operations.
     We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. Two customers comprised 42% of our trade accounts receivables as of December 31, 2007. There were no other customers that comprised greater than 10% of our total trade accounts receivables as of December 31, 2007. One customer comprised 22% of our total trade accounts receivables as of December 31, 2006. There were no other customers that comprised greater than 10% of our total trade accounts receivables as of December 31, 2006. We do not normally obtain collateral on trade accounts receivable.
Our efforts to develop new commercial applications for our products could fail.
     Although we are involved with developing certain products for new commercial applications, we cannot assure that volume acceptance of our products will occur due to the highly competitive nature of the business. There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in these segments that will adopt our products for use in their products. In addition, these companies must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business.
We may incur significant costs because of the warranties we supply with our products.
     With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. With respect to our communications systems products, we typically offer up to a four-year warranty. We also offer a 10-year warranty on our 9-volt batteries that are used in ionization-type smoke alarms. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.
We are subject to certain safety risks, including the risk of fire, inherent in the manufacture and use of lithium batteries.
     Due to the high energy inherent in lithium batteries, our lithium batteries can pose certain safety risks, including the risk of fire. We incorporate procedures in research, development, product design, manufacturing processes and the transportation of lithium batteries that are intended to minimize safety risks, but we cannot assure that accidents will not occur or that our products will not be subject to recall for safety concerns. Although we currently carry insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at the manufacturing facilities or from the use of the products, may result in significant production delays or claims for damages resulting from injuries. While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of losses could have a material adverse effect on our business, financial condition and results of operation.
We may incur significant costs because of known and unknown environmental matters.
     National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at our present or former facilities or at facilities to which we have sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers, that could have a material adverse effect on our business, financial condition and results of operations.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We have submitted various work plans to the New York State Department of Environmental Conservation (“NYSDEC”) regarding further environmental testing and sampling in order to determine the scope of any additional remediation. We subsequently met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigative work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007, and a meeting with the NYSDEC and the New York State Department of Health (“NYSDOH”) took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and we are awaiting the results of the work from our environmental consulting firm. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At December 31, 2007, we have reserved $85 for this matter. The ultimate resolution of this matter may result in us incurring costs in excess of what we have reserved.
     The future regulatory direction of the European Union’s Restriction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives, as they pertain to our products, is uncertain. Their potential impact to our business would become material if battery packs were to be included in new guidelines and we were unable to procure materials in a timely manner. Other associated risks related to these directives include excess inventory risk due to a write off of non- compliant inventory. We continue to monitor the regulatory activity of the European Union to ascertain such risks.
     China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework, including similar hazardous substance restrictions as are imposed by the European Union’s RoHS Directive, and apply to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China affecting a broad range of electronic products and parts, with an implementation date of March 1, 2007. Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect. However, the methods under China RoHS only apply to EIP placed in the marketplace in China. Additionally, the Marking Standard does not apply to components sold to OEMs for use in other EIP. Our sales in China are limited to sales to OEMs and to distributors who supply to OEMs. Should our sales strategy change to include direct sales to end-users, our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share and strategy are not significant. However, we continue to evaluate the impact of China RoHS, and actual costs could differ from our current estimates.
Any inability to comply with changes to the regulations for the shipment of our products could limit our ability to transport our products to customers in a cost-effective manner.
     The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”) and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in January 2008, and additional regulations will go into effect in 2009 and 2010. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.
Our supply of raw materials and components could be disrupted.
     Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our involvement with supplying military products to the government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. Although we believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source suppliers in the past, and we cannot guarantee that we will not experience a material interruption of product deliveries from sole source suppliers in the future. Additionally, we could face increasing pricing pressure from our suppliers dependent upon volume, due to rising costs by these suppliers that could be passed on to us in higher prices for our raw materials, which could have a material effect on our business, financial condition and results of operations.
Any inability to protect our proprietary and intellectual property could allow our competitors and others to produce competing products based on our proprietary and intellectual property.
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

We are subject to competition from other manufacturers and suppliers of portable and standby batteries, communications systems and services.
     We compete with other manufacturers and suppliers of non-rechargeable and rechargeable portable and standby batteries, communications systems and services. We cannot assure that we will successfully compete with these manufacturers and suppliers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources.
Our products could become obsolete.
     The market for our products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although we believe that our products are comprised of state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render our technologies and products obsolete or less marketable.
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
     We maintain manufacturing operations in the North America, Europe and Asia, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, and the translation of those subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results, due to changes in local currency relative to the U.S. dollar. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.
Our ability to use our Net Operating Loss Carryforwards in the future may be limited, which could have an adverse impact on our tax liabilities.
     At December 31, 2007, we had approximately $83,700 of net operating loss carryforwards, or NOLs, available to offset future taxable income. We continually assess the carrying value of this asset based on the relevant accounting standards. As of December 31, 2007, we reflected a full valuation allowance against our net deferred tax asset and have reflected a net deferred tax asset of $0 in the United States and in the United Kingdom due to our current assessment that it is more likely than not to not be realized. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.
     We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, has occurred. As such, the domestic net operating loss carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000. This limitation did not have an impact on income taxes determined for 2007. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of net operating loss carryforwards that can be used by us.
Our quarterly and annual results and the price of our common stock could fluctuate significantly.
     Our future operating results may vary significantly from quarter to quarter and from year to year depending on factors such as the timing and shipment of significant orders, new product introductions, delays in customer releases of purchase orders, delays in receiving raw materials from vendors, the mix of distribution channels through which we sell our products and services and general economic conditions. Frequently, a substantial portion of our revenue in each quarter is generated from orders booked and fulfilled during that quarter. As a result, revenue levels are difficult to predict for each quarter. If revenue results are below expectations, operating results will be adversely affected as we have a sizeable base of fixed overhead costs that do not fluctuate much with the changes in revenue. Due to such variances in operating results, we have sometimes failed to meet, and in the future may not meet, market expectations or even our own guidance regarding our future operating results.

     In addition to the uncertainties of quarterly and annual operating results, future announcements concerning us or our competitors, including technological innovations or commercial products, litigation or public concerns as to the safety or commercial value of one or more of our products may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to our operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.
We may be unable to obtain financing to fund ongoing operations and future growth.
     While we believe that our revenue growth projections and our ongoing cost controls will allow us to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. In addition, recent significant orders have required us to ramp up our supply chain quickly, and this will result in a need for additional working capital. We may need to seek additional credit or access capital markets for additional funds. There is no assurance that we would be successful in this regard.
     We have certain debt covenants that must be maintained in accordance with the provisions of our credit facility. There is no assurance that we will be able to continue to meet these debt covenants in the future. If we default on any of our debt covenants and we are unable to renegotiate credit terms in order to comply with such covenants, this could have a material adverse effect on our business, financial condition and results of operations.
     While we believe relations with our lenders are good and have received waivers as necessary in the past, there can be no assurance that such waivers will always be obtained when needed. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course for the foreseeable future. If we are unable to achieve our plans or unforeseen events occur, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. While we believe we could complete our original plans or alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
The re-payment of the debt outstanding under our credit facility and the vesting of options under certain of our equity compensation plans may both be accelerated if any single shareholder owns more than 30% of our stock. Currently, our largest shareholder owns in excess of 25% of our stock.
     Our largest single shareholder is Grace Brothers, Ltd., which, as of its most recent Schedule 13D/A filing, beneficially owned 26.3% of our issued and outstanding shares of common stock. On June 6, 2007, Mr. Bradford T. Whitmore, general partner of Grace Brothers, Ltd., became a member of our Board of Directors. If Grace Brothers, Ltd. were to increase its ownership to more than 30%, it would be deemed a “change in control” for purposes of our credit facility administered by JP Morgan Chase and for purposes of options granted under our 2004 Amended and Restated Long Term Incentive Plan, or LTIP. If a “change in control” were to occur, our commercial lenders would be able to demand payment of all amounts outstanding under our existing credit facility and the vesting of all outstanding options granted under our LTIP would be accelerated resulting in a significant expense being charged against our income for the period during which the “change in control” occurred, all of which would have a material, adverse effect on our business, financial condition and results of operations.
Our operations in China are subject to unique risks and uncertainties.
     Our operating facility in China presents risks including, but not limited to, political changes, civil unrest, labor disputes, currency restrictions and changes in currency exchange rates, taxes, duties, import and export laws and boycotts and other civil disturbances that are outside of our control. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to adequately maintain and monitor our internal controls over financial reporting.
     We maintain and monitor various internal control processes over our financial reporting. Whenever we acquire a new business or operations, we need to integrate those operations with our existing control processes, which can prove to be a challenge if the acquired business had not been required to have such controls in effect. We are in the process of integrating our recently acquired companies into our business and assimilating their operations, services, products and personnel with our management policies, procedures and strategies. While we work to ensure a stringent control environment, it is possible that we may fail to adequately maintain and monitor our various internal control processes over our financial reporting. Any such failure could result in internal control deficiencies that might be considered to be material weaknesses. Such material weaknesses in internal controls would be indicative of potential factors that affect the reliability of our financial statements and other reported financial information and impact the financial results we report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     As of December 31, 2007, we own two buildings in Newark, New York comprising approximately 250,000 square feet. In February 1998, we entered into a lease/purchase agreement with the local county authority with respect to our 110,000 square foot manufacturing building in Newark, New York, the adjacent building of approximately 140,000 square feet and approximately 65 acres of contiguous land. Pursuant to the lease, we delivered a down payment in the amount of $440 and paid the local governmental authority annual installments in the amount of $50 through December 2001 decreasing to approximately $30 annually for the periods commencing December 2001 and ending December 2007. Upon expiration of the lease in December 2007, we took ownership of the facility. In addition, we lease approximately 35,000 square feet in a facility based in Abingdon, England. We lease approximately 19,900 square feet in a facility located in Waco, Texas. We lease approximately 130,000 square feet in four buildings in Shenzhen, China. We lease approximately 14,000 square feet in a facility located in West Point, Mississippi. We lease approximately 7,200 square feet in a facility located in Woodinville, Washington. We lease 12,614 square feet in a facility located in Clearwater, Florida. We lease approximately 2,650 square feet in a facility located in Alpharetta, Georgia. We lease approximately 15,000 square feet in Hollywood, Maryland. All locations, with the exception of the Alpharetta, Georgia location, consist of administrative offices, manufacturing and production facilities and an engineering department. The Alpharetta location consists of a warehouse and administrative offices. The Shenzhen location includes dormitory facilities. Our research and development efforts for our battery products are conducted at our Newark, New York and Shenzhen, China facilities, while our research and development efforts for our communications accessories are conducted at our Newark facility and our research and development efforts for our amplifier products are conducted at our Woodinville facility. Our corporate headquarters are located in the Newark facility. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing space if demand for our products continues to grow.
     We lease a facility in Abingdon, England. The term of the lease was extended and continues until March 24, 2013. It currently has an annual rent of GBP163 (approximately $325 as of December 31, 2007) and is subject to review every five years based on current real estate market conditions. The next five-year review is scheduled for March 2009.
     We currently lease one building in Waco, Texas, from a former related party. The lease term is month to month and has a base monthly rent of $10.
     We lease four buildings in an industrial park in Shenzhen, China. The lease term expires on January 31, 2009. The lease has a base monthly rent of RMB132 (approximately $18 as of December 31, 2007). Under the terms of the lease, we have a right of first refusal to purchase the premises described in the lease from the landlord.
     We lease a facility in West Point, Mississippi. The lease term commences on the completion of the renovation work, which is currently expected to occur in the second quarter of 2008 and shall continue for a period of three years. The lease has a base annual rent of approximately $57. Under the terms of the lease, we have the right to extend the lease for three additional one-year terms at our discretion.
     We lease a facility in Woodinville, Washington. The lease term commenced on December 1, 2007 and expires on November 30, 2010. The lease has a base monthly rent of approximately $6 for months 1-12, approximately $7 for months 13-24 and approximately $7 for months 25-36. In addition to the base monthly rent, we are obligated to pay monthly operating expenses, which are currently estimated to be approximately $2.
     We currently lease a facility in Clearwater, Florida, from a related party. The lease term expires on November 15, 2010. The lease has a base monthly rent of approximately $12. In addition to the base monthly rate, we are obligated to pay the real estate and personal property taxes associated with the facility. Under the terms of the lease, we have the right to extend the lease for one additional three-year term. The base monthly rent applicable for such an extended term is approximately $12.
     We currently lease a facility in Alpharetta, Georgia. The lease term commenced on October 1, 2007 and expires on October 31, 2010. The lease has a base monthly rent of approximately $1. The base rent is increased by 4% on each anniversary of the commencement date of October 1, 2007. In addition to the base monthly rent, we are obligated to pay monthly operating expenses at the greater of less than $1 per month or our 3.2% pro-rata share of the total operating expenses.
     We currently lease a facility in Hollywood, Maryland. The lease term expires on June 30, 2008. The lease has a base monthly rent of $12, plus monthly common area charges and real estate taxes.
     On occasion, we rent additional warehouse space to store inventory and non-operational equipment.
ITEM 3. LEGAL PROCEEDINGS
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on the financial position or results of our operations.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and we are awaiting the results from our environmental consulting firm. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. Through December 31, 2007, total costs incurred have amounted to approximately $195, none of which has been capitalized. At December 31, 2007 and December 31, 2006, we had $85 and $35, respectively, reserved for this matter.
     A retail end-user of a product manufactured by one of our customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2008 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. As of December 31, 2007, we no longer have an accrual in the warranty reserve related to anticipated replacements under this agreement, due to the lack of actual claims for replacements during the past few years. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
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
     The following table sets forth the quarterly high and low closing sales prices of our Common Stock during 2006 and 2007:

	Closing Sales Prices
	High	Low
2006:
Quarter ended April 1, 2006	$13.67	$10.41
Quarter ended July 1, 2006	12.49	8.31
Quarter ended September 30, 2006	10.41	8.79
Quarter ended December 31, 2006	13.72	10.15

2007:
Quarter ended March 31, 2007	$11.74	$8.04
Quarter ended June 30, 2007	10.57	9.00
Quarter ended September 29, 2007	12.86	10.57
Quarter ended December 31, 2007	20.75	12.19
Holders
     As of January 14, 2008, there were 414 registered holders of record of our Common Stock. Based upon information from our stock transfer agent, management estimates that there are approximately 7,000 beneficial holders of our Common Stock.
Recent Sales of Unregistered Securities
     None.
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

ITEM 6. SELECTED FINANCIAL DATA
The financial results presented in this table include results from the last five calendar years ended December 31, 2007, 2006, 2005, 2004 and 2003.
SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues	$137,596	$93,546	$70,501	$98,182	$79,450
Cost of products sold	108,822	76,103	58,243	77,880	62,354

Gross margin	28,774	17,443	12,258	20,302	17,096

Research and development expenses	7,000	5,097	3,751	2,633	2,505
Selling, general and administrative expenses	21,973	15,303	11,409	10,771	8,610
Impairment of long lived assets	—	—	—	1,803	—

Total operating and other expenses	28,973	20,400	15,160	15,207	11,115

Operating income (loss)	(199)	(2,957)	(2,902)	5,095	5,981

Interest (expense)/income, net	(2,184)	(1,298)	(636)	(482)	(520)
Gain on insurance settlement	—	191	—	214	—
Gain on McDowell settlement	7,550	—	—	—	—
Write-off of UTI investment and note receivable	—	—	—	(3,951)	—
Gain from forgiveness of debt/grant	—	—	—	—	781
Other income (expense), net	493	311	(318)	352	311

Income/(loss) before income taxes	5,660	(3,753)	(3,856)	1,228	6,553

Income tax provision-current	—	—	3	32	106
Income tax provision/(benefit)-deferred	77	23,735	486	(21,136)	—

Total income taxes	77	23,735	489	(21,104)	106

Net income (loss)	$5,583	$(27,488)	$(4,345)	$22,332	$6,447

Net income (loss) per share-basic	$0.36	$(1.84)	$(0.30)	$1.59	$0.49

Net income (loss) per share-diluted	$0.36	$(1.84)	$(0.30)	$1.48	$0.46

Weighted average shares outstanding-basic	15,316	14,906	14,551	14,087	13,132

Weighted average shares outstanding-diluted	15,557	14,906	14,551	15,074	13,917

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and available-for-sale securities	$2,245	$720	$3,214	$11,529	$882
Working capital	$26,461	$18,070	$20,979	$30,645	$14,702
Total assets	$122,048	$97,758	$80,757	$81,134	$52,352
Total long-term debt and capital lease obligations	$16,224	$20,043	$25	$7,215	$68
Stockholders’ equity	$63,007	$39,589	$62,107	$63,625	$34,430

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
General
     We offer products and services ranging from portable and standby power solutions to communications and electronics systems. Through our engineering and collaborative approaches to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: portable and standby power systems, communications and electronics systems and accessories, and custom engineered systems, solutions and services. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments.
     We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Systems and Design and Installation Services. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated batteries. The Rechargeable Products segment includes: rechargeable batteries, charging systems, uninterruptable power supplies and accessories, such as cables. In 2006, as a result of the acquisition of McDowell, we formed a new segment, Communications Accessories, which was renamed Communications Systems in 2007. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. In the fourth quarter of 2007, as a result of the acquisitions of RedBlack and SPS, we renamed our Technology Contracts segment to Design and Installation Services. The Design and Installation Services segment includes: standby power and communications and electronics systems design, installation and maintenance activities and revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 10 in the Notes to Consolidated Financial Statements.)
     We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and business partnerships. On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China. The total consideration given was a combination of cash and equity. The initial cash portion of the purchase price was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. In August 2007, the $5,000 cumulative revenues milestone was attained, and as such, we have recorded the first $250 contingent cash payment. The equity portion of the purchase price consisted of 96,247 shares of our common stock, valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. (See Note 2 in Notes to Consolidated Financial Statements for additional information.)
     On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas. Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. In addition, the purchase price was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell, which resolved various operational issues that arose during the first several months following the acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible note from $20,000 to $14,000, and eliminating a $1,889 liability related to the Purchase Price Adjustment formula. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. In January 2008, the convertible notes were converted in full into 700,000 shares of our common stock. (See Note 2 in Notes to Consolidated Financial Statements for additional information.)
     On September 28, 2007, we finalized the acquisition of all the issued and outstanding shares of common stock of Innovative Solutions Consulting, Inc. (“ISC”), a provider of a full range of engineering and technical services for communication electronic systems to government agencies and prime contractors located in Hollywood, Maryland. In January 2008, we renamed ISC to RedBlack Communications, Inc. (“RedBlack”). The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. (See Note 2 to Consolidated Financial Statements for additional information.)
     On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power Services, Inc. (“SPS”), an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries located in Clearwater, Florida. Under the terms of the stock purchase agreement, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the seller. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
     On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Reserve Power Systems, Inc. (“RPS”), an affiliate of SPS, and a supplier of lead acid batteries primarily for use by SPS in the design and installation of standby power systems. Under the terms of the stock purchase agreement, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to SPS, which historically have comprised substantially all of RPS’s sales. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
     Subsequent to our fourth quarter 2007 earnings release dated February 28, 2008, we reclassified certain short-term liabilities related to the term loan component of our credit facility to long-term liabilities as of December 31, 2007. As a result, our Consolidated Balance Sheet as of December 31, 2007 has been adjusted accordingly, resulting in a decrease of $1,167 in current liabilities and a corresponding increase in long-term liabilities. The Consolidated Statement of Operations was not impacted by this adjustment.
     Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.

Results of Operations
Twelve Months Ended December 31, 2007 Compared With the Twelve Months Ended December 31, 2006

	12 Months Ended		Increase /
	12/31/2007	12/31/2006	(Decrease)

Revenues	$137,596	$93,546	$44,050
Cost of products sold	108,822	76,103	32,719

Gross margin	28,774	17,443	11,331
Operating and other expenses	28,973	20,400	8,573

Operating income	(199)	(2,957)	2,758
Other (expense) income, net	5,859	(796)	6,655

Income before taxes	5,660	(3,753)	9,413
Income tax provision/(benefit)	77	23,735	(23,658)

Net (loss)/income	$5,583	$(27,488)	$33,071

Net (loss)/income per share — basic	$0.36	$(1.84)	$2.20

Net (loss)/income per share — diluted	$0.36	$(1.84)	$2.20

Weighted average shares outstanding-basic	15,316,000	14,906,000	410,000

Weighted average shares outstanding-diluted	15,557,000	14,906,000	651,000

     Revenues. Total revenues for the twelve months ended December 31, 2007 amounted to $137,596, an increase of $44,050, or 47% from the $93,546 reported for the twelve months ended December 31, 2006.
     Non-Rechargeable product sales increased $12,483, or 18%, from $67,779 last year to $80,262 this year. The increase in revenues was mainly attributable to an increase in sales of batteries to international defense organizations, an increase in demand from automotive telematics customers, and a full year contribution from ABLE which was acquired in mid-2006, offset in part by lower 9-volt battery revenues.
     Rechargeable product revenues decreased $989, or 6%, from $17,745 last year to $16,756 this year. The decrease in revenues was attributable to a strong prior year in which we shipped a large order of batteries and chargers for an IED jammer application.
     Sales of communications systems increased $29,707, or 400%, from $7,433 last year to $37,140 this year. This increase in revenues was mainly attributable to a growing demand for advanced communications systems and kits sold to government/defense customers, including systems such as SATCOM-On-The-Move and other systems that provide a person with the ability to significantly extend the range of a communications radio. In addition, since McDowell was acquired in July 2006, only a partial year’s results were included in 2006.
     Design and Installation Services revenues increased $2,849, or 484%, from $589 last year to $3,438 this year. This increase in revenues was mainly attributable to the added contributions from the acquisitions of RedBlack in September 2007 and SPS in November 2007.
     Cost of Products Sold. Cost of products sold increased $32,719, or 43%, from $76,103 for the year ended December 31, 2006 to $108,822 for the year ended December 31, 2007, primarily as a result of the increase in revenues. Consolidated cost of products sold as a percentage of total revenue decreased from 81% for the twelve months ended December 31, 2006 to 79% for the year ended December 31, 2007. Correspondingly, consolidated gross margins were 21% for the year ended December 31, 2007, compared with 19% for the year ended December 31, 2006, generally attributable to higher sales and production volumes and a more favorable sales mix of higher margin products.
     In the Non-Rechargeable products segment, the cost of products sold increased $6,594, from $55,921 in the year ended December 31, 2006 to $62,515 in 2007, mainly related to higher sales and production volumes. Non-Rechargeable gross margins for 2007 were $17,747, or 22%, an increase of $5,889 from 2006’s gross margin of $11,858, or 17%. This increase in gross margin was mainly attributable to shipments of higher margin products to international customers.
     In the Rechargeable products segment, the cost of products sold decreased $745, from $13,923 in 2006 to $13,178 in 2007. Rechargeable gross margins for 2007 were $3,578, or 21%, a decrease of $244 from 2006’s gross margin of $3,822, or 22%. This decrease in gross margin was the result of the decline in sales volumes and a modest change in sales mix.

     In the Communications Systems segment, the cost of products sold increased $24,785, from $5,662 in 2006 to $30,447 in 2007, reflective of the increase in revenues. Communications Systems gross margins for 2007 were $6,693, or 18%, a decrease from 2006’s gross margin of $1,771, or 24%. The decrease in gross margin percentages was mainly related to operational issues incurred at our Waco, Texas operation shortly after the acquisition of McDowell in July 2006 that resulted in the procurement of premium cost inventory, increasing our Cost of goods sold during 2007 as this inventory was sold to customers. As a result of manufacturing inefficiencies at that facility, we relocated the Waco operations to our Newark, New York facility during the third and fourth quarters of 2007, to instill better processes and manufacturing disciplines. The actual costs associated with this relocation were relatively modest, amounting to approximately $156. In addition, we encountered certain inefficiencies in our manufacturing process during the fourth quarter as we ramped up our production operation to begin to fulfill certain large orders we received during the latter portion of 2007 for advanced communications systems, as we increased our workforce and trained new people on processes, procedures and systems.
     Design and Installation Services cost of sales increased $2,085, from $597 for the year ended December 31, 2006, to $2,682 in 2007. Design and Installation Services gross margins for 2007 were $756, or 22%, an increase from 2006’s gross margin of ($8), or (1)%. This increase was mainly due to varying margins realized under different technology contracts, in addition to the contribution from RedBlack and SPS.
     Operating and Other Expenses. Total operating expenses increased $8,573, from $20,400 for the year ended December 31, 2006 to $28,973 for the year ended December 31, 2007. Overall, operating expenses as a percentage of sales decreased to 21% in 2007 from 22% reported the prior year. Research and development costs were $7,000 in 2007, an increase of $1,903, or 37%, over the $5,097 reported in 2006. This increase was mainly due to greater investments in the development of various new products, including products resulting from our acquisitions and support for a broader base of products. In addition to the research and development line shown in Operating Expenses, we also consider our efforts associated with technology contracts for which we are paid (revenues and related costs are included in the Design and Installation Services segment), to be related to key product development efforts. Selling, general, and administrative expenses increased $6,670, or 44%, to $21,973, mainly related to costs associated with acquired companies and costs associated with providing a significantly higher level of support to enhance the growth prospects of these acquisitions, including increased personnel-related costs, and higher professional fees incurred and corporate costs required to support a broader, more diverse business. Included in research and development and selling, general and administrative expenses is $2,317 for 2007 in amortization expense associated with intangible assets related to our acquisitions ($1,290 in selling, general and administrative expenses and $1,027 in research and development costs), an increase of $1,118 from the prior year amount of $1,199, driven by the timing of the acquisitions.
     Other Income (Expense). Interest expense (net) increased $886, from $1,298 for the year ended December 31, 2006 to $2,184 for the year ended December 31, 2007. This change was mainly related to higher interest on convertible debt and higher borrowings under our revolving credit facility. We recorded a gain on the McDowell settlement of $7,550 as a result of a negotiated reduction in the purchase price that was finalized in November 2007 (see Note 2 for additional information). Miscellaneous income/expense amounted to income of $493 for 2007 compared with income of $311 for 2006. This income was primarily due to foreign currency exchange gains, and the increase related mainly to the strengthening of the U.K. pound sterling compared with the U. S. dollar.
     Income Taxes. We reflected a tax provision of $77 for the twelve-month period ended December 31, 2007 compared with $23,735 in the same period of 2006. At the end of 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At December 31, 2007, we continue to recognize a full valuation allowance on our net deferred tax asset, as we believe that it is more likely than not that we will not be able to utilize these benefits in the future. (See Notes 1 and 8 for additional information.) We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
     Net Income. Net income was $5,583, or $0.36 per basic and diluted common share, for the year ended December 31, 2007 compared with a net loss of $27,488, or $1.84 per basic and diluted common share, for the year ended December 31, 2006, primarily as a result of an improvement in the operating loss due to improved profit margins on revenues and overall increase in sales volumes, the recognition of a non-operating gain on the McDowell settlement, and the recognition of a full valuation allowance against our deferred tax asset in 2006 that did not reoccur in 2007. Average common shares outstanding used to compute diluted earnings per share increased from 14,906,000 in 2006 to 15,557,000 in 2007, mainly due to stock option exercises, the dilutive impact from unexercised options and warrants, and the partial-year impact of the limited public offering completed in November 2007 where an additional 1,000,000 shares were issued.

Twelve Months Ended December 31, 2006 Compared With the Twelve Months Ended December 31, 2005

	12 Months Ended		Increase /
	12/31/2006	12/31/2005	(Decrease)

Revenues	$93,546	$70,501	$23,045
Cost of products sold	76,103	58,243	17,860

Gross margin	17,443	12,258	5,185
Operating and other expenses	20,400	15,160	5,240

Operating income	(2,957)	(2,902)	(55)
Other (expense) income, net	(796)	(954)	158

Income before taxes	(3,753)	(3,856)	103
Income tax provision/(benefit)	23,735	489	23,246

Net (loss)/income	$(27,488)	$(4,345)	$(23,143)

Net (loss)/income per share — basic	$(1.84)	$(0.30)	$(1.54)

Net (loss)/income per share — diluted	$(1.84)	$(0.30)	$(1.54)

Weighted average shares outstanding-basic	14,906,000	14,551,000	355,000

Weighted average shares outstanding-diluted	14,906,000	14,551,000	355,000

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
     Sales of communications systems amounted to $7,433 in 2006 reflecting sales of various products related to McDowell, which was acquired in July 2006. We had no comparable sales in 2005.
     Design and installation services revenues, consisting of technology contracts, decreased $1,336 to $589 for the year ended December 31, 2006, mainly due to the completion of work on our development contract with General Dynamics.
     Cost of Products Sold. Cost of products sold increased $17,860 from $58,243 for the year ended December 31, 2005 to $76,103 for the year ended December 31, 2006, primarily as a result of the increase in revenues. Consolidated cost of products sold as a percentage of total revenue decreased from 83% for the twelve months ended December 31, 2005 to 81% for the year ended December 31, 2006. Correspondingly, consolidated gross margins were 19% for the year ended December 31, 2006, compared with 17% for the year ended December 31, 2005, mainly attributable to margin improvements in Rechargeable product sales in addition to margins generated in communications systems.
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
     Cost of products sold in Communications Systems amounted to $5,662 in 2006, reflecting a gross margin of 24%.
     Design and installation services cost of sales, consisting of technology contracts, decreased $1,269, from $1,866 for the year ended December 31, 2005, to $597 in 2006. This decline in costs was related to a decrease in revenue in the segment.

Design and installation services cost of sales as a percentage of revenue was 101% for the year ended December 31, 2006, compared with 97% for the year ended December 31, 2005. Correspondingly, gross margins were a 1% loss in 2006 compared with a 3% profit in 2005. This margin decline was mainly due to adjustments in the estimated costs to complete our contracts with General Dynamics and Harris RF Communications as these projects transition from development to production.
     Operating and Other Expenses. Total operating expenses increased $5,240, from $15,160 for the year ended December 31, 2005 to $20,400 for the year ended December 31, 2006. Excluding the impact of expensing stock options of $1,286 ($1,193 in selling, general, and administrative expenses and $93 in research and development charges) related to the adoption of FAS 123R in 2006, operating expenses increased $3,954. Amortization expense associated with the recognition of intangible assets related to the acquisitions of ABLE and McDowell created $1,199 ($580 in selling, general, and administrative expenses and $619 in research and development charges) in additional operating expenses, and ongoing operating expenses from the newly acquired companies added approximately $3,100 of operating expenses in 2006. Research and development charges increased $1,346 to $5,097 in 2006 due to added development costs associated with the addition of McDowell’s R&D expenses and the amortization of intangible assets in 2006. In addition to the R&D line shown in Operating Expenses, we also consider our efforts for technology contracts included in our Design and Installation Services segment to be related to key product development efforts. Selling, general, and administrative expenses increased $3,894 to $15,303. Excluding the impact of expensing stock options, selling, general, and administrative expenses increased $2,701 primarily related to additional operating costs associated with the newly acquired entities, in addition to integration costs and the amortization of intangible assets in 2006. Overall, operating and other expenses as a percentage of sales were 22% in 2006, consistent with 2005.
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
     Included in the 2005 provision is a $1,456 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a reduction to the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change is to be phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. It is expected that this legislative change, when fully implemented, will result in a reduction in our New York State effective tax rate from approximately 2.46% to 0.03%. Excluding the New York State tax provision, the 2005 benefit related mainly from the year-to-date loss before income taxes for U.S. operations. (See Notes 1 and 8 for additional information.)
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
Adjusted EBITDA
     In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-cash, non-operating expenses or income. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income (loss), the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).
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

     We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Years ended December 31,
	2007	2006	2005
Net income (loss)	$5,583	$(27,488)	$(4,345)
Add: interest expense, net	2,184	1,298	636
Add: income tax provision (benefit)	77	23,735	489
Add: depreciation expense	3,861	3,667	3,181
Add: amortization expense	2,317	1,199	—
Add: stock-based compensation expense	2,149	1,480	—
Less: gain on McDowell settlement	(7,550)	—	—

Adjusted EBITDA	$8,621	$3,891	$(39)

Liquidity and Capital Resources
Cash Flows and General Business Matters
     As of December 31, 2007, cash and cash equivalents totaled $2,245. During the twelve months ended December 31, 2007, we generated $1,569 of cash from operating activities as compared to generating $151 of cash for the twelve months ended December 31, 2006. The cash from operating activities generated during 2007 was mainly attributable to our pre-tax income of $5,583, plus an addback for non-cash expenses of depreciation, amortization and stock-based compensation of $8,327, offset by a deduction of $7,550 for the non-cash gain from the McDowell settlement agreement. Approximately $6,114 of cash was used for working capital due mainly to an increase in inventories that resulted from sizeable orders for communications systems in the latter part of 2007. The cash generated from operating activities of $151 during 2006 was mainly attributable to a pre-tax loss of $3,753, offset by an addback for non-cash expenses of depreciation, amortization and stock-based compensation of $6,346. As discussed previously, we recorded a $23,735 charge in the fourth quarter of 2006 related to a full reserve for our deferred tax asset, which had no impact on cash. Changes in working capital in 2006 were modest, as increases in receivables and inventories were offset by increases in payables and other liabilities, net of the impact from acquisitions. The increase in receivables in 2006 was related to the timing of shipments toward the end of 2006, and the increase in payables was related to higher inventory levels needed to meet production requirements and timing of payments to suppliers.
     In 2007, we used $10,751 of cash in investing activities, $2,073 of which was used to purchase fixed assets, and $8,678 of which was used in connection with the acquisitions of RedBlack and SPS, as well as a contingent purchase price payout related to the ABLE acquisition. During 2007, we generated $10,427 in net funds from financing activities. The financing activities included inflows of $13,936 from the issuance of stock and stock option exercises, including $12,622 that resulted from a limited public offering in November 2007 where we issued one million new shares of common stock, and $3,308 from revolver loan borrowings, offset by principal payments on our term loan, capital leases, and debt we assumed from acquisitions of $6,817.
     Although we booked a full reserve for our deferred tax asset during the fourth quarter of 2006 and continue to carry this reserve as of December 31, 2007, we continue to have significant U.S. NOLs available to us to utilize as an offset to taxable income. As of December 31, 2007, none of our U.S. NOLs have expired. Over the next five years, the scheduled expirations of our U.S. NOLs are as follows: 2008 — $2,428, 2009 — $3,303, 2010 — $2,034, 2011 — $6,158, and 2012 — $10,429. (See Note 8 in the Notes to the Consolidated Financial Statements for additional information.)
     Inventory turnover for the year ended December 31, 2007 averaged 3.0 turns compared to 3.2 turns for 2006. The decline in this metric is mainly due to the timing of production and shipments, including maintaining a supply of raw materials for surge production for the U.S. military, and the impact from procuring premium priced inventory at our Waco operation in the latter part of 2006. In addition, our inventory turnover was impacted by delayed deliveries to our customers in the fourth quarter of 2007 due to a supply chain issue at our sole supplier for a key component of our advanced communications systems we had coordinated as we ramped-up of production at the end of 2007 to meet shipping schedules on certain large orders received during the fourth quarter. We expect this metric to improve during 2008 as our supply chain issues are resolved and we can ship products to our customer in a more timely fashion. Our Days Sales Outstanding

(DSOs) was an average of 55 days for 2007, an increase from the 2006 average of 50 days, as our customer base continues to expand and the credit terms for non-U.S. customers are generally more lenient than for U.S. customers.
     Our order backlog at December 31, 2007 was approximately $141,850, of which approximately $115,506 related to recent orders for SATCOM-On-The-Move and other advanced communications systems. The majority of the backlog was related to orders that are expected to ship throughout 2008.
     As of December 31, 2007, we had made commitments to purchase approximately $326 of production machinery and equipment, which we expect to fund through operating cash flows.
     In October 2005, we received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead time and increase manufacturing efficiency to boost production surge capability of our BA-5390 battery during contingency operations. Under the contract, we have also purchased and pre-positioned critical long lead-time materials and subassemblies. During 2006 and 2007, we received approximately $2,852 for completing the first four milestones under the contract, primarily related to reimbursement for raw material inventory and the procurement of certain equipment.
     We have had certain “exigent” non-bid contracts with the U.S. government that have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2007, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and have furnished the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operation.
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage of our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status. As of December 31, 2007, we have determined that our reserve for this potential liability continues to be reasonable. It is likely, however, that the final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It is likely to take several years before the final resolution of outstanding workers’ compensation claims. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
     In connection with our acquisition of ABLE on May 19, 2006, there was an additional $500 cash payment to be made to the sellers of ABLE upon the achievement of certain performance milestones, payable in separate $250 payments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The first milestone payment was made during the fourth quarter of 2007.
     In connection with our acquisition of McDowell, the purchase price of approximately $25,000 (consisting of $5,000 in cash and a $20,000 non-transferable convertible note to be held by the sellers) was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. In January 2007, we made a $1,500 payment to the sellers of McDowell as partial payment for the remaining obligation and we had accrued $1,889 for the remaining final post-closing adjustment of $3,389. On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell, which resolved various operational issues that arose during the first several months following the acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible note from $20,000 to $14,000, and eliminating a $1,889 liability related to the Purchase Price Adjustment formula. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes.
     In connection with our acquisition of RedBlack on September 28, 2007, there is an additional cash payment of up to $2,000 to be made contingent upon the achievement of certain annual sales milestones through September 30, 2010. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement.
     In connection with our acquisition of Stationary Power Services on November 16, 2007, the purchase agreement specified an adjustment mechanism based upon SPS’s closing date net worth balance relative to a previously-agreed amount of $500. This adjustment is still under review. In addition, there is a contingent payout of 100,000 shares of our common stock to be earned upon the achievement of certain post-acquisition sales milestones.
     In connection with our acquisition of Reserve Power Systems on November 16, 2007, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to SPS, which historically have comprised substantially all of RPS’s sales.
Debt and Lease Commitments
     At December 31, 2007, we had outstanding capital lease obligations of $514.
     Our primary credit facility, which was initiated in June 2004, consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including those owned by our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $15,000. Availability under the revolving credit component is subject to meeting certain financial covenants. We are required to meet certain financial covenants under the facility, as amended, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earnings ratio within a predetermined grid).
     On June 30, 2004, we drew down the full $10,000 term loan that was made available to us. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. On January 1, 2006, the adjusted rate was 6.98%. On February 14, 2007, the adjusted rate increased to 7.23%, on August 15, 2007, the adjusted rate decreased to 6.98%, and on November 7, 2007, the adjusted rate decreased to 5.98%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2007 resulted in an asset of $4, all of which was reflected as a short-term asset.
     There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provided that the banks would forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility at that time. The banks agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breached the Forbearance and Amendment or unless another event or condition occurred that constituted a default under the credit facility. Each bank agreed to continue to make revolving loans available to us during the Forbearance Period. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment was reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both were increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interest threshold had been set at 20%.
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
     Effective August 15, 2007, we entered into Amendment Number Nine to Credit Agreement (“Amendment Nine”) with the banks. Amendment Nine effectively ended the Forbearance Period and extended the term of the revolving credit component of the facility to January 31, 2009 and the term of the term loan component of the facility to July 1, 2009. Amendment Nine also added several definitions and modified or replaced certain covenants. As of December 31, 2007, we were in compliance with all of the credit facility covenants, as amended.
     As of December 31, 2007, we had $3,167 outstanding under the term loan component of our credit facility with our primary lending bank and $11,200 was outstanding under the revolver component. At December 31, 2007, the interest rate on the revolver component was 7.25%. The revolver arrangement currently provides for up to $15,000 of borrowing capacity, including outstanding letters of credit. At December 31, 2007, we had no outstanding letters of credit related to this facility, as amended August 15, 2007, leaving $3,800 of additional borrowing capacity.
     Our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), has an agreement for a revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with Ultralife UK’s outstanding accounts receivable balances. The maximum credit available to that subsidiary under the facility is approximately $899 as of December 31, 2007. The rate of interest is based upon prime plus 2.25% (7.75% at December 31, 2007). At December 31, 2007, there was nothing outstanding under this facility.
     In connection with our acquisition of RedBlack, we assumed approximately $900 in debt, of which we immediately paid off approximately $875 after closing. In connection with our acquisition of SPS and RPS, we assumed approximately $1,400 in debt, of which we immediately paid off approximately $1,200 after closing.
     We are continually in discussion with our primary lending banks to enhance the flexibility of our credit facility structure. While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility that is subject to Amendment Nine.
     We have been able to obtain certain grants/loans from government agencies to assist with various funding needs. In November 2001, we received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. This grant/loan also required us to meet and maintain certain levels of employment. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels had increased to a level that exceeded the minimum threshold, and we received these funds in April 2007. As this grant/loan requires us to not only meet, but maintain our employment levels for a pre-determined time period, we currently reflect the funds that we received as a current liability, in the Other Current Liabilities line on our Consolidated Balance Sheet. Our employment levels met the specified levels as of December 31, 2007. In the event our employment levels are not maintained at the specified levels at December 31, 2008, we may be required to pay back these funds.
Equity Transactions
     During 2007, 2006 and 2005, we issued 204,000, 200,000, and 452,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $1,314 in 2007, $1,231 in 2006 and $2,488 in 2005 in cash proceeds as a result of these transactions.
     During 2007 and 2006, we issued restricted stock awards of 51,548 and 85,668 shares of our common stock, respectively, to certain officers and directors, with various vesting schedules related to time and performance. At December 31, 2007, 45,313 shares had vested.
     In November 2007, we completed a limited public offering, whereby 1,000,000 shares of our common stock were issued. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the SPS cash payment, $3,500 was used as a prepayment on the subordinated convertible notes that were issued as partial consideration for the McDowell acquisition, and $1,000 was used as a repayment of borrowings outstanding under our credit facility used to fund the RedBlack acquisition. The remainder of the proceeds was used for general working capital purposes.
     In connection with our May 2006 stock purchase of ABLE New Energy Co., Ltd., we issued a combination of shares and warrants exercisable for shares of our common stock to the previous owners of ABLE New Energy Co., Ltd. as part of the purchase price. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, based on the closing price of the stock on the closing date of the acquisition, and 100,000 stock warrants with a five-year term valued at $526, for a total equity consideration of $1,526. In January 2008, 82,000 warrants were exercised.
     In connection with our July 2006 acquisition of substantially all of the assets of McDowell Research, Ltd., we issued to McDowell Research, Ltd. a non-transferable, subordinated convertible promissory note in the principal amount of $20,000 as part of the purchase price. The $20,000 convertible note carried a five-year term, an annual interest rate of 4% and was convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeds $17.50 per share. The conversion price was subject to adjustment as defined in the subordinated convertible promissory note. Interest was payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. In April 2007, in connection with its dissolution, McDowell Research, Ltd. distributed the convertible note to its members in proportion to their membership interests, resulting in six separate convertible notes aggregating to $20,000. On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd., which resolved various operational issues that arose during the first several months following the acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible notes from $20,000 to $14,000, and eliminating the $1,889 liability related to the purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. In January 2008, the convertible notes were converted in full into 700,000 shares of our common stock.
     In connection with our November 2007 acquisition of all of the issued and outstanding shares of common stock of Stationary Power Services, Inc., we issued, to the seller, a subordinated convertible promissory note in the principal amount of $4,000 as part of the purchase price. The $4,000 convertible note carries a three-year term, an annual interest rate of 5% and is convertible at $15 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on November 16, 2010. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock.
     In connection with our November 2007 acquisition of all of the issued and outstanding shares of common stock of Reserve Power Systems, Inc., we issued 100,000 shares of our common stock valued at $1,383.
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
     Our plan to achieve operational profitability and reduce our negative cash flows from operations includes successfully resolving our supply chain issue for a key component that caused a delay in shipping certain advanced communications systems to fulfill certain large orders, implementing measures in our operations to reduce scrap and improve manufacturing efficiencies, and reducing our inventory levels by balancing our production activity and sales orders more effectively. Additionally, we believe we have adequate third party financing available to fund our operations or we could obtain other financing, if needed.
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
Contractual Obligations

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations:	Total	1 year	years	years	5 years
Debt Obligations	$29,133	$13,313	$5,277	$10,543	$—
Expected Interest Payments	3,126	1,352	1,498	276	—
Capital Lease Obligations	514	110	226	178	—
Operating Lease Obligations	3,068	944	1,303	665	156
Purchase Obligations	100,794	100,794	—	—	—

Total	$136,635	$116,513	$8,304	$11,662	$156

     Expected interest payments are calculated assuming a 5.98% annual rate on outstanding debt principal, 7.25% annual rate on the outstanding revolver balance, plus associated fees related to the our credit facility; the applicable annual interest rates ranging from 0.00% to 7.13% for various notes payable for equipment and vehicles; and a 5.00% annual rate on the outstanding principal related to the subordinated convertible notes payable. Purchase obligations consist of commitments for property, plant and equipment, open purchase orders for materials and supplies, and other general commitments for various service contracts.

Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
Outlook
     For 2008, we are projecting full year revenues of at least $238,000, which includes revenues from shipments on the $24,000 SATCOM-On-The-Move contract that were delayed in the fourth quarter of 2007. The achievement of our forecast is highly dependent on the receipt of key components to complete orders for advanced communications systems.
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
Service Contracts — Revenue from fixed price engineering contracts and the sale of installation services is recognized on a proportional method, measured by the percentage of actual costs incurred to total estimated costs to complete the contract. Revenue from time and material engineering contracts is recognized as work progresses through monthly billings of time and materials as they are applied to the work pursuant to the terms in the respective contract. Revenue from customer maintenance agreements is recognized using the straight-line method over the term of the related agreements, which range from six months to three years.
Technology Contracts — We recognize revenue using the proportional method, measured by the percentage of actual costs incurred to date to the total estimated costs to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. We allocate costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred.
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
Stock-Based Compensation:
Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods presented in this report to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. We calculate expected volatility for stock options by taking an average of historical volatility over the past five years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The change to a blended volatility measure was based on a thorough review of assumptions underlying the valuation of our stock options, in conjunction with additional information and guidance that became more widely available as we prepared to implement SFAS 123R in 2006. A blended volatility factor was deemed to be more appropriate as we believe that implied volatility, a forward-looking measure, provides a more market-driven valuation related to investors’ expectations of the volatility of our business, and provides a balance against focusing only on a historical measure. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.
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

We recorded a deferred tax asset in December 2004 arising from our conclusion that it was more likely than not that we would be able to utilize our U.S. net operating loss carryforwards (“NOLs”) that had accumulated over time. The recognition of a deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years. The amount of the net deferred tax assets was considered realizable. As of December 31, 2005, we continued to recognize a deferred tax asset arising from our conclusion that it was more likely than not that we would be able to utilize our U.S. NOLs that had accumulated over time. In December 2006, we placed a full valuation allowance on our deferred tax assets arising from our conclusion that it was more likely than not that we would not be able to utilize our U.S. NOLs that had accumulated over time. The recognition of the full valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net income/losses, and income/losses on a cumulative three-year basis; and b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios. As of December 31, 2007, we continue to recognize a full valuation allowance on our deferred tax assets, based on a consistent evaluation methodology that was used for 2006 and arising from our conclusion that it is more likely than not that we would not be able to utilize our U.S. NOLs that have accumulated over time. We have significant NOLs related to past years’ cumulative losses, and as a result can be subject to U.S. alternative minimum tax where NOLs can offset only 90% of alternative minimum taxable income. Because evidence such as our operating results during the most recent historical periods is afforded more weight than forecasted results for future periods, our cumulative loss during our most recent three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under SFAS No. 109. Achieving business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset. (See Note 8 in the Notes to the Consolidated Financial Statements for additional information.)
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that we may pursue after its effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The impact of adopting SFAS No. 160 will be dependent on the structure of future business combinations or partnerships that we may pursue after its effective date.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, FASB issued FSP FASB No 157-2, which delays the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, with early adoption encouraged. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement had no significant impact on our financial statements. See Note 8 for additional information related to the effect of the adoption of FIN 48.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 was effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this pronouncement had no impact on our financial statements.
     In January 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolved issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminated the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that began after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption was permitted as of the beginning of an entity’s fiscal year, provided the entity had not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The adoption of this pronouncement had no significant impact on our financial statements.
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 was effective the latter of the first reporting period that ended after June 8, 2005 or the date that the EU-member country adopts the law. Effective January 2, 2007, the United Kingdom, the only EU-member country in which we have significant operations, adopted the law. The adoption of this law had no significant impact on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)
     We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligation. In July 2004, we hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of our credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and is adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of December 31, 2007, a one basis point change in the Eurodollar spread would have a less than $1 value change.
     We are subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. In the year ended December 31, 2007, approximately 81% of our sales were denominated in U.S. dollars. The remainder of our sales was denominated in U.K. pounds sterling, euros, Australian dollars, Canadian dollars and Chinese yuan renminbi. A 10% change in the value of the pound sterling, the euro, Australian dollar, Canadian dollar or the yuan renminbi to the U.S. dollar would have impacted our revenues in that period by less than 2%. We monitor the relationship between the U.S. dollar and other currencies on a continuous basis and adjust sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.
     We maintain manufacturing operations in North America, Europe and Asia, and export products internationally. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, which is translated into U.S. dollars for our consolidated financial statements. A 10% change in local currency relative to the U.S. dollar would have impacted our consolidated income before taxes by approximately $315, or approximately 6%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 47.

Page

Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP	48

Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	49

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006	50

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	51

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other
Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	52

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	53

Notes to Consolidated Financial Statements	54

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	96

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ultralife Batteries, Inc.
Newark, New York
     We have audited the accompanying consolidated balance sheets of Ultralife Batteries, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for the years ended December 31, 2007 and 2006. We have also audited the schedule listed in the accompanying index for the years ended December 31, 2007 and 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Batteries, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
     Also in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, for the years ended December 31, 2007 and 2006 presents fairly, in all material respects, the information set forth therein.
     As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation on January 1, 2006 by adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultralife Batteries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 19, 2008, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Troy, Michigan
March 19, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Ultralife Batteries, Inc.:
In our opinion, the consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss) and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows for Ultralife Batteries, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
March 22, 2006

ULTRALIFE BATTERIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,245	$720
Trade accounts receivable, net of allowance for doubtful accounts of $485 and $447, respectively	26,540	24,197
Inventories	35,098	27,360
Due from insurance company	152	780
Deferred tax asset — current	309	75
Prepaid expenses and other current assets	3,949	2,748

Total current assets	68,293	55,880

Property, plant and equipment, net	19,365	19,396

Other assets:
Goodwill	21,180	13,344
Intangible assets, net	13,113	9,072
Security deposits	97	66

	34,390	22,482

Total Assets	$122,048	$97,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$13,423	$12,246
Accounts payable	18,326	15,925
Accrued compensation	974	547
Accrued vacation	928	755
Other current liabilities	8,181	8,337

Total current liabilities	41,832	37,810

Long-term liabilities:
Debt and capital lease obligations	16,224	20,043
Other long-term liabilities	985	316

Total long-term liabilities	17,209	20,359

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 17,208,862 and 15,853,306, respectively	1,712	1,578
Capital in excess of par value	152,070	134,736
Accumulated other comprehensive income (loss)	69	(321)
Accumulated deficit	(88,443)	(94,026)

	65,408	41,967

Less —Treasury stock, at cost - 728,690 and 727,250 shares outstanding, respectively	2,401	2,378

Total shareholders’ equity	63,007	39,589

Total Liabilities and Shareholders’ Equity	$122,048	$97,758

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues	$137,596	$93,546	$70,501
Cost of products sold	108,822	76,103	58,243

Gross margin	28,774	17,443	12,258

Operating expenses:
Research and development (including $1,027, $619 and $0 of amortization of intangible assets, respectively)	7,000	5,097	3,751
Selling, general, and administrative (including $1,290, $580 and $0 of amortization of intangible assets, respectively)	21,973	15,303	11,409

Total operating expenses	28,973	20,400	15,160

Operating income (loss)	(199)	(2,957)	(2,902)

Other income (expense):
Interest income	50	126	185
Interest expense	(2,234)	(1,424)	(821)
Gain on insurance settlement	—	191	—
Gain on McDowell settlement	7,550	—	—
Miscellaneous income (expense)	493	311	(318)

Income (loss) before income taxes	5,660	(3,753)	(3,856)

Income tax provision — current	—	—	3
Income tax provision — deferred	77	23,735	486

Total income taxes provision	77	23,735	489

Net income (loss)	$5,583	$(27,488)	$(4,345)

Earnings (loss) per share — basic	$0.36	$(1.84)	$(0.30)

Earnings (loss) per share — diluted	$0.36	$(1.84)	$(0.30)

Weighted average shares outstanding — basic	15,316	14,906	14,551

Weighted average shares outstanding — diluted	15,557	14,906	14,551

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)

	Accumulated Other
	Comprehensive Income (Loss)
				Foreign
	Common Stock		Capital in	Currency	Other
	Number		excess of	Translation	Unrealized	Accumulated	Treasury
	of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Total

Balance as of December 31, 2004	15,019,262	$1,502	$127,299	$(505)	$(100)	$(62,193)	$(2,378)	$63,625

Comprehensive loss:
Net loss						(4,345)		(4,345)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments				(609)				(609)
Unrealized gain on interest rate swap arrangements					160			160

Other comprehensive loss								(449)

Comprehensive loss								(4,794)

Tax benefits applicable to exercise of stock options			788					788
Shares issued under employee stock grant	42	—	1					1
Shares issued under stock option and warrant exercises	452,142	45	2,442					2,487

Balance as of December 31, 2005	15,471,446	$1,547	$130,530	$(1,114)	$60	$(66,538)	$(2,378)	$62,107

Comprehensive loss:
Net loss						(27,488)		(27,488)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments				743				743
Unrealized loss on interest rate swap arrangements					(10)			(10)

Other comprehensive income								733

Comprehensive loss								(26,755)

Stock-based compensation related to stock options			1,320					1,320
Shares issued and compensation under restricted stock grants	85,668	1	159					160
Shares and stock warrants issued in connection with ABLE acquisition	96,247	10	1,516					1,526
Shares issued under stock option and warrant exercises	199,945	20	1,211					1,231

Balance as of December 31, 2006	15,853,306	$1,578	$134,736	$(371)	$50	$(94,026)	$(2,378)	$39,589

Comprehensive income:
Net income						5,583		5,583
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments				437				437
Unrealized loss on interest rate swap arrangements					(47)			(47)

Other comprehensive income								390

Comprehensive income:								5,973

Stock-based compensation related to stock options			1,648					1,648
Shares issued and compensation under restricted stock grants	51,548	4	497				(23)	478
Shares issued in connection with RPS acquisition	100,000	10	1,373					1,383
Shares issued in connection with limited public offering, net of expenses	1,000,000	100	12,522					12,622
Shares issued under stock option exercises	204,008	20	1,294					1,314

Balance as of December 31, 2007	17,208,862	$1,712	$152,070	$66	$3	$(88,443)	$(2,401)	$63,007

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$5,583	$(27,488)	$(4,345)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of financing fees	3,861	3,667	3,181
Amortization of intangible assets	2,317	1,199	—
Loss on asset disposal	37	152	22
Gain on insurance settlement	—	(191)	—
Foreign exchange (gain) loss	(425)	(285)	330
Gain on McDowell settlement	(7,550)	—	—
Non-cash stock-based compensation	2,149	1,480	—
Changes in deferred income taxes	77	23,735	489
Provision for loss on accounts receivable	101	74	208
Provision for inventory obsolescence	1,323	90	221
Provision for warranty charges	210	131	205
Provision for workers’ compenstion obligation	—	350	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	83	(8,866)	(2,734)
Inventories	(7,348)	(2,366)	(6,115)
Prepaid expenses and other current assets	(1,157)	143	(793)
Insurance receivable relating to fires	682	602	659
Income taxes payable	—	19	—
Accounts payable and other liabilities	1,626	7,705	3,085

Net cash provided by (used in) operating activities	1,569	151	(5,587)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,073)	(1,455)	(3,309)
Proceeds from asset disposal	—	—	25
Proceeds from sales of securities	—	—	1,000
Payment for acquired companies, net of cash acquired	(8,678)	(7,013)	—

Net cash used in investing activities	(10,751)	(8,468)	(2,284)

FINANCING ACTIVITIES
Net change in revolving credit facilities	3,308	6,475	195
Proceeds from issuance of common stock	13,936	1,231	2,488
Principal payments on debt and capital lease obligations	(6,817)	(2,046)	(2,020)

Net cash provided by in financing activities	10,427	5,660	663

Effect of exchange rate changes on cash	280	163	(107)

Change in cash and cash equivalents	1,525	(2,494)	(7,315)

Cash and cash equivalents at beginning of period	720	3,214	10,529

Cash and cash equivalents at end of period	$2,245	$720	$3,214

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,175	$992	$545

Cash paid for income taxes	$—	$5	$22

Noncash investing and financing activities:
Issuance of common stock and stock warrants for acquired companies	$1,383	$1,526	$—

Issuance of convertible notes payable for acquired companies	$4,000	$20,000	$—

Purchase of property and equipment via capital lease payable	$545	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)
Note 1 — Summary of Operations and Significant Accounting Policies
a. Description of Business
          We offer products and services ranging from portable and standby power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: portable and standby power systems, communications and electronics systems and accessories, and custom engineered systems, solutions and services. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments.
b. Principles of Consolidation
          The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of Ultralife Batteries, Inc. and our wholly owned subsidiaries, Ultralife Batteries (UK) Ltd., ABLE New Energy Co., Limited, and its wholly-owned subsidiary ABLE New Energy Co., Ltd., McDowell Research Co., Inc., RedBlack Communications, Inc. (formerly Innovative Solutions Consulting, Inc.), Stationary Power Services, Inc. and Reserve Power Systems, Inc. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for using the equity method, if our interest is greater than 20%. Investments in entities in which we have less than a 20% ownership interest are accounted for using the cost method.
c. Management’s Use of Judgment and Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Key areas affected by estimates include: (a) reserves for deferred tax assets, excess and obsolete inventory, warranties, and bad debts; (b) profitability on development contracts; (c) various expense accruals; (d) stock-based compensation; and, (e) carrying value of goodwill and intangible assets. Actual results could differ from those estimates.
d. Reclassifications
          Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
e. Cash and Cash Equivalents
          For purposes of the Consolidated Statements of Cash Flows, we consider all demand deposits with financial institutions and financial instruments with original maturities of three months or less to be cash equivalents. For purposes of the Consolidated Balance Sheet, the carrying value approximates fair value because of the short maturity of these instruments.
f. Accounts Receivable and Allowance for Doubtful Accounts
          We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. We maintain reserves for potential credit losses based upon our loss history and specific receivables aging analysis. Receivable balances are written off when collection is deemed unlikely. Such losses have been within management’s expectations.

          Changes in our allowance for doubtful accounts during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Balance at beginning of year	$447	$458	$284
Amounts charged (credited) to expense	101	74	208
Amounts charged to other accounts	6	—	—
Uncollectible accounts written-off, net of recovery	(69)	(85)	(34)

Balance at end of year	$485	$447	$458

g. Inventories
          Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.
h. Property, Plant and Equipment
Property, plant and equipment are stated at cost. Estimated useful lives are as follows:

Buildings	10 – 20 years
Machinery and Equipment	5 – 10 years
Furniture and Fixtures	3 – 10 years
Computer Hardware and Software	3 – 5 years
Leasehold Improvements	Lesser of useful life or lease term
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
i. Long-Lived Assets, Goodwill and Intangibles
          We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. We did not record any impairment of long-lived assets in the calendar years ended December 31, 2007, 2006 or 2005.
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
          Based on the current preliminary valuations for amortizable intangible assets acquired in the RedBlack and SPS acquisitions during 2007, and the final valuations for amortizable intangible assets acquired in the ABLE and McDowell acquisitions during 2006, we project our amortization expense will be approximately $2,085, $1,393, $1,011, $818 and $649 for the fiscal years ending December 31, 2008 through 2012, respectively.

j. Translation of Foreign Currency
          The financial statements of our foreign affiliates are translated into U.S. dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Exchange gains (losses) included in net income (loss) for the years ended December 31, 2007, 2006 and 2005 were $425, $285, and $(330), respectively.
k. Revenue Recognition
          Product Sales – In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.
          Services – Revenue from fixed price engineering contracts and the sale of installation services is recognized on a proportional method, measured by the percentage of actual costs incurred to total estimated costs to complete the contract. Revenue from time and material engineering contracts is recognized as work progresses through monthly billings of time and materials as they are applied to the work pursuant to the terms in the respective contract. Revenue from customer maintenance agreements is recognized using the straight-line method over the term of the related agreements, which range from six months to three years.
          Technology Contracts – We recognize revenue using the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. We allocate costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred.
l. Warranty Reserves
          We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves, included in other current liabilities and other long-term liabilities as applicable on our Consolidated Balance Sheets, are based on historical experience of warranty claims. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.
m. Shipping and Handling Costs
          Costs incurred by us related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.
n. Advertising Expenses
          Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $443, $320, and $248 for the years ended December 31, 2007, 2006 and 2005, respectively.
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

q. Income Taxes
          The asset and liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes”, is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. For the year ended December 31, 2007, we continued to recognize a full valuation allowance on our net deferred tax asset, based on a consistent evaluation methodology that was used for 2006 and due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. Because evidence, such as our operating results during the most recent historical periods excluding the gain on the McDowell settlement, is afforded more weight than forecasted results for future periods, our cumulative loss during our most recent three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under SFAS No. 109. For the year ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. For the year ended December 31, 2005, our balance sheet reflected a balance of $23,729 associated with our net deferred tax asset, arising from our conclusion that it was more likely than not that we would be able to utilize our U.S. NOLs that had accumulated over time. A valuation allowance was required for the years ended December 31, 2007, 2006 and 2005 related to our U.K. subsidiary and the history of losses at that facility.
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement on January 1, 2007 had no significant impact on our financial statements.
r. Concentration Related to Customers and Suppliers
          We have three major customers, the U.S. Department of Defense, that comprised 14%, 20%, and 25% of our revenue in the years ended December 31, 2007, 2006 and 2005, respectively, the U.K. Ministry of Defence, that comprised 12%, 7%, and 6% of our revenue in the years ended December 31, 2007, 2006 and 2005, respectively, and Raytheon Company, that comprised 13%, 3%, and 1% of our revenue in the years ended December 31, 2007, 2006 and 2005, respectively. There were no other customers that comprised greater than 10% of our total revenues in those years.
          We have two customers that comprised 42% of our trade accounts receivables as of December 31, 2007. There were no other customers that comprised greater than 10% of our total trade accounts receivables as of December 31, 2007. We have one customer that comprised 22% of our trade accounts receivable as of December 31, 2006. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2006.
          Currently, we do not experience significant seasonal trends in non-rechargeable product revenues. However, a downturn in the U.S. economy, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower sales for us to this market segment. The smoke detector OEM market segment comprised approximately 12% of total non-rechargeable revenues in 2007. Additionally, a lower demand from the U.S., U.K. and other foreign governments could result in lower sales to military and government users.
          We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. Department of Defense have been substantial during 2007, 2006 and 2005, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.
     Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Although we believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source suppliers in the past. For example, in the fourth quarter of 2007, we ramped up production levels in our Communications Systems business to meet increased order volumes. A sole-source supplier of a key component was unable to meet an agreed-upon delivery schedule which caused a delay in shipments of our products to our customers.
s. Fair Value of Financial Instruments
          SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2007 and 2006. Fair values have been determined through information obtained from market sources.

t. Derivative Financial Instruments
          Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of our interest rate swap at December 31, 2007 and 2006 resulted in an asset of $4 and $76, respectively, all of which was reflected as short term.
u. Earnings (Loss) Per Share
          We account for earnings (loss) per common share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires the reporting of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities, if any, calculated using the treasury stock method. There were 1,573,325 outstanding stock options, warrants and restricted stock awards as of December 31, 2007 that were not included in EPS as the effect would be anti-dilutive. We also had 966,667 shares of common stock at December 31, 2007 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 392,041 outstanding stock options, warrants and restricted stock awards was included in the dilution computation for the year ended December 31, 2007. There were 1,915,471 and 1,516,906 outstanding stock options, warrants and restricted stock awards as of December 31, 2006 and 2005, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 1,333,333 and -0- shares of common stock at December 31, 2006 and 2005, respectively reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. For these periods, diluted earnings (loss) per share were the equivalent of basic earnings (loss) per share due to the net loss. (See Note 7)
          The computation of basic and diluted earnings per share is summarized as follows:

	Year Ended December 31,
	2007	2006	2005

Net Income (Loss) (a)	$5,583	$(27,488)	$(4,345)
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	—
Restricted Stock Awards	—	—	—

Net Income (Loss) – Adjusted (b)	$5,583	$(27,488)	$(4,345)

Average Shares Outstanding – Basic (c)	15,316	14,906	14,511
Effect of Dilutive Securities:
Stock Options / Warrants	222	—	—
Restricted Stock Awards	19	—	—

Average Shares Outstanding – Diluted (d)	15,557	14,906	14,551

EPS – Basic (a/c)	$0.36	$(1.84)	$(0.30)
EPS – Diluted (b/d)	$0.36	$(1.84)	$(0.30)
v. Stock-Based Compensation
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
          The effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”, to stock -based employee compensation for the year ended December 31, 2005, would have been as follows:

2005
Net loss, as reported	$(4,345)
Add: Stock option-based employee compensation expense included in reported net loss, net of related tax effects	—
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,236)

Pro forma net loss	$(7,581)

Loss per share:
Basic – as reported	$(0.30)
Diluted – as reported	$(0.30)
Basic – pro forma	$(0.52)
Diluted – pro forma	$(0.52)
          In December 2005, our Board of Directors approved the acceleration of vesting of certain “underwater” unvested stock options held by certain current employees, including some of our executive officers. Options held by our President and Chief Executive Officer were not included in the acceleration. Options held by non-employee directors also were not included as those options vest immediately upon grant. A stock option was considered “underwater” if the exercise price was $12.90 per share or greater. A total of 346,186 options were impacted by this acceleration. The effect on net loss in 2005 resulting from this acceleration, if we had applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation, was approximately $1,500 net of related tax effects. (See Note 7.)
w. Segment Reporting
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
x. Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that we may pursue after its effective date.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The impact of adopting SFAS No. 160 will be dependent on the structure of future business combinations or partnerships that we may pursue after its effective date.

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
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, FASB issued FSP FASB No 157-2, which delays the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, with early adoption encouraged. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement had no significant impact on our financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 was effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this pronouncement had no impact on our financial statements.
          In January 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (”SFAS No. 155”). SFAS No. 155 amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolved issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminated the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that began after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption was permitted as of the beginning of an entity’s fiscal year, provided the entity had not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The adoption of this pronouncement had no significant impact on our financial statements.
          In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 was effective the latter of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. Effective January 2, 2007, the United Kingdom, the only EU-member country in which we have significant operations, adopted the law. The adoption of this law had no significant impact on our financial statements.
Note 2 — Acquisitions
          We accounted for the following acquisitions in accordance with the purchase method of accounting provisions of SFAS No. 141, “Business Combinations,” whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
2007 Acquisitions
RedBlack Communications, Inc. (formerly Innovative Solutions Consulting, Inc.)
          On September 28, 2007, we finalized the acquisition of all of the issued and outstanding shares of common stock of Innovative Solutions Consulting, Inc. (“ISC”), a provider of a full range of engineering and technical services for communication electronic systems to government agencies and prime contractors. In January 2008, we renamed ISC to RedBlack Communications, Inc. (“RedBlack”).
          The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The initial $943 cash payment was financed through a combination of cash on hand and borrowings through the revolver component of our credit facility with our primary lending banks. We incurred $41 in acquisition related costs, which are included in the initial cost of the investment of $984, with a potential total cost of the investment of $2,984 assuming the earn-out of all contingent consideration. During the fourth quarter of 2007, $28 of additional acquisition costs were incurred, which resulted in an increase of goodwill of $28.
          The results of operations of RedBlack and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $136 (including $57 in cash) was recorded as goodwill in the amount of $905. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill will be assigned to the Design and Installation Services segment and is expected to be fully deductible for income tax purposes.
          As a result of revisions to the asset valuations during the fourth quarter of 2007, values assigned to the tangible and intangible assets have been revised. The adjustments to the values for tangible assets from those reported for the quarter ended September 29, 2007 were as follows: inventory decreased by $117, property, plant and equipment decreased by $100, non-compete agreements increased by $180 and accounts payable increased by $98. These adjustments resulted in an increase to goodwill of $135.
          The following table represents the revised, preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$57
Trade accounts receivables, net	535
Prepaid expenses and other current assets	175

Total current assets	767
Property, plant and equipment, net	687
Goodwill	905
Intangible Assets:
Non-compete agreements	180

Total assets acquired	2,539

LIABILITIES
Current liabilities:
Current portion of long-term debt	720
Accounts payable	431
Other current liabilities	159

Total current liabilities	1,310
Long-term liabilities:
Debt	188

Total liabilities assumed	1,498

Total Purchase Price	$1,041

          Non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of two years.
          The following table summarizes the unaudited pro forma financial information for the periods indicated as if the RedBlack acquisition had occurred at the beginning of the period being presented. The pro forma information contains the actual combined results of RedBlack and us, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets; and the impact on interest expense in connection with funding the cash portion of the acquisition purchase price. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Years Ended December 31,
(in thousands, except per share data)	2007	2006

Revenues	$139,698	$97,284

Net Income (Loss)	$ 5,107	$(28,987)

Earnings (Loss) per share — Basic	$ 0.33	$(1.94)
Earnings (Loss) per share — Diluted	$ 0.33	$(1.94)
Stationary Power Services, Inc. and Reserve Power Systems, Inc.
          On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power Services, Inc. (“SPS”), an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. Immediately prior to the closing of the SPS acquisition, SPS distributed the real estate assets, along with the corresponding mortgage payable, to the original owner of SPS, as these assets and corresponding liability were not part of our acquisition of SPS. Also on November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Reserve Power Systems, Inc. (“RPS”), a supplier of lead acid batteries primarily for use by SPS in the design and installation of standby power systems. SPS and RPS were previously affiliated companies due to common ownership interests.

          Under the terms of the stock purchase agreement for SPS, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the seller. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. The $6,000 cash payment was financed by a portion of the net proceeds from a limited public offering that we completed on November 16, 2007, whereby 1,000,000 shares of our common stock were issued. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the SPS cash payment. The $4,000 subordinated convertible promissory note carries a three-year term, bears interest at the rate of 5% per year and is convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including SFAS No. 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and concluded that this feature should not be separately accounted for as a derivative. We incurred $54 in acquisition related costs, which are included in the initial cost of the SPS investment of $10,054.
          Under the terms of the stock purchase agreement for RPS, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the operating plan, and 10% of sales that exceed the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to SPS, which historically have comprised substantially all of RPS’s sales.
          The results of operations of SPS and RPS and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $5,940 (including $111 of cash) was recorded as goodwill in the amount of $5,497. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new businesses. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill will be assigned to the Design and Installation Services and the Rechargeable Products segments and is expected to be fully deductible for income tax purposes.
          The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$111
Trade accounts receivables, net	1,594
Inventories	1,687
Prepaid expenses and other current assets	52

Total current assets	3,444
Property, plant and equipment, net	324
Goodwill	5,497
Intangible Assets:
Trademarks	1,300
Patents and Technology	440
Customer Relationships	4,600
Other Assets:
Security deposits	12

Total assets acquired	15,617

LIABILITIES
Current liabilities:
Current portion of long-term debt	1,277
Accounts payable	1,958
Other current liabilities	788

Total current liabilities	4,023
Long-term liabilities:
Debt	137
Other long-term liabilities	20

Total liabilities assumed	4,180

Total Purchase Price	$11,437

          Trademarks have an indefinite life and are not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of nineteen years.
          In connection with the SPS acquisition, we entered into an operating lease agreement for real property in Clearwater, Florida with a company partially owned by William Mahar, former owner of SPS and who joined the company as an employee following the completion of the SPS acquisition. The lease term is for three years and expires on November 15, 2010. The lease has a base annual rent of approximately $144, payable in monthly installments. In addition to the base annual rate, we are obligated to pay the real estate and personal property taxes associated with the facility. Under the terms of the lease, we have the right to extend the lease for one additional three-year term, with the base annual rent, applicable to the extension, of approximately $147.
          The following table summarizes the unaudited pro forma financial information for the periods indicated as if the SPS and RPS acquisitions had occurred at the beginning of the period being presented. Because SPS and RPS were under common control as of the date of these acquisitions, the pro forma information contains the actual combined results of SPS and RPS and us, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets; the interest expense incurred relating to the convertible note payable issued in connection with the acquisition purchase price; interest expense that would not have been incurred for the mortgage payable that was not assumed by us in the SPS acquisition; the elimination of the sales and purchases between SPS and RPS and us; and rent expense that would have been incurred for the building that was not acquired by us in the SPS acquisition, net of the reduction in depreciation expense for the building. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Years Ended December 31,
(in thousands, except per share data)	2007	2006

Revenues	$144,356	$102,484

Net Income (Loss)	$5,393	$(26,887)

Earnings (Loss) per share — Basic	$0.34	$(1.74)
Earnings (Loss) per share — Diluted	$0.33	$(1.74)
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

          The total consideration given for ABLE was a combination of cash and equity. The initial cash purchase price was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. In August 2007, the $5,000 cumulative revenue milestone was attained, and as such, we recorded the first $250 contingent cash payment, which resulted in an increase in goodwill of $250. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, based on the closing price of the stock on the closing date of the acquisition, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. The fair value of the stock warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions as of May 19, 2006 (the date of acquisition):

Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0.00%
Weighted average expected life (years)	2.50
          We incurred $59 in acquisition related costs, which is included in the total potential cost of the investment of $3,981.
          The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,268 (including $104 in cash) was recorded as goodwill in the amount of $1,567. The acquired goodwill has been assigned to the Non-Rechargeable Products segment and is not deductible for income tax purposes.
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

          Trademarks have an indefinite life and will not be amortized. The intangible assets related to patents and technology, customer relationships, and distributor relationships are being amortized as the economic benefits of these intangible assets are being utilized over their weighted-average estimated useful life of eleven years. The non-compete agreements are being amortized on a straight-line basis over its estimated useful life of three years.
McDowell Research, Ltd.
          On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located in Waco, Texas.
          Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers. The purchase price was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. A cash payment of $1,500 was made to the sellers during the first quarter of 2007 and we had accrued $1,889 for the remaining final post-closing adjustment of $3,389. As of December 31, 2006, we had accrued $3,000 for the post-closing adjustment. The 2006 accrual for the post-closing adjustment is included in the other current liabilities line on our Consolidated Balance Sheet.
          The initial $5,000 cash portion was financed through a combination of cash on hand and borrowing through the revolver component of our credit facility with our primary lending banks, which was amended to accommodate the acquisition of McDowell. The $20,000 convertible note carried a five-year term, an annual interest rate of 4% and was convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the 30-day average closing price of our common stock exceeded $17.50 per share. We had evaluated the terms of the conversion feature under applicable accounting literature, including SFAS No. 133 and EITF 00-19, and concluded that this feature should not be separately accounted for as a derivative. The conversion price was subject to adjustment as defined in the subordinated convertible promissory note. Interest was payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. In April 2007, in connection with its dissolution, McDowell distributed the convertible note to its members in proportion to their membership interests, resulting in six separate convertible notes aggregating $20,000.
          On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell, which resolved various operational issues that arose during the first several months following the acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible notes from $20,000 to $14,000, and eliminating the $1,889 liability related to the purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500, we reported a one-time, non-operating gain of approximately $7,550 to account for the purchase price reduction, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with SFAS No. 141. In January 2008, the convertible notes were converted in full into 700,000 shares of our common stock.
          We have incurred $59 in acquisition related costs, which are included in the approximate total cost of the investment of $28,448.
          The results of operations of McDowell and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $15,373 was recorded as goodwill in the amount of $13,075. The acquired goodwill has been assigned to the Communications Systems and the Rechargeable Products segments and is fully deductible for income tax purposes.

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

          Trademarks have an indefinite life and are not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of these intangible assets are being utilized over their weighted-average estimated useful life of thirteen years. The non-compete agreements are being amortized on a straight-line basis over their estimated useful life of two years.
          In connection with the McDowell acquisition, we entered into an operating lease agreement for real property in Waco, Texas with a partnership that is 50% owned by Thomas Hauke, who joined us as an executive officer following the completion of the McDowell acquisition. The lease term was for one year, with annual rent of $227, payable in monthly installments. This lease was extended and on November 1, 2007, we entered into a new operating lease agreement on a month-to-month basis for $10 per month, due to a reduction in total square feet being utilized. During the first quarter of 2007, Mr. Hauke resigned from his position.
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

Year Ended
(in thousands, except per share data)	December 31, 2006
Revenues	$105,691

Net Loss	$(26,359)

Loss per share — Basic	$(1.77)

Loss per share — Diluted	$(1.77)
Note 3 — Supplemental Balance Sheet Information
a. Inventory
          Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	December 31,
	2007	2006
Raw materials	$22,613	$14,964
Work in process	7,493	9,061
Finished products	7,325	4,541

	37,431	28,566
Less: Reserve for obsolescence	2,333	1,206

	$35,098	$27,360

b. Property, Plant and Equipment
          Major classes of property, plant and equipment consisted of the following:

	December 31,
	2007	2006
Land	$123	$123
Buildings and Leasehold Improvements	5,104	4,336
Machinery and Equipment	43,252	40,485
Furniture and Fixtures	1,229	982
Computer Hardware and Software	2,359	2,127
Construction in Progress	1,090	1,300

	53,157	49,353
Less: Accumulated Depreciation	33,792	29,957

	$19,365	$19,396

          Estimated costs to complete construction in progress as of December 31, 2007 and 2006 was approximately $876 and $900, respectively.
          Depreciation expense was $3,765, $3,610, and $3,112 for the years ended December 31, 2007, 2006, and 2005, respectively.

          Included in Buildings and Leasehold Improvements is our Newark, New York facility that was held under a capital lease. Upon expiration of the lease in December 2007, we purchased the facility for the purchase price of one dollar. The carrying value for this facility is as follows:

	December 31,
	2007	2006
Acquisition Value	$553	$553
Accumulated Amortization	544	488

Carrying Value	$9	$65

          Included in Machinery and Equipment are various capital leases. The carrying value for these assets is as follows:

	December 31,
	2007	2006
Acquisition Value	$600	$37
Accumulated Amortization	29	0

Carrying Value	$571	$37

c. Goodwill
     The following table summarizes the goodwill activity by segment for the years ended December 31, 2007 and 2006:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total

Balance at December 31, 2005	$—	$—	$—	$—	$—

Acquisition of ABLE	1,239	—	—	—	1,239
Acquisition of McDowell	—	2,421	9,684	—	12,105

Balance at December 31, 2006	$1,239	$2,421	$9,684	$—	$13,344

Acquisition of RedBlack	—	—	—	905	905
Acquisition of SPS	—	—	—	3,825	3,825
Acquisition of RPS	—	1,672	—	—	1,672
Adjustments to purchase price allocation	328	194	776	—	1,298
Effect of foreign currency translations	136	—	—	—	136

Balance at December 31, 2007	$1,703	$4,287	$10,460	$4,730	$21,180

d. Other Intangible Assets
          The composition of intangible assets was:

	December 31, 2007
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$4,399	$—	$4,399
Patents and technology	4,069	1,662	2,407
Customer relationships	7,489	1,608	5,881
Distributor relationships	329	123	206
Non-compete agreements	390	170	220

Total intangible assets	$16,676	$3,563	$13,113

	December 31, 2006
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$3,090	$—	$3,090
Patents and technology	3,737	619	3,118
Customer relationships	2,940	476	2,464
Distributor relationships	300	55	245
Non-compete agreements	204	49	155

Total intangible assets	$10,271	$1,199	$9,072

          Amortization expense for intangible assets was $2,317, $1,199, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.
          The change in the cost value of total intangible assets is a result of the 2007 acquisitions, changes in the final valuation of intangible assets in connection with the 2006 acquisitions and the effect of foreign currency translations.
Note 4 — Operating Leases
          We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $1,234, $1,026 and $768 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows:

				2012
2008	2009	2010	2011	and beyond
$944	$681	$621	$346	$476
Note 5 — Debt and Capital Leases
Credit Facilities
          Our primary credit facility, which was initiated in 2004, consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including all of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $15,000. Availability under the revolving credit component is subject to meeting certain financial covenants. We are required to meet certain financial covenants under the facility, as amended, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either a LIBOR rate or Prime, plus a Eurodollar spread (dependent upon a debt to earning ratio within a predetermined grid).
          On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the Eurodollar spread stipulated in the predetermined grid associated with the term loan. On January 1, 2006, the adjusted rate was 6.98%. On February 14, 2007, the adjusted rate increased to 7.23%, on August 15, 2007, the adjusted rate decreased to 6.98%, and on November 7, 2007, the adjusted rate decreased to 5.98%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2007 resulted in an asset of $4, all of which was reflected as a short-term asset.
     There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provided that the banks would forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility at that time. The banks agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breached the Forbearance and Amendment or unless another event or condition occurred that constituted a default under the credit facility. Each bank agreed to continue to make revolving loans available to us during the Forbearance Period. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment was reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, both were increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
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
          Effective August 15, 2007, we entered in Amendment Number Nine to Credit Agreement (“Amendment Nine”) with the banks. Amendment Nine effectively ended the Forbearance Period and extended the term of the revolving credit component of the facility to January 31, 2009 and the term of the term loan component of the facility to July 1, 2009. Amendment Nine also added several definitions and modified or replaced certain covenants. As of December 31, 2007, we were in compliance with all of the credit facility covenants, as amended.
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
          As of December 31, 2007, we had $3,167 outstanding under the term loan component of our credit facility with our primary lending bank and $11,200 was outstanding under the revolver component. At December 31, 2007, the interest rate on the revolver component was 7.25%. The revolver arrangement now provides for up to $15,000 of borrowing capacity, including outstanding letters of credit. At December 31, 2007, we had no outstanding letters of credit related to this facility, as amended August 15, 2007, leaving $3,800 of additional borrowing capacity.
          As of December 31, 2007, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), had nothing outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with Ultralife UK’s outstanding accounts receivable balances. The maximum credit available to that subsidiary under the facility is approximately $899 as of December 31, 2007. The rate of interest is based upon prime plus 2.25% (7.75% at December 31, 2007).
Equipment and Vehicle Notes Payable
          We have two equipment notes payable related to our McDowell operations. The first note payable is for equipment that provides for payments (including principal and interest at 5.85%) of $34 per year through January 2008. The other note payable is also for equipment that provides for payments (including principal and interest at 6.75%) of $12 per year through May 2009. The respective equipment collateralizes both notes payable.

          We have two equipment and one vehicle notes payable related to our RedBlack operations. The first equipment note payable provides for payments (including principal and interest at 6.27%) of $8 per year through February 2008. The second equipment note payable provides for payments (including principal and interest at 6.27%) of $12 per year through November 2008. The vehicle note payable provides for payments (including principal and interest at 0.90%) of $13 per year through March 2009. The respective equipment and vehicles collateralize the notes payable.
          We have eleven vehicle notes payable related to our SPS operations. The notes payable provide for payments (including principal and interest) of $73 per year, collectively. The interest rates on the notes payable range from 0.00% to 7.13%. The term on the notes payable range from 24 to 72 months, with payments on the individual notes payable ending between March 2008 and October 2012. The respective vehicles collateralize the notes payable.
Capital Leases
          We have twelve capital leases. The first capital lease commitment was for the Newark, New York facility which provided for payments (including principal and interest) of $28 per year from December 2003 through 2007. Upon expiration of the lease, we purchased the facility for one dollar. The second capital lease commitment is for copiers that provides for payments (including principal and interest) of $14 per year from November 2006 through October 2009. The third capital lease commitment is for leasehold improvements that provide for payments (including principal and interest) of $91 per year from May 2007 through April 2012. The remaining nine capital lease commitments are for copiers that provide for payments (including principal and interest) of $38 per year, collectively, from July 2007 through December 2012. Remaining interest payable on the capital leases is approximately $89. At the end of the lease terms, we are required to purchase the assets under the capital lease commitments for one dollar each.
Payment Schedule
          Scheduled principal payments under the current amount outstanding of debt and capital leases are as follows:

		Equipment
		and
		Vehicle		Convertible
	Credit	Notes	Capital	Notes
	Facility	Payable	Leases	Payable	Total
2008	$13,200	$113	$110	$—	$13,423
2009	1,167	60	115	—	1,342
2010	—	50	111	4,000	4,161
2011	—	34	119	10,500	10,653
2012 and thereafter	—	9	59	—	68

	14,367	266	514	14,500	29,647
Less: Current portion	13,200	113	110	—	13,423

Long-term	$1,167	$153	$404	$14,500	$16,224

          In January 2008, the convertible notes in connection with the McDowell acquisition, with a balance of $10,500 at December 31, 2007, were converted in full into 700,000 shares of our common stock.
Letters of Credit
          In connection with the $4,000 operating lease line that we initiated in March 2001, we maintained a letter of credit, which expired in July 2007. At December 31, 2007, we had no outstanding letters of credit.

Note 6 — Commitments and Contingencies
a. Indemnity Agreement
          The Delaware General Corporation Law provides that directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance as agents or trustees of ours.
b. Purchase Commitments
          As of December 31, 2007, we have made commitments to purchase approximately $326 of production machinery and equipment.
c. Royalty Agreements
          Technology underlying certain of our products is based in part on non-exclusive transfer agreements. In 2003, we entered into an agreement with Saft, to license certain tooling for battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2007, 2006 and 2005 was $13, $39 and $103, respectively. This agreement expires in the year 2017.
d. Government Grants/Loans
          We have been able to obtain certain grants/loans from government agencies to assist with various funding needs. In November 2001, we received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. This grant/loan also required us to meet and maintain certain levels of employment. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels had increased to a level that exceeded the minimum threshold, and we received these funds in April 2007. As this grant/loan requires us to not only meet, but maintain our employment levels for a pre-determined time period, we currently reflect the funds that we received as a current liability, in the Other Current Liabilities line on our Consolidated Balance Sheet. Our employment levels met the specified levels as of December 31, 2007. In the event our employment levels are not maintained at the specified levels at December 31, 2008, we may be required to pay back these funds.
          In October 2005, we received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead times and increase manufacturing efficiency to boost production surge capability of our BA-5390 battery during contingency operations. Approximately $1,800 of the total contract amount pertains to inventory that is included in our inventory balance at December 31, 2007, offset by deferred revenues which are included in other current liabilities. Approximately $700 of the total contract pertains to a reimbursement for expenses incurred to implement more effective processes and procedures, and the remaining approximately $500 was allocated to purchase equipment that is owned by the U.S. Defense Department. In 2006, we received $1,325 relating to this contract. In 2007, we received $1,257 relating to this contract. The contract term has been extended and we expect to complete this contract during 2008.
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
          In connection with the McDowell acquisition, we have one employment contract with a key employee for a term of two years. This agreement provides for a minimum salary and may include incentive bonuses based upon attainment of specified management goals. In addition, this agreement provides for severance payments in the event of specified termination of employment.

     In connection with the RedBlack (formerly ISC) acquisition, we entered into employment contracts with certain key employees for a term of one year. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment.
     In connection with the SPS and RPS acquisitions, we entered into employment contracts with certain key employees for a term of three years. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment.
f. Product Warranties
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Balance at beginning of year	$522	$464	$326
Accruals for warranties issued	210	131	205
Settlements made	(231)	(73)	(67)

Balance at end of year	$501	$522	$464

g. Post Audits of Government Contracts
     We have had certain “exigent”, non-bid contracts with the U.S. government that have been subject to an audit and final price adjustment and have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2007, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and have furnished the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DOD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
h. Legal Matters
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of ours.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and we are awaiting the results from our environmental consulting firm. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. Through December 31, 2007, total costs incurred have amounted to approximately $195, none of which has been capitalized. At December 31, 2007 and December 31, 2006, we have $85 and $35, respectively, reserved for this matter.
     A retail end-user of a product manufactured by one of our customers (the “Customer”), made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2008 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. As of December 31, 2007, we no longer have an accrual in the warranty reserve related to anticipated replacements under this agreement, due to lack of actual claims for replacements during the past few years. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
i. Workers’ Compensation Self-Insured Trust
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status. As of December 31, 2007, we have determined that our reserve for this potential liability continues to be reasonable. It is likely, however, that the final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It is likely to take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.

Note 7 — Shareholders’ Equity
a. Preferred Stock
     We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2007, no preferred shares were issued or outstanding.
b. Common Stock
     We have authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.
     In November 2007, we issued 1,000,000 shares of common stock in a limited public offering at $13.50 per share. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the SPS cash payment, $3,500 was used as a prepayment on the subordinated convertible notes that were issued as partial consideration for the McDowell acquisition, $1,000 was used as a repayment of borrowings outstanding under our credit facility used to fund the RedBlack acquisition, and for general working capital purposes.
c. Treasury Stock
     At December 31, 2007 and 2006, we had 728,690 and 727,250 shares, respectively, of treasury stock outstanding, valued at $2,401 and $2,378, respectively. The 1,440 increase in treasury shares related to the vesting of restricted stock awards for certain key employees in December 2007, a portion of which were withheld as treasury shares to cover for estimated individual income taxes, since the vesting of such awards is a taxable event for the individuals.
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
     Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which required compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options was reflected in net income (loss). For purposes of the disclosure-only provision of SFAS No. 148, “Accounting for Stock–Based Compensation”, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2005:

2005

Risk-free interest rate	4.2%
Volatility factor	69.4%
Dividends	0%
Weighted average expected life (years)	4
Weighted average fair value of options granted	$7.53
     Our shareholders have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of options outside of these plans.
     Our shareholders have approved a 1992 stock option for grants to key employees, directors and consultants of ours. The shareholders approved reservation of 1,150,000 shares of Common Stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of Common Stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees were eligible to receive ISOs and NQSOs; however, directors and consultants were eligible to receive only NQSOs. All ISOs vested at twenty percent per year for five years and expired on the sixth anniversary of the grant. The NQSOs vested immediately and expire on the sixth anniversary of the grant. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of December 31, 2007, there were 25,400 stock options outstanding under this plan.
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
     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three or five year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2007, there were 1,696,063 stock options outstanding under the amended 2000 stock option plan and the LTIP.
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
     The 346,186 stock options affected by this accelerated vesting represented approximately 25% of the outstanding stock options awarded to our employees under our LTIP and predecessor plans.
     In conjunction with SFAS No. 123R, we recorded compensation cost related to stock options of $1,649 and $1,322 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $1,785 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.39 years.
     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Risk-free interest rate	4.59%	4.84%
Volatility factor	56.72%	60.04%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.75	3.66
Forfeiture rate	7.00%	7.00%
     We calculate expected volatility for stock options by taking an average of historical volatility over the past five years and a computation of implied volatility. Prior to 2006, the computation of expected volatility was based solely on historical volatility. The change to a blended volatility measure was based on a thorough review of assumptions underlying the valuation of our stock options, in conjunction with additional information and guidance that became more widely available as we prepared to implement SFAS No. 123R in 2006. A blended volatility factor was deemed to be more appropriate as we believe that implied volatility, a forward-looking measure, provides a more market-driven valuation related to investors’ expectations of the volatility of our business, and provides a balance against focusing only on a historical measure. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. Forfeiture rates are calculated by dividing unvested shares forfeited by beginning shares outstanding. The pre-vesting forfeiture rate is calculated yearly and is determined using a historical twelve-quarter rolling average of the forfeiture rates.
     The following table summarizes data for the stock options issued by us:

	Year Ended December 31, 2007
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value
Shares under option at beginning of year	1,815,471	$11.03

Options granted	263,000	10.49
Options exercised	(204,008)	6.43
Options cancelled	(105,000)	10.58

Shares under option at end of year	1,769,463	$11.51	4.32 years	$15,323

Vested and expected to vest as end of year	1,661,586	$11.55	4.23 years	$14,316
Options exercisable at end of year	1,095,735	$12.18	3.55 years	$8,761

Year Ended December 31,	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
	of Shares	Per Share	Of Shares	Per Share
Shares under option at beginning of year	1,430,271	$10.94	1,652,013	$8.95

Options granted	566,300	10.54	291,000	13.82
Options exercised	(119,400)	6.09	(452,142)	5.50
Options cancelled	(61,700)	14.04	(60,600)	11.18

Shares under option at end of year	1,815,471	$11.03	1,430,271	$10.94

Options exercisable at end of year	1,038,376	$11.96	974,858	$12.36
     The following table represents additional information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted-
	Number of	Average		Number
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
Range of	at December 31,	Contractual	Average	at December 31,	Average
Exercise Prices	2007	Life	Exercise Price	2007	Exercise Price

$2.61-$4.96	251,805	0.98	$4.01	208,705	$3.92
$5.18-$9.84	281,025	6.08	$9.69	32,925	$9.27
$9.95-$10.55	290,183	5.12	$10.18	135,217	$10.16
$10.70-$12.96	408,000	5.18	$12.48	201,938	$12.67
$12.99-$14.75	51,000	4.27	$13.88	29,500	$14.21
$15.05-$15.05	335,450	3.91	$15.05	335,450	$15.05
$16.15-$20.89	127,500	3.89	$18.06	127,500	$18.06
$21.28-$21.28	24,500	2.52	$21.28	24,500	$21.28

$2.61-$21.28	1,769,463	4.32	$11.51	1,095,735	$12.18
     The weighted average fair value of options granted during the years ended December 31, 2007 and 2006 was $4.84 and $5.02. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2007 and 2006 was $1,526 and $604.
     Prior to adopting FAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. SFAS No. 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in 2007 or 2006. Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2007, 2006 and 2005 was $1,314, $728 and $2,487, respectively.
e. Warrants
     In July 2001, we issued warrants to purchase 109,000 shares of our common stock to H.C. Wainwright & Co., Inc. and other affiliated individuals that participated as investment bankers in the $6,800 private placement of 1,090,000 shares of common stock that was completed at that time. The exercise price of the warrants was $6.25 per share and the warrants had a five-year term. Through 2005, 22,365 warrants had been exercised. During 2006, 80,545 warrants were exercised. On July 20, 2006, warrants to purchase 6,090 shares expired unexercised. At December 31, 2006, none of these warrants were outstanding.
     On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. At December 31, 2007, there were 100,000 warrants outstanding. In January 2008, 82,000 warrants were exercised.
f. Restricted Stock Awards
     During 2007, we issued 28,948 restricted stock awards to directors. The restrictions lapse in equal installments of 7,237 shares on August 15, 2007, November 15, 2007, February 15, 2008 and May 15, 2008. As of December 31, 2007, 14,474 of these shares had vested.
     During 2007, we issued 22,600 time-vested restricted stock awards to our executive officers. The restrictions for 10,000 of these restricted stock awards will lapse annually in three equal installments, commencing on March 1, 2008. The restrictions for the remaining 12,600 restricted stock awards will lapse annually in three equal installments, commencing on March 1, 2009. As of December 31, 2007, none of these shares had vested.
     During 2006, we issued 26,668 restricted stock awards to directors. The restrictions lapse in equal installments of 6,667 shares on August 15, 2006, November 15, 2006, February 15, 2007 and May 15, 2007. As of December 31, 2007, all 26,668 of these shares had vested.
     During 2006, we issued 12,500 time-vested restricted stock awards to our executive officers. The restrictions will lapse over a three-year period in equal installments, commencing on the first anniversary of the grant date (December 21, 2006). As of December 31, 2007, 4,171 of these shares had vested.
     During 2006, we issued 46,500 performance-vested restricted stock awards to our executive officers. The restrictions will lapse in three equal installments only if we meet or exceed the same predetermined target for our operating performance for 2007, 2008 and 2009 as used for determining cash awards pursuant to the non-equity incentive plan. As of December 31, 2007, none of these shares had vested.
     Restricted stock grants were awarded during the years ended December 31, 2007 and 2006 with the following values:

	Years Ended December 31,
	2007	2006

Number of shares awarded	51,548	85,668
Weighted average fair value per share	$11.85	$10.47
Aggregate total value	$610,854	$897,237
     The activity of restricted stock grants of common stock for the years ended December 31, 2007 and 2006 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested as December 31, 2005	—	$—
Granted	85,668	10.47
Vested	(13,334)	10.30
Forfeited	—	—

Unvested as December 31, 2006	72,334	$10.50
Granted	51,548	11.85
Vested	(31,979)	10.46
Forfeited	—	—

Unvested at December 31, 2007	91,903	$11.28
     We recorded compensation cost related to restricted stock grants of $500 and $158 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had $848 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately

2.00 years. The total fair value of these grants that vested during the years ended December 31, 2007 and 2006 was $334 and $141, respectively.
g. Reserved Shares
     We have reserved 1,934,598, 2,191,554, and 1,627,357 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2007, 2006, and 2005 respectively.
h. Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) is reported on the Consolidated Statement of Changes in Shareholders’ Equity and accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheet.
     The components of accumulated other comprehensive income (loss) were as follows:

	December 31,
	2007	2006	2005
Foreign Currency Exchange Translation Adjustments	$66	$(371)	$(1,114)
Unrealized Gains (Losses) on Derivative Instruments	3	50	(60)

Accumulated Other Comprehensive Income (Loss)	$69	$(321)	$(1,054)
Note 8 — Income Taxes
     The provision for income taxes consists of:

	December 31,	December 31,	December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	3

	—	—	3

Deferred:
Federal	—	23,611	(970)
State	—	124	1,456
Foreign	77	—	—

	77	23,735	486

Total	$77	$23,735	$489

     We reflected a tax provision of $77 for the year ended December 31, 2007. This was due to the adjustment required for deferred taxes outside the United States. We continued to report in 2007 a full valuation allowance for our deferred tax assets in the United States and in the United Kingdom arising from our conclusion that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOLs”) that had accumulated over time. The recognition of the full valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net income/losses, and income/losses on a cumulative three-year basis; and b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios. Because evidence, such as our operating results during the most recent historical periods excluding the gain on the McDowell settlement, is afforded more weight than forecasted results for future periods, our cumulative loss during our most recent three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under SFAS No. 109. We continually assess the carrying value of this asset based on relevant accounting standards.
     In December 2006, we placed a full valuation allowance on our deferred tax assets arising from our conclusion that it was more likely than not that we would not be able to utilize our U.S. and U.K. NOLs that had accumulated over time. As a result, we reflected a tax provision of $23,735 for the year ended December 31, 2006. The recognition of the full valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net income/losses, and income/losses on a cumulative three-year basis; and b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios.
     We reported a deferred income tax provision of $486 for 2005. We concluded at the end of 2005 that it was more likely than not that we would be able to utilize the U.S. NOLs. Our conclusion was based on the expectation that the U.S. federal and state deferred tax assets will be realized primarily through future taxable income from operations, and partly from reversing taxable temporary differences. The continued recognition of a deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including: a) recent historical net income, and income on a cumulative three-year basis, as well as anticipated future profitability based in part on recent military contracts; b) a financial evaluation that modeled the future utilization of anticipated deferred tax assets under three alternative scenarios; and c) the award of a significant contract with the U.S. Defense Department in December 2004 for various battery types that could reach a maximum value of $286,000 in revenues over the next five years. Included in the 2005 provision was a $1,456 impact from a change in the New York State income tax law in the second quarter of 2005, which caused a reduction in the associated deferred tax asset. In April 2005, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales. This change was phased in beginning in 2006, and the change is fully effective for the tax year 2008 and thereafter. This legislative change resulted in a reduction in our New York State effective tax rate from approximately 2.46% in 2005 to 0.18% in 2008. Excluding the New York State tax provision, the 2005 benefit related mainly from the loss before income taxes for U.S. operations.
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2007	2006
Deferred tax liabilities:
Property, plant and equipment	$1,669	$1,224
Intangible assets and other	1,793	75

Total deferred tax liabilities	3,462	1,299

Deferred tax assets:
Net operating loss carryforwards	27,081	28,225
Accrued expenses, reserves and other	2,242	2,383
Investments	1,142	1,142

Total deferred tax assets	30,465	31,750

Valuation allowance for deferred tax assets	(27,149)	(30,526)

Net deferred tax assets	3,316	1,224

Net deferred tax liability	$(146)	$(75)

     The $146 net deferred tax liability for the year ended December 31, 2007 is comprised of a long-term deferred tax liability of $455, offset in part by a current deferred tax asset of $309. The $75 net deferred tax liability for the year ended December 31, 2006 is comprised of a long-term deferred tax liability of $150, offset in part by a current deferred tax asset of $75.
     As of December 31, 2007, we have foreign and domestic net operating loss carryforwards totaling approximately $83,679 available to reduce future taxable income. Foreign loss carryforwards of approximately $11,915 can be carried forward indefinitely. The domestic net operating loss carryforward of $71,764 expires from 2008 through 2027. The domestic net operating loss includes approximately $1,831 of the net operating loss carryforward for which a benefit will be recorded in capital in excess of par value when realized.
      We have determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2003, during the third quarter of 2005 and during the fourth quarter of 2006. As such, the domestic net operating loss carryforward will be subject to an annual limitation, which is currently estimated to be approximately $12,000, the unused portion of which can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2007 and 2006.
     For financial reporting purposes, income (loss) before income taxes is as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
United States	$3,170	$(2,931)	$(2,871)
Foreign	2,490	(822)	(985)

Total	$5,660	$(3,753)	$(3,856)

     There are no undistributed earnings of our foreign subsidiaries, at December 31, 2007 or December 31, 2006.
     We have been granted a tax holiday in China. For 2007, our tax rate for our Chinese subsidiary, ABLE, was 7.5%, which is 50% of the normal 15% tax rate for the jurisdiction in which we operate. As a result of new legislation effective for 2008, ABLE’s corporate income rate will increase to 9% which is 50% of the new 2008 tax rate of 18%. Thereafter, our tax rate in China will be phased in until ultimately reaching a rate of 25% in 2012.
     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
Provision/(benefit) computed using the statutory rate	34.0%	(34.0)%	(34.0)%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	0.0	3.3	37.8
Foreign	(14.0)	7.4	8.7
Valuation allowance/deferred impact	(27.3)	649.6	—
Compensation	7.8	6.8	—
Other	0.9	(0.7)	.2

Provision for income taxes	1.4%	632.4%	12.7%

     In 2007, the provision for income taxes was lower than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S. and U.K. deferred tax assets. In addition, there was a lower than expected tax rate on our non-U.S. income due to the reduction of our valuation allowance on our foreign deferred tax assets. In 2006, the provision for income taxes is higher than would be expected if the statutory rate were applied to pretax income. This is due to the establishment of the valuation allowance for our U.S. net deferred tax asset. In addition, there were no benefits recognized for losses in the foreign jurisdictions. In 2005, we recorded a provision for income taxes. This provision resulted primarily from the reduction in state deferred tax asset due to a legislative change in New York State. The state tax provision for 2005 reflected in the table above includes the amount related to this legislative change.
Accounting for Uncertainty in Income Taxes (“FIN 48”)
     On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. We have recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2007, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). It is possible that a liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months.

     We file a consolidated income tax return in the U.S. federal jurisdiction and consolidated and separate income tax returns in many state and foreign jurisdictions. Our U.S. tax matters for the years 2004 through 2007 remain subject to examination by the Internal Revenue Service (“IRS”). Our U.S. tax matters for the years 2003 through 2007 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2003 through 2007 remain subject to examination by the respective foreign tax jurisdiction authorities.
Note 9- 401(k) Plan
     We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees’ contributions. Effective February 2004, the Board of Directors approved our matching of employee contributions at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. In November 2005, the employer match was suspended in an effort to conserve cash. In October 2007, the employer match was reinstated at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2007, 2006, and 2005 we contributed $63, $0, and $133, respectively.
Note 10 — Business Segment Information
     We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Systems and Design and Installation Services. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, including seawater-activated. The Rechargeable Products segment includes: rechargeable batteries, charging systems, uninterruptable power supplies and accessories, such as cables. In 2006, as a result of the acquisition of McDowell, we formed a new segment, Communications Accessories, which was renamed Communications Systems in 2007. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. In the fourth quarter of 2007, as a result of the acquisitions of RedBlack and SPS, we renamed our Technology Contracts segment to Design and Installation Services. The Design and Installation Services segment includes: standby power and communications and electronics systems design, installation and maintenance activities and revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges.

2007
	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Revenues	$80,262	$16,756	$37,140	$3,438	$—	$137,596
Segment contribution	17,747	3,578	6,693	756	(28,973)	(199)
Interest expense, net					(2,184)	(2,184)
Gain on McDowell settlement					7,550	7,550
Other income (expense), net					493	493
Income taxes-current					—	—
Income taxes-deferred					(77)	(77)

Net income						5,583

2007
	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Total assets	44,921	20,733	32,706	15,713	7,975	122,048
Capital expenditures	1,671	16	7	41	338	2,073
Depreciation and amortization	2,710	194	58	23	3,193	6,178
Stock-based compensation	191	2	1	3	1,952	2,149

2006
	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total
Revenues	$67,779	$17,745	$7,433	$589	$—	$93,546
Segment contribution	11,858	3,822	1,771	(8)	(20,400)	(2,957)
Interest expense, net					(1,298)	(1,298)
Other income (expense), net					502	502
Income taxes-current					—	—
Income taxes-deferred					(23,735)	(23,735)

Net loss						(27,488)

Total assets	50,029	17,759	24,473	—	5,497	97,758
Capital expenditures	1,410	3	22	—	20	1,455
Depreciation and amortization	2,649	204	8	—	2,005	4,866
Stock-based compensation	182	1	1	10	1,286	1,480

2005
	Non-
	Rechargeable	Rechargeable	Technology
	Products	Products	Contracts	Corporate	Total
Revenues	$58,509	$10,067	$1,925	$—	$70,501
Segment contribution	10,883	1,316	59	(15,160)	(2,902)
Interest expense, net				(636)	(636)
Other income (expense), net				(318)	(318)
Income taxes-current				(3)	(3)
Income taxes-deferred				(486)	(486)

Net loss					(4,345)

Total assets	43,231	4,473	478	32,575	80,757
Capital expenditures	2,756	73	—	480	3,309
Depreciation and amortization expense	2,140	329	—	712	3,181

Geographical Information

	Revenues			Long-Lived Assets
	2007	2006	2005	2007	2006	2005
United States	$79,263	$57,255	$50,178	$15,728	$15,557	$16,776
United Kingdom	22,140	9,509	6,501	2,356	2,880	3,155
China*	1,566	899	—	1,281	959	—
Hong Kong	1,672	2,309	479	—	—	—
Europe, excluding United Kingdom	8,775	5,680	4,421	—	—	—
Japan*	3,520	4,018	—	—	—	—
Singapore	244	169	2,610	—	—	—
Canada	12,903	10,033	2,494	—	—	—
Australia**	3,390	—	—	—	—	—
Other	4,123	3,674	3,818	—	—	—

Total	$137,596	$93,546	$70,501	$19,365	$19,396	$19,931

*	Geographical data for 2005 included in “Other” category.

**	Geographical data for 2006 and 2005 included in “Other” category.
          Long-lived assets represent the sum of the net book value of property, plant and equipment.
Note 11 — Fires at Manufacturing Facilities
          In May 2004 and June 2004, we experienced two fires that damaged certain inventory and property at our facilities. The May 2004 fire occurred at our Newark facility and was caused by cells that shorted out when a forklift truck accidentally tipped the cells over in an oven in an enclosed area. Certain inventory, equipment and a small portion of the building where the fire was contained were damaged. The June 2004 fire happened at our U.K. location and mainly caused damage to various inventory and the Ultralife UK’s leased facility. The fire was contained mainly in a bunkered, non-manufacturing area designed to store various material, and there was additional smoke and water damage to the facility and its contents. It is unknown how the U.K. fire was started.
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
          In November 2006, we experienced a fire that damaged certain inventory and property at our facility in China, which began in a battery storage area. Certain inventory and portions of buildings were damaged. We believe we maintain adequate insurance coverage for this operation. The total amount of the loss pertaining to assets and the related expenses is expected to be approximately $849. The majority of the insurance claim is related to the recovery of damaged inventory. In July 2007, we received approximately $637 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of December 31, 2007, our current assets in our Consolidated Balance Sheet included a receivable from insurance companies for approximately $152, representing additional proceeds to be received.

Note 12 — Selected Quarterly Information (unaudited)
          The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) and net income (loss) per share, basic and diluted, for each quarter during the past two years:

	Quarter ended
	March 31,	June 30,	Sept 29,	Dec 31,	Full
2007	2007	2007	2007	2007	Year
Revenues	$32,320	$35,196	$33,291	$36,789	$137,596
Gross margin	7,501	8,617	6,922	5,734	28,774
Net Income (Loss)	(36)	1,298	(128)	4,449	5,583
Net Income (Loss) per share-basic	(0.00)	0.09	(0.01)	0.28	0.36
Net Income (Loss) per share- diluted	(0.00)	0.08	(0.01)	0.27	0.36

	Quarter ended
	April 1,	July 1,	Sept 30,	Dec 31,	Full
2006	2006	2006	2006	2006	Year
Revenues	$18,319	$21,393	$23,725	$30,109	$93,546
Gross margin	3,970	4,377	3,981	5,115	17,443
Net Income (Loss)	140	109	(1,698)	(26,039)	(27,488)
Net Income (Loss) per share-basic	0.01	0.01	(0.11)	(1.73)	(1.84)
Net Income (Loss) per share- diluted	0.01	0.01	(0.11)	(1.73)	(1.84)
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
          Earnings in the fourth quarter of 2007 were favorably impacted by the recognition of a one-time, non-operating gain of $7,550 pertaining to a purchase price settlement agreement that was finalized during the quarter with the sellers of McDowell, which we acquired in July 2006. In addition, gross margins in the fourth quarter were hampered by inventory adjustments of approximately $1,000 mainly related to physical inventory valuations at our McDowell operation.
          Earnings in the fourth quarter of 2006 were impacted, in part, by a net income tax charge of $24,116 resulting from the recognition of a full reserve on the U.S. net deferred tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Evaluation Of Disclosure Controls And Procedures – Our president and chief executive officer (principal executive officer) and our vice president- finance and chief financial officer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, the president and chief executive officer and vice president — finance and chief financial officer concluded that our disclosure controls and procedures were effective as of such date.
          Changes In Internal Controls Over Financial Reporting – In 2006 and 2007, we completed the acquisitions of ABLE, McDowell, RedBlack, SPS and RPS. We have worked to integrate these companies into our business and are assimilating their operations, services, products and personnel with our management policies, procedures and strategies. As all of these businesses were closely-held private companies prior to our acquisitions, the internal controls and processes inherent in these businesses have typically not been as sound as we require. We believe that we have taken the necessary steps to implement adequate controls and procedures to ensure that our financial statements are stated properly in compliance with U.S. GAAP.
          There has been no other change in the internal control over financial reporting that occurred during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
          Management’s Report on Internal Control over Financial Reporting – Our management team is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RedBlack, SPS and RPS, which were acquired on September 28, 2007, November 16, 2007 and November 16, 2007, respectively, and which are included in the consolidated balance sheet of Ultralife Batteries, Inc. as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income, and cash flows for the year then ended. RedBlack constituted 2% and 4% of total assets and net assets, respectively, as of December 31, 2007, and 1% and (2%) of revenues and net income, respectively, for the year then ended. SPS constituted 11% and 18% of total assets and net assets, respectively, as of December 31, 2007, and 1% and (2%) of revenues and net income, respectively, for the year then ended. RPS constituted 2% and 3% of total assets and net assets, respectively, as of December 31, 2007, and 0% and 0% of revenues and net income, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting of RedBlack, SPS and RPS because of the timing of the acquisitions during 2007.

          BDO Seidman, LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued a report on the operating effectiveness of internal control over financial reporting. A copy of the report follows:
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
Board of Directors and Shareholders
Ultralife Batteries, Inc.
Newark, New York
     We have audited Ultralife Batteries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultralife Batteries, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A — Controls and Procedures.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” included in “Item 9A – Controls and Procedures,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RedBlack Communications, Inc. (“RedBlack”), Stationary Power Services, Inc. (“SPS”) and Reserve Power Systems, Inc. (“RPS”), which were acquired on September 28, 2007, November 16, 2007 and November 16, 2007, respectively, and which are included in the consolidated balance sheet of Ultralife Batteries, Inc. as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income, and cash flows for the year then ended. RedBlack constituted 2% and 4% of total assets and net assets, respectively, as of December 31, 2007, and 1% and (2%) of revenues and net income, respectively, for the year then ended. SPS constituted 11% and 18% of total assets and net assets, respectively, as of December 31, 2007, and 1% and (2%) of revenues and net income, respectively, for the year then ended. RPS constituted 2% and 3% of total assets and net assets, respectively, as of December 31, 2007, and 0% and 0% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of the acquisitions. Our audit of internal control over financial reporting of Ultralife Batteries, Inc. also did not include an evaluation of the internal control over financial reporting of RedBlack, SPS and RPS.
     In our opinion, Ultralife Batteries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultralife Batteries, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss) and cash flows for the years ended December 31, 2007 and 2006 and our report dated March 19, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Troy, Michigan
March 19, 2008

ITEM 9B. OTHER INFORMATION
          None.

PART III
          The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2008 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The sections entitled “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
          The sections entitled “Executive Compensation”, “Directors’ Compensation”, “Employment Arrangements” and “Compensation and Management Committee Report” in the Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
          The section entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,861,366	$11.50	65,135

Equity compensation plans not approved by security holders	0	0	0

Total	1,861,366	$11.50	65,135
          See Note 7 in Notes to Consolidated Financial Statements for additional information.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The section entitled “Corporate Governance — General” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The section entitled “Proposal 2 — Ratify the Selection of Independent Registered Accounting Firm — Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
1.	Financial Statements
          The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.
2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	See Item 15 (c)
(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Index	Description of Document	Incorporated By Reference from:

3.1	Restated Certificate of Incorporation	Exhibit 4.3 of our Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984 (the “2001 Registration Statement”)

3.2	By-laws	Exhibit 3.2 of Registration Statement, No 33-54470 (the “1992 Registration Statement”)

4.1	Specimen Stock Certificate	Exhibit 4.1 of the 1992 Registration Statement

10.1	Asset Purchase Agreement between the Registrant, Eastman Technology, Inc. and Eastman Kodak Company	Exhibit 10.1 of the 1992 Registration Statement

10.2	1992 Stock Option Plan, as amended	Exhibit 10.7 of the 1992 Registration Statement

10.3	Stock Option Agreement under the Company’s 1992 Stock Option Plan for incentive stock options	Exhibit 10.10 of Form 10-Q for the fiscal quarter ended December 31, 1993, File No. 0-20852 (the “1993 10-Q”); (this Exhibit may be found in SEC File No. 0-20852)

10.4	Stock Option Agreement under the Company’s 1992 Stock Option Plan for non-qualified options	Exhibit 10.10 of the 1993 10-Q (this Exhibit may be found in SEC File No. 0-20852)

10.5*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)

10.6*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.7*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)

10.8	Lease agreement between Wayne County Industrial Development Agency and the Registrant, dated as of February 1, 1998	Exhibit 10.1 of our Registration Statement on Form S-3 filed on February 27, 1998, File No. 333-47087

10.9	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of the 2001 Registration Statement

10.10	Lease Agreement between Winthrop Resources and the Registrant	Exhibit 10.41 of our Report on Form 10-K for the year ended June 30, 2001

10.11	Amended Lease Agreement between Winthrop Resources and the Registrant	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended December 31, 2001

10.12	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 10.45 of our Report on Form 10-K for the year ended June 30, 2002 (the “2002 10-K”)

10.13	Employment Agreement between the Registrant and William A. Schmitz	Exhibit 10.47 of the 2002 10-K

10.14	Stock Purchase Agreement with Ultralife Taiwan, Inc.	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 28, 2002

10.15	Financing Agreement between Ultralife Batteries (UK) Ltd. and EuroFinance	Exhibit 10 of the Form 10-Q for the fiscal quarter ended June 28, 2003

10.16	Form of Stock Purchase Agreement dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000).	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 27, 2003 (the “September 2003 10-Q”)

10.17	Form of Registration Rights Agreement dated October 7, 2003 (Three separate but identical (other than subscription amount) stock purchase agreements for Corsair Capital Partners, LP, Corsair Long Short International Ltd., and Neptune Partners, LP for an aggregate 200,000 shares for an aggregate purchase price of $2,500,000).	Exhibit 10.2 of the September 2003 10-Q

10.18	Loan and Stock Subscription Agreement with Ultralife Taiwan, Inc.	Exhibit 10.3 of the September 2003 10-Q

10.19	Credit Agreement dated as of June 30, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended June 26, 2004 (the “June 2004 10-Q”)

10.20	General Security Agreement dated as of June 30, 2004 in favor of JPMorgan Chase Bank	Exhibit 10.2 of the June 2004 10-Q

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.21	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662

10.22	Amendment Numbers One and Two to Credit Agreement dated as of September 24, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 2, 2005

10.23	Base compensation information for certain executive officers of the Company	Current report on Form 8-K dated June 10, 2005

10.24	Amendment Number Three to Credit Agreement dated as of August 5, 2005 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended July 2, 2005

10.25	Amendment Number Four to Credit Agreement dated as of November 1, 2005 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended October 1, 2005

10.26	Officer bonus plan for 2006 and stock option grants for officers as of December 9, 2005	Current report on Form 8-K dated December 13, 2005

10.27	Form of Resale Restriction Agreement between the Registrant and option holders dated as of December 28, 2005	Exhibit 10 of Form 8-K filed December 30, 2005

10.28	Agreement on Transfer of Shares in ABLE New Energy Co., Limited dated January 25, 2006	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 1, 2006 (the “March 2006 10-Q)

10.29	First Amendment to Agreement on Transfer of Shares in ABLE New Energy Co., Limited	Exhibit 10.2 of the March 2006 10-Q

10.30	Agreement on Transfer of Shares in ABLE New Energy Co., Ltd dated January 25, 2006	Exhibit 10.3 of the March 2006 10-Q

10.31	Asset Purchase Agreement by and among McDowell Research, Ltd., Thomas Hauke, Earl Martin, Sr., James Evans, Frank Alexander, the Registrant and MR Acquisition Corporation dated May 1, 2006	Exhibit 2.1.1 of the Form 8-K/A filed July 21, 2006 (the “July 2006 8-K/A”)

10.32	Subordinated Convertible Promissory Note with McDowell Research, Ltd.	Exhibit 2.1.3 of the July 2006 8-K/A

10.33	Waco Facilities Lease Agreement dated July 3, 2006	Exhibit 2.1.4 of the July 2006 8-K/A

10.34	Registration Rights Agreement dated July 3, 2006	Exhibit 2.1.5 of the July 2006 8-K/A

10.35	Amendment Number Five to Credit Agreement dated as of June 29, 2006 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended July 1, 2006

10.36	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737

10.37	Forbearance and Amendment Number Six to Credit Agreement dated as of February 14, 2007 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed February 21, 2007

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.38	Extension of Forbearance and Amendment Number Seven to the Credit Agreement dated as of March 23, 2007, with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed March 27, 2007

10.39	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of our Report on Form 8-K filed April 27, 2007.

10.40	Form of Employment Agreement between the Registrant and each of William A. Schmitz, Robert W. Fishback and Peter F. Comerford	Exhibit 99.2 of our Report on Form 8-K filed April 27, 2007.

10.41	Extension of Forbearance and Amendment Number Eight to the Credit Agreement dated as of May 18, 2007, with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed May 21, 2007

10.42	Amendment Number Nine to the Credit Agreement dated as of August 15, 2007, with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed on August 16, 2007

10.43	Settlement Agreement dated October 3, 2007, among MRC Chargers, LTD., Frank Alexander, James Evans, Thomas Hauke, Earl Martin, Sr., Gloria Martin, Lillian Hauke, the Registrant, and McDowell Research Co., Inc.	Exhibit 10.1 of the Form 8-K filed on October 5, 2007

10.44	Form of Amended and Restated Subordinated Convertible Promissory Note for Frank Alexander and James Evans	Exhibit 10.2(a) of the Form 8-K filed on October 5, 2007

10.45	Form of Amended and Restated Subordinated Convertible Promissory Note for Thomas Hauke, Lillian Hauke, Earl Martin, Sr., and Gloria Martin	Exhibit 10.2(b) of the Form 8-K filed on October 5, 2007

10.46	Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007	Exhibit 10.1 of the Form 10-Q filed November 7, 2007

10.47	Placement Agency Agreement dated November 8, 2007 by and between the Registrant and Stephens, Inc.	Exhibit 10.1 of the Form 8-K filed November 9, 2007

10.48	Stock Purchase Agreement by and among Stationary Power Services, Inc., William Maher, and the Registrant dated October 30, 2007	Filed herewith

10.49	Subordinated Convertible Promissory Note with William Maher	Filed herewith

10.50	Stock Purchase Agreement by and among Reserve Power Systems, Inc., William Maher, Edward Bellamy, and the Registrant dated October 30, 2007	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of BDO Seidman, LLP	Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith

Exhibit
Index	Description of Document	Incorporated By Reference from:

31.1	CEO 302 Certifications	Filed herewith

31.2	CFO 302 Certifications	Filed herewith

32.1	906 Certifications	Filed herewith

*	Confidential treatment has been granted as to certain portions of this exhibit.
(c)	Financial Statement Schedules.

The following financial statement schedules of the Registrant are filed herewith:

Schedule II – Valuation and Qualifying Accounts

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2006	Expense	Accounts	Deductions	2007
Allowance for doubtful accounts	$447	$101	$6	$69	$485
Inventory reserves	1,206	1,323	—	196	2,333
Warranty reserves	522	210	—	231	501
Deferred tax valuation allowance	30,526	—	—	3,377	27,149

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2005	Expense	Accounts	Deductions	2006
Allowance for doubtful accounts	$458	$74	$—	$85	$447
Inventory reserves	868	90	753	505	1,206
Warranty reserves	464	131	—	73	522
Deferred tax valuation allowance	5,721	24,805	—	—	30,526

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2004	Expense	Accounts	Deductions	2005
Allowance for doubtful accounts	$284	$208	$—	$34	$458
Inventory reserves	508	221	157	18	868
Warranty reserves	326	205	—	67	464
Deferred tax valuation allowance	5,449	349	—	77	5,721

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE BATTERIES, INC.

Date: March 19, 2008	By:	/s/ John D. Kavazanjian

John D. Kavazanjian
President and Chief Executive Officer
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 19, 2008	/s/ John D. Kavazanjian
John D. Kavazanjian
President, Chief Executive Officer and Director

Date: March 19, 2008	/s/ Robert W. Fishback
Robert W. Fishback
Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

Date: March 19, 2008	/s/ Carole Lewis Anderson
Carole Lewis Anderson (Director)

Date: March 19, 2008	/s/ Patricia C. Barron
Patricia C. Barron (Director)

Date: March 19, 2008	/s/ Anthony J. Cavanna
Anthony J. Cavanna (Director)

Date: March 19, 2008	/s/ Paula H. J. Cholmondeley
Paula H. J. Cholmondeley (Director)

Date: March 19, 2008	/s/ Daniel W. Christman
Daniel W. Christman (Director)

Date: March 19, 2008	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 19, 2008	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)