Form 10-Q
period 2008-03-29
ULTRALIFE BATTERIES INC
filed 2008-05-07
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.10 par value – 17,392,427 shares of common stock outstanding, net of 728,690 treasury shares, as of May 2, 2008.

ULTRALIFE BATTERIES, INC.
INDEX

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	March 29,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$734	$2,245
Trade accounts receivable (less allowance for doubtful accounts of $508 at March 29, 2008 and $485 at December 31, 2007)	39,396	26,540
Inventories	40,225	35,098
Due from insurance company	—	152
Deferred tax asset — current	302	309
Prepaid expenses and other current assets	2,452	3,949

Total current assets	83,109	68,293

Property, plant and equipment, net	18,855	19,365

Other assets:
Goodwill	21,141	21,180
Intangible assets, net	12,631	13,113
Security deposits	105	97

	33,877	34,390

Total Assets	$135,841	$122,048

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$14,319	$13,423
Accounts payable	21,226	18,326
Other current liabilities	15,859	10,083

Total current liabilities	51,404	41,832

Long-term liabilities:
Debt and capital lease obligations	5,235	16,224
Other long-term liabilities	855	985

Total long-term liabilities	6,090	17,209

Commitments and contingencies (Note 11)

Minority interest in equity of subsidiaries	11	—
Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,066,317 at March 29, 2008 and 17,208,862 at December 31, 2007	1,798	1,712
Capital in excess of par value	164,746	152,070
Accumulated other comprehensive income (loss)	202	69
Accumulated deficit	(86,009)	(88,443)

	80,737	65,408

Less —Treasury stock, at cost — 728,690 shares outstanding	2,401	2,401

Total shareholders’ equity	78,336	63,007

Total Liabilities and Shareholders’ Equity	$135,841	$122,048

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended
	March 29,	March 31,
	2008	2007
Revenues	$49,587	$32,320

Cost of products sold	38,712	24,819

Gross margin	10,875	7,501

Operating expenses:
Research and development (including $159 and $253 respectively, of amortization of intangible assets)	1,609	1,614
Selling, general, and administrative (including $361 and $278 respectively, of amortization of intangible assets)	6,903	5,296

Total operating expenses	8,512	6,910

Operating income	2,363	591

Other income (expense):
Interest income	11	14
Interest expense	(329)	(657)
Gain on insurance settlement	39	—
Gain on debt conversion	313	—
Minority interest in loss of subsidiaries	13	—
Miscellaneous	69	16

Income (loss) before income taxes	2,479	(36)

Income tax provision (benefit)-current	54	—
Income tax provision (benefit)-deferred	(9)	—

Total income taxes	45	—

Net income (loss)	$2,434	$(36)

Earnings (loss) per share — basic	$0.14	$(0.00)

Earnings (loss) per share — diluted	$0.14	$(0.00)

Weighted average shares outstanding — basic	17,027	15,078

Weighted average shares outstanding — diluted	17,479	15,078

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three-Month Periods Ended
	March 29,	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$2,434	$(36)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of financing fees	998	963
Amortization of intangible assets	520	531
(Gain) loss on asset disposal	(2)	6
Gain on insurance settlement	(39)	—
Foreign exchange gain	(52)	(18)
Gain on debt conversion	(313)	—
Non-cash stock-based compensation	487	550
Minority interest in loss of subsidiaries	(13)	—
Changes in deferred income taxes	9	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,812)	1,183
Inventories	(5,074)	(6,694)
Prepaid expenses and other current assets	1,636	180
Insurance receivable relating to fires	197	(153)
Income taxes payable	—	13
Accounts payable and other liabilities	8,765	1,524

Net cash used in operating activities	(3,259)	(1,951)

INVESTING ACTIVITIES
Purchase of property and equipment	(376)	(534)
Payments for acquired companies, net of cash acquired	(21)	(1,500)

Net cash used in investing activities	(397)	(2,034)

FINANCING ACTIVITIES
Net change in revolving credit facilities	896	4,500
Proceeds from issuance of common stock	1,775	214
Principal payments on debt and capital lease obligations	(555)	(513)

Net cash provided by in financing activities	2,116	4,201

Effect of exchange rate changes on cash	29	16

Change in cash and cash equivalents	(1,511)	232

Cash and cash equivalents at beginning of period	2,245	720

Cash and cash equivalents at end of period	$734	$952

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$2

Cash paid for interest	$428	$568

Noncash investing and financing activities:
Purchase of property and equipment via notes payable	$66	$—

Conversion of convertible notes into shares of common stock	$10,500	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE BATTERIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands – Except Share and Per Share Amounts)
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Ultralife Batteries, Inc. and our subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Form 10-K for the twelve-month period ended December 31, 2007.
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
2. ACQUISITIONS AND JOINT VENTURES
     We accounted for the following acquisitions in accordance with the purchase method of accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
2008 Activity
Ultralife Batteries India Private Limited
     In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV will assemble Ultralife power solution products and manage local sales and marketing activities, serving commercial, government and defense customers throughout India. We invested $26 in cash into the India JV, which represented our 51% ownership stake in the India JV.
2007 Activity
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

     The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. The initial $943 cash payment was financed through a combination of cash on hand and borrowings through the revolver component of our credit facility with our primary lending banks. We incurred $60 in acquisition related costs, which are included in the initial cost of the investment of $1,003, with a potential total cost of the investment of $3,003 assuming the earn-out of all contingent consideration. During the first quarter of 2008, $19 of additional acquisition costs were incurred, which resulted in an increase to goodwill of $19.
     The results of operations of RedBlack and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements from the date of acquisition. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $136 (including $57 in cash) was recorded as goodwill in the amount of $924. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill has been assigned to the Design and Installation Services segment and is expected to be fully deductible for income tax purposes.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$57
Trade accounts receivables, net	535
Prepaid expenses and other current assets	175

Total current assets	767
Property, plant and equipment, net	687
Goodwill	924
Intangible Assets:
Non-compete agreements	180

Total assets acquired	2,558

LIABILITIES
Current liabilities:
Current portion of long-term debt	720
Accounts payable	431
Other current liabilities	159

Total current liabilities	1,310
Long-term liabilities:
Debt	188

Total liabilities assumed	1,498

Total Purchase Price	$1,060

     Non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of two years.

     The following table summarizes the unaudited pro forma financial information for the period indicated as if the RedBlack acquisition had occurred at the beginning of the period being presented. The pro forma information contains the actual combined results of RedBlack and us, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets; and the impact on interest expense in connection with funding the cash portion of the acquisition purchase price. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

Three-Month
Period Ended
(in thousands, except per	March 31,
share data)	2007
Revenues	$32,934

Net Loss	$(40)

Loss per share — Basic	$(0.00)

Loss per share — Diluted	$(0.00)
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
     Under the terms of the stock purchase agreement for SPS, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the seller. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. The initial purchase price was subject to a post-closing adjustment based on a final valuation of “Net Worth” on the date of closing, using a base of $500. The final net value of the “Net Worth”, under the acquisition agreement, was $339, resulting in a revised initial purchase price of $9,839. As of March 29, 2008, we have accrued $161 for this receivable, which is included in the prepaid expenses and other current assets line on our Consolidated Balance Sheet. As a result of this purchase price adjustment, goodwill was decreased by $161.
     The $6,000 cash payment was financed by a portion of the net proceeds from a limited public offering that we completed on November 16, 2007, whereby 1,000,000 shares of our common stock were issued. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the SPS cash payment. The $4,000 subordinated convertible promissory note carries a three-

year term, bears interest at the rate of 5% per year and is convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including SFAS No. 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and concluded that this feature should not be separately accounted for as a derivative. We incurred $80 in acquisition related costs, which are included in the cost of the SPS investment of $9,919. During the first quarter of 2008, $26 of additional acquisition costs were incurred, which resulted in an increase to goodwill of $26.
     Under the terms of the stock purchase agreement for RPS, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the operating plan, and 10% of sales that exceed the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to SPS, which historically have comprised substantially all of RPS’s sales. There were no non-SPS sales for the remainder of the calendar year 2007, therefore, no contingent cash consideration was recorded for 2007. As of March 29, 2008, we have accrued $6 for the 2008 portion of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet. As a result of this accrual, goodwill was increased by $6.
     The results of operations of SPS and RPS and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements from the date of acquisition. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $5,940 (including $111 of cash) was recorded as goodwill in the amount of $5,368. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new businesses. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill has been assigned to the Design and Installation Services and the Rechargeable Products segments and is expected to be fully deductible for income tax purposes.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$111
Trade accounts receivables, net	1,594
Inventories	1,687
Prepaid expenses and other current assets	52

Total current assets	3,444
Property, plant and equipment, net	324
Goodwill	5,368
Intangible Assets:
Trademarks	1,300
Patents and Technology	440
Customer Relationships	4,600
Other Assets:
Security deposits	12

Total assets acquired	15,488

LIABILITIES
Current liabilities:
Current portion of long-term debt	1,277
Accounts payable	1,958
Other current liabilities	788

Total current liabilities	4,023
Long-term liabilities:
Debt	137
Other long-term liabilities	20

Total liabilities assumed	4,180

Total Purchase Price	$11,308

     Trademarks have an indefinite life and are not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of nineteen years.
     In connection with the SPS acquisition, we entered into an operating lease agreement for real property in Clearwater, Florida with a company partially owned by William Maher, former owner of SPS, who joined the company as an employee following the completion of the SPS acquisition. The lease term is for three years and expires on November 15, 2010. The lease has a base annual rent of approximately $144, payable in monthly installments. In addition to the base annual rent, we are obligated to pay the real estate and personal property taxes associated with the facility. Under the terms of the lease, we have the right to extend the lease for one additional three-year term, with the base annual rent, applicable to the extension, of approximately $147.
     The following table summarizes the unaudited pro forma financial information for the period indicated as if the SPS and RPS acquisitions had occurred at the beginning of the period being presented. Because SPS and RPS were under common control as of the date of these acquisitions, the pro forma information contains the actual combined results of SPS and RPS and us, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets; the interest expense incurred relating to the convertible note payable issued in connection with the acquisition purchase price; interest expense that would not have been incurred for the mortgage payable that was not assumed by us in the SPS acquisition; the elimination of the sales and purchases between SPS and RPS and us; and rent expense that would have been incurred for the building that was not acquired by us in the SPS acquisition, net of the reduction in depreciation expense for the building. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

Three-Month
Period Ended
(in thousands, except per	March 31,
share data)	2007
Revenues	$33,972
Net Loss	$(59)
Loss per share — Basic	$(0.00)
Loss per share — Diluted	$(0.00)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS
     a. Goodwill
     The following table summarizes the goodwill activity by segment for the three-month periods ended March 29, 2008 and March 31, 2007:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total

Balance at December 31, 2006	$1,239	$2,421	$9,684	$—	$13,344

Adjustments to purchase price allocation	77	53	211	—	341
Effect of foreign currency translations	(13)	—	—	—	(13)

Balance at March 31, 2007	1,303	2,474	9,895	—	13,672

Acquisition of RedBlack	—	—	—	905	905
Acquisition of SPS	—	—	—	3,825	3,825
Acquisition of RPS	—	1,672	—	—	1,672
Adjustments to purchase price allocation	251	141	565	—	957
Effect of foreign currency translations	149	—	—	—	149

Balance at December 31, 2007	1,703	4,287	10,460	4,730	21,180

Adjustments to purchase price allocation	—	6	—	(116)	(110)
Effect of foreign currency translations	71	—	—	—	71

Balance at March 29, 2008	$1,774	$4,293	$10,460	$4,614	$21,141

     b. Other Intangible Assets
     The composition of intangible assets was:

		March 29, 2008
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$4,403	$—	$4,403
Patents and technology	4,087	1,829	2,258
Customer relationships	7,526	1,943	5,583
Distributor relationships	343	141	202
Non-compete agreements	392	207	185

Total intangible assets	$16,751	$4,120	$12,631

		December 31, 2007
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$4,399	$—	$4,399
Patents and technology	4,069	1,662	2,407
Customer relationships	7,489	1,608	5,881
Distributor relationships	329	123	206
Non-compete agreements	390	170	220

Total intangible assets	$16,676	$3,563	$13,113

     Amortization expense for intangible assets was $520 and $531 for the three-month periods ended March 29, 2008 and March 31, 2007, respectively.
     The change in the cost value of total intangible assets from December 31, 2007 to March 29, 2008 is a result of the effect of foreign currency translations.
4.	EARNINGS (LOSS) PER SHARE
     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income, as adjusted, by potentially dilutive common shares, which include stock options and warrants, restricted stock awards and shares issuable upon conversion of convertible notes, as applicable.
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
     The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods
	Ended
	March 29,	March 31,
(In thousands, except per share data)	2008	2007

Net Income (Loss) (a)	$2,434	$(36)

Average Shares Outstanding — Basic (b)	17,027	15,078
Effect of Dilutive Securities:
Stock Options / Warrants	414	—
Restricted Stock Awards	38	—

Average Shares Outstanding — Diluted (c)	17,479	15,078

EPS – Basic (a/b)	$0.14	$(0.00)
EPS – Diluted (a/c)	$0.14	$(0.00)
     There were 270,286 and 1,867,048 outstanding stock options, warrants and restricted stock awards as of March 29, 2008 and March 31, 2007, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 266,667 and 1,333,333 shares of common stock at March 29, 2008 and March 31, 2007, respectively, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 1,555,488 outstanding stock options, warrants and restricted stock awards was included in the dilution computation for the three-month period ended March 29, 2008.
5.	STOCK-BASED COMPENSATION
     a. General
     We have various stock-based employee compensation plans, for which we follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).
     Our shareholders have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of options outside of these plans.
     Our shareholders approved a 1992 stock option plan for grants to our key employees, directors and consultants. The shareholders approved reservation of 1,150,000 shares of common stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant date. The NQSOs vest immediately and expire on the sixth anniversary of the grant date. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of March 29, 2008, there were 14,000 stock options outstanding under this plan.
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
     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three or five year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of March 29, 2008, there were 1,630,008 stock options outstanding under the amended 2000 stock option plan and the LTIP.
     On December 19, 2005, we granted the current CEO an option to purchase shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The option to purchase 48,000 shares of common stock is exercisable in annual increments of 16,000 shares over a three-year period commencing December 9, 2006. The option expires on June 8, 2013.
     b. Stock Options
     In conjunction with SFAS 123R, we recorded compensation cost related to stock options of $326 and $420 for the three-month periods ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008, there was $1,606 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.21 years.

     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. There were no stock options granted during the three-month period ended March 31, 2007. The following weighted average assumptions were used to value options granted during the three-month periods ended March 29, 2008:

Three-Month
Period Ended
March 29,
2008
Risk-free interest rate	3.30%
Volatility factor	52.74%
Dividends	0.00%
Weighted average expected life (years)	3.76
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
     Stock option activity for the first three months of 2008 is summarized as follows (in thousands, except shares and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value
Shares under option at January 1, 2008	1,769,463	$11.51
Options granted	50,000	12.74
Options exercised	(75,455)	10.48
Options forfeited	(2,000)	9.84
Options expired	—	—

Shares under option at March 29, 2008	1,742,008	$11.59	4.21 years	$2,708

Vested and expected to vest as of March 29, 2008	1,627,976	$11.64	4.13 years	$2,577

Options exercisable at March 29, 2008	1,022,180	$12.30	3.36 years	$1,683
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month period ended March 29, 2008 was $658.
     Prior to adopting SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. SFAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first three months of 2008 and 2007. Cash received from option exercises under our stock-based compensation plans for the three-month periods ended March 29, 2008 and March 31, 2007 was $766 and $214, respectively.
     c. Warrants
     On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. At March 29, 2008, there were 18,000 warrants outstanding.
     d. Restricted Stock Awards
     There were no restricted stock grants awarded during the three-month periods ended March 29, 2008 and March 31, 2007.
     The activity of restricted stock awards of common stock for the first three months of 2008 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2007	91,903	$11.28
Granted	—	—
Vested	(10,637)	11.50
Forfeited	—	—

Unvested at March 29, 2008	81,266	$11.25

     We recorded compensation cost related to restricted stock awards of $161 and $130 for the three-month periods ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008, we had $687 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over the remaining weighted average period of approximately 1.90 years. The total fair value of these awards that vested during the three-month period ended March 29, 2008 was $145.
6.	COMPREHENSIVE INCOME
     The components of our total comprehensive income were:

	Three-Month Periods
	Ended
	March 29,	March 31,
	2008	2007

Net income (loss)	$2,434	$(36)
Foreign currency translation adjustments	165	127
Change in fair value of derivatives, net of tax	(32)	(12)

Total comprehensive income	$2,567	$79

7.	INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	March 29, 2008	December 31, 2007

Raw materials	$25,522	$22,613
Work in process	7,711	7,493
Finished goods	9,178	7,325

	42,411	37,431
Less: Reserve for obsolescence	2,186	2,333

	$40,225	$35,098

8.	PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	March 29, 2008	December 31, 2007

Land	$123	$123
Buildings and leasehold improvements	5,137	5,104
Machinery and equipment	43,363	43,252
Furniture and fixtures	1,471	1,229
Computer hardware and software	2,502	2,359
Construction in progress	1,069	1,090

	53,665	53,157
Less: Accumulated depreciation	34,810	33,792

	$18,855	$19,365

     Depreciation expense for property, plant and equipment was $976 and $934 for the three-month periods ended March 29, 2008 and March 31, 2007, respectively.
9.	DEBT
     Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including those of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $22,500. Availability under the revolving credit component is subject to meeting certain financial covenants. We are required to meet certain financial covenants under the facility, as amended, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either the current prime rate, or a LIBOR rate plus 250 basis points.
     On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the first quarter of 2008, the adjusted rate ranged from 5.73% to 5.98%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at March 29, 2008 resulted in a liability of $29, all of which was reflected as a short-term liability.
     There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Recently, effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provided that the banks would forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility at that time. The banks agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breached the Forbearance and Amendment or unless another event or condition occurred that constituted a default under the credit facility. Each bank agreed to continue to make revolving loans available to us during the Forbearance Period. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment was reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, were both increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
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
     Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the banks. Amendment Ten increases the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amends the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. As of March 29, 2008, we were in compliance with all of the credit facility covenants, as amended.

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
     As of March 29, 2008, we had $2,667 outstanding under the term loan component of our credit facility with our primary lending bank (of which $2,000 was classified as a current liability) and $12,100 was outstanding under the revolver component (all of which was classified as a current liability). As of March 29, 2008, the revolver arrangement provided for up to $15,000 of borrowing capacity, including outstanding letters of credit. At March 29, 2008, we had no outstanding letters of credit related to this facility, leaving $2,900 of additional borrowing capacity. As a result of Amendment Ten effective April 23, 2008, the revolver arrangement now provides for up to $22,500 of borrowing capacity, including outstanding letters of credit.
     As of March 29, 2008, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had $0 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $900 in additional borrowing capacity under this credit facility as of March 29, 2008.
     On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to the initial purchase price of that company, which resolved various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminating a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the purchase price reduction, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with SFAS No. 141. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock, and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
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
     For the three-month period ended March 29, 2008, we recorded $45 in income tax expense, primarily due to the income reported for U.S. operations during the period. The effective tax rate for the total consolidated company was 1.8%. The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S.

operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating losses which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. This limitation did not have an impact on income taxes determined for 2007. However, this limitation does have an impact on income taxes determined for 2008. As a result, we expect to incur the alternative minimum tax in 2008 and the tax provision includes a provision for the U.S. alternative minimum tax as well as state income taxes, for states which we do not have the ability to utilize net operating loss carryforwards. Normally, the payment of the alternative minimum tax results in the establishment of a deferred tax asset. However, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.
     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At March 29, 2008, we continue to recognize a full valuation allowance on our U.S. and U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.S. and U.K. NOL’s that had accumulated over time. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
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
     The tax years 2003 to 2007 remain open to examination by United States taxing jurisdictions. For our other major jurisdictions, U.K. and China, the tax years 2002 to 2007 and 2003 to 2007, respectively, remain open to routine examination by foreign taxing authorities.
     We have determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2006. As such, the domestic net operating loss carryforward will be subject to an annual limitation, which is currently estimated to be approximately $12,000, the unused portion of which can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset.
11.	COMMITMENTS AND CONTINGENCIES
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
     As of March 29, 2008, we have made commitments to purchase approximately $975 of production machinery and equipment.
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2008 were as follows:

Balance at December 31, 2007	$501
Accruals for warranties issued	182
Settlements made	(38)

Balance at March 29, 2008	$645

     In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”) between the parties.  The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA.  The customer claims restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800.  We strongly dispute the customer’s allegations and we intend to vigorously pursue our claim and defend against the customer’s claims. Accordingly, no accrual has been made or reflected in the consolidated financial statement as of March 29, 2008.
     A retail end-user of a product manufactured by one of our customers (the “Customer”) made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2008 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. As of March 29, 2008, we no longer have an accrual in the warranty reserve related to anticipated replacements under this agreement, due to the lack of actual claims for replacements during the past few years. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and we are awaiting the results from our environmental consulting firm. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. Through March 29, 2008, total costs incurred have amounted to approximately $203, none of which has been capitalized. At March 29, 2008 and December 31, 2007, we had $48 and $85, respectively, reserved for this matter.
     We have had certain “exigent”, non-bid contracts with the government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of March 29, 2008, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and are furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
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
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that has been filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We will be filing a Notice of Appearance in response to the Summons with Notice. The Compensation Board is required to serve a Complaint, which will set forth with more particularity the nature of the allegations and the damages sought. While joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. We have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
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
Three-Month Period Ended March 29, 2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$14,616	$6,738	$24,054	$4,179	$—	$49,587
Segment contribution	3,056	1,201	6,121	497	(8,512)	2,363
Interest expense, net					(318)	(318)
Gain on debt conversion					313	313
Miscellaneous					121	121
Income taxes-current					(54)	(54)
Income taxes-deferred					9	9

Net income						$2,434
Total assets	$46,166	$23,154	$45,544	$16,050	$4,927	$135,841

Three-Month Period Ended March 31, 2007

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$18,158	$5,529	$8,491	$142	$—	$32,320
Segment contribution	4,548	1,362	1,520	71	(6,910)	591
Interest expense, net					(643)	(643)
Miscellaneous					16	16
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$(36)
Total assets	$51,627	$17,517	$27,239	$95	$5,618	$102,096
13.	FIRE AT MANUFACTURING FACILITY
     In November 2006, we experienced a fire that damaged certain inventory and property at our facility in China, which began in a battery storage area. Certain inventory and portions of buildings were damaged. We believe we maintain adequate insurance coverage for this operation. The total amount of the loss pertaining to assets and the related expenses was approximately $849. The majority of the insurance claim is related to the recovery of damaged inventory. In July 2007, we received approximately $637 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. In March 2008, we received a final settlement payment of $191, which offset the outstanding receivable of approximately $152 and resulted in a non-operating gain of approximately $39.
14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that we may pursue after its effective date.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”). The FSP delayed, for one year, the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS No. 157 effective January 1, 2009. We expect the adoption of the deferred provisions of SFAS No. 157 to impact the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements.

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
     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2007.
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
     We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings. On September 28, 2007, we finalized the acquisition of all the issued and outstanding shares of common stock of Innovative Solutions Consulting, Inc. (“ISC”), a provider of a full range of engineering and technical services for communication electronic systems to government agencies and prime contractors located in Hollywood, Maryland. In January 2008, we renamed ISC to RedBlack Communications, Inc. (“RedBlack”). The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. (See Note 2 to Consolidated Financial Statements for additional information.)
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
     In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV will assemble Ultralife power solution products and manage local sales and marketing activities, serving commercial, government and defense customers throughout India. We invested $26 in cash into the India JV, which represented our 51% ownership stake in the India JV.
Results of Operations
Three-month periods ended March 29, 2008 and March 31, 2007
     Revenues. Consolidated revenues for the three-month period ended March 29, 2008 amounted to $49,587, an increase of $17,267, or 53%, from the $32,320 reported in the same quarter in the prior year. Non-rechargeable product sales decreased $3,542, or 20%, from $18,158 last year to $14,616 this year. The decrease in Non-rechargeable revenues was mainly attributable to battery shipments to international defense customers in 2007 that did not reoccur in 2008. Rechargeable product revenues were $6,738 in 2008, an increase of $1,209, or 22%, from the $5,529 reported in the previous year, resulting from higher sales of BA-2590 batteries. Communications Systems revenues increased $15,563, or 183%, from $8,491 to $24,054, due to deliveries of advanced communications systems in relation to the sizeable orders we received during the latter part of 2007. Design and Installation Services revenues were $4,179 in the first quarter of 2008, an increase of $4,037 from the $142 reported in the first quarter of 2007 mainly due to the acquisitions of RedBlack and SPS in the second half of 2007.
     Cost of Products Sold. Cost of products sold totaled $38,712 for the quarter ended March 29, 2008, an increase of $13,893, or 56%, from the $24,819 reported for the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $10,875, an increase of $3,374, or 45%, over the $7,501 reported in the same quarter in the prior year due mainly to higher sales and production volumes. As a percentage of revenues, consolidated gross margins amounted to 22% in the first quarter of 2008, compared with 23% reported in the first quarter of 2007. Non-rechargeable product margins were $3,056, or 21% of revenues, for the first quarter of 2008 compared with $4,548, or 25% of revenues, in the same period in 2007. Non-rechargeable gross margins declined primarily as a result of lower sales volumes and resulting underabsorbed overhead costs. In our Rechargeable operations, gross margin amounted to $1,201 in the first quarter of 2008, or 18% of revenues, compared to $1,362, or 25% of revenues, in 2007. This decrease in Rechargeable gross margin was mainly attributable to start-up costs related to two new products. Communications Systems margins were $6,121, or 25% of revenues, for the first quarter of 2008, an increase of $4,601 when compared with $1,520, or 18% of revenues, in the same period in 2007. The increase in the gross margin percentage for Communications Systems resulted from higher sales and production volumes, as well as improvements in material costs. Gross margins in the Design and Installation Services segment amounted to $497, or 12% of revenues in the first quarter of 2008, compared to $71, or 50% of revenues, in 2007, an increase of $426. Margin percentages in this particular segment vary from 2007 to 2008 due to the change in structure of this segment with the addition of RedBlack and SPS. We are progressing with initial integration efforts and have begun to make additional investments to accelerate growth in these new markets.
     Operating Expenses. Operating expenses for the three-month period ended March 29, 2008 totaled $8,512, an increase of $1,602 from the prior year’s amount of $6,910. Overall, operating expenses as a percentage of sales decreased to 17% in the first quarter of 2008 from 21% reported in the prior year. Research and development costs were $1,609 in 2008 consistent with the $1,614 reported in 2007. Selling, general, and administrative expenses increased $1,607 to $6,903, approximately $800 of which was associated with costs related to recently acquired companies, with the remainder due to increased sales and marketing efforts and higher administrative costs required to operate a larger orgainzation. Overall, amortization expense associated with intangible assets related to acquisitions amounted to $520 in operating expenses ($361 in selling, general, and administrative expenses and $159 in research and development costs), a decrease of $11 from the prior year amount of $531.
     Other Income (Expense). Interest expense, net, for the first quarter of 2008 was $318, a decrease of $325 from the comparable period in 2007, mainly related to the conversion of $10,500 of outstanding convertible notes into 700,000 shares of common stock related to McDowell during the first quarter of 2008. Miscellaneous income/expense amounted to income of $434 for the first quarter of 2008 compared with income of $16 for the same period in 2007. This increase was primarily due to the recognition of a $313 gain on the early conversion of the $10,500 convertible notes held by the sellers of McDowell Research, Ltd., which related to an increase in the interest rate on the notes from 4% to 5% in October 2007.
     Income Taxes. We reflected a tax provision of $45 for the first quarter of 2008 compared with no income tax provision in the first quarter of 2007. The effective consolidated tax rate for the first quarter of 2008 was 1.8% compared with 0% for the same period in 2007.
     At March 29, 2008 we continue to recognize a full valuation allowance on our net deferred tax asset, which was initially reflected during our fiscal quarter ended December 31, 2006, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. At this time, we continue to believe that it is more likely than not that we will not be able to utilize these benefits in the future. However, we continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
     We have determined that a change in ownership as defined under Internal Revenue Code Section 382 occurred during the fourth quarter of 2006. As such, the domestic net operating loss carryforward will be subject to an annual limitation, which is currently estimated to be approximately $12,000, the unused portion of which can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2007. However, this limitation does have an impact on income taxes determined for 2008.
     Net Income (Loss). Net income and income per diluted share were $2,434 and $0.14, respectively, for the three months ended March 29, 2008, compared to a net loss and a loss per diluted share of $36 and $0.00, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,078,000 in the first quarter of 2007 to 17,479,000 in 2008, mainly due to the 1,000,000 share issuance in the fourth quarter of 2007 from our limited public offering, the conversion of the McDowell convertible notes into 700,000 shares of our common stock during the first quarter of 2008, stock option and warrant exercises, and restricted stock grants.
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

     We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods
	Ended
	March 29,	March 31,
	2008	2007
Net income (loss)	$2,434	$(36)
Add: interest expense, net	318	643
Add: income tax provision	45	—
Add: depreciation expense	998	963
Add: amortization expense	520	531
Add: stock-based compensation expense	487	550
Less: gain on debt conversion	(313)	—

Adjusted EBITDA	$4,489	$2,651

Liquidity and Capital Resources
     As of March 29, 2008, cash and cash equivalents totaled $734, a decrease of $1,511 from the beginning of the year. During the three-month period ended March 29, 2008, operating activities used $3,259 in cash as compared to a usage of $1,951 for the three-month period ended March 31, 2007. The use of cash from operating activities in 2008 resulted mainly from higher inventory and receivable balances related to the increased orders for advanced communications systems, offset in part by an increase in earnings before depreciation and amortization, and higher payables balances.
     We used $397 in cash for investing activities during the first three-month period of 2008 compared with $2,034 in cash used for investing activities in the same period in 2007. In 2008, we spent $376 to purchase plant, property and equipment, as compared with $534 for the same period in 2007. In 2007, we made a payment of $1,500 related to the asset purchase of McDowell that did not reoccur in 2008.
     During the three-month period ended March 29, 2008, we generated $2,116 in funds from financing activities compared to a generation of $4,201 in funds in the same period of 2007. The financing activities in 2008 included an $896 inflow from drawdowns on the revolver portion of our primary credit facility, and an inflow of cash from stock option and warrant exercises of $1,775, offset in part by outflows for principal payments on term debt under our primary credit facility and capital lease obligations.
     Inventory turnover for the first three months of 2008 was an annualized rate of approximately 3.2 turns per year, an improvement from the 3.0 turns for the full year of 2007. The improvement in this metric is mainly due to the increased volume of sales and production activity during the first quarter of 2008. Our Days Sales Outstanding (DSOs) was an average of 52 days for the first three months of 2008, an improvement from the 2007 average of 55 days, mainly due to more favorable timing on payments received from customers in our Communications Systems segment.
     As of March 29, 2008, we had made commitments to purchase approximately $975 of production machinery and equipment, which we expect to fund through operating cash flows.
     Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including those of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $22,500. Availability under the revolving credit component is subject to meeting certain financial covenants. We are required to meet certain financial covenants under the facility, as amended, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either the current prime rate, or a LIBOR rate plus 250 basis points.
     On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the first quarter of 2008, the adjusted rate ranged from 5.73% to 5.98%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at March 29, 2008 resulted in a liability of $29, all of which was reflected as a short-term liability.
     There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Recently, effective February 14, 2007, we entered into Forbearance and Amendment Number Six to the Credit Agreement (“Forbearance and Amendment”) with the banks. The Forbearance and Amendment provided that the banks would forbear from exercising their rights under the credit facility arising from our failure to comply with certain financial covenants in the credit facility with respect to the fiscal quarter ended December 31, 2006. Specifically, we were not in compliance with the terms of the credit facility because we failed to maintain the required debt-to-earnings and EBIT-to-interest ratios provided for in the credit facility, at that time. The banks agreed to forbear from exercising their respective rights and remedies under the credit facility until March 23, 2007 (“Forbearance Period”), unless we breached the Forbearance and Amendment or unless another event or condition occurred that constituted a default under the credit facility. Each bank agreed to continue to make revolving loans available to us during the Forbearance Period. Pursuant to the Forbearance and Amendment, the aggregate amount of the banks’ revolving loan commitment was reduced from $20,000 to $15,000. During the Forbearance Period, the applicable revolving interest rate and the applicable term interest rate, in each case as set forth in the credit agreement, were both increased by 25 basis points. In addition to a number of technical and conforming amendments, the Forbearance and Amendment revised the definition of “Change in Control” in the credit facility to provide that the acquisition of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of us shall constitute a “Change in Control” for purposes of the credit facility. Previously, the equity interests threshold had been set at 20%.
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
     Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the banks. Amendment Ten increases the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amends the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. As of March 29, 2008, we were in compliance with all of the credit facility covenants, as amended.
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
     As of March 29, 2008, we had $2,667 outstanding under the term loan component of our credit facility with our primary lending bank (of which $2,000 was classified as a current liability) and $12,100 was outstanding under the revolver component (all of which was classified as a current liability). As of

March 29, 2008, the revolver arrangement provided for up to $15,000 of borrowing capacity, including outstanding letters of credit. At March 29, 2008, we had no outstanding letters of credit related to this facility, leaving $2,900 of additional borrowing capacity. As a result of Amendment Ten effective April 23, 2008, the revolver arrangement now provides for up to $22,500 of borrowing capacity, including outstanding letters of credit.
     As of March 29, 2008, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had $0 outstanding under its revolving credit facility with a commercial bank in the U.K. This credit facility provides our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility are collateralized with that company’s outstanding accounts receivable balances. There was approximately $900 in additional borrowing capacity under this credit facility as of March 29, 2008.
     On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to the initial purchase price of that company, which resolved various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminating a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the purchase price reduction, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with SFAS No. 141. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock, and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
     During the first three-month periods of 2008 and 2007, we issued 157,000 and 46,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $1,775 in 2008 and $214 in 2007 in cash proceeds as a result of these transactions.
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
Outlook
     For the second quarter of 2008, the company forecasts revenue in the range of $60,000 to $70,000 and operating income in the range of $4,500 to $7,000. For the full year 2008, the company forecasts revenue of at least $238,000.
Recent Accounting Pronouncements and Developments
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that we may pursue after its effective date.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”). The FSP delayed, for one year, the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS No. 157 effective January 1, 2009. We expect the adoption of the deferred provisions of SFAS No. 157 to impact the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements.
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
     During the first three months of 2008, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
     We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged a portion of this risk by entering into an interest rate swap arrangement in connection with the term loan component of our new credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the credit agreement. As of March 29, 2008, a one basis point change in the Eurodollar spread would have a less than $1 value change. (See Note 9 in Notes to Condensed Consolidated Financial Statements for additional information.)
     We are subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. We monitor the relationship between the U.S. dollar and other currencies on a continuous basis and adjust sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.
     We maintain manufacturing operations in North America, Europe and Asia, and export products globally. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, which is translated into U.S. dollars for our consolidated financial statements.
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
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provides us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and we are awaiting the results from our environmental consulting firm. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. Through March 29, 2008, total costs incurred have amounted to approximately $203, none of which has been capitalized. At March 29, 2008 and December 31, 2007, we had $48 and $85, respectively, reserved for this matter.
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that has been filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We will be filing a Notice of Appearance in response to the Summons with Notice. The Compensation Board is required to serve a Complaint, which will set forth with more particularity the nature of the allegations and the damages sought. While joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. We have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.

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

ULTRALIFE BATTERIES, INC.
(Registrant)

Date: May 7, 2008	By:	/s/ John D. Kavazanjian

John D. Kavazanjian
President and Chief Executive Officer

Date: May 7, 2008	By:	/s/ Robert W. Fishback

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