Form 10-Q
period 2008-06-28
ULTRALIFE CORP
filed 2008-08-06
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 0-20852
ULTRALIFE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1387013

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
2000 Technology Parkway, Newark, New York 14513
(Address of principal executive offices) (Zip Code)
(315) 332-7100
(Registrant’s telephone number, including area code)
ULTRALIFE BATTERIES, INC.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.10 par value — 17,421,057 shares of common stock outstanding, net of 728,690 treasury shares, as of August 2, 2008.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	June 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$827	$2,245
Trade accounts receivable (less allowance for doubtful accounts of $503 at June 28, 2008 and $485 at December 31, 2007)	52,937	26,540
Inventories	46,073	35,098
Due from insurance company	—	152
Deferred tax asset — current	311	309
Prepaid expenses and other current assets	1,402	3,949

Total current assets	101,550	68,293

Property, plant and equipment, net	19,030	19,365

Other assets:
Goodwill	21,246	21,180
Intangible assets, net	12,129	13,113
Security deposits and other long-term assets	73	97

	33,448	34,390

Total Assets	$154,028	$122,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$8,713	$13,423
Accounts payable	34,979	18,326
Income taxes payable	318	—
Other current liabilities	15,296	10,083

Total current liabilities	59,306	41,832

Long-term liabilities:
Debt and capital lease obligations	4,683	16,224
Other long-term liabilities	4,151	985

Total long-term liabilities	8,834	17,209

Commitments and contingencies (Note 11)

Minority interest in equity of subsidiaries	31	—

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,149,347 at June 28, 2008 and 17,208,862 at December 31, 2007	1,808	1,712
Capital in excess of par value	165,833	152,070
Accumulated other comprehensive income	231	69
Accumulated deficit	(79,614)	(88,443)

	88,258	65,408
Less —Treasury stock, at cost — 728,690 shares outstanding	2,401	2,401

Total shareholders’ equity	85,857	63,007

Total Liabilities and Shareholders’ Equity	$154,028	$122,048

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues	$87,898	$35,196	$137,485	$67,516

Cost of products sold	67,270	26,579	105,982	51,398

Gross margin	20,628	8,617	31,503	16,118

Operating expenses:
Research and development (including $158, $256, $317 and $509 respectively, of amortization of intangible assets)	2,137	1,688	3,746	3,302
Selling, general, and administrative (including $368, $294, $729 and $572 respectively, of amortization of intangible assets)	8,554	5,212	15,457	10,508

Total operating expenses	10,691	6,900	19,203	13,810

Operating income	9,937	1,717	12,300	2,308

Other income (expense):
Interest income	2	18	13	32
Interest expense	(240)	(604)	(569)	(1,261)
Gain on insurance settlement	—	—	39	—
Gain on debt conversion	—	—	313	—
Minority interest in loss of subsidiaries	15	—	28	—
Miscellaneous	40	167	109	183

Income before income taxes	9,754	1,298	12,233	1,262

Income tax provision-current	264	—	318	—
Income tax provision-deferred	3,095	—	3,086	—

Total income taxes	3,359	—	3,404	—

Net income	$6,395	$1,298	$8,829	$1,262

Earnings per share — basic	$0.37	$0.09	$0.51	$0.08

Earnings per share — diluted	$0.36	$0.08	$0.50	$0.08

Weighted average shares outstanding — basic	17,309	15,123	17,155	15,100

Weighted average shares outstanding — diluted	17,720	15,331	17,800	15,320

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Periods Ended
	June 28,	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$8,829	$1,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of financing fees	1,931	1,916
Amortization of intangible assets	1,046	1,081
(Gain) loss on asset disposal	(3)	6
Gain on insurance settlement	(39)	—
Foreign exchange gain	(64)	(153)
Gain on debt conversion	(313)	—
Impairment of long-lived assets	138	—
Non-cash stock-based compensation	1,196	1,031
Minority interest in loss of subsidiaries	(28)	—
Changes in deferred income taxes	3,086	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(26,340)	848
Inventories	(10,918)	(4,282)
Prepaid expenses and other current assets	2,693	688
Insurance receivable relating to fires	201	(49)
Income taxes payable	318	—
Accounts payable and other liabilities	22,074	(830)

Net cash provided from operating activities	3,807	1,518

INVESTING ACTIVITIES
Purchase of property and equipment	(1,616)	(1,370)
Payments for acquired companies, net of cash acquired	11	(1,501)

Net cash used in investing activities	(1,605)	(2,871)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(4,704)	1,800
Proceeds from issuance of common stock	2,163	312
Principal payments on debt and capital lease obligations	(1,113)	(1,039)

Net cash provided by (used in) financing activities	(3,654)	1,073

Effect of exchange rate changes on cash	34	113

Change in cash and cash equivalents	(1,418)	(167)

Cash and cash equivalents at beginning of period	2,245	720

Cash and cash equivalents at end of period	$827	$553

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—

Cash paid for interest	$641	$1,155

Noncash investing and financing activities:
Purchase of property and equipment via notes payable	$66	$410

Conversion of convertible notes into shares of common stock	$10,500	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands — Except Share and Per Share Amounts)
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Ultralife Corporation and our subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Form 10-K for the twelve-month period ended December 31, 2007.
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
     2008 Activity
     Ultralife Batteries India Private Limited
     In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV will assemble Ultralife power solution products and manage local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested $61 in cash into the India JV, as consideration for our 51% ownership stake in the India JV.
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

     The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. The contingent payments will be recorded as an addition to the purchase price if and when the performance milestones are attained. The initial $943 cash payment was financed through a combination of cash on hand and borrowings through the revolver component of our credit facility with our primary lending banks. During the second quarter of 2008, we made an election under Section 338(h)(10) of the Internal Revenue Code in relation to RedBlack, and in accordance with the provisions of the purchase agreement, we have accrued a payment of $50 to the sellers of RedBlack to make them substantially whole from a tax perspective. This additional payment is part of the total purchase price, and as such, this adjustment to the purchase price resulted in an increase to goodwill of $50. This accrual is included in the other current liabilities line on our Consolidated Balance Sheet. We incurred $62 in acquisition related costs, which are included in the initial cost of the investment of $1,055, with a potential total cost of the investment of $3,055 assuming the earn-out of all contingent consideration. During the second quarter of 2008, $2 of additional acquisition costs were incurred, which resulted in an increase to goodwill of $2.
     The results of operations of RedBlack and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements from the date of acquisition. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $136 (including $57 in cash) was recorded as goodwill in the amount of $976. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill has been assigned to the Design and Installation Services segment and is expected to be fully deductible for income tax purposes.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$57
Trade accounts receivables, net	535
Prepaid expenses and other current assets	175

Total current assets	767
Property, plant and equipment, net	687
Goodwill	976
Intangible Assets:
Non-compete agreements	180

Total assets acquired	2,610

LIABILITIES
Current liabilities:
Current portion of long-term debt	720
Accounts payable	431
Other current liabilities	159

Total current liabilities	1,310
Long-term liabilities:
Debt	188

Total liabilities assumed	1,498

Total Purchase Price	$1,112

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

	Three-Month	Six-Month
	Period Ended	Period Ended
(in thousands, except per	June 30,	June 30,
share data)	2007	2007

Revenues	$35,704	$68,638
Net Income	$931	$891

Earnings per share — Basic	$0.06	$0.06
Earnings per share — Diluted	$0.06	$0.06
     Stationary Power Services, Inc. and Reserve Power Systems, Inc.
     On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power Services, Inc. (“SPS”), an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. Immediately prior to the closing of the SPS acquisition, SPS distributed the real estate assets, along with the corresponding mortgage payable, to the original owner of SPS, as these assets and corresponding liability were not part of our acquisition of SPS. Also on November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Reserve Power Systems, Inc., a supplier of lead acid batteries primarily for use by SPS in the design and installation of standby power systems. In June 2008, we renamed Reserve Power Systems, Inc. to RPS Power Systems, Inc. (“RPS”). SPS and RPS were previously affiliated companies due to common ownership interests.
     Under the terms of the stock purchase agreement for SPS, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the seller. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. The initial purchase price was subject to a post-closing adjustment based on a final valuation of “Net Worth” on the date of closing, using a base of $500. The final net value of the “Net Worth”, under the stock purchase agreement, was $339, resulting in a revised initial purchase price of $9,839. As of June 28, 2008, we have accrued $161 for this receivable, which is included in the prepaid expenses and other current assets line on our Consolidated Balance Sheet. In July 2008, William Maher, former owner of SPS, delivered his promissory note to us in connection with the “Net Worth” adjustment for $161. The promissory note bears interest at the rate of 5% per year and is payable in full, including any unpaid interest thereon, no later than December 31, 2008.

     The $6,000 cash payment was financed by a portion of the net proceeds from a limited public offering that we completed on November 16, 2007, whereby 1,000,000 shares of our common stock were issued. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the SPS cash payment. The $4,000 subordinated convertible promissory note carries a three-year term, bears interest at the rate of 5% per year and is convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including SFAS No. 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and concluded that this feature should not be separately accounted for as a derivative. We incurred $81 in acquisition related costs, which are included in the cost of the SPS investment of $9,920. During the second quarter of 2008, $1 of additional acquisition costs were incurred, which resulted in an increase to goodwill of $1.
     Under the terms of the stock purchase agreement for RPS, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the operating plan, and 10% of sales that exceed the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to SPS, which historically have comprised substantially all of RPS’s sales. There were no non-SPS sales for the remainder of the calendar year 2007; therefore, no contingent cash consideration was recorded for 2007. Through June 28, 2008, we have accrued $20 for the 2008 portion of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet. During the second quarter of 2008, this accrual was increased by $14, which resulted in an increase to goodwill of $14.
     The results of operations of SPS and RPS and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements from the date of acquisition. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $5,940 (including $111 of cash) was recorded as goodwill in the amount of $5,383. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new businesses. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill has been assigned to the Design and Installation Services and the Rechargeable Products segments and is expected to be fully deductible for income tax purposes.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$111
Trade accounts receivables, net	1,594
Inventories	1,687
Prepaid expenses and other current assets	52

Total current assets	3,444
Property, plant and equipment, net	324
Goodwill	5,383
Intangible Assets:
Trademarks	1,300
Patents and Technology	440
Customer Relationships	4,600
Other Assets:
Security deposits	12

Total assets acquired	15,503

LIABILITIES
Current liabilities:
Current portion of long-term debt	1,277
Accounts payable	1,958
Other current liabilities	788

Total current liabilities	4,023
Long-term liabilities:
Debt	137
Other long-term liabilities	20

Total liabilities assumed	4,180

Total Purchase Price	$11,323

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

	Three-Month	Six-Month
	Period Ended	Period Ended
(in thousands, except per	June 30,	June 30,
share data)	2007	2007

Revenues	$37,149	$71,121
Net Income	$1,361	$1,302

Earnings per share — Basic	$0.09	$0.08
Earnings per share — Diluted	$0.09	$0.08

3. GOODWILL AND OTHER INTANGIBLE ASSETS
     a. Goodwill
          The following table summarizes the goodwill activity by segment for the three-month periods ended June 28, 2008 and June 30, 2007:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total

Balance at December 31, 2006	$1,239	$2,421	$9,684	$—	$13,344

Adjustments to purchase price allocation	78	194	776	—	1,048
Effect of foreign currency translations	68	—	—	—	68

Balance at June 30, 2007	1,385	2,615	10,460	—	14,460

Acquisition of RedBlack	—	—	—	905	905
Acquisition of SPS	—	—	—	3,825	3,825
Acquisition of RPS	—	1,672	—	—	1,672
Adjustments to purchase price allocation	250	—	—	—	250
Effect of foreign currency translations	68	—	—	—	68

Balance at December 31, 2007	1,703	4,287	10,460	4,730	21,180

Adjustments to purchase price allocation	—	20	—	(63)	(43)
Effect of foreign currency translations	109	—	—	—	109

Balance at June 28, 2008	$1,812	$4,307	$10,460	$4,667	$21,246

     b. Other Intangible Assets
          The composition of intangible assets was:

		June 28, 2008
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$4,405	$—	$4,405
Patents and technology	4,096	1,994	2,102
Customer relationships	7,547	2,268	5,279
Distributor relationships	350	156	194
Non-compete agreements	393	244	149

Total intangible assets	$16,791	$4,662	$12,129

		December 31, 2007
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$4,399	$—	$4,399
Patents and technology	4,069	1,662	2,407
Customer relationships	7,489	1,608	5,881
Distributor relationships	329	123	206
Non-compete agreements	390	170	220

Total intangible assets	$16,676	$3,563	$13,113

     Amortization expense for intangible assets was $526 and $550 for the three-month periods ended June 28, 2008 and June 30, 2007, respectively. Amortization expense for intangible assets was $1,046 and $1,081 for the six-month periods ended June 28, 2008 and June 30, 2007, respectively.
     The change in the cost value of total intangible assets from December 31, 2007 to June 28, 2008 is a result of the effect of foreign currency translations.
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
     The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 28,	June 30,	June 28,	June 30,
(Shares in thousands)	2008	2007	2008	2007

Net Income (a)	$6,395	$1,298	$8,829	$1,262
Effect of Dilutive Securities:
Convertible Notes Payable	50	—	115	—

Net Income — Adjusted (b)	$6,445	$1,298	$8,944	$1,262

Average Shares Outstanding — Basic (c)	17,309	15,123	17,155	15,100
Effect of Dilutive Securities:
Stock Options / Warrants	132	202	248	215
Restricted Stock	12	6	30	5
Convertible Notes Payable	267	—	367	—

Average Shares Outstanding — Diluted (d)	17,720	15,331	17,800	15,320

EPS — Basic (a/c)	$0.37	$0.09	$0.51	$0.08
EPS — Diluted (b/d)	$0.36	$0.08	$0.50	$0.08
     There were 1,428,450 and 1,593,933 outstanding stock options, warrants and restricted stock awards for the six-month periods ended June 28, 2008 and June 30, 2007, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 1,333,333 shares of common stock for the six-month period ended June 30, 2007 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 451,557 outstanding stock options, warrants and restricted stock awards and 366,667 shares of common stock reserved under convertible notes payable were included in the dilution computation for the six-month period ended June 28, 2008. The dilutive effect of 398,098 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the six-month period ended June 30, 2007.
     There were 1,423,450 and 1,520,000 outstanding stock options, warrants and restricted stock awards for the three-month periods ended June 28, 2008 and June 30, 2007, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 1,333,333 shares of common stock for the three-month period ended June 30, 2007 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 456,557 outstanding stock options, warrants and restricted stock awards and

266,667 shares of common stock reserved under convertible notes payable were included in the dilution computation for the three-month period ended June 28, 2008. The dilutive effect of 472,031 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month period ended June 30, 2007.
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
     Our shareholders approved a 1992 stock option plan for grants to our key employees, directors and consultants. The shareholders approved reservation of 1,150,000 shares of common stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant date. The NQSOs vest immediately and expire on the sixth anniversary of the grant date. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of June 28, 2008, there were no stock options outstanding under this plan.
     Effective December 2000, we established the 2000 stock option plan which is substantially the same as the 1992 stock option plan. The shareholders approved reservation of 500,000 shares of common stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000, to a total of 1,000,000.
     In June 2004, the shareholders adopted the Ultralife Batteries, Inc. 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, the shareholders approved an amendment to the LTIP, increasing the number of shares of common stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000. In June 2008, the shareholders approved another amendment to the LTIP, increasing the number of shares of common stock by an additional 500,000, bringing the total shares authorized under the LTIP to 2,000,000
     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of June 28, 2008, there were 1,705,478 stock options outstanding under the amended 2000 stock option plan and the LTIP.
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
     On March 7, 2008, we granted an executive officer an option to purchase shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option to purchase 50,000 shares of common stock is exercisable in annual increments of 16,667 shares over a three-year period commencing March 7, 2009. The option expires on March 7, 2015.
     b. Stock Options
     In conjunction with SFAS 123R, we recorded compensation cost related to stock options of $586 and $912 for the three- and six-month periods ended June 28, 2008, respectively, and $392 and $813 for the three- and six-month periods ended June 30, 2007, respectively. As of June 28, 2008, there was $1,828 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.32 years.
     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the six-month periods ended June 28, 2008 and June 30, 2007:

	Six-Month	Six-Month
	Period Ended	Period Ended
	June 28, 2008	June 30, 2007
Risk-free interest rate	2.33%	4.54%
Volatility factor	59.46%	57.99%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.55	3.75
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
     Stock option activity for the first six months of 2008 is summarized as follows (in thousands, except shares and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value
Shares under option at January 1, 2008	1,769,463	$11.51
Options granted	197,000	13.19
Options exercised	(158,485)	7.29
Options forfeited	(4,500)	9.84
Options expired	—	—

Shares under option at June 28, 2008	1,803,478	$12.06	4.35 years	$1,856

Vested and expected to vest as of June 28, 2008	1,688,891	$12.11	4.27 years	$1,784

Options exercisable at June 28, 2008	1,084,806	$12.37	3.44 years	$1,436
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month period ended June 28, 2008 was $1,299.
     Prior to adopting SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. SFAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first six months of 2008 and 2007. Cash received from option exercises under our stock-based compensation plans for the six-month periods ended June 28, 2008 and June 30, 2007 was $1,154 and $312, respectively.
     c. Warrants
     On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. At June 28, 2008, there were 18,000 warrants outstanding.
     d. Restricted Stock Awards
     There were no restricted stock grants awarded during the six-month periods ended June 28, 2008 and June 30, 2007.
     The activity of restricted stock awards of common stock for the first six months of 2008 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2007	91,903	$11.28
Granted	—	—
Vested	(17,874)	11.13
Forfeited	—	—

Unvested at June 28, 2008	74,029	$11.25

     We recorded compensation cost related to restricted stock grants of $123 and $284 for the three- and six-month periods ended June 28, 2008, respectively, and $88 and $218 for the three- and six-month periods ended June 30, 2007, respectively. As of June 28, 2008, we had $564 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.82 years. The total fair value of these grants that vested during the six-month period ended June 28, 2008 was $226.
6. COMPREHENSIVE INCOME
     The components of our total comprehensive income were:

	Three-Month Periods		Six-Month Periods
	Ended		Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net income	$6,395	$1,298	$8,829	$1,262
Foreign currency translation adjustments	16	213	181	340
Change in fair value of derivatives, net of tax	13	(1)	(19)	(13)

Total comprehensive income	$6,424	$1,510	$8,991	$1,589

7. INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	June 28, 2008	December 31, 2007

Raw materials	$29,864	$22,613
Work in process	8,703	7,493
Finished goods	10,258	7,325

	48,825	37,431
Less: Reserve for obsolescence	2,752	2,333

	$46,073	$35,098

8. PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	June 28, 2008	December 31, 2007

Land	$123	$123
Buildings and leasehold improvements	5,147	5,104
Machinery and equipment	43,543	43,252
Furniture and fixtures	1,502	1,229
Computer hardware and software	2,555	2,359
Construction in progress	1,991	1,090

	54,861	53,157
Less: Accumulated depreciation	35,831	33,792

	$19,030	$19,365

     Depreciation expense for property, plant and equipment was $903 and $1,879 for the three- and six-month periods ended June 28, 2008, respectively, and $921 and $1,855 for the three- and six-month periods ended June 30, 2007, respectively.

     We recorded an impairment of long-lived assets of $138 for the three- and six-months periods ended June 28, 2008, respectively, in connection with our restructuring of the U.K. facility operations. We did not record any impairment of long-lived assets for the three- and six-months periods ended June 30, 2007.
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
     On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the first half of 2008, the adjusted rate ranged from 5.73% to 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at June 28, 2008 resulted in a liability of $16, all of which was reflected as a short-term liability.
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
     Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the banks. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amended the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. As of June 28, 2008, we were in compliance with all of the credit facility covenants, as amended.
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
     As of June 28, 2008, we had $2,167 outstanding under the term loan component of our credit facility with our primary lending bank (of which $2,000 was classified as a current liability) and $6,500 was outstanding under the revolver component (all of which was classified as a current liability). As of June 28, 2008, the revolver arrangement provided for up to $22,500 of borrowing capacity, including outstanding letters of credit. At June 28, 2008, we had no outstanding letters of credit related to this facility, leaving $16,000 of additional borrowing capacity.
     Previously, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had a revolving credit facility with a commercial bank in the U.K. This credit facility provided our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility were collateralized with that company’s outstanding accounts receivable balances. During the second quarter of 2008, this credit facility was terminated.
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
     For the three- and six-month periods ended June 28, 2008, we recorded $3,359 and $3,404, respectively, in income tax expense. The second quarter of 2008 tax provision includes an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q. The remaining expense is primarily due to the income reported for U.S. operations during the period.
     The effective tax rate for the total consolidated company was 34.4% and 27.8% for the three- and six-month periods ended June 28, 2008, respectively. The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. This limitation did not have an impact on income taxes determined for 2007. However, this limitation does have an impact on income taxes determined for 2008. As a result, we expect to incur the alternative minimum tax in 2008 and the tax provision includes a provision for the U.S. alternative minimum tax as well as state income taxes, for states which we do not have the ability to utilize net operating loss carryforwards. Normally, the payment of the alternative minimum tax results in the establishment of a deferred tax asset. However, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.
     As of December 31, 2007, we have foreign and domestic net operating loss carryforwards totaling approximately $83,679 available to reduce future taxable income. Foreign loss carryforwards of approximately $11,915 can be carried forward indefinitely. The domestic net operating loss carryforward of $71,764 expires from 2008 through 2027. We expect to utilize in full the net operating loss carryforwards that are set to expire in 2008 against our 2008 taxable income.
     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At June 28, 2008, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At June 28, 2008, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
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
     a. Purchase Commitments
     As of June 28, 2008, we have made commitments to purchase approximately $775 of production machinery and equipment.
     b. Product Warranties
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2008 were as follows:

Balance at December 31, 2007	$501
Accruals for warranties issued	541
Settlements made	(173)

Balance at June 28, 2008	$869

     c. Legal Matters
     In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”) between the parties. The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA. The customer claims restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800. We strongly dispute the customer’s allegations and we intend to vigorously pursue our claim and defend against the customer’s claims. Accordingly, no accrual has been made or reflected in the consolidated financial statement as of June 28, 2008.
     A retail end-user of a product manufactured by one of our customers (the “Customer”) made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2008 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. As of June 28, 2008, we no longer have an accrual in the warranty reserve related to anticipated replacements under this agreement, due to the lack of actual claims for replacements during the past few years. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and the results were provided to NYSDEC and NYSDOH for review. Both NYSDEC and NYSDOH appear satisfied with the investigation results. We are developing a scope of work and will solicit environmental consulting firms to develop a Remedial Action Plan. Through June 28, 2008, total costs incurred have amounted to approximately $203, none of which has been capitalized. At June 28, 2008 and December 31, 2007, we had $40 and $85, respectively, reserved for this matter.
     We have had certain “exigent”, non-bid contracts with the U.S. government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of June 28, 2008, there were no outstanding exigent contracts with the government.

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
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. The Verified Complaint estimates that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimates our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 is $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint states that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 are subject to adjustment based on a forensic audit of the trust that is currently being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. While the potential of joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. We have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
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
     In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of August 1, 2008, approximately $415 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
     In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIF”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIF was awarded and as of August 1, 2008, approximately $15 has been distributed under the grant. Under an agreement with the Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the RIF improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIF to the Clay County, Mississippi.
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

Three-Month Period Ended June 28, 2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$17,699	$4,490	$61,946	$3,763	$—	$87,898
Segment contribution	2,251	821	16,741	815	(10,691)	9,937
Interest expense, net					(238)	(238)
Gain on debt conversion					0	0
Miscellaneous					55	55
Income taxes-current					(264)	(264)
Income taxes-deferred					(3,095)	(3,095)

Net income						$6,395
Total assets	$46,848	$19,773	$68,469	$14,993	$3,945	$154,028
Three-Month Period Ended June 30, 2007

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$22,808	$4,561	$7,688	$139	$—	$35,196
Segment contribution	6,201	943	1,451	22	(6,900)	1,717
Interest expense, net					(586)	(586)
Miscellaneous					167	167
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$1,298
Total assets	$51,410	$18,459	$25,440	$74	$4,634	$100,017
Six-Month Period Ended June 28, 2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$32,315	$11,228	$86,000	$7,942	$—	$137,485
Segment contribution	5,307	2,022	22,862	1,312	(19,203)	12,300
Interest expense, net					(556)	(556)
Gain on debt conversion					313	313
Miscellaneous					176	176
Income taxes-current					(318)	(318)
Income taxes-deferred					(3,086)	(3,086)

Net income						$8,829
Total assets	$46,848	$19,773	$68,469	$14,993	$3,945	$154,028
Six-Month Period Ended June 30, 2007

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$40,966	$10,090	$16,179	$281	$—	$67,516
Segment contribution	10,749	2,305	2,971	93	(13,810)	2,308
Interest expense, net					(1,229)	(1,229)
Miscellaneous					183	183
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$1,262
Total assets	$51,410	$18,459	$25,440	$74	$4,634	$100,017

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
14. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP No. APB 14-1). FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” (FSP No. SFAS 142-3). FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. For further discussion of certain of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
          The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2007.
          The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts.
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

          On September 28, 2007, we finalized the acquisition of all the issued and outstanding shares of common stock of RedBlack, formerly ISC, a provider of a full range of engineering and technical services for communication electronic systems to government agencies and prime contractors located in Hollywood, Maryland. The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. (See Note 2 to Consolidated Financial Statements for additional information.)
          On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of SPS, an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries located in Clearwater, Florida. Under the terms of the stock purchase agreement, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the seller. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
          On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Reserve Power Systems, Inc., an affiliate of SPS, and a supplier of lead acid batteries primarily for use by SPS in the design and installation of standby power systems. In June 2008, we renamed Reserve Power Systems, Inc. to RPS Power Systems, Inc. (“RPS”). Under the terms of the stock purchase agreement, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to SPS, which historically have comprised substantially all of RPS’s sales. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
          In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV will assemble Ultralife power solution products and manage local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested $61 in cash into the India JV, as consideration for our 51% ownership stake in the India JV.
          In June 2008, we changed our corporate name from Ultralife Batteries, Inc. to Ultralife Corporation. The purpose of the name change was to align our corporate name more closely with the business now being conducted by us, as we are no longer exclusively a battery manufacturing company.
Results of Operations
Three-month periods ended June 28, 2008 and June 30, 2007
          Revenues. Consolidated revenues for the three-month period ended June 28, 2008 amounted to $87,898, an increase of $52,702, or 150%, from the $35,196 reported in the same quarter in the prior year. Non-Rechargeable product sales decreased $5,109, or 22%, from $22,808 last year to $17,699 this year. The decrease in Non-Rechargeable revenues was mainly attributable to battery shipments to international defense customers in 2007 that did not reoccur in 2008. Rechargeable product revenues were $4,490 in 2008, a decrease of $71, or 2%, from the $4,561 reported in the previous year. Communications Systems revenues increased $54,258, or 706%, from $7,688 to $61,946, due to deliveries of advanced communications systems in relation to the sizeable orders we received during the latter part of 2007. Design and Installation Services revenues were $3,763 in the second quarter of 2008, an increase of $3,624 from the $139 reported in the second quarter of 2007 mainly due to the acquisitions of RedBlack and SPS in the second half of 2007.

          Cost of Products Sold. Cost of products sold totaled $67,270 for the quarter ended June 28, 2008, an increase of $40,691, or 153%, from the $26,579 reported for the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $20,628, an increase of $12,011, or 139%, over the $8,617 reported in the same quarter in the prior year due mainly to higher sales volumes. As a percentage of revenues, consolidated gross margins amounted to 23% in the second quarter of 2008, consistent with the second quarter of 2007. Non-Rechargeable product margins were $2,251, or 13% of revenues, for the second quarter of 2008 compared with $6,201, or 27% of revenues, in the same period in 2007. Non-Rechargeable gross margins declined primarily as a result of lower sales volumes, product mix, and higher costs of raw materials related to increasing energy and transportation costs, as well as the impact from an approximately $750 restructuring charge that was recorded related to refocusing our U.K. operation toward enhancing our ability to serve our customers, resulting in employee termination costs and certain asset valuation adjustments. In our Rechargeable operations, gross margin amounted to $821 in the second quarter of 2008, or 18% of revenues, compared to $943, or 21% of revenues, in 2007. This decrease in Rechargeable gross margin was mainly attributable to a shift in product mix. Communications Systems margins were $16,741, or 27% of revenues, for the second quarter of 2008, an increase of $15,290 when compared with $1,451, or 19% of revenues, in the same period in 2007. The increase in the gross margin percentage for Communications Systems resulted from higher sales and production volumes, as well as improvements in material costs and supply chain. Gross margins in the Design and Installation Services segment amounted to $815, or 22% of revenues in the second quarter of 2008, compared to $22, or 16% of revenues, in 2007, an increase of $793. Gross margins in this particular segment vary from 2007 to 2008 due to higher revenue reported in this segment related to the recent addition of RedBlack and SPS, and initial investments we are making to grow these new businesses. Previous to these acquisitions, this segment was comprised mainly of technology contracts which had varying margins dependent on the progress of individual contracts.
          Operating Expenses. Operating expenses for the three-month period ended June 28, 2008 totaled $10,691, an increase of $3,791 from the prior year’s amount of $6,900. Overall, operating expenses as a percentage of sales decreased to 12% in the second quarter of 2008 from 20% reported in the prior year. Research and development costs were $2,137 in 2008 an increase of $449 over the $1,688 reported in 2007 as we increased our investment in product design and development. Selling, general, and administrative expenses increased $3,342 to $8,554. This increase was comprised of approximately $1,200 associated with costs related to recently acquired companies, approximately $700 in higher sales-based commissions, and approximately $200 related to higher stock-based compensation expenses, with the remainder due to enhanced sales and marketing efforts and higher administrative costs required to operate a more diverse organization. Overall, amortization expense associated with intangible assets related to acquisitions amounted to $526 in operating expenses ($368 in selling, general, and administrative expenses and $158 in research and development costs), a decrease of $24 from the prior year amount of $550.
          Other Income (Expense). Interest expense, net, for the second quarter of 2008 was $238, a decrease of $348 from the comparable period in 2007, mainly as a result of the conversion, in the first quarter of 2008, of convertible notes into shares of common stock related to the McDowell acquisition, as well as lower borrowings under our revolving credit facility. Miscellaneous income/expense amounted to income of $55 for the second quarter of 2008 compared with income of $167 for the same period in 2007. This decrease was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
          Income Taxes. We reflected a tax provision of $3,359 for the second quarter of 2008 compared with no income tax provision in the second quarter of 2007. The second quarter of 2008 tax provision includes an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q. The effective consolidated tax rate for the second quarter of 2008 was 34.4% compared with 0% for the same period in 2007.
          At June 28, 2008, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not utilize that portion of our U.S. NOL’s that had accumulated over time. We continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. However, we continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets, in accordance with the accounting standards.
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
          Net Income. Net income and income per diluted share were $6,395 and $0.36, respectively, for the three months ended June 28, 2008, compared to a net income and income per diluted share of $1,298 and $0.08, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,331,000 in the second quarter of 2007 to 17,720,000 in 2008, mainly due to the 1,000,000 share issuance in the fourth quarter of 2007 from our limited public offering, the conversion of the McDowell convertible notes into 700,000 shares of our common stock during the first quarter of 2008, stock option and warrant exercises, and restricted stock grants.
Six-month periods ended June 28, 2008 and June 30, 2007
          Revenues. Consolidated revenues for the six-month period ended June 28, 2008 amounted to $137,485, an increase of $69,969, or 104%, from the $67,516 reported in the same period in the prior year. Non-Rechargeable product sales decreased $8,651, or 21%, from $40,966 last year to $32,315 this year. The decrease in Non-Rechargeable revenues was mainly attributable to the fulfillment of battery orders to international defense customers in 2007 that have not reoccurred in 2008. Rechargeable product revenues increased $1,138, or 11%, from $10,090 to $11,228, mainly due to higher sales of lithium-ion battery packs. Sales of Communications Systems amounted to $86,000 in 2008, compared to $16,179 in 2007, resulting mainly from deliveries of advanced communications systems in relation to the sizeable orders we received during the latter part of 2007. Design and Installation Services revenues were $7,942 in the first half of 2008, an increase of $7,661 from the $281 reported in the first half of 2007 mainly due to the acquisitions of RedBlack and SPS in the second half of 2007.
          Cost of Products Sold. Cost of products sold totaled $105,982 for the six-month period ended June 28, 2008, an increase of $54,584, or 106%, from the $51,398 reported for the same six-month period a year ago. The gross margin on consolidated revenues for the six-month period was $31,503, an increase of $15,385 over the $16,118 reported in the same six-month period in the prior year due mainly to significantly higher sales volumes. As a percentage of revenues, consolidated gross margins amounted to 23% in the first half of 2008, a decrease from 24% reported in the first half of 2007. Non-Rechargeable product margins were $5,307, or 16% of revenues, for the first half of 2008 compared with $10,749, or 26% of revenues, in the same period in 2007. Non-Rechargeable gross margins declined primarily as a result of lower sales volumes, product mix, and higher costs of raw materials related to increasing energy and transportation costs, as well as the impact from an approximately $750 restructuring charge that was recorded in the second quarter of 2008 related to refocusing our U.K. operation toward enhancing our ability to serve our customers, resulting in employee termination costs and certain asset valuation adjustments. In our Rechargeable operations, gross margin amounted to $2,022 in the first half of 2008, or 18% of revenues, compared to $2,305, or 23% of revenues, in 2007. This decrease in gross margin was attributable to a shift in product mix. Gross margins in the Communications Systems segment totaled $22,862 or 27% of revenues, compared with $2,971 or 18% of revenues in the same period in 2007. The increase in the gross margin percentage for Communications Systems resulted from higher sales and production volumes, as well as improvements in material costs and supply chain. Gross margins in the Design and Installation Services segment amounted to $1,312, or 17% of revenues in the first half of 2008, compared to $93, or 33%, in 2007, an improvement of $1,219. Gross margins in this particular segment vary from 2007 to 2008 due to higher revenue reported in this segment related to the recent addition of RedBlack and SPS, and initial investments we are making to grow these new businesses. Previous to these acquisitions, this segment was comprised mainly of technology contracts which had varying margins dependent on the progress of individual contracts.
          Operating Expenses. Operating expenses for the six-month period ended June 28, 2008 totaled $19,203, an increase of $5,393 from the prior year’s amount of $13,810. Overall, operating expenses as a percentage of sales decreased to 14% in the first half 2008 from 20% reported in the prior year. Amortization expense associated with intangible assets related to acquisitions caused $1,046 ($729 in selling, general, and administrative expenses and $317 in research and development costs) in additional operating expenses. Research and development costs increased $444 to $3,746 in 2008 due mainly to an increase in overall product development and design activity. Selling, general, and administrative expenses increased $4,949 to $15,457. This increase was comprised of approximately $2,000 associated with costs related to recently acquired companies, approximately $700 in higher sales-based commissions, and approximately $200 related to higher stock-based compensation expenses, with the remainder due to enhanced sales and marketing efforts and higher administrative costs required to operate a more diverse organization.
          Other Income (Expense). Interest expense, net, for the first half of 2008 was $556, a decrease of $673 from the comparable period in 2007, mainly as a result of the conversion, in the first quarter of 2008, of convertible notes into shares of common stock related to the McDowell acquisition, as well as lower borrowings under our revolving credit facility. Miscellaneous income/expense amounted to income of $489 for the first half of 2008 compared with income of $183 for the same period in 2007. This increase was primarily due to the recognition of a $313 gain on the early conversion of the $10,500 convertible notes held by the sellers of McDowell Research, Ltd., which related to an increase in the interest rate on the notes from 4% to 5% in October 2007.
          Income Taxes. We reflected a tax provision of $3,404 for the first half of 2008 compared with a tax provision of $0 in the first half of 2007. The second quarter of 2008 tax provision includes an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q. The effective consolidated tax rate for the first half of 2008 was 27.8% compared with 0% for the same period in 2007. Since we have significant net operating loss carryforwards from our U.S. and U.K. operations, the cash outlay for income taxes is expected to be limited to the alternative minimum tax in 2008 in the U.S. and nominal for quite some time into the future in the U.K. The cash outlay for the alternative minimum tax in the U.S. is due to the fact that certain of our NOL carryforwards are subject to U.S. alternative minimum tax limitation, such that carryforwards can offset only 90% of alternative minimum taxable income.
          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At June 28, 2008, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At June 28, 2008, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets, in accordance with the accounting standards.
          Net Income. Net income and earnings per diluted share were $8,829 and $0.50, respectively, for the six months ended June 28, 2008, compared to net income and earnings per diluted share of $1,262 and $0.08, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,320,000 in the first half of 2007 to 17,800,000 in 2008, mainly due to the 1,000,000 share issuance in the fourth quarter of 2007 from our limited public offering, the conversion of the McDowell convertible notes into 700,000 shares of our common stock during the first quarter of 2008, stock option and warrant exercises, and restricted stock grants.
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
     We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$6,395	$1,298	$8,829	$1,262
Add: interest expense, net	238	586	556	1,229
Add: income tax provision	3,359	—	3,404	—
Add: depreciation expense	933	953	1,931	1,916
Add: amortization expense	526	550	1,046	1,081
Add: stock-based compensation expense	709	481	1,196	1,031
Less: gain on debt conversion	—	—	(313)	—

Adjusted EBITDA	$12,160	$3,868	$16,649	$6,519

Liquidity and Capital Resources
          As of June 28, 2008, cash and cash equivalents totaled $827, a decrease of $1,418 from the beginning of the year. During the six-month period ended June 28, 2008, operating activities generated $3,807 in cash as compared to generating $1,518 for the six-month period ended June 30, 2007. The generation of cash from operating activities in 2008 resulted mainly from positive earnings, offset in part by increased working capital requirements, including higher balances of inventory, accounts receivable and accounts payable that have resulted from the increased orders for advanced communications systems.
          We used $1,605 in cash for investing activities during the first six-month period of 2008 compared with $2,871 in cash used for investing activities in the same period in 2007. In 2008, we spent $1,616 to purchase plant, property and equipment, as compared with $1,370 for the same period in 2007. In 2007, we made a payment of $1,500 related to the asset purchase of McDowell that did not reoccur in 2008.
          During the six-month period ended June 28, 2008, we used $3,654 in funds from financing activities compared to generating $1,073 in funds in the same period of 2007. The financing activities in 2008 included a $4,704 outflow for repayments on the revolver portion of our primary credit facility, and an inflow of cash from stock option and warrant exercises of $2,163, offset in part by an outflow of $1,113 for principal payments on term debt under our primary credit facility and capital lease obligations.
          Inventory turnover for the first six months of 2008 was an annualized rate of approximately 4.6 turns per year, an improvement from the 3.0 turns for the full year of 2007. The improvement in this metric is mainly due to the increased volume of sales and production activity during the first half of 2008. Our Days Sales Outstanding (DSOs) was an average of 49 days for the first six months of 2008, an improvement from the 2007 average of 55 days, mainly due to more favorable timing on payments received from customers in our Communications Systems segment.
          As of June 28, 2008, we had made commitments to purchase approximately $775 of production machinery and equipment, which we expect to fund through operating cash flows.

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
          On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the first half of 2008, the adjusted rate ranged from 5.73% to 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at June 28, 2008 resulted in a liability of $16, all of which was reflected as a short-term liability.
          There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the banks. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amends the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. As of June 28, 2008, we were in compliance with all of the credit facility covenants, as amended.
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
          As of June 28, 2008, we had $2,167 outstanding under the term loan component of our credit facility with our primary lending bank (of which $2,000 was classified as a current liability) and $6,500 was outstanding under the revolver component (all of which was classified as a current liability). As of June 28, 2008, the revolver arrangement provided for up to $22,500 of borrowing capacity, including outstanding letters of credit. At June 28, 2008, we had no outstanding letters of credit related to this facility, leaving $16,000 of additional borrowing capacity.
          Previously, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had a revolving credit facility with a commercial bank in the U.K. This credit facility provided our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility were collateralized with that company’s outstanding accounts receivable balances. During the second quarter of 2008, this credit facility was terminated.
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
          During the first six-month periods of 2008 and 2007, we issued 240,000 and 67,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $2,163 in 2008 and $312 in 2007 in cash proceeds as a result of these transactions.
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
Outlook
          For the second half of 2008, we are forecasting revenue in the range of $130,000 and operating income in the range of $10,000, based upon current backlog and anticipated order activity from new and existing customers. As a result, we anticipate full year 2008 revenue and operating income of approximately $270,000 and $22,000, respectively. While several large orders are contributing to a nearly doubling of revenue in 2008 over 2007, we anticipate a revenue base of at least $250,000 for 2009, based on our outlook for order opportunities and strong demand for our products and services.

          While we are confident in our full year outlook, variability in the timing of orders and shipments makes predicting revenue on a quarterly basis challenging. Therefore, going forward, we will provide revenue and earnings guidance on an annual basis.
          The effective rate for income taxes may be subject to variability, resulting from the combination of income and losses in each of our tax jurisdictions, and from our assessment of the valuation allowance offsetting our deferred tax assets.  The amount of the valuation allowance is dependent upon historical results and our expectation of future earnings, in accordance with applicable accounting standards.  As facts and circumstances change periodically, our assessment of the valuation allowance may also change, which could result in non-cash impacts to our financial statements.  In addition, our U.S. net operating loss carryforwards (“NOL’s”) are subject to an annual limitation (in accordance with Internal Revenue Code Section 382), which limit the amount of NOL’s that can be used to offset taxable income.  This annual limitation for the utilization of our NOL’s is currently estimated to be approximately $12,000; however, unused amounts can be carried forward to subsequent periods.  For the full year 2008, the NOL’s that are available to be applied against U.S. taxable income are approximately $32,000.   We also are subject to the alternative minimum tax in the U.S., which limits the amount of net operating loss available to offset taxable income to 90% of the current year income.  Overall, we expect our cash taxes for 2008 to be relatively nominal.
Recent Accounting Pronouncements and Developments
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
          In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP No. APB 14-1). FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
          In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” (FSP No. SFAS 142-3). FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
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
          During the first six months of 2008, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
          We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged a portion of this risk by entering into an interest rate swap arrangement in connection with the term loan component of our new credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the credit agreement. As of June 28, 2008, a one basis point change in the Eurodollar spread would have a less than $1 value change. (See Note 9 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
          In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and the results were provided to NYSDEC and NYSDOH for review. Both NYSDEC and NYSDOH appear satisfied with the investigation results. We are developing a scope of work and will solicit environmental consulting firms to develop a Remedial Action Plan. Through June 28, 2008, total costs incurred have amounted to approximately $203, none of which has been capitalized. At June 28, 2008 and December 31, 2007, we had $40 and $85, respectively, reserved for this matter.
          From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status. On

April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. The Verified Complaint estimates that the trust was underfunded by $9,700 during the period of December 1, 1997 – November 30, 2003 and an additional $19,400 for the period December 1, 2003 – August 31, 2006. The Verified Complaint estimates our pro-rata share of the liability for the period of December 1, 1997 – November 30, 2003 is $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint states that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 are subject to adjustment based on a forensic audit of the trust that is currently being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. While the potential of joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. We have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On June 5, 2008, we held our Annual Meeting of Shareholders.

(b)	At the Annual Meeting, our shareholders elected to the Board of Directors all eight nominees for Director with the following votes:

DIRECTOR	FOR	AGAINST
Carole Lewis Anderson	15,225,060	409,648
Patricia C. Barron	15,112,607	522,101
Anthony J. Cavanna	15,216,420	418,288
Paula H. J. Cholmondeley	14,789,065	845,643
Daniel W. Christman	15,225,160	409,548
John D. Kavazanjian	15,188,586	446,122
Ranjit C. Singh	15,226,200	408,508
Bradford T. Whitmore	15,388,129	246,579
(c)	At the Annual Meeting, our shareholders voted for the ratification of the selection of BDO Seidman, LLP as our independent registered public accounting firm for 2008 with the following votes:

FOR	AGAINST	ABSTENTIONS
15,236,783	347,502	50,422

(d)	At the Annual Meeting, our shareholders voted for the approval of the change of corporate name to Ultralife Corporation with the following votes:

FOR	AGAINST	ABSTENTIONS
15,487,108	94,389	53,208
(e)	At the Annual Meeting, our shareholders voted to amend the Company’s Amended and Re-stated 2004 Long-Term Incentive Plan by increasing from 1.5 million to 2 million the number of shares authorized to be issued pursuant to that plan with the following votes:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTE
6,931,833	1,004,679	50,638	7,647,559
Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: August 6, 2008	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President - Finance and Chief Financial Officer

Index to Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002