Form 10-Q
period 2008-09-27
ULTRALIFE CORP
filed 2008-11-05
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Common stock, $.10 par value — 17,459,629 shares of common stock outstanding, net of 728,690 treasury shares, as of November 1, 2008.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	September 27,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,517	$2,245
Trade accounts receivable (less allowance for doubtful accounts of $660 at September 27, 2008 and $485 at December 31, 2007)	34,946	26,540
Inventories	42,226	35,098
Due from insurance company	—	152
Deferred tax asset — current	310	309
Prepaid expenses and other current assets	1,941	3,949

Total current assets	84,940	68,293

Property, plant and equipment, net	17,914	19,365

Other assets:
Goodwill	21,807	21,180
Intangible assets, net	11,609	13,113
Security deposits and other long-term assets	74	97

	33,490	34,390

Total Assets	$136,344	$122,048

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$1,870	$13,423
Accounts payable	18,944	18,326
Income taxes payable	469	—
Other current liabilities	15,773	10,083

Total current liabilities	37,056	41,832

Long-term liabilities:
Debt and capital lease obligations	4,470	16,224
Deferred tax liability — long-term	3,613	455
Other long-term liabilities	661	530

Total long-term liabilities	8,744	17,209

Commitments and contingencies (Note 11)

Minority interest in equity of subsidiaries	41	—

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,187,119 at September 27, 2008 and 17,208,862 at December 31, 2007	1,812	1,712
Capital in excess of par value	166,437	152,070
Accumulated other comprehensive income	(388)	69
Accumulated deficit	(74,957)	(88,443)

	92,904	65,408
Less —Treasury stock, at cost — 728,690 shares outstanding	2,401	2,401

Total shareholders’ equity	90,503	63,007

Total Liabilities and Shareholders’ Equity	$136,344	$122,048

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Revenues	$67,993	$33,291	$205,478	$100,807

Cost of products sold	52,307	26,369	158,289	77,767

Gross margin	15,686	6,922	47,189	23,040

Operating expenses:
Research and development (including $155, $255, $472 and $764 respectively, of amortization of intangible assets)	2,161	1,547	5,907	4,849
Selling, general, and administrative (including $362, $294, $1,091 and $866 respectively, of amortization of intangible assets)	8,227	5,177	23,684	15,685

Total operating expenses	10,388	6,724	29,591	20,534

Operating income	5,298	198	17,598	2,506

Other income (expense):
Interest income	5	12	18	44
Interest expense	(248)	(509)	(817)	(1,770)
Gain on insurance settlement	—	—	39	—
Gain on debt conversion	—	—	313	—
Minority interest in (income) loss of subsidiaries	(10)	—	18	—
Miscellaneous	(175)	171	(66)	354

Income (loss) before income taxes	4,870	(128)	17,103	1,134

Income tax provision-current	151	—	469	—
Income tax provision-deferred	62	—	3,148	—

Total income taxes	213	—	3,617	—

Net income (loss)	$4,657	$(128)	$13,486	$1,134

Earnings (loss) per share — basic	$0.27	$(0.01)	$0.78	$0.08

Earnings (loss) per share — diluted	$0.27	$(0.01)	$0.77	$0.07

Weighted average shares outstanding — basic	17,366	15,160	17,220	15,120

Weighted average shares outstanding — diluted	17,733	15,160	17,768	15,346

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine-Month Periods Ended
	September 27,	September 29,
	2008	2007
OPERATING ACTIVITIES
Net income	$13,486	$1,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of financing fees	2,896	2,871
Amortization of intangible assets	1,563	1,630
(Gain) loss on asset disposal	(3)	6
Gain on insurance settlement	(39)	—
Foreign exchange (gain) loss	130	(295)
Gain on debt conversion	(313)	—
Impairment of long-lived assets	138	—
Non-cash stock-based compensation	1,691	1,532
Minority interest in loss of subsidiaries	(18)	—
Changes in deferred income taxes	3,148	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,465)	871
Inventories	(7,347)	(2,394)
Prepaid expenses and other current assets	2,455	816
Insurance receivable relating to fires	201	664
Income taxes payable	469	—
Accounts payable and other liabilities	6,468	(2,671)

Net cash provided from operating activities	16,460	4,164

INVESTING ACTIVITIES
Purchase of property and equipment	(2,282)	(1,706)
Payments for acquired companies, net of cash acquired	(368)	(2,457)

Net cash used in investing activities	(2,650)	(4,163)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(11,204)	1,355
Proceeds from issuance of common stock	2,276	470
Principal payments on debt and capital lease obligations	(1,669)	(1,849)

Net cash used in financing activities	(10,597)	(24)

Effect of exchange rate changes on cash	59	230

Change in cash and cash equivalents	3,272	207

Cash and cash equivalents at beginning of period	2,245	720

Cash and cash equivalents at end of period	$5,517	$927

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—

Cash paid for interest	$787	$1,683

Noncash investing and financing activities:
Purchase of property and equipment via notes payable	$66	$410

Conversion of convertible notes into shares of common stock	$10,500	$—

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
2008 Activity
Ultralife Batteries India Private Limited
     In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested $61 in cash into the India JV, as consideration for our 51% ownership stake in the India JV.
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

     The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration is payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. The contingent payments will be recorded as an addition to the purchase price if and when the performance milestones are attained. The initial $943 cash payment was financed through a combination of cash on hand and borrowings through the revolver component of our credit facility with our primary lending banks. During the second quarter of 2008, we made an election under Section 338(h)(10) of the Internal Revenue Code in relation to RedBlack, and in accordance with the provisions of the purchase agreement, we have made payments of $54 to the sellers of RedBlack to make them substantially whole from a tax perspective. These additional payments are part of the total purchase price, and as such, this adjustment to the purchase price resulted in an increase to goodwill. During the third quarter of 2008, $4 of additional tax payments were recognized, which resulted in an increase to goodwill of $4. During the third quarter of 2008, we accrued $182 for the first annual payment of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet, and resulted in an increase to goodwill of $182. During the third quarter of 2008, $25 of additional acquisition costs were incurred, which resulted in an increase to goodwill of $25. Through September 27, 2008, we have incurred $87 in acquisition related costs, which are included in the revised cost of the investment of $1,266 (net of $57 in cash acquired), with a potential total cost of the investment of $3,084 assuming the earn-out of all contingent consideration.
     The results of operations of RedBlack and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements from the date of acquisition. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $136 (including $57 in cash) was recorded as goodwill in the amount of $1,187. The acquired goodwill has been assigned to the Design and Installation Services segment and is expected to be fully deductible for income tax purposes.
     The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$57
Trade accounts receivables, net	535
Prepaid expenses and other current assets	175

Total current assets	767
Property, plant and equipment, net	687
Goodwill	1,187
Intangible Assets:
Non-compete agreements	180

Total assets acquired	2,821

LIABILITIES
Current liabilities:
Current portion of long-term debt	720
Accounts payable	431
Other current liabilities	159

Total current liabilities	1,310
Long-term liabilities:
Debt	188

Total liabilities assumed	1,498

Total Purchase Price	$1,323

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

(in thousands, except per	Three-Month	Nine-Month
share data)	Period Ended	Period Ended
	September 29,	September 29,
	2007	2007

Revenues	$34,271	$102,909
Net income (loss)	$(107)	$784
Earnings (loss) per share — Basic	$(0.01)	$0.05
Earnings (loss) per share — Diluted	$(0.01)	$0.05
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
     Under the terms of the stock purchase agreement for SPS, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the seller. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. The initial purchase price was subject to a post-closing adjustment based on a final valuation of “Net Worth” on the date of closing, using a base of $500. The final net value of the “Net Worth”, under the stock purchase agreement, was $339, resulting in a revised initial purchase price of $9,839. As of September 27, 2008, we have accrued $161 for this receivable, which is included in the prepaid expenses and other current assets line on our Consolidated Balance Sheet. In July 2008, William Maher, former owner of SPS, delivered his promissory note to us in connection with the “Net Worth” adjustment for $161. The promissory note bears interest at the rate of 5% per year and is payable in full, including any unpaid interest thereon, no later than December 31, 2008.

     The $6,000 cash payment was financed by a portion of the net proceeds from a limited public offering that we completed on November 16, 2007, whereby 1,000,000 shares of our common stock were issued. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the SPS cash payment. The $4,000 subordinated convertible promissory note carries a three-year term, bears interest at the rate of 5% per year and is convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including SFAS No. 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and concluded that this feature should not be separately accounted for as a derivative. During the third quarter of 2008, we made an election under Section 338(h)(10) of the Internal Revenue Code in relation to SPS, and in accordance with the provisions of the purchase agreement, we made payments of $19 and have accrued for a payment of $35, totaling $54, to the sellers of SPS to make them substantially whole from a tax perspective. These additional payments are part of the total purchase price, and as such, this adjustment to the purchase price resulted in an increase to goodwill of $54. The accrued payment of $35 is included in the other current liabilities line on our Consolidated Balance Sheet. We incurred $112 in acquisition related costs, which are included in the cost of the SPS investment of $10,005. During the third quarter of 2008, $31 of additional acquisition costs were incurred, which resulted in an increase to goodwill of $31.
     Under the terms of the stock purchase agreement for RPS, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the operating plan, and 10% of sales that exceed the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to SPS, which historically have comprised substantially all of RPS’s sales. There were no non-SPS sales for the remainder of the calendar year 2007; therefore, no contingent cash consideration was recorded for 2007. Through September 27, 2008, we have accrued $30 for the 2008 portion of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet. During the third quarter of 2008, this accrual was increased by $10, which resulted in an increase to goodwill of $10.
     The results of operations of SPS and RPS and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements from the date of acquisition. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $5,940 (including $111 of cash) was recorded as goodwill in the amount of $5,478. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new businesses. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill has been assigned to the Design and Installation Services and the Rechargeable Products segments and is expected to be fully deductible for income tax purposes.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$111
Trade accounts receivables, net	1,594
Inventories	1,687
Prepaid expenses and other current assets	52

Total current assets	3,444
Property, plant and equipment, net	324
Goodwill	5,478
Intangible Assets:
Trademarks	1,300
Patents and Technology	440
Customer Relationships	4,600
Other Assets:
Security deposits	12

Total assets acquired	15,598

LIABILITIES
Current liabilities:
Current portion of long-term debt	1,277
Accounts payable	1,958
Other current liabilities	788

Total current liabilities	4,023
Long-term liabilities:
Debt	137
Other long-term liabilities	20

Total liabilities assumed	4,180

Total Purchase Price	$11,418

     Trademarks have an indefinite life and are not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of nineteen years.
     In connection with the SPS acquisition, we entered into an operating lease agreement for real property in Clearwater, Florida with a company partially owned by William Maher, former owner of SPS, who joined the company as an employee following the completion of the SPS acquisition. The lease term is for three years and expires on November 15, 2010. The lease has a base annual rent of approximately $144, based on current market rates at the lease inception, payable in monthly installments. In addition to the base annual rent, we are obligated to pay the real estate and personal property taxes associated with the facility. Under the terms of the lease, we have the right to extend the lease for one additional three-year term, with the base annual rent, applicable to the extension, of approximately $147.
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

(in thousands, except per	Three-Month	Nine-Month
share data)	Period Ended	Period Ended
	September 29,	September 29,
	2007	2007

Revenues	$35,639	$106,760
Net Income	$98	$1,400
Earnings per share — Basic	$0.01	$0.09
Earnings per share — Diluted	$0.01	$0.09
2006 Acquisitions
ABLE New Energy Co., Ltd.
     On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China. The total consideration given for ABLE was a combination of cash and equity. The initial cash purchase price was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments will be recorded as an addition to the purchase price when the performance milestones are attained. In August 2007, the $5,000 cumulative revenue milestone was attained, and as such, we recorded the first $250 contingent cash payment, which resulted in an increase in goodwill of $250. In August 2008, the $10,000 cumulative revenue milestone was attained, and as such, we recorded the final $250 contingent cash payment, which resulted in an increase in goodwill of $250. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. The fair value of the stock warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions as of May 19, 2006 (the date of acquisition):

Risk-free interest rate	4.31%
Volatility factor	61.25%
Dividends	0.00%
Weighted average expected life (years)	2.50
     We incurred $59 in acquisition related costs, which is included in the total cost of the investment of $3,981.
     The results of operations of ABLE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $2,268 (including $104 in cash) was recorded as goodwill in the amount of $1,817. The acquired goodwill has been assigned to the Non-Rechargeable Products segment and is not deductible for income tax purposes.

3.	GOODWILL AND INTANGIBLE ASSETS
     a. Goodwill
     The following table summarizes the goodwill activity by segment for the nine-month periods ended September 27, 2008 and September 29, 2007:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total

Balance at December 31, 2006	$1,239	$2,421	$9,684	$—	$13,344

Acquisition of RedBlack	—	—	—	742	742
Adjustments to purchase price allocation	328	194	776	—	1,298
Effect of foreign currency translations	90	—	—	—	90

Balance at September 29, 2007	1,657	2,615	10,460	742	15,474

Acquisition of SPS	—	—	—	3,825	3,825
Acquisition of RPS	—	1,672	—	—	1,672
Adjustments to purchase price allocation	—	—	—	163	163
Effect of foreign currency translations	46	—	—	—	46

Balance at December 31, 2007	1,703	4,287	10,460	4,730	21,180

Adjustments to purchase price allocation	250	30	—	233	513
Effect of foreign currency translations	114	—	—	—	114

Balance at September 27, 2008	$2,067	$4,317	$10,460	$4,963		$21,807

     b. Intangible Assets
     The composition of intangible assets was:

	September 27, 2008
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,405	$—	$4,405
Patents and technology	4,097	2,153	1,944
Customer relationships	7,550	2,585	4,965
Distributor relationships	351	168	183
Non-compete agreements	393	281	112

Total intangible assets	$16,796	$5,187	$11,609

	December 31, 2007
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,399	$—	$4,399
Patents and technology	4,069	1,662	2,407
Customer relationships	7,489	1,608	5,881
Distributor relationships	329	123	206
Non-compete agreements	390	170	220

Total intangible assets	$16,676	$3,563	$13,113

     Amortization expense for intangible assets was $517 and $549 for the three-month periods ended September 27, 2008 and September 29, 2007, respectively. Amortization expense for intangible assets was $1,563 and $1,630 for the nine-month periods ended September 27, 2008 and September 29, 2007, respectively.
     The change in the cost value of total intangible assets from December 31, 2007 to September 27, 2008 is a result of the effect of foreign currency translations.
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
     The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	September 27,	September 29,	September 27,	September 29,
(Shares in thousands)	2008	2007	2008	2007

Net Income (a)	$4,657	$(128)	$13,486	$1,134
Effect of Dilutive Securities:
Convertible Notes Payable	50	—	165	—

Net Income — Adjusted (b)	$4,707	$(128)	$13,651	$1,134

Average Shares Outstanding — Basic (c)	17,366	15,160	17,220	15,120
Effect of Dilutive Securities:
Stock Options / Warrants	89	—	185	215
Restricted Stock	11	—	26	11
Convertible Notes Payable	267	—	337	—

Average Shares Outstanding — Diluted (d)	17,733	15,160	17,768	15,346

EPS — Basic (a/c)	$0.27	$(0.01)	$0.78	$0.08
EPS — Diluted (b/d)	$0.27	$(0.01)	$0.77	$0.07
     There were 1,048,435 and 1,590,600 outstanding stock options, warrants and restricted stock awards for the nine-month periods ended September 27, 2008 and September 29, 2007, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 1,333,333 shares of common stock for the nine-month period ended September 29, 2007 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 781,123 outstanding stock options, warrants and restricted stock awards and 336,667 shares of common stock reserved under convertible notes payable were included in the dilution computation for the nine-month period ended September 27, 2008. The dilutive effect of 442,849 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the nine-month period ended September 29, 2007.
     There were 1,438,001 and 1,582,000 outstanding stock options, warrants and restricted stock awards for the three-month periods ended September 27, 2008 and September 29, 2007, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 1,333,333 shares of common stock for the three-month period ended September 29, 2007 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 390,957 outstanding stock options, warrants and restricted stock awards and 266,667 shares of common stock reserved under convertible notes payable were included in the dilution computation for the three-month period ended September 27, 2008. The dilutive effect of 451,449 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month period ended September 29, 2007.
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
     Our shareholders approved a 1992 stock option plan for grants to our key employees, directors and consultants. The shareholders approved reservation of 1,150,000 shares of common stock for grant under the plan. During 1997, the Board of Directors and shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000 to 1,650,000. Options granted under the 1992 plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. All ISOs vest at twenty percent per year for five years and expire on the sixth anniversary of the grant date. The NQSOs vest immediately and expire on the sixth anniversary of the grant date. On October 13, 2002, this plan expired and as a result, there are no more shares available for grant under this plan. As of September 27, 2008, there were no stock options outstanding under this plan.
     Effective December 2000, we established the 2000 stock option plan which is substantially the same as the 1992 stock option plan. The shareholders approved reservation of 500,000 shares of common stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000, to a total of 1,000,000.
     In June 2004, our shareholders adopted the 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, the shareholders approved an amendment to the LTIP, increasing the number of shares of common stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000. In June 2008, the shareholders approved another amendment to the LTIP, increasing the number of shares of common stock by an additional 500,000, bringing the total shares authorized under the LTIP to 2,000,000.
     Options granted under the amended 2000 stock option plan and the LTIP are either ISOs or NQSOs. Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of September 27, 2008, there were 1,655,029 stock options outstanding under the amended 2000 stock option plan and the LTIP.

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
     b. Stock Options
     In conjunction with SFAS 123R, we recorded compensation cost related to stock options of $418 and $1,330 for the three- and nine-month periods ended September 27, 2008, respectively, and $366 and $1,179 for the three- and nine-month periods ended September 29, 2007, respectively. As of September 27, 2008, there was $1,420 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.17 years.
     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the nine-month periods ended September 27, 2008 and September 29, 2007:

	Nine-Month	Nine-Month
	Period Ended	Period Ended
	September 27,	September 29,
	2008	2007

Risk-free interest rate	2.33%	4.63%
Volatility factor	59.46%	57.17%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.55	3.75
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
     Stock option activity for the first nine months of 2008 is summarized as follows (in thousands, except shares and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2008	1,769,463	$11.51
Options granted	197,000	13.19
Options exercised	(189,035)	6.71
Options forfeited	(20,149)	10.67
Options expired	(4,250)	14.74

Shares under option at September 27, 2008	1,753,029	$12.21	4.08 years	$662

Vested and expected to vest as of September 27, 2008	1,647,515	$12.26	4.01 years	$662

Options exercisable at September 27, 2008	1,106,076	$12.50	3.30 years	$662
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month period ended September 27, 2008 was $1,506.
     Prior to adopting SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Statement of Cash Flows. SFAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first nine months of 2008 and 2007. Cash received from option exercises under our stock-based compensation plans for the nine-month periods ended September 27, 2008 and September 29, 2007 was $1,267 and $470, respectively.
     c. Warrants
     On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted 100,000 warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. At September 27, 2008, there were 18,000 warrants outstanding.
     d. Restricted Stock Awards
     There were no restricted stock grants awarded during the nine-month period ended September 27, 2008.
     Restricted stock grants were awarded during the nine-month period ended September 29, 2007 with the following values:

Nine-Month Period Ended
September 29, 2007
Number of shares awarded	28,948
Weighted average fair value per share	$10.57

Aggregate total value	$305,980

     The activity of restricted stock awards of common stock for the first nine months of 2008 is summarized as follows (dollars in thousands, except per share amounts):

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2007	91,903	$11.28
Granted	—	—
Vested	(17,874)	11.13
Forfeited	—	—

Unvested at September 27, 2008	74,029	$11.31

     We recorded compensation cost related to restricted stock grants of $77 and $361 for the three- and nine-month periods ended September 27, 2008, respectively, and $135 and $353 for the three- and nine-month periods ended September 29, 2007, respectively. As of September 27, 2008, we had $486 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.57 years. The total fair value of these grants that vested during the nine-month period ended September 27, 2008 was $226.
6.	COMPREHENSIVE INCOME
     The components of our total comprehensive income were:

	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income (loss)	$4,657	$(128)	$13,486	$1,134
Foreign currency translation adjustments	(628)	167	(447)	507
Change in fair value of derivatives, net of tax	9	(19)	(10)	(32)

Total comprehensive income	$4,038	$20	$13,029	$1,609

7.	INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	September 27, 2008	December 31, 2007

Raw materials	$28,306	$22,613
Work in process	10,608	7,493
Finished goods	6,313	7,325

	45,227	37,431
Less: Reserve for obsolescence	3,001	2,333

	$42,226	$35,098

8.	PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	September 27, 2008	December 31, 2007

Land	$123	$123
Buildings and leasehold improvements	5,148	5,104
Machinery and equipment	43,507	43,252
Furniture and fixtures	1,595	1,229
Computer hardware and software	2,839	2,359
Construction in progress	929	1,090

	54,141	53,157
Less: Accumulated depreciation	36,227	33,792

	$17,914	$19,365

     Depreciation expense for property, plant and equipment was $943 and $2,822 for the three- and nine-month periods ended September 27, 2008, respectively, and $941 and $2,796 for the three- and nine-month periods ended September 29, 2007, respectively.

     We recorded an impairment of long-lived assets of $-0- and $138 for the three- and nine-months periods ended September 27, 2008, respectively, in connection with our restructuring of the U.K. facility operations. We did not record any impairment of long-lived assets for the three- and nine-months periods ended September 29, 2007.
9.	DEBT
     Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including those of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $22,500. Availability under the revolving credit component is subject to meeting certain financial covenants, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either the current prime rate, or a LIBOR rate plus 250 basis points.
     On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the first nine months of 2008, the adjusted rate ranged from 5.73% to 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 27, 2008 resulted in a liability of $7, all of which was reflected as a short-term liability.
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
     Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the banks. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amended the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. As of September 27, 2008, we were in compliance with all of the credit facility covenants, as amended.
     While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility. Additionally, we are currently working on obtaining a new credit facility, as our current revolving credit facility is scheduled to expire on January 31, 2009. We are anticipating a slight increase in our cost of borrowing due to the recent volatility in the financial markets.
     Continuing volatility in the debt capital markets may affect our ability to access those markets. Notwithstanding these adverse market conditions, we believe that current cash and cash equivalent balances and cash generated from operations, together with access to external sources of funds from the revolving credit facility, will be sufficient to meet our operating and capital needs in the foreseeable future.
     As of September 27, 2008, we had $1,667 outstanding under the term loan component of our credit facility with our primary lending bank (all of which is classified as a current liability) and $-0- was outstanding under the revolver component. As of September 27, 2008, the revolver arrangement provided for up to $22,500 of borrowing capacity, including outstanding letters of credit. At September 27, 2008, we had no outstanding letters of credit related to this facility, leaving $22,500 of additional borrowing capacity.
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
     On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to the initial purchase price of that company, which related to various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminating a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the purchase price reduction, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with SFAS No. 141. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock, and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
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
     For the three- and nine-month periods ended September 27, 2008, we recorded $213 and $3,617, respectively, in income tax expense. The second quarter of 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or the second quarter of 2008 quarterly report on Form 10-Q. The remaining expense is primarily due to the income reported for U.S. operations during the period.
     The effective tax rate for the total consolidated company was 4.4% and 21.1% for the three- and nine-month periods ended September 27, 2008, respectively. The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. This limitation did not have an impact on income taxes determined for 2007. However, this limitation does have an impact on income taxes determined for 2008. As a result, we expect to incur the alternative minimum tax in 2008 and the tax provision includes a provision for the U.S. alternative minimum tax as well as state income taxes, for states which we do not have the ability to utilize net operating loss carryforwards. Normally, the payment of the alternative minimum tax results in the establishment of a deferred tax asset. However, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.
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

     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At September 27, 2008, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At September 27, 2008, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
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
     The tax years 2004 to 2007 remain open to examination by United States taxing jurisdictions. For our other major jurisdictions, U.K. and China, the tax years 2002 to 2007 and 2003 to 2007, respectively, remain open to routine examination by foreign taxing authorities.
     We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during the third quarter of 2005, and again during the fourth quarter of 2006. As such, the domestic net operating loss carryforward will be subject to an annual limitation, which is currently estimated to be approximately $12,000 and $14,500, respectively, for each of the ownership changes. The unused portion of the annual limitation can be carried forward to subsequent periods. Our ability to utilize net operating loss carryforwards due to successive ownership changes is currently limited to a minimum of approximately $12,000 annually, plus the carryover from unused portions of the annual limitations. We believe such limitation will not impact our ability to realize the deferred tax asset.
11. COMMITMENTS AND CONTINGENCIES
     a. Purchase Commitments
     As of September 27, 2008, we have made commitments to purchase approximately $891 of production machinery and equipment.
     b. Product Warranties
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2008 were as follows:

Balance at December 31, 2007	$501
Accruals for warranties issued	695
Settlements made	(273)

Balance at September 27, 2008	$923

     c. Legal Matters
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
     In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”) between the parties. The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA. The customer claims restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800. We strongly dispute the customer’s allegations and we intend to vigorously pursue our claim and defend against the customer’s claims. Accordingly, no accrual has been made or reflected in the consolidated financial statement as of September 27, 2008.
     A retail end-user of a product manufactured by one of our customers (the “Customer”) made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2008 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. As of September 27, 2008, we no longer have an accrual in the warranty reserve related to anticipated replacements under this agreement, due to the lack of actual claims for replacements during the past few years. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and the results were provided to NYSDEC and NYSDOH for review. Both NYSDEC and NYSDOH appear satisfied with the investigation results. We are developing a scope of work and will solicit environmental consulting firms to develop a Remedial Action Plan. Through September 27, 2008, total costs incurred have amounted to approximately $206, none of which has been capitalized. At September 27, 2008 and December 31, 2007, we had $48 and $85, respectively, reserved for this matter.
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

     d. Post-Audits of Government Contracts
     We have had certain “exigent”, non-bid contracts with the U.S. government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of September 27, 2008, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and are furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
     e. Government Grants/Loans
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
     In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of September 27, 2008, approximately $402 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
     In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of September 27, 2008, no funds have been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the RIFG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
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

Three-Month Period Ended September 27, 2008
	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$15,741	$8,020	$40,675	$3,557	$—	$67,993
Segment contribution	1,906	1,738	11,371	671	(10,388)	5,298
Interest expense, net					(243)	(243)
Gain on debt conversion					—	—
Miscellaneous					(185)	(185)
Income taxes-current					(151)	(151)
Income taxes-deferred					(62)	(62)

Net income						$4,657
Total assets	$43,527	$22,212	$44,559	$16,081	$9,965	$136,344

Three-Month Period Ended September 29, 2007
	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$22,819	$3,252	$6,733	$487	$—	$33,291
Segment contribution	4,360	703	1,637	222	(6,724)	198
Interest expense, net					(497)	(497)
Miscellaneous					171	171
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$(128)
Total assets	$50,725	$17,770	$26,440	$88	$4,265	$99,288

Nine-Month Period Ended September 27, 2008
	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$48,056	$19,248	$126,675	$11,499	$—	$205,478
Segment contribution	7,213	3,760	34,233	1,983	(29,591)	17,598
Interest expense, net					(799)	(799)
Gain on debt conversion					313	313
Miscellaneous					(9)	(9)
Income taxes-current					(469)	(469)
Income taxes-deferred					(3,148)	(3,148)

Net income						$13,486
Total assets	$43,527	$22,212	$44,559	$16,081	$9,965	$136,344

Nine-Month Period Ended September 29, 2007
	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$63,785	$13,342	$22,912	$768	$—	$100,807
Segment contribution	15,109	3,008	4,608	315	(20,534)	2,506
Interest expense, net					(1,726)	(1,726)
Miscellaneous					354	354
Income taxes-current					—	—
Income taxes-deferred					—	—

Net income						$1,134
Total assets	$50,725	$17,770	$26,440	$88	$4,265	$99,288
13.	FIRE AT MANUFACTURING FACILITY
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
     In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The SEC approved the amendments on September 15, 2008; therefore, SFAS No. 162 is effective November 15, 2008. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP No. SFAS 142-3”). FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
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
15.	SUBSEQUENT EVENTS
     a. Stock Repurchase Plan
     In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases may be made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases will be made in compliance with Securities and Exchange Commission guidelines and will be subject to market conditions, applicable legal requirements, and other factors. We have no obligation under the program to repurchase shares and the program may be suspended or discontinued at any time without prior notice. We intend to fund the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, if necessary.

     b. Acquisition
     On October 31, 2008, we entered into a definitive agreement to acquire certain assets of U.S. Energy Systems, Inc., and its services affiliate, U.S. Power Services, Inc., (which operates under the U.S. Energy Systems name), a nationally recognized standby power installation and power management services company headquartered in Riverside, California. The purchase includes all tangible assets, intellectual properties and operations going forward.
     Under the terms of the agreement, we will pay $2,850 in cash and a performance-based equity incentive payable in an amount up to 200,000 unregistered shares of our common stock provided that certain financial milestones are achieved over a period of up to four years. We plan to finance the acquisition with cash on hand and credit available through our credit facility, as necessary. The acquisition, subject to customary closing conditions, is expected to close in the fourth quarter. We anticipate that this acquisition will be accretive in the first quarter of 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw materials supplies, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. For further discussion of certain of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and Part II, Item 1A, “Risk Factors” in this Form 10-Q.
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
     In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested $61 in cash into the India JV, as consideration for our 51% ownership stake in the India JV.
     In June 2008, we changed our corporate name from Ultralife Batteries, Inc. to Ultralife Corporation. The purpose of the name change was to align our corporate name more closely with the business now being conducted by us, as we are no longer exclusively a battery manufacturing company.
Results of Operations
Three-month periods ended September 27, 2008 and September 29, 2007
     Revenues. Consolidated revenues for the three-month period ended September 27, 2008 amounted to $67,993, an increase of $34,702, or 104%, from the $33,291 reported in the same quarter in the prior year.
     Non-Rechargeable product sales decreased $7,078, or 31%, from $22,819 last year to $15,741 this year. The decrease in Non-Rechargeable revenues was mainly attributable to the non-recurrence in 2008 of battery shipments to international defense customers that occurred in 2007.

     Rechargeable product revenues were $8,020 in 2008, an increase of $4,768, or 147%, from the $3,252 reported in the previous year. This increase in our Rechargeable segment resulted from higher sales of lithium-ion and BA-2590 batteries and chargers.
     Communications Systems revenues increased $33,942, or 504%, from $6,733 to $40,675, due to deliveries of advanced communications systems resulting primarily from the sizeable orders we received during the latter part of 2007.
     Design and Installation Services revenues were $3,557 in the third quarter of 2008, an increase of $3,070 from the $487 reported in the third quarter of 2007 mainly due to the acquisitions of RedBlack and SPS in the second half of 2007.
     Cost of Products Sold. Cost of products sold totaled $52,307 for the quarter ended September 27, 2008, an increase of $25,938, or 98%, from the $26,369 reported for the same three-month period a year ago. The gross margin on consolidated revenues for the quarter was $15,686, an increase of $8,764, or 127%, over the $6,922 reported in the same quarter in the prior year due mainly to higher sales volumes. As a percentage of revenues, consolidated gross margins amounted to 23% in the third quarter of 2008, compared with 21% in the third quarter of 2007.
     Non-Rechargeable product margins were $1,906, or 12%, for the third quarter of 2008 compared with $4,360, or 19%, in the same period in 2007. Non-Rechargeable gross margin declined primarily as a result of lower sales volumes and product mix, as well as higher costs of raw materials related to increasing energy and transportation costs. In addition, ongoing transition costs related to our second quarter restructuring initiative at our U.K. operation, factored into the margin results.
     In our Rechargeable operations, gross margin amounted to $1,738 in the third quarter of 2008, or 22% of revenues, compared to $703, or 22% of revenues, in 2007.
     Communications Systems margins were $11,371, or 28% of revenues, for the third quarter of 2008, an increase of $9,734 when compared with $1,637, or 24% of revenues, in the same period in 2007. The increase in the gross margin percentage for Communications Systems resulted from higher sales and production volumes, as well as improvements in material costs and supply chain.
     Gross margins in the Design and Installation Services segment amounted to $671, or 19% of revenues in the third quarter of 2008, compared to $222, or 46% of revenues, in 2007, an increase of $449. Gross margins in this particular segment vary from 2007 to 2008 due to higher revenue reported in this segment related to the addition of RedBlack and SPS, and investments we are making to grow these businesses. Previous to these acquisitions, this segment was comprised mainly of technology contracts which had varying margins dependent on the progress of individual contracts.
     Operating Expenses. Operating expenses for the three-month period ended September 27, 2008 totaled $10,388, an increase of $3,664 from the prior year’s amount of $6,724. Overall, operating expenses as a percentage of sales decreased to 15% in the third quarter of 2008 from 20% reported in the prior year, as we were able to leverage our operating expense base against the increase in revenues. Research and development costs were $2,161 in 2008, an increase of $614 over the $1,547 reported in 2007 as we increased our investment in product design and development efforts. Selling, general, and administrative expenses increased $3,050 to $8,227. This increase was comprised of approximately $1,300 associated with costs related to recently acquired companies, in addition to higher sales commissions, enhanced sales and marketing efforts and higher administrative costs required to operate a more diverse organization. Overall, amortization expense associated with intangible assets related to acquisitions amounted to $517 in operating expenses ($362 in selling, general, and administrative expenses and $155 in research and development costs), a decrease of $32 from the prior year amount of $549.
     Other Income (Expense). Other income (expense) totaled ($428) for the third quarter of 2008, compared to ($326) for the third quarter of 2007. Interest expense, net of interest income, for the third quarter of

2008 was $243, a decrease of $254 from the comparable period in 2007, mainly as a result of the conversion, in the first quarter of 2008, of convertible notes into shares of common stock related to the McDowell acquisition, as well as lower borrowings under our revolving credit facility. Miscellaneous income/expense amounted to an expense of $185 for the third quarter of 2008 compared with income of $171 for the same period in 2007. This decrease was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
     Income Taxes. We reflected a tax provision of $213 for the third quarter of 2008 compared with no income tax provision in the third quarter of 2007. The effective consolidated tax rate for the third quarter of 2008 was 4.4% compared with 0% for the same period in 2007.
     At September 27, 2008, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not utilize that portion of our U.S. NOL’s that had accumulated over time. We continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. However, we continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets, in accordance with the accounting standards.
     We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during the third quarter of 2005, and again during the fourth quarter of 2006. As such, the domestic net operating loss carryforward will be subject to an annual limitation, which is currently estimated to be approximately $12,000 and $14,500, respectively, for each of the ownership changes. The unused portion of the annual limitation can be carried forward to subsequent periods. Our ability to utilize net operating loss carryforwards due to the successive ownership changes is currently limited to a minimum of approximately $12,000 annually, plus the carryover from unused portions of the annual limitations. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2007. However, this limitation does have an impact on income taxes determined for 2008.
     Net Income. Net income and income per diluted share were $4,657 and $0.27, respectively, for the three months ended September 27, 2008, compared to a net loss and loss per diluted share of $128 and $0.01, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,160,000 in the third quarter of 2007 to 17,733,000 in 2008, mainly due to the 1,000,000 share issuance in the fourth quarter of 2007 from our limited public offering, the conversion of the McDowell convertible notes into 700,000 shares of our common stock during the first quarter of 2008, stock option and warrant exercises, restricted stock grants, and potentially dilutive shares from unexercised stock options and convertible notes.
Nine-month periods ended September 27, 2008 and September 29, 2007
     Revenues. Consolidated revenues for the nine-month period ended September 27, 2008 amounted to $205,478, an increase of $104,671, or 104%, from the $100,807 reported in the same period in the prior year.
      Non-Rechargeable product sales decreased $15,729, or 25%, from $63,785 last year to $48,056 this year. The decrease in Non-Rechargeable revenues was mainly attributable to the non-recurrence in 2008 of the fulfillment of battery orders to international defense customers that occurred in 2007.
     Rechargeable product revenues increased $5,906, or 44%, from $13,342 to $19,248, mainly due to higher sales of lithium-ion battery packs and chargers.
     Sales of Communications Systems amounted to $126,675 in 2008, compared to $22,912 in 2007, resulting mainly from deliveries of advanced communications systems related to the sizeable orders we received during the latter part of 2007.

     Design and Installation Services revenues were $11,499 in the first nine months of 2008, an increase of $10,731 from the $768 reported in the first nine months of 2007 mainly due to the acquisitions of RedBlack and SPS in the second half of 2007.
     Cost of Products Sold. Cost of products sold totaled $158,289 for the nine-month period ended September 27, 2008, an increase of $80,522, or 104%, from the $77,767 reported for the same nine-month period a year ago. The gross margin on consolidated revenues for the nine-month period was $47,189, an increase of $24,149 over the $23,040 reported in the same nine-month period in the prior year due mainly to significantly higher sales volumes. As a percentage of revenues, consolidated gross margins amounted to 23% in the first nine months of 2008, consistent with 23% reported in the first nine months of 2007.
     Non-Rechargeable product margins were $7,213, or 15% of revenues, for the first nine months of 2008 compared with $15,109, or 24% of revenues, in the same period in 2007. Non-Rechargeable gross margin declined primarily as a result of lower sales volumes, product mix, and higher costs of raw materials related to increasing energy and transportation costs, as well as costs incurred to transition our U.K. manufacturing and assembly operation to a distribution and service center, including a second quarter restructuring charge of approximately $750 for employee termination costs and certain asset valuation adjustments.
     In our Rechargeable operations, gross margin amounted to $3,760 in the first nine months of 2008, or 20% of revenues, compared to $3,008, or 23% of revenues, in 2007. This decrease in gross margin was attributable to a shift in product mix.
     Gross margins in the Communications Systems segment totaled $34,233 or 27% of revenues, compared with $4,608 or 20% of revenues in the same period in 2007. The increase in the gross margin percentage for Communications Systems resulted from higher sales and production volumes, as well as improvements in material costs and supply chain.
     Gross margins in the Design and Installation Services segment amounted to $1,983, or 17% of revenues in the first nine months of 2008, compared to $315, or 41%, in 2007, an improvement of $1,668. Gross margins in this particular segment vary from 2007 to 2008 due to higher revenue reported in this segment related to the addition of RedBlack and SPS, and investments we are making to grow these businesses. Previous to these acquisitions, this segment was comprised mainly of technology contracts which had varying margins dependent on the progress of individual contracts.
     Operating Expenses. Operating expenses for the nine-month period ended September 27, 2008 totaled $29,591, an increase of $9,057 from the prior year’s amount of $20,534. Overall, operating expenses as a percentage of sales decreased to 14% in the first nine months of 2008 from 20% reported in the prior year, as we were able to leverage our operating expense base against the increase in revenues. Amortization expense associated with intangible assets related to acquisitions was $1,563 in the first nine months of 2008 ($1,091 in selling, general, and administrative expenses and $472 in research and development costs), compared with $1,630 in the comparable period a year ago ($866 in selling, general, and administrative expenses and $764 in research and development costs). Research and development costs increased $1,058 to $5,907 in 2008 due mainly to an increase in overall product development and design activity. Selling, general, and administrative expenses increased $7,999 to $23,684. This increase was comprised of approximately $3,400 associated with costs related to acquired companies, in addition to higher sales-based commissions, enhanced sales and marketing efforts and higher administrative costs required to operate a more diverse organization.
     Other Income (Expense). Other income (expense) totaled ($495) for the first nine months of 2008, compared to ($1,372) for the first nine months of 2007. Interest expense, net of interest income, for the first nine months of 2008 was $799, a decrease of $927 from the comparable period in 2007, mainly as a result of the conversion, in the first quarter of 2008, of convertible notes into shares of common stock related to the McDowell acquisition, as well as lower borrowings under our revolving credit facility. Miscellaneous income/expense amounted to income of $304 for the first nine months of 2008 compared with income of $354 for the same period in 2007. This decrease was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar, offset by the recognition of a $313 gain on the early conversion of the $10,500 convertible notes held by the sellers of McDowell Research, Ltd., which related to an increase in the interest rate on the notes from 4% to 5% in October 2007.
     Income Taxes. We reflected a tax provision of $3,617 for the first nine months of 2008 compared with a tax provision of $0 in the first nine months of 2007. The second quarter of 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q. The effective consolidated tax rate for the first nine months of 2008 was 21.1% compared with 0% for the same period in 2007. Since we have significant net operating loss carryforwards from our U.S. and U.K. operations, the cash outlay for income taxes is expected to be limited to the alternative minimum tax in 2008 in the U.S. and nominal for quite some time into the future in the U.K. The cash outlay for the alternative minimum tax in the U.S. is due to the fact that certain of our NOL carryforwards are subject to U.S. alternative minimum tax limitation, such that carryforwards can offset only 90% of alternative minimum taxable income.
     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At September 27, 2008, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At September 27, 2008, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets, in accordance with the accounting standards.
     We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during the third quarter of 2005, and again during the fourth quarter of 2006. As such, the domestic net operating loss carryforward will be subject to an annual limitation, which is currently estimated to be approximately $12,000 and $14,500, respectively, for each of the ownership changes. The unused portion of the annual limitation can be carried forward to subsequent periods. Our ability to utilize net operating loss carryforwards due to the successive ownership changes is currently limited to a minimum of approximately $12,000 annually, plus the carryover from unused portions of the annual limitations. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2007. However, this limitation does have an impact on income taxes determined for 2008.
     Net Income. Net income and earnings per diluted share were $13,486 and $0.77, respectively, for the nine months ended September 27, 2008, compared to net income and earnings per diluted share of $1,134 and $0.07, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,346,000 in the first nine months of 2007 to 17,768,000 in 2008, mainly due to the 1,000,000 share issuance in the fourth quarter of 2007 from our limited public offering, the conversion of the McDowell convertible notes into 700,000 shares of our common stock during the first quarter of 2008, stock option and warrant exercises, restricted stock grants, and potentially dilutive shares from unexercised stock options and convertible notes.
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
     We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income (loss)	$4,657	$(128)	$13,486	$1,134
Add: interest expense, net	243	497	799	1,726
Add: income tax provision	213	—	3,617	—
Add: depreciation expense	965	955	2,896	2,871
Add: amortization expense	517	549	1,563	1,630
Add: stock-based compensation expense	495	501	1,691	1,532
Less: gain on debt conversion	—	—	(313)	—

Adjusted EBITDA	$7,090	$2,374	$23,739	$8,893

Liquidity and Capital Resources
     As of September 27, 2008, cash and cash equivalents totaled $5,517, an increase of $3,272 from the beginning of the year. During the nine-month period ended September 27, 2008, operating activities generated $16,460 in cash as compared to generating $4,164 for the nine-month period ended September 29, 2007. The generation of cash from operating activities in 2008 resulted mainly from positive earnings, offset in part by increased working capital requirements, including higher balances of inventory, accounts receivable and accounts payable that have resulted from the increased orders for advanced communications systems.
     We used $2,650 in cash for investing activities during the first nine-month period of 2008 compared with $4,163 in cash used for investing activities in the same period in 2007. In 2008, we spent $2,282 to purchase plant, property and equipment, as compared with $1,706 for the same period in 2007. In 2007, we made a payment of $1,500 related to the asset purchase of McDowell and an investment of $956 to acquire RedBlack that did not reoccur in 2008.
     During the nine-month period ended September 27, 2008, we used $10,597 in funds from financing activities compared to the use of $24 in funds in the same period of 2007. The financing activities in 2008 included an $11,204 outflow for repayments on the revolver portion of our primary credit facility, and an inflow of cash from stock option and warrant exercises of $2,276, offset in part by an outflow of $1,669 for principal payments on term debt under our primary credit facility and capital lease obligations.
     Inventory turnover for the first nine months of 2008 was an annualized rate of approximately 5.0 turns per year, an improvement from the 3.0 turns for the full year of 2007. The improvement in this metric is mainly due to the increased volume of sales and production activity during the first nine months of 2008. Going forward, we anticipate achieving an annual rate of between 4.0 and 5.0 turns. Our Days Sales Outstanding (DSOs) was an average of 52 days for the first nine months of 2008, an improvement from the 2007 average of 55 days, mainly due to more favorable timing on payments received from customers in our Communications Systems segment.
     As of September 27, 2008, we had made commitments to purchase approximately $891 of production machinery and equipment, which we expect to fund through operating cash flows.
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
     On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the first nine months of 2008, the adjusted rate ranged from 5.73% to 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at September 27, 2008 resulted in a liability of $7, all of which was reflected as a short-term liability.
     There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the banks. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amends the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. As of September 27, 2008, we were in compliance with all of the credit facility covenants, as amended.
     While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility. Additionally, we are currently working on obtaining a new credit facility, as our current revolving credit facility is scheduled to expire on January 31, 2009. We are anticipating a slight increase in our cost of borrowing due to the recent volatility in the financial markets.
     Continuing volatility in the debt capital markets may affect our ability to access those markets. Notwithstanding these adverse market conditions, we believe that current cash and cash equivalent balances and cash generated from operations, together with access to external sources of funds from the revolving credit facility, will be sufficient to meet our operating and capital needs in the foreseeable future.
     As of September 27, 2008, we had $1,667 outstanding under the term loan component of our credit facility with our primary lending bank (all of which is classified as a current liability) and $0 was outstanding under the revolver component. As of September 27, 2008, the revolver arrangement provided for up to $22,500 of borrowing capacity, including outstanding letters of credit. At September 27, 2008, we had no outstanding letters of credit related to this facility, leaving $22,500 of additional borrowing capacity.
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
     On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to the initial purchase price of that company, which related to various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminating a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the purchase price reduction, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with SFAS No. 141. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock, and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
     During the first nine-month periods of 2008 and 2007, we issued 271,000 and 109,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $2,276 in 2008 and $470 in 2007 in cash proceeds as a result of these transactions.
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
Outlook
     Management continues to anticipate second half 2008 revenue and operating income in the range of approximately $130,000 and $10,000, respectively, based upon third quarter results, current backlog and anticipated order activity from new and existing customers during the fourth quarter. As a result, management expects full year 2008 operating income in the range of $22,000 on revenue of nearly $270,000. While several large orders have been instrumental in contributing to the significant growth in revenue in 2008 over 2007, management reiterates its previous guidance of a revenue base of at least $250,000 for 2009, based on our outlook for order opportunities and strong demand for our products and services.

     The effective rate for income taxes may be subject to variability, resulting from the combination of income and losses in each of our tax jurisdictions, and from our assessment of the valuation allowance offsetting our deferred tax assets. The amount of the valuation allowance is dependent upon historical results and our expectation of future earnings, in accordance with applicable accounting standards. As facts and circumstances change periodically, our assessment of the valuation allowance may also change, which could result in non-cash impacts to our financial statements. In addition, our U.S. net operating loss carryforwards (“NOL’s”) are subject to an annual limitation (in accordance with Internal Revenue Code Section 382), which limit the amount of NOL’s that can be used to offset taxable income. This annual limitation for the utilization of our NOL’s is currently estimated to be a minimum of approximately $12,000; however, unused amounts can be carried forward to subsequent periods. For the full year 2008, the NOL’s that are available to be applied against U.S. taxable income are approximately $34,000. We also are subject to the alternative minimum tax in the U.S., which limits the amount of net operating loss available to offset taxable income to 90% of the current year income. Overall, we expect our cash taxes for 2008 to be relatively nominal.
     Reflecting its confidence in our long-term growth prospects, in October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases may be made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases will be made in compliance with Securities and Exchange Commission guidelines and will be subject to market conditions, applicable legal requirements, and other factors. We have no obligation under the program to repurchase shares and the program may be suspended or discontinued at any time without prior notice. We intend to fund the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, if necessary.
Recent Accounting Pronouncements and Developments
     In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The SEC approved the amendments on September 15, 2008; therefore, SFAS No. 162 is effective November 15, 2008. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
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
     During the first nine months of 2008, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
     We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged a portion of this risk by entering into an interest rate swap arrangement in connection with the term loan component of our new credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the credit agreement. As of September 27, 2008, a one basis point change in the Eurodollar spread would have a less than $1 value change. (See Note 9 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
     Changes In Internal Control Over Financial Reporting — There has been no change in the internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings (Dollars in thousands)
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
     In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”) between the parties. The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA. The customer claims restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800. We strongly dispute the customer’s allegations and we intend to vigorously pursue our claim and defend against the customer’s claims. Accordingly, no accrual has been made or reflected in the consolidated financial statement as of September 27, 2008.
     A retail end-user of a product manufactured by one of our customers (the “Customer”) made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2008 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. As of September 27, 2008, we no longer have an accrual in the warranty reserve related to anticipated replacements under this agreement, due to the lack of actual claims for replacements during the past few years. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (NYSDEC) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (NYSDOH). The

NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007 and the results were provided to NYSDEC and NYSDOH for review. Both NYSDEC and NYSDOH appear satisfied with the investigation results. We are developing a scope of work and will solicit environmental consulting firms to develop a Remedial Action Plan. Through September 27, 2008, total costs incurred have amounted to approximately $206, none of which has been capitalized. At September 27, 2008 and December 31, 2007, we had $48 and $85, respectively, reserved for this matter.
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

Item 1A. Risk Factors
     Except for the new risk factor set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K for the year-ended December 31, 2007 as filed with the Securities and Exchange Commission on March 19, 2008.
We face risks related to general domestic and global economic conditions and to the current credit crisis.
     We currently generate sufficient operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the overall economy that could impact demand for our products and services, as well as our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.
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

ULTRALIFE CORPORATION (Registrant)
Date: November 5, 2008	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: November 5, 2008	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President — Finance and Chief Financial Officer

Index to Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002