Form 10-K
period 2008-12-31
ULTRALIFE CORP
filed 2009-03-13
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from
Commission file number 0-20852
ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16-1387013

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Technology Parkway, Newark, New York	14513

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (315) 332-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	The Nasdaq Global Market
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
          Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          On June 28, 2008, the aggregate market value of the Common Stock of Ultralife Corporation held by non-affiliates of the Registrant was approximately $142,000,000 (in whole dollars) based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on June 27, 2008.
          As of March 1, 2009, the Registrant had 17,207,595 shares of Common Stock outstanding, net of 1,043,660 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III Ultralife Corporation Proxy Statement — Certain portions of the Registrant’s Definitive Proxy Statement relating to the June 9, 2009 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10-14 herein, except for the equity plan information required by Item 12 as set forth therein.

	ITEM	PAGE

PART I	1 Business	3
	1A Risk Factors	16
	1B Unresolved Staff Comments	23
	2 Properties	23
	3 Legal Proceedings	24
	4 Submission of Matters to a Vote of Security Holders	24

PART II	5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	25
	6 Selected Financial Data	27
	7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	7A Quantitative and Qualitative Disclosures About Market Risk	46
	8 Financial Statements and Supplementary Data	47
	9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
	9A Controls and Procedures	89
	9B Other Information	90

PART III	10 Directors, Executive Officers and Corporate Governance	91
	11 Executive Compensation	91
	12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	91
	13 Certain Relationships and Related Transactions, and Director Independence	91
	14 Principal Accountant Fees and Services	91

PART IV	15 Exhibits, Financial Statement Schedules	92

	Signatures	97

	Exhibits	98
EX-3.1
EX-4.1
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1

PART I
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. For further discussion of certain of the matters described above, see “Risk Factors” in Item 1A of this annual report.
          As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation (formerly Ultralife Batteries, Inc.) and include our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., McDowell Research Co., Inc., ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd, RedBlack Communications, Inc. (formerly Innovative Solutions Consulting, Inc.), Stationary Power Services, Inc. and RPS Power Systems, Inc. (formerly Reserve Power Systems, Inc.), and our majority owned subsidiary Ultralife Batteries India Private Limited.
          Dollar amounts throughout this Form 10-K Annual Report are presented in thousands of dollars, except for per share amounts.
ITEM 1. BUSINESS
General
          We offer products and services ranging from portable and standby power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, standby power systems, communications and electronics systems and accessories, and custom engineered systems, solutions and services.
          We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, McDowell Research®, RedBlackTM Communications, Stationary Power ServicesTM, U.S. Energy SystemsTM, RPS Power SystemsTM and ABLETM brands. We have sales, operations and product development facilities in North America, Europe and Asia.
          We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Systems and Design and Installation Services. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries. The Rechargeable Products segment includes: rechargeable batteries, charging systems, uninterruptable power supplies and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. The Design and Installation Services segment includes: standby power and communications and electronics systems design, installation and maintenance activities and revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 10 in the Notes to Consolidated Financial Statements.)
          We continually evaluate various ways to grow, including opportunities to expand through mergers, acquisitions and business partnerships. On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd.

(“ABLE”), an established manufacturer of lithium batteries. ABLE is located in Shenzhen, China. On July 3, 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories. McDowell was located originally in Waco, Texas, with the operations having been relocated to the Newark, New York facility during the second half of 2007. On September 28, 2007, we finalized the acquisition of all of the issued and outstanding shares of common stock of RedBlack Communications, Inc. (“RedBlack”), a provider of a wide range of engineering and technical services for communication electronic systems to government agencies and prime contractors. RedBlack is located in Hollywood, Maryland. On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power Services, Inc. (“Stationary Power”), an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. Stationary Power is located in Clearwater, Florida. On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of RPS Power Systems, Inc. (“RPS”), an affiliate of Stationary Power, and a supplier of lead acid batteries primarily for use by Stationary Power in the design and installation of standby power systems. In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested cash into the India JV, as consideration for our 51% ownership stake in the India JV. On November 10, 2008, we acquired certain assets of U.S. Energy Systems, Inc. and its services affiliate, U.S. Power Services, Inc. (“USE” collectively), a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
          Our website address is www.ultralifecorp.com. We make available free of charge via a hyperlink on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We will provide copies of these reports upon written request to the attention of Peter F. Comerford, Secretary, Ultralife Corporation, 2000 Technology Parkway, Newark, New York, 14513. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.
Non-Rechargeable Products
          We manufacture and/or market a family of lithium-manganese dioxide (Li-MnO2) non-rechargeable batteries including 9-volt, HiRate® cylindrical, Thin Cell®, and other chemistries and form factors. We also manufacture and market a family of lithium-thionyl chloride (Li-SOCl2) non-rechargeable batteries produced by our ABLE operating unit. Applications for our 9-volt batteries include: smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our HiRate and Thin Cell lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. Military applications for our non-rechargeable HiRate batteries include: man-pack and survival radios, night vision goggles, targeting devices, chemical agent monitors and thermal imaging equipment. Our lithium-thionyl chloride batteries, sold under our ABLE brand as well as various private label brands, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics and geothermal devices. We believe that the chemistry of lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include: lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price for our lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.
          Revenues for this segment for the year ended December 31, 2008 were $68,076 and segment contribution was $10,791.
Rechargeable Products
          We believe that our range of lithium ion rechargeable batteries and chargers offer substantial benefits, including the ability to design and produce lightweight batteries in a variety of custom sizes, shapes, and thickness. We market lithium ion rechargeable batteries comprised of cells manufactured by qualified cell manufacturers. Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices. We believe that the chemistry of our lithium ion batteries provides significant advantages over other currently available rechargeable batteries. These advantages include lighter weight, longer operating time, longer time between charges and a wider operating temperature range. Conventional rechargeable batteries, nickel metal hydride and nickel cadmium, are heavier, have lower energy and require more frequent charging. Additionally, we offer lead-acid batteries and uninterruptable power supplies, sold under our RPS Power Systems brand, and other brands, for the standby power market. Products include standby batteries and uninterruptable power supplies for use in telecommunications, banking, aerospace and information services industries.
          Revenues for this segment for the year ended December 31, 2008 were $34,691 and segment contribution was $6,818.
Communications Systems
          Under our McDowell Research brand, we design and manufacture a line of communications systems and accessories to support military communications systems including power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems such as tactical repeaters and SATCOM-On-The-Move systems. Products include field deployable systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in severe environments. We market these products to all branches of the U.S. military, approved foreign defense organizations, and U.S. and international prime defense contractors.
          Revenues for this segment in the year ended December 31, 2008 were $136,072 and segment contribution was $36,805.
Design and Installation Services
          These services include the design, installation, integration and maintenance of both communications electronics and standby power systems. Within this segment, we also seek to fund the development of new products to advance our technologies through contracts with both government agencies and third parties. We have been successful in obtaining awards for such programs for power-system technologies.
          We continue to obtain contracts that are in parallel with our efforts to ultimately commercialize products that we develop. Revenues in this segment that pertain to technology contracts may vary widely each year, depending upon the quantity and size of contracts obtained.
          Revenues for this segment in the year ended December 31, 2008 were $15,861 and segment contribution was $2,529.
Corporate
          We allocate revenues and cost of sales across the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.
          There were no revenues for this category in the year ended December 31, 2008 and corporate contribution was a loss of $39,638.
          See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2008 Consolidated Financial Statements and Notes thereto for additional information. For information relating to total assets by segment, revenues for the last three years by segment, and contribution by segment for the last three years, see Note 10 in the Notes to Consolidated Financial Statements.
History
          We were formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9-volt lithium-manganese dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ. In June 1994, we formed a subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), which acquired certain assets of the Dowty Group PLC (“Dowty”) and provided us with a presence in Europe. In May 2006, we acquired ABLE, an established manufacturer of lithium batteries located in Shenzhen, China, which broadened our product offering and provided additional exposure to new markets. In July 2006, we finalized the acquisition of substantially all the assets of McDowell, a manufacturer of military communications accessories located originally in Waco, Texas, with the operations having been relocated to the Newark, New York facility during the second half of 2007, which enhanced our channels into the military communications area and strengthened our presence in global defense markets. In September 2007, we acquired RedBlack, located in Hollywood, Maryland, an engineering and technical services firm specializing in the design, integration, and fielding of mobile, modular, and fixed-site communication and electronic systems. The acquisition provided a natural extension to our communications systems business and opened another channel of distribution for our broad portfolio of communications systems, accessories and portable power products. In November 2007, we acquired Stationary Power and RPS, affiliated companies both located in Clearwater, Florida. Stationary Power is an infrastructure power management services firm specializing in the engineering, installation and preventive maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. RPS supplies lead acid batteries for use in the design and installation of standby power systems. The Stationary Power acquisition furthered our transformation to a value-added power solutions, accessories and engineering services company serving a broad spectrum of government, defense and commercial markets. In November 2008, we acquired certain assets of USE, a nationally recognized standby power installation and power management services business located in Riverside, California. The acquisition was made to advance our goal of becoming the leading provider of engineering, installation, integration and maintenance services to the growing standby power industry.
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
          We market our 9-volt lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, medical and music/audio. Significant applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps, parking meters, wireless audio devices and guitar pickups. A significant portion of the sales of our 9-volt battery is to major U.S. and international smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt lithium battery under private label for a variety of international companies. Additionally, we sell our 9-volt battery to the broader consumer market through national and regional retail chains and Internet retailers.
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
          Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on both lithium-manganese dioxide and lithium-thionyl chloride technologies, represent some of the most advanced lithium power sources currently available. We market a wide range of cylindrical non-rechargeable lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands. These include: D, C, 5/4 C, 1/2 AA, 2/3 A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, and one of the most widely used batteries in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications.
          We market our line of lithium cells and batteries to the OEM market for commercial, defense, medical, automotive, asset tracking and search and rescue applications, among others. Significant commercial applications include pipeline inspection equipment, autoreclosers and oceanographic devices. Asset tracking applications include RFID (Radio Frequency Identification) systems. Among the defense uses are manpack radios, night vision goggles, chemical agent monitors, and thermal imaging equipment. Medical applications include: AED’s (Automated External Defibrillators), infusion pumps and telemetry systems. Automotive applications include: telematics, tire-pressure monitoring and engine electronics systems. Search and rescue applications include: ELT’s (Emergency Locator Transmitters) for aircraft and EPIRB’s (Emergency Position Indicating Radio Beacons) for ships.
          Thin Cell Batteries. We manufacture a range of thin lithium-manganese dioxide batteries under the Thin Cell brand. Thin Cell batteries are flat, light weight batteries providing a unique combination of high energy, long shelf life, wide operating temperature range and light weight. With their thin prismatic form and a high ratio of active materials to packaging, Thin Cell batteries can efficiently fill most battery cavities. We are currently marketing these batteries to OEMs for applications such as displays, wearable medical devices, theft detection systems, and RFID devices.
Rechargeable Products
          In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Generally, discharge and recharge cycles can be repeated hundreds of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in the number of cycles a battery can achieve until 80% of the battery’s initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride, lithium-ion and lithium-polymer-based batteries. Rechargeable batteries can be used in many applications, such as military radios, laptop computers, mobile telephones, portable medical devices, wearable devices and many other commercial, defense and consumer products.
          Three important performance characteristics of a rechargeable battery are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today’s electronic devices. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. Lithium batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight for a given energy content. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge many times before noticing a difference in performance.
          Energy density refers to the total amount of electrical energy stored in a battery divided by the battery’s weight and volume as measured in watt-hours per kilogram and watt-hours per liter, respectively. High energy density and long achievable cycle life are important characteristics for comparing rechargeable battery technologies. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Accordingly, greater energy density will enable the use of smaller and lighter batteries with energy comparable to those currently marketed. Long achievable cycle life, particularly in combination with high energy density, is suitable for applications requiring frequent battery recharges, such as cellular telephones and portable computers. We believe that our lithium ion batteries generally have the highest energy density and longest cycle life.
          Lithium Ion Cells and Batteries. We offer a variety of lithium ion cells and batteries. These products are used in a wide variety of applications including communications, medical and other portable electronic devices.
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
Communications Systems
          We design and manufacture communications systems and accessories, through our McDowell Research brand, to support military communications systems including power supplies, RF amplifiers, battery chargers, amplified speakers, equipment mounts, case equipment and integrated communication systems. We specialize in field deployable power systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. We package all systems to meet specific customer needs in rugged enclosures to allow their use in severe environments.
          We offer a wide range of military communications systems and accessories designed to enhance and extend the operation of communications equipment such as vehicle-mounted, manpack and handheld transceivers. Our communications products include the following product configurations:
          Integrated Systems. Our integrated systems include: SATCOM-On-The-Move (“SOTM”); ruggedized deployable case systems; multiband transceiver kits and HF transceiver kits; briefcase power systems; dual transceiver cases; enroute communications cases; four radio cases; and tactical repeater systems. These systems give communications operators everything that is needed to provide reliable links to support C4I (Command, Control, Communications, Computers and Information systems).
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
Design and Installation Services
          Our design and installation services focus on standby power system design, installation and maintenance, integrating communications equipment and power systems for maximum mobility and optimum customer utility. These include equipment installations in commercial, defense and law enforcement applications, including vehicles for satellite communications, engineering services, upgrading current fleet vehicles and integrated logistics and project management support.
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
          During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively. During the year ended December 31, 2007, we had three major customers, the U.S. Department of Defense, the U.K. Ministry of Defence and Raytheon Company, which comprised 14%, 12%, and 13% of our revenue, respectively. During the year ended December 31, 2006, we had one major customer, the U.S. Department of Defense, which comprised 20% of our revenue. We believe that the loss of these customers could have a material adverse effect on us. We believe that we currently have good relationships with these customers.
          In 2008, sales to U.S. and non-U.S. customers were approximately $205,400 and $49,300, respectively. For information relating to revenues by country for the last three years and long-lived assets for the last three years by country of origin, see Note 10 in the Notes to Consolidated Financial Statements.
Non-Rechargeable Products
          We target sales of our non-rechargeable products to manufacturers of security and safety equipment, automotive telematics, medical devices, search and rescue equipment, specialty instruments, point of sale equipment and metering applications, as well as users of military equipment. Our strategy is to develop sales and marketing alliances with OEMs and governmental agencies that utilize our batteries in their products, commit to cooperative research and development or marketing programs, and recommend our products for design-in or replacement use in their products. We are addressing these markets through direct contact by our sales and technical personnel, use of sales agents and stocking distributors, manufacturing under private label and promotional activities.
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
          We have been successfully marketing our products to defense organizations in the U.S. and other countries. These efforts have resulted in us winning significant contracts. For example, in December 2004, we were awarded 100% of the Next Gen II Phase IV battery production contracts by the U.S. Defense Department to provide five types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. Combined, these batteries comprise what is called the Rectangular Lithium Manganese Dioxide Battery Group. The government awarded 60 percent to our U.S. operation and 40 percent to our U.K operation. The contract provides for order releases over a five-year period with a maximum potential value of up to $286,000. Orders under this contract are dependent upon the demand for these batteries by end users and inventory stocking strategies, among other things. Through December 31, 2008, we have received orders for deliveries under this contract totaling $28,800. This contract is set to expire by the end of 2009. In February 2005, we were awarded a five-year production contract by the U.S. Defense Department, with a maximum total potential of $15,000, to provide our BA-5347/U non-rechargeable lithium-manganese dioxide batteries to the U.S. military. The contract value represented 60 percent of a small business set-aside award. Production deliveries began in the first quarter of 2006. Through December 31, 2008, we have received orders for deliveries under this contract totaling $9,847.
          At December 31, 2008 and 2007, our backlog of non-rechargeable products was approximately $23,300 and $15,300, respectively. The majority of the 2008 backlog was related to orders that are expected to ship throughout 2009.

Rechargeable Products
          We target sales of our lithium ion rechargeable batteries and charging systems to OEM customers, as well as distributors and resellers focused on our target markets. We seek design wins with OEMs, and believe that our design capabilities, product characteristics and solution integration will drive OEMs to incorporate our batteries into their product offerings, resulting in revenue growth opportunities for us. We target sales of our lead-acid rechargeable batteries through direct sales to customers in the telecommunications, banking, aerospace and information services industries.
          We continue to expand our marketing activities as part of our strategic plan to increase sales of our rechargeable products for commercial, stand-by, defense and communications applications, as well as hand-held devices, wearable devices and other electronic portable equipment. A key part of this expansion includes increasing our design and assembly capabilities as well as building our network of distributors and value added distributors throughout the world.
          At December 31, 2008 and 2007, our backlog related to rechargeable products was approximately $9,700 and $7,500, respectively. The majority of the 2008 backlog was related to orders that are expected to ship throughout 2009.
Communications Systems
          We target sales of our communications systems, which include power solutions and accessories to support communications systems such as battery chargers, power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems, to military OEMs and U.S. and international government organizations. We sell our products directly and through authorized distributors to OEMs and to defense organizations in the U.S. and internationally.
          We market our products to defense organizations and OEMs in the U.S. and internationally. These efforts resulted in a number of significant contracts for us. For example, in September 2007, we were awarded a $24,000 contract from Raytheon Company to produce and supply SOTM satellite communications systems for installation on Mine Resistant Ambush Protected (“MRAP”) armored vehicles. In December 2007, we received two separate orders valued at $62,000 and $40,000, from U.S. defense contractors to supply advanced communications systems.
          At December 31, 2008 and 2007, our backlog related to communications systems orders was approximately $4,400 and $115,500, respectively. The majority of the 2008 backlog was related to orders that are expected to ship throughout 2009.
Design and Installation Services
          We continue to expand our sales and marketing activities to increase sales of our design and installation services for communications electronics systems and standby power applications. We provide our services directly to defense organizations, government agencies and commercial customers in the telecommunications, aerospace, banking and information services industries.
          At December 31, 2008 and 2007, our backlog related to design and installation services was approximately $6,000 and $3,600, respectively. The majority of the 2008 backlog was related to services that are expected to be performed throughout 2009.
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

          In 2003, we entered into an agreement with Saft Groupe S.A. to license certain tooling for certain BA-5390 battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case sold. The total royalty expense reflected in 2008 was $22. This agreement expires in the year 2017.
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
          The following are registered trademarks or trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife Polymer®, The New Power Generation®, LithiumPower®, SmartCircuit®, PowerBug®, We Are Power®, ABLE™, RedBlack™, RPS Power Systems™, Stationary Power Systems™, U.S. Energy Systems™, McDowell Research®, and Max Juice For More Gigs®.
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
Non-Rechargeable Products
          Our Newark, New York facility has the capacity to produce approximately nine million 9-volt batteries per year and approximately fourteen million cylindrical cells per year. Our manufacturing facility in Abingdon, England is capable of producing approximately two million cylindrical cells per year. Capacity, however, is also related to individual operations and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. Our ABLE operating unit in Shenzhen, China is capable of producing approximately five million cylindrical cells per year and approximately 500,000 thin cells per year. We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and believe that we have sufficient capacity in these areas. We continually evaluate our requirements for additional capital equipment, and we believe that the planned increases in our current manufacturing capacity will be adequate to meet foreseeable customer demand. However, with unanticipated growth in demand for our products, demand could exceed capacity, which would require us to install additional capital equipment to meet these incremental needs, which in turn may require us to lease or contract additional space to accommodate such needs.
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
          The total carrying value of our non-rechargeable products inventory, including raw materials, work in process and finished goods, amounted to approximately $13,475 as of December 31, 2008.

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
          The total carrying value of our rechargeable products inventory, including raw materials, work in process and finished goods, amounted to approximately $10,820 as of December 31, 2008.
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
          Our Newark, New York facility has the capacity to produce significant volumes of communications accessories and systems, as this operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.
          Our Hollywood, Maryland facility has the capacity to produce communications accessories and systems. This operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.
          Our Woodinville, Washington facility has the capacity to produce communications accessories and systems. This operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.
          The total carrying value of our communications systems inventory, including raw materials, work in process and finished goods, amounted to approximately $12,428 as of December 31, 2008.
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
          The total carrying value of our design and installation services inventory, including raw materials, work in process and finished goods, amounted to approximately $3,742 as of December 31, 2008.
Research and Development
          We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Shenzhen, China and Woodinville, Washington. During 2008, 2007 and 2006 we expended approximately $8,100, $7,000 and $5,100, respectively, on research and development. We expect that research and development expenditures in the future will be modestly higher than those in 2008, as new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

Non-Rechargeable Products
          We continue to develop non-rechargeable cells and batteries that broaden our product offering to our customers.
Rechargeable Products
          We continue to develop our rechargeable product portfolio, including batteries, cables and charging systems, as our customers’ needs continue to grow for portable power.
Communications Systems
          We continue to develop a variety of communications accessories and systems for the defense market to meet the ever-changing demands of our customers.
Design and Installation Services
          The U.S. government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems.
          We work to receive contracts with defense contractors and commercial customers. For example, in February 2004, we announced that we received a development contract from General Dynamics valued at approximately $2,700. The contract was for lithium non-rechargeable and lithium ion rechargeable batteries, as well as vehicle and soldier-based chargers for the Land Warrior-Stryker Interoperable (LW-SI) program. In 2005, we received an added scope award of this project, increasing the total project to approximately $4,000. Additionally, purchase orders have been received for the products developed under this contract as the batteries have become commercialized. In 2005, we were awarded various development contracts, including the development of a rechargeable battery for a portable radio. In 2006, we completed the General Dynamics contract work and were awarded several small development contracts for rechargeable product development and new generation high-powered cells.
          In January 2008, we entered into a technology partnership with Mississippi State University (“MSU”) to develop fuel cell-battery portable power systems enabling lightweight, long endurance military missions. The development of this power system is to be performed under a $1,600 program that was awarded by a U.S. Defense Department agency to MSU as the prime contractor. MSU has awarded us a $475 contract to participate in this program as a subcontractor. Under the contract, we will oversee the development, testing, approval and manufacturing of prototypes of a new compact military battery to be used with handheld tactical radios, building on its ongoing development work under the Land Warrior System Stryker Interoperable Program. In addition, we established a development and assembly operation in a 14,000 square-foot facility located in West Point, Mississippi to manufacture products coming out of the technology partnership and other of our products.
Safety; Regulatory Matters; Environmental Considerations
          Certain of the materials utilized in our batteries may pose safety problems if improperly used. We have designed our batteries to minimize safety hazards both in manufacturing and use.
          The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”), and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery shippers went into effect in October 2008 and January 2009, and additional regulations will go into effect in 2010. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

          Our RPS lead acid products have been tested and have been deemed to meet all requirements as specified in 49 CFR 173.159 (d) for exception as hazardous material classification. Our RPS lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49 CFR 173.159 (d).
          The European Union’s Restriction of Hazardous Substances (“RoHS”) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006 must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed. Our commercial chargers are in compliance with this directive. Additional European Union Directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive on Batteries and Accumulators and Waste Batteries and Accumulators, impose regulations affecting our non-defense products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.
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
          National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers, that could have a material adverse effect on our business, financial condition and results of operations. In 2008, we spent approximately $447 on environmental controls, including costs to properly dispose of potentially hazardous waste.
          Since non-rechargeable and rechargeable lithium battery chemistries react adversely with water and water vapor, certain of our manufacturing processes must be performed in a controlled environment with low relative humidity. Our Newark, New York, Abingdon, England and Shenzhen, China facilities contain dry rooms or glove box equipment, as well as specialized air-drying equipment.
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
Rechargeable Products
          We are not currently aware of any regulatory requirements regarding the disposal of lithium ion rechargeable cells and batteries.
          Our lead acid batteries are recovered from our customers and delivered to a permitted lead smelter for reclamation following applicable federal, state and local regulations.
Communications Systems
          We are not currently aware of any other regulatory requirements regarding the disposal of communications accessories.
Design and Installation Services
          Our RPS lead acid products have been tested and have been deemed to meet all requirements as specified in 49 CFR 173.159 (d) for exception as hazardous material classification. Our RPS lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49 CFR 173.159 (d).
Corporate
          Please refer to the description of the environmental remediation for our Newark, New York facility set forth in Item 3, Legal Proceedings of this report.
Competition
          Competition in both the battery and communications systems markets is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing batteries as well as those offering standby power installation services, and companies producing communications systems, design and installation services. We compete on the basis of design flexibility, performance and reliability. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors will not market competing products that obtain market acceptance more rapidly than ours.
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
          Competition in the standby power market is concentrated among a number of suppliers and installers ranging from small distributors who purchase, resell and install products manufactured by others to major battery and power supply manufacturers, which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of ours. We compete on the basis of product and installation design, functionality, flexibility, performance, reliability and service. There can be no assurance that our technology and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors will not market competing products that obtain market acceptance more rapidly than ours.

Employees
          As of February 1, 2009, we employed a total of 1,191 permanent and temporary employees: 67 in research and development, 988 in production and 136 in sales and administration. Of the total, 893 are employed in the U.S., 15 in Europe and 283 in Asia. None of our employees is represented by a labor union. We consider our employee relations to be satisfactory.
ITEM 1A. RISK FACTORS
We face risks related to general domestic and global economic conditions.
          In general, our operating results can be significantly affected by negative economic conditions, high labor, material and commodity costs and unforeseen changes in demand for our products and services. These risks are heightened as economic conditions globally have deteriorated significantly and may remain at recessionary levels for the foreseeable future. The current recessionary conditions could have a potentially significant negative impact on demand for our products and services, which may have a direct negative impact on our sales and profitability, as well as our ability to generate sufficient internal cash flows or access credit at reasonable rates to meet future operating expenses, service debt and fund capital expenditures.
We face risks related to the current credit crisis.
          We currently generate sufficient operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the recent disruption in credit markets, may impact demand for our products and services, as well as our ability to manage normal relationships with our customers, suppliers and creditors. Tighter credit markets could result in supplier or customer disruptions.
          The potential bankruptcy of certain customers could leave us exposed to certain risks of collection of outstanding receivables. For example, approximately 5% of our business is associated with the automotive industry, which has recently experienced significant financial difficulties. If any of our customers declare bankruptcy, this could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to obtain financing to fund ongoing operations and future growth.
          While we believe that our revenue growth projections and our ongoing cost controls will allow us to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. In addition, recent significant orders have required us to ramp up our supply chain quickly, and this will result in a need for additional working capital. We may need to seek additional credit or access capital markets for additional funds. There is no assurance, given the current state of credit markets, that we would be successful in this regard.
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
          For instance, in the years ended December 31, 2006, 2007, 2008, 27%, 17% and 8% of our revenues, respectively, were comprised of sales of our 9-volt batteries, and of this, approximately 47%, 41% and 39%, respectively, pertained to sales to smoke alarm OEMs. If the retail demand for long-life smoke alarms decreases significantly, this could have a material adverse effect on our business, financial condition and results of operations.
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
          Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products and services, we will be required to deliver large volumes of quality products and increased levels of services to customers on a timely basis at a reasonable cost to those customers. For example, the large contracts received from the U.S. military for our batteries using cylindrical cells could strain the current capacity capabilities of our manufacturing facilities and require additional equipment and time to build a sufficient support infrastructure. This demand could also create working capital issues for us, as we may need increased liquidity to fund purchases of raw materials and supplies. We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.
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
          In 2006 we acquired McDowell and ABLE, in 2007 we acquired RedBlack, Stationary Power and RPS, and in 2008 we formed a joint venture in India and acquired USE, which added new facilities and operations to our overall business. We experienced some initial operational challenges at McDowell that required a greater amount of management’s time to resolve than we expected. The integration of recent, and future, acquisitions could place an increased burden on our management team which could adversely impact our ability to effectively manage these businesses.
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
The U.S. and foreign governments can audit our contracts with their respective defense and government agencies and, under certain circumstances, can adjust the economic terms of those contracts.
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
          We have had certain “exigent”, non-bid contracts with the U.S. government that have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2008, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and are furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operation.
We are subject to the contract rules and procedures of the U.S. and foreign governments. These rules and procedures create significant risks and uncertainties for us that are not usually present in contracts with private parties.
          We will continue to develop battery products, communications systems and services to meet the needs of the U.S. and foreign governments. We compete in solicitations for awards of contracts. The receipt of an award, however, does not always result in the immediate release of an order and does not guarantee in any way any given volume of orders. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. or foreign governments to purchase products manufactured by us could have a material adverse effect on our business, financial condition and results of operations. Additionally, in these scenarios we are typically required to successfully meet contractual specifications and to pass various qualification-testing for the products under contract. Our inability to pass these tests in a timely fashion, as well as meet delivery schedules for orders released under contract, could have a material adverse effect on our business, financial condition and results of operations.
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
          A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2008, 2007 and 2006, approximately 75%, 67%, and 47% respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries. During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively. During the year ended December 31, 2007, we had three major customers, the U.S. Department of Defense, the U.K. Ministry of Defence and Raytheon Company, which comprised 14%, 12%, and 13% of our revenue, respectively. During the year ended December 31, 2006, we had one major customer, the U.S.

Department of Defense, which comprised 20% of our revenue. There were no other customers that comprised greater than 10% of our total revenues during the years ended December 31, 2008, 2007 and 2006. While sales to these customers were substantial during the years ended December 31, 2008, 2007 and 2006, we do not consider these customers to be significant credit risks. Government decisions regarding military deployment and budget allocations to fund military operations may have an impact on the demand for our products and services. If the demand for products and services from the U.S. or foreign militaries were to decrease significantly, this could have a material adverse effect on our business, financial condition and results of operations.
          We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics, except for our automotive industry customers. Approximately 5% of our business in 2008 was associated with the automotive industry, which has recently experienced significant financial difficulties. We have two customers that comprised 36% of our trade accounts receivables as of December 31, 2008. We have two customers that comprised 42% of our trade accounts receivable as of December 31, 2007. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2008 and 2007. We do not normally obtain collateral on trade accounts receivable.
Our efforts to develop new commercial applications for our products could fail.
          Although we are involved with developing certain products for new commercial applications, we cannot provide assurance that volume acceptance of our products will occur due to the highly competitive nature of the business. There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in these segments that will adopt our products for use in their products. In addition, these companies must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business.
We may incur significant costs because of the warranties we supply with our products and services.
          With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. With respect to our communications systems products, we typically offer up to a four-year warranty. We also offer a 10-year warranty on our 9-volt batteries that are used in ionization-type smoke alarms. With respect to the installation of our standby power systems, we offer a warranty over the installation, generally restrictive to meeting the customers’ performance specifications. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.
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
          In conjunction with our purchase/lease of our Newark, New York facility in 1998, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We have submitted various work plans to the New York State Department of Environmental Conservation (“NYSDEC”) regarding further environmental testing and sampling in order to determine the scope of any additional remediation. We subsequently met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and the New York State Department of Health (“NYSDOH”) took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm has prepared and submitted a Final Investigation Report to the NYSDEC for review. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. At December 31, 2008, we have reserved $52 for this matter. The ultimate resolution of this matter may result in us incurring costs in excess of what we have reserved.
          The future regulatory direction of the European Union’s Restriction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives, as they pertain to our products, is uncertain. Their potential impact to our business would become material if battery packs were to be included in new guidelines and we were unable to procure materials in a timely manner. Other associated risks related to these directives include excess inventory risk due to a write off of non-compliant inventory. We continue to monitor the regulatory activity of the European Union to ascertain such risks.
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
          The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”) and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery shippers went into effect in October 2008 and January 2009, and additional regulations will go into effect in 2010. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

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
          Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our involvement with supplying defense products to the government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. Although we believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source suppliers in the past, and we cannot guarantee that we will not experience a material interruption of product deliveries from sole source suppliers in the future. Additionally, we could face increasing pricing pressure from our suppliers dependent upon volume, due to rising costs by these suppliers that could be passed on to us in higher prices for our raw materials, which could have a material effect on our business, financial condition and results of operations.
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
          Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, marketing, engineering and technical staffs. The loss of these employees could have a material adverse effect on our business, financial condition and results of operations. In addition to developing manufacturing capacity to produce high volumes of batteries, we must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to pursue effectively our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel, and the integration of such personnel obtained through business acquisitions. We cannot assure that we will be able to retain or recruit this type of personnel. An inability to hire sufficient numbers of people or to find people with the desired skills could result in greater demands being placed on limited management resources which could have a material adverse effect on our business, financial condition and results of operations.

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
          Many of the companies with which we compete have substantially greater resources than we do, and some have the capacity and volume of business to be able to produce their products more efficiently than we can at the present time. In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies. If these companies successfully market their products in a manner that renders our technologies obsolete, there will be a material adverse effect on our business, financial condition and results of operations.
We are subject to foreign currency fluctuations.
          We maintain manufacturing operations in North America, Europe and Asia, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, and the translation of those subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results, due to changes in local currency relative to the U.S. dollar. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.
Our ability to use our Net Operating Loss Carryforwards in the future may be limited, which could have an adverse impact on our tax liabilities.
          At December 31, 2008, we had approximately $58,400 of net operating loss carryforwards (“NOL’s”) available to offset future taxable income. We continually assess the carrying value of this asset based on the relevant accounting standards. As of December 31, 2008, we reflected a full valuation allowance against our deferred tax asset to the extent the asset is not able to be offset by future reversing temporary differences. As a result, we have reflected a net deferred tax liability of $3,453 in the U. S. We have reflected a net deferred tax asset of $-0- in the U. K. and China due to our current assessment that it is more likely than not to not be realized. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.
          We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. This limitation did not have an impact on income taxes determined for 2008. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOL carryforwards that can be used by us. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
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
          Our largest single shareholder is Grace Brothers, Ltd., which, as of its most recent Schedule 13D/A filing, beneficially owned 26.4% of our issued and outstanding shares of common stock. On June 6, 2007, Mr. Bradford T. Whitmore, general partner of Grace Brothers, Ltd., became a member of our Board of Directors. If Grace Brothers, Ltd. were to increase its ownership to more than 30%, it would be deemed a “change in control” for purposes of our credit facility administered by JP Morgan Chase and for purposes of options granted under our 2004 Amended and Restated Long Term Incentive Plan, or LTIP. If a “change in control” were to occur, our commercial lenders would be able to demand payment of all amounts outstanding under our existing credit facility and the vesting of all outstanding options granted under our LTIP would be accelerated resulting in a significant expense being charged against our income for the period during which the “change in control” occurred, all of which could have a material, adverse effect on our business, financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          As of December 31, 2008, we own two buildings in Newark, New York comprising approximately 250,000 square feet. Our corporate headquarters are located in our Newark, New York facility. In addition, we lease approximately 35,000 square feet in a facility based in Abingdon, England and approximately 130,000 square feet in four buildings on one campus in Shenzhen, China. The Shenzhen, China campus location includes dormitory facilities. We also lease sales and administrative offices, as well as manufacturing and production facilities, in nine separate facilities across the U.S. and one in India. In addition, we lease a separate sales office in Shenzhen, China. Our research and development efforts for our battery products are conducted at our Newark, New York and Shenzhen, China facilities, while our research and development efforts for our communications accessories are conducted at our Newark, New York facility and our research and development efforts for our amplifier products are conducted at our facility in Woodinville, Washington. On occasion, we rent additional warehouse space to store inventory and non-operational equipment. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services continues to grow.

ITEM 3. LEGAL PROCEEDINGS
          We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on the financial position or results of our operations.
          In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm has prepared and submitted a Final Investigation Report to the NYSDEC for review. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. Through December 31, 2008, total costs incurred have amounted to approximately $227, none of which has been capitalized. At December 31, 2008 and December 31, 2007, we have $52 and $85, respectively, reserved for this matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Our common stock is included for quotation on the NASDAQ Global Market System under the symbol “ULBI.”
          The following table sets forth the quarterly high and low closing sales prices of our Common Stock during 2007 and 2008:

	Closing Sales Prices
	High	Low
2007:
Quarter ended March 31, 2007	$11.74	$8.04
Quarter ended June 30, 2007	10.57	9.00
Quarter ended September 29, 2007	12.86	10.57
Quarter ended December 31, 2007	20.75	12.19

2008:
Quarter ended March 29, 2008	$22.69	$11.56
Quarter ended June 28, 2008	13.35	9.67
Quarter ended September 27, 2008	12.18	8.65
Quarter ended December 31, 2008	13.90	5.19
Holders
          As of February 27, 2009, there were 395 registered holders of record of our Common Stock. Based upon information from our stock transfer agent, management estimates that there are approximately 5,000 beneficial holders of our Common Stock.
Recent Sales of Unregistered Securities
          None.
Purchases of Equity Securities by the Issuer
          In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 of our common stock to be implemented over the course of a six-month period. Repurchases may be made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases will be made in compliance with Securities and Exchange Commission guidelines and will be subject to market conditions, applicable legal requirements, and other factors. We have no obligation under the program to repurchase shares and the program may be suspended or discontinued at any time without prior notice. We intend to fund the purchase price for shares of our common stock acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, if necessary. Common stock repurchases in the fourth quarter of 2008 were as follows:

			(c) Total Number
			of Shares Purchased	(d) Approximate
			as Part of	Dollar Value of
	(a) Total Number	(b) Average	Publically	Shares that May yet
	of Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased	Per Share	Programs	The Plans or Programs

September 28, 2008 - November 1, 2008	—	$—	—	$10,000
November 2, 2008 - November 29, 2008	212,108	8.56	212,108	8,185
November 30, 2008 - December 31, 2008	—	—	—	8,185

Total Fourth Quarter of 2008	212,108		212,108

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

ITEM 6. SELECTED FINANCIAL DATA
The financial results presented in this table include results from the last five calendar years ended December 31, 2008, 2007, 2006, 2005 and 2004.
SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues	$254,700	$137,596	$93,546	$70,501	$98,182
Cost of products sold	197,757	108,822	76,103	58,243	77,880

Gross margin	56,943	28,774	17,443	12,258	20,302

Research and development expenses	8,138	7,000	5,097	3,751	2,633
Selling, general and administrative expenses	31,500	21,973	15,303	11,409	10,771
Impairment of long lived assets	—	—	—	—	1,803

Total operating and other expenses	39,638	28,973	20,400	15,160	15,207

Operating income (loss)	17,305	(199)	(2,957)	(2,902)	5,095
Interest (expense) income, net	(930)	(2,184)	(1,298)	(636)	(482)
Gain on insurance settlement	39	—	191	—	214
Gain on McDowell settlement	—	7,550	—	—	—
Gain on debt conversion	313	—	—	—	—
Write-off of UTI investment and note receivable	—	—	—	—	(3,951)
Other income (expense), net	815	493	311	(318)	352

Income (loss) before income taxes	17,542	5,660	(3,753)	(3,856)	1,228

Income tax provision-current	582	—	—	3	32
Income tax provision/(benefit)-deferred	3,297	77	23,735	486	(21,136)

Total income taxes	3,879	77	23,735	489	(21,104)

Net income (loss)	$13,663	$5,583	$(27,488)	$(4,345)	$22,332

Net income (loss) per share-basic	$0.79	$0.36	$(1.84)	$(0.30)	$1.59

Net income (loss) per share-diluted	$0.78	$0.36	$(1.84)	$(0.30)	$1.48

Weighted average shares outstanding-basic	17,230	15,316	14,906	14,551	14,087

Weighted average shares outstanding-diluted	17,705	15,557	14,906	14,551	15,074

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and available-for-sale securities	$1,878	$2,245	$720	$3,214	$11,529
Working capital	$42,937	$26,461	$18,070	$20,979	$30,645
Total assets	$129,587	$122,048	$97,758	$80,757	$81,134
Total long-term debt and capital lease obligations	$4,670	$16,224	$20,043	$25	$7,215
Stockholders’ equity	$88,132	$63,007	$39,589	$62,107	$63,625

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. For further discussion of certain of the matters described above, see “Risk Factors” in Item 1A of this annual report.
          The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report.
          The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts.
General
          We offer products and services ranging from portable and standby power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, standby power systems, communications and electronics systems and accessories, and custom engineered systems, solutions and services. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments.
          We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Systems and Design and Installation Services. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries. The Rechargeable Products segment includes: rechargeable batteries, charging systems, uninterruptable power supplies and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. The Design and Installation Services segment includes: standby power and communications and electronics systems design, installation and maintenance activities and revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges. (See Note 10 in the Notes to Consolidated Financial Statements.)
          We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.
          On May 19, 2006, we acquired 100% of the equity securities of ABLE, an established manufacturer of lithium batteries. ABLE is located in Shenzhen, China. The total consideration given for ABLE was a combination of cash and equity. The initial cash portion of the purchase price was $1,896 (net of $104 in cash acquired), with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The equity portion of the purchase price consisted of 96,247 shares of our common stock, valued at $1,000, and 100,000 stock warrants valued at $526, for a total equity consideration of $1,526. (See Note 2 in Notes to Consolidated Financial Statements for additional information.)

          On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell, a manufacturer of military communications accessories. McDowell was located originally in Waco, Texas, with the operations having been relocated to the Newark, New York facility during the second half of 2007. Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers of McDowell. In addition, the purchase price was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell, which resolved various operational issues that arose during the first several months following the acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible note from $20,000 to $14,000, and eliminating a $1,889 liability related to the Purchase Price Adjustment formula. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. In January 2008, the convertible notes were converted in full into 700,000 shares of our common stock. (See Note 2 in Notes to Consolidated Financial Statements for additional information.)
          On September 28, 2007, we finalized the acquisition of all the issued and outstanding shares of common stock of RedBlack, a provider of a wide range of engineering and technical services for communication electronic systems to government agencies and prime contractors. RedBlack is located in Hollywood, Maryland. The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration was payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. On February 9, 2009, we entered into Amendment No. 1 to the RedBlack stock purchase agreement, which eliminated the up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones provision, in exchange for a one time final payment of $1,020. (See Note 2 to Consolidated Financial Statements for additional information.)
          On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power, an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. Stationary Power is located in Clearwater, Florida. Under the terms of the stock purchase agreement, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the previous owner of Stationary Power. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
          On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of RPS, an affiliate of Stationary Power, and a supplier of lead acid batteries primarily for use by Stationary Power in the design and installation of standby power systems. Under the terms of the stock purchase agreement, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to Stationary Power, which historically have comprised substantially all of RPS’s sales. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
          In March 2008, we formed a joint venture, the India JV, with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested $61 in cash into the India JV, as consideration for our 51% ownership stake in the India JV.
          In June 2008, we changed our corporate name from Ultralife Batteries, Inc. to Ultralife Corporation. The purpose of the name change was to align our corporate name more closely with the business now being conducted by us, as we are no longer exclusively a battery manufacturing company.
          On November 10, 2008, we acquired certain assets of USE, a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. Under the terms of the agreement, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain post-acquisition financial milestones, we will issue up to an aggregate amount of 200,000 unregistered shares of our common stock, over a period of four years. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
          Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.
Results of Operations
Twelve Months Ended December 31, 2008 Compared With the Twelve Months Ended December 31, 2007

	12 Months Ended		Increase /
	12/31/2008	12/31/2007	(Decrease)

Revenues	$254,700	$137,596	$117,104
Cost of products sold	197,757	108,822	88,935

Gross margin	56,943	28,774	28,169
Operating and other expenses	39,638	28,973	10,665

Operating income (loss)	17,305	(199)	17,504
Other income (expense), net	237	5,859	(5,622)

Income before taxes	17,542	5,660	11,882
Income tax provision	3,879	77	3,802

Net income	$13,663	$5,583	$8,080

Net income per share — basic	$0.79	$0.36	$0.43

Net income per share — diluted	$0.78	$0.36	$0.42

Weighted average shares outstanding-basic	17,230,000	15,316,000	1,914,000

Weighted average shares outstanding-diluted	17,705,000	15,557,000	2,148,000

          Revenues. Total revenues for the twelve months ended December 31, 2008 amounted to $254,700, an increase of $117,104, or 85% from the $137,596 reported for the twelve months ended December 31, 2007.
          Non-Rechargeable product sales decreased $12,186, or 15%, from $80,262 last year to $68,076 this year. The decrease in Non-Rechargeable revenues was mainly attributable to the non-recurrence in 2008 of the fulfillment of battery orders to international defense customers that occurred in 2007. Offsetting this decrease, in part, were increases in BA-5390 and other military battery sales, as well as higher sales of backup battery systems for automotive telematics customers.
          Rechargeable product revenues increased $17,935, or 107%, from $16,756 last year to $34,691 this year. The increase in Rechargeable revenues was mainly attributable to higher sales of lithium-ion battery packs and charging systems primarily to government/defense customers.
          Communications Systems revenues increased $98,932, or 266%, from $37,140 last year to $136,072 this year. The increase in Communications Systems revenues was mainly attributable to deliveries of SATCOM-On-The-Move and other advanced communications systems related to the sizeable orders we received during the latter part of 2007.
          Design and Installation Services revenues increased $12,423, or 361%, from $3,438 last year to $15,861 this year. The increase in Design and Installation Services revenues was mainly attributable to the full year impact of the acquisitions of RedBlack and Stationary Power that were completed in the second half of 2007, as well as the acquisition of USE in November 2008.
          Cost of Products Sold. Cost of products sold increased $88,935, or 82%, from $108,822 for the year ended December 31, 2007 to $197,757 for the year ended December 31, 2008, primarily as a result of the increase in revenues. Consolidated cost of products sold as a percentage of total revenue decreased from 79% for the twelve months ended December 31, 2007 to 78% for the year ended December 31, 2008. Correspondingly, consolidated gross margins was 22% for the year ended December 31, 2008, compared with 21% for the year ended December 31, 2007, generally attributable to higher sales and production volumes and a more favorable sales mix of higher margin products.

          In our Non-Rechargeable Products segment, the cost of products sold decreased $5,230, from $62,515 in the year ended December 31, 2007 to $57,285 in 2008. Non-Rechargeable gross margin for 2008 was $10,791, or 16%, a decrease of $6,956 from 2007’s gross margin of $17,747, or 22%. Non-Rechargeable gross margin declined primarily as a result of lower overhead absorption from lower sales volumes, an unfavorable product shift which was partially impacted by lower margin telematics products, and higher costs of raw materials related to increasing energy and transportation costs. The decrease was also attributable to the costs incurred to transition our U.K. manufacturing and assembly operation to a distribution and service center, including a second quarter restructuring charge of approximately $750 for employee termination costs and certain asset valuation adjustments.
          In our Rechargeable Products segment, the cost of products sold increased $14,695, from $13,178 in 2007 to $27,873 in 2008. Rechargeable gross margin for 2008 was $6,818, or 20%, an increase of $3,240 from 2007’s gross margin of $3,578, or 21%. The decrease in Rechargeable gross margin percentage was primarily attributable to an increase in component costs, acceptance of lower margin projects to develop new customers and product mix.
          In our Communications Systems segment, the cost of products sold increased $68,820, from $30,447 in 2007 to $99,267 in 2008. Communications Systems gross margin for 2008 was $36,805, or 27%, an increase of $30,112 from 2007’s gross margin of $6,693, or 18%. The increase in the Communications Systems gross margin primarily resulted from higher overall sales, production volumes and a favorable product mix, as well as improvements in our supply chain management and lower material costs.
          In our Design and Installation Services segment, the cost of sales increased $10,650, from $2,682 for the year ended December 31, 2007, to $13,332 in 2008. Design and Installation Services gross margin for 2008 was $2,529, or 16%, compared to 2007’s gross margin of $756, or 22%. The gross margin percentage in this particular segment declined in 2008 due primarily to investments we are making and associated start-up costs to grow this segment, including the addition of new sales/service centers and certain integration costs associated with the acquisition of USE. Previous to the acquisitions of RedBlack and Stationary Power, this segment was comprised mainly of technology contracts which had varying margins dependent on the progress of individual contracts.
          Operating Expenses. Total operating expenses increased $10,665, from $28,973 for the year ended December 31, 2007 to $39,638 for the year ended December 31, 2008. Overall, operating expenses as a percentage of sales decreased to 16% in 2008 from 21% reported the prior year, as we were able to leverage our operating expense base against the increase in revenues. Amortization expense associated with intangible assets related to our acquisitions was $2,119 for 2008 ($1,486 in selling, general and administrative expenses and $633 in research and development costs), compared with $2,317 for 2007 ($1,290 in selling, general, and administrative expenses and $1,027 in research and development costs). Research and development costs were $8,138 in 2008, an increase of $1,138, or 16%, over the $7,000 reported in 2007. This increase was mainly due to an increase in overall product development and design activity. Selling, general, and administrative expenses increased $9,527, or 43%, to $31,500. This increase was comprised of approximately $4,700 associated with costs related to acquired companies, in addition to higher sales-based commissions, enhanced sales and marketing efforts and higher administrative costs required to operate a more diverse organization.
          Other Income (Expense). Other income (expense) totaled $237 for the year ended December 31, 2008, compared to $5,859 for the year ended December 31, 2007. Interest expense, net of interest income, decreased $1,254, from $2,184 for 2007 to $930 for 2008, mainly as a result of the conversion, in the first quarter of 2008, of convertible notes into shares of common stock related to the McDowell acquisition, as well as lower borrowings under our revolving credit facility. In 2008, we recognized a gain of $313 on the early conversion of the $10,500 convertible notes held by the sellers of McDowell, which related to an increase in the interest rate on the notes from 4% to 5% in October 2007. In 2007, we recorded a gain on the McDowell settlement of $7,550 as a result of a negotiated reduction in the purchase price that was finalized in November 2007 (see Note 2 for additional information). Miscellaneous income/expense amounted to income of $854 for 2008 compared with income of $493 for 2007. This income was primarily due to the recognition of $300 in grant revenue from the satisfaction of all the requirements from a government grant in 2008 and the transactions impacted by changes in foreign currencies relative to the U.S. dollar.
          Income Taxes. We reflected a tax provision of $3,879 for the twelve-month period ended December 31, 2008 compared with $77 in the same period of 2007. The 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this annual report on Form 10-K. The effective consolidated tax rate for the twelve-month period ended December 31, 2008 was 22.1% compared with 1.4% for the same period in 2007. Since we have significant net operating loss carryforwards from our U.S. and U.K. operations, the cash outlay for income taxes is limited to the alternative minimum tax in 2008 in the U.S. and nominal for quite some time into the future in the U.K. The cash outlay for the alternative minimum tax in the U.S. is due to the fact that certain of our NOL carryforwards are subject to U.S. alternative minimum tax limitation, such that carryforwards can offset only 90% of alternative minimum taxable income.
          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At December 31, 2008, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At December 31, 2008, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.) We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. NOL’s and other deferred tax assets, in accordance with the accounting standards.
          We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. Our ability to utilize NOL carryforwards due to the successive ownership changes is currently limited to a minimum of approximately $12,000 annually, plus the carryover from unused portions of the annual limitations. We believe such limitation will not impact our ability to realize the deferred tax asset.
          In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2007. However, this limitation does have an impact of $559 on income taxes determined for 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see “Risk Factors” in Item 1A of this annual report.
          Net Income. Net income and earnings per diluted share were $13,663 and $0.78, respectively, for the year ended December 31, 2008, compared to net income and earnings per diluted share of $5,583 and $0.36, respectively, for the year ended December 31, 2007, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,557,000 in 2007 to 17,705,000 in 2008, mainly due to the 1,000,000 share issuance in the fourth quarter of 2007 from our limited public offering, conversion of the McDowell convertible notes into 700,000 shares of our common stock during the first quarter of 2008, stock option and warrant exercises, restricted stock grants, and potentially dilutive shares from unexercised options and convertible notes.

Twelve Months Ended December 31, 2007 Compared With the Twelve Months Ended December 31, 2006

	12 Months Ended		Increase /
	12/31/2007	12/31/2006	(Decrease)

Revenues	$137,596	$93,546	$44,050
Cost of products sold	108,822	76,103	32,719

Gross margin	28,774	17,443	11,331
Operating and other expenses	28,973	20,400	8,573

Operating income (loss)	(199)	(2,957)	2,758
Other income (expense), net	5,859	(796)	6,655

Income (loss) before taxes	5,660	(3,753)	9,413
Income tax provision	77	23,735	(23,658)

Net income (loss)	$5,583	$(27,488)	$33,071

Net income (loss) per share — basic	$0.36	$(1.84)	$2.20

Net income (loss) per share — diluted	$0.36	$(1.84)	$2.20

Weighted average shares outstanding-basic	15,316,000	14,906,000	410,000

Weighted average shares outstanding-diluted	15,557,000	14,906,000	651,000

          Revenues. Total revenues for the twelve months ended December 31, 2007 amounted to $137,596, an increase of $44,050, or 47% from the $93,546 reported for the twelve months ended December 31, 2006.
          Non-Rechargeable product sales increased $12,483, or 18%, from $67,779 in 2006 to $80,262 in 2007. The increase in revenues was mainly attributable to an increase in sales of batteries to international defense organizations, an increase in demand from automotive telematics customers, and a full year contribution from ABLE which was acquired in mid-2006, offset in part by lower 9-volt battery revenues.
          Rechargeable product revenues decreased $989, or 6%, from $17,745 in 2006 to $16,756 in 2007. The decrease in revenues was attributable to a strong prior year in which we shipped a large order of batteries and chargers for an IED jammer application.
          Sales of communications systems increased $29,707, or 400%, from $7,433 in 2006 to $37,140 in 2007. This increase in revenues was mainly attributable to a growing demand for advanced communications systems and kits sold to government/defense customers, including systems such as SATCOM-On-The-Move and other systems that provide a person with the ability to significantly extend the range of a communications radio. In addition, since McDowell was acquired in July 2006, only a partial year’s results were included in 2006.
          Design and Installation Services revenues increased $2,849, or 484%, from $589 in 2006 to $3,438 in 2007. This increase in revenues was mainly attributable to the added contributions from the acquisitions of RedBlack in September 2007 and Stationary Power in November 2007.
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

          In the Communications Systems segment, the cost of products sold increased $24,785, from $5,662 in 2006 to $30,447 in 2007, reflective of the increase in revenues. Communications Systems gross margins for 2007 were $6,693, or 18%, a decrease from 2006’s gross margin of $1,771, or 24%. The decrease in gross margin percentages was mainly related to operational issues incurred at our Waco, Texas operation shortly after the acquisition of McDowell in July 2006 that resulted in the procurement of premium cost inventory, increasing our cost of goods sold during 2007 as this inventory was sold to customers. As a result of manufacturing inefficiencies at that facility, we relocated the Waco operations to our Newark, New York facility during the second half of 2007, to instill better processes and manufacturing disciplines. The actual costs associated with this relocation were relatively modest, amounting to approximately $156. In addition, we encountered certain inefficiencies in our manufacturing process during the fourth quarter of 2007 as we ramped up our production operation to begin to fulfill certain large orders we received during the latter portion of 2007 for advanced communications systems, as we increased our workforce and trained new people on processes, procedures and systems.
          Design and Installation Services cost of sales increased $2,085, from $597 for the year ended December 31, 2006, to $2,682 in 2007. Design and Installation Services gross margins for 2007 were $756, or 22%, an increase from 2006’s gross margin of ($8), or (1)%. This increase was mainly due to varying margins realized under different technology contracts, in addition to the contribution from RedBlack and Stationary Power.
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
          We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Years ended December 31,
	2008	2007	2006

Net income (loss)	$13,663	$5,583	$(27,488)
Add: interest expense, net	930	2,184	1,298
Add: income tax provision	3,879	77	23,735
Add: depreciation expense	3,851	3,861	3,667
Add: amortization expense	2,119	2,317	1,199
Add: stock-based compensation expense	2,266	2,149	1,480
Less: gain on McDowell settlement	—	(7,550)	—
Less: gain on debt conversion	(313)	—	—

Adjusted EBITDA	$26,395	$8,621	$3,891

Liquidity and Capital Resources
Cash Flows and General Business Matters
          As of December 31, 2008, cash and cash equivalents totaled $1,878. During the twelve months ended December 31, 2008, we generated $19,058 of cash from operating activities as compared to generating $1,569 of cash for the twelve months ended December 31, 2007. The cash from operating activities generated during 2008 was mainly attributable to our pre-tax income of $13,663, plus an addback of $8,236 for non-cash expenses including depreciation, amortization and stock-based compensation. Approximately $10,499 of cash was used for working capital due mainly to increases in accounts receivable and inventories, offset by an increase in accounts payable and a decrease in prepaid expenses. For 2007, the cash generated from operating activities of $1,569 was mainly attributable to a pre-tax income of $5,583, plus an addback for non-cash expenses of depreciation, amortization and stock-based compensation of $8,327 offset by a deduction of $7,550 for the non-cash gain from the McDowell settlement agreement. Approximately $6,114 of cash was used for working capital due mainly to an increase in inventories that resulted from sizeable orders for communications systems in the latter part of 2007.
          In 2008, we used $6,958 of cash in investing activities, $3,787 of which was used to purchase fixed assets, and $3,171 of which was used in connection with the acquisition of USE, as well as a contingent purchase price payout related to the ABLE acquisition. During 2008, we used $12,723 of cash in financing activities. The financing activities included outflows of $11,204 for revolver loan repayments, $2,230 for principal payments on our term loan, capital leases, and debt we assumed from acquisitions, and purchase of treasury shares of $1,815. The financing activities included inflows of $2,526 from stock option and warrant exercises.
          Although we booked a full reserve for our deferred tax asset during the fourth quarter of 2006 and continued to carry this reserve as of December 31, 2007 and 2008, we continue to have significant U.S. NOL’s available to us to utilize as an offset to taxable income. As of December 31, 2008, none of our U.S. NOL’s have expired. During 2008, we utilized $27,682 of our U.S. NOL carryforwards such that over the next five years, there are no scheduled expirations of our U.S. NOL’s. (See Note 8 in the Notes to the Consolidated Financial Statements for additional information.)
          Inventory turnover for the year ended December 31, 2008 averaged 4.6 turns compared to 3.0 turns for 2007. The improvement in this metric is mainly due to the increased volume of sales and production activity during 2008, primarily driven by our communications systems business. Going forward, we anticipate achieving an annual rate of between 4.0 and 5.0 turns. Our Days Sales Outstanding (DSOs) was an average of 53 days for 2008, an improvement from the 2007 average of 55 days, mainly due to more favorable timing on payments received from customers in our Communications Systems segment.
          Our order backlog at December 31, 2008 was approximately $43,400. The majority of the backlog was related to orders that are expected to ship throughout 2009.
          As of December 31, 2008, we had made commitments to purchase approximately $629 of production machinery and equipment, which we expect to fund through operating cash flows.

Potential Commitments
          In October 2005, we received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead time and increase manufacturing efficiency to boost production surge capability of our BA-5390 battery during contingency operations. Under the contract, we had also purchased and pre-positioned critical long lead-time materials and subassemblies. During 2006, 2007 and 2008, we received approximately $3,077, primarily related to reimbursement for raw material inventory and the procurement of certain equipment. The funding under this contract was completed during 2008.
          We have had certain “exigent” non-bid contracts with the U.S. government that have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2008, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and are furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operation.
          From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. The Verified Complaint estimates that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimates our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 is $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint states that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 are subject to adjustment based on a forensic audit of the trust that is currently being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. While the potential of joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. As of December 31, 2008, we have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
          In connection with our acquisition of ABLE on May 19, 2006, there was an additional $500 cash payment to be made to the sellers of ABLE upon the achievement of certain performance milestones, payable in separate $250 payments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. The contingent payments were recorded as an addition to the purchase price when the performance milestones were attained. The first milestone payment was made during the fourth quarter of 2007 and the second milestone payment was made during the third quarter of 2008.
          In connection with our acquisition of McDowell, the purchase price of approximately $25,000 (consisting of $5,000 in cash and a $20,000 non-transferable convertible note to be held by the sellers of McDowell) was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. In January 2007, we made a $1,500 payment to the sellers of McDowell as partial payment for the remaining obligation and we had accrued $1,889 for the remaining final post-closing adjustment of $3,389. On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell, which resolved various operational issues that arose during the first several months following the acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible note from $20,000 to $14,000, and eliminating a $1,889 liability related to the Purchase Price Adjustment formula. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock.
          In connection with our acquisition of RedBlack on September 28, 2007, there was an additional cash payment of up to $2,000 to be made contingent upon the achievement of certain annual sales milestones through September 30, 2010. The additional cash consideration was payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. On February 9, 2009, we entered into Amendment No. 1 to the RedBlack stock purchase agreement, which eliminated the up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones provision, in exchange for a one time final payment of $1,020.
          In connection with our acquisition of Stationary Power on November 16, 2007, the purchase agreement specified an adjustment mechanism based upon Stationary Power’s closing date net worth balance relative to a previously-agreed amount of $500. The final net value of the “Net Worth”, under the stock purchase agreement, was $339, resulting in a revised initial purchase price of $9,839. In addition, there is a contingent payout of up to 100,000 shares of our common stock to be earned upon the achievement of certain post-acquisition sales milestones. Through the year ended December 31, 2008, we have issued no shares of our common stock relating to this contingent consideration.
          In connection with our acquisition of RPS on November 16, 2007, on the achievement of certain post-acquisition sales milestones, we will pay the previous owners of RPS, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to Stationary Power, which historically have comprised substantially all of RPS’s sales. Through the year ended December 31, 2008, we have recorded $49 in contingent cash consideration.
          In connection with our acquisition of USE on November 10, 2008, there is a contingent payout of up to 200,000 unregistered shares of our common stock to be earned upon the achievement of certain post-acquisition financial milestones. Through the year ended December 31, 2008, we have issued no shares of our common stock relating to this contingent consideration.
Debt and Lease Commitments
          At December 31, 2008, we had outstanding capital lease obligations of $437.
          As of December 31, 2008, our primary credit facility consisted of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including all of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. As of December 31, 2008, the revolver loan commitment was $22,500. Availability under the revolving credit component is subject to meeting certain financial covenants, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, was based upon either the current prime rate, or a LIBOR rate plus 250 basis points.
          On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2006, the adjusted rate was 6.98%. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48% Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2008 resulted in a liability of $12, all of which was reflected as a short-term liability.
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
          Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the banks. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amended the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. As of December 31, 2008, we were in compliance with all of the credit facility covenants, as amended.
          As of December 31, 2008, we had $1,167 outstanding under the term loan component of our credit facility with our primary lending bank and $-0- was outstanding under the revolver component. At December 31, 2008, the interest rate on the revolver component was 3.25%. As of December 31, 2008, the revolver arrangement provided for up to $22,500 of borrowing capacity, including outstanding letters of credit. At December 31, 2008, we had no outstanding letters of credit related to this facility, as amended April 23, 2008, leaving $22,500 of additional borrowing capacity.
          On January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the

“Lenders”). The Restated Credit Agreement reflects the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increases the current revolver loan commitment from $22,500 to $35,000, (ii) extends the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modifies the interest rate, and (iv) modifies certain covenants. The rate of interest is based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term is defined in the Restated Credit Agreement, within a predetermined grid, which is dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter is greater than or less than zero. Generally, borrowings under the Restated Credit Agreement will bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modifies the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio.
          Previously our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), had a revolving credit facility with a commercial bank in the U.K. This credit facility provided our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility were collateralized with that company’s outstanding accounts receivable balances. During the second quarter of 2008, this credit facility was terminated. The Ultralife UK operations will be funded by operating cash flows and cash advances from Ultralife Corporation, if necessary.
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
Equity Transactions
          During 2008, 2007 and 2006, we issued approximately 305,000, 204,000, and 200,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $2,526 in 2008, $1,314 in 2007 and $1,231 in 2006 in cash proceeds as a result of these transactions.
          During 2008, 2007 and 2006, we issued restricted stock awards of -0-, 51,548 and 85,668 shares of our common stock, respectively, to certain officers and directors, with various vesting schedules related to time and performance. At December 31, 2008, 67,352 shares had vested.
          During 2008, 2007 and 2006, we issued 12,737, -0- and -0- unrestricted shares of common stock, respectively, to directors.
          In November 2007, we completed a limited public offering, whereby 1,000,000 shares of our common stock were issued. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the Stationary Power acquisition cash payment, $3,500 was used as a prepayment on the subordinated convertible notes that were issued as partial consideration for the McDowell acquisition, and $1,000 was used as a repayment of borrowings outstanding under our credit facility used to fund the RedBlack acquisition. The remainder of the proceeds was used for general working capital purposes.
          In connection with our May 2006 stock purchase of ABLE, we issued a combination of shares and warrants exercisable for shares of our common stock to the previous owners of ABLE as part of the purchase price. The equity portion of the purchase price consisted of 96,247 shares of our common stock valued at $1,000, based on the closing price of the stock on the closing date of the acquisition, and 100,000 stock warrants with a five-year term valued at $526, for a total equity consideration of $1,526. In January 2008, 82,000 warrants were exercised.
          In connection with our July 2006 acquisition of substantially all of the assets of McDowell, we issued to McDowell a non-transferable, subordinated convertible promissory note in the principal amount of $20,000 as part of the purchase price. The $20,000 convertible note carried a five-year term, an annual interest rate of 4% and was convertible at $15 per share into 1.33 million shares of our common stock, with a forced conversion feature, at our option, at any time after the

30-day average closing price of our common stock exceeded $17.50 per share. The conversion price was subject to adjustment as defined in the subordinated convertible promissory note. Interest was payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on July 3, 2011. In April 2007, in connection with its dissolution, McDowell distributed the convertible note to its previous owners in proportion to their ownership interests, resulting in six separate convertible notes aggregating to $20,000. On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell, which resolved various operational issues that arose during the first several months following the acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible notes from $20,000 to $14,000, and eliminating the $1,889 liability related to the purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. In January 2008, the convertible notes were converted in full into 700,000 shares of our common stock.
          In connection with our November 2007 acquisition of all of the issued and outstanding shares of common stock of Stationary Power, we issued, to the previous owner of Stationary Power, a subordinated convertible promissory note in the principal amount of $4,000 as part of the purchase price. The $4,000 convertible note carries a three-year term, an annual interest rate of 5% and is convertible at $15 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. The conversion price is subject to adjustment as defined in the subordinated convertible promissory note. Interest is payable quarterly in arrears, with all unpaid accrued interest and outstanding principal due in full on November 16, 2010. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock.
          In connection with our November 2007 acquisition of all of the issued and outstanding shares of common stock of RPS, we issued 100,000 shares of our common stock valued at $1,383.
          In connection with our November 2008 acquisition of certain assets of USE, on the achievement of certain post-acquisition financial milestones, we will issue up to an aggregate amount of 200,000 unregistered shares of our common stock.
          We utilized securities as consideration in these transactions in part to reduce the need to draw on the liquidity provided by our cash and cash equivalents and revolving credit facility.
          In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases may be made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases will be made in compliance with Securities and Exchange Commission guidelines and will be subject to market conditions, applicable legal requirements, and other factors. We have no obligation under the program to repurchase shares and the program may be suspended or discontinued at any time without prior notice. We intend to fund the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, if necessary. As of December 31, 2008, approximately $8,185 remained of the $10,000 approved repurchase amount.
Other Matters
          We continue to be optimistic about our future prospects and growth potential. We continually explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us. In the event that we are unable to finance our operations with the internally generated funds or through the use of additional financing that currently is available to us, we may need to seek additional credit or access capital markets for additional funds. We can provide no assurance, given the current state of credit markets, that we would be successful in this regard.
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
Contractual Obligations

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Long-Term Debt Obligations	$5,658	$1,305	$4,262	$91	$—
Expected Interest Payments	539	291	236	12	—
Capital Lease Obligations	437	120	243	74	—
Operating Lease Obligations	2,227	869	955	403	—
Purchase Obligations	26,455	26,455	—	—	—

Total	$35,316	$29,040	$5,696	$580	$—

          Expected interest payments are calculated assuming a 6.48% annual rate on outstanding debt principal, 3.25% annual rate on the outstanding revolver balance, plus associated fees related to the our credit facility; the applicable annual interest rates ranging from 0.00% to 12.02% for various notes payable for equipment and vehicles; and a 5.00% annual rate on the outstanding principal related to the subordinated convertible notes payable. Purchase obligations consist of commitments for property, plant and equipment, open purchase orders for materials and supplies, and other general commitments for various service contracts.
Off-Balance Sheet Arrangements
          The Company has no off-balance sheet arrangements.
Outlook
          Based on current visibility, management expects revenue for the full year of 2009 to be at least $250,000 with operating income of approximately $20,000, based on our outlook for order opportunities and strong demand for the our products and services. Management expects strong 2009 revenue growth in its Rechargeable Products segment, in addition to year-over-year increases in the Non-Rechargeable Products and Design and Installation Services segments. Management expects another strong year in 2009 for Communications Systems, though it expects less revenue as the large orders for advanced communications systems that were shipped in 2008 are not expected to reoccur at the same level.
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

Service Contracts — Revenue from the sale of installation services is recognized upon customer acceptance, generally the date of installation. Revenue from fixed price engineering contracts is recognized on a proportional method, measured by the percentage of actual costs incurred to total estimated costs to complete the contract. Revenue from time and material engineering contracts is recognized as work progresses through monthly billings of time and materials as they are applied to the work pursuant to the terms in the respective contract. Revenue from customer maintenance agreements is recognized using the straight-line method over the term of the related agreements, which range from six months to three years.
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
Deferred Revenue — For each source of revenues, we defer recognition if: i) evidence of an agreement does not exist, ii) delivery or service has not occurred, iii) the selling price is not fixed or determinable, or iv) collectability is not reasonably assured.
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
In December 2006, we placed a full valuation allowance on our deferred tax assets arising from our conclusion that it was more likely than not that we would not be able to utilize our U.S. NOL’s that had accumulated over time. The recognition of the full valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative, including recent historical net income/losses, income/losses on a cumulative three-year basis; and as well as other objective evidence. As of December 31, 2007, we continued to recognize a full valuation allowance on our deferred tax assets, based on a consistent evaluation methodology that was used for 2006 and arising from our conclusion that it is more likely than not that we would not be able to utilize our U.S. NOL’s that have accumulated over time. As of December 31, 2008, we continue to recognize a valuation allowance on our deferred tax assets to the extent they are not able to be offset by future reversing temporary differences. The assessment of the realizability of the of the U.S. NOL was based on a number of factors including, our history of net operating losses, the volatility of the company’s earnings, our historical operating volatility and our historical ability to accurately forecast earnings for future periods as well the increased uncertainty of the general business climate as of the end of 2008. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under SFAS No. 109. Achieving business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset. (See Note 8 in the Notes to the Consolidated Financial Statements for additional information.)
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
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The SEC approved the amendments on September 15, 2008; therefore, SFAS No. 162 was effective November 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.

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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure; (ii) information about the volume of derivative activity; (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract; and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
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

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”). The FSP delayed, for one year, the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 157 effective January 1, 2009. We expect the adoption of the deferred provisions of SFAS No. 157 to impact the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements, except for the additional disclosures that will be required.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)
          We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligation. In July 2004, we hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of our credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and is adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of December 31, 2008, a one basis point change in the Eurodollar spread would have a less than $1 value change.
          We are subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. In the year ended December 31, 2008, approximately 97% of our sales were denominated in U.S. dollars. The remainder of our sales was denominated in U.K. pounds sterling, euros, Australian dollars, Canadian dollars, Indian rupee and Chinese yuan renminbi. A 10% change in the value of the pound sterling, the euro, Australian dollar, Canadian dollar, the rupee or the yuan renminbi to the U.S. dollar would have impacted our revenues in that period by less than 1%. We monitor the relationship between the U.S. dollar and other currencies on a continuous basis and adjust sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.
          We maintain manufacturing operations in North America, Europe and Asia, and export products internationally. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, which is translated into U.S. dollars for our consolidated financial statements. A 10% change in local currency relative to the U.S. dollar would have impacted our consolidated income before taxes by approximately $265, or approximately 2%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 49.

Page
Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP	48
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007	49
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	50
Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006	51
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	52
Notes to Consolidated Financial Statements	53
Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts	95

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ultralife Corporation
Newark, New York
We have audited the accompanying consolidated balance sheets of Ultralife Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultralife Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Troy, Michigan
March 12, 2009

ULTRALIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,878	$2,245
Trade accounts receivable, net of allowance for doubtful accounts of $1,086 and $485, respectively	30,588	26,540
Inventories	40,465	35,098
Deferred tax asset — current	441	309
Prepaid expenses and other current assets	1,801	4,101

Total current assets	75,173	68,293

Property, plant and equipment, net	18,465	19,365

Other assets:
Goodwill	22,943	21,180
Intangible assets, net	12,925	13,113
Security deposits	81	97

	35,949	34,390

Total Assets	$129,587	$122,048

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$1,425	$13,423
Accounts payable	20,255	18,326
Income taxes payable	582	—
Accrued compensation	917	974
Accrued vacation	627	928
Deferred revenue	4,534	2,809
Other current liabilities	3,896	5,372

Total current liabilities	32,236	41,832

Long-term liabilities:
Debt and capital lease obligations	4,670	16,224
Deferred tax liability	3,894	455
Other long-term liabilities	634	530

Total long-term liabilities	9,198	17,209

Commitments and contingencies (Note 6)

Minority interest in equity of subsidiaries	21	—

Shareholders’ equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,227,009 and 17,208,862, respectively	1,815	1,712
Capital in excess of par value	167,259	152,070
Accumulated other comprehensive income (loss)	(1,930)	69
Accumulated deficit	(74,780)	(88,443)

	92,364	65,408

Less —Treasury stock, at cost - 942,202 and 728,690 shares outstanding, respectively	4,232	2,401

Total shareholders’ equity	88,132	63,007

Total Liabilities and Shareholders’ Equity	$129,587	$122,048

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues	$254,700	$137,596	$93,546
Cost of products sold	197,757	108,822	76,103

Gross margin	56,943	28,774	17,443

Operating expenses:
Research and development (including $633, $1,027 and $619 of amortization of intangible assets, respectively)	8,138	7,000	5,097
Selling, general, and administrative (including $1,486, $1,290 and $580 of amortization of intangible assets, respectively)	31,500	21,973	15,303

Total operating expenses	39,638	28,973	20,400

Operating income (loss)	17,305	(199)	(2,957)

Other income (expense):
Interest income	37	50	126
Interest expense	(967)	(2,234)	(1,424)
Gain on insurance settlement	39	—	191
Gain on McDowell settlement	—	7,550	—
Gain on debt conversion	313	—	—
Minority interest in loss of subsidiaries	38	—	—
Miscellaneous income	777	493	311

Income (loss) before income taxes	17,542	5,660	(3,753)

Income tax provision — current	582	—	—
Income tax provision — deferred	3,297	77	23,735

Total income taxes provision	3,879	77	23,735

Net income (loss)	$13,663	$5,583	$(27,488)

Earnings (loss) per share — basic	$0.79	$0.36	$(1.84)

Earnings (loss) per share — diluted	$0.78	$0.36	$(1.84)

Weighted average shares outstanding — basic	17,230	15,316	14,906

Weighted average shares outstanding — diluted	17,705	15,557	14,906

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)

				Accumulated Other
				Comprehensive Income (Loss)
				Foreign
	Common Stock		Capital in	Currency	Other
	Number		excess of	Translation	Unrealized	Accumulated	Treasury
	of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Total
Balance as of December 31, 2005	15,471,446	$1,547	$130,530	$(1,114)	$60	$(66,538)	$(2,378)	$62,107

Comprehensive loss:
Net loss						(27,488)		(27,488)
Other comprehensive income (loss):
Foreign currency translation adjustments				743				743
Unrealized loss on interest rate swap arrangements					(10)			(10)

Other comprehensive income								733

Comprehensive loss								(26,755)

Stock-based compensation related to stock options			1,320					1,320
Shares issued and compensation under restricted stock grants	85,668	1	159					160
Shares and stock warrants issued in connection with ABLE acquisition	96,247	10	1,516					1,526
Shares issued under stock option and warrant exercises	199,945	20	1,211					1,231

Balance as of December 31, 2006	15,853,306	$1,578	$134,736	$(371)	$50	$(94,026)	$(2,378)	$39,589

Comprehensive income:
Net income						5,583		5,583
Other comprehensive income (loss):
Foreign currency translation adjustments				437				437
Unrealized loss on interest rate swap arrangements					(47)			(47)

Other comprehensive income								390

Comprehensive income:								5,973

Stock-based compensation related to stock options			1,648					1,648
Shares issued and compensation under restricted stock grants	51,548	4	497				(23)	478
Shares issued in connection with RPS acquisition	100,000	10	1,373					1,383
Shares issued in connection with limited public offering, net of expenses	1,000,000	100	12,522					12,622
Shares issued under stock option exercises	204,008	20	1,294					1,314

Balance as of December 31, 2007	17,208,862	$1,712	$152,070	$66	$3	$(88,443)	$(2,401)	$63,007

Comprehensive income:
Net income						13,663		13,663
Other comprehensive income (loss):
Foreign currency translation adjustments				(1,984)				(1,984)
Unrealized loss on interest rate swap arrangements					(15)			(15)

Other comprehensive loss								(1,999)

Comprehensive income:								11,664

Stock-based compensation related to stock options			1,700				(16)	1,684
Stock-based compensation related to restricted stock grants	—	—	442					442
Shares purchased in connection with stock repurchase program	—	—	—				(1,815)	(1,815)
Shares issued in connection with conversion of convertible notes payable	700,000	70	10,430					10,500
Shares issued to directors	12,737	1	123					124
Shares issued under stock option and warrant exercises	305,410	32	2,494					2,526

Balance as of December 31, 2008	18,227,009	$1,815	$167,259	$(1,918)	$(12)	$(74,780)	$(4,232)	$88,132

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$13,663	$5,583	$(27,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of financing fees	3,851	3,861	3,667
Amortization of intangible assets	2,119	2,317	1,199
Loss on asset disposal	39	37	152
Gain on insurance settlement	(39)	—	(191)
Foreign exchange gain	(399)	(425)	(285)
Gain on McDowell settlement	—	(7,550)	—
Gain on debt conversion	(313)	—	—
Non-cash stock-based compensation	2,266	2,149	1,480
Minority interest in loss of subsidiaries	(38)	—	—
Changes in deferred income taxes	3,297	77	23,735
Provision for loss on accounts receivable	1,086	101	74
Provision for inventory obsolescence	2,850	1,323	90
Provision for warranty charges	1,010	210	131
Provision for workers’ compenstion obligation	—	—	350
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,507)	83	(8,866)
Inventories	(9,170)	(7,348)	(2,366)
Prepaid expenses and other current assets	2,530	(1,157)	143
Insurance receivable relating to fires	202	682	602
Income taxes payable	582	—	19
Accounts payable and other liabilities	864	1,626	7,705

Net cash provided by operating activities	19,058	1,569	151

INVESTING ACTIVITIES
Purchase of property and equipment	(3,787)	(2,073)	(1,455)
Payment for acquired companies, net of cash acquired	(3,171)	(8,678)	(7,013)

Net cash used in investing activities	(6,958)	(10,751)	(8,468)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(11,204)	3,308	6,475
Proceeds from issuance of common stock	2,526	13,936	1,231
Principal payments on debt and capital lease obligations	(2,230)	(6,817)	(2,046)
Purchase of treasury stock	(1,815)	—	—

Net cash provided by (used in) financing activities	(12,723)	10,427	5,660

Effect of exchange rate changes on cash	256	280	163

Change in cash and cash equivalents	(367)	1,525	(2,494)

Cash and cash equivalents at beginning of period	2,245	720	3,214

Cash and cash equivalents at end of period	$1,878	$2,245	$720

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$934	$2,175	$992

Cash paid for income taxes	$—	$—	$5

Noncash investing and financing activities:
Issuance of common stock and stock warrants for acquired companies	$—	$1,383	$1,526

Issuance of convertible notes payable for acquired companies	$—	$4,000	$20,000

Purchase of property and equipment via capital lease payable	$98	$545	$—

Conversion of convertible notes into shares of common stock	$10,500	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)
Note 1 — Summary of Operations and Significant Accounting Policies
a. Description of Business
          We offer products and services ranging from portable and standby power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, standby power systems, communications and electronics systems and accessories, and custom engineered systems, solutions and services. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments.
b. Principles of Consolidation
          The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of Ultralife Corporation (formerly Ultralife Batteries, Inc.), our wholly owned subsidiaries, Ultralife Batteries (UK) Ltd., ABLE New Energy Co., Limited, and its wholly-owned subsidiary ABLE New Energy Co., Ltd., McDowell Research Co., Inc., RedBlack Communications, Inc. (formerly Innovative Solutions Consulting, Inc.), Stationary Power Services, Inc. and RPS Power Systems, Inc. (formerly Reserve Power Systems, Inc.), and our majority owned subsidiary Ultralife Batteries India Private Limited. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for using the equity method, if our interest is greater than 20%. Investments in entities in which we have less than a 20% ownership interest are accounted for using the cost method.
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

          Changes in our allowance for doubtful accounts during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Balance at beginning of year	$485	$447	$458
Amounts charged (credited) to expense	675	101	74
Amounts charged (credited) to other accounts	(11)	6	—
Uncollectible accounts written-off, net of recovery	(63)	(69)	(85)

Balance at end of year	$1,086	$485	$447

g. Inventories
          Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.
h. Property, Plant and Equipment
          Property, plant and equipment are stated at cost. Estimated useful lives are as follows:

Buildings	10 - 20 years
Machinery and Equipment	5 - 10 years
Furniture and Fixtures	3 - 10 years
Computer Hardware and Software	3 - 5 years
Leasehold Improvements	Lesser of useful life or lease term
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
i. Long-Lived Assets, Goodwill and Intangibles
          We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. During the year ended December 31, 2008, we recorded an impairment on long-lived assets of $138, in connection with our restructuring of the U.K. facility operations. We did not record any impairment of long-lived assets in the years ended December 31, 2007 or 2006.
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
          Based on the current preliminary valuations for amortizable intangible assets acquired in the USE acquisition during 2008, and the final valuations for amortizable intangible assets acquired in the RedBlack and Stationary Power acquisitions during 2007 and the ABLE and McDowell acquisitions during 2006, we project our amortization expense will be approximately $1,632, $1,207, $980, $794 and $651 for the fiscal years ending December 31, 2009 through 2013, respectively.

j. Translation of Foreign Currency
          The financial statements of our foreign affiliates are translated into U.S. dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”, with translation adjustments recorded as a component of accumulated other comprehensive income. Exchange gains (losses) relate to foreign currency transactions included in net income (loss) for the years ended December 31, 2008, 2007 and 2006 were $399, $425, and $285, respectively.
k. Revenue Recognition
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
          Services — Revenue from the sale of installation services is recognized upon customer acceptance, generally the date of installation. Revenue from fixed price engineering contracts is recognized on a proportional method, measured by the percentage of actual costs incurred to total estimated costs to complete the contract. Revenue from time and material engineering contracts is recognized as work progresses through monthly billings of time and materials as they are applied to the work pursuant to the terms in the respective contract. Revenue from customer maintenance agreements is recognized using the straight-line method over the term of the related agreements, which range from six months to three years.
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
          Deferred Revenue — For each source of revenues, we defer recognition if: i) evidence of an agreement does not exist, ii) delivery or service has not occurred, iii) the selling price is not fixed or determinable, or iv) collectability is not reasonably assured.
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
n. Advertising Expenses
          Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $940, $443, and $320 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
          A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. For the year ended December 31, 2008, we continued to recognize a full valuation allowance on our deferred tax asset to the extent they are not able to be offset by future reversing temporary differences, based on a consistent evaluation methodology that was used for 2006 and 2007. As of December 31, 2008 we continue to recognize a valuation allowance for our deferred tax assets to the extent they are not able to be offset by future reversing temporary differences. The assessment of the realizability of the U.S. NOL was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the increased uncertainty of the general business climate as of the end of 2008. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under SFAS No. 109. For the years ended December 31, 2006 and 2007, we recorded a full valuation allowance on our net deferred tax asset, due to the determination that it was more likely than not that we would not be able to utilize these benefits in the future. Because of the negative evidence at December 31, 2006 and 2007, such as our operating results during the most recent historical periods, our cumulative loss during our most recent three-year period, and uncertainty of future earnings, we determined the need for a full valuation allowance under SFAS No. 109. A valuation allowance was required for the years ended December 31, 2008, 2007 and 2006 related to our U.K. subsidiary due to the history of losses at that facility.
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
r. Concentration Related to Customers and Suppliers
          During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively. During the year ended December 31, 2007, we had three major customers, the U.S. Department of Defense, the U.K. Ministry of Defence and Raytheon Company, which comprised 14%, 12%, and 13% of our revenue, respectively. During the year ended December 31, 2006, we had one major customer, the U.S. Department of Defense, which comprised 20% of our revenue. There were no other customers that comprised greater than 10% of our total revenues during the years ended December 31, 2008, 2007 and 2006.
          We have two customers that comprised 36% of our trade accounts receivables as of December 31, 2008. We have two customers that comprised 42% of our trade accounts receivable as of December 31, 2007. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2008 and 2007.
          Currently, we do not experience significant seasonal trends in non-rechargeable product revenues. However, a downturn in the U.S. economy, such as the one that we are currently experiencing, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower sales for us to this market segment. The smoke detector OEM market segment comprised approximately 8% of total non-rechargeable revenues in 2008. Additionally, lower demand from the U.S., U.K. and other foreign governments could result in lower sales to defense and government users.
          We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. Department of Defense have been substantial during 2008, 2007 and 2006, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.

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
s. Fair Value of Financial Instruments
          On January 1, 2008, we partially adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”). The FSP delayed, for one year, the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of SFAS No. 157. We adopted the remaining provisions of SFAS No. 157 effective January 1, 2009. We expect the adoption of the deferred provisions of SFAS No. 157 to impact the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements, except for the additional disclosures that will be required.
          SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2008 and 2007. Fair values have been determined through information obtained from market sources.
t. Derivative Financial Instruments
          Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of our interest rate swap at December 31, 2008 and 2007 resulted in a liability of $12 and an asset of $4, respectively, all of which was reflected as short term.
u. Earnings (Loss) Per Share
          We account for earnings (loss) per common share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires the reporting of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding for the period. Diluted EPS includes the dilutive effect of securities, if any, calculated using the treasury stock method. There were 1,301,383 outstanding stock options, warrants and restricted stock awards as of December 31, 2008 that were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 421,988 outstanding stock options, warrants and restricted stock awards and 320,513 shares of common stock reserved under convertible notes payable were included in the dilution computation for the year ended December 31, 2008. There were 1,573,325 and 1,915,471 outstanding stock options, warrants and restricted stock awards as of December 31, 2007 and 2006, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 966,667 and 1,333,333 shares of common stock at December 31, 2007 and 2006, respectively reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 392,041 outstanding stock options, warrants and restricted stock awards was included in the dilution computation for the year ended December 31, 2007. For year ended December 31, 2006, diluted earnings (loss) per share was the equivalent of basic earnings (loss) per share due to the net loss. (See Note 7)

The computation of basic and diluted earnings per share is summarized as follows:

	Year Ended December 31,

	2008	2007	2006

Net Income (Loss) (a)	$13,663	$5,583	$(27,488)
Effect of Dilutive Securities:
Convertible Notes Payable	215	—	—

Net Income (Loss) — Adjusted (b)	$13,878	$5,583	$(27,488)

Average Shares Outstanding — Basic (c)	17,230	15,316	14,906
Effect of Dilutive Securities:
Stock Options / Warrants	130	222	—
Restricted Stock Awards	24	19	—
Convertible Notes Payable	321	—	—

Average Shares Outstanding — Diluted (d)	17,705	15,557	14,906

EPS — Basic (a/c)	$0.79	$0.36	$(1.84)
EPS — Diluted (b/d)	$0.78	$0.36	$(1.84)
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
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The SEC approved the amendments on September 15, 2008; therefore, SFAS No. 162 was effective November 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure; (ii) information about the volume of derivative activity; (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract; and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
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

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”). The FSP delayed, for one year, the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 157 effective January 1, 2009. We expect the adoption of the deferred provisions of SFAS No. 157 to impact the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements, except for the additional disclosures that will be required.
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
U.S. Energy Systems, Inc. and U.S. Power Services, Inc.
          On November 10, 2008, we acquired certain assets of U.S. Energy Systems, Inc., and its services affiliate U.S. Power Services, Inc. (“USE” collectively), a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. The acquired assets of USE are being incorporated into our Stationary Power subsidiary.
          Under the terms of the asset purchase agreements for USE, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain post-acquisition financial milestones over a period of up to four years, we will issue up to an aggregate amount of 200,000 unregistered shares of our common stock. The contingent stock issuances will be recorded as an addition to the purchase price when the financial milestones are attained. We incurred $62 in acquisition related costs, which are included in the initial cost of the USE investment of $2,927.
          The results of operations of USE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $1,816 was recorded as goodwill in the amount of $1,111. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill will be assigned to the Design and Installation Services segment and is expected to be fully deductible for income tax purposes.
          The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—

Total current assets	—
Property, plant and equipment, net	276
Goodwill	1,111
Intangible Assets:
Trademarks	383
Patents and Technology	130
Customer Relationships	1,354

Total assets acquired	3,254

LIABILITIES
Current liabilities:
Current portion of long-term debt	56
Other current liabilities	43

Total current liabilities	99
Long-term liabilities:
Debt	228

Total liabilities assumed	327

Total Purchase Price	$2,927

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
2007 Acquisitions
RedBlack Communications, Inc. (formerly Innovative Solutions Consulting, Inc.)
          On September 28, 2007, we finalized the acquisition of all of the issued and outstanding shares of common stock of Innovative Solutions Consulting, Inc. (“ISC”), a provider of a wide range of engineering and technical services for communication electronic systems to government agencies and prime contractors. In January 2008, we renamed ISC to RedBlack Communications, Inc. (“RedBlack”). RedBlack is located in Hollywood, Maryland.
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
          On February 9, 2009, we entered into Amendment No. 1 to the RedBlack stock purchase agreement, which eliminated the up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones provision, in exchange for a one time final payment of $1,020. The one time final payment of $1,020 was made in February 2009, and will result in an increase to goodwill of $838 (net of the $182 amount that was accrued during the third quarter of 2008) in the first quarter of 2009, and a revised total cost of the investment of $2,104.
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
          The following table summarizes the unaudited pro forma financial information for the periods indicated as if the RedBlack acquisition had occurred at the beginning of the period being presented. The pro forma information contains the actual combined results of RedBlack and us, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets; and the impact on interest expense in connection with funding the cash portion of the acquisition purchase price. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Years Ended December 31,
(in thousands, except per share data)	2007	2006

Revenues	$139,698	$97,284

Net Income (Loss)	$5,107	$(28,987)

Earnings (Loss) per share — Basic	$0.33	$(1.94)
Earnings (Loss) per share — Diluted	$0.33	$(1.94)
Stationary Power Services, Inc. and Reserve Power Systems, Inc.
          On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power Services, Inc. (“Stationary Power”), an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. Stationary Power is located in Clearwater, Florida. Immediately prior to the closing of the Stationary Power acquisition, Stationary Power distributed the real estate assets, along with the corresponding mortgage payable, to the original owner of Stationary Power, as these assets and corresponding liability were not part of our acquisition of Stationary Power. Also on November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Reserve Power Systems, Inc., a supplier of lead acid batteries primarily for use by Stationary Power in the design and installation of standby power systems. In June 2008, we renamed Reserve Power Systems, Inc. to RPS Power Systems, Inc. (“RPS”). Stationary Power and RPS were previously affiliated companies due to common ownership interests.
          Under the terms of the stock purchase agreement for Stationary Power, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the previous owner of Stationary Power. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. The initial purchase price was subject to a post-closing adjustment based on a final valuation of “Net Worth” on the date of closing, using a base of $500. The final net value of the “Net Worth”, under the stock purchase agreement, was $339, resulting in a revised initial purchase price of $9,839. As of December 31, 2008, we have accrued $161 for this receivable, which is included in the prepaid expenses and other current assets line on our Consolidated Balance Sheet. In July 2008, William Maher, former owner of Stationary Power, delivered his promissory note to us in connection with the “Net Worth” adjustment for $161. The promissory note bears interest at the rate of 5% per year and is payable in full, including any unpaid interest thereon, no later than December 31, 2008. In January 2009, we received payment in full for this receivable, including all unpaid accrued interest.
          The $6,000 cash payment was financed by a portion of the net proceeds from a limited public offering that we completed on November 16, 2007, whereby 1,000,000 shares of our common stock were issued. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the Stationary Power cash payment. The $4,000 subordinated convertible promissory note carries a three-year term, bears interest at the rate of 5% per year and is convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including SFAS No. 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and concluded that this feature should not be separately accounted for as a derivative. During the third quarter of 2008, we made an election under Section 338(h)(10) of the Internal Revenue Code in relation to Stationary Power, and in accordance with the provisions of the purchase agreement, we made payments of $19 and have accrued for a payment of $35, totaling $54, to the sellers of Stationary Power to make them substantially whole from a tax perspective. These additional payments are part of the total purchase price, and as such, this adjustment to the purchase price resulted in an increase to goodwill of $54. The accrued payment of $35 is included in the other current liabilities line on our Consolidated Balance Sheet. We incurred $113 in acquisition related costs, which are included in the cost of the Stationary Power investment of $10,006. During the fourth quarter of 2008, $1 of additional acquisition costs were incurred, which resulted in an increase to goodwill of $1.
          Under the terms of the stock purchase agreement for RPS, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the operating plan, as such term is defined in the stock purchase agreement, and 10% of sales that exceed the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to Stationary Power, which historically have comprised substantially all of RPS’s sales. No contingent cash consideration was recorded for 2007. During 2008, we have accrued $49 for the 2008 portion of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet. During the fourth quarter of 2008, this accrual was increased by $19, which resulted in an increase to goodwill of $19.
          The results of operations of Stationary Power and RPS and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $5,940 (including $111 of cash) was recorded as goodwill in the amount of $5,498. The acquired goodwill has been assigned to the Design and Installation Services and the Rechargeable Products segments and is expected to be fully deductible for income tax purposes.
          The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$111
Trade accounts receivables, net	1,594
Inventories	1,687
Prepaid expenses and other current assets	52

Total current assets	3,444
Property, plant and equipment, net	324
Goodwill	5,498
Intangible Assets:
Trademarks	1,300
Patents and Technology	440
Customer Relationships	4,600
Other Assets:
Security deposits	12

Total assets acquired	15,618

LIABILITIES
Current liabilities:
Current portion of long-term debt	1,277
Accounts payable	1,958
Other current liabilities	788

Total current liabilities	4,023
Long-term liabilities:
Debt	137
Other long-term liabilities	20

Total liabilities assumed	4,180

Total Purchase Price	$11,438

          Trademarks have an indefinite life and are not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of nineteen years.
          In connection with the Stationary Power acquisition, we entered into an operating lease agreement for real property in Clearwater, Florida with a company partially owned by William Maher, former owner of Stationary Power and who joined the company as an employee following the completion of the Stationary Power acquisition. The lease term is for three years and expires on November 15, 2010. The lease has a base annual rent of approximately $144, based on current market rates at the lease inception, payable in monthly installments. In addition to the base annual rate, we are obligated to pay the real estate and personal property taxes associated with the facility. Under the terms of the lease, we have the right to extend the lease for one additional three-year term, with the base annual rent, applicable to the extension, of approximately $147. During the first quarter of 2009, Mr. Maher resigned from his position.
          The following table summarizes the unaudited pro forma financial information for the periods indicated as if the Stationary Power and RPS acquisitions had occurred at the beginning of the period being presented. Because Stationary Power and RPS were under common control as of the date of these acquisitions, the pro forma information contains the actual combined results of Stationary Power and RPS and us, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets; the interest expense incurred relating to the convertible note payable issued in connection with the acquisition purchase price; interest expense that would not have been incurred for the mortgage payable that was not assumed by us in the Stationary Power acquisition; the elimination of the sales and purchases between Stationary Power and RPS and us; and rent expense that would have been incurred for the building that was not acquired by us in the Stationary Power acquisition, net of the reduction in depreciation expense for the building. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Years Ended December 31,
(in thousands, except per share data)	2007	2006

Revenues	$144,356	$102,484

Net Income (Loss)	$5,393	$(26,887)

Earnings (Loss) per share — Basic	$0.34	$(1.74)
Earnings (Loss) per share — Diluted	$0.33	$(1.74)
2006 Acquisitions
ABLE New Energy Co., Ltd.
          On May 19, 2006, we acquired 100% of the equity securities of ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries. ABLE is located in Shenzhen, China. With more than 50 products, including a wide range of lithium-thionyl chloride and lithium-manganese dioxide batteries and coin cells, this acquisition broadened our expanding portfolio of high-energy power sources, enabling us to further penetrate large and emerging markets such as remote meter reading, RFID (Radio Frequency Identification) and other markets that will benefit from these chemistries. We expect this acquisition will strengthen our global presence, facilitate our entry into the rapidly growing Chinese market, and improve our access to lower material and manufacturing costs.
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
          The following table represents the revised, final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash and cash equivalents	$104
Trade accounts receivables, net	318
Inventories	737
Prepaid expenses and other current expenses	73

Total current assets	1,232
Property, plant and equipment, net	740
Goodwill	1,817
Intangible Assets:
Trademarks	90
Patents and technology	390
Customer relationships	820
Distributor relationships	300
Non-compete agreements	40

Total assets acquired	5,429

LIABILITIES
Current liabilities:
Accounts payable	1,085
Other current liabilities	110

Total current liabilities	1,195
Long-term liabilities:
Other long-term liabilities	65
Deferred tax liability	84

Total liabilities assumed	1,344

Total Purchase Price	$4,085

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
McDowell Research, Ltd.
          On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories. McDowell was located originally in Waco, Texas, with the operations having been relocated to the Newark, New York facility during the second half of 2007.
          Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers of McDowell. The purchase price was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. A cash payment of $1,500 was made to the sellers during the first quarter of 2007 and we had accrued $1,889 for the remaining final post-closing adjustment of $3,389.
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
          On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to the initial purchase price of that company, which related to various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement reduced the overall purchase price by approximately $7,900, by reducing the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminating a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the purchase price reduction, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with SFAS No. 141. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
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

          In connection with the McDowell acquisition, we entered into an operating lease agreement for real property in Waco, Texas with a partnership that is 50% owned by Thomas Hauke, who joined us as an executive officer following the completion of the McDowell acquisition. The lease term was for one year, with annual rent of $227, payable in monthly installments. This lease was extended and on November 1, 2007, we entered into a new operating lease agreement on a month-to-month basis for $10 per month, due to a reduction in total square feet being utilized. This lease ended during the second quarter of 2008. During the first quarter of 2007, Mr. Hauke resigned from his position.
          The following table summarizes the unaudited pro forma financial information for the periods indicated as if the McDowell acquisition had occurred at the beginning of the period being presented. The pro forma information contains the actual combined results of McDowell and us, with the results prior to the acquisition date including pro forma impact of: the amortization of the acquired intangible assets; the interest expense incurred relating to the convertible note payable issued in connection with the acquisition purchase price; the elimination of the sales and purchases between McDowell and us; the impact on interest income and interest expense in connection with funding the cash portion of the acquisition purchase price; and the impact on income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of each of the periods presented or that may be obtained in the future.

Year Ended
(in thousands, except per share data)	December 31, 2006

Revenues	$105,691
Net Loss	$(26,359)
Loss per share — Basic	$(1.77)
Loss per share — Diluted	$(1.77)

Note 3 — Supplemental Balance Sheet Information
a. Inventory
          Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	December 31,
	2008	2007

Raw materials	$29,352	$22,613
Work in process	9,087	7,493
Finished products	4,876	7,325

	43,315	37,431
Less: Reserve for obsolescence	2,850	2,333

	$40,465	$35,098

b. Property, Plant and Equipment
          Major classes of property, plant and equipment consisted of the following:

	December 31,
	2008	2007

Land	$123	$123
Buildings and Leasehold Improvements	5,274	5,104
Machinery and Equipment	42,172	43,252
Furniture and Fixtures	1,669	1,229
Computer Hardware and Software	2,808	2,359
Construction in Progress	2,023	1,090

	54,069	53,157
Less: Accumulated Depreciation	35,604	33,792

	$18,465	$19,365

          Estimated costs to complete construction in progress as of December 31, 2008 and 2007 was approximately $857 and $876, respectively.
          Depreciation expense was $3,752, $3,765, and $3,610 for the years ended December 31, 2008, 2007, and 2006, respectively.
          Included in Buildings and Leasehold Improvements is a capital lease. The carrying value for this asset is as follows:

	December 31,
	2008	2007

Acquisition Value	$428	$428
Accumulated Amortization	52	19

Carrying Value	$376	$409

          Included in Machinery and Equipment are various capital leases. The carrying value for these assets is as follows:

	December 31,
	2008	2007

Acquisition Value	$204	$172
Accumulated Amortization	47	10

Carrying Value	$157	$162

c. Goodwill
          The following table summarizes the goodwill activity by segment for the years ended December 31, 2008 and 2007:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total

Balance at December 31, 2006	$1,239	$2,421	$9,684	$—	$13,344

Acquisition of RedBlack	—	—	—	905	905
Acquisition of SPS	—	—	—	3,825	3,825
Acquisition of RPS	—	1,672	—	—	1,672
Adjustments to purchase price allocation	328	194	776	—	1,298
Effect of foreign currency translations	136	—	—	—	136

Balance at December 31, 2007	$1,703	$4,287	$10,460	$4,730	$21,180

Adjustments to purchase price allocation	250	49	—	234	533
Acquistion of US Energy	—	—	—	1,111	1,111
Effect of foreign currency translations	119	—	—	—	119

Balance at December 31, 2008	$2,072	$4,336	$10,460	$6,075	$22,943

d. Other Intangible Assets
          The composition of intangible assets was:

	December 31, 2008
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,789	$—	$4,789
Patents and technology	4,229	2,313	1,916
Customer relationships	8,906	2,934	5,972
Distributor relationships	352	180	172
Non-compete agreements	393	317	76

Total intangible assets	$18,669	$5,744	$12,925

	December 31, 2007
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,399	$—	$4,399
Patents and technology	4,069	1,662	2,407
Customer relationships	7,489	1,608	5,881
Distributor relationships	329	123	206
Non-compete agreements	390	170	220

Total intangible assets	$16,676	$3,563	$13,113

          Amortization expense for intangible assets was $2,119, $2,317, and $1,199 for the years ended December 31, 2008, 2007, and 2006, respectively.
          The change in the cost value of total intangible assets is a result of the 2008 acquisitions, changes in the final valuation of intangible assets in connection with the 2007 acquisitions and the effect of foreign currency translations.

Note 4 — Operating Leases
     We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $1,001, $1,234 and $1,026 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

				2013
2009	2010	2011	2012	and beyond
$869	$654	$301	$278	$125
Note 5 — Debt and Capital Leases
Credit Facilities
          As of December 31, 2008, our primary credit facility consisted of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including all of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. As of December 31, 2008, the current revolver loan commitment was $22,500. Availability under the revolving credit component is subject to meeting certain financial covenants, including a debt to earnings ratio, a fixed charge coverage ratio, and a current assets to total liabilities ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, was based upon either the current prime rate, or a LIBOR rate plus 250 basis points.
          On June 30, 2004, we drew down the full $10,000 term loan. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2006, the adjusted rate was 6.98%. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at December 31, 2008 resulted in a liability of $12, all of which was reflected as a short-term liability.
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
          Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the banks. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amended the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. As of December 31, 2008, we were in compliance with all of the credit facility covenants, as amended.
          As of December 31, 2008, we had $1,167 outstanding under the term loan component of our credit facility with our primary lending bank and $-0- was outstanding under the revolver component. At December 31, 2008, the interest rate on the revolver component was 3.25%. As of December 31, 2008, the revolver arrangement provided for up to $22,500 of borrowing capacity, including outstanding letters of credit. At December 31, 2008, we had no outstanding letters of credit related to this facility, as amended April 23, 2008, leaving $22,500 of additional borrowing capacity.
          On January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”). The Restated Credit Agreement reflects the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increases the current revolver loan commitment from $22,500 to $35,000, (ii) extends the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modifies the interest rate, and (iv) modifies certain covenants. The rate of interest is based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term is defined in the Restated Credit Agreement, within a predetermined grid, which is dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter is greater than or less than zero. Generally, borrowings under the Restated Credit Agreement will bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modifies the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio.
          Previously, our wholly-owned U.K. subsidiary, Ultralife Batteries (UK) Ltd., had a revolving credit facility with a commercial bank in the U.K. This credit facility provided our U.K. operation with additional financing flexibility for its working capital needs. Any borrowings against this credit facility were collateralized with that company’s outstanding accounts receivable balances. During the second quarter of 2008, this credit facility was terminated. The Ultralife UK operations will be funded by operating cash flows and cash advances from Ultralife Corporation, if necessary
          While we believe relations with our lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers can always be obtained. In such case, we believe we have, in the aggregate, sufficient cash, cash generation capabilities from operations, working capital, and financing alternatives at our disposal, including but not limited to alternative borrowing arrangements (e.g. asset secured borrowings) and other available lenders, to fund operations in the normal course and repay the debt outstanding under our credit facility.
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

Equipment and Vehicle Notes Payable
          We have approximately twenty notes payable related to various equipment and vehicles. The notes payable provide for payments (including principal and interest) of $187 per year, collectively. The interest rates on the notes payable range from 0.00% to 12.02%. The term on the notes payable range from 24 to 72 months, with payments on the individual notes payable ending between April 2009 and December 2013. The respective equipment and vehicles collateralize the notes payable.
Capital Leases
          We have fourteen capital leases. The first capital lease commitment is for a leasehold improvement that provides for payments (including principal and interest) of $91 per year from May 2007 through April 2012. The remaining thirteen capital lease commitments are for copiers that provide for payments (including principal and interest) of $61 per year, collectively, from July 2007 through December 2013. Remaining interest payable on all of the capital leases is approximately $68. At the end of the lease terms, we are required to purchase the assets under the capital lease commitments for one dollar each.
Payment Schedule
          As of December 31, 2008, scheduled principal payments under the current amount outstanding of debt and capital leases are as follows:

		Equipment and		Convertible
	Credit	Vehicle Notes	Capital	Notes
	Facility	Payable	Leases	Payable	Total

2009	$1,167	$138	$120	$—	$1,425
2010	—	150	117	4,000	4,267
2011	—	112	126	—	238
2012	—	71	66	—	137
2013 and thereafter	—	20	8	—	28

	1,167	491	437	4,000	6,095
Less: Current portion	1,167	138	120	—	1,425

Long-term	$—	$353	$317	$4,000	$4,670

Letters of Credit
          In connection with the $4,000 operating lease line that we initiated in March 2001, we maintained a letter of credit, which expired in July 2007. At December 31, 2008, we had no outstanding letters of credit.
Note 6 — Commitments and Contingencies
a. Indemnity
          The Delaware General Corporation Law provides that directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance as agents or trustees of ours.
b. Purchase Commitments
          As of December 31, 2008, we have made commitments to purchase approximately $629 of production machinery and equipment.
c. Royalty Agreements
          Technology underlying certain of our products is based in part on non-exclusive transfer agreements. In 2003, we entered into an agreement with Saft, to license certain tooling for battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case. The total royalty expense reflected in 2008, 2007 and 2006 was $22, $13 and $39, respectively. This agreement expires in the year 2017.
d. Government Grants/Loans
          We have been able to obtain certain grants/loans from government agencies to assist with various funding needs. In November 2001, we received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. This grant/loan also required us to meet and maintain certain levels of employment. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels had increased to a level that exceeded the minimum threshold, and we received these funds in April 2007. This grant/loan required us to not only meet, but maintain our employment levels for a pre-determined time period. Our employment levels met the specified levels as of December 31, 2007 and 2008. As a result of meeting the employment levels as of December 31, 2008, we had satisfied all of the requirements for the grant/loan.
          In October 2005, we received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead times and increase manufacturing efficiency to boost production surge capability of our BA-5390 battery during contingency operations. Approximately $1,750 of the total contract amount pertains to inventory that is included in our inventory balance at December 31, 2008, offset by deferred revenues which are included in other current liabilities. Approximately $775 of the total contract pertains to a reimbursement for expenses incurred to implement more effective processes and procedures, and the remaining approximately $525 was allocated to purchase equipment that is owned by the U.S. Defense Department. In 2006, we received $1,325 relating to this contract. In 2007, we received $1,257 relating to this contract. In 2008, we received $495 relating to this contract. The funding for this contract was completed during 2008.
          In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of December 31, 2008, approximately $403 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
          In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of December 31, 2008, approximately $146 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the RIFG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
e. Employment Contracts
          We have employment contracts with certain of our key employees with automatic one-year renewals unless terminated by either party. These agreements provide for minimum salaries, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. These agreements also provide for severance payments in the event of specified termination of employment. In addition, these agreements provide for a lump sum payment in the event of termination of employment in association with a change in control.
          In connection with the ABLE acquisition, we entered into employment contracts with certain key employees for a term of one to three years. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment.

          In connection with the Stationary Power and RPS acquisitions, we entered into employment contracts with certain key employees for a term of three years. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment.
          In connection with the USE acquisition, we entered into employment contracts with certain key employees for a term of three years. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of specified termination of employment.
f. Product Warranties
          We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Balance at beginning of year	$501	$522	$464
Accruals for warranties issued	921	210	131
Settlements made	(412)	(231)	(73)

Balance at end of year	$1,010	$501	$522

g. Post Audits of Government Contracts
     We have had certain “exigent”, non-bid contracts with the U.S. government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2008, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and are furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DOD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
h. Legal Matters
          We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of ours.
          In October 2008, we filed a summons and complaint against one of our vendors seeking to recover at least $3,600 in damages, plus interest resulting from the vendor’s breach of contract and failure to perform by failing to timely deliver product and delivering product that failed to conform to the contractual requirements. The vendor filed an answer and counterclaim in November 2008 denying liability to us for breach of contract and asserting various counterclaims for non-payment, fraud, unjust enrichment, unfair and deceptive trade practices, breach of covenant of good faith and fair dealing, negligent misrepresentation, and tortuous interference with contract and prospective economic advantage. In its answer and counterclaims, the vendor claims damages in excess of $3,500 plus interest and other incidental, consequential and punitive damages. We strongly dispute the vendor’s allegations and we intend to vigorously pursue our claim and defend against the vendor’s claims. We have $3,500 reflected in the accounts payable line on our Consolidated Balance Sheet relating to this matter. No additional accrual has been made or reflected in the consolidated financial statement as of December 31, 2008.
          In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”) between the parties. The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA. The customer claims restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800. We strongly dispute the customer’s allegations and we intend to vigorously pursue our claim and defend against the customer’s claims. Accordingly, no accrual has been made or reflected in the consolidated financial statement as of December 31, 2008.
          In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm has prepared and submitted a Final Investigation Report to the NYSDEC for review. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. Through December 31, 2008, total costs incurred have amounted to approximately $227, none of which has been capitalized. At December 31, 2008 and December 31, 2007, we have $52 and $85, respectively, reserved for this matter.
     A retail end-user of a product manufactured by one of our customers (the “Customer”) made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, does not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that may be determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2008 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement. As of December 31, 2008, we no longer have an accrual in the warranty reserve related to anticipated replacements under this agreement, due to lack of actual claims for replacements during the past few years. Further, we do not expect the ongoing terms of the settlement agreement to have a material impact on our operations or financial condition.
i. Workers’ Compensation Self-Insured Trust
          From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. The Verified Complaint estimates that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimates our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 is $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint states that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 are subject to adjustment based on a forensic audit of the trust that is currently being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. While the potential of joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. As of December 31, 2008, we have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
Note 7 — Shareholders’ Equity
a. Preferred Stock
          We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2008, no preferred shares were issued or outstanding.
b. Common Stock
          We have authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.
          In November 2007, we issued 1,000,000 shares of common stock in a limited public offering at $13.50 per share. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the Stationary Power cash payment, $3,500 was used as a prepayment on the subordinated convertible notes that were issued as partial consideration for the McDowell acquisition, $1,000 was used as a repayment of borrowings outstanding under our credit facility used to fund the RedBlack acquisition, and for general working capital purposes.
          In August 2008, we issued 7,222 unrestricted shares of common stock to directors, valued at $78. In November 2008, we issued 5,515 unrestricted shares of common stock to directors, valued at $46.
c. Treasury Stock
          At December 31, 2008 and 2007, we had 942,202 and 728,690 shares, respectively, of treasury stock outstanding, valued at $4,232 and $2,401, respectively. The increase in treasury shares related to shares that were repurchased under our share repurchase program and the exercising of stock options for certain key employees in December 2008, a portion of which were withheld as treasury shares to cover for estimated individual income taxes, since the exercising of such options is a taxable event for the individuals.
          In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases may be made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases will be made in compliance with Securities and Exchange Commission guidelines and will be subject to market conditions, applicable legal requirements, and other factors. We have no obligation under the program to repurchase shares and the program may be suspended or discontinued at any time without prior notice. We intend to fund the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, if necessary. As of December 31, 2008, approximately $8,185 remained of the $10,000 approved repurchase amount. Under this repurchase program, we have made the following share repurchases:

	2008
Year Ended December 31,	Shares	Amount

First Quarter	—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	212,108	1,815

Total	212,108	$1,815

          Subsequent to December 31, 2008, we have repurchased approximately 383,000 shares of our common stock for a total cost of approximately $3,000.
d. Stock Options
          We have various stock-based employee compensation plans, for which we follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).
          Our shareholders have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of options outside of these plans.
          In December 2000, our shareholders approved a 2000 stock option plan for grants to key employees, directors and consultants. The shareholders approved reservation of 500,000 shares of common stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000, to a total of 1,000,000.
          In June 2004, shareholders adopted the 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, shareholders approved an amendment to the LTIP, increasing the number of shares of Common Stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000. In June 2008, the shareholders approved another amendment to the LTIP, increasing the number of shares of common stock by an additional 500,000, bringing the total shares authorized under the LTIP to 2,000,000.
          Options granted under the amended 2000 stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2008, there were 1,553,007 stock options outstanding under the amended 2000 stock option plan and the LTIP.
          On December 19, 2005, we granted the current CEO an option to purchase shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The option to purchase 48,000 shares of common stock is exercisable in annual increments of 16,000 shares over a three-year period commencing December 19, 2006. The option expires on June 8, 2013.

          On March 7, 2008, we granted an executive officer an option to purchase shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option to purchase 50,000 shares of common stock is exercisable in annual increments of 16,667 shares over a three-year period commencing March 7, 2009. The option expires on March 7, 2015.
          In conjunction with SFAS No. 123R, we recorded compensation cost related to stock options of $1,700, $1,648 and $1,320 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $1,053 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.12 years.
          We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.33%	4.59%	4.84%
Volatility factor	59.46%	56.72%	60.04%
Dividends	0.00%	0.00%	0.00%
Weighted average expected life (years)	3.55	3.75	3.66
Forfeiture rate	7.00%	7.00%	7.00%
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
          The following table summarizes data for the stock options issued by us:

	Year Ended December 31, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at beginning of year	1,769,463	$11.51
Options granted	197,000	13.19
Options exercised	(230,840)	6.93
Options cancelled	(84,616)	11.93

Shares under option at end of year	1,651,007	$12.33	3.99 years	$3,061

Vested and expected to vest as end of year	1,565,204	$12.37	3.93 years	$2,895
Options exercisable at end of year	1,146,645	$12.64	3.41 years	$2,151

Year Ended December 31,	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
	Of Shares	Per Share	Of Shares	Per Share

Shares under option at beginning of year	1,815,471	$11.03	1,430,271	$10.94

Options granted	263,000	10.49	566,300	10.54
Options exercised	(204,008)	6.43	(119,400)	6.09
Options cancelled	(105,000)	10.58	(61,700)	14.04

Shares under option at end of year	1,769,463	$11.51	1,815,471	$11.03

Options exercisable at end of year	1,095,735	$12.18	1,038,376	$11.96
          The following table represents additional information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
	Number of	Weighted-	Weighted-	Number	Weighted-
	Outstanding	Average	Average	Exercisable	Average
Range of	at December	Remaining	Exercise	at December	Exercise
Exercise Prices	31, 2008	Contractual Life	Price	31, 2008	Price

$2.74-$9.70	257,609	3.37	$7.49	154,617	$6.03
$9.84-$9.95	208,850	4.31	$9.90	130,667	$9.91
$10.00-$11.42	212,847	4.67	$10.66	142,685	$10.51
$12.00-$12.92	148.500	4.78	$12.62	89,500	$12.57
$12.96-$12.96	201,000	4.06	$12.96	139,800	$12.96
$13.22-$13.43	167,000	6.09	$13.35	34,175	$13.43
$14.38-$14.75	10,500	2.32	$14.56	10,500	$14.56
$15.05-$15.05	295,201	2.88	$15.05	295,201	$15.05
$16.15-$20.89	125,000	2.92	$18.04	125,000	$18.04
$21.28-$21.28	24,500	1.52	$21.28	24,500	$21.28

$2.74-$21.28	1,651,007	3.99	$12.33	1,146,645	$12.64
          The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $5.71, $4.84 and $5.02. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2008, 2007 and 2006 was $1,651, $1,526 and $604.
          SFAS No. 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in 2008, 2007 or 2006. Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2008, 2007 and 2006 was $1,517, $1,314 and $728, respectively.
e. Warrants
          In July 2001, we issued warrants to purchase 109,000 shares of our common stock to H.C. Wainwright & Co., Inc. and other affiliated individuals that participated as investment bankers in the $6,800 private placement of 1,090,000 shares of common stock that was completed at that time. The exercise price of the warrants was $6.25 per share and the warrants had a five-year term. During 2006, 80,545 warrants were exercised. On July 20, 2006, the remaining warrants to purchase 6,090 shares expired unexercised.
          On May 19, 2006, in connection with our acquisition of ABLE, we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. At December 31, 2008, there were 18,000 warrants outstanding.
f. Restricted Stock Awards
          During 2008, there was no restricted stock grants awarded.
          During 2007, we issued 28,948 restricted stock awards to directors. The restrictions lapse in equal installments of 7,237 shares on August 15, 2007, November 15, 2007, February 15, 2008 and May 15, 2008. As of December 31, 2008, all 28,948 of these shares had vested.
          During 2007, we issued 22,600 time-vested restricted stock awards to our executive officers. The restrictions for 10,000 of these restricted stock awards will lapse annually in three equal installments, commencing on March 1, 2008. The restrictions for the remaining 12,600 restricted stock awards will lapse annually in three equal installments, commencing on March 1, 2009. As of December 31, 2008, 3,400 of these shares had vested.
          During 2006, we issued 26,668 restricted stock awards to directors. The restrictions lapse in equal installments of 6,667 shares on August 15, 2006, November 15, 2006, February 15, 2007 and May 15, 2007. As of December 31, 2007, all 26,668 of these shares had vested.
          During 2006, we issued 12,500 time-vested restricted stock awards to our executive officers. The restrictions will lapse over a three-year period in equal installments, commencing on the first anniversary of the grant date (December 21, 2006). As of December 31, 2008, 8,336 of these shares had vested.
          During 2006, we issued 46,500 performance-vested restricted stock awards to our executive officers. The restrictions will lapse in three equal installments only if we meet or exceed the same predetermined target for our operating performance for 2007, 2008 and 2009 as used for determining cash awards pursuant to the non-equity incentive plan. As of December 31, 2008, none of these shares had vested. In March 2009, the restrictions on 15,500 shares were removed as a result of our 2008 performance.
          Restricted stock grants awarded during the years ended December 31, 2008, 2007 and 2006 had the following values:

	Years Ended December 31,
	2008	2007	2006
Number of shares awarded	—	51,548	85,668
Weighted average fair value per share	$—	$11.85	$10.47
Aggregate total value	$—	$610,854	$897,237
          The activity of restricted stock grants of common stock for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Unvested as December 31, 2005	—	$—
Granted	85,668	10.47
Vested	(13,334)	10.30
Forfeited	—	—

Unvested as December 31, 2006	72,334	$10.50
Granted	51,548	11.85
Vested	(31,979)	10.46
Forfeited	—	—

Unvested at December 31, 2007	91,903	$11.28
Granted	—	—
Vested	(22,039)	11.02
Forfeited	—	—

Unvested at December 31, 2008	69,864	$11.36

          We recorded compensation cost related to restricted stock grants of $442, $501 and $160 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had $406 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.33 years. The total fair value of these grants that vested during the years ended December 31, 2008, 2007 and 2006 was $271, $334 and $141, respectively.
g.	Reserved Shares
          We have reserved 2,183,392, 1,934,598, and 2,191,554 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2008, 2007, and 2006 respectively.
h.	Accumulated Other Comprehensive Income (Loss)
          Other comprehensive income (loss) is reported on the Consolidated Statement of Changes in Shareholders’ Equity and accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheet.
          The components of accumulated other comprehensive income (loss) were as follows:

	December 31,
	2008	2007	2006
Foreign Currency Exchange Translation Adjustments	$(1,918)	$66	$(371)
Unrealized Gains (Losses) on Derivative Instruments	(12)	3	50

Accumulated Other Comprehensive Income (Loss)	$(1,930)	$69	$(321)
Note 8 — Income Taxes
          The provision for income taxes consists of:

	December 31,	December 31,	December 31,
	2008	2007	2006

Current:
Federal	$559	$—	$—
State	23	—	—

	582	—	—

	December 31,	December 31,	December 31,
	2008	2007	2006
Deferred:
Federal	3,453	—	23,611
State	—	—	124
Foreign	(156)	77	—

	3,297	77	23,735

Total	$3,879	$77	$23,735

          We reflected a tax provision of $3,879 for the year ended December 31, 2008. The 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this annual report on Form 10-K. The 2008 tax provision was also due to the application of the limitation of net operating losses in the computation of the alternative minimum tax in the U.S. Therefore, we are subject to income taxes for the year ended December 31, 2008. In addition, we recognized a deferred tax benefit for the losses recorded in China. In 2008, we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences in the U.S. and in the U.K. arising from the conclusion that we would not be able to utilize our U.S. and U.K. NOL’s that had accumulated over time. The recognition of the valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the increased uncertainty of the general business climate as of the end of 2008. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under SFAS No. 109. We continually assess the carrying value of this asset based on relevant accounting standards.
          We reflected a tax provision of $77 for the year ended December 31, 2007. This was due to the adjustment required for deferred taxes outside the United States. In 2007, we continued to report a full valuation allowance for our deferred tax assets in the U.S. and in the U.K., based on a consistent evaluation methodology that was used for 2006, and arising from our conclusion that it was more likely than not that we would not be able to utilize our U.S. and U.K. NOL’s that had accumulated over time.
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
          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$1,549	$1,669
Intangible assets and other	2,215	1,793

Total deferred tax liabilities	3,764	3,462

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	18,510	27,081
Accrued expenses, reserves and other	5,064	2,242
Investments	342	1,142

Total deferred tax assets	23,916	30,465

Valuation allowance for deferred tax assets	(23,605)	(27,149)

Net deferred tax assets	311	3,316

Net deferred tax liability	$(3,453)	$(146)

          The $3,453 net deferred tax liability for the year ended December 31, 2008 is comprised of a long-term deferred tax liability of $3,894, offset in part by a current deferred tax asset of $441. The $146 net deferred tax liability for the year ended December 31, 2007 is comprised of a long-term deferred tax liability of $455, offset in part by a current deferred tax asset of $309.
          As of December 31, 2008, we have foreign and domestic NOL’s totaling approximately $58,403 available to reduce future taxable income. Foreign loss carryforwards of approximately $8,963 can be carried forward indefinitely. The domestic NOL carryforward of $49,440 expires from 2018 through 2027. The domestic NOL includes approximately $2,687 of the NOL carryforward for which a benefit will be recorded in capital in excess of par value when realized.
          We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2007 and 2006. However, this limitation does have an impact of $559 on income taxes for 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
          For financial reporting purposes, income (loss) before income taxes is as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006

United States	$21,361	$3,170	$(2,931)
Foreign	(3,822)	2,490	(822)

Total	$17,542	$5,660	$(3,753)

          There are no undistributed earnings of our foreign subsidiaries, at December 31, 2008 or December 31, 2007.
          We have been granted a tax holiday in China. As a result of new legislation effective for 2008, ABLE’s corporate income rate increased to 9%, which is 50% of the new 2008 tax rate of 18%. For 2009, ABLE’s corporate income rate will increase to 10%, which is 50% of the normal 20% tax rate for the jurisdiction in which we operate. Thereafter, our tax rate in China will be phased in until ultimately reaching a rate of 25% in 2012. During the years ended December 31, 2008, 2007 and 2006, we realized no tax benefits from the tax holiday due to taxable losses.
          The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006

Provision/(benefit) computed using the statutory rate	34.0%	34.0%	(34.0)%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	(0.1)	0.0	3.3
Foreign	6.5	(14.0)	7.4
Valuation allowance/deferred impact	(21.6)	(27.3)	649.6
Compensation	2.7	7.8	6.8
Other	0.6	0.9	(0.7)

Provision for income taxes	22.1%	1.4%	632.4%

          In 2008, the provision for income taxes was lower than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S and U.K. deferred tax assets. In 2007, the provision for income taxes was lower than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S. and U.K. deferred tax assets. In addition, there was a lower than expected tax rate on our non-U.S. income due to the reduction of our valuation allowance on our foreign deferred tax assets. In 2006, the provision for income taxes is higher than would be expected if the statutory rate were applied to pretax income. This is due to the establishment of the valuation allowance for our U.S. net deferred tax asset. In addition, there were no benefits recognized for losses in the foreign jurisdictions.
Accounting for Uncertainty in Income Taxes (“FIN 48”)
          On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. We have recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2007 and 2008, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). It is possible that a liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months.
          We file a consolidated income tax return in the U.S. federal jurisdiction and consolidated and separate income tax returns in many state and foreign jurisdictions. Our U.S. tax matters for the years 2005 through 2008 remain subject to examination by the Internal Revenue Service (“IRS”). Our U.S. tax matters for the years 2004 through 2008 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2004 through 2008 remain subject to examination by the respective foreign tax jurisdiction authorities.
Note 9 — 401(k) Plan
          We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees’ contributions. Effective February 2004, the Board of Directors approved our matching of employee contributions at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. In November 2005, the employer match was suspended in an effort to conserve cash. In October 2007, the employer match was reinstated at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2008, 2007, and 2006 we contributed $363, $63, and $0, respectively.
Note 10 — Business Segment Information
          We report our results in four operating segments: Non-Rechargeable Products, Rechargeable Products, Communications Systems and Design and Installation Services. The Non-Rechargeable Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries. The Rechargeable Products segment includes:

rechargeable batteries, charging systems, uninterruptable power supplies and accessories, such as cables. In 2006, as a result of the acquisition of McDowell, we formed a new segment, Communications Accessories, which was renamed Communications Systems in 2007. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication system kits. In the fourth quarter of 2007, as a result of the acquisitions of RedBlack and Stationary Power, we renamed our Technology Contracts segment to Design and Installation Services. The Design and Installation Services segment includes: standby power and communications and electronics systems design, installation and maintenance activities and revenues and related costs associated with various development contracts. We look at our segment performance at the gross margin level, and we do not allocate research and development or selling, general and administrative costs against the segments. All other items that do not specifically relate to these four segments and are not considered in the performance of the segments are considered to be Corporate charges.
2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$68,076	$34,691	$136,072	$15,861	$—	$254,700
Segment contribution	10,791	6,818	36,805	2,529	(39,638)	17,305
Interest expense, net					(930)	(930)
Gain on debt conversion					313	313
Other income (expense), net					854	854
Income taxes-current					(582)	(582)
Income taxes-deferred					(3,297)	(3,297)

Net income						13,663

Total assets	42,820	26,291	33,539	20,996	5,941	129,587
Capital expenditures	2,716	66	38	97	870	3,787
Depreciation and amortization	2,697	90	68	89	3,026	5,970
Stock-based compensation	148	—	—	40	2,078	2,266
2007

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$80,262	$16,756	$37,140	$3,438	$—	$137,596
Segment contribution	17,747	3,578	6,693	756	(28,973)	(199)
Interest expense, net					(2,184)	(2,184)
Gain on McDowell settlement					7,550	7,550
Other income (expense), net					493	493
Income taxes-current					—	—
Income taxes-deferred					(77)	(77)

Net income						5,583

Total assets	44,921	20,733	32,706	15,713	7,975	122,048
Capital expenditures	1,671	16	7	41	338	2,073
Depreciation and amortization	2,710	194	58	23	3,193	6,178
Stock-based compensation	191	2	1	3	1,952	2,149

2006

	Non-
	Rechargeable	Rechargeable	Communications	Technology
	Products	Products	Accessories	Contracts	Corporate	Total

Revenues	$67,779	$17,745	$7,433	$589	$—	$93,546
Segment contribution	11,858	3,822	1,771	(8)	(20,400)	(2,957)
Interest expense, net					(1,298)	(1,298)
Other income (expense), net					502	502
Income taxes-current					—	—
Income taxes-deferred					(23,735)	(23,735)

Net loss						(27,488)

Total assets	50,029	17,759	24,473	—	5,497	97,758
Capital expenditures	1,410	3	22	—	20	1,455
Depreciation and amortization	2,649	204	8	—	2,005	4,866
Stock-based compensation	182	1	1	10	1,286	1,480
Geographical Information

	Revenues			Long-Lived Assets
	2008	2007	2006	2008	2007	2006

United States	$205,372	$79,263	$57,255	$15,521	$15,728	$15,557
United Kingdom	18,098	22,140	9,509	1,085	2,356	2,880
China	2,357	1,566	899	1,808	1,281	959
Hong Kong	844	1,672	2,309	—	—	—
India**	115	—	—	51	—	—
Europe, excluding United Kingdom	8,628	8,775	5,680	—	—	—
Japan	3,651	3,520	4,018	—	—	—
Singapore	1,193	244	169	—	—	—
Canada	9,699	12,903	10,033	—	—	—
Australia*	1,538	3,390	—	—	—	—
Other	3,205	4,123	3,674	—	—	—

Total	$254,700	$137,596	$93,546	$18,465	$19,365	$19,396

*	Geographical data for 2006 included in “Other” category.

**	Geographical data for 2007 and 2006 included in “Other” category.
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
Note 12 — Selected Quarterly Information (unaudited)
          The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) and net income (loss) per share, basic and diluted, for each quarter during the past two years:
2008

	Quarter ended
	March 29,	June 28,	Sept 27,	Dec 31,	Full
	2008	2008	2008	2008	Year
Revenues	$49,587	$87,898	$67,993	$49,222	$254,700
Gross margin	10,875	20,628	15,686	9,754	56,943
Net Income	2,434	6,395	4,657	177	13,663
Net Income per share-basic	0.14	0.37	0.27	0.01	0.79
Net Income per share- diluted	0.14	0.36	0.27	0.01	0.78
2007

	Quarter ended
	March 31,	June 30,	Sept 29,	Dec 31,	Full
	2007	2007	2007	2007	Year
Revenues	$32,320	$35,196	$33,291	$36,789	$137,596
Gross margin	7,501	8,617	6,922	5,734	28,774
Net Income (Loss)	(36)	1,298	(128)	4,449	5,583
Net Income (Loss) per share-basic	(0.00)	0.09	(0.01)	0.28	0.36
Net Income (Loss) per share- diluted	(0.00)	0.08	(0.01)	0.27	0.36
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
          Earnings in the fourth quarter of 2007 were favorably impacted by the recognition of a one-time, non-operating gain of $7,550 pertaining to a purchase price settlement agreement that was finalized during the quarter with the sellers of McDowell, which we acquired in July 2006. In addition, gross margins in the fourth quarter were hampered by inventory adjustment of approximately $1,000, mainly related to physical inventory valuations at our McDowell operation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Evaluation Of Disclosure Controls And Procedures — Our president and chief executive officer (principal executive officer) and our vice president- finance and chief financial officer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, our president and chief executive officer and vice president — finance and chief financial officer concluded that our disclosure controls and procedures were effective as of such date.
          Changes In Internal Controls Over Financial Reporting — In 2008, we formed the India JV and completed the acquisition of USE. We have worked to integrate these companies into our business and are assimilating their operations, services, products and personnel with our management policies, procedures and strategies. As USE was a closely-held private company prior to our acquisition, the internal controls and processes inherent in this business have typically not been as sound as we require. We believe that we have taken the necessary steps to implement adequate controls and procedures to ensure that our financial statements are stated properly in compliance with U.S. GAAP.
          There has been no other change in the internal control over financial reporting that occurred during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
          Management’s Report on Internal Control over Financial Reporting — Our management team is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations of internal control systems, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.
          BDO Seidman, LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued a report on the operating effectiveness of internal control over financial reporting. A copy of the report follows:
          Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
Board of Directors and Shareholders
Ultralife Corporation
Newark, New York
We have audited Ultralife Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultralife Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A — Controls and Procedures.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ultralife Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultralife Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Troy, Michigan
March 12, 2009
ITEM 9B. OTHER INFORMATION
          None.

PART III
          The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2009 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.
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
Equity Compensation Plan Information

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,670,871	$12.27	514,385

Equity compensation plans not approved by security holders	50,000	12.74	—

Total	1,720,871	$12.29	514,385
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
1.	Financial Statements
          The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.
2.	Financial Statement Schedules
          Schedule II — Valuation and Qualifying Accounts See Item 15 (c)
(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Index	Description of Document	Incorporated By Reference from:

3.1	Restated Certificate of Incorporation	Filed herewith
3.2	By-laws	Exhibit 3.2 of Registration Statement, No 33-54470 (the “1992 Registration Statement”)
4.1	Specimen Stock Certificate	Filed herewith
10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of our Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984 (the “2001 Registration Statement”)
10.5	Credit Agreement dated as of June 30, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended June 26, 2004 (the “June 2004 10-Q”)
10.6	General Security Agreement dated as of June 30, 2004 in favor of JPMorgan Chase Bank	Exhibit 10.2 of the June 2004 10-Q
10.7	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.8	Amendment Numbers One and Two to Credit Agreement dated as of September 24, 2004 with JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 2, 2005
10.9	Amendment Number Three to Credit Agreement dated as of August 5, 2005 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended July 2, 2005

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.10	Amendment Number Four to Credit Agreement dated as of November 1, 2005 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended October 1, 2005
10.11	Form of Resale Restriction Agreement between the Registrant and option holders dated as of December 28, 2005	Exhibit 10 of Form 8-K filed December 30, 2005
10.12	Agreement on Transfer of Shares in ABLE New Energy Co., Limited dated January 25, 2006	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 1, 2006 (the “March 2006 10-Q)
10.13	First Amendment to Agreement on Transfer of Shares in ABLE New Energy Co., Limited	Exhibit 10.2 of the March 2006 10-Q
10.14	Agreement on Transfer of Equity Shares in ABLE New Energy Co., Ltd dated January 25, 2006	Exhibit 10.3 of the March 2006 10-Q
10.15	Amendment Number Five to Credit Agreement dated as of June 29, 2006 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended July 1, 2006
10.16	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.17	Forbearance and Amendment Number Six to Credit Agreement dated as of February 14, 2007 with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed February 21, 2007
10.18	Extension of Forbearance and Amendment Number Seven to the Credit Agreement dated as of March 23, 2007, with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed March 27, 2007
10.19	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of our Report on Form 8-K filed April 27, 2007.
10.20	Form of Employment Agreement between the Registrant and each of William A. Schmitz, Robert W. Fishback and Peter F. Comerford	Exhibit 99.2 of our Report on Form 8-K filed April 27, 2007.
10.21	Extension of Forbearance and Amendment Number Eight to the Credit Agreement dated as of May 18, 2007, with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed May 21, 2007
10.22	Amendment Number Nine to the Credit Agreement dated as of August 15, 2007, with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed on August 16, 2007
10.23	Settlement Agreement dated October 3, 2007, among MRC Chargers, LTD., Frank Alexander, James Evans, Thomas Hauke, Earl Martin, Sr., Gloria Martin, Lillian Hauke, the Registrant, and McDowell Research Co., Inc.	Exhibit 10.1 of the Form 8-K filed on October 5, 2007

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.24	Form of Amended and Restated Subordinated Convertible Promissory Note for Frank Alexander and James Evans	Exhibit 10.2(a) of the Form 8-K filed on October 5, 2007
10.25	Form of Amended and Restated Subordinated Convertible Promissory Note for Thomas Hauke, Lillian Hauke, Earl Martin, Sr., and Gloria Martin	Exhibit 10.2(b) of the Form 8-K filed on October 5, 2007
10.26	Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 29, 2007, filed November 7, 2007
10.27	Placement Agency Agreement dated November 8, 2007 by and between the Registrant and Stephens, Inc.	Exhibit 10.1 of the Form 8-K filed November 9, 2007
10.28	Stock Purchase Agreement by and among Stationary Power Services, Inc., William Maher, and the Registrant dated October 30, 2007	Exhibit 10.48 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008
10.29	Subordinated Convertible Promissory Note with William Maher	Exhibit 10.49 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008
10.30	Stock Purchase Agreement by and among Reserve Power Systems, Inc., William Maher, Edward Bellamy, and the Registrant dated October 30, 2007	Exhibit 10.50 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008
10.31	Amendment Number Ten to the Credit Agreement dated as of April 23, 2008, with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed on April 25, 2008
10.32	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.33	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.34	Asset Purchase Agreement by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated October 31, 2008	Filed herewith
10.35	Asset Purchase Agreement by and among U.S. Power Services, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated October 31, 2008	Filed herewith
10.36	Amendment to Employment Agreement between the Registrant and John D. Kavazanjian	Filed herewith
10.37	Amendment to Employment Agreement between the Registrant and William A. Schmitz	Filed herewith

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.38	Amendment to Employment Agreement between the Registrant and Robert W. Fishback	Filed herewith
10.39	Amendment to Employment Agreement between the Registrant and Peter F. Comerford	Filed herewith
10.40	Amended and Restated Credit Agreement dated as of January 27, 2009, with the Lenders Party Hereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 99.1 of the Form 8-K filed on February 2, 2009
10.41	Amendment No.1 to the Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007	Exhibit 99.1 of the Form 8-K filed on February 13, 2009
21	Subsidiaries	Filed herewith
23.1	Consent of BDO Seidman, LLP	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32.1	906 Certifications	Filed herewith

*	Confidential treatment has been granted as to certain portions of this exhibit.
(c)	Financial Statement Schedules.

The following financial statement schedules of the Registrant are filed herewith:

Schedule II — Valuation and Qualifying Accounts

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2007	Expense	Accounts	Deductions	2008
Allowance for doubtful accounts	$485	$675	$(11)	$(63)	$1,086
Inventory reserves	2,333	619	(65)	(37)	2,850
Warranty reserves	501	921	—	(412)	1,010
Deferred tax valuation allowance	27,149	3,297	—	(6,841)	23,605

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2006	Expense	Accounts	Deductions	2007
Allowance for doubtful accounts	$447	$101	$6	$69	$485
Inventory reserves	1,206	1,323	—	196	2,333
Warranty reserves	522	210	—	231	501
Deferred tax valuation allowance	30,526	—	—	3,377	27,149

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2005	Expense	Accounts	Deductions	2006
Allowance for doubtful accounts	$458	$74	$—	$85	$447
Inventory reserves	868	90	753	505	1,206
Warranty reserves	464	131	—	73	522
Deferred tax valuation allowance	5,721	24,805	—	—	30,526

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION
Date: March 13, 2009	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2009	/s/ John D. Kavazanjian
John D. Kavazanjian
President, Chief Executive Officer and Director

Date: March 13, 2009	/s/ Robert W. Fishback
Robert W. Fishback
Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

Date: March 13, 2009	/s/ Carole Lewis Anderson
Carole Lewis Anderson (Director)

Date: March 13, 2009	/s/ Patricia C. Barron
Patricia C. Barron (Director)

Date: March 13, 2009	/s/ Anthony J. Cavanna
Anthony J. Cavanna (Director)

Date: March 13, 2009	/s/ Paula H. J. Cholmondeley
Paula H. J. Cholmondeley (Director)

Date: March 13, 2009	/s/ Daniel W. Christman
Daniel W. Christman (Director)

Date: March 13, 2009	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 13, 2009	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)