Form 10-Q
period 2009-03-29
ULTRALIFE CORP
filed 2009-05-07
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.10 par value — 16,959,144 shares of common stock outstanding, net of 1,358,507 treasury shares, as of May 3, 2009.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	March 29,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$943	$1,878
Trade accounts receivable (less allowance for doubtful accounts of $1,000 at March 29, 2009 and $1,086 at December 31, 2008)	32,040	30,588
Inventories	48,076	40,465
Deferred tax asset — current	441	441
Prepaid expenses and other current assets	1,714	1,801

Total current assets	83,214	75,173

Property, plant and equipment, net	18,095	18,465

Other assets:
Goodwill	26,176	22,943
Intangible assets, net	13,605	12,925
Security deposits and other long-term assets	100	81

	39,881	35,949

Total Assets	$141,190	$129,587

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$17,576	$1,425
Accounts payable	20,453	20,255
Income taxes payable	15	582
Other current liabilities	11,383	9,974

Total current liabilities	49,427	32,236

Long-term liabilities:
Debt and capital lease obligations	4,029	4,670
Deferred tax liability — long-term	3,983	3,894
Other long-term liabilities	686	634

Total long-term liabilities	8,698	9,198

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,290,672 at March 29, 2009 and 18,227,009 at December 31, 2008	1,821	1,815
Capital in excess of par value	168,031	167,259
Accumulated other comprehensive income	(1,977)	(1,930)
Accumulated deficit	(77,292)	(74,780)

	90,583	92,364

Less —Treasury stock, at cost — 1,358,507 and 942,202 shares outstanding, respectively	7,558	4,232

Total Ultralife equity	83,025	88,132

Noncontrolling interest	40	21

Total shareholders’ equity	83,065	88,153

Total Liabilities and Shareholders’ Equity	$141,190	$129,587

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended
	March 29,	March 29,
	2009	2008

Revenues	$39,803	$49,587

Cost of products sold	32,022	38,712

Gross margin	7,781	10,875

Operating expenses:
Research and development (including $110 and $159 respectively, of amortization of intangible assets)	1,980	1,609
Selling, general, and administrative (including $231 and $361 respectively, of amortization of intangible assets)	8,058	6,903

Total operating expenses	10,038	8,512

Operating income (loss)	(2,257)	2,363

Other income (expense):
Interest income	3	11
Interest expense	(182)	(329)
Gain on insurance settlement	—	39
Gain on debt conversion	—	313
Miscellaneous	11	69

Income (loss) before income taxes	(2,425)	2,466

Income tax provision-current	2	54
Income tax provision (benefit)-deferred	89	(9)

Total income taxes	91	45

Net income (loss)	(2,516)	2,421

Net loss attributable to noncontrolling interest	4	13

Net income (loss) attributable to Ultralife	$(2,512)	$2,434

Net income (loss) attributable to Ultralife common shareholders — basic	$(0.15)	$0.14

Net income (loss) attributable to Ultralife common shareholders — diluted	$(0.15)	$0.14

Weighted average shares outstanding — basic	17,115	17,027

Weighted average shares outstanding — diluted	17,115	17,441

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three-Month Periods Ended
	March 29,	March 29,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(2,516)	$2,421
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of financing fees	942	998
Amortization of intangible assets	341	520
(Gain) loss on asset disposal	—	(2)
Gain on insurance settlement	—	(39)
Foreign exchange (gain) loss	(14)	(52)
Gain on debt conversion	—	(313)
Non-cash stock-based compensation	536	487
Changes in deferred income taxes	89	9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,361)	(12,812)
Inventories	(5,286)	(5,074)
Prepaid expenses and other current assets	46	1,636
Insurance receivable relating to fires	—	197
Income taxes payable	(567)	—
Accounts payable and other liabilities	1,075	8,765

Net cash used in operating activities	(6,715)	(3,259)

INVESTING ACTIVITIES
Purchase of property and equipment	(393)	(376)
Payments for acquired companies, net of cash acquired	(6,763)	(21)

Net cash used in investing activities	(7,156)	(397)

FINANCING ACTIVITIES
Net change in revolving credit facilities	16,600	896
Proceeds from issuance of common stock	242	1,775
Principal payments on debt and capital lease obligations	(612)	(555)
Purchase of treasury stock	(3,326)	—

Net cash provided from financing activities	12,904	2,116

Effect of exchange rate changes on cash	32	29

Change in cash and cash equivalents	(935)	(1,511)

Cash and cash equivalents at beginning of period	1,878	2,245

Cash and cash equivalents at end of period	$943	$734

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$605	$—

Cash paid for interest	$136	$428

Noncash investing and financing activities:
Purchase of property and equipment via notes payable	$102	$66

Conversion of convertible notes into shares of common stock	$—	$10,500

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands — Except Share and Per Share Amounts)
(unaudited)

1. BASIS OF PRESENTATION
     The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation and our subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements contained in our Form 10-K for the twelve-month period ended December 31, 2008.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
2. ACQUISITIONS AND JOINT VENTURES
     2009 Activity
     We accounted for the following acquisitions in accordance with the purchase method of accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations,” whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
     AMTI Brand
     On March 20, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of the tactical communications products business of Science Applications International Corporation. The tactical communications products business (“AMTI”), located in Virginia Beach, Virginia, designs, develops and manufactures tactical communications products including amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment that will be sold by Ultralife Corporation under the current products’ brand name of AMTI.
     Under the terms of the asset purchase agreement for AMTI, the purchase price consisted of $5,717 in cash.
     The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $3,598 was recorded as goodwill in the amount of $2,119. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill will be assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—
Trade accounts receivable, net	696
Inventories	2,350

Total current assets	3,046
Property, plant and equipment, net	206
Goodwill	2,119
Intangible Assets:
Trademarks	480
Patents and Technology	513
Customer Relationships	319

Total assets acquired	6,683

LIABILITIES
Current liabilities:
Accounts payable	801
Other current liabilities	165

Total current liabilities	966
Long-term liabilities:
Other long-term liabilities	—

Total liabilities assumed	966

Total Purchase Price	$5,717
     Trademarks have an indefinite life and are not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of thirteen years.
     2008 Activity
     We accounted for the following acquisitions, including the establishment of a joint venture, in accordance with the purchase method of accounting provisions of SFAS No. 141, “Business Combinations,” whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
     Ultralife Batteries India Private Limited
     In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested $86 in cash into the India JV, as consideration for our 51% ownership stake in the India JV.
     U.S. Energy Systems, Inc. and U.S. Power Services, Inc.
     On November 10, 2008, we acquired certain assets of U.S. Energy Systems, Inc., and its services affiliate U.S. Power Services, Inc. (“USE” collectively), a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. The acquired assets of USE have been incorporated into our Stationary Power Services, Inc. subsidiary.
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
     The results of operations of USE and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $1,559 was recorded as goodwill in the amount of $1,368. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill has been assigned to the Design and Installation Services segment and is expected to be fully deductible for income tax purposes.
     As a result of revisions to the preliminary asset valuations during the first quarter of 2009, values assigned to the tangible and intangible assets have been revised. The adjustments to the values for tangible and intangible assets from those reported for the year ended December 31, 2008 were as follows: property, plant and equipment increased by $30, trademarks decreased by $383, patents and technology increased by $130 and customer relationships decreased by $34. These adjustments resulted in an increase to goodwill of $257.
     The following table represents the revised preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—

Total current assets	—
Property, plant and equipment, net	306
Goodwill	1,368
Intangible Assets:
Patents and Technology	260
Customer Relationships	1,320

Total assets acquired	3,254

LIABILITIES
Current liabilities:
Current portion of long-term debt	56
Other current liabilities	43

Total current liabilities	99
Long-term liabilities:
Debt	228

Total liabilities assumed	327

Total Purchase Price	$2,927
     The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of fifteen years.
3. INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	March 29, 2009	December 31, 2008

Raw materials	$34,777	$29,352
Work in process	9,875	9,087
Finished goods	6,572	4,876

	51,224	43,315
Less: Reserve for obsolescence	3,148	2,850

	$48,076	$40,465

4. PROPERTY, PLANT AND EQUIPMENT
     Major classes of property, plant and equipment consisted of the following:

	March 29, 2009	December 31, 2008

Land	$123	$123
Buildings and leasehold improvements	5,245	5,274
Machinery and equipment	42,436	42,172
Furniture and fixtures	1,759	1,669
Computer hardware and software	2,966	2,808
Construction in progress	2,035	2,023

	54,564	54,069
Less: Accumulated depreciation	36,469	35,604

	$18,095	$18,465

     Depreciation expense for property, plant and equipment was $921 and $976 for the three-month periods ended March 29, 2009 and 2008, respectively.

5. GOODWILL AND INTANGIBLE ASSETS
     a. Goodwill
     The following table summarizes the goodwill activity by segment for the three-month periods ended March 29, 2009 and 2008:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total

Balance at December 31, 2007	$1,703	$4,287	$10,460	$4,730	$21,180

Adjustments to purchase price allocation	—	6	—	(116)	(110)
Effect of foreign currency translations	71	—	—	—	71

Balance at March 29, 2008	1,774	4,293	10,460	4,614	21,141

Adjustments to purchase price allocation	250	43	—	350	643
Acquisition of US Energy	—	—	—	1,111	1,111
Effect of foreign currency translations	48	—	—	—	48

Balance at December 31, 2008	2,072	4,336	10,460	6,075	22,943

Adjustments to purchase price allocation	—	20	—	1,095	1,115
Acquisition of AMTI	—	—	2,119	—	2,119
Effect of foreign currency translations	(1)	—	—	—	(1)

Balance at March 29, 2009	$2,071	$4,356	$12,579	$7,170	$26,176

     On February 9, 2009, we entered into Amendment No. 1 to the RedBlack Communications, Inc. stock purchase agreement, which eliminated the up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones provision, in exchange for a one time final payment of $1,020. The one time final payment of $1,020 was made in February 2009, and resulted in an increase to goodwill of $838 (net of the $182 amount that was accrued during the third quarter of 2008) in the first quarter of 2009, and a revised total cost of the investment of $2,104.
     Through March 29, 2009, we have accrued $20 for the 2009 portion of the contingent cash consideration in connection with the purchase price for RPS Powers Systems, Inc., which is included in the other current liabilities line on our Condensed Consolidated Balance Sheet. This accrual resulted in an increase to goodwill of $20.
     b. Intangible Assets
     The composition of intangible assets was:

	March 29, 2009
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,885	$—	$4,885
Patents and technology	4,871	2,422	2,449
Customer relationships	9,191	3,136	6,055
Distributor relationships	352	189	163
Non-compete agreements	393	340	53

Total intangible assets	$19,692	$6,087	$13,605

	December 31, 2008
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,789	$—	$4,789
Patents and technology	4,229	2,313	1,916
Customer relationships	8,906	2,934	5,972
Distributor relationships	352	180	172
Non-compete agreements	393	317	76

Total intangible assets	$18,669	$5,744	$12,925

     Amortization expense for intangible assets was $341 and $520 for the three-month periods ended March 29, 2009 and 2008, respectively.
     The change in the cost value of total intangible assets from December 31, 2008 to March 29, 2009 is a result of the 2009 acquisition, changes in the valuation of intangible assets in connection with the 2008 acquisition and the effect of foreign currency translations.
6. DEBT
     Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including those of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”), with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $35,000. Availability under the revolving credit component is subject to meeting certain financial covenants, including a debt to earnings ratio and a fixed charge coverage ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points.
     On June 30, 2004, we drew down on a $10,000 term loan under the credit facility. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48%. During the first three months of 2009, the adjusted rate was 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at March 29, 2009 resulted in a liability of $5, all of which was reflected as a short-term liability.
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

     Effective January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the Lenders. The Restated Credit Agreement reflects the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increased the revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest is based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term is defined in the Restated Credit Agreement, within a predetermined grid, which is dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter is greater than or less than zero. Generally, borrowings under the Restated Credit Agreement bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio. As of March 29, 2009, we were in compliance with all of the credit facility covenants, as amended.
     As of March 29, 2009, we had $667 outstanding under the term loan component of our credit facility with our primary lending bank and $16,600 was outstanding under the revolver component. At March 29, 2009, the interest rate on the revolver component was 3.75%. As of March 29, 2009, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At March 29, 2009, we had no outstanding letters of credit related to this facility, leaving $18,400 of additional borrowing capacity.
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

7. SHAREHOLDERS’ EQUITY
     a. Common Stock
     In February 2009, we issued 4,388 unrestricted shares of common stock to our non-employee directors, valued at $37.
     b. Treasury Stock
     At March 29, 2009 and December 31, 2008, we had 1,358,507 and 942,202 shares, respectively, of treasury stock outstanding, valued at $7,558 and $4,232, respectively. The increase in treasury shares related to shares that were repurchased under our share repurchase program.
     In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases may be made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases will be made in compliance with Securities and Exchange Commission guidelines and will be subject to market conditions, applicable legal requirements, and other factors. We have no obligation under the program to repurchase shares and the program may be suspended or discontinued at any time without prior notice. We intend to fund the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, if necessary. Through March 29, 2009, we have spent $5,141 to repurchase 628,000 shares of common stock, at an average price of approximately $8.15 per share, under this share purchase program. As of March 29, 2009, approximately $4,859 remained of the $10,000 approved repurchase amount. In April 2009, this share repurchase program expired. Under this share repurchase program, we have made the following share repurchases:

	Three Months Ended March 29,
	2009	2008

Shares of common stock repurchased	416,305	—
Value of common stock repurchased	$3,326	$—
     c. Stock Options
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
     Stock options granted under the amended 2000 stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of March 29, 2009, there were 1,563,423 stock options outstanding under the amended 2000 stock option plan and the LTIP.
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
     On March 7, 2008, in connection with becoming employed with us, we granted an executive officer an option to purchase shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option to purchase 50,000 shares of common stock is exercisable in annual increments of 16,667 shares over a three-year period commencing March 7, 2009. The option expires on March 7, 2015.
     In conjunction with SFAS 123R, we recorded compensation cost related to stock options of $412 and $326 for the three-month periods ended March 29, 2009 and 2008, respectively. As of March 29, 2009, there was $959 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 0.98 years.
     We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the three-month periods ended March 29, 2009 and 2008:

	Three-Month Periods Ended
	March 29,	March 29,
	2009	2008

Risk-free interest rate	1.24%	3.30%
Volatility factor	67.65%	52.74%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.57	3.76
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

     Stock option activity for the first three months of 2009 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2009	1,651,007	$12.33
Options granted	59,820	12.18
Options exercised	(40,805)	5.00
Options forfeited	(3,599)	10.47
Options expired	(5,000)	15.05

Shares under option at March 29, 2009	1,661,423	$12.50	3.94 years	$195

Vested and expected to vest as of March 29, 2009	1,572,910	$12.55	3.89 years	$195

Options exercisable at March 29, 2009	1,118,507	$12.91	3.31 years	$195
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month period ended March 29, 2009 was $224.
     SFAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first three months of 2009 and 2008. Cash received from option exercises under our stock-based compensation plans for the three-month periods ended March 29, 2009 and 2008 was $119 and $766, respectively.
     d. Warrants
     On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. In January 2009, 10,000 warrants were exercised, for total proceeds received of $123. At March 29, 2009, there were 8,000 warrants outstanding.
     e. Restricted Stock Awards
     There were no restricted stock grants awarded during the three-month period ended March 29, 2008.
     Restricted stock grants awarded during the three-month period ended March 29, 2009 had the following values:

Three-Month
Period Ended
March 29, 2009
Number of shares awarded	16,286
Weighted average fair value per share	$11.33

Aggregate total value	$185

     The activity of restricted stock awards of common stock for the first three months of 2009 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2008	69,864	$11.36
Granted	16,286	11.33
Vested	(23,000)	11.51
Forfeited	—	—

Unvested at March 29, 2009	63,150	$11.30

     We recorded compensation cost related to restricted stock grants of $87 and $161 for the three-month periods ended March 29, 2009 and 2008, respectively. As of March 29, 2009, we had $502 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.52 years. The total fair value of these grants that vested during the three-month period ended March 29, 2009 was $161.
8. INCOME TAXES
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
     For the three-month period ended March 29, 2009, we recorded $91 in income tax expense primarily due to the deferred tax provision for the establishment of additional deferred tax liabilities for temporary items that may not reverse in the carryforward period. For the three-month period ended March 29, 2008, we recorded $45 in income tax expense primarily due to the income reported for U.S. operations during the period.
     The effective tax rate for the total consolidated company was (3.8%) and 1.8% for the three-month periods ended March 29, 2009 and 2008, respectively. The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. This limitation did have an impact on income taxes determined for 2008 and may have an impact on income taxes to be determined for 2009. As a result, we did incur the alternative minimum tax in 2008 and expect to incur the alternative minimum tax in 2009. The tax provision includes a provision for the U.S. alternative minimum tax as well as state income taxes, for states which we do not have the ability to utilize net operating loss carryforwards. Normally, the payment of the alternative minimum tax results in the establishment of a deferred tax asset. However, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.
     As of December 31, 2008, we have foreign and domestic net operating loss carryforwards totaling approximately $58,403 available to reduce future taxable income. Foreign loss carryforwards of approximately $8,963 can be carried forward indefinitely. The domestic net operating loss carryforwards of $49,440 expires from 2018 through 2027. The domestic net operating loss carryforwards include approximately $2,687 of the net operating loss carryforwards for which a benefit will be recorded in capital in excess of par value when realized.
     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At March 29, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At March 29, 2009, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
     We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). We have recorded no liability for income taxes associated with unrecognized tax benefits during 2008 and 2009, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). It is possible that a liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months.
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
     We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 and $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2009. However, this limitation did have an impact of $54 on income taxes determined for 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
9. EARNINGS PER SHARE
     On January 1, 2009, we adopted the provisions of FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 requires that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (such as restricted stock awards granted by us) be considered participating securities. Because the restricted stock awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The retrospective application of the provisions of FSP No. EITF 03-6-1 did not change the prior period earnings per share (“EPS”) amounts.
     Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three-month periods ended March 29, 2009 and 2008, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.
     The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods
	Ended March 29,
	2009	2008

Net Income (Loss) attributable to Ultralife	$(2,512)	$2,434
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (-0- and 87,000 shares, respectively)	—	(12)

Net Income (Loss) attributable to Ultralife common shareholders (a)	(2,512)	2,422
Effect of Dilutive Securities:
Convertible Notes Payable	—	—

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$(2,512)	$2,422

Average Common Shares Outstanding — Basic (c)	17,115,000	17,027,000
Effect of Dilutive Securities:
Stock Options / Warrants	—	414,000
Convertible Notes Payable	—	—

Average Common Shares Outstanding — Diluted (d)	17,115,000	17,441,000

EPS — Basic (a/c)	$(0.15)	$0.14
EPS — Diluted (b/d)	$(0.15)	$0.14
     There were 1,717,073 and 270,286 outstanding stock options, warrants and restricted stock awards for the three-month periods ended March 29, 2009 and 2008, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 253,776 and 266,667 shares of common stock for the three-month periods ended March 29, 2009 and 2008, respectively, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of -0- and 1,555,488 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended March 29, 2009 and 2008, respectively.

10.	COMPREHENSIVE INCOME
          The components of our total comprehensive income (loss) were:

	Three-Month Periods
	Ended March 29,
	2009	2008

Net income (loss) attributable to Ultralife	$(2,512)	$2,434
Foreign currency translation adjustments	(54)	165
Change in fair value of derivatives	7	(32)

Total comprehensive income (loss)	$(2,559)	$2,567

11.	COMMITMENTS AND CONTINGENCIES
a. Purchase Commitments
     As of March 29, 2009, we have made commitments to purchase approximately $542 of production machinery and equipment.
b. Product Warranties
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2009 were as follows:

Balance at December 31, 2008	$1,010
Accruals for warranties issued	114
Settlements made	(99)

Balance at March 29, 2009	$1,025

c. Contingencies and Legal Matters
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
     In October 2008, we filed a summons and complaint against one of our vendors seeking to recover at least $3,600 in damages, plus interest resulting from the vendor’s breach of contract and failure to perform by failing to timely deliver product and delivering product that failed to conform to the contractual requirements. The vendor filed an answer and counterclaim in November 2008 denying liability to us for breach of contract and asserting various counterclaims for non-payment, fraud, unjust enrichment, unfair and deceptive trade practices, breach of covenant of good faith and fair dealing, negligent misrepresentation, and tortuous interference with contract and prospective economic advantage. In its answer and counterclaims, the vendor claims damages in excess of $3,500 plus interest and other incidental, consequential and punitive damages. We strongly dispute the vendor’s allegations and we intend to vigorously pursue our claim and defend against the vendor’s claims. We have $3,500 reflected in the accounts payable line on our Condensed Consolidated Balance Sheets relating to this matter. No additional accrual has been made or reflected in the Condensed Consolidated Financial Statements as of March 29, 2009.

     In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”) between the parties. The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA. The customer claims restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800. We strongly dispute the customer’s allegations and we intend to vigorously pursue our claim and defend against the customer’s claims. Accordingly, no accrual has been made or reflected in the Condensed Consolidated Financial Statement as of March 29, 2009.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm has prepared and submitted a Final Investigation Report to the NYSDEC for review. The results of the additional investigation requested by the NYSDEC may increase the estimated remediation costs modestly. Through March 29, 2009, total costs incurred have amounted to approximately $236, none of which has been capitalized. At March 29, 2009 and December 31, 2008, we had $50 and $52, respectively, reserved for this matter.
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. The Verified Complaint estimates that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimates our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 is $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint states that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 are subject to adjustment based on a forensic audit of the trust that is currently being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. While the potential of joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. As of March 29, 2009, we have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
d. Post-Audits of Government Contracts
     We have had certain “exigent”, non-bid contracts with the U.S. government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of March 29, 2009, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.

e. Government Grants/Loans
     We have been able to obtain certain grants/loans from government agencies to assist with various funding needs. In November 2001, we received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. This grant/loan also required us to meet and maintain certain levels of employment. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels had increased to a level that exceeded the minimum threshold, and we received these funds in April 2007. This grant/loan required us to not only meet, but maintain, our employment levels for a pre-determined time period. Our employment levels met the specified levels as of December 31, 2007 and 2008. As a result of meeting the employment levels as of December 31, 2008, we have satisfied all of the requirements for the grant/loan, and no amounts are owed on such grant/loan.
     In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of March 29, 2009, approximately $484 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
     In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of March 29, 2009, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the RIFG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
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

Three-Month Period Ended March 29, 2009

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$15,572	$13,854	$4,236	$6,141	$—	$39,803
Segment contribution	2,822	3,438	1,040	481	(10,038)	(2,257)
Interest expense, net					(179)	(179)
Gain on debt conversion					—	—
Miscellaneous					11	11
Income taxes-current					(2)	(2)
Income taxes-deferred					(89)	(89)
Non controlling interest					4	4

Net loss attributable to Ultralife						$(2,512)
Total assets	$46,004	$28,669	$39,240	$22,395	$4,882	$141,190
Three-Month Period Ended March 29, 2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$14,616	$6,738	$24,054	$4,179	$—	$49,587
Segment contribution	3,056	1,201	6,121	497	(8,512)	2,363
Interest expense, net					(318)	(318)
Gain on debt conversion					313	313
Miscellaneous					108	108
Income taxes-current					(54)	(54)
Income taxes-deferred					9	9
Non controlling interest					13	13

Net income attributable to Ultralife						$2,434
Total assets	$46,166	$23,154	$45,544	$16,050	$4,927	$135,841
13.	FIRE AT MANUFACTURING FACILITY
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”). The FSP delayed, for one year, the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the deferred provisions of SFAS No. 157 effective January 1, 2009 which impacts the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the additional disclosures that are required.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. For further discussion of certain of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2008.
     The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts.
General
     We offer products and services ranging from portable and standby power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, standby power systems, communications and electronics systems and accessories, and custom engineered systems, solutions and services. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments. (See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional information.)
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
     In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested $86 in cash into the India JV, as consideration for our 51% ownership stake in the India JV.
     In June 2008, we changed our corporate name from Ultralife Batteries, Inc. to Ultralife Corporation. The purpose of the name change was to align our corporate name more closely with the business now being conducted by us, as we are no longer exclusively a battery manufacturing company.
     On November 10, 2008, we acquired certain assets of U.S. Energy Systems, Inc. and its service affiliate, U.S. Power Services, Inc. (“USE” collectively), a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. Under the terms of the agreement, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain post-acquisition financial milestones, we will issue up to an aggregate amount of 200,000 unregistered shares of our common stock, over a period of four years. (See Note 2 in the Notes to Condensed Consolidated Financial Statements for additional information.)
     On March 20, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of the tactical communications products business of Science Applications International Corporation. The tactical communications products business (“AMTI”), located in Virginia Beach, Virginia, designs, develops and manufactures tactical communications products including amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment. Under the terms of the asset purchase agreement for AMTI, the purchase price consisted of $5,717 in cash. (See Note 2 in the Notes to Condensed Consolidated Financial Statements for additional information.)
Results of Operations
Three-month periods ended March 29, 2009 and March 29, 2008
     Revenues. Consolidated revenues for the three-month period ended March 29, 2009 amounted to $39,803, a decrease of $9,784, or 19.7%, from the $49,587 reported in the same quarter in the prior year.
     Non-Rechargeable product sales increased $956, or 6.5%, from $14,616 last year to $15,572 this year. The increase in Non-Rechargeable revenues was mainly attributable to higher shipments of our BA-5390 batteries to government/defense customers, offset in part by a decline in sales to automotive telematics customers.
     Rechargeable product sales increased $7,116, or 105.6%, from $6,738 last year to $13,854 this year. The increase in Rechargeable revenues was mainly attributable to strong demand for batteries and charging systems from U.S. defense customers.
     Communications Systems revenues decreased $19,818, or 82.4%, from $24,054 last year to $4,236 this year, due to deliveries of SATCOM-on-the-Move and other advanced communications systems in 2008 resulting primarily from the sizeable orders we received during the latter part of 2007, that did not reoccur in 2009.

     Design and Installation Services revenues increased $1,962, or 46.9%, from $4,179 last year to $6,141 this year, mainly due to the added revenue base provided from the acquisition of USE in the fourth quarter of 2008.
     Cost of Products Sold. Cost of products sold totaled $32,022 for the quarter ended March 29, 2009, a decrease of $6,690, or 17.3%, from the $38,712 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 78.1% for the three-month period ended March 29, 2008 to 80.5% for the three-month period ended March 29, 2009. Correspondingly, consolidated gross margin was 19.5% for the three-month period ended March 29, 2009, compared with 21.9% for the three-month period ended March 29, 2008, generally attributable to the margin decreases in the Non-Rechargeable Products, Communications Systems and Design and Installation Services segments, offset by improvements in the Rechargeable Products segment.
     In our Non-Rechargeable Products segment, the cost of products sold increased $1,190, from $11,560 in the three-month period ended March 29, 2008 to $12,750 in 2009. Non-Rechargeable gross margin for 2009 was $2,822, or 18.1% of revenues, a decrease of $234 from 2008’s gross margin of $3,056, or 20.9% of revenues. Non-Rechargeable gross margin declined for the three-month period ended March 29, 2009, primarily as a result of lower production volumes, in comparison to the three-month period ended March 29, 2008, that resulted in unfavorable overhead absorption.
     In our Rechargeable Products segment, the cost of products sold increased $4,879, from $5,537 in the three-month period ended March 29, 2008 to $10,416 in 2009. Rechargeable gross margin for 2009 was $3,438, or 24.8% of revenues, an increase of $2,237 from 2008’s gross margin of $1,201, or 17.8% of revenues. Rechargeable gross margin improved primarily as a result of higher sales volumes and favorable product mix, as well as lower costs for material and component parts.
     In our Communications Systems segment, the cost of products sold decreased $14,737, from $17,933 in the three-month period ended March 29, 2008 to $3,196 in 2009. Communications Systems gross margin for 2009 was $1,040, or 24.6% of revenues, a decrease of $5,081 from 2008’s gross margin of $6,121, or 25.4% of revenues. The decrease in the gross margin for Communications Systems resulted mainly from the change in the overall sales mix in this segment.
     In our Design and Installation Services segment, the cost of sales increased $1,978, from $3,682 in the three-month period ended March 29, 2008 to $5,660 in 2009. Design and Installation Services gross margin for 2009 was $481, or 7.8% of revenues, a decrease of $16 from 2008’s gross margin of $497, or 11.9% of revenues. Gross margin in this particular segment was weaker than expected due to expected short-term price competition with component suppliers, relatively low margin jobs that carried over from year-end, and ongoing integration efforts related to the USE acquisition.
     Operating Expenses. Total operating expenses for the three-month period ended March 29, 2009 totaled $10,038, an increase of $1,526 from the prior year’s amount of $8,512. Overall, operating expenses as a percentage of sales increased to 25.2% in the first quarter of 2009 from 17.1% reported in the prior year, due to the overall expense increase over a lower revenue base. Amortization expense associated with intangible assets related to our acquisitions was $341 for 2009 ($231 in selling, general and administrative expenses and $110 in research and development costs), compared with $520 for 2008 ($361 in selling, general, and administrative expenses and $159 in research and development costs). Research and development costs were $1,980 in 2009, an increase of $371, or 23.1%, over the $1,609 reported in 2008 as we increased our investment in product development and design activity. Selling, general, and administrative expenses increased $1,155, or 16.7%, to $8,058. This increase was comprised of costs related to recently acquired companies, in addition to higher sales and marketing expenses related to development of new territories for the standby power business and generally higher administrative costs.
     Other Income (Expense). Other income (expense) totaled ($168) for the first quarter of 2009, compared to $103 for the first quarter of 2008. Interest expense, net of interest income, decreased $139, to $179 for the first quarter of 2009 from $318 for the comparable period in 2008, mainly as a result of lower average borrowings under our revolving credit facility and lower interest rates. In 2008, we recognized a gain of $313 on the early conversion of the $10,500 convertible notes held by the sellers of McDowell, which related to an increase in the interest rate on the notes from 4.0% to 5.0% in October 2007. Miscellaneous income/expense amounted to income of $11 for the first quarter of 2009 compared with income of $108 for the same period in 2008. This decrease was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
     Income Taxes. We reflected a tax provision of $91 for the first quarter of 2009 compared with $45 in the first quarter of 2008. The effective consolidated tax rate for the first quarter of 2009 was (3.8%) compared with 1.8% for the same period in 2008.
     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At March 29, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At March 29, 2009, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. (See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.) We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. NOL’s and other deferred tax assets, in accordance with the applicable accounting standards.
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
     In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for the first quarter of 2009. However, this limitation did have an impact of $54 on income taxes determined for the first quarter of 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share were $2,512 and $0.15, respectively, for the three months ended March 29, 2009, compared to a net income attributable to Ultralife and earnings attributable to Ultralife common shareholders per diluted share of $2,434 and $0.14, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share decreased from 17,441,000 in the first quarter of 2008 to 17,115,000 in 2009, mainly due to the share repurchase program we initiated in the fourth quarter of 2008, offset by stock option and warrant exercises and restricted stock grants.
Adjusted EBITDA
     In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income

(loss) before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-cash, non-operating expenses or income. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).
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
     The term Adjusted EBITDA is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:
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

     We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Period Ended
	March 29,	March 29,
	2009	2008
Net income (loss) attributable to Ultralife	$(2,512)	$2,434
Add: interest expense, net	179	318
Add: income tax provision	91	45
Add: depreciation expense	942	998
Add: amortization expense	341	520
Add: stock-based compensation expense	536	487
Less: gain on debt conversion	—	(313)

Adjusted EBITDA	$(423)	$4,489

Liquidity and Capital Resources
     As of March 29, 2009, cash and cash equivalents totaled $943, a decrease of $935 from the beginning of the year. During the three-month period ended March 29, 2009, we used $6,715 of cash from operating activities as compared to a usage of $3,259 for the three-month period ended March 29, 2008. The use of cash from operating activities in 2009 resulted mainly from increased working capital requirements, including higher balances of inventory, as we prepared to deliver on anticipated contract awards and to meet the anticipated delivery schedules for those awards.
     We used $7,156 in cash for investing activities during the first three-month period of 2009 compared with $397 in cash used for investing activities in the same period in 2008. In 2009, we spent $393 to purchase plant, property and equipment, and $6,763 was used in connection with the acquisition of AMTI, as well as contingent purchase price payouts related to RedBlack and RPS. In 2008, we spent $376 to purchase plant, property and equipment.
     During the three-month period ended March 29, 2009, we generated $12,904 in funds from financing activities compared to the generation of $2,116 in funds in the same period of 2008. The financing activities in 2009 included a $16,600 inflow from drawdowns on the revolver portion of our primary credit facility, and an inflow of cash from stock option and warrant exercises of $242, offset by an outflow of $612 for principal payments on term debt under our primary credit facility and capital lease obligations, and an outflow of $3,326 for the purchase of treasury shares related to our share repurchase program.
     Inventory turnover for the first three months of 2009 was an annualized rate of approximately 2.6 turns per year, a decrease from the 4.6 turns for the full year of 2008. The decrease in this metric is mainly due to a buildup in inventory in anticipation of certain orders from the U.S. Government that have been delayed, as well as the decrease in the sales volumes during the quarter. Our Days Sales Outstanding (DSOs) was an average of 63 days for the first three months of 2009, an increase from the 2008 average of 53 days, mainly due to the overall domestic and global recessionary economic conditions.
     As of March 29, 2009, we had made commitments to purchase approximately $542 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.

Debt Commitments
     Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including those of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”), with JP Morgan Chase Bank acting as the administrative agent. The current revolver loan commitment is $35,000. Availability under the revolving credit component is subject to meeting certain financial covenants, including a debt to earnings ratio and a fixed charge coverage ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points.
     On June 30, 2004, we drew down on a $10,000 term loan under the credit facility. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48%. During the first three months of 2009, the adjusted rate was 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at March 29, 2009 resulted in a liability of $5, all of which was reflected as a short-term liability.
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
     Effective January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the Lenders. The Restated Credit Agreement reflects the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increased the revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest is based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term is defined in the Restated Credit Agreement, within a predetermined grid, which is dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter is greater than or less than zero. Generally, borrowings under the Restated Credit Agreement bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio. As of March 29, 2009, we were in compliance with all of the credit facility covenants, as amended.
     As of March 29, 2009, we had $667 outstanding under the term loan component of our credit facility with our primary lending bank and $16,600 was outstanding under the revolver component. At March 29, 2009, the interest rate on the revolver component was 3.75%. As of March 29, 2009, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At March 29, 2009, we had no outstanding letters of credit related to this facility, leaving $18,400 of additional borrowing capacity.

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
Equity Transactions
     During the first three-month periods of 2009 and 2008, we issued 43,000 and 157,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $242 in 2009 and $1,775 in 2008 in cash proceeds as a result of these transactions.
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
Outlook
     As a result of the delays in government/defense programs, mainly related to our communications systems business, we have lowered our revenue guidance for 2009 from $250,000 to approximately $230,000 and reduced our operating income estimate from approximately $20,000 to approximately $13,000. Although we still expect orders for our advanced communications systems and rechargeable batteries and charging systems to be released against government/defense programs in 2009, our assumption is that administrative delays will cause implementation of these programs to be one quarter later than previously anticipated. The margins on the delayed sales relate to higher margin products in the Communications Systems segment.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”). The FSP delayed, for one year, the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the deferred provisions of SFAS No. 157 effective January 1, 2009 which impacts the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the additional disclosures that are required.
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
     During the first three months of 2009, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
     We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of our credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of March 29, 2009, a one basis point change in the Eurodollar spread would have a less than $1 value change. (See Note 6 in Notes to Condensed Consolidated Financial Statements for additional information.)
     We are subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. We monitor the relationship between the U.S. dollar and other currencies on a continuous basis and adjust sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency effects relative to the U.S. dollar.
     We maintain manufacturing operations in North America, Europe and Asia, and export products internationally. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, which is translated into U.S. dollars for our Condensed Consolidated Financial Statements.
Item 4. CONTROLS AND PROCEDURES
     Evaluation Of Disclosure Controls And Procedures — Our president and chief executive officer (principal executive officer) and our vice president — finance and chief financial officer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our president and chief executive officer and vice president - finance and chief financial officer concluded that our disclosure controls and procedures were effective as of such date.
     Changes In Internal Control Over Financial Reporting — There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f)) that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on the financial position or results of our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases may be made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases will be made in compliance with Securities and Exchange Commission guidelines and will be subject to market conditions, applicable legal requirements, and other factors. We have no obligation under the program to repurchase shares and the program may be suspended or discontinued at any time without prior notice. We intend to fund the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, if necessary. In April 2009, this share repurchase program expired. Common stock repurchases in the first quarter of 2009 were as follows:

			(c) Total Number	(d) Approximate
			of Shares Purchased	Dollar Value of
	(a) Total Number	(b) Average	as Part of Publically	Shares that May yet
	of Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased	Per Share	Programs	The Plans or Programs

January 1, 2009 — February 1, 2009	—	$—	—	$8,185
February 2, 2009 — March 1, 2009	101,458	8.13	101,458	7,360
March 2, 2009 — March 29, 2009	314,847	7.95	314,847	4,859

Total First Quarter of 2009	416,305		416,305

Item 6.	Exhibits

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.1	Amended and Restated Credit Agreement dated as of January 27, 2009, with the Lenders Party Hereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 99.1 of the Form 8-K filed on February 2, 2009
10.2	Amendment No.1 to the Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007	Exhibit 99.1 of the Form 8-K filed on February 13, 2009
10.3	Amended and Restated Subordinated Promissory Note with William Maher effective March 28, 2009	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32.1	906 Certifications	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: May 7, 2009	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Robert W. Fishback
Robert W. Fishback
Vice President — Finance and Chief Financial Officer

Index to Exhibits

10.3	Amended and Restated Subordinated Promissory Note with William Maher effective March 28, 2009
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002