Form 10-Q
period 2009-06-28
ULTRALIFE CORP
filed 2009-08-10
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
Common stock, $.10 par value — 16,978,369 shares of common stock outstanding, net of 1,358,507 treasury shares, as of August 2, 2009.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	June 28,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,175	$1,878
Trade accounts receivable (less allowance for doubtful accounts of $1,216 at June 28, 2009 and $1,086 at December 31, 2008)	30,587	30,588
Inventories	51,223	40,465
Deferred tax asset — current	441	441
Prepaid expenses and other current assets	1,539	1,801

Total current assets	84,965	75,173

Property, plant and equipment, net	18,250	18,465

Other assets:
Goodwill	25,361	22,943
Intangible assets, net	14,000	12,925
Security deposits and other long-term assets	87	81

	39,448	35,949

Total Assets	$142,663	$129,587

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$24,514	$1,425
Accounts payable	20,449	20,255
Income taxes payable	15	582
Other current liabilities	10,775	9,974

Total current liabilities	55,753	32,236

Long-term liabilities:
Debt and capital lease obligations	4,562	4,670
Deferred tax liability — long-term	4,078	3,894
Other long-term liabilities	654	634

Total long-term liabilities	9,294	9,198

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,336,876 at June 28, 2009 and 18,227,009 at December 31, 2008	1,826	1,815
Capital in excess of par value	168,635	167,259
Accumulated other comprehensive loss	(1,057)	(1,930)
Accumulated deficit	(84,256)	(74,780)

	85,148	92,364

Less —Treasury stock, at cost — 1,358,507 and 942,202 shares outstanding, respectively	7,558	4,232

Total Ultralife equity	77,590	88,132

Noncontrolling interest	26	21

Total shareholders’ equity	77,616	88,153

Total Liabilities and Shareholders’ Equity	$142,663	$129,587

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 28,	June 28,	June 28,	June 28,
	2009	2008	2009	2008

Revenues	$39,593	$87,898	$79,396	$137,485

Cost of products sold	32,813	67,270	64,835	105,982

Gross margin	6,780	20,628	14,561	31,503

Operating expenses:
Research and development (including $148, $158, $258 and $317 respectively, of amortization of intangible assets)	2,514	2,137	4,494	3,746
Selling, general, and administrative (including $318, $368, $549 and $729 respectively, of amortization of intangible assets)	10,591	8,554	18,649	15,457

Total operating expenses	13,105	10,691	23,143	19,203

Operating income (loss)	(6,325)	9,937	(8,582)	12,300

Other income (expense):
Interest income	1	2	4	13
Interest expense	(350)	(240)	(532)	(569)
Gain on insurance settlement	—	—	—	39
Gain on debt conversion	—	—	—	313
Miscellaneous	(209)	40	(198)	109

Income (loss) before income taxes	(6,883)	9,739	(9,308)	12,205

Income tax provision-current	—	264	2	318
Income tax provision-deferred	95	3,095	184	3,086

Total income taxes	95	3,359	186	3,404

Net income (loss)	$(6,978)	$6,380	$(9,494)	$8,801

Net loss attributable to noncontrolling interest	14	15	18	28

Net income (loss) attributable to Ultralife	$(6,964)	$6,395	$(9,476)	$8,829

Net income (loss) attributable to Ultralife common shareholders — basic	$(0.41)	$0.37	$(0.56)	$0.51

Net income (loss) attributable to Ultralife common shareholders — diluted	$(0.41)	$0.36	$(0.56)	$0.50

Weighted average shares outstanding — basic	16,894	17,309	17,024	17,155

Weighted average shares outstanding — diluted	16,894	17,708	17,024	17,770

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Periods Ended
	June 28,	June 28,
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(9,494)	$8,801
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of financing fees	1,939	1,931
Amortization of intangible assets	807	1,046
Gain on asset disposal	—	(3)
Gain on insurance settlement	—	(39)
Foreign exchange (gain) loss	191	(64)
Gain on debt conversion	—	(313)
Impairment of long-lived assets	—	138
Non-cash stock-based compensation	1,077	1,196
Changes in deferred income taxes	184	3,086
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	420	(26,340)
Inventories	(8,094)	(10,918)
Prepaid expenses and other current assets	225	2,693
Insurance receivable relating to fires	—	201
Income taxes payable	(567)	318
Accounts payable and other liabilities	339	22,074

Net cash provided from (used in) operating activities	(12,973)	3,807

INVESTING ACTIVITIES
Purchase of property and equipment	(1,253)	(1,616)
Payments for acquired companies, net of cash acquired	(6,763)	11

Net cash used in investing activities	(8,016)	(1,605)

FINANCING ACTIVITIES
Net change in revolving credit facilities	23,900	(4,704)
Proceeds from issuance of common stock	310	2,163
Proceeds from issuance of debt	751	—
Principal payments on debt and capital lease obligations	(1,192)	(1,113)
Purchase of treasury stock	(3,326)	—

Net cash provided from (used in) financing activities	20,443	(3,654)

Effect of exchange rate changes on cash	(157)	34

Change in cash and cash equivalents	(703)	(1,418)

Cash and cash equivalents at beginning of period	1,878	2,245

Cash and cash equivalents at end of period	$1,175	$827

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$605	$—

Cash paid for interest	$449	$641

Noncash investing and financing activities:
Purchase of property and equipment via notes payable	$102	$66

Conversion of convertible notes into shares of common stock	$—	$10,500

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
     We have evaluated subsequent events through August 10, 2009, which is the date these financial statements were issued.
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
     AMTI Brand
     On March 20, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of the tactical communications products business of Science Applications International Corporation. The tactical communications products business (“AMTI”), located in Virginia Beach, Virginia, designs, develops and manufactures tactical communications products including amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment that will be sold by Ultralife Corporation under the brand name of AMTI.
     Under the terms of the asset purchase agreement for AMTI, the purchase price consisted of $5,717 in cash.

     The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $4,456 was recorded as goodwill in the amount of $1,261. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill will be assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.
     As a result of revisions to the preliminary asset valuations during the second quarter of 2009, values assigned to the intangible assets have been revised. The adjustments to the values for intangible assets from those reported for the first quarter of 2009 were as follows: trademarks decreased by $30, patents and technology increased by $287, and customer relationships increased by $601. These adjustments resulted in a decrease to goodwill of $858.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—
Trade accounts receivable, net	696
Inventories	2,350

Total current assets	3,046
Property, plant and equipment, net	206
Goodwill	1,261
Intangible Assets:
Trademarks	450
Patents and Technology	800
Customer Relationships	920

Total assets acquired	6,683

LIABILITIES
Current liabilities:
Accounts payable	801
Other current liabilities	165

Total current liabilities	966
Long-term liabilities:
Other long-term liabilities	—

Total liabilities assumed	966

Total Purchase Price	$5,717

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
     Under the terms of the asset purchase agreements for USE, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain annual post-acquisition financial milestones during the period ending December 31, 2012, we will issue up to an aggregate of 200,000 unregistered shares of our common stock. The unregistered shares of common stock will be issued after the first occasion annual sales for a calendar year exceed $10,000 (30,000 shares), $15,000 (40,000 shares), $20,000 (60,000 shares), and $25,000 (70,000 shares). The contingent stock issuances will be recorded as an addition to the purchase price when the financial milestones are attained. We incurred $62 in acquisition related costs, which are included in the initial cost of the USE investment of $2,927.
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
3. INVENTORIES
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	June 28, 2009	December 31, 2008
Raw materials	$33,751	$29,352
Work in process	10,721	9,087
Finished goods	10,092	4,876

	54,564	43,315
Less: Reserve for obsolescence	3,341	2,850

	$51,223	$40,465

4. PROPERTY, PLANT AND EQUIPMENT
          Major classes of property, plant and equipment consisted of the following:

	June 28, 2009	December 31, 2008
Land	$123	$123
Buildings and leasehold improvements	6,052	5,274
Machinery and equipment	44,058	42,172
Furniture and fixtures	1,808	1,669
Computer hardware and software	2,980	2,808
Construction in progress	1,489	2,023

	56,510	54,069
Less: Accumulated depreciation	38,260	35,604

	$18,250	$18,465

     Depreciation expense for property, plant and equipment was $973 and $1,894 for the three- and six-month periods ended June 28, 2009, respectively, and $903 and $1,879 for the three- and six-month periods ended June 28, 2008, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
     a. Goodwill
     The following table summarizes the goodwill activity by segment for the six-month periods ended June 28, 2009 and 2008:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total

Balance at December 31, 2007	$1,703	$4,287	$10,460	$4,730	$21,180

Adjustments to purchase price allocation	—	20	—	(63)	(43)
Effect of foreign currency translations	109	—	—	—	109

Balance at June 28, 2008	1,812	4,307	10,460	4,667	21,246

Adjustments to purchase price allocation	250	29	—	297	576
Acquisition of US Energy	—	—	—	1,111	1,111
Effect of foreign currency translations	10	—	—	—	10

Balance at December 31, 2008	2,072	4,336	10,460	6,075	22,943

Adjustments to purchase price allocation	—	65	—	1,095	1,160
Acquisition of AMTI	—	—	1,261	—	1,261
Effect of foreign currency translations	(3)	—	—	—	(3)

Balance at June 28, 2009	$2,069	$4,401	$11,721	$7,170	$25,361

     On February 9, 2009, we entered into Amendment No. 1 to the RedBlack Communications, Inc. stock purchase agreement, which eliminated the up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones provision, in exchange for a one time final payment of $1,020. The one time final payment of $1,020 was made in February 2009, and resulted in an increase to goodwill of $838 (net of the $182 amount that was accrued during the third quarter of 2008) in the Design and Installation Services segment, in the first quarter of 2009, and a revised total cost of the investment of $2,104.

     Through June 28, 2009, we have accrued $65 for the 2009 portion of the contingent cash consideration in connection with the purchase price for RPS Powers Systems, Inc., which is included in the other current liabilities line on our Condensed Consolidated Balance Sheet. This accrual resulted in an increase to goodwill of $65 in the Rechargeable Products segment.
b. Intangible Assets
     The composition of intangible assets was:

	June 28, 2009
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$4,855	$—	$4,855
Patents and technology	5,158	2,570	2,588
Customer relationships	9,791	3,417	6,374
Distributor relationships	352	197	155
Non-compete agreements	393	365	28

Total intangible assets	$20,549	$6,549	$14,000

	December 31, 2008
		Accumulated
	Gross Assets	Amortization	Net
Trademarks	$4,789	$—	$4,789
Patents and technology	4,229	2,313	1,916
Customer relationships	8,906	2,934	5,972
Distributor relationships	352	180	172
Non-compete agreements	393	317	76

Total intangible assets	$18,669	$5,744	$12,925

     Amortization expense for intangible assets was $466 and $807 for the three- and six-month periods ended June 28, 2009, respectively, and $526 and $1,046 for the three- and six-month periods ended June 28, 2008, respectively.
     The change in the cost value of total intangible assets from December 31, 2008 to June 28, 2009 is a result of the 2009 acquisition, changes in the valuation of intangible assets in connection with the 2008 acquisition and the effect of foreign currency translations.
6. DEBT
     Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including those of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”), with JP Morgan Chase Bank acting as the administrative agent (“Agent”). The current revolver loan commitment is $35,000. Availability under the revolving credit component is subject to meeting certain financial covenants, including a debt to earnings ratio and a fixed charge coverage ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.

     On June 30, 2004, we drew down on a $10,000 term loan under the credit facility. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48%. During the first six months of 2009, the adjusted rate was 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at June 28, 2009 resulted in a liability of $1, all of which was reflected as a short-term liability.
     In July 2009, we paid the final monthly installment for the term loan under the credit facility and have no further obligations relating to the term loan portion of the credit facility. Correspondingly, the interest rate swap arrangement we entered into in connection with the term loan under the credit facility has expired and we have no further obligations under the interest rate swap arrangement.
     There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the Lenders. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amended the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points.
     Effective January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the Lenders. The Restated Credit Agreement reflects the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increased the revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest is based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term is defined in the Restated Credit Agreement, within a predetermined grid, which is dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter is greater than or less than zero. Generally, borrowings under the Restated Credit Agreement bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio. As amended, we are to maintain a debt to earnings ratio at or below 2.75 to 1, and a fixed charge ratio at or above 1.25 to 1. As of June 28, 2009, our debt to earnings ratio was 6.05 to 1 and our fixed charge ratio was 0.35 to 1. Therefore, we were not in compliance with the financial covenants identified above, as amended.
     Effective June 28, 2009, we entered into Waiver and Amendment Number One to Amended and Restated Credit Agreement (“Waiver and Amendment”) with the Lenders and Agent. The Waiver and Amendment provided that the Lenders and Agent would waive their right to exercise their respective rights and remedies under the credit facility arising from our failure to comply with the financial covenants in the credit facility with respect to the fiscal quarter ended June 28, 2009. In addition to a number of revisions to non-financial covenants, the Waiver and Amendment revised the applicable revolver rate under the Restated Credit Agreement to an interest rate structure based on the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.

     As of June 28, 2009, we had $167 outstanding under the term loan component of our credit facility with our primary lending bank and $23,900 was outstanding under the revolver component. At June 28, 2009, the interest rate on the revolver component was 5.25%. As of June 28, 2009, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At June 28, 2009, we had $319 of outstanding letters of credit related to this facility, leaving $10,781 of additional borrowing capacity.
     On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement amount was approximately $7,900. The settlement agreement reduced the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminated a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the settlement, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the acquisition’s purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with SFAS No. 141. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock, and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
     While we believe relations with our Lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers will always be obtained when needed. If we are unable to obtain a waiver from our Lenders, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. There can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
     Our ability to refinance our current credit facility, if necessary, or to secure additional capital resources to fund our operational and growth strategies will depend, in large part, on our ability to access the credit markets. The recent disruption in credit markets and our recent operating losses make it uncertain whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.
7. SHAREHOLDERS’ EQUITY
     a. Common Stock
     In February 2009, we issued 4,388 shares of common stock to our non-employee directors, valued at $37.
     In May 2009, we issued 10,725 shares of common stock to our non-employee directors, valued at $76.

     b. Treasury Stock
     At June 28, 2009 and December 31, 2008, we had 1,358,507 and 942,202 shares, respectively, of treasury stock outstanding, valued at $7,558 and $4,232, respectively. The increase in treasury shares related to shares that were repurchased under our share repurchase program.
     In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases were made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases were made in compliance with Securities and Exchange Commission guidelines and were subject to market conditions, applicable legal requirements, and other factors. We had no obligation under the program to repurchase shares and the program could have been suspended or discontinued at any time without prior notice. We funded the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary. We spent $5,141 to repurchase 628,413 shares of common stock, at an average price of approximately $8.15 per share, under this share repurchase program. During the first quarter of 2009, we repurchased 416,305 shares of common stock at an average price of approximately $7.99 per share, under this share repurchase program; all other share repurchases were made in the fourth quarter of 2008. In April 2009, this share repurchase program expired.
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
     Our shareholders have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, our shareholders on occasion have approved the grant of options outside of these plans.
     In December 2000, our shareholders approved a 2000 stock option plan for grants to key employees, directors and consultants. The shareholders approved reservation of 500,000 shares of common stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000, to a total of 1,000,000 shares.
     In June 2004, our shareholders adopted the 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, the shareholders approved an amendment to the LTIP, increasing the number of shares of common stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000. In June 2008, the shareholders approved another amendment to the LTIP, increasing the number of shares of common stock by an additional 500,000, bringing the total shares authorized under the LTIP to 2,000,000 shares.
     Stock options granted under the amended 2000 stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-

employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of June 28, 2009, there were 1,647,040 stock options outstanding under the amended 2000 stock option plan and the LTIP.
     On December 19, 2005, we granted our President and Chief Executive Officer, John D. Kavazanjian, an option to purchase shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The option to purchase 48,000 shares of common stock is fully vested. The option expires on June 8, 2013.
     On March 7, 2008, in connection with his becoming employed with us, we granted our Vice-President of Business Development, Philip A. Fain, an option to purchase 50,000 shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option is exercisable in annual increments of 16,667 shares over a three-year period which commenced March 7, 2009. The option expires on March 7, 2015.
     On June 9, 2009, in connection with his becoming employed with us, we granted our current Vice-President of Finance and Chief Financial Officer, John C. Casper, an option to purchase 30,000 shares of common stock at $7.1845 per share outside of any of our equity-based compensation plans. The option is exercisable in annual increments of 10,000 shares over a three-year period commencing June 9, 2010. The option expires on June 9, 2016.
     In conjunction with SFAS 123R, we recorded compensation cost related to stock options of $332 and $744 for the three- and six-month periods ended June 28, 2009, respectively, and $586 and $912 for the three- and six-month periods ended June 28, 2008, respectively. As of June 28, 2009, there was $1,192 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.28 years.
     We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the six-month periods ended June 28, 2009 and 2008:

	Six-Month Periods Ended
	June 28, 2009	June 28, 2008

Risk-free interest rate	1.44%	2.33%
Volatility factor	68.40%	59.46%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.57	3.55
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

     Stock option activity for the first six months of 2009 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2009	1,651,007	$12.33
Options granted	242,820	8.42
Options exercised	(89,355)	4.87
Options forfeited	(6,681)	11.81
Options expired	(22,751)	17.07

Shares under option at June 28, 2009	1,775,040	$12.11	4.07 years	$64

Vested and expected to vest as of June 28, 2009	1,678,403	$12.19	4.01 years	$64

Options exercisable at June 28, 2009	1,162,523	$12.95	3.31 years	$64
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month period ended June 28, 2009 was $405.
     SFAS 123R requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first six months of 2009 and 2008. Cash received from option exercises under our stock-based compensation plans for the six-month periods ended June 28, 2009 and 2008 was $187 and $1,154, respectively.
     d. Warrants
     On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. In January 2009, 10,000 warrants were exercised, for total proceeds received of $123. At June 28, 2009, there were 8,000 warrants outstanding.
     e. Restricted Stock Awards
     There were no restricted stock grants awarded during the six-month period ended June 28, 2008.
     Restricted stock grants awarded during the six-month period ended June 28, 2009 had the following values:

Six-Month Period
Ended
June 28, 2009
Number of shares awarded	24,786
Weighted average fair value per share	$10.58

Aggregate total value	$246

     The activity of restricted stock awards of common stock for the first six months of 2009 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2008	69,864	$11.36
Granted	24,786	7.44
Vested	(23,000)	11.51
Forfeited	—	—

Unvested at June 28, 2009	71,650	$9.96

     We recorded compensation cost related to restricted stock grants of $133 and $220 for the three- and six-month periods ended June 28, 2009, respectively, and $123 and $284 for the three- and six-month periods ended June 28, 2008, respectively. As of June 28, 2009, we had $365 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.28 years. The total fair value of these grants that vested during the six-month period ended June 28, 2009 was $161.
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
     For the three- and six-month periods ended June 28, 2009, we recorded $95 and $186, respectively, in income tax expense primarily due to the deferred tax provision for the establishment of additional deferred tax liabilities for temporary items that may not reverse in the carryforward period. For the three- and six-month periods ended June 28, 2008, we recorded $3,359 and $3,404 in income tax expense. The second quarter of 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q. The remaining expense was primarily due to the income reported for U.S. operations during the period.
     The effective tax rate for the total consolidated company was (1.4%) and (2.0%) for the three-and six-month periods ended June 28, 2009, respectively, and was 34.4% and 27.8% for the three- and six-month periods ended June 28, 2008, respectively. The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. This limitation did have an impact on income taxes determined for 2008 and may have an impact on income taxes to be determined for 2009. As a result, we did incur the alternative minimum tax in 2008 and expect to incur the alternative minimum tax in 2009. The tax provision includes a provision for the U.S. alternative minimum tax as well as state income taxes, for states which we do not have the ability to utilize net operating loss carryforwards. Normally, the payment of the alternative minimum tax results in the establishment of a deferred tax asset. However, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.
     As of December 31, 2008, we have foreign and domestic net operating loss carryforwards totaling approximately $58,403 available to reduce future taxable income. Foreign loss carryforwards of approximately $8,963 can be carried forward indefinitely. The domestic net operating loss carryforwards of $49,440 expire from 2018 through 2027. The domestic net operating loss carryforwards include approximately $2,687 of the net operating loss carryforwards for which a benefit will be recorded in capital in excess of par value when realized.
     During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At June 28, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At June 28, 2009, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
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
     We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 and $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2009. However, this limitation did have an impact of $318 on income taxes determined for 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

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
     Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three- and six-month periods ended June 28, 2009 and 2008, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.
     The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods		Six-Month Periods Ended
	Ended June 28,		June 28,
	2009	2008	2009	2008

Net Income (Loss) attributable to Ultralife	$(6,964)	$6,395	$(9,476)	$8,829
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (-0-, 78,000, -0-, and 87,000 shares, respectively)	—	(29)	—	(43)

Net Income (Loss) attributable to Ultralife common shareholders (a)	(6,964)	6,366	(9,476)	8,786
Effect of Dilutive Securities:
Convertible Notes Payable	—	50	—	115

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$(6,964)	$6,416	$(9,476)	$8,901

Average Common Shares Outstanding — Basic (c)	16,894,000	17,309,000	17,024,000	17,155,000
Effect of Dilutive Securities:
Stock Options / Warrants	—	132,000	—	248,000
Convertible Notes Payable	—	267,000	—	367,000

Average Common Shares Outstanding — Diluted (d)	16,894,000	17,708,000	17,024,000	17,770,000

EPS — Basic (a/c)	$(0.41)	$0.37	$(0.56)	$0.51
EPS — Diluted (b/d)	$(0.41)	$0.36	$(0.56)	$0.50

     There were 1,839,190 and 1,423,450 outstanding stock options, warrants and restricted stock awards for the three-month periods ended June 28, 2009 and 2008, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 227,995 shares of common stock for the three-month period ended June 28, 2009 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of -0- and 456,557 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended June 28, 2009 and 2008, respectively. We also had 266,667 shares of common stock reserved under convertible notes payable, which were included in the dilution computation for the three-month period ended June 28, 2008.
     There were 1,839,190 and 1,428,450 outstanding stock options, warrants and restricted stock awards for the six-month periods ended June 28, 2009 and 2008, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 244,569 shares of common stock for the six-month period ended June 28, 2009 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of -0- and 451,557 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the six-month periods ended June 28, 2009 and 2008, respectively. We also had 366,667 shares of common stock reserved under convertible notes payable, which were included in the dilution computation for the six-month period ended June 28, 2008.
10. COMPREHENSIVE INCOME
     The components of our total comprehensive income (loss) were:

	Three-Month Periods		Six-Month Periods Ended
	Ended June 28,		June 28,
	2009	2008	2009	2008

Net income (loss) attributable to Ultralife	$(6,964)	$6,395	$(9,476)	$8,829
Foreign currency translation adjustments	916	16	862	181
Change in fair value of derivatives	4	13	11	(19)

Total comprehensive income (loss)	$(6,044)	$6,424	$(8,603)	$8,991

11. COMMITMENTS AND CONTINGENCIES
     a. Purchase Commitments
     As of June 28, 2009, we have made commitments to purchase approximately $495 of production machinery and equipment.

     b. Product Warranties
     We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2009 were as follows:

Balance at December 31, 2008	$1,010
Accruals for warranties issued	75
Settlements made	(166)

Balance at June 28, 2009	$919

     c. Contingencies and Legal Matters
     We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
     In October 2008, we filed a summons and complaint against one of our vendors seeking to recover at least $3,600 in damages, plus interest resulting from the vendor’s breach of contract and failure to perform by failing to timely deliver product and delivering product that failed to conform to the contractual requirements. The vendor filed an answer and counterclaim in November 2008 denying liability to us for breach of contract and asserting various counterclaims for non-payment, fraud, unjust enrichment, unfair and deceptive trade practices, breach of covenant of good faith and fair dealing, negligent misrepresentation, and tortuous interference with contract and prospective economic advantage. In its answer and counterclaims, the vendor claims damages in excess of $3,500 plus interest and other incidental, consequential and punitive damages. We strongly dispute the vendor’s allegations and we intend to vigorously pursue our claim and defend against the vendor’s counterclaims. We have $3,500 reflected in the accounts payable line on our Condensed Consolidated Balance Sheets relating to this matter. No additional accrual has been made or reflected in the Condensed Consolidated Financial Statements as of June 28, 2009.
     In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”) between the parties. The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA. The customer claimed restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800. In June 2009, we received a jury verdict in our favor awarding us $162 in damages on our claim and finding no liability on the customer’s counterclaim. We received full payment from the customer on the award in June 2009, and in July 2009, the parties reached an agreement in which the customer agreed not to pursue an appeal from the jury verdict. Accordingly, no accrual has been made or reflected in the Condensed Consolidated Financial Statement as of June 28, 2009.
     In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm is developing the requested plan for review and approval by the NYSDEC. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. Through June 28, 2009, total costs incurred have amounted to approximately $241, none of which has been capitalized. At June 28, 2009 and December 31, 2008, we had $45 and $52, respectively, reserved for this matter.
     From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. The Verified Complaint estimates that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint

estimates our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 is $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint states that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 are subject to adjustment based on a forensic audit of the trust that is currently being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. While the potential of joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. As of June 28, 2009, we have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.
     d. Post-Audits of Government Contracts
     We have had certain “exigent”, non-bid contracts with the U.S. government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of June 28, 2009, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
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
     In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of June 28, 2009, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
     In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of June 28, 2009, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
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

Three-Month Period Ended June 28, 2009

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$18,925	$10,307	$6,601	$3,760	$—	$39,593
Segment contribution	3,357	1,987	1,175	261	(13,105)	(6,325)
Interest expense, net					(349)	(349)
Miscellaneous					(209)	(209)
Income taxes-current					—	—
Income taxes-deferred					(95)	(95)
Non controlling interest					14	14

Net loss attributable to Ultralife						$(6,964)
Total assets	$47,565	$27,485	$39,537	$23,252	$4,824	$142,663
Three-Month Period Ended June 28, 2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$17,699	$4,490	$61,946	$3,763	$—	$87,898
Segment contribution	2,251	821	16,741	815	(10,691)	9,937
Interest expense, net					(238)	(238)
Miscellaneous					40	40
Income taxes-current					(264)	(264)
Income taxes-deferred					(3,095)	(3,095)
Non controlling interest					15	15

Net income attributable to Ultralife						$6,395
Total assets	$46,848	$19,773	$68,469	$14,993	$3,945	$154,028
Six-Month Period Ended June 28, 2009

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$34,497	$24,161	$10,837	$9,901	$—	$79,396
Segment contribution	6,179	5,425	2,215	742	(23,143)	(8,582)
Interest expense, net					(528)	(528)
Miscellaneous					(198)	(198)
Income taxes-current					(2)	(2)
Income taxes-deferred					(184)	(184)
Non controlling interest					18	18

Net loss attributable to Ultralife						$(9,476)
Total assets	$47,565	$27,485	$39,537	$23,252	$4,824	$142,663

Six-Month Period Ended June 28, 2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total

Revenues	$32,315	$11,228	$86,000	$7,942	$—	$137,485
Segment contribution	5,307	2,022	22,862	1,312	(19,203)	12,300
Interest expense, net					(556)	(556)
Gain on debt conversion					313	313
Miscellaneous					148	148
Income taxes-current					(318)	(318)
Income taxes-deferred					(3,086)	(3,086)
Non controlling interest					28	28

Net loss attributable to Ultralife						$8,829
Total assets	$46,848	$19,773	$68,469	$14,993	$3,945	$154,028
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
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of cash, accounts receivable, trade accounts payable, accrued liabilities and our revolving credit facility approximates carrying value due to the short-term nature of these instruments. The estimated fair value of our convertible note approximates carrying value based on the short duration (sixteen months) of this note. The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.
15. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption is prohibited. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS No. 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires the disclosure of the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this pronouncement did not have a significant impact on our financial statements. See Note 1 for disclosures associated with the adoption of this accounting pronouncement.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of this pronouncement did not have a significant impact on our financial statements. See Note 14 for disclosures associated with the adoption of this accounting pronouncement.
     In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The adoption of this pronouncement did not have a significant impact on our financial statements. The future impact of adopting SFAS No. 141R will depend on the future business combinations that we may pursue.
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

SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the revised disclosures that are required. The future impact of adopting SFAS No. 160 will depend on the structure of future business combinations or partnerships that we may pursue.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, potential delays in the release of purchase orders for our products pursuant to outstanding contracts, consequences of inventory buildups in anticipation of purchase orders that may not be fulfilled, addressing the process of U.S. military procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. For further discussion of certain of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A, “Risk Factors” in this Form 10-Q.
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
          On November 10, 2008, we acquired certain assets of U.S. Energy Systems, Inc. and its service affiliate, U.S. Power Services, Inc. (“USE” collectively), a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. Under the terms of the agreement, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain annual post-acquisition financial milestones, we will issue up to an aggregate of 200,000 unregistered shares of our common stock, during the period ending December 31, 2012. (See Note 2 in the Notes to Condensed Consolidated Financial Statements for additional information.)
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
          On June 1, 2009, the Board of Directors appointed John C. Casper as our Vice-President of Finance and Chief Financial Officer, succeeding Robert W. Fishback.
Overview
          Revenue during the second quarter of 2009 was consistent with the first quarter of 2009 due to continued delays in contracting associated with funded government programs. Revenue was virtually zero in automotive telematics due to further inventory corrections in the automotive business and declined in the standby power business due to the deferral of capital spending in the data processing and telecom industries. Revenue was slightly up in other sectors of the business.
          In the second quarter of 2009, we booked a number of non-recurring charges due to a legal action, various operational changes resulting in termination costs and an increase in inventory provisions. While the legal action resulted in a judgment in our favor, defending our position in court against counterclaims asserted against us cost us higher than normal legal fees. Our operational changes included the closing of our Seattle area amplifier operation and the consolidation of it into our newly acquired AMTI operation, and certain severance costs. Inventory reserves resulted from an examination of our inventory in the light of a slower economy. The slowdown in economic activity has caused us to re-evaluate the parts deemed to be slow-moving and the relationship of their cost to their market value.

          Sales of batteries remained strong with notable weakness only in the automotive sector and in the standby power market. We are still being designed into new and existing applications, with particular strength in military markets.
          In the standby power market, we have seen the weakness in the capital markets manifest itself with continued deferrals of projects. This has pushed out several significant programs with major customers. It is also exerting pricing pressure on lead-acid battery sales as suppliers are fighting to liquidate inventories and generate cash in a tighter market. We have reduced expenses in this business segment, consistent with further consolidation of operations, while remaining poised to execute, as we believe, that the mission critical applications that this area addresses can only defer replacements, upgrades and investments in backup power for so long.
          In the communications systems business, apart from being ready for the SATCOM-on-the-Move orders, we have now consolidated our amplifier manufacturing under the AMTI operation that we purchased in the first quarter of 2009 from SAIC. By consolidating our Seattle area operation into the AMTI operation in Virginia Beach, we are able to reduce overhead costs, while leveraging a strong technical base. This involved the outsourcing of some of the Seattle area production and the relocation of some of the technical talent along with the closing of a facility that is estimated to save us up to $2,000 a year in expenses. The AMTI operation got off to a strong start in the second quarter of 2009 with sales of amplifiers in support of our communications systems business.
          Delays in two separate major programs have affected our ability to be profitable in the first half of 2009; the delay in SATCOM-on-the-Move orders and the delay in our program with the U.K. Ministry of Defence (“UKMOD”). We are still specified as the government furnished equipment provider (“GFE”), for the MRAP and other programs, including the MATV program that has just been awarded to Oshkosh Corporation. Because we supply this product through one or more prime contractors, our visibility on timing is derived from the information that we receive from the contractors involved. The government has been in negotiations now for over nine months and we still believe that an award is imminent. We believe that it is not an issue of whether this will happen, but one of when this will happen.
          During the first quarter of 2009, we were selected as the new battery supplier for the UKMOD for their primary communications radios. This program was delayed from an anticipated first quarter of 2009 start and we have been making the engineering changes that are desired by the customer for this new set of products. We have had a major engineering commitment on this program for over one year now and we expect the revenue from this to commence in the fourth quarter of 2009 on a three year contract.
          Either of these programs would be expected to put us into positive quarterly earnings and despite our certainty about these programs, we have still taken the responsible steps to get expenses down to as low a level as prudent, so that profit from these programs can be as incremental as possible. Some of those cost cutting measures include: implementing a four-day work week for production personnel in our Newark operations, beginning in the third quarter of 2009, to align inventory and production levels with current sales levels; consolidation of operations that are designed to lower the fixed costs basis of our operations; overall cost reductions and tightening of cost controls; and deferral of some discretionary spending.
          Effective June 28, 2009, we entered into Waiver and Amendment Number One to Amended and Restated Credit Agreement (“Waiver and Amendment”) with the Lenders and Agent. The Waiver and Amendment provided that the Lenders and Agent would waive their right to exercise their respective rights and remedies under the credit facility arising from our failure to comply with the financial covenants in the credit facility with respect to the fiscal quarter ended June 28, 2009. In addition to a number of revisions to non-financial covenants, the Waiver and Amendment revised the applicable revolver rate under the Restated Credit Agreement to an interest rate structure based on the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.

Results of Operations
Three-month periods ended June 28, 2009 and June 28, 2008
          Revenues. Consolidated revenues for the three-month period ended June 28, 2009 amounted to $39,593, a decrease of $48,305, or 55.0%, from the $87,898 reported in the same quarter in the prior year.
          Non-Rechargeable product sales increased $1,226, or 6.9%, from $17,699 last year to $18,925 this year. The increase in Non-Rechargeable revenues was mainly attributable to higher shipments of our BA-5390 batteries to government/defense customers, offset in part by a decline in sales to automotive telematics customers.
          Rechargeable product sales increased $5,817, or 129.6%, from $4,490 last year to $10,307 this year. The increase in Rechargeable revenues was mainly attributable to strong demand for batteries and charging systems from U.S. defense customers.
          Communications Systems revenues decreased $55,345, or 89.3%, from $61,946 last year to $6,601 this year, due to deliveries of SATCOM-on-the-Move and other advanced communications systems in 2008 resulting primarily from the sizeable orders we received during the latter part of 2007, that did not reoccur in 2009. Continued delays in finalizing the contract vehicle with prime contractors for government programs, where we have been specified as the GFE, have caused this non-reoccurrence of sales for advanced communications systems.
          Design and Installation Services revenues were relatively unchanged from $3,763 last year to $3,760 this year.
          Cost of Products Sold. Cost of products sold totaled $32,813 for the quarter ended June 28, 2009, a decrease of $34,457, or 51.2%, from the $67,270 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 76.5% for the three-month period ended June 28, 2008 to 82.9% for the three-month period ended June 28, 2009. Correspondingly, consolidated gross margin was 17.1% for the three-month period ended June 28, 2009, compared with 23.5% for the three-month period ended June 28, 2008, generally attributable to the margin decreases in the Communications Systems and Design and Installation Services segments, offset by improvements in the Non-Rechargeable Products and Rechargeable Products segments. These results are impacted as well by the significant reduction in sales of our higher margin Communications Systems products.
          In our Non-Rechargeable Products segment, the cost of products sold increased $120, from $15,448 in the three-month period ended June 28, 2008 to $15,568 in 2009. Non-Rechargeable gross margin for 2009 was $3,357, or 17.7% of revenues, an increase of $1,106 from 2008’s gross margin of $2,251, or 12.7% of revenues. Non-Rechargeable gross margin increased for the three-month period ended June 28, 2009, primarily as a result of higher sales volumes and product mix, in comparison to the three-month period ended June 28, 2008. Also, the approximate $750 restructuring charge that was recorded relating to refocusing our U.K. operations toward enhancing our ability to serve our customers, including the U.K. Ministry of Defence, resulting in employee termination costs and certain asset valuation adjustments in 2008, did not reoccur in 2009.
          In our Rechargeable Products segment, the cost of products sold increased $4,651, from $3,669 in the three-month period ended June 28, 2008 to $8,320 in 2009. Rechargeable gross margin for 2009 was $1,987, or 19.3% of revenues, an increase of $1,166 from 2008’s gross margin of $821, or 18.3% of revenues. Rechargeable gross margin improved primarily as a result of higher sales volumes and favorable product mix, as well as lower costs for material and component parts.

          In our Communications Systems segment, the cost of products sold decreased $39,779, from $45,205 in the three-month period ended June 28, 2008 to $5,426 in 2009. Communications Systems gross margin for 2009 was $1,175, or 17.8% of revenues, a decrease of $15,566 from 2008’s gross margin of $16,741, or 27.0% of revenues. The decrease in the gross margin for Communications Systems resulted mainly from the change in the overall sales mix and lower sales volume in this segment, in addition to increased inventory reserves. We have also implemented a four-day work week for production personnel in our Newark operations, which includes a significant portion of our communications systems manufacturing operations, beginning in the third quarter of 2009, to align inventory and production levels with current sales levels.
          In our Design and Installation Services segment, the cost of sales increased $551, from $2,948 in the three-month period ended June 28, 2008 to $3,499 in 2009. Design and Installation Services gross margin for 2009 was $261, or 6.9% of revenues, a decrease of $554 from 2008’s gross margin of $815, or 21.7% of revenues. Gross margin in this particular segment was weaker than expected due to expected short-term price competition with component suppliers, relatively low margin jobs that carried over from year-end, and ongoing integration efforts related to the USE acquisition.
          Operating Expenses. Total operating expenses for the three-month period ended June 28, 2009 totaled $13,105, an increase of $2,414 from the prior year’s amount of $10,691. Overall, operating expenses as a percentage of sales increased to 33.1% in the second quarter of 2009 from 12.2% reported in the prior year, due to the overall expense increase over a lower revenue base. In response to this unfavorable change to the percentage of sales, we have consolidated some of our operations in an effort to lower the fixed costs basis of our operations, performed an overall cost reduction analysis and tightened our cost controls, and deferred some of our discretionary spending. Amortization expense associated with intangible assets related to our acquisitions was $466 for 2009 ($318 in selling, general and administrative expenses and $148 in research and development costs), compared with $526 for 2008 ($368 in selling, general, and administrative expenses and $158 in research and development costs). Research and development costs were $2,514 in 2009, an increase of $377, or 17.6%, over the $2,137 reported in 2008 as we increased our investment in product development and design activity. Selling, general, and administrative expenses increased $2,037, or 23.8%, to $10,591. This increase was comprised of costs related to recently acquired companies, in addition to higher sales and marketing expenses related to development of new territories for the standby power business and generally higher administrative costs.
          Other Income (Expense). Other income (expense) totaled ($558) for the second quarter of 2009, compared to ($198) for the second quarter of 2008. Interest expense, net of interest income, increased $111, to $349 for the second quarter of 2009 from $238 for the comparable period in 2008, mainly as a result of higher average borrowings under our revolving credit facility. Miscellaneous income/expense amounted to expense of $209 for the second quarter of 2009 compared with income of $40 for the same period in 2008. The expense in 2009 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
          Income Taxes. We reflected a tax provision of $95 for the second quarter of 2009 compared with $3,359 in the second quarter of 2008. The second quarter of 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and was identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q. The effective consolidated tax rate for the second quarter of 2009 was (1.4%) compared with 34.5% for the same period in 2008.

          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At June 28, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At June 28, 2009, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. (See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.) We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. NOL’s and other deferred tax assets, in accordance with the applicable accounting standards.
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
          In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for the second quarter of 2009. However, this limitation did have an impact of $264 on income taxes determined for the second quarter of 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
          Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share were $6,964 and $0.41, respectively, for the three months ended June 28, 2009, compared to a net income attributable to Ultralife and earnings attributable to Ultralife common shareholders per diluted share of $6,395 and $0.36, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share decreased from 17,708,000 in the second quarter of 2008 to 16,894,000 in 2009, mainly due to the share repurchase program we initiated in the fourth quarter of 2008, offset by stock option and warrant exercises and restricted stock grants.
Six-month periods ended March 29, 2009 and March 29, 2008
          Revenues. Consolidated revenues for the six-month period ended June 28, 2009 amounted to $79,396, a decrease of $58,089, or 42.3%, from the $137,485 reported in the same quarter in the prior year.
          Non-Rechargeable product sales increased $2,182, or 6.8%, from $32,315 last year to $34,497 this year. The increase in Non-Rechargeable revenues was mainly attributable to higher shipments of our BA-5390 batteries to government/defense customers, offset in part by a decline in sales to automotive telematics customers.
          Rechargeable product sales increased $12,933, or 115.2%, from $11,228 last year to $24,161 this year. The increase in Rechargeable revenues was mainly attributable to strong demand for batteries and charging systems from U.S. defense customers.

          Communications Systems revenues decreased $75,163, or 87.4%, from $86,000 last year to $10,837 this year, due to deliveries of SATCOM-on-the-Move and other advanced communications systems in 2008 resulting primarily from the sizeable orders we received during the latter part of 2007, that did not reoccur in 2009. Continued delays in finalizing the contract vehicle with prime contractors for government programs, where we have been specified as the GFE, have caused this non-reoccurrence of sales for advanced communications systems.
          Design and Installation Services revenues increased $1,959, or 24.7%, from $7,942 last year to $9,901 this year, mainly due to the added revenue base provided from the acquisition of USE in the fourth quarter of 2008.
          Cost of Products Sold. Cost of products sold totaled $64,835 for the six-month period ended June 28, 2009, a decrease of $41,147, or 38.8%, from the $105,982 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 77.1% for the six-month period ended June 28, 2008 to 81.7% for the six-month period ended June 28, 2009. Correspondingly, consolidated gross margin was 18.3% for the six-month period ended June 28, 2009, compared with 22.9% for the six-month period ended June 28, 2008, generally attributable to the margin decreases in the Communications Systems and Design and Installation Services segments, offset by improvements in the Non-Rechargeable Products and Rechargeable Products segments. These results are impacted as well by the significant reduction in sales of our higher margin Communications Systems products.
          In our Non-Rechargeable Products segment, the cost of products sold increased $1,310, from $27,008 in the six-month period ended June 28, 2008 to $28,318 in 2009. Non-Rechargeable gross margin for 2009 was $6,179, or 17.9% of revenues, an increase of $872 from 2008’s gross margin of $5,307, or 16.4% of revenues. Non-Rechargeable gross margin increased for the six-month period ended June 28, 2009, primarily as a result of higher sales volumes and product mix, in comparison to the six-month period ended June 28, 2008. Also, the approximate $750 restructuring charge that was recorded relating to refocusing our U.K. operations toward enhancing our ability to serve our customers, including the U.K. Ministry of Defence, resulting in employee termination costs and certain asset valuation adjustments in 2008, did not reoccur in 2009.
          In our Rechargeable Products segment, the cost of products sold increased $9,530, from $9,206 in the six-month period ended June 28, 2008 to $18,736 in 2009. Rechargeable gross margin for 2009 was $5,425, or 22.5% of revenues, an increase of $3,403 from 2008’s gross margin of $2,022, or 18.0% of revenues. Rechargeable gross margin improved primarily as a result of higher sales volumes and favorable product mix, as well as lower costs for material and component parts.
          In our Communications Systems segment, the cost of products sold decreased $54,516, from $63,138 in the six-month period ended June 28, 2008 to $8,622 in 2009. Communications Systems gross margin for 2009 was $2,215, or 20.4% of revenues, a decrease of $20,647 from 2008’s gross margin of $22,862, or 26.6% of revenues. The decrease in the gross margin for Communications Systems resulted mainly from the change in the overall sales mix and lower sales volume in this segment, in addition to increased inventory reserves. We have also implemented a four-day work week for production personnel in our Newark operations, which includes a significant portion of our communications systems manufacturing operations, beginning in the third quarter of 2009, to align inventory and production levels with current sales levels.
          In our Design and Installation Services segment, the cost of sales increased $2,529, from $6,630 in the six-month period ended June 28, 2008 to $9,159 in 2009. Design and Installation Services gross margin for 2009 was $742, or 7.5% of revenues, a decrease of $570 from 2008’s gross margin of $1,312, or 16.5% of revenues. Gross margin in this particular segment was weaker than expected due to expected short-term price competition with component suppliers, relatively low margin jobs that carried over from year-end, and ongoing integration efforts related to the USE acquisition.

          Operating Expenses. Total operating expenses for the six-month period ended June 28, 2009 were $23,143, an increase of $3,940 from the prior year’s amount of $19,203. Overall, operating expenses as a percentage of sales increased to 29.1% in the first six months of 2009 from 14.0% reported in the prior year, due to the overall expense increase over a lower revenue base. In response to this unfavorable change to the percentage of sales, we have consolidated some of our operations that are designed to lower the fixed costs basis of our operations, performed an overall cost reduction analysis and tightened our cost controls, and deferred some of our discretionary spending. Amortization expense associated with intangible assets related to our acquisitions was $807 for 2009 ($549 in selling, general and administrative expenses and $258 in research and development costs), compared with $1,046 for 2008 ($729 in selling, general, and administrative expenses and $317 in research and development costs). Research and development costs were $4,494 in 2009, an increase of $748, or 20.0%, over the $3,746 reported in 2008 as we increased our investment in product development and design activity. Selling, general, and administrative expenses increased $3,192, or 20.7%, to $18,649. This increase was comprised of costs related to recently acquired companies, in addition to higher sales and marketing expenses related to development of new territories for the standby power business and generally higher administrative costs.
          Other Income (Expense). Other income (expense) totaled ($726) for the first six months of 2009, compared to ($95) for the first six months of 2008. Interest expense, net of interest income, decreased $28, to $528 for the first six months of 2009 from $556 for the comparable period in 2008, mainly as a result of lower interest rates on our revolving credit facility. In 2008, we recognized a gain of $313 on the early conversion of the $10,500 convertible notes held by the sellers of McDowell, which related to an increase in the interest rate on the notes from 4.0% to 5.0% in October 2007. Miscellaneous income/expense amounted to expense of $198 for the first six months of 2009 compared with income of $148 for the same period in 2008. This decrease was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
          Income Taxes. We reflected a tax provision of $186 for the first six months of 2009 compared with $3,404 in the first six months of 2008. The second quarter of 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and was identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q. The effective consolidated tax rate for the first six months of 2009 was (2.0%) compared with 27.9% for the same period in 2008.
          During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At June 28, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At June 28, 2009, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. (See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.) We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. NOL’s and other deferred tax assets, in accordance with the applicable accounting standards.

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
          In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for the first six months of 2009. However, this limitation did have an impact of $318 on income taxes determined for the first six months of 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
          Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share were $9,476 and $0.56, respectively, for the six months ended June 28, 2009, compared to a net income attributable to Ultralife and earnings attributable to Ultralife common shareholders per diluted share of $8,829 and $0.50, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share decreased from 17,770,000 in the first six months of 2008 to 17,024,000 in 2009, mainly due to the share repurchase program we initiated in the fourth quarter of 2008, offset by stock option and warrant exercises and restricted stock grants.
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
          We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 28,	June 28,	June 28,	June 28,
	2009	2008	2009	2008
Net income (loss) attributable to Ultralife	$(6,964)	$6,395	$(9,476)	$8,829
Add: interest expense, net	349	238	528	556
Add: income tax provision	95	3,359	186	3,404
Add: depreciation expense	997	933	1,939	1,931
Add: amortization expense	466	526	807	1,046
Add: stock-based compensation expense	541	709	1,077	1,196
Less: gain on debt conversion	—	—	—	(313)

Adjusted EBITDA	$(4,516)	$12,160	$(4,939)	$16,649

Liquidity and Capital Resources
          As of June 28, 2009, cash and cash equivalents totaled $1,175, a decrease of $703 from the beginning of the year. During the six-month period ended June 28, 2009, we used $12,973 of cash from operating activities as compared to the generation of $3,807 for the six-month period ended June 28, 2008. The use of cash from operating activities in 2009 resulted mainly from increased working capital requirements, including higher balances of inventory, as we prepared to deliver on anticipated contract awards and to meet the anticipated delivery schedules for those awards.
          We used $8,016 in cash for investing activities during the first six months of 2009 compared with $1,605 in cash used for investing activities in the same period in 2008. In 2009, we spent $1,253 to purchase plant, property and equipment, and $6,763 was used in connection with the acquisition of AMTI, as well as contingent purchase price payouts related to RedBlack and RPS. In 2008, we spent $1,616 to purchase plant, property and equipment.
          During the six-month period ended June 28, 2009, we generated $20,443 in funds from financing activities compared to the usage of $3,654 in funds in the same period of 2008. The financing activities in 2009 included a $23,900 inflow from drawdowns on the revolver portion of our primary credit facility, an inflow of $751 for proceeds from the issuance of debt, and an inflow of cash from stock option and warrant exercises of $310, offset by an outflow of $1,192 for principal payments on term debt under our primary credit facility and capital lease obligations, and an outflow of $3,326 for the purchase of treasury shares related to our share repurchase program.
          Inventory turnover for the first six months of 2009 was an annualized rate of approximately 2.4 turns per year, a decrease from the 4.6 turns for the full year of 2008. The decrease in this metric is mainly due to a buildup in inventory in anticipation of certain orders from the U.S. Government that have been delayed, as well as the decrease in the sales volumes during 2009. Our Days Sales Outstanding (DSOs) as of June 28, 2009, was 67 days, an increase from the 53 days at year-end December 31, 2008, mainly due to the overall domestic and global recessionary economic conditions.
          As of June 28, 2009, we had made commitments to purchase approximately $495 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.
Debt Commitments
          Our primary credit facility consists of both a term loan component and a revolver component, and the facility is collateralized by essentially all of our assets, including those of our subsidiaries. The lenders of the credit facility are JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”), with JP Morgan Chase Bank acting as the administrative agent (“Agent”). The current revolver loan commitment is $35,000. Availability under the revolving credit component is subject to meeting certain financial covenants, including a debt to earnings ratio and a fixed charge coverage ratio. In addition, we are required to meet certain non-financial covenants. The rate of interest, in general, is based upon either the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.
          On June 30, 2004, we drew down on a $10,000 term loan under the credit facility. The term loan is being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us is equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48%. During the first six months of 2009, the adjusted rate was 6.48%. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of this arrangement at June 28, 2009 resulted in a liability of $1, all of which was reflected as a short-term liability.
          In July 2009, we paid the final monthly installment for the term loan under the credit facility and have no further obligations relating to the term loan portion of the credit facility. Correspondingly, the interest rate swap arrangement we entered into in connection with the term loan under the credit facility has expired and we have no further obligations under the interest rate swap arrangement.
          There have been several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the Lenders. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amended the applicable revolver and term rates under the Credit Agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points.
          Effective January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the Lenders. The Restated Credit Agreement reflects the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increased the revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest is based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term is defined in the Restated Credit Agreement, within a predetermined grid, which is dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter is greater than or less than zero. Generally, borrowings under the Restated Credit Agreement bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio. As amended, we are to maintain a debt to earnings ratio at or below 2.75 to 1, and a fixed charge ratio at or above 1.25 to 1. As of June 28, 2009, our debt to earnings ratio was 6.05 to 1 and our fixed charge ratio was 0.35 to 1. Therefore, we were not in compliance with the financial covenants identified above, as amended.
          Effective June 28, 2009, we entered into Waiver and Amendment Number One to Amended and Restated Credit Agreement (“Waiver and Amendment”) with the Lenders and Agent. The Waiver and Amendment provided that the Lenders and Agent would waive their right to exercise their respective rights and remedies under the credit facility arising from our failure to comply with the financial covenants in the credit facility with respect to the fiscal quarter ended June 28, 2009. In addition to a number of revisions to non-financial covenants, the Waiver and Amendment revised the applicable revolver rate under the Restated Credit Agreement to an interest rate structure based on the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.
          As of June 28, 2009, we had $167 outstanding under the term loan component of our credit facility with our primary lending bank and $23,900 was outstanding under the revolver component. At June 28, 2009, the interest rate on the revolver component was 5.25%. As of June 28, 2009, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At June 28, 2009, we had $319 of outstanding letters of credit related to this facility, leaving $10,781 of additional borrowing capacity.
          While we believe relations with our Lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers will always be obtained when needed. If we are unable to obtain a waiver from our Lenders, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. There can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
          Our ability to refinance our current credit facility, if necessary, or to secure additional capital resources to fund our operational and growth strategies will depend, in large part, on our ability to access the credit markets. The recent disruption in credit markets and our recent operating losses make it uncertain whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.
Equity Transactions
          During the first six months of 2009 and 2008, we issued 70,000 and 240,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $310 in 2009 and $2,163 in 2008 in cash proceeds as a result of these transactions.
          On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement amount was approximately $7,900. The settlement agreement reduced the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminated a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the settlement, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the acquisition’s purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with SFAS No. 141. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock, and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
Other Matters
          We continue to be optimistic about our future prospects and growth potential. We continually explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us. In the event that we are unable to finance our operations with the internally generated funds or through the use of additional financing that currently is available to us, we may need to seek additional credit or access capital markets for additional funds. We can provide no assurance, given the current state of credit markets, that we would be successful in this regard, especially in light of our recent operating performance.
          If we are unable to achieve our plans or unforeseen events occur, we may need to implement alternative plans, in addition to plans that we have already initiated. While we believe we can complete our original plans or alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
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
Outlook
          As a result of the delays in government/defense programs, mainly related to our communications systems business, we have lowered our revenue guidance for 2009 from $230,000 to a range of approximately $180,000 to $210,000. Based on our revenue guidance for the second half of the year in the range of approximately $100,000 to $130,000, we expect operating income for the second half of the year in the range of approximately $1,000 to $10,000. Although we still expect orders for our advanced communications systems and rechargeable batteries and charging systems to be released against government/defense programs in 2009, our assumption is that administrative delays will cause implementation of these programs to be at least six months later than previously anticipated. The margins on the delayed sales relate to higher margin products in the Communications Systems segment.
Recent Accounting Pronouncements and Developments
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
          In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R).” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption is prohibited. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS No. 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires the disclosure of the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this pronouncement did not have a significant impact on our financial statements. See Note 1 in Notes to Condensed Consolidated Financial Statements for disclosures associated with the adoption of this accounting pronouncement.
          In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of this pronouncement did not have a significant impact on our financial statements. See Note 14 in Notes to Condensed Consolidated Financial Statements for disclosures associated with the adoption of this accounting pronouncement.
          In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.
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
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The adoption of this pronouncement did not have a significant impact on our financial statements. The future impact of adopting SFAS No. 141R will depend on the future business combinations that we may pursue.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the revised disclosures that are required. The future impact of adopting SFAS No. 160 will depend on the structure of future business combinations or partnerships that we may pursue.
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
          During the first six months of 2009, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
          We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of our credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and will be adjusted accordingly for a Eurodollar spread incorporated in the agreement. As of June 28, 2009, a one basis point change in the Eurodollar spread would have a less than $1 value change. (See Note 6 in Notes to Condensed Consolidated Financial Statements for additional information.)
          In July 2009, we paid the final monthly installment for the term loan under the credit facility and have no further obligations relating to the term loan portion of the credit facility. Correspondingly, the interest rate swap arrangement we entered into in connection with the term loan under the credit facility has expired and we have no further obligations under the interest rate swap arrangement.
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
          In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm is developing the requested plan for review and approval by the NYSDEC. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. Through June 28, 2009, total costs incurred have amounted to approximately $241, none of which has been capitalized. At June 28, 2009 and December 31, 2008, we had $45 and $52, respectively, reserved for this matter.
Item 1A.Risk Factors
          We have updated, amended and restated certain of the risk factors that were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
          Each of the risk factors set forth below, as well as those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.
          Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.
Updated Risk Factors
We face risks related to the current credit crisis.
          Recent disruption in credit markets may impact demand for our products and services, as well as our ability to manage normal relationships with our customers, suppliers and creditors. Tighter credit markets could also result in supplier or customer disruptions.
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

          Our ability to refinance our current credit facility, if necessary, or to secure additional capital resources to fund our operational and growth strategies will depend, in large part, on our ability to access the credit markets. The recent disruption in credit markets and our recent operating losses make it uncertain whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.
We may be unable to obtain financing to fund ongoing operations and future growth.
          While we believe our ongoing cost controls will allow us to generate cash and achieve profitability in the future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds. There is no assurance, given the current state of credit markets and our recent operating performance, that we would be successful in this regard.
          We have certain debt covenants that must be maintained in accordance with the provisions of our credit facility. At June 28, 2009 we were not in compliance with such debt covenants. Although we were able to receive a waiver from our Lenders from compliance with such debt covenants, there is no assurance that we will be able to meet these debt covenants in the future. If we default on any of our debt covenants and we are unable to renegotiate credit terms in order to comply with such covenants, our Lenders may accelerate the payment of our indebtedness under the credit facility. If this were to occur, it could have a material adverse effect on our business, financial condition and results of operations.
          While we believe relations with our Lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers will always be obtained when needed. If we are unable to obtain a waiver from our Lenders, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. There can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
A significant portion of our revenues is derived from certain key customers and the delay or cancellation of orders by any of these key customers may adversely affect our business.
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
          Our overall operating results are affected by many factors, including the timing of orders from our key customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future orders of products and services. The reduction, delay or cancellation of orders from one or more of our key customers for any reason or the loss of one or more of our key customers could materially and adversely affect our business, operating results and financial condition.
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
New Risk Factor
We may not generate a sufficient amount of cash or generate sufficient funds from operations to fund our operations or repay our indebtedness at maturity or otherwise.
          Our ability to make payments on our credit facility as required will depend on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will generate cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases were made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases were made in compliance with Securities and Exchange Commission guidelines and were subject to market conditions, applicable legal requirements, and other factors. We had no obligation under the program to repurchase shares and the program could have been suspended or discontinued at any time without prior notice. We funded the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary. In April 2009, this share repurchase program expired. We made no share repurchases during the second quarter of 2009.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On June 9, 2009, we held our Annual Meeting of Shareholders.

(b)	At the Annual Meeting, our shareholders elected to the Board of Directors all eight nominees for Director with the following votes:

DIRECTOR	FOR	AGAINST

Carole Lewis Anderson	10,969,030	4,664,699
Patricia C. Barron	10,965,989	4,667,740
Anthony J. Cavanna	10,965,804	4,667,925
Paula H. J. Cholmondeley	10,697,304	4,936,425
Daniel W. Christman	10,968,524	4,665,205
John D. Kavazanjian	15,571,374	62,355
Ranjit C. Singh	10,917,887	4,715,842
Bradford T. Whitmore	15,420,741	212,988
(c)	At the Annual Meeting, our shareholders voted for the ratification of the selection of BDO Seidman, LLP as our independent registered public accounting firm for 2009 with the following votes:

FOR	AGAINST	ABSTENTIONS
15,557,664	51,156	24,908
Item 6. Exhibits

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.1	Amended and Restated Subordinated Promissory Note with William Maher effective March 28, 2009	Exhibit 10.3 of the Form 10-Q for the fiscal quarter ended March 29, 2009, filed May 7, 2009

10.2	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of the Form 8-K filed on July 9, 2009

10.3	Employment Agreement between the Registrant and William A. Schmitz	Exhibit 99.2 of the Form 8-K filed on July 9, 2009

10.4	Waiver and Amendment Number One to Amended and Restated Credit Agreement as of June 28, 2009, with the Lenders Party Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Filed herewith

31.1	CEO 302 Certifications	Filed herewith

31.2	CFO 302 Certifications	Filed herewith

32.1	906 Certifications	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: August 10, 2009	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ John C. Casper
John C. Casper
Vice President of Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index to Exhibits
10.4	Waiver and Amendment Number One to Amended and Restated Credit Agreement as of June 28, 2009, with the Lenders Party Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002