Form 10-Q
period 2009-09-27
ULTRALIFE CORP
filed 2009-11-06
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Common stock, $.10 par value — 17,013,668 shares of common stock outstanding, net of 1,358,507 treasury shares, as of November 1, 2009.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	September 27,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,697	$1,878
Trade accounts receivable (less allowance for doubtful accounts of $1,116 at September 27, 2009 and $1,086 at December 31, 2008)	36,230	30,588
Inventories	42,907	40,465
Deferred tax asset — current	441	441
Prepaid expenses and other current assets	1,852	1,801

Total current assets	83,127	75,173

Property, plant and equipment, net	17,291	18,465

Other assets:
Goodwill	25,609	22,943
Intangible assets, net	13,492	12,925
Security deposits and other long-term assets	81	81

	39,182	35,949

Total Assets	$139,600	$129,587

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$26,995	$1,425
Accounts payable	15,080	20,255
Income taxes payable	15	582
Other current liabilities	11,283	9,974

Total current liabilities	53,373	32,236

Long-term liabilities:
Debt and capital lease obligations	4,455	4,670
Deferred tax liability — long-term	4,166	3,894
Other long-term liabilities	749	634

Total long-term liabilities	9,370	9,198

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,372,175 at September 27, 2009 and 18,227,009 at December 31, 2008	1,829	1,815
Capital in excess of par value	168,686	167,259
Accumulated other comprehensive loss	(1,257)	(1,930)
Accumulated deficit	(84,861)	(74,780)

	84,397	92,364

Less — Treasury stock, at cost — 1,358,507 and 942,202 shares outstanding, respectively	7,558	4,232

Total Ultralife equity	76,839	88,132

Noncontrolling interest	18	21

Total shareholders’ equity	76,857	88,153

Total Liabilities and Shareholders’ Equity	$139,600	$129,587

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 27,	September 27,	September 27,	September 27,
	2009	2008	2009	2008

Revenues	$42,363	$67,993	$121,759	$205,478

Cost of products sold	31,999	52,307	96,834	158,289

Gross margin	10,364	15,686	24,925	47,189

Operating expenses:
Research and development (including $139, $155, $397 and $472 respectively, of amortization of intangible assets)	2,748	2,161	7,242	5,907
Selling, general, and administrative (including $310, $362, $859 and $1,091 respectively, of amortization of intangible assets)	8,020	8,227	26,669	23,684

Total operating expenses	10,768	10,388	33,911	29,591

Operating income (loss)	(404)	5,298	(8,986)	17,598

Other income (expense):
Interest income	16	5	20	18
Interest expense	(470)	(248)	(1,002)	(817)
Gain on insurance settlement	—	—	—	39
Gain on debt conversion	—	—	—	313
Miscellaneous	350	(175)	152	(66)

Income (loss) before income taxes	(508)	4,880	(9,816)	17,085

Income tax provision-current	17	151	19	469
Income tax provision-deferred	88	62	272	3,148

Total income taxes	105	213	291	3,617

Net income (loss)	(613)	4,667	(10,107)	13,468

Net (income) loss attributable to noncontrolling interest	8	(10)	26	18

Net income (loss) attributable to Ultralife	$(605)	$4,657	$(10,081)	$13,486

Net income (loss) attributable to Ultralife common shareholders — basic	$(0.04)	$0.27	$(0.59)	$0.78

Net income (loss) attributable to Ultralife common shareholders — diluted	$(0.04)	$0.26	$(0.59)	$0.77

Weighted average shares outstanding — basic	16,921	17,366	16,996	17,220

Weighted average shares outstanding — diluted	16,921	17,722	16,996	17,742

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine-Month Periods Ended
	September 27,	September 27,
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(10,107)	$13,468
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of financing fees	2,986	2,896
Amortization of intangible assets	1,256	1,563
Gain on asset disposal	—	(3)
Gain on insurance settlement	—	(39)
Foreign exchange (gain) loss	(150)	130
Gain on litigation settlement	(1,256)	—
Gain on debt conversion	—	(313)
Impairment of long-lived assets	—	138
Non-cash stock-based compensation	995	1,691
Changes in deferred income taxes	272	3,148
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,307)	(8,465)
Inventories	135	(7,347)
Prepaid expenses and other current assets	(112)	2,455
Insurance receivable relating to fires	—	201
Income taxes payable	(567)	469
Accounts payable and other liabilities	(3,203)	6,468

Net cash provided from (used in) operating activities	(15,058)	16,460

INVESTING ACTIVITIES
Purchase of property and equipment	(1,443)	(2,282)
Payments for acquired companies, net of cash acquired	(6,766)	(368)

Net cash used in investing activities	(8,209)	(2,650)

FINANCING ACTIVITIES
Net change in revolving credit facilities	26,550	(11,204)
Proceeds from issuance of common stock	310	2,276
Proceeds from issuance of debt	751	—
Principal payments on debt and capital lease obligations	(1,468)	(1,669)
Purchase of treasury stock	(3,326)	—

Net cash provided from (used in) financing activities	22,817	(10,597)

Effect of exchange rate changes on cash	269	59

Change in cash and cash equivalents	(181)	3,272

Cash and cash equivalents at beginning of period	1,878	2,245

Cash and cash equivalents at end of period	$1,697	$5,517

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$605	$—

Cash paid for interest	$823	$787

Noncash investing and financing activities:
Purchase of property and equipment via notes payable	$102	$66

Conversion of convertible notes into shares of common stock	$—	$10,500

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
Our monthly closing schedule is a 5/4/4 weekly-based cycle for each fiscal quarter, as opposed to a calendar month-based cycle for each fiscal quarter. While the actual dates for the quarter-ends will change slightly each year, we believe that there are not any material differences when making quarterly comparisons.
We have evaluated subsequent events through November 6, 2009, which is the date these financial statements were issued.
2.	ACQUISITIONS AND JOINT VENTURES
2009 Activity
We accounted for the following acquisitions in accordance with the purchase method of accounting provisions of the revised Financial Accounting Standards Board (“FASB”) guidance for business combinations, whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
AMTI Brand
On March 20, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of the tactical communications products business of Science Applications International Corporation. The tactical communications products business (“AMTI”), located in Virginia Beach, Virginia, designs, develops and manufactures tactical communications products including amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment that are sold by Ultralife Corporation under the brand name of AMTI.

Under the terms of the asset purchase agreement for AMTI, the purchase price consisted of $5,717 in cash.
The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $4,320 was recorded as goodwill in the amount of $1,397. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill will be assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.
As a result of revisions to the preliminary asset valuations during the third quarter of 2009, values assigned to the tangible assets have been revised. The adjustments to the values for tangible assets from those reported for the second quarter of 2009 were as follows: other current liabilities increased by $136. These adjustments resulted in an increase to goodwill of $136.
The following table represents the revised preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—
Trade accounts receivable, net	696
Inventories	2,350

Total current assets	3,046
Property, plant and equipment, net	206
Goodwill	1,397
Intangible Assets:
Trademarks	450
Patents and Technology	800
Customer Relationships	920

Total assets acquired	6,819

LIABILITIES
Current liabilities:
Accounts payable	801
Other current liabilities	301

Total current liabilities	1,102
Long-term liabilities:
Other long-term liabilities	—

Total liabilities assumed	1,102

Total Purchase Price	$5,717

Trademarks have an indefinite life and are not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of thirteen years.

2008 Activity
We accounted for the following acquisitions, including the establishment of a joint venture, in accordance with the purchase method of accounting provisions of the pre-revised FASB guidance for business combinations, whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
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
Under the terms of the asset purchase agreements for USE, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain annual post-acquisition financial milestones during the period ending December 31, 2012, we will issue up to an aggregate of 200,000 unregistered shares of our common stock. The unregistered shares of common stock will be issued after the first occasion annual sales for a calendar year exceed $10,000 (30,000 shares), $15,000 (40,000 shares), $20,000 (60,000 shares), and $25,000 (70,000 shares). The contingent stock issuances will be recorded as an addition to the purchase price when the financial milestones are attained. We incurred $65 in acquisition related costs, which are included in the initial cost of the USE investment of $2,930. During the third quarter of 2009, $3 of additional acquisition costs were incurred, which resulted in an increase to goodwill of $3.
The results of operations of USE and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $1,499 was recorded as goodwill in the amount of $1,431. The acquired goodwill has been assigned to the Design and Installation Services segment and is expected to be fully deductible for income tax purposes.
Values assigned to the intangible assets were revised and finalized during the third quarter of 2009. The adjustments to the values for intangible assets from those reported for the second quarter of 2009 were as follows: patents and technology decreased by $40 and customer relationships decreased by $20. These adjustments resulted in an increase to goodwill of $60.

The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—

Total current assets	—
Property, plant and equipment, net	306
Goodwill	1,431
Intangible Assets:
Patents and Technology	220
Customer Relationships	1,300

Total assets acquired	3,257

LIABILITIES
Current liabilities:
Current portion of long-term debt	56
Other current liabilities	43

Total current liabilities	99
Long-term liabilities:
Debt	228

Total liabilities assumed	327

Total Purchase Price	$2,930

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
Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	September 27, 2009	December 31, 2008
Raw materials	$27,477	$29,352
Work in process	7,476	9,087
Finished goods	11,761	4,876

	46,714	43,315
Less: Reserve for obsolescence	3,807	2,850

	$42,907	$40,465

4.	PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consisted of the following:

	September 27, 2009	December 31, 2008
Land	$123	$123
Buildings and leasehold improvements	5,982	5,274
Machinery and equipment	43,844	42,172
Furniture and fixtures	1,823	1,669
Computer hardware and software	3,387	2,808
Construction in progress	1,181	2,023

	56,340	54,069
Less: Accumulated depreciation	39,049	35,604

	$17,291	$18,465

Depreciation expense for property, plant and equipment was $1,016 and $2,910 for the three- and nine-month periods ended September 27, 2009, respectively, and $943 and $2,822 for the three- and nine-month periods ended September 27, 2008, respectively.
5.	GOODWILL AND INTANGIBLE ASSETS
a. Goodwill
The following table summarizes the goodwill activity by segment for the nine-month periods ended September 27, 2009 and 2008:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total
Balance at December 31, 2007	$1,703	$4,287	$10,460	$4,730	$21,180

Adjustments to purchase price allocation	250	30	—	233	513
Effect of foreign currency translations	114	—	—	—	114

Balance at September 27, 2008	2,067	4,317	10,460	4,963	21,807

Adjustments to purchase price allocation	—	19	—	1	20
Acquisition of US Energy	—	—	—	1,111	1,111
Effect of foreign currency translations	5	—	—	—	5

Balance at December 31, 2008	2,072	4,336	10,460	6,075	22,943

Adjustments to purchase price allocation	—	111	—	1,158	1,269
Acquisition of AMTI	—	—	1,397	—	1,397
Effect of foreign currency translations	—	—	—	—	—

Balance at September 27, 2009	$2,072	$4,447	$11,857	$7,233	$25,609

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

Through September 27, 2009, we have accrued $111 for the 2009 portion of the contingent cash consideration in connection with the purchase price for RPS Power Systems, Inc., which is included in the other current liabilities line on our Condensed Consolidated Balance Sheet. This accrual resulted in an increase to goodwill of $111 in the Rechargeable Products segment.
b. Intangible Assets
The composition of intangible assets was:

	September 27, 2009
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,856	$—	$4,856
Patents and technology	5,119	2,710	2,409
Customer relationships	9,772	3,696	6,076
Distributor relationships	352	206	146
Non-compete agreements	393	388	5

Total intangible assets	$20,492	$7,000	$13,492

	December 31, 2008
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,789	$—	$4,789
Patents and technology	4,229	2,313	1,916
Customer relationships	8,906	2,934	5,972
Distributor relationships	352	180	172
Non-compete agreements	393	317	76

Total intangible assets	$18,669	$5,744	$12,925

Amortization expense for intangible assets was $449 and $1,256 for the three- and nine-month periods ended September 27, 2009, respectively, and $517 and $1,563 for the three- and nine-month periods ended September 27, 2008, respectively.
The change in the cost value of total intangible assets from December 31, 2008 to September 27, 2009 is a result of the 2009 acquisition, changes in the valuation of tangible and intangible assets in connection with the 2008 acquisition and the effect of foreign currency translations.
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

On June 30, 2004, we drew down on a $10,000 term loan under the credit facility. The term loan was repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us was equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48%. During the first nine months of 2009, the adjusted rate was 6.48%. Derivative instruments are accounted for in accordance with FASB’s guidance in accounting for derivative instruments and hedging activities, which requires that all derivative instruments be recognized in the financial statements at fair value.
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
Effective January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the Lenders. The Restated Credit Agreement reflects the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increased the revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest is based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term is defined in the Restated Credit Agreement, within a predetermined grid, which is dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter is greater than or less than zero. Generally, borrowings under the Restated Credit Agreement bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to total liabilities ratio.
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

As stated in the Restated Credit Agreement, as amended by the Waiver and Amendment, we are required to maintain a debt to earnings ratio at or below 2.75 to 1 and a fixed charge ratio at or above 1.25 to 1. As of September 27, 2009, our debt to earnings ratio was (34.37) to 1 and our fixed charge ratio was (0.07) to 1. Accordingly, we were not in compliance with the financial covenants of our credit facility. This constitutes an event of default under the terms of our existing credit facility which would entitle our Lenders to provide us with notice that they were exercising their rights under the credit facility. Although we have not received such a notice from our Lenders, there are no constraints on their ability to do so. If we were to receive a notice of default from our Lenders, we would not be able to cure our default, and our Lenders would be able to exercise their rights and remedies as secured creditors of our indebtedness. Our Lenders would be able to terminate any commitment to lend additional funds to us and demand payment in full of the outstanding indebtedness under our credit facility, which indebtedness totaled $15,500 as of the date of this Quarterly Report on Form 10-Q. We currently do not have sufficient liquidity to satisfy such payment demand, were it to occur. Unless we were able to obtain additional capital resources, or appropriate waivers and forbearances from our Lenders, we would not be able to continue to fund our operations in the ordinary course or continue our business as currently conducted.
We are seeking to change our existing revolving credit line to an asset-based credit facility that will more closely match our operating needs and provide funding for our future operations and have evaluated proposals from our existing Lenders as well as other potential lenders. We have accepted a proposal for an asset-based credit facility which, if and when completed, would result in full payment of all of our obligations under our existing credit facility. In connection with that proposal, we are in active discussions with our current Lenders to secure a forbearance agreement. If we do not succeed in securing that agreement, our current Lenders could demand payment in full of the current outstanding indebtedness upon providing notice of default. We can provide no assurance that we will be able to obtain the forbearance agreement that we are currently discussing. Nor can we assure that we will succeed in obtaining any commitments to secure the asset-based credit facility that we are currently seeking. If we do not succeed in negotiating a forbearance agreement with our Lenders, they would be able to commence foreclosure on some or all of our assets that serve as collateral for the debt owed our Lenders, or exercise other rights and remedies given them under our current credit facility. Substantially all of our assets, tangible and intangible, serve as collateral for the debt that is owed our Lenders. In that event, we would likely be compelled to seek protection under Chapter 11 of the United States Bankruptcy Code. If this were to occur, it could have a material adverse effect on our business, financial condition and results of operations.
As of September 27, 2009, we had $-0- outstanding under the term loan component of our credit facility with our primary lending bank and $26,550 was outstanding under the revolver component. At September 27, 2009, the interest rate on the revolver component was 5.25%. As of September 27, 2009, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At September 27, 2009, we had $325 of outstanding letters of credit related to this facility, leaving $8,125 of additional borrowing capacity.
Our relations with our Lenders have become strained due to our recent operating results and our failure to meet the financial covenants of our existing credit facility. We have received waivers as necessary in the past, and we are in active discussions with our current Lenders to secure a forbearance agreement. There can be no assurance, however, that such discussions will result in the execution and delivery of an appropriate forbearance agreement. Similarly, there can be no assurance that waivers or forbearances will always be obtained when needed in the future. If we are unable to obtain the forbearance agreement from our Lenders, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. There can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
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

On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement amount was approximately $7,900. The settlement agreement reduced the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminated a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the settlement, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the acquisition’s purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with the pre-revised FASB guidance for business combinations. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock, and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
7.	SHAREHOLDERS’ EQUITY
a. Common Stock
In February 2009, we issued 4,388 shares of common stock to our non-employee directors, valued at $37.
In May 2009, we issued 10,725 shares of common stock to our non-employee directors, valued at $76.
In August 2009, we issued 11,881 shares of common stock to our non-employee directors, valued at $76.
In September 2009, we issued 21,340 shares of common stock to four members of the AMTI management team in accordance with the asset purchase agreement for AMTI, valued at $136.
b. Treasury Stock
At September 27, 2009 and December 31, 2008, we had 1,358,507 and 942,202 shares, respectively, of treasury stock outstanding, valued at $7,558 and $4,232, respectively. The increase in treasury shares related to shares that were repurchased under our share repurchase program.
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

c. Stock Options
We have various stock-based employee compensation plans, for which we follow the provisions of FASB’s guidance on share-based payments, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).
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
Stock options granted under the amended 2000 stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of September 27, 2009, there were 1,618,976 stock options outstanding under the amended 2000 stock option plan and the LTIP.
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
On March 7, 2008, in connection with his becoming employed with us, we granted our Vice-President of Business Development, Philip A. Fain, an option to purchase 50,000 shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option vests in annual increments of 16,667 shares over a three-year period which commenced March 7, 2009. The option expires on March 7, 2015.

On June 9, 2009, in connection with his becoming employed with us, we granted our current Vice-President of Finance and Chief Financial Officer, John C. Casper, an option to purchase 30,000 shares of common stock at $7.1845 per share outside of any of our equity-based compensation plans. The option vests in annual increments of 10,000 shares over a three-year period commencing June 9, 2010. The option expires on June 9, 2016.
In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $53 and $797 for the three- and nine-month periods ended September 27, 2009, respectively, and $418 and $1,330 for the three- and nine-month periods ended September 27, 2008, respectively. As of September 27, 2009, there was $494 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.18 years.
We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the nine-month periods ended September 27, 2009 and 2008:

	Nine-Month Periods Ended
	September 27,	September 27,
	2009	2008

Risk-free interest rate	1.44%	2.33%
Volatility factor	68.58%	59.46%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.51	3.55
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
Stock option activity for the first nine months of 2009 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2009	1,651,007	$12.33
Options granted	250,820	8.35
Options exercised	(89,355)	4.87
Options forfeited	(39,319)	11.40
Options expired	(26,177)	16.44

Shares under option at September 27, 2009	1,746,976	$12.10	3.63 years	$71

Vested and expected to vest as of September 27, 2009	1,667,983	$12.17	3.55 years	$70

Options exercisable at September 27, 2009	1,229,546	$12.85	2.84 years	$69
The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month period ended September 27, 2009 was $371.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first nine months of 2009 and 2008. Cash received from option exercises under our stock-based compensation plans for the nine-month periods ended September 27, 2009 and 2008 was $187 and $1,267, respectively.
d. Warrants
On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. In January 2009, 10,000 warrants were exercised, for total proceeds received of $123. At September 27, 2009, there were 8,000 warrants outstanding.
e. Restricted Stock Awards
Restricted stock grants awarded during the nine-month periods ended September 27, 2009 and 2008 had the following values:

	Nine-Month Period Ended	Nine-Month Period Ended
	September 27, 2009	September 27, 2008
Number of shares awarded	24,786	6,800
Weighted average fair value per share	$10.58	$12.59

Aggregate total value	$246	$86

The activity of restricted stock awards of common stock for the first nine months of 2009 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2008	76,664	$11.47
Granted	24,786	7.44
Vested	(26,100)	11.64
Forfeited	(4,722)	11.31

Unvested at September 27, 2009	70,628	$10.00

We recorded compensation cost related to restricted stock grants of $(211) and $9 for the three- and nine-month periods ended September 27, 2009, respectively, and $77 and $361 for the three- and nine-month periods ended September 27, 2008, respectively. During the third quarter of 2009, we have determined that the 2009 performance measure for certain performance-based restricted stock grants will not be achieved. Therefore, these restricted stock grants will not vest, and we have reversed the prior period recognized expense of $301 for these performance-based restricted stock grants.
As of September 27, 2009, we had $308 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.03 years. The total fair value of these grants that vested during the nine-month period ended September 27, 2009 was $183.

8.	INCOME TAXES
The asset and liability method, prescribed by FASB’s guidance on the accounting for income taxes, is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
For the three- and nine-month periods ended September 27, 2009, we recorded $105 and $291, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. For the three- and nine-month periods ended September 27, 2008, we recorded $213 and $3,617, respectively, in income tax expense. The second quarter of 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q. The remaining expense was primarily due to the income reported for U.S. operations during the period.
The effective tax rate for the total consolidated company for the three- and nine-month periods ended September 27, 2009 and 2008 was:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 27,		September 27,
	2009	2008	2009	2008
Income (Loss) before Incomes Taxes (a)	$(508)	$4,880	$(9,816)	$17,085

Total Income Tax Provision (b)	$105	$213	$291	$3,617

Effective Tax Rate (b/a)	20.7%	4.4%	3.0%	21.2%
The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. This limitation did have an impact on income taxes determined for 2008, and we incurred $151 and $469 in alternative minimum tax for the three- and nine-month periods ended September 27, 2008, respectively. However, we expect the alternative minimum tax will not have an impact on income taxes to be determined for 2009, and accordingly, have not recorded any alternative minimum tax for the three- and nine-month periods ended September 27, 2009. The tax provision for 2008 includes a provision for the U.S. alternative minimum tax as well as state income taxes, for states in which we do not have the ability to utilize net operating loss carryforwards. Normally, the payment of the alternative minimum tax results in the establishment of a deferred tax asset. However, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.

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
During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At September 27, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At September 27, 2009, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. net operating losses and other deferred tax assets.
We have adopted the provisions of FASB’s guidance for the accounting for uncertainty in income taxes. We have recorded no liability for income taxes associated with unrecognized tax benefits during 2008 and 2009, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).
We file a consolidated income tax return in the U.S. federal jurisdiction and consolidated and separate income tax returns in many state and foreign jurisdictions. Our U.S. tax matters for the years 2006 through 2008 remain subject to examination by the Internal Revenue Service (“IRS”). Our U.S. tax matters for the years 2004 through 2008 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2004 through 2008 remain subject to examination by the respective foreign tax jurisdiction authorities.
We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 and $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2009. However, this limitation did have an impact of $151 and $469 on income taxes determined for the three- and nine-month periods ended September 27, 2008, respectively. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

9.	EARNINGS PER SHARE
On January 1, 2009, we adopted the provisions of FASB’s guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance requires that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (such as restricted stock awards granted by us) be considered participating securities. Because the restricted stock awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The retrospective application of the provisions of FASB’s guidance changed the prior period earnings per share (“EPS”) amount for the three-month period ended September 27, 2008. Diluted EPS was decreased from $0.27 per share to $0.26 per share. The remaining prior period EPS amounts did not change from the retrospective application of the provisions of FASB’s guidance.
Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three- and nine-month periods ended September 27, 2009 and for the nine-month period ended September 27, 2008, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result. For the three-month period ended September 27, 2008, the Two-Class Method calculation for diluted EPS yielded $0.26, while the treasury stock method calculation for diluted EPS yielded $0.27.
The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 27,		September 27,
	2009	2008	2009	2008
Net Income (Loss) attributable to Ultralife	$(605)	$4,657	$(10,081)	$13,486
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (-0-, 81,000, -0-, and 85,000 shares, respectively)	—	(22)	—	(66)

Net Income (Loss) attributable to Ultralife common shareholders (a)	(605)	4,635	(10,081)	13,420
Effect of Dilutive Securities:
Convertible Notes Payable	—	50	—	165

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$(605)	$4,685	$(10,081)	$13,585

Average Common Shares Outstanding — Basic (c)	16,921,000	17,366,000	16,996,000	17,220,000
Effect of Dilutive Securities:
Stock Options / Warrants	—	89,000	—	185,000
Convertible Notes Payable	—	267,000	—	337,000

Average Common Shares Outstanding — Diluted (d)	16,921,000	17,722,000	16,996,000	17,742,000

EPS — Basic (a/c)	$(0.04)	$0.27	$(0.59)	$0.78
EPS — Diluted (b/d)	$(0.04)	$0.26	$(0.59)	$0.77

There were 1,805,776 and 1,438,001 outstanding stock options, warrants and restricted stock awards for the three-month periods ended September 27, 2009 and 2008, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 227,995 shares of common stock for the three-month period ended September 27, 2009 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of -0- and 390,957 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended September 27, 2009 and 2008, respectively. We also had 266,667 shares of common stock reserved under convertible notes payable, which were included in the dilution computation for the three-month period ended September 27, 2008.
There were 1,805,776 and 1,048,435 outstanding stock options, warrants and restricted stock awards for the nine-month periods ended September 27, 2009 and 2008, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 239,597 shares of common stock for the nine-month period ended September 27, 2009 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of -0- and 781,123 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the nine-month periods ended September 27, 2009 and 2008, respectively. We also had 336,667 shares of common stock reserved under convertible notes payable, which were included in the dilution computation for the nine-month period ended September 27, 2008.
10.	COMPREHENSIVE INCOME
The components of our total comprehensive income (loss) were:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 27,		September 27,
	2009	2008	2009	2008
Net income (loss) attributable to Ultralife	$(605)	$4,657	$(10,081)	$13,486
Foreign currency translation adjustments	(201)	(628)	661	(447)
Change in fair value of derivatives	1	9	12	(10)

Total comprehensive income (loss)	$(805)	$4,038	$(9,408)	$13,029

11.	COMMITMENTS AND CONTINGENCIES
a. Purchase Commitments
As of September 27, 2009, we have made commitments to purchase approximately $346 of production machinery and equipment.
b. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2009 were as follows:

Balance at December 31, 2008	$1,010
Accruals for warranties issued	228
Settlements made	(193)

Balance at September 27, 2009	$1,045

c. Contingencies and Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
In October 2008, we filed a summons and complaint against one of our vendors seeking to recover at least $3,600 in damages, plus interest resulting from the vendor’s breach of contract and failure to perform by failing to timely deliver product and delivering product that failed to conform to the contractual requirements. The vendor filed an answer and counterclaim in November 2008 denying liability to us for breach of contract and asserting various counterclaims for non-payment, fraud, unjust enrichment, unfair and deceptive trade practices, breach of covenant of good faith and fair dealing, negligent misrepresentation, and tortuous interference with contract and prospective economic advantage. In its answer and counterclaims, the vendor claims damages in excess of $3,500 plus interest and other incidental, consequential and punitive damages. In September 2009, the parties settled all claims related to the litigation. Pursuant to the settlement, we agreed to pay the vendor $1,500 of the $3,556 that we had previously reflected in the accounts payable line on our Condensed Consolidated Balance Sheets relating to this matter. We further agreed to issue an $800 credit on future purchases to our customer in this matter. As a result, we have recognized a net gain on litigation settlement of $1,256, and which has been reflected in the cost of products sold line on our Condensed Consolidated Statements of Operations.
In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”) between the parties. The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA. The customer claimed restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800. In June 2009, we received a jury verdict in our favor awarding us $162 in damages on our claim and finding no liability on the customer’s counterclaim. We received full payment from the customer on the award in June 2009, and in July 2009, the parties reached an agreement in which the customer agreed not to pursue an appeal from the jury verdict. Accordingly, no accrual has been made or reflected in the Condensed Consolidated Financial Statement as of September 27, 2009.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm is working to incorporate the requested changes and will submit a revised work plan for review and approval. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. Through September 27, 2009, total costs incurred have amounted to approximately $247, none of which has been capitalized. At September 27, 2009 and December 31, 2008, we had $39 and $52, respectively, reserved for this matter.
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. The Verified Complaint estimates that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimates our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 is $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint states that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 are subject to adjustment based on a forensic audit of the trust that is currently being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. While the potential of joint and several liability exists, we have paid all assessments that have been levied against us to date during our participation in the trust. In addition, our liability is limited to the extent that the trust was underfunded for the years of our participation. As of September 27, 2009, we have determined that our $350 reserve for this potential liability continues to be reasonable. The final amount may be more or less, depending upon the ultimate settlement of claims that remain in the trust for the period of time we were a member. It may take several years before resolution of outstanding workers’ compensation claims are finally settled. We will continue to review this liability periodically and make adjustments accordingly as new information is collected.

d. Post-Audits of Government Contracts
We have had certain “exigent”, non-bid contracts with the U.S. government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of September 27, 2009, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
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
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of September 27, 2009, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.

In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of September 27, 2009, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
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
Three-Month Period Ended September 27, 2009

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Revenues	$18,358	$8,484	$9,565	$5,956	$—	$42,363
Segment contribution	3,357	2,001	3,745	1,261	(10,768)	(404)
Interest expense, net					(454)	(454)
Miscellaneous					350	350
Income taxes-current					(17)	(17)
Income taxes-deferred					(88)	(88)
Non controlling interest					8	8

Net loss attributable to Ultralife						$(605)
Total assets	$42,996	$24,165	$44,106	$22,463	$5,870	$139,600

Three-Month Period Ended September 27, 2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Revenues	$15,741	$8,020	$40,675	$3,557	$—	$67,993
Segment contribution	1,906	1,738	11,371	671	(10,388)	5,298
Interest expense, net					(243)	(243)
Miscellaneous					(175)	(175)
Income taxes-current					(151)	(151)
Income taxes-deferred					(62)	(62)
Non controlling interest					(10)	(10)

Net income attributable to Ultralife						$4,657
Total assets	$43,527	$22,212	$44,559	$16,081	$9,965	$136,344
Nine-Month Period Ended September 27, 2009

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Revenues	$52,855	$32,645	$20,402	$15,857	$—	$121,759
Segment contribution	9,536	7,426	5,960	2,003	(33,911)	(8,986)
Interest expense, net					(982)	(982)
Miscellaneous					152	152
Income taxes-current					(19)	(19)
Income taxes-deferred					(272)	(272)
Non controlling interest					26	26

Net loss attributable to Ultralife						$(10,081)
Total assets	$42,996	$24,165	$44,106	$22,463	$5,870	$139,600
Nine-Month Period Ended September 27, 2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Revenues	$48,056	$19,248	$126,675	$11,499	$—	$205,478
Segment contribution	7,213	3,760	34,233	1,983	(29,591)	17,598
Interest expense, net					(799)	(799)
Gain on debt conversion					313	313
Miscellaneous					(27)	(27)
Income taxes-current					(469)	(469)
Income taxes-deferred					(3,148)	(3,148)
Non controlling interest					18	18

Net loss attributable to Ultralife						$13,486
Total assets	$43,527	$22,212	$44,559	$16,081	$9,965	$136,344

13.	FIRE AT MANUFACTURING FACILITY
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
The fair value of cash, accounts receivable, trade accounts payable, accrued liabilities and our revolving credit facility approximates carrying value due to the short-term nature of these instruments. The estimated fair value of our convertible note approximates carrying value based on the short duration (thirteen months) of this note. The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.
15.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In June 2009, the FASB issued amended guidance for the accounting for transfers of financial assets. The amended guidance removes the concept of a qualifying special-purpose entity. The amended guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
In June 2009, the FASB issued amended guidance for the accounting for variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amended guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption is prohibited. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The Codification is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and did not have an impact on our consolidated financial position or results of operations.
In May 2009, the FASB issued guidance for the accounting for subsequent events. The guidance incorporates guidance into the accounting literature that was previously addressed only in auditing standards. The guidance refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires the disclosure of the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this pronouncement did not have a significant impact on our financial statements. See Note 1 for disclosures associated with the adoption of this accounting pronouncement.

In April 2009, the FASB issued new guidance related to the disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance requires those disclosures in summarized financial information at interim reporting periods. The new guidance is effective for interim reporting periods ending after June 15, 2009. The new guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the new guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this pronouncement did not have a significant impact on our financial statements. See Note 14 for disclosures associated with the adoption of this accounting pronouncement.
In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under the FASB’s guidance for accounting for derivative instruments and hedging activities. The consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.
In May 2008, the FASB issued guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by the FASB’s guidance on accounting for convertible debt and debt issued with stock purchase warrants. Additionally, the guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.
In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB’s accounting for goodwill and other intangible assets. The guidance intends to improve the consistency between the useful life of a recognized intangible asset under FASB’s accounting for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under the revised FASB guidance on business combinations, and other U.S. generally accepted accounting principles. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.

In March 2008, the FASB issued new guidance on the disclosures about derivative instruments and hedging activities. The statement amends and expands the disclosure requirements to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. The new guidance is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.
In December 2007, the FASB issued revised guidance on business combinations. The guidance retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The revised guidance is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The adoption of this pronouncement did not have a significant impact on our financial statements. The future impact of adopting the revised guidance will depend on the future business combinations that we may pursue.
In December 2007, the FASB issued amended guidance on noncontrolling interests in consolidated financial statements, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The amended guidance is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the revised disclosures that are required. The future impact of adopting the amended guidance will depend on the structure of future business combinations or partnerships that we may pursue.
In September 2006, the FASB issued new guidance on fair value measurements. The new guidance provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The new guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued guidance delaying, for one year, the effective date of the new guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of the new guidance effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the deferred provisions of the new guidance effective January 1, 2009 which impacts the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the additional disclosures that are required.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, potential delays in the release of purchase orders for our products pursuant to outstanding contracts, consequences of inventory buildups in anticipation of purchase orders that may not be fulfilled, addressing the process of U.S. military procurement, the successful commercialization of our products, the successful integration of our acquired businesses, potential restrictions on our ability to access our line of credit, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. For further discussion of certain of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A, “Risk Factors” in this Form 10-Q.
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
Overview
We reported revenue of $42,400 for the third quarter of 2009 and an operating loss of $400 with an adjusted EBITDA of $1,400. Third quarter revenue was up slightly from the second quarter of 2009.
Subsequent to the end of the third quarter, an Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract for our SATCOM-on-the-Move (“SOTM”) systems was finally concluded between our Prime Contractor customer and the U.S. Department of Defense. With an IDIQ contract now in place, our customer placed a $20,000 order for our SOTM systems, which we announced in late October 2009. We also learned that the delay in finalizing the MRAP All Terrain Vehicle (“MATV”) contract caused the government to source a different system for the MATV program, at least for the current demand under the program, despite the fact that ours was the specified system, and even though our cables were being pre-installed in the vehicles. This outcome was a disappointment for us. Although we exhausted numerous channels in challenging this decision, our status as a subcontractor limits our remedies.

The government’s decision to source a different system in the MATV program does not alter our standing as one of the two government-approved suppliers of SOTM systems. Advanced communications systems remain an important part of our government and military product portfolio and a tremendous opportunity. We expect to see continued requirements for these types of systems for new vehicle programs and for existing fleet inventory. In geographies such as Afghanistan and Pakistan, line of sight communications can be extremely limited. We anticipate that virtually every vehicle, and especially those going into remote areas, will need SATCOM capability. Based on our understanding and belief, our tactical repeater is being used to extend the range of handheld radios by U.K. Special Operations units operating in Afghanistan to great effect. We are also responding to a greater number of inquiries for our communications products from foreign government/defense organizations for both our SATCOM systems and tactical repeater systems. The deployment of these range extension systems has not gone unnoticed by our government’s international allies, and it is a capability that we are starting to aggressively market internationally.
During the third quarter of 2009, we decreased inventories by more than $8,000. We expect another major reduction in the fourth quarter of 2009 as we start to make long awaited shipments of SOTM systems on our recently announced order.
Sales of batteries remained strong during the third quarter of 2009 with rechargeable sales down slightly due to shipment timing issues. During the fourth quarter of 2009, we expect to start shipping on the $12,000 order for chargers and one particular battery to the U.K. military under our new contract with General Dynamics United Kingdom Limited. Three other battery types are included on the contract, all for use with the U.K. Ministry of Defence’s primary communications radio system. Over the next year we will be qualifying those batteries so that we can accept orders for them as well.
Communications systems sales increased during the third quarter of 2009, mostly due to the direct sale of some SOTM systems to the U.S. Military. Our recently acquired AMTI amplifier unit had a very strong quarter, and we are starting to use the AMTI amplifiers in our systems including the latest version of our tactical repeater. Our compact amplifier gives us a highly advantaged product in the fast growing handheld radio market as well as an advantage in designing compact and portable advanced communications systems.
We also saw a sequential increase in sales in our standby power unit during the third quarter of 2009. While very competitive equipment pricing is adversely impacting margins on our products and services, a better mix of service revenue improved overall margins in the third quarter of 2009. As adjustments in inventory levels and competitive shakeouts improve pricing, we expect a continued gradual improvement in margins.
In commercial markets, we have focused our product development efforts on our smart lithium ion rechargeable batteries for backup power and energy storage. We have developed and have begun customer testing of lithium ion batteries for rack mounted communications or computing systems and for distributed communications hubs. These batteries are up to 10Kw in size and can discharge up to as high as 120 amps. We are also in development of larger energy storage and backup battery systems in the 100Kw to 2Mw range for use in supporting renewable energy and smart grid projects. This is an area where our smart circuit technology, our manufacturing capability and our installation and service resources can change the way backup and energy storage systems are deployed and managed, and can start to address the energy storage needs of renewable energy systems.

Results of Operations
Three-month periods ended September 27, 2009 and September 27, 2008
Revenues. Consolidated revenues for the three-month period ended September 27, 2009 amounted to $42,363, a decrease of $25,630, or 37.7%, from the $67,993 reported in the same quarter in the prior year.
Non-Rechargeable product sales increased $2,617, or 16.6%, from $15,741 last year to $18,358 this year. The increase in Non-Rechargeable revenues was mainly attributable to higher shipments of our BA-5390 batteries to government/defense customers, offset in part by a decline in sales to automotive telematics customers.
Rechargeable product sales increased $464, or 5.8%, from $8,020 last year to $8,484 this year. The increase in Rechargeable revenues was mainly attributable to strong demand for batteries and charging systems from U.S. defense customers.
Communications Systems revenues decreased $31,110, or 76.5%, from $40,675 last year to $9,565 this year, due to deliveries of SATCOM-on-the-Move and other advanced communications systems in 2008 resulting primarily from the sizeable orders we received during the latter part of 2007, that did not reoccur in 2009.
Design and Installation Services revenues increased $2,399, or 67.4%, from $3,557 last year to $5,956 this year, mainly due to the added revenue base provided from the acquisition of USE in the fourth quarter of 2008.
Cost of Products Sold. Cost of products sold totaled $31,999 for the quarter ended September 27, 2009, a decrease of $20,308, or 38.8%, from the $52,307 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 76.9% for the three-month period ended September 27, 2008 to 75.5% for the three-month period ended September 27, 2009. Correspondingly, consolidated gross margin was 24.5% for the three-month period ended September 27, 2009, compared with 23.1% for the three-month period ended September 27, 2008, generally attributable to the margin improvements in all of the operating segments. The margin results in the Communications Systems segment were positively impacted due to the recognition of a gain on litigation settlement totaling $1,256, in relation to the settlement of an ongoing litigation with a vendor, which partially offset the significant reduction in sales of our higher margin Communications Systems products.
In our Non-Rechargeable Products segment, the cost of products sold increased $1,166, from $13,835 in the three-month period ended September 27, 2008 to $15,001 in 2009. Non-Rechargeable gross margin for 2009 was $3,357, or 18.3% of revenues, an increase of $1,451 from 2008’s gross margin of $1,906, or 12.1% of revenues. Non-Rechargeable gross margin and gross margin as a percentage of revenues both increased for the three-month period ended September 27, 2009, primarily as a result of higher sales volumes and product mix, in comparison to the three-month period ended September 27, 2008. In addition, ongoing transition costs related to our second quarter of 2008 restructuring initiative at our UK operation, factored into our margin results for 2008.
In our Rechargeable Products segment, the cost of products sold increased $201, from $6,282 in the three-month period ended September 27, 2008 to $6,483 in 2009. Rechargeable gross margin for 2009 was $2,001, or 23.6% of revenues, an increase of $263 from 2008’s gross margin of $1,738, or 21.7% of revenues. Rechargeable gross margin improved primarily as a result of higher sales volumes and favorable product mix, as well as lower costs for material and component parts.

In our Communications Systems segment, the cost of products sold decreased $23,484, from $29,304 in the three-month period ended September 27, 2008 to $5,820 in 2009. Communications Systems gross margin for 2009 was $3,745, or 39.2% of revenues, a decrease of $7,626 from 2008’s gross margin of $11,371, or 28.0% of revenues. The increase in the gross margin percentage for Communications Systems resulted from the recognition of a gain on litigation settlement totaling $1,256, in relation to the settlement of an ongoing litigation with a vendor, which was partially offset by the overall sales mix and lower sales volume in this segment. We had also implemented a four-day work week for production personnel in our Newark operations, which included a significant portion of our communications systems manufacturing operations, in the third quarter of 2009, to align inventory and production levels with current sales levels. For the fourth quarter of 2009, we have resumed a full five-day work week for production personnel in our Newark operations in response to increased production demand.
In our Design and Installation Services segment, the cost of sales increased $1,809, from $2,886 in the three-month period ended September 27, 2008 to $4,695 in 2009. Design and Installation Services gross margin for 2009 was $1,261, or 21.2% of revenues, an increase of $590 from 2008’s gross margin of $671, or 18.9% of revenues. Gross margin in this particular segment improved due to the overall increase in higher margin service revenue. The improvement was partially offset by the continued short-term price competition with component suppliers and ongoing integration efforts related to the USE acquisition.
Operating Expenses. Total operating expenses for the three-month period ended September 27, 2009 totaled $10,768, an increase of $380 from the prior year’s amount of $10,388. Overall, operating expenses as a percentage of sales increased to 25.4% in the third quarter of 2009 from 15.3% reported in the prior year, due to the overall expense increase over a lower revenue base. In response to this unfavorable change to the percentage of sales, we have consolidated some of our operations in an effort to lower the fixed costs basis of our operations, performed an overall cost reduction analysis and tightened our cost controls, and deferred some of our discretionary spending. Amortization expense associated with intangible assets related to our acquisitions was $449 for 2009 ($310 in selling, general and administrative expenses and $139 in research and development costs), compared with $517 for 2008 ($362 in selling, general, and administrative expenses and $155 in research and development costs). Research and development costs were $2,748 in 2009, an increase of $587, or 27.2%, over the $2,161 reported in 2008 as we increased our investment in product development and design activity. Selling, general, and administrative expenses decreased $207, or 2.5%, to $8,020. This decrease was comprised of the consolidation of some of our operations, tightened overall cost controls and the deferral of some discretionary spending.
Other Income (Expense). Other income (expense) totaled ($104) for the third quarter of 2009, compared to ($418) for the third quarter of 2008. Interest expense, net of interest income, increased $211, to $454 for the third quarter of 2009 from $243 for the comparable period in 2008, mainly as a result of higher average borrowings under our revolving credit facility. Miscellaneous income/expense amounted to income of $350 for the third quarter of 2009 compared with expense of $175 for the same period in 2008. The income in 2009 and expense in 2008 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
Income Taxes. We reflected a tax provision of $105 for the third quarter of 2009 compared with $213 in the third quarter of 2008. The effective tax rate for the total consolidated company for the three-month periods ended September 27, 2009 and 2008 was:

	Three-Month Periods Ended
	September 27,
	2009	2008
Income (Loss) before Incomes Taxes (a)	$(508)	$4,880

Total Income Tax Provision (b)	$105	$213

Effective Tax Rate (b/a)	20.7%	4.4%

During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At September 27, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At September 27, 2009, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. (See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.) We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. NOL’s and other deferred tax assets, in accordance with the applicable accounting standards.
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for the third quarter of 2009. However, this limitation did have an impact of $151 on income taxes determined for the third quarter of 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share were $605 and $0.04, respectively, for the three months ended September 27, 2009, compared to a net income attributable to Ultralife and earnings attributable to Ultralife common shareholders per diluted share of $4,657 and $0.26, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share decreased from 17,722,000 in the third quarter of 2008 to 16,921,000 in 2009, mainly due to the share repurchase program we initiated in the fourth quarter of 2008, offset by stock option and warrant exercises and restricted stock grants.
Nine-month periods ended September 27, 2009 and September 27, 2008
Revenues. Consolidated revenues for the nine-month period ended September 27, 2009 amounted to $121,759, a decrease of $83,719, or 40.7%, from the $205,478 reported in the prior year.
Non-Rechargeable product sales increased $4,799, or 10.0%, from $48,056 last year to $52,855 this year. The increase in Non-Rechargeable revenues was mainly attributable to higher shipments of our BA-5390 batteries to government/defense customers, offset in part by a decline in sales to automotive telematics customers.
Rechargeable product sales increased $13,397, or 69.6%, from $19,248 last year to $32,645 this year. The increase in Rechargeable revenues was mainly attributable to strong demand for batteries and charging systems from U.S. defense customers.

Communications Systems revenues decreased $106,273, or 83.9%, from $126,675 last year to $20,402 this year, due to deliveries of SATCOM-on-the-Move and other advanced communications systems in 2008 resulting primarily from the sizeable orders we received during the latter part of 2007, that did not reoccur in 2009.
Design and Installation Services revenues increased $4,358, or 37.9%, from $11,499 last year to $15,857 this year, mainly due to the added revenue base provided from the acquisition of USE in the fourth quarter of 2008.
Cost of Products Sold. Cost of products sold totaled $96,834 for the nine-month period ended September 27, 2009, a decrease of $61,455, or 38.8%, from the $158,289 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 77.0% for the nine-month period ended September 27, 2008 to 79.5% for the nine-month period ended September 27, 2009. Correspondingly, consolidated gross margin was 20.5% for the nine-month period ended September 27, 2009, compared with 23.0% for the nine-month period ended September 27, 2008, generally attributable to the margin decreases in the Design and Installation Services segments, offset by improvements in the Non-Rechargeable Products, Rechargeable Products and Communications Systems segments. The margin results in the Communications Systems segment were positively impacted due to the recognition of a gain on litigation settlement totaling $1,256, in relation to the settlement of an ongoing litigation with a vendor, which partially offset the significant reduction in sales of our higher margin Communications Systems products.
In our Non-Rechargeable Products segment, the cost of products sold increased $2,476, from $40,843 in the nine-month period ended September 27, 2008 to $43,319 in 2009. Non-Rechargeable gross margin for 2009 was $9,536, or 18.0% of revenues, an increase of $2,323 from 2008’s gross margin of $7,213, or 15.0% of revenues. Non-Rechargeable gross margin and gross margin as a percentage of revenues both increased for the nine-month period ended September 27, 2009, primarily as a result of higher sales volumes and product mix, in comparison to the nine-month period ended September 27, 2008. Also, the approximate $750 restructuring charge that was recorded relating to refocusing our U.K. operations toward enhancing our ability to serve our customers, including the U.K. Ministry of Defence, resulting in employee termination costs and certain asset valuation adjustments in 2008, did not reoccur in 2009.
In our Rechargeable Products segment, the cost of products sold increased $9,731, from $15,488 in the nine-month period ended September 27, 2008 to $25,219 in 2009. Rechargeable gross margin for 2009 was $7,426, or 22.7% of revenues, an increase of $3,666 from 2008’s gross margin of $3,760, or 19.5% of revenues. Rechargeable gross margin improved primarily as a result of higher sales volumes and favorable product mix, as well as lower costs for material and component parts.
In our Communications Systems segment, the cost of products sold decreased $78,000, from $92,442 in the nine-month period ended September 27, 2008 to $14,442 in 2009. Communications Systems gross margin for 2009 was $5,960, or 29.2% of revenues, a decrease of $28,273 from 2008’s gross margin of $34,233, or 27.0% of revenues. The increase in the gross margin percentage for Communications Systems resulted from the recognition of a gain on litigation settlement totaling $1,256, in relation to the settlement of an ongoing litigation with a vendor, which was partially offset by the overall sales mix and lower sales volume in this segment. We had also implemented a four-day work week for production personnel in our Newark operations, which included a significant portion of our communications systems manufacturing operations, in the third quarter of 2009, to align inventory and production levels with current sales levels. For the fourth quarter of 2009, we have resumed a full five-day work week for production personnel in our Newark operations in response to increased production demand.
In our Design and Installation Services segment, the cost of sales increased $4,338, from $9,516 in the nine-month period ended September 27, 2008 to $13,854 in 2009. Design and Installation Services gross margin for 2009 was $2,003, or 12.6% of revenues, an increase of $20 from 2008’s gross margin of $1,983, or 17.2% of revenues. Gross margin in this particular segment was weaker than expected due to expected short-term price competition with component suppliers, relatively low margin jobs that carried over from year-end, and ongoing integration efforts related to the USE acquisition.

Operating Expenses. Total operating expenses for the nine-month period ended September 27, 2009 were $33,911, an increase of $4,320 from the prior year’s amount of $29,591. Overall, operating expenses as a percentage of sales increased to 27.9% in the first nine months of 2009 from 14.4% reported in the prior year, due to the overall expense increase over a lower revenue base. In response to this unfavorable change to the percentage of sales, we have consolidated some of our operations that is designed to lower the fixed costs basis of our operations, performed an overall cost reduction analysis and tightened our cost controls, along with deferring some of our discretionary spending. Amortization expense associated with intangible assets related to our acquisitions was $1,256 for 2009 ($859 in selling, general and administrative expenses and $397 in research and development costs), compared with $1,563 for 2008 ($1,091 in selling, general, and administrative expenses and $472 in research and development costs). Research and development costs were $7,242 in 2009, an increase of $1,335, or 22.6%, over the $5,907 reported in 2008, as we increased our investment in product development and design activity. Selling, general, and administrative expenses increased $2,985, or 12.6%, to $26,669. This increase was comprised of costs related to recently acquired companies, in addition to higher sales and marketing expenses related to development of new territories for the standby power business and generally higher administrative costs.
Other Income (Expense). Other income (expense) totaled ($830) for the first nine months of 2009, compared to ($513) for the first nine months of 2008. Interest expense, net of interest income, increased $183, to $982 for the first nine months of 2009 from $799 for the comparable period in 2008, mainly as a result of higher average borrowings under our revolving credit facility. In 2008, we recognized a gain of $313 on the early conversion of the $10,500 convertible notes held by the sellers of McDowell, which related to an increase in the interest rate on the notes from 4.0% to 5.0% in October 2007. Miscellaneous income/expense amounted to income of $152 for the first nine months of 2009 compared with expense of $27 for the same period in 2008. The income in 2009 and expense in 2008 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
Income Taxes. We reflected a tax provision of $291 for the first nine months of 2009 compared with $3,617 in the first nine months of 2008. The second quarter of 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and was identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this quarterly report on Form 10-Q.
The effective tax rate for the total consolidated company for the nine-month periods ended September 27, 2009 and 2008 was:

	Nine-Month Periods Ended
	September 27,
	2009	2008
Income (Loss) before Incomes Taxes (a)	$(9,816)	$17,085

Total Income Tax Provision (b)	$291	$3,617

Effective Tax Rate (b/a)	3.0%	21.2%

During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At September 27, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At September 27, 2009, we continue to recognize a full valuation allowance on our U.K. net deferred tax asset, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. NOL’s that had accumulated over time. (See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.) We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. NOL’s and other deferred tax assets, in accordance with the applicable accounting standards.
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for the first nine months of 2009. However, this limitation did have an impact of $469 on income taxes determined for the first nine months of 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share were $10,081 and $0.59, respectively, for the nine months ended September 27, 2009, compared to a net income attributable to Ultralife and earnings attributable to Ultralife common shareholders per diluted share of $13,486 and $0.77, respectively, for the same period last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share decreased from 17,742,000 in the first nine months of 2008 to 16,996,000 in 2009, mainly due to the share repurchase program we initiated in the fourth quarter of 2008, offset by stock option and warrant exercises and restricted stock grants.
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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 27,	September 27,	September 27,	September 27,
	2009	2008	2009	2008

Net income (loss) attributable to Ultralife	$(605)	$4,657	$(10,081)	$13,486
Add: interest expense, net	454	243	982	779
Add: income tax provision	105	213	291	3,617
Add: depreciation expense	1,047	965	2,986	2,896
Add: amortization expense	449	517	1,256	1,563
Add: stock-based compensation expense	(82)	495	995	1,691
Less: gain on debt conversion	—	—	—	(313)

Adjusted EBITDA	$1,368	$7,090	$(3,571)	$23,739

Liquidity and Capital Resources
As of September 27, 2009, cash and cash equivalents totaled $1,697, a decrease of $181 from the beginning of the year. During the nine-month period ended September 27, 2009, we used $15,058 of cash from operating activities as compared to the generation of $16,460 for the nine-month period ended September 27, 2008. The use of cash from operating activities in 2009 resulted mainly from increased working capital requirements, including higher balances of accounts receivables and inventory and lower balances in accounts payable, as we prepared to deliver on anticipated contract awards and to meet the anticipated delivery schedules for those awards, which awards ultimately went to another government contractor (see “Overview” discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations).
We used $8,209 in cash for investing activities during the first nine months of 2009 compared with $2,650 in cash used for investing activities in the same period in 2008. In 2009, we spent $1,443 to purchase plant, property and equipment, and $6,766 was used in connection with the acquisition of AMTI, as well as contingent purchase price payouts related to RedBlack and RPS. In 2008, we spent $2,282 to purchase plant, property and equipment.
During the nine-month period ended September 27, 2009, we generated $22,817 in funds from financing activities compared to the usage of $10,597 in funds in the same period of 2008. The financing activities in 2009 included a $26,550 inflow from drawdowns on the revolver portion of our primary credit facility, an inflow of $751 for proceeds from the issuance of debt, and an inflow of cash from stock option and warrant exercises of $310, offset by an outflow of $1,468 for principal payments on term debt under our primary credit facility and capital lease obligations, and an outflow of $3,326 for the purchase of treasury shares related to our share repurchase program.
Inventory turnover for the first nine months of 2009 was an annualized rate of approximately 2.6 turns per year, a decrease from the 4.6 turns for the full year of 2008. The decrease in this metric is mainly due to a buildup in inventory in anticipation of certain orders from the U.S. Government that were delayed and ultimately awarded to another contractor, as well as the decrease in the sales volumes during 2009. Our Days Sales Outstanding (DSOs) as of September 27, 2009, was 70 days, an increase from the 53 days at year-end December 31, 2008, mainly due to the overall domestic and global recessionary economic conditions.

As of September 27, 2009, we had made commitments to purchase approximately $346 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.
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
On June 30, 2004, we drew down on a $10,000 term loan under the credit facility. The term loan was being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us was equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48%. During the first nine months of 2009, the adjusted rate was 6.48%. Derivative instruments are accounted for in accordance with FASB’s guidance on accounting for derivative instruments and hedging activities, which requires that all derivative instruments be recognized in the financial statements at fair value.
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
Effective January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the Lenders. The Restated Credit Agreement reflects the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increased the revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest is based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term is defined in the Restated Credit Agreement, within a predetermined grid, which is dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter is greater than or less than zero. Generally, borrowings under the Restated Credit Agreement bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to total liabilities ratio.

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
As stated in the Restated Credit Agreement, as amended by the Waiver and Amendment, we are required to maintain a debt to earnings ratio at or below 2.75 to 1 and a fixed charge ratio at or above 1.25 to 1. As of September 27, 2009, our debt to earnings ratio was (34.37) to 1 and our fixed charge ratio was (0.07) to 1. Accordingly, we were not in compliance with the financial covenants of our credit facility. This constitutes an event of default under the terms of our existing credit facility which would entitle our Lenders to provide us with notice that they were exercising their rights under the credit facility. Although we have not received such a notice from our Lenders, there are no constraints on their ability to do so. If we were to receive a notice of default from our Lenders, we would not be able to cure our default, and our Lenders would be able to exercise their rights and remedies as secured creditors of our indebtedness. Our Lenders would be able to terminate any commitment to lend additional funds to us and demand payment in full of the outstanding indebtedness under our credit facility, which indebtedness totaled $15,500 as of the date of this Quarterly Report on Form 10-Q. We currently do not have sufficient liquidity to satisfy such payment demand, were it to occur. Unless we were able to obtain additional capital resources, or appropriate waivers and forbearances from our Lenders, we would not be able to continue to fund our operations in the ordinary course or continue our business as currently conducted.
We are seeking to change our existing revolving credit line to an asset-based credit facility that will more closely match our operating needs and provide funding for our future operations and have evaluated proposals from our existing Lenders as well as other potential lenders. We have accepted a proposal for an asset-based credit facility which, if and when completed, would result in full payment of all of our obligations under our existing credit facility. In connection with that proposal, we are in active discussions with our current Lenders to secure a forbearance agreement. If we do not succeed in securing that agreement, our current Lenders could demand payment in full of the current outstanding indebtedness upon providing notice of default. We can provide no assurance that we will be able to obtain the forbearance agreement that we are currently discussing. Nor can we assure that we will succeed in obtaining any commitments to secure the asset-based credit facility that we are currently seeking. If we do not succeed in negotiating a forbearance agreement with our Lenders, they would be able to commence foreclosure on some or all of our assets that serve as collateral for the debt owed our Lenders, or exercise other rights and remedies given them under our current credit facility. Substantially all of our assets, tangible and intangible, serve as collateral for the debt that is owed our Lenders. In that event, we would likely be compelled to seek protection under Chapter 11 of the United States Bankruptcy Code. If this were to occur, it could have a material adverse effect on our business, financial condition and results of operations.
As of September 27, 2009, we had $-0- outstanding under the term loan component of our credit facility with our primary lending bank and $26,550 was outstanding under the revolver component. At September 27, 2009, the interest rate on the revolver component was 5.25%. As of September 27, 2009, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At September 27, 2009, we had $325 of outstanding letters of credit related to this facility, leaving $8,125 of additional borrowing capacity.
Our relations with our Lenders have become strained due to our recent operating results and our failure to meet the financial covenants of our existing credit facility. We have received waivers as necessary in the past, and we are in active discussions with our current Lenders to secure a forbearance agreement. There can be no assurance, however, that such discussions will result in the execution and delivery of an appropriate forbearance agreement. Similarly, there can be no assurance that waivers or forbearances will always be obtained when needed in the future. If we are unable to obtain the forbearance agreement from our Lenders, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. There can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.

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
Equity Transactions
During the first nine months of 2009 and 2008, we issued 70,000 and 271,000 shares of common stock, respectively, as a result of exercises of stock options and warrants. We received approximately $310 in 2009 and $2,276 in 2008 in cash proceeds as a result of these transactions.
On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell Research, Ltd. relating to various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement amount was approximately $7,900. The settlement agreement reduced the principal amount on the convertible notes initially issued in that transaction from $20,000 to $14,000, and eliminated a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. Upon payment of the $3,500 in November 2007, we reported a one-time, non-operating gain of approximately $7,550 to account for the settlement, net of certain adjustments related to the change in the interest rate on the convertible notes. Based on the facts and circumstances surrounding the settlement agreement, there was not a clear and direct link to the acquisition’s purchase price; therefore, we recorded the settlement as an adjustment to income in accordance with FASB’s pre-revised guidance on business combinations. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock, and the remaining $313 that pertained to the change in the interest rate on the notes was recorded in other income as a gain on debt conversion.
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
Outlook
Based on expected shipments of government/defense orders in the fourth quarter, we have revised our outlook for 2009 and now expect revenue for the year of approximately $175,000. We expect to be profitable in the fourth quarter but expect an operating loss of between $8,000 and $9,000 for the year.
A caveat to our forecast for 2009 should be considered. As we have worked to streamline the business and realize cost efficiencies, we have been evaluating our multi-brand strategy. We have acquired several businesses with strong brands that had value and meaning to their customer base, but our objective has always been to leverage the reputation, the power and the global reach of the Ultralife brand. As the identity of these businesses has become increasingly identified with Ultralife, we are constantly reviewing the costs and the benefits of retiring several of these brands. Ultimately, we may decide to take such an action on any of these brands, which could result in a non-cash impairment charge of the associated intangible asset, reducing operating earnings by the associated amount or amounts on the balance sheet.
Recent Accounting Pronouncements and Developments
In June 2009, the FASB issued amended guidance for the accounting for transfers of financial assets. The amended guidance removes the concept of a qualifying special-purpose entity. The amended guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier application is prohibited. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
In June 2009, the FASB issued amended guidance for the accounting for variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amended guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption is prohibited. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The Codification is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and did not have an impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued guidance for the accounting for subsequent events. The guidance incorporates guidance into the accounting literature that was previously addressed only in auditing standards. The guidance refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires the disclosure of the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this pronouncement did not have a significant impact on our financial statements. See Note 1 for disclosures associated with the adoption of this accounting pronouncement.
In April 2009, the FASB issued new guidance related to the disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance requires those disclosures in summarized financial information at interim reporting periods. The new guidance is effective for interim reporting periods ending after June 15, 2009. The new guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the new guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this pronouncement did not have a significant impact on our financial statements. See Note 14 for disclosures associated with the adoption of this accounting pronouncement.
In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under the FASB’s guidance for accounting for derivative instruments and hedging activities. The consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.
In May 2008, the FASB issued guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by the FASB’s guidance on accounting for convertible debt and debt issued with stock purchase warrants. Additionally, the guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.
In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB’s accounting for goodwill and other intangible assets. The guidance intends to improve the consistency between the useful life of a recognized intangible asset under FASB’s accounting for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under the revised FASB guidance on business combinations, and other U.S. generally accepted accounting principles. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.

In March 2008, the FASB issued new guidance on the disclosures about derivative instruments and hedging activities. The statement amends and expands the disclosure requirements to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. The new guidance is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.
In December 2007, the FASB issued revised guidance on business combinations. The guidance retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The revised guidance is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The adoption of this pronouncement did not have a significant impact on our financial statements. The future impact of adopting the revised guidance will depend on the future business combinations that we may pursue.
In December 2007, the FASB issued amended guidance on noncontrolling interests in consolidated financial statements, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The amended guidance is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the revised disclosures that are required. The future impact of adopting the amended guidance will depend on the structure of future business combinations or partnerships that we may pursue.
In September 2006, the FASB issued new guidance on fair value measurements. The new guidance provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The new guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued guidance delaying, for one year, the effective date of the new guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of the new guidance effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the deferred provisions of the new guidance effective January 1, 2009 which impacts the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the additional disclosures that are required.

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
During the first nine months of 2009, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligations. In July 2004, we hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of our credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and was adjusted accordingly for a Eurodollar spread incorporated in the agreement. (See Note 6 in Notes to Condensed Consolidated Financial Statements for additional information.)
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
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm is working to incorporate the requested changes and will submit a revised work plan for review and approval. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. Through September 27, 2009, total costs incurred have amounted to approximately $247, none of which has been capitalized. At September 27, 2009 and December 31, 2008, we had $39 and $52, respectively, reserved for this matter.

Item 1A.	Risk Factors
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
Updated Risk Factor
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

We have certain debt covenants in accordance with the provisions of our credit facility. At September 27, 2009 we were not in compliance with such debt covenants. This constitutes an event of default under the terms of our existing credit facility which would entitle our Lenders to provide us with notice that they were exercising their rights under the credit facility. Although we have not received such a notice from our Lenders, there are no constraints on their ability to do so. If we were to receive a notice of default from our Lenders, we would not be able to cure our default, and our Lenders would be able to exercise their rights and remedies as secured creditors of our indebtedness. Our Lenders would be able to terminate any commitment to lend additional funds to us and demand payment in full of the outstanding indebtedness under our credit facility. We currently do not have sufficient liquidity to satisfy such payment demand, were it to occur. Unless we were able to obtain additional capital resources, or appropriate waivers and forbearances from our Lenders, we would not be able to continue to fund our operations in the ordinary course or continue our business as currently conducted.
We are seeking to change our existing revolving credit line to an asset-based credit facility that will more closely match our operating needs and provide funding for our future operations and have evaluated proposals from our existing Lenders as well as other potential lenders. We have accepted a proposal for an asset-based credit facility which, if and when completed, would result in full payment of all of our obligations under our existing credit facility. In connection with that proposal, we are in active discussions with our current Lenders to secure a forbearance agreement. If we do not succeed in securing that agreement, our current Lenders could demand payment in full of the current outstanding indebtedness upon providing notice of default. We can provide no assurance that we will be able to obtain the forbearance agreement that we are currently discussing. Nor can we assure that we will succeed in obtaining any commitments to secure the asset-based credit facility that we are currently seeking. If we do not succeed in negotiating a forbearance agreement with our Lenders, they would be able to commence foreclosure on some or all of our assets that serve as collateral for the debt owed our Lenders, or exercise other rights and remedies given them under our current credit facility. Substantially all of our assets, tangible and intangible, serve as collateral for the debt that is owed our Lenders. In that event, we would likely be compelled to seek protection under Chapter 11 of the United States Bankruptcy Code. If this were to occur, it could have a material adverse effect on our business, financial condition and results of operations.
Our relations with our Lenders have become strained due to our recent operating results and our failure to meet the financial covenants of our existing credit facility. We have received waivers as necessary in the past, and we are in active discussions with our current Lenders to secure a forbearance agreement. There can be no assurance, however, that such discussions will result in the execution and delivery of an appropriate forbearance agreement. Similarly, there can be no assurance that waivers or forbearances will always be obtained when needed in the future. If we are unable to obtain the forbearance agreement from our Lenders, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. There can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
New Risk Factor
Any impairment of goodwill and indefinite-lived intangible assets, and other intangible assets, could negatively impact our results of operations.
Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or indefinite-lived intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition. We are constantly reviewing the costs and the benefits of retiring several of our current brands, the retirement of which could result in a non-cash impairment charge of the associated indefinite-lived intangible asset, reducing operating earnings by the associated amount or amounts on the balance sheet. We are currently in the process of completing our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance.

Item 6.	Exhibits

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.1	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of the Form 8-K filed on July 9, 2009

10.2	Employment Agreement between the Registrant and William A. Schmitz	Exhibit 99.2 of the Form 8-K filed on July 9, 2009

10.3	Waiver and Amendment Number One to Amended and Restated Credit Agreement as of June 28, 2009, with the Lenders Party Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 10.4 of the Form 10-Q for the August 10, 2009

31.1	CEO 302 Certifications	Filed herewith

31.2	CFO 302 Certifications	Filed herewith

32.1	906 Certifications	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: November 6, 2009	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ John C. Casper
John C. Casper
Vice President of Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002