Form 10-K
period 2009-12-31
ULTRALIFE CORP
filed 2010-03-16
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $76,000,000 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 26, 2009.
As of February 28, 2010, the registrant had 17,047,756 shares of common stock outstanding, net of 1,358,507 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement relating to the June 8, 2010 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth therein.

PART I
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “intends,” “plans,” “seeks,” “estimates,” “expects” and similar references to future periods. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation pertaining to the manufacture, transportation, storage, use and disposal of batteries, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.
As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation and include our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., McDowell Research Co., Inc., ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd, RedBlack Communications, Inc. and Stationary Power Services, Inc., and our majority-owned joint venture Ultralife Batteries India Private Limited.
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
We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, McDowell Research®, RedBlackTM Communications, AMTITM, Stationary Power ServicesTM, U.S. Energy SystemsTM, RPS Power SystemsTM and ABLETM brands. We have sales, operations and product development facilities in North America, Europe and Asia.
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

Beginning with our first quarterly report on Form 10-Q for fiscal 2010, we will report, in line with how we manage our business operations, our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. The Non-rechargeable Products and Rechargeable Products segments will be combined into a single segment called Battery & Energy Products. The Communications Systems segment will include our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment will be renamed Energy Services and will continue to encompass our standby power business. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, will be captured under the respective operating segment in which the work is performed.
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
Non-Rechargeable Products
We manufacture and/or market a family of lithium-manganese dioxide (Li-MnO2) non-rechargeable batteries including 9-volt, HiRate® cylindrical, Thin Cell®, and other form factors. We also manufacture and market a family of lithium-thionyl chloride (Li-SOCl2) non-rechargeable batteries produced at our Chinese operating unit. Applications for our 9-volt batteries include: smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our HiRate and Thin Cell lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. Military applications for our non-rechargeable HiRate batteries include: man-pack and survival radios, night vision devices, targeting devices, chemical agent monitors and thermal imaging equipment. Our lithium-thionyl chloride batteries, sold under our ABLE and Ultralife brands as well as various private label brands, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics and geothermal devices. We believe that the chemistry of lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include: lighter weight, longer operating time, longer shelf life and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price for our lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.
Revenues for this segment for the year ended December 31, 2009 were $65,697 and segment contribution (gross margin) was $12,404.
Rechargeable Products
We believe that our range of lithium ion rechargeable batteries and charging systems offer substantial benefits, including the ability to design and produce lightweight, high-energy batteries in a variety of custom sizes, shapes, and thickness. We market lithium ion rechargeable batteries comprising cells manufactured by qualified cell manufacturers. Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices. We believe that the chemistry of our lithium ion batteries provides significant advantages over other currently available rechargeable batteries. These advantages include lighter weight, longer operating time, longer time between charges and a wider operating temperature range. Conventional rechargeable batteries such as nickel metal hydride and nickel cadmium, are heavier, have lower energy and require more frequent charging. Additionally, we offer lead-acid batteries and uninterruptable power supplies, sold under our RPS Power Systems brand, and other brands, for the standby power market. Products include standby batteries and uninterruptable power supplies for use in telecommunications, banking, aerospace and information services industries.
Revenues for this segment for the year ended December 31, 2009 were $42,295 and segment contribution (gross margin) was $9,117.

Communications Systems
Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems such as tactical repeaters and SATCOM-On-The-Move systems. Products include field deployable systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in severe environments. We market these products to all branches of the U.S. military, approved foreign defense organizations, and U.S. and international prime defense contractors.
Revenues for this segment for the year ended December 31, 2009 were $43,448 and segment contribution (gross margin) was $13,057.
Design and Installation Services
Design and Installation Services include the design, installation, integration and maintenance of both communications electronics and standby power systems. Within this segment, we also seek to fund the development of new products to advance our technologies through contracts with both government agencies and third parties. We have been successful in obtaining awards for such programs for power-system technologies.
We continue to obtain contracts that are in parallel with our efforts to ultimately commercialize products that we develop. Revenues in this segment that pertain to technology contracts may vary widely each year, depending upon the quantity and size of contracts obtained.
Revenues for this segment for the year ended December 31, 2009 were $20,669 and segment contribution (gross margin) was $2,282.
Corporate
We allocate revenues and cost of sales across the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.
There were no revenues for this category for the year ended December 31, 2009 and corporate contribution was a loss of $44,222.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2009 Consolidated Financial Statements and Notes thereto for additional information. For information relating to total assets by segment, revenues for the last three years by segment, and contribution by segment for the last three years, see Note 10 in the Notes to Consolidated Financial Statements.
History
We were formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9-volt lithium-manganese dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ. In June 1994, we formed a subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), which acquired certain assets of Dowty Group PLC (“Dowty”) and provided us with a presence in Europe. In May 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China, which broadened our product offering and provided additional exposure to new markets. In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located originally in Waco, Texas, with the operations having been relocated to the Newark, New York facility during the second half of 2007, which enhanced our channels into the military communications area and strengthened our presence in global defense markets. In September 2007, we acquired RedBlack Communications, Inc. (“RedBlack”), located in Hollywood, Maryland, an engineering and technical services firm specializing in the design, integration, and fielding of mobile, modular and fixed-site communication and electronic systems. The acquisition provided a natural extension to our communications systems business and opened another channel of distribution for our broad portfolio of communications systems, accessories and portable power products. In November 2007, we acquired Stationary Power Services, Inc. (“Stationary Power”) and RPS Power Systems, Inc. (“RPS”), affiliated companies both located in

Clearwater, Florida. Stationary Power is an infrastructure power management services firm specializing in the engineering, installation and preventive maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. RPS supplies lead acid batteries for use in the design and installation of standby power systems. The Stationary Power acquisition furthered our transformation to a value-added power solutions, accessories and engineering services company serving a broad spectrum of government, defense and commercial markets. In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested cash into the India JV, as consideration for our 51% ownership stake in the India JV. In November 2008, we acquired certain assets of U.S. Energy Systems, Inc. and its services affiliate, U.S. Power Services, Inc. (“USE” collectively), a nationally recognized standby power installation and power management services business located in Riverside, California. The acquisition was made to advance our goal of becoming the leading provider of engineering, installation, integration and maintenance services to the growing standby power industry. In March 2009, we acquired the tactical communications products business of Science Applications International Corporation. The tactical communications products business (“AMTI”) designs, develops and manufactures tactical communications products including: amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment, which are sold by Ultralife under the brand name AMTI. The acquisition strengthened our communications systems business and provided us with direct entrée into the handheld radio/amplifier market, complementing Ultralife’s communications systems offerings. In January 2010, Stationary Power and RPS formally merged, with Stationary Power being the surviving corporation.
Products, Services and Technology
Non-Rechargeable Products
A non-rechargeable battery is used until discharged and then discarded. The principal competing non-rechargeable battery technologies are carbon-zinc, alkaline and lithium. We manufacture a range of non-rechargeable battery products based on lithium-manganese dioxide and lithium-thionyl chloride technologies.
Our non-rechargeable battery products are based on lithium-manganese dioxide and lithium-thionyl chloride technologies. We believe that the chemistry of lithium batteries provides significant advantages over currently available non-rechargeable battery technologies, which include: lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power during discharge. While the prices for our lithium batteries are generally higher than commercially available alkaline batteries produced by others, we believe that the increased energy per unit of weight and volume of our batteries will allow longer operating time and less frequent battery replacements for our targeted applications. As a result, we believe that our non-rechargeable batteries are price competitive with other battery technologies on a price per unit of energy or volume basis.
Our non-rechargeable products include the following product configurations:
9-Volt Lithium Battery. Our 9-volt lithium battery delivers a unique combination of high energy and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While our 9-volt battery price is generally higher than conventional 9-volt carbon-zinc and alkaline batteries, we believe the enhanced operating performance and decreased costs associated with battery replacement make our 9-volt battery more cost effective than conventional batteries on a cost per unit of energy or volume basis when used in a variety of applications.
We market our 9-volt lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, medical and music/audio. Typical applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps, parking meters, wireless audio devices and guitar pickups. A significant portion of the sales of our 9-volt battery is to major U.S. and international smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt lithium battery under private label for a variety of companies. Additionally, we sell our 9-volt battery to the broader consumer market through national and regional retail chains and Internet retailers.
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

Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on both lithium-manganese dioxide and lithium-thionyl chloride technologies, represent some of the most advanced lithium power sources currently available. We market a wide range of cylindrical non-rechargeable lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands. These include: D, C, 5/4 C, 1/2 AA, 2/3 A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, and one of the most widely used battery types in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications.
We market our line of lithium cells and batteries to the OEM market for commercial, defense, medical, automotive, asset tracking and search and rescue applications, among others. Significant commercial applications include pipeline inspection equipment, automatic reclosers and oceanographic devices. Asset tracking applications include RFID (Radio Frequency Identification) systems. Among the defense uses are manpack radios, night vision goggles, chemical agent monitors and thermal imaging equipment. Medical applications include: AED’s (Automated External Defibrillators), infusion pumps and telemetry systems. Automotive applications include: telematics, tire-pressure monitoring and engine electronics systems. Search and rescue applications include: ELT’s (Emergency Locator Transmitters) for aircraft and EPIRB’s (Emergency Position Indicating Radio Beacons) for ships.
Thin Cell Batteries. We manufacture a range of thin lithium-manganese dioxide batteries under the Thin Cell brand. Thin Cell batteries are flat, lightweight batteries providing a unique combination of high energy, long shelf life, wide operating temperature range and very low profile. With their thin prismatic form and a high ratio of active materials to packaging, Thin Cell batteries can efficiently fill most battery cavities. We are currently marketing these batteries to OEMs for applications such as displays, wearable medical devices, theft detection systems, and RFID devices.
Rechargeable Products
In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Generally, discharge and recharge cycles can be repeated hundreds of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in the number of cycles a battery can achieve until 80% of the battery’s initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel-cadmium, nickel-metal hydride and lithium-ion (including lithium-polymer) batteries. Rechargeable batteries are used in many applications, such as military radios, laptop computers, mobile telephones, portable medical devices, wearable devices and many other commercial, defense and consumer products.
Three important performance characteristics of a rechargeable battery are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today’s electronic devices. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. Lithium ion batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight for a given energy content. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge many times before noticing a difference in performance.
Energy density refers to the total amount of electrical energy stored in a battery divided by the battery’s weight and volume as measured in watt-hours per kilogram and watt-hours per liter, respectively. High energy density and long achievable cycle life are important characteristics for comparing rechargeable battery technologies. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Accordingly, greater energy density will enable the use of smaller and lighter batteries with energy comparable to those currently marketed. Long achievable cycle life, particularly in combination with high energy density, is suitable for applications requiring frequent battery recharges, such as cellular telephones and laptop computers. We believe that our lithium ion batteries generally have some of the highest energy density and longest cycle life available.
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
Communications Systems
We design and manufacture communications systems and accessories, and provide communications systems design services, through our McDowell Research, RedBlack Communications and AMTI brands, to support military communications systems including power supplies, RF amplifiers, battery chargers, amplified speakers, equipment mounts, case equipment and integrated communication systems. We specialize in field deployable power systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. We package all systems to meet specific customer needs in rugged enclosures to allow their use in severe environments.
We offer a wide range of military communications systems and accessories designed to enhance and extend the operation of communications equipment such as vehicle-mounted, manpack and handheld transceivers. Our communications products include the following product configurations:
Integrated Systems. Our integrated systems include: SATCOM-On-The-Move (“SOTM”); rugged, deployable case systems; multiband transceiver kits and HF transceiver kits; briefcase power systems; dual transceiver cases; enroute communications cases; radio cases; and tactical repeater systems. These systems give communications operators everything that is needed to provide reliable links to support C4I (Command, Control, Communications, Computers and Information systems).
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
RF Amplifiers. Our RF amplifiers include: 20, 50, 75 and 100-watt multiband (30 – 512 MHz) and 50 watt VHF RF (30 – 90 MHz) amplifiers. These amplifiers are used to extend the range of manpack and handheld tactical transceivers and can be used on mobile or fixed site applications.
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

Sales and Marketing
We employ a staff of sales and marketing personnel in North America, Europe and Asia. We sell our products and services directly to commercial customers, including OEMs, as well as government and defense agencies in the U.S. and abroad and have contractual arrangements with sales agents who market our products on a commission basis in particular areas. While OEM agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions.
We also distribute some of our products through domestic and international distributors and retailers. Our sales are generated primarily from customer purchase orders. We have several long-term contracts with the U.S. government and companies within the automotive industry. These contracts do not commit the customers to specific purchase volumes, nor to specific timing of purchase order releases, and they include fixed price agreements over various periods of time. In general we do not believe our sales are seasonal, although we may sometimes experience seasonality for some of our military products based on the timing of government fiscal budget expenditures.
A significant portion of our business comes from sales of products and services to the U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that lay out policies and procedures for acquiring goods and services. The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or disbarment from government contracting or subcontracting for a period of time. We have had certain “exigent”, non-bid contracts with the U.S. government that are subject to an audit and final price adjustment, which could result in decreased margins compared with the original terms of the contracts. As part of its due diligence, the government conducts post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results.
During the year ended December 31, 2009, we had one major customer, the U.S. Department of Defense, which comprised 26% of our revenue. During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively. During the year ended December 31, 2007, we had three major customers, the U.S. Department of Defense, the U.K. Ministry of Defence and Raytheon Company, which comprised 14%, 12%, and 13% of our revenue, respectively. We believe that the loss of these customers could have a material adverse effect on us. We believe that we currently have good relationships with these customers.
In 2009, sales to U.S. and non-U.S. customers were approximately $138,036 and $34,073, respectively. For information relating to revenues by country for the last three fiscal years and long-lived assets for the last three fiscal years by country of origin, see Note 10 in the Notes to Consolidated Financial Statements.
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
We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful, will result in increased product awareness and sales at the end-user or consumer level. We are also selling our 9-volt battery to the consumer market through limited retail distribution through a number of national retailers. Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process. For those military procurements that are not bid, the procurements are typically subject to an audit of the product’s underlying cost structure and associated profitability. Additionally, we are typically required to successfully meet contractual specifications and to pass various qualification testing for the products under contract by the military. An inability by us to pass these tests in a timely fashion could have a material adverse effect on our business, financial condition and results of operations. When a government contract is awarded, there is a government procedure that allows for unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on our business, financial condition and results of operations.

We have been successfully marketing our products to defense organizations in the U.S. and other countries. These efforts have resulted in us winning significant contracts. For example, in December 2004, we were awarded 100% of the Next Gen II Phase IV battery production contracts by the U.S. Defense Department to provide five types of non-rechargeable lithium-manganese dioxide batteries to the U.S. Army. Combined, these batteries comprise what is called the Rectangular Lithium Manganese Dioxide Battery Group. The government awarded 60 percent to our U.S. operation and 40 percent to our U.K operation. The contract provides for order releases over a five-year period with a maximum potential value of up to $286,000. Orders under this contract are dependent upon the demand for these batteries by end users and inventory stocking strategies, among other things. Through December 31, 2009, we received orders for deliveries under this contract totaling $49,907. This contract expired at the end of 2009. In February 2005, we were awarded a five-year production contract by the U.S. Defense Department, with a maximum total potential of $15,000, to provide our BA-5347/U non-rechargeable lithium-manganese dioxide batteries to the U.S. military. The contract value represented 60 percent of a small business set-aside award. Production deliveries began in the first quarter of 2006. Through December 31, 2009, we have received orders for deliveries under this contract totaling $12,101. This contract is set to expire in 2010.
At December 31, 2009, 2008 and 2007, our backlog of non-rechargeable products was approximately $11,000, $23,300 and $15,300, respectively. The majority of the 2009 backlog was related to orders that are expected to ship throughout 2010.
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
We continue to expand our marketing activities as part of our strategic plan to increase sales of our rechargeable products for commercial, standby, defense and communications applications, as well as hand-held devices, wearable devices and other electronic portable equipment. A key part of this expansion includes increasing our design and assembly capabilities as well as building our network of distributors and value added distributors throughout the world.
At December 31, 2009, 2008 and 2007, our backlog related to rechargeable products was approximately $5,000, $9,700 and $7,500, respectively. The majority of the 2009 backlog was related to orders that are expected to ship throughout 2010.
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
We market our products to defense organizations and OEMs in the U.S. and internationally. These efforts resulted in a number of significant contracts for us. For example, in September 2007, we were awarded a $24,000 contract from Raytheon Company to produce and supply SOTM satellite communications systems for installation on Mine Resistant Ambush Protected (“MRAP”) armored vehicles. In December 2007, we received two separate orders valued at $62,000 and $40,000, from U.S. defense contractors to supply advanced communications systems. In October 2009, we received an order valued at $20,000, from an U.S. defense contractor for these same systems.
At December 31, 2009, 2008 and 2007, our backlog related to communications systems orders was approximately $11,100, $4,400 and $115,500, respectively. The majority of the 2009 backlog was related to orders that are expected to ship throughout 2010.

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
At December 31, 2009, 2008 and 2007, our backlog related to design and installation services was approximately $15,600, $6,000 and $3,600, respectively. The majority of the 2009 backlog was related to services that are expected to be performed throughout 2010.
Patents, Trade Secrets and Trademarks
We rely on licenses of technology as well as our patented and unpatented proprietary information, know-how and trade secrets to maintain and develop our competitive position. Although we seek to protect our proprietary information, there can be no assurance that others will not either develop the same or similar information independently or obtain access to our proprietary information, despite our efforts to protect such proprietary information. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future. We believe, however, that our success is more dependent on the knowledge, ability, experience and technological expertise of our employees, as opposed to the legal protection that our patents and other proprietary rights may or will afford.
We hold thirteen patents in the U.S. and foreign countries. Our patents protect technology that makes automated production more cost-effective and protect important competitive features of our products. However, we do not consider our business to be dependent on patent protection.
In 2003, we entered into an agreement with Saft Groupe S.A. to license certain tooling for certain BA-5390 battery cases. The licensing fee associated with this agreement is essentially one dollar per battery case sold. The total royalty expense reflected in 2009 was $19. This agreement expires in the year 2017.
Select key employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.
The following are registered trademarks or trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife Polymer®, The New Power Generation®, LithiumPower®, SmartCircuit®, PowerBug®, We Are Power®, AMTI®, RPS®, ABLE™, RedBlack™, RPS Power Systems™, Stationary Power Systems™, U.S. Energy Systems™, McDowell Research®, and Max Juice For More Gigs®.
Manufacturing and Raw Materials
We manufacture our products from raw materials and component parts that we purchase. We have ISO 9001:2000 certification for our manufacturing facilities in Newark, New York, Virginia Beach, Virginia, Abingdon, England, and Shenzhen, China. In addition, our manufacturing facilities in Newark, New York and Shenzhen, China are ISO 14001 certified.
We expect that in the future, raw material purchases will fluctuate based on the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.
Non-Rechargeable Products
Our Newark, New York facility has the capacity to produce approximately nine million 9-volt batteries per year and approximately fourteen million cylindrical cells per year. Our facility in Abingdon, England is equipped to produce approximately two million cylindrical cells per year. Capacity, however, is also related to individual operations and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. Our manufacturing facility in Shenzhen, China is capable of producing approximately five million cylindrical cells per year and approximately 500,000 thin cells per year. We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and we believe that we have sufficient capacity in these areas. We continually evaluate our requirements for additional capital equipment, and we believe that the planned increases, including equipment relating to our 9-volt transition to China, will be adequate to meet foreseeable customer demand. However, with unanticipated growth in demand for our products, demand could exceed capacity, which would require us to install additional capital equipment to meet these incremental needs, which in turn may require us to lease or contract additional space to accommodate such needs.

We utilize lithium foil as well as other metals and chemicals to manufacture our batteries. Although we know of three major suppliers that extrude lithium into foil and provide such foil in the form required by us, we do not anticipate any shortage of lithium foil or any difficulty in obtaining the quantities we require. Certain materials used in our products are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources are available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative product, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source suppliers, none of such interruptions has had a material adverse effect on us. All other raw materials utilized by us are readily available from many sources.
We use various utilities to provide heat, light and power to our facilities. As energy costs rise, we continue to seek ways to reduce these costs and will initiate energy-saving projects at times to assist in this effort. It is possible, however, that rising energy costs may have an adverse effect on our financial results.
The total carrying value of our non-rechargeable products inventory, including raw materials, work in process and finished goods, amounted to approximately $12,100 as of December 31, 2009.
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
The total carrying value of our rechargeable products inventory, including raw materials, work in process and finished goods, amounted to approximately $8,900 as of December 31, 2009.
Communications Systems
In general, we believe that the raw materials and components utilized by us for our communications accessories and systems, including RF amplifiers, power supplies, cables, repeaters and integration kits, are available from many sources. Although we believe that alternative sources are available to supply materials that could replace materials we use, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers.
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
Our Virginia Beach, Virginia facility has the capacity to produce communications accessories and systems. This operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.

The total carrying value of our communications systems inventory, including raw materials, work in process and finished goods, amounted to approximately $11,900 as of December 31, 2009.
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
The total carrying value of our design and installation services inventory, including raw materials, work in process and finished goods, amounted to approximately $2,600 as of December 31, 2009.
Research and Development
We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Virginia Beach, Virginia, West Point, Mississippi, Tallahassee, Florida and Shenzhen, China. During 2009, 2008 and 2007 we expended approximately $9,500, $8,100 and $7,000, respectively, on research and development, including $3,500, $3,000 and $2,500, respectively, on customer sponsored research and development activities. We expect that research and development expenditures in the future will be modestly higher than those in 2009, as new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.
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
We work to receive contracts with defense contractors and commercial customers. For example, in February 2004, we announced that we received a development contract from General Dynamics valued at approximately $2,700. The contract was for lithium non-rechargeable and lithium ion rechargeable batteries, as well as vehicle and soldier-based chargers for the Land Warrior-Stryker Interoperable (“LW-SI”) program. In 2005, we received an added scope award of this project, increasing the total project to approximately $4,000. Additionally, purchase orders have been received for the products developed under this contract as the batteries have become commercialized. In 2005, we were awarded various development contracts, including the development of a rechargeable battery for a portable radio. In 2006, we completed the General Dynamics contract work and were awarded several small development contracts for rechargeable product development and new generation high powered cells. In 2008, we were awarded a contract from General Dynamics UK for the development and supply of rechargeable batteries and smart chargers in support of the UK MoD Bowman Programme. In 2009, a second Bowman contract was received for the development and supply of two next-generation rechargeable batteries and a next-generation smart charger.

In January 2008, we entered into a technology partnership with Mississippi State University (“MSU”) to develop fuel cell-battery portable power systems enabling lightweight, long endurance military missions. The development of this power system is to be performed under a $1,600 program that was awarded by a U.S. Defense Department agency to MSU as the prime contractor. MSU has awarded us a $475 contract to participate in this program as a subcontractor. Under the contract, we will oversee the development, testing, approval and manufacturing of prototypes of a new compact military battery to be used with handheld tactical radios, building on its ongoing development work under the LW-SI Program. In addition, we established a development and assembly operation in a 14,000 square-foot facility located in West Point, Mississippi to manufacture products coming out of the technology partnership and other of our products. Since its inception, our West Point Hybrid Power Group has been awarded several contract awards for technology demonstrations related to the characterization of fuel cells, as well as portable power systems combining fuel cells with smart rechargeable batteries and chargers.
Safety; Regulatory Matters; Environmental Considerations
Certain of the materials utilized in our batteries may pose safety problems if improperly used. We have designed our batteries to minimize safety hazards both in manufacturing and use.
The transportation of non-rechargeable and rechargeable lithium batteries is regulated in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and internationally by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”), and other country specific regulations. These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to PHMSA, ICAO, IATA, IMDG and other country specific hazardous goods regulations. New regulations that pertain to all lithium battery shippers went into effect in October 2008, January 2009, and January 2010. Additional regulations imposing more restrictions on the shipment of lithium and lithium ion batteries may also go into effect in 2010 or 2011. The regulations require companies to meet certain testing, packaging, labeling, marking and shipping paper specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our or our customers’ ability to transport our products in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.
Our RPS and McDowell lead acid products have been tested and have been deemed to meet all requirements as specified in 49 CFR 173.159 (d) for exception as hazardous material classification. Our RPS and McDowell lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49 CFR 173.159 (d).
The European Union’s Restriction of Hazardous Substances (“RoHS”) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006 must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed. Our commercial chargers are in compliance with this directive. Additional European Union Directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive “on batteries and accumulators and waste batteries and accumulators”, impose regulations affecting our non-defense products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.
The European Union’s Battery Directive “on batteries and accumulators and waste batteries and accumulators” went into effect on September 26, 2008. It is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use. It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The Directive applies to all types of batteries except those used to protect European Member States’ security, for military purposes, or sent into space. To achieve these objectives, the Directive introduces measures to prohibit the marketing of some batteries containing hazardous substances. It contains measures for establishing schemes aiming at high level of collection and recycling of batteries with quantified collection and recycling targets. The Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment. Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal. We currently ship our products pursuant to the requirements of the Directive.

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
National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers, that could have a material adverse effect on our business, financial condition and results of operations. In 2009, we spent approximately $416 on environmental controls, including costs to properly dispose of potentially hazardous waste.
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
Our McDowell lead acid products have been tested and have been deemed to meet all requirements as specified in 49 CFR 173.159 (d) for exception as hazardous material classification. Our McDowell lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49 CFR 173.159 (d).

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
Competition
Competition in both the battery and communications systems markets is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing batteries as well as those offering standby power installation services, and companies producing communications systems. We compete on the basis of design flexibility, performance, reliability and customer support. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies or services that are currently under development or that may be developed in the future or that our competitors will not market competing products and services that obtain market acceptance more rapidly than ours.
Historically, although other entities may attempt to take advantage of the growth of the battery market, the lithium battery cell industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium battery cells require large capital expenditures, which may deter new entrants from commencing production. Through our experience in battery cell manufacturing, we have also developed expertise, which we believe would be difficult to reproduce without substantial time and expense in the non-rechargeable battery market.
Competition in the standby power market is concentrated among a number of suppliers and installers ranging from small distributors who purchase, resell and install products manufactured by others to major battery and power supply manufacturers, which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of ours. We compete on the basis of product and installation design, functionality, flexibility, performance, price, reliability and service. While we believe our battery technologies and electronics are equal or superior to competitive products, there can be no assurance that our technology and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors will not market competing products that obtain market acceptance more rapidly than ours.
Employees
As of December 31, 2009, we employed a total of 1,072 permanent and temporary employees: 76 in research and development, 865 in production and 131 in sales and administration. Of the total, 777 are employed in the U.S., 9 in Europe and 286 in Asia. None of our employees is represented by a labor union.

ITEM 1A.	RISK FACTORS
We may be unable to obtain financing to fund ongoing operations and future growth.
While we believe our improved gross margins and cost control actions will allow us to generate cash and achieve profitability in the future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds. There is no assurance, given the current state of credit markets and our recent operating performance, that we would be successful in this regard.
We may not generate a sufficient amount of cash or generate sufficient funds from operations to fund our operations or repay our indebtedness at maturity or otherwise.
Our ability to draw funds and make payments on our asset-based credit facility will depend on our ability to consistently generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will generate cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to fund our liquidity needs or to repay our indebtedness.
We may not be able to achieve the covenants as set forth in our new asset based lending facility with RBS Capital.
Our ability to successfully meet the covenants as set forth in our lending facility will depend on our generation of EBITDA from each of our domestic legal entities in line with our projections. Our lending facility includes a fixed charge ratio which we must achieve on a quarterly basis to avoid default. The existence of an event of default would significantly impact our ability to draw funds from our credit facility, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we will generate sufficient cash flow from operations to ensure compliance with the covenants of our lending facility. In the event of a default, our interest rate will increase by 200 basis points during the default period.
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
For instance, in the years ended December 31, 2009, 2008, 2007, 11%, 8% and 17% of our revenues, respectively, were comprised of sales of our 9-volt batteries, and of this, approximately 34%, 39% and 41%, respectively, pertained to sales to smoke alarm OEMs. If the retail demand for long-life smoke alarms decreases significantly, this could have a material adverse effect on our business, financial condition and results of operations.
Our customers may not meet the volume requirements in our supply agreements.
We sell most of our products and services through supply agreements and contracts. While supply agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but our ability to adjust prices is generally based on market conditions.

Our acquisitions and business partnerships may not result in the revenue growth and profitability that we expect. In addition, we may not be able to successfully integrate our acquisitions.
We are integrating our acquisitions into our business and assimilating their operations, services, products and personnel with our management policies, procedures and strategies. We can provide no assurances that we will achieve revenue growth and profitability that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with the integration of these acquisitions. To effectively manage our expected growth, we must continue to successfully manage our integration of these companies and continue to improve our operational and information technology systems, internal procedures, accounts receivable and management, financial and operational controls to accommodate these acquisitions. If we fail in any of these areas, our business could be adversely affected.
In 2007 we acquired RedBlack, Stationary Power and RPS, in 2008 we formed a joint venture in India and acquired USE, and in 2009 we acquired AMTI, which added new facilities and operations to our overall business. The integration of recent, and future, acquisitions could place an increased burden on our management team which could adversely impact our ability to effectively manage these businesses. Our 2007 and 2008 acquisitions of Stationary Power and USE, respectively, were impacted by overall market conditions including delays in capital spending by the customer base, as well as market disruption caused by the pricing actions of a key supplier. Our ability to quickly rebound from these conditions may strain our management resources and increase our overall spending base to ensure that our other core businesses are not neglected.
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
We have had certain “exigent”, non-bid contracts with the U.S. government that have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2009, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We are cooperating with the DoD IG inquiry and are furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operation.
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
A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2009, 2008 and 2007, approximately 65%, 75%, and 67% respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries. During the year ended December 31, 2009, we had one major customer, the U.S. Department of Defense, which comprised 26% of our revenue. During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively. During the year ended December 31, 2007, we had three major customers, the U.S. Department of Defense, the U.K. Ministry of Defence and Raytheon Company, which comprised 14%, 12%, and 13% of our revenue, respectively. There were no other customers that comprised greater than 10% of our total revenues during the years ended December 31, 2009, 2008 and 2007. While sales to these customers were substantial during the years ended December 31, 2009, 2008 and 2007, we do not consider these customers to be significant credit risks. Government decisions regarding military deployment and budget allocations to fund military operations may have an impact on the demand for our products and services. If the demand for products and services from the U.S. or foreign militaries were to decrease significantly, this could have a material adverse effect on our business, financial condition and results of operations.
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
We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. We have two customers that comprised 45% of our trade accounts receivables as of December 31, 2009. We have two customers that comprised 36% of our trade accounts receivables as of December 31, 2008. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2009 and 2008. We do not normally obtain collateral on trade accounts receivable.
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
One of our strategies has been to strategically grow our business through the acquisition of complementary businesses or through business partnerships, for example joint ventures, in addition to organic growth. Our inability to acquire such businesses, or increased competition for such businesses which could increase our acquisition costs, could adversely affect our overall strategy and results of operations. In addition, our inability to improve the operating margins of businesses we acquire or operate such acquired businesses profitably or to effectively integrate or leverage the operations of those acquired businesses could also adversely affect our business, financial condition and results of operations.
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
Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, sales, engineering and technical staffs. The loss of these employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to effectively pursue our business strategy will depend upon, among other factors, the successful retention of our key personnel, recruitment of additional highly skilled and experienced managerial, sales, engineering and technical personnel, and the integration of such personnel obtained through business acquisitions. We cannot assure that we will be able to retain or recruit this type of personnel. An inability to hire sufficient numbers of people or to find people with the desired skills could result in greater demands being placed on limited management resources which could have a material adverse effect on our business, financial condition and results of operations. During the latter half of 2009, we experienced unusually high turnover in our management ranks. Our Chief Operating Officer, our Vice-President of Finance and Chief Financial Officer, our Vice-President of Manufacturing, our Vice-President of Sales and our Director of Technology resigned. While these individuals have been replaced by qualified, experienced personnel, or through the restructuring of our operations, it is too early to determine the overall impact on our business of such turnover and the additional responsibilities placed on existing personnel.
We face risks related to general domestic and global economic conditions.
In general, our operating results can be significantly affected by negative economic conditions, high labor, material and commodity costs and unforeseen changes in demand for our products and services. These risks are heightened as economic conditions globally have deteriorated significantly and may not fully recover to historical levels in the short-term. The current economic conditions could continue to have a negative impact on demand for our products and services, which may have a direct negative impact on our sales and profitability, as well as our ability to generate sufficient internal cash flows or access credit at reasonable rates to meet future operating expenses, service debt and fund capital expenditures.
We face risks related to the effects of the credit crisis.
Recent disruption in credit markets may impact demand for our products and services, as well as our ability to manage normal relationships with our customers, suppliers and creditors. Tight credit markets could result in supplier or customer disruptions.
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
Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or indefinite-lived intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and triggers an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition. We are constantly reviewing the costs and the benefits of retiring several of our current brands, the retirement of which could result in a non-cash impairment charge of the associated indefinite-lived intangible asset, reducing operating earnings by the associated amount or amounts on the balance sheet. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill and indefinite-lived intangible assets for the year ended December 31, 2009. However, due to the narrow margin of passing the Step 1 goodwill impairment testing for 2009 in the Stationary Power reporting unit, there is potential for a partial or full impairment of the goodwill value in 2010 if our projected operational results are not achieved. One of the key assumptions for achieving the projected operational results includes revenue growth in the wireless services market. As of December 31, 2009, the Stationary Power reporting unit had a goodwill book value of $5,209.

Our efforts to develop new commercial applications for our products could fail.
Although we are involved with developing certain products for new commercial applications, we cannot provide assurance that acceptance of our products will occur due to the highly competitive nature of the business. There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in these segments that will adopt our products for use in their products. In addition, these companies must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business.
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
In conjunction with our purchase/lease of our Newark, New York facility in 1998, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We have submitted various work plans to the New York State Department of Environmental Conservation (“NYSDEC”) regarding further environmental testing and sampling in order to determine the scope of any additional remediation. We subsequently met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and the New York State Department of

Health (“NYSDOH”) took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm has incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. At December 31, 2009, we have reserved $49 for this matter. The ultimate resolution of this matter may result in us incurring costs in excess of what we have reserved.
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
China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework, including similar hazardous substance restrictions as are imposed by the European Union’s RoHS Directive, and apply to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China affecting a broad range of electronic products and parts, which was implemented on March 1, 2007. Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect. However, the methods under China RoHS only apply to EIP placed in the marketplace in China. Additionally, the Marking Standard does not apply to components sold to OEMs for use in other EIP. Our sales in China are limited to sales to OEMs and to distributors who supply to OEMs. Should our sales strategy change to include direct sales to end-users, our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.
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
Many of the companies with which we compete have substantially greater resources than we do, and some have the capacity and volume of business to be able to produce their products more efficiently than we can at the present time. In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies. If these companies successfully market their products in a manner that renders our technologies obsolete, this could have a material adverse effect on our business, financial condition and results of operations.
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
At December 31, 2009, we had approximately $61,257 of net operating loss carryforwards (“NOL’s”) available to offset future taxable income. We continually assess the carrying value of this asset based on the relevant accounting standards. As of December 31, 2009, we reflected a full valuation allowance against our deferred tax asset to the extent the asset is not able to be offset by future reversing temporary differences. As a result, we have reflected a net deferred tax liability of $3,812 in the U.S. We have reflected a net deferred tax asset of $-0- in the U. K. and China due to our current assessment that it is more likely than not to not be realized. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.
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
The re-payment of the debt outstanding under our credit facility and the vesting of options under certain of our equity compensation plans may both be accelerated by the triggering of a “change in control” as defined in our credit facility and Long-Term Incentive Plan.
Our largest single shareholder is Grace Brothers, Ltd., which beneficially owns, along with Bradford T. Whitmore, 29.9% of our issued and outstanding shares of common stock. On June 6, 2007, Mr. Bradford T. Whitmore, general partner of Grace Brothers, Ltd., became a member of our Board of Directors. If Grace Brothers, Ltd. or any other beneficial owner were to increase its ownership to more than 30%, it would be deemed a “change in control” for purposes of our 2004 Amended and Restated Long Term Incentive Plan, or LTIP. If a “change in control” were to occur, the vesting of all outstanding options granted under our LTIP would be accelerated resulting in a significant expense being charged against our income for the period during which the “change in control” occurred. An increase in ownership to 49% or more by any beneficial owner with 5% ownership as of February 17, 2010, or to 30% by any new owner, or any owner with less than 5% ownership as of February 17, 2010, would result in a default under our new credit facility with RBS Capital. Either of these events could have a material, adverse effect on our business, financial condition and results of operations.

Our operations in China and India are subject to unique risks and uncertainties.
Our operating facility in China and our joint venture in India present risks including, but not limited to, political changes, civil unrest, labor disputes, currency restrictions and changes in currency exchange rates, taxes, duties, import and export laws and boycotts and other civil disturbances that are outside of our control. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2009, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serves all four of our operating segments. Our corporate headquarters are located in our Newark, New York facility. In addition, we lease approximately 35,000 square feet in a facility based in Abingdon, England, which serves operations primarily in the non-rechargeable and rechargeable operating segments, and approximately 130,000 square feet in four buildings on one campus in Shenzhen, China, which serves operations primarily in the non-rechargeable segment. The Shenzhen, China campus location includes dormitory facilities. In addition, we lease a separate sales office in Shenzhen, China. We also lease sales and administrative offices, as well as manufacturing and production facilities, in eleven separate facilities across the U.S. and one in India. Our research and development efforts for our non-rechargeable and rechargeable products are conducted at our Newark, New York, West Point, Mississippi and Shenzhen, China facilities, while our research and development efforts for our communications systems accessories are conducted at our Newark, New York facility and our research and development efforts for our amplifier products are conducted at our facility in Virginia Beach, Virginia. On occasion, we rent additional warehouse space to store inventory and non-operational equipment. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services continues to grow.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of our operations.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm has incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. Through December 31, 2009, total costs incurred have amounted to approximately $260, none of which has been capitalized. At December 31, 2009 and December 31, 2008, we had $49 and $52, respectively, reserved for this matter.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is included for quotation on the NASDAQ Global Market under the symbol “ULBI.”
The following table sets forth the quarterly high and low closing sales prices of our Common Stock during 2008 and 2009:

	Closing Sales Prices
	High	Low
2008:
Quarter ended March 29, 2008	$22.69	$11.56
Quarter ended June 28, 2008	13.35	9.67
Quarter ended September 27, 2008	12.18	8.65
Quarter ended December 31, 2008	13.90	5.19

2009:
Quarter ended March 29, 2009	$13.87	$6.89
Quarter ended June 28, 2009	8.47	6.30
Quarter ended September 27, 2009	7.17	5.80
Quarter ended December 31, 2009	6.06	3.50
Holders
As of March 8, 2010, there were 375 registered holders of record of our Common Stock.
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
The financial results presented in this table include results from the last five fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005.
SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues	$172,109	$254,700	$137,596	$93,546	$70,501
Cost of products sold	135,249	197,757	108,822	76,103	58,243

Gross margin	36,860	56,943	28,774	17,443	12,258

Research and development expenses	9,540	8,138	7,000	5,097	3,751
Selling, general and administrative expenses	34,682	31,500	21,973	15,303	11,409

Total operating and other expenses	44,222	39,638	28,973	20,400	15,160

Operating income (loss)	(7,362)	17,305	(199)	(2,957)	(2,902)

Interest (expense) income, net	(1,465)	(930)	(2,184)	(1,298)	(636)
Gain on insurance settlement	—	39	—	191	—
Gain on McDowell settlement	—	—	7,550	—	—
Gain on debt conversion	—	313	—	—	—
Other income (expense), net	(13)	777	493	311	(318)

Income (loss) before income taxes	(8,840)	17,504	5,660	(3,753)	(3,856)

Income tax provision-current	31	582	—	—	3
Income tax provision/(benefit)-deferred	360	3,297	77	23,735	486

Total income taxes	391	3,879	77	23,735	489

Net income (loss)	$(9,231)	$13,625	$5,583	$(27,488)	$(4,345)
Net (income) loss attributable to noncontroling interest	(10)	38	—	—	—

Net income (loss) attributable to Ultralife	$(9,241)	$13,663	$5,583	$(27,488)	$(4,345)

Net income (loss) attributable to Ultralife common shares — basic	$(0.54)	$0.79	$0.36	$(1.84)	$(0.30)

Net income (loss) attributable to Ultralife common shares — diluted	$(0.54)	$0.78	$0.36	$(1.84)	$(0.30)

Weighted average shares outstanding — basic	16,989	17,230	15,316	14,906	14,551

Weighted average shares outstanding — diluted	16,989	17,681	15,538	14,906	14,551

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$6,094	$1,878	$2,245	$720	$3,214
Working capital	$27,824	$42,937	$26,461	$18,070	$20,979
Total assets	$131,166	$129,587	$122,048	$97,758	$80,757
Total long-term debt and capital lease obligations	$267	$4,670	$16,224	$20,043	$25
Shareholders’ equity	$78,114	$88,153	$63,007	$39,589	$62,107

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.
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
On July 3, 2006, we finalized the acquisition of substantially all of the assets of McDowell, a manufacturer of military communications accessories. McDowell was located originally in Waco, Texas, with the operations having been relocated to the Newark, New York facility during the second half of 2007. Under the terms of the acquisition agreement, the purchase price of approximately $25,000 consisted of $5,000 in cash and a $20,000 non-transferable, subordinated convertible promissory note to be held by the sellers of McDowell. In addition, the purchase price was subject to a post-closing adjustment based on a final valuation of trade accounts receivable, inventory and trade accounts payable that were acquired or assumed on the date of the closing, using a base value of $3,000. The final net value of these assets, under our contractual obligation under the acquisition agreement, was $6,389, resulting in a revised purchase price of approximately $28,448. On November 16, 2007, we finalized a settlement agreement with the sellers of McDowell relating to various operational issues that arose during the first several months following the July 2006 acquisition that significantly reduced our profit margins. The settlement agreement amount was approximately $7,900. The settlement agreement reduced the principal amount on the convertible notes initially issued from $20,000 to $14,000, and eliminated a $1,889 liability related to a purchase price adjustment. In addition, the interest rate on the convertible notes was increased from 4% to 5% and we made prepayments totaling $3,500 on the convertible notes. In January 2008, the remaining $10,500 principal balance on the convertible notes was converted in full into 700,000 shares of our common stock. (See Note 2 in Notes to Consolidated Financial Statements for additional information.)

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
On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power, an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. Stationary Power is located in Clearwater, Florida. Under the terms of the stock purchase agreement, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note that is held by the previous owner of Stationary Power. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. Through December 31, 2009, no shares of common stock have been issued. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of RPS, an affiliate of Stationary Power, and a supplier of lead acid batteries primarily for use by Stationary Power in the design and installation of standby power systems. Under the terms of the stock purchase agreement, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to Stationary Power, which historically have comprised substantially all of RPS’s sales. No contingent cash consideration was recorded for 2007. During 2008, we accrued $49 for the 2008 portion of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet, which was paid to the sellers in March 2009. During 2009, we accrued $118 for the 2009 portion of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet, which was paid to the sellers during the first quarter of 2010. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
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
On November 10, 2008, we acquired certain assets of USE, a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. Under the terms of the agreement, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain post-acquisition financial milestones, we will issue up to an aggregate amount of 200,000 unregistered shares of our common stock, over a period of four years. Through December 31, 2009, no shares of common stock have been issued. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)

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
On June 1, 2009, the Board of Directors appointed John C. Casper as our Vice-President of Finance and Chief Financial Officer, succeeding Robert W. Fishback. In November 2009, Mr. Casper resigned from his position. In December 2009, Philip A. Fain was appointed Chief Financial Officer and Treasurer, succeeding Mr. Casper.
Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.
Overview
For the year ended December 31, 2009, revenue totaled $172,109 compared to $254,700 for 2008. We incurred an operating loss of $7,362 for 2009 compared to operating income of $17,305 for 2008. Net loss attributable to Ultralife for 2009 was $9,241 compared to net income attributable to Ultralife of $13,663 for the prior year.
The decrease in sales in 2009 versus 2008 was due to the 2008 fulfillment of some large SATCOM-On-The-Move orders that did not reoccur as we had expected in 2009. We did not receive the expected large order in 2009 for our SATCOM-On-The-Move system under the MRAP All-Terrain Vehicle Program, because the prime contractor through whom our system is sold did not have a contract in place with the U.S. Government in time to meet the U.S. Defense Department’s delivery schedule. Therefore, the order was awarded to another company. The reduction in sales was partially offset by higher shipments of our BA-5390 batteries to government defense contractors and stronger demand for batteries and charging systems from U.S. defense customers versus 2008, as well as the acquisition of AMTI in March 2009.
The reduction in operating profit in 2009 was attributable to the sales decrease as noted above and an increase in operating expenses from $39,638 in 2008 to $44,222 in 2009. The increase in spending was attributable to higher research and development costs due to greater investments in product design and development activity and higher selling and administrative costs resulting from costs related to our recently acquired companies and generally higher administrative expenses. Our net loss for 2009 was also impacted by higher interest expense due to higher average levels of borrowings and the impact of a weaker US dollar on our foreign currency transactions.
We reported revenue of $50,350 for the fourth quarter of 2009 and an operating profit of $1,624. Quarter over quarter, revenue was up from the third quarter revenue of $42,363.
The operating profit in the fourth quarter of 2009 was a result of continued growth in gross margin and decreased operating costs as a result of the initiatives that we started earlier in 2009. It was hampered by a $600 provision connected with inventory of our older amplifier products that are now considered to be slow moving because of the strong market reception for our new amplifier line, added following our AMTI acquisition. Fourth quarter of 2009 revenue growth was led by strong battery sales in both defense and commercial markets and by the initiation of shipments on the communications systems orders that we announced in mid-October.
Fourth quarter of 2009 gross margin improved as a result of a favorable mix of engineered products and strong operating performance in both our US and China battery production facilities. The amplifier products that we acquired when we purchased AMTI are now an important part of our offerings both as components and as part of our advanced communications systems. Although we have only owned that operation for the last three quarters of 2009, sales levels for the year were more than three times the sales level of the previous year and we expect to further expand this business in 2010. We expect that the further integration of the AMTI products, processes and resources into our communication systems business will offer additional enhancements to our product portfolio and operating efficiencies.
As reflected in our fourth quarter operating performance, we completed cost reduction and consolidation actions in the latter half of 2009 to help offset the increased expenses resulting from our acquisitions of USE in November 2008 and AMTI in March 2009 and to improve our operational efficiencies. In 2009, we substantially completed the consolidation of our standby power acquisitions to operate as one national business. Our actions included the appointment of a single management team responsible for all business operations, the consolidation of backroom functions and the implementation of our corporate information technology systems. During 2009, our AMTI acquisition benefitted from the synergies of our global sales force and our communications products utilizing AMTI products and engineering expertise. We expect further synergies to result in 2010.

In addition, we significantly improved our balance sheet in the fourth quarter of 2009 as reflected in the reduction in both our accounts receivables and inventories over the second and third quarters of 2009. We believe that our entering into a senior secured asset based revolving credit facility in February 2010 with RBS Business Capital further strengthens our financial position for the future.
At the end of the fourth quarter of 2009, we commenced shipments of lithium ion batteries to the U.K. Ministry of Defence under a contract with General Dynamics UK. We believe this new line of products has the potential to be a strong contributor to revenue growth in 2010.
In the first half of 2010, we also expect to be shipping initial units of the new version of our tactical repeater for handheld radios. By incorporating one of AMTI’s new compact amplifier products, the new version increases the power and range of our existing products by 30-50%.
We also expect to be starting trials on a new lithium ion backup product. Based on scalable 1KW modules, we believe it is able to be managed and monitored remotely and operates over a wide temperature range for approximately 3-5 times the lifetime of traditional lead acid products. It is expected that utilization of these capabilities will enable reductions in total cost of ownership by 20-50% in the applications that we have targeted.
During the second quarter of 2010, we also expect to have fully qualified the new version of our 9-volt product. Designed and manufactured in our China facility, it has improved performance over our current product and by the end of 2010 we expect to be producing half of our 9-volt demand in China and ultimately producing 75% of our 9-volt product there.
Our China operation continues to see revenue growth in our line of lithium thionyl chloride products. Much of the growth has been from the growing market for automated meter reading in China, a key focus of their economic stimulus program. We expect to see this market growing in 2010, and we also expect to see opportunities for growth for our thionyl chloride products in Europe and the U.S.
We believe that new offerings and geographic expansion are our keys to revenue growth in 2010 and beyond. In our battery products, we expect that our major initiative will be in deploying larger scale lithium ion products for energy storage. We anticipate that our energy services segment will complement this by providing a channel through which to deliver complete solutions based on a total cost of ownership model. In communications systems we expect to see further expansion of SATCOM systems in mobile communications. We also expect to expand this market internationally as U.S. allies see the importance of extended communications capability beyond line of sight. And we expect our pocket amplifiers and tactical repeaters to bring portable and instantly deployable range extension to the fast expanding world of handheld radios.
One of the issues that we have faced in growing our company has been the variability of orders. The markets that we serve, government/defense, commercial and standby power, all have elements that contribute to fluctuating revenues in reporting periods. Diversifying our business and increasing our service component helps, but will not eliminate this variability. We also recognize the ongoing potential impact of competition within the industries we serve. We believe that we have or will be making the necessary investments to best position our product and service offerings to meet or exceed that of our competitors. This however, in itself, may not guarantee that our products and services will be selected to fulfill the orders and/or contracts we pursue, as other factors such as competitive pricing below our gross margin requirements or small business preferences may prevail.
Over the past year, dealing with this effect, together with the general economic slowdown, has caused us to change our approach to budgeting and planning for 2010. We have consolidated operations and focused our business planning and management around the models of three operating segments for 2010. We have reduced our overhead to match the revenue level of our sustainable base while retaining the controls required of a public corporation and sustaining important investments. And we have sharpened our disciplines to ensure that as we generate higher returns on the investments we are making in operations, products and markets, the greatest amount possible flows to profitability.

Results of Operations
Twelve Months Ended December 31, 2009 Compared With the Twelve Months Ended December 31, 2008

	12 Months Ended		Increase /
	12/31/2009	12/31/2008	(Decrease)

Revenues	$172,109	$254,700	$(82,591)
Cost of products sold	135,249	197,757	(62,508)

Gross margin	36,860	56,943	(20,083)
Operating and other expenses	44,222	39,638	4,584

Operating income (loss)	(7,362)	17,305	(24,667)
Other income (expense), net	(1,478)	199	(1,677)

Income before taxes	(8,840)	17,504	(26,344)
Income tax provision	391	3,879	(3,488)

Net income (loss)	$(9,231)	$13,625	$(22,856)
Net (income) loss attributable to noncontrolling interest	(10)	38	(48)

Net income (loss) attributable to Ultralife	$(9,241)	$13,663	(22,904)

Net income (loss) attributable to Ultralife common shares — basic	$(0.54)	$0.79	$(1.33)

Net income (loss) attributable to Ultralife common shares — diluted	$(0.54)	$0.78	$(1.32)

Weighted average shares outstanding — basic	16,989	17,230	(241)

Weighted average shares outstanding — diluted	16,989	17,681	(692)

Revenues. Total revenues for the twelve months ended December 31, 2009 amounted to $172,109, a decrease of $82,591, or 32.4% from the $254,700 reported for the twelve months ended December 31, 2008.
Non-Rechargeable product sales decreased $2,379, or 3.5%, from $68,076 last year to $65,697 this year. The decrease in Non-Rechargeable revenues was mainly attributable to a decline in sales to automotive telematics customers due to the recession, offset in part by higher shipments of our BA-5390 batteries to government/defense customers.
Rechargeable product revenues increased $7,604, or 21.9%, from $34,691 last year to $42,295 this year. The increase in Rechargeable revenues was mainly attributable to strong demand for batteries and charging systems from U.S. defense customers.
Communications Systems revenues decreased $92,624, or 68.1%, from $136,072 last year to $43,448 this year. The decrease in Communications Systems revenues was mainly attributable to large deliveries of SATCOM-On-The-Move and other advanced communications systems in 2008, which did not reoccur in 2009. This decrease was partially offset by the acquisition of AMTI in March 2009.
Design and Installation Services revenues increased $4,808, or 30.3%, from $15,861 last year to $20,669 this year. The increase in Design and Installation Services revenues was mainly attributable to the added revenue base provided from the acquisition of USE in November 2008.
Cost of Products Sold. Cost of products sold decreased $62,508, or 31.6%, from $197,757 for the year ended December 31, 2008 to $135,249 for the year ended December 31, 2009, primarily as a result of the decrease in revenues. Consolidated cost of products sold as a percentage of total revenue increased from 77.6% for the twelve months ended December 31, 2008 to 78.6% for the year ended December 31, 2009. Correspondingly, consolidated gross margins was 21.4% for the year ended December 31, 2009, compared with 22.4% for the year ended December 31, 2008, generally attributable to the margin decrease in the Design and Installation Services segment, offset by improvements in the Non-Rechargeable Products, Rechargeable Products and Communications Systems segments.
In our Non-Rechargeable Products segment, the cost of products sold decreased $3,992, from $57,285 in the year ended December 31, 2008 to $53,293 in 2009. Non-Rechargeable gross margin for 2009 was $12,404, or 18.9%, an increase of $1,613 from 2008’s gross margin of $10,791, or 15.9%. Non-Rechargeable gross margin and gross margin as a percentage of revenues both increased for the year ended December 31, 2009, primarily as a result of favorable product mix, in comparison to the year ended December 31, 2008. Also, the approximate $750 restructuring charge that was recorded relating to the transition of our U.K. operations from a manufacturing and distribution facility to a distribution and service center designed to enhance our ability to serve our customers, including the U.K. Ministry of Defence, resulting in employee termination costs and certain asset valuation adjustments in 2008, did not reoccur in 2009.

In our Rechargeable Products segment, the cost of products sold increased $5,305, from $27,873 in 2008 to $33,178 in 2009. Rechargeable gross margin for 2009 was $9,117, or 21.6%, an increase of $2,299 from 2008’s gross margin of $6,818, or 19.7%. Rechargeable gross margin improved primarily as a result of higher sales volumes and favorable product mix, as well as lower costs for material and component parts.
In our Communications Systems segment, the cost of products sold decreased $68,876, from $99,267 in 2008 to $30,391 in 2009. Communications Systems gross margin for 2009 was $13,057, or 30.1%, a decrease of $23,748 from 2008’s gross margin of $36,805, or 27.0%. The increase in the gross margin percentage for Communications Systems resulted from the recognition of a gain on litigation settlement totaling $1,256, in relation to the settlement of an ongoing litigation with a vendor, which was partially offset by the overall sales mix and lower sales volume in this segment. We also implemented a four-day work week for production personnel in our Newark operations, which included a significant portion of our communications systems manufacturing operations, in the third quarter of 2009, to align production levels with current sales levels. For the fourth quarter of 2009, we resumed a full five-day work week for production personnel in our Newark operations in response to increased production demand.
In our Design and Installation Services segment, the cost of sales increased $5,055, from $13,332 for the year ended December 31, 2008, to $18,387 in 2009. Design and Installation Services gross margin for 2009 was $2,282, or 11.0%, compared to 2008’s gross margin of $2,529, or 15.9%. Gross margin in this particular segment was weaker than expected due to continued intense price competition with component suppliers, relatively low margin jobs that carried over from 2008 into 2009, and ongoing integration efforts related to the USE acquisition. The intense price competition with component suppliers is expected to continue into 2010, which we expect to mitigate with greater emphasis on higher margin services, including wireless cell tower projects.
Operating Expenses. Total operating expenses increased $4,584, from $39,638 for the year ended December 31, 2008 to $44,222 for the year ended December 31, 2009. Overall, operating expenses as a percentage of sales increased to 25.7% in 2009 from 15.6% reported the prior year, due to the overall expense increase over a lower revenue base. In response to this unfavorable change to the percentage of sales, we have consolidated some of our operations to lower the fixed costs basis of our operations, performed an overall cost reduction analysis and tightened our cost controls, along with deferring some of our discretionary spending. Amortization expense associated with intangible assets related to our acquisitions was $1,683 for 2009 ($1,146 in selling, general and administrative expenses and $537 in research and development costs), compared with $2,119 for 2008 ($1,486 in selling, general, and administrative expenses and $633 in research and development costs). Research and development costs were $9,540 in 2009, an increase of $1,402, or 17.2%, over the $8,138 reported in 2008, as we increased our investment on product development and design activity. Selling, general, and administrative expenses increased $3,182, or 10.1%, to $34,682. This increase was comprised of costs related to recently acquired companies, in addition to higher sales and marketing expenses related to development of new territories for the standby power business and generally higher administrative costs.
Other Income (Expense). Other income (expense) totaled ($1,478) for the year ended December 31, 2009, compared to $199 for the year ended December 31, 2008. Interest expense, net of interest income, increased $535, from $930 for 2008 to $1,465 for 2009, mainly as a result of higher average borrowings under our revolving credit facility. In 2008, we recognized a gain of $313 on the early conversion of the $10,500 convertible notes held by the sellers of McDowell, which related to an increase in the interest rate on the notes from 4.0% to 5.0% in October 2007. Miscellaneous income/expense amounted to expense of $13 for 2009 compared with income of $816 for 2008. The income in 2008 was primarily due to the recognition of $300 in grant revenue from the satisfaction of all the requirements from a government grant in 2008 and the transactions impacted by changes in foreign currencies relative to the U.S. dollar.
Income Taxes. We reflected a tax provision of $391 for the twelve-month period ended December 31, 2009 compared with $3,879 in the same period of 2008. The 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements.

The effective consolidated tax rate for the twelve-month periods ended December 31, 2009 and 2008 was:

	Twelve-Month Periods Ended
	December 31,
	2009	2008
Income (Loss) before Incomes Taxes (a)	$(8,840)	$17,504

Total Income Tax Provision (b)	$391	$3,879

Effective Tax Rate (b/a)	4.4%	22.2%
During the fiscal quarter ended December 31, 2006, we recorded a full valuation allowance on our net deferred tax asset, due to the determination, at that time, that it was more likely than not that we would not be able to utilize our U.S. and U.K. net operating loss carryforwards (“NOL’s”) that had accumulated over time. At December 31, 2009, we continue to recognize a valuation allowance on our U.S. deferred tax asset, to the extent that we believe, that it is more likely than not that we will not be able to utilize that portion of our U.S. NOL’s that had accumulated over time. A U.S. valuation allowance is not required for the portion of the deferred tax asset that will be realized by the reversal of temporary differences related to deferred tax liabilities to the extent those temporary differences are expected to reverse in our carryforward period. At December 31, 2009, we continue to recognize a full valuation allowance on our U.K. and China net deferred tax assets, as we believe, at this time, that it is more likely than not that we will not be able to utilize our U.K. and China NOL’s that have accumulated over time. (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.) We continually monitor the assumptions and performance results to assess the realizability of the tax benefits of the U.S. and U.K. NOL’s and other deferred tax assets, in accordance with the accounting standards.
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2009. However, this limitation did have an impact of $559 on income taxes determined for 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see “Risk Factors” in Item 1A of this annual report.
Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share were $9,241 and $0.54, respectively, for the year ended December 31, 2009, compared to net income attributable to Ultralife and earnings attributable to Ultralife common shareholders per diluted share of $13,663 and $0.78, respectively, for the year ended December 31, 2008, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share decreased from 17,681 in 2008 to 16,989 in 2009, mainly due to the share repurchase program we initiated in the fourth quarter of 2008, offset by stock option and warrant exercises, restricted stock grants, and potentially dilutive shares from unexercised options and convertible notes.

Twelve Months Ended December 31, 2008 Compared With the Twelve Months Ended December 31, 2007

	12 Months Ended		Increase /
	12/31/2008	12/31/2007	(Decrease)

Revenues	$254,700	$137,596	$117,104
Cost of products sold	197,757	108,822	88,935

Gross margin	56,943	28,774	28,169
Operating and other expenses	39,638	28,973	10,665

Operating income (loss)	17,305	(199)	17,504
Other income (expense), net	199	5,859	(5,660)

Income (loss) before taxes	17,504	5,660	11,844
Income tax provision	3,879	77	3,802

Net income (loss)	$13,625	$5,583	$8,042
Net (income) loss attributable to noncontrolling interest	38	—	38

Net income (loss) attributable to Ultralife	$13,663	$5,583	8,080

Net income (loss) attributable to Ultralife common shares — basic	$0.79	$0.36	$0.43

Net income (loss) attributable to Ultralife common shares — diluted	$0.78	$0.36	$0.42

Weighted average shares outstanding — basic	17,230	15,316	1,914

Weighted average shares outstanding — diluted	17,681	15,538	2,143

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
Other Income (Expense). Other income (expense) totaled $199 for the year ended December 31, 2008, compared to $5,859 for the year ended December 31, 2007. Interest expense, net of interest income, decreased $1,254, from $2,184 for 2007 to $930 for 2008, mainly as a result of the conversion, in the first quarter of 2008, of convertible notes into shares of common stock related to the McDowell acquisition, as well as lower borrowings under our revolving credit facility. In 2008, we recognized a gain of $313 on the early conversion of the $10,500 convertible notes held by the sellers of McDowell, which related to an increase in the interest rate on the notes from 4% to 5% in October 2007. In 2007, we recorded a gain on the McDowell settlement of $7,550 as a result of a negotiated reduction in the purchase price that was finalized in November 2007 (see Note 2 for additional information). Miscellaneous income/expense amounted to income of $816 for 2008 compared with income of $493 for 2007. This income was primarily due to the recognition of $300 in grant revenue from the satisfaction of all the requirements from a government grant in 2008 and the transactions impacted by changes in foreign currencies relative to the U.S. dollar.
Income Taxes. We reflected a tax provision of $3,879 for the twelve-month period ended December 31, 2008 compared with $77 in the same period of 2007. The 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from book/tax differences pertaining to goodwill and certain intangible assets that cannot be predicted to reverse during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements.

The effective consolidated tax rate for the twelve-month periods ended December 31, 2008 and 2007 was:

	Twelve-Month Periods Ended
	December 31,
	2008	2007
Income (Loss) before Incomes Taxes (a)	$17,504	$5,660

Total Income Tax Provision (b)	$3,879	$77

Effective Tax Rate (b/a)	22.2%	1.4%
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2007. However, this limitation did have an impact of $559 on income taxes determined for 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see “Risk Factors” in Item 1A of this annual report.
Net Income (Loss) Attributable to Ultralife. Net income and earnings per diluted share were $13,663 and $0.78, respectively, for the year ended December 31, 2008, compared to net income and earnings per diluted share of $5,583 and $0.36, respectively, for the year ended December 31, 2007, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 15,538,000 in 2007 to 17,681,000 in 2008, mainly due to the 1,000,000 share issuance in the fourth quarter of 2007 from our limited public offering, conversion of the McDowell convertible notes into 700,000 shares of our common stock during the first quarter of 2008, stock option and warrant exercises, restricted stock grants, and potentially dilutive shares from unexercised options and convertible notes.
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
We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Years ended December 31,
	2009	2008	2007

Net income (loss) attributable to Ultralife	$(9,241)	$13,663	$5,583
Add: interest expense, net	1,465	930	2,184
Add: income tax provision	391	3,879	77
Add: depreciation expense	4,044	3,851	3,861
Add: amortization expense	1,683	2,119	2,317
Add: stock-based compensation expense	1,330	2,266	2,149
Less: gain on McDowell settlement	—	—	(7,550)
Less: gain on debt conversion	—	(313)	—

Adjusted EBITDA	$(328)	$26,395	$8,621

Liquidity and Capital Resources
Cash Flows and General Business Matters
As of December 31, 2009, cash and cash equivalents totaled $6,094, an increase of $4,216 from the beginning of the year. During the twelve months ended December 31, 2009, we generated $2,032 of cash from operating activities as compared to generating $19,058 of cash for the twelve months ended December 31, 2008. The cash from operating activities used during 2009 was mainly attributable to our pre-tax loss of $8,840, plus an addback of $7,057 for non-cash expenses including depreciation, amortization and stock-based compensation and a gain on litigation settlement of $1,256. Approximately $3,106 of cash was generated for working capital due mainly to a decrease in inventories, offset by increases in accounts receivable due to timing of orders and a decrease in accounts payable. For 2008, the cash generated from operating activities of $19,058 was mainly attributable to a pre-tax income of $17,504, plus an addback of $8,236 for non-cash expenses of depreciation, amortization and stock-based compensation. Approximately $10,499 of cash was used for working capital due mainly to increases in accounts receivable and inventories, offset by an increase in accounts payable and a decrease in prepaid expenses.
We used $8,801 in cash for investing activities during 2009 compared with $6,958 in cash used for investing activities in 2008. In 2009, we spent $2,035 to purchase plant, property and equipment, and $6,766 was used in connection with the acquisition of AMTI, as well as contingent purchase price payouts related to RedBlack and RPS. In 2008, we spent $3,787 to purchase plant, property and equipment, and $3,171 of which was used in connection with the acquisition of USE, as well as a contingent purchase price payout related to the ABLE acquisition.
During 2009, we generated $10,761 in funds from financing activities compared to the usage of $12,723 in funds in 2008. The financing activities in 2009 included a $15,500 inflow from drawdowns on the revolver portion of our primary credit facility, an inflow of $751 for proceeds from the issuance of debt, and an inflow of cash from stock option and warrant exercises of $349, offset by an outflow of $2,519 for principal payments on term debt under our primary credit facility and capital lease obligations, and an outflow of $3,326 for the purchase of treasury shares related to our share repurchase program. The financing activities in 2008 included outflows of $11,204 for revolver loan repayments, $2,230 for principal payments on our term loan, capital leases, and debt we assumed from acquisitions, and purchase of treasury shares of $1,815, offset by inflows of $2,526 from stock option and warrant exercises.
Although we booked a full reserve for our deferred tax asset during the fourth quarter of 2006 and continued to carry this reserve as of December 31, 2008 and 2009, we continue to have significant U.S. NOL’s available to us to utilize as an offset to taxable income. As of December 31, 2009, none of our U.S. NOL’s have expired. During 2008, we utilized $27,682 of our U.S. NOL carryforwards such that over the next five years, there are no scheduled expirations of our U.S. NOL’s. (See Note 8 in the Notes to the Consolidated Financial Statements for additional information.)
Inventory turnover for the year ended December 31, 2009 averaged 2.7 turns compared to 4.6 turns for 2008. The decrease in this metric is mainly due to a buildup in inventory in anticipation of certain orders from the U.S. Government that were delayed and ultimately awarded to another contractor, as well as the decrease in the sales volumes during 2009. Our Days Sales Outstanding (DSOs) was an average of 69 days for 2009, an increase from the 2008 average of 53 days, mainly due to the overall domestic and global recessionary economic conditions.
Our order backlog at December 31, 2009 was approximately $42,700. The majority of the backlog was related to orders that are expected to ship throughout 2010.
As of December 31, 2009, we had made commitments to purchase approximately $201 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.
Potential Commitments
We have had certain “exigent” non-bid contracts with the U.S. government, which have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2009, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operation.
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office has proposed a settlement by which we may avoid joint and several liability in exchange for settlement payment of $520. Under the terms of the settlement agreement, we can satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. The proposed settlement is potentially contingent on the Compensation Board receiving sufficient commitments from the defendants of the desired settlement amount of $14,500. As of December 31, 2009, we have adjusted our reserve to $520 to account for the twelve monthly installments settlement amount.
In connection with our acquisition of Stationary Power on November 16, 2007, the purchase agreement specified an adjustment mechanism based upon Stationary Power’s closing date net worth balance relative to a previously-agreed amount of $500. The final net value of the “Net Worth”, under the stock purchase agreement, was $339, resulting in a revised initial purchase price of $9,839. In addition, there is a contingent payout of up to 100,000 shares of our common stock to be earned upon the achievement of certain post-acquisition sales milestones. Through the year ended December 31, 2009, we have issued no shares of our common stock relating to this contingent consideration.
In connection with our acquisition of RPS on November 16, 2007, on the achievement of certain post-acquisition sales milestones, we will pay the previous owners of RPS, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to Stationary Power, which historically have comprised substantially all of RPS’s sales. During 2009, we made cash payments of $49 for contingent consideration earned through the year ended December 31, 2008. For the year ended December 31, 2009, we have recorded an additional $118 in contingent cash consideration.

In connection with our acquisition of USE on November 10, 2008, there is a contingent payout of up to 200,000 unregistered shares of our common stock to be earned upon the achievement of certain post-acquisition financial milestones. Through the year ended December 31, 2009, we have issued no shares of our common stock relating to this contingent consideration.
Debt and Lease Commitments
At December 31, 2009, we had outstanding capital lease obligations of $294.
As of December 31, 2009, our primary credit facility consisted of both a term loan component and a revolver component, and the facility was collateralized by essentially all of our assets, including all of our subsidiaries. The lenders of the credit facility were JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”), with JP Morgan Chase Bank acting as the administrative agent (“Agent”). Availability under the revolving credit component was subject to meeting certain financial covenants, including a debt to earnings ratio and a fixed charge coverage ratio. In addition, we were required to meet certain non-financial covenants. The rate of interest, in general, was based upon either the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.
As of December 31, 2009, we had $-0- outstanding under the term loan component of our credit facility with our primary lending bank and $15,500 was outstanding under the revolver component. At December 31, 2009, the interest rate on the revolver component was 5.25%. As of December 31, 2009, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At December 31, 2009, we had $335 of outstanding letters of credit related to this facility, leaving $19,165 of additional borrowing capacity.
In July 2009, we paid the final monthly installment for the term loan under the credit facility and had no further obligations relating to the term loan portion of the credit facility. Correspondingly, the interest rate swap arrangement we entered into in connection with the term loan under our credit facility expired and we had no further obligations under the interest rate swap arrangement.
On January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the Lenders. The Restated Credit Agreement reflected the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increased the current revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest was based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term was defined in the Restated Credit Agreement, within a predetermined grid, which was dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter was greater than or less than zero. Generally, borrowings under the Restated Credit Agreement bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio.
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
As stated in the Restated Credit Agreement, as amended by the Waiver and Amendment, we were required to maintain a debt to earnings ratio at or below 2.75 to 1 and a fixed charge ratio at or above 1.25 to 1. As of December 31, 2009, our debt to earnings ratio was (58.99) to 1 and our fixed charge ratio was (0.03) to 1. Accordingly, we were not in compliance with the financial covenants of our credit facility. This constituted an event of default under the terms of our existing credit facility which entitled our Lenders to provide us with notice that they were exercising their rights under the credit facility.

On January 15, 2010, we received a demand letter from the Agent in connection with the Restated Credit Agreement (“Demand Letter”). In the Demand Letter, the Agent claimed that we had (i) failed to satisfy and comply with the financial covenants set forth in Section 6.09 of the Restated Credit Agreement, and (ii) failed to pay interest and expenses when due as set forth in Section 7(b) of the Restated Credit Agreement. The Agent declared the outstanding principal, unpaid interest and unpaid fees in the aggregate amount of $15,914 immediately due and payable in full. The Agent demanded payment of such amount by January 22, 2010. The Agent also terminated the Lender’s commitment to lend additional funds to us under the Restated Credit Agreement and increased the interest rate on the outstanding principal to the default rate set under Section 2.13(c) of the Restated Credit Agreement.
On January 22, 2010, we entered into a Forbearance and Amendment Number Two to the Restated Credit Agreement with the Lenders (“Forbearance Agreement”). Under the Forbearance Agreement, the Lenders agreed to forbear until February 18, 2010 from exercising their respective rights and remedies under the Restated Credit Agreement and delayed the date by which we were to pay the Lenders the amount declared due and payable under the Demand Letter.
Under the Forbearance Agreement, we were required to make payments on the outstanding principal owed under the Restated Credit Agreement pursuant to the following schedule: (i) $1,500 on January 22, 2010; (ii) $3,500 on or before January 29, 2010; and (iii) $500 commencing February 5, 2010 and continuing on each Friday through the term of the Forbearance Agreement. We were also required to pay a forbearance fee of $63 and all of the fees and expenses incurred by the Lenders. The Forbearance Agreement also reaffirmed the Lenders’ termination of their commitment to lend additional funds to us under the Restated Credit Agreement and the increased interest rate on the outstanding principal to the default rate set under Section 2.13(c) of the Restated Credit Agreement. We made all payments required by and complied with all provisions of the Forbearance Agreement.
On February 17, 2010, we entered into a senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, letter of credit foreign exchange support and to repay existing indebtedness under the Restated Credit Agreement (“Previous Credit Facility”). The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. We paid RBS a facility fee of $263.
On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under the Previous Credit Facility with the Lenders. Our available borrowing under the Credit Facility fluctuates from time to time based upon amounts of eligible accounts receivable and eligible inventory. Available borrowings under the Credit Facility equals the lesser of (1) $35,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory. The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS. We are required to have at least $3,000 available under the Credit Facility at all times.
Interest will accrue on outstanding indebtedness under the Credit Facility at one of two LIBOR rates plus 4.50%. Upon delivery of our audited financial statements for the fiscal year ended December 31, 2010 to RBS, and assuming no events of default exist at such time, the rate of interest under the Credit Facility can fluctuate based on the available borrowings remaining under the Credit Facility as set forth in the following table:

Excess Availability	LIBOR Rate Plus

Greater than $10,000	4.00%

Greater than $7,500 but less than or equal to $10,000	4.25%

Greater than $5,000 but less than or equal to $7,500	4.50%

Greater than $3,000 but less than or equal to $5,000	4.75%
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay an unused line fee of 0.50% on the unused portion of the $35,000 Credit Facility. We must also pay customary letter of credit fees equal to the LIBOR rate and the applicable margin and any other customary fees or expenses of the issuing bank. Interest that accrues under the Credit Facility is to be paid monthly with all outstanding principal, interest and applicable fees due on the Maturity Date.

We are required to maintain a fixed coverage ratio of 1.20 to 1.00 or greater at all times after March 28, 2010. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of the Borrowers’ representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
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
See Note 5 in the Notes to Consolidated Financial Statements for additional information.
Equity Transactions
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
In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases were made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases were made in compliance with Securities and Exchange Commission guidelines and were subject to market conditions, applicable legal requirements, and other factors. We have no obligation under the program to repurchase shares and the program could have been suspended or discontinued at any time without prior notice. We funded the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary. We spent $5,141 to repurchase 628,413 shares of common stock, at an average price of approximately $8.15 per share, under this share repurchase program. During the first quarter of 2009, we repurchased 416,305 shares of common stock at an average price of approximately $7.99 per share, under this share repurchase program; all other share repurchases were made in the fourth quarter of 2008. In April 2009, this share repurchase program expired.
In some of our recent acquisitions, we utilized securities as consideration in these transactions in part to reduce the need to draw on the liquidity provided by our cash and cash equivalents and revolving credit facility.
See Note 7 in the Notes to Consolidated Financial Statements for additional information.
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
If we are unable to achieve our plans or unforeseen events occur, we may need to implement alternative plans in addition to plans that we have already initiated. While we believe we can complete our original plans or alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.
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
Contractual Obligations

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Long-Term Debt Obligations	$19,055	$18,988	$67	$—	$—
Expected Interest Payments	667	639	28	—	—
Capital Lease Obligations	294	94	192	8	—
Operating Lease Obligations	2,185	1,178	870	137	—
Purchase Obligations	22,418	22,418	—	—	—

Total	$44,619	$43,317	$1,157	$145	$—

Expected interest payments are calculated assuming a 5.25% annual rate on the outstanding revolver balance, plus associated fees related to our credit facility; the applicable annual interest rates ranging from 0.00% to 7.13% for various notes payable for equipment and vehicles; and a 5.00% annual rate on the outstanding principal related to the subordinated convertible notes payable. Purchase obligations consist of commitments for property, plant and equipment, open purchase orders for materials and supplies, and other general commitments for various service contracts.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Outlook
Our 2010 operating plan calls for us to generate revenue of $177,000 and operating income of approximately $4,600 on the base business. Management cautions that the timing of orders and shipments may cause some variability in quarterly results.
See Overview section for additional information.
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
Environmental Issues:
Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with FASB’s guidance on environmental remediation liabilities. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.
Goodwill and Other Intangible Assets:
In accordance with the revised FASB guidance for business combinations, the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value. In accordance with FASB’s guidance for the accounting of goodwill and other intangible assets, we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life.

The impairment test for goodwill consists of a comparison of the fair value of the goodwill with the carrying amount of the reporting unit to which it is assigned. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the intangible assets exceeds their fair value, an impairment loss shall be recognized in an amount equal to that excess. We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the relief from a royalty income valuation approach.
We conduct our annual impairment analysis for goodwill and intangible assets with indefinite lives in October of each fiscal year. For 2009, we have identified seven goodwill reporting units for testing, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. For 2009, we have identified four trademarks for testing, and based on our results of the testing, no impairment charge resulted from such analysis. Therefore, no impairment of goodwill and intangible assets with indefinite lives is indicated for 2009. However, due to the narrow margin of passing the Step 1 goodwill impairment testing for 2009 in the Stationary Power reporting unit, there is potential for a partial or full impairment of the goodwill value in 2010 if the projected operational results are not achieved. One of the key assumptions for achieving the projected operational results includes revenue growth in the wireless services market. As of December 31, 2009, the Stationary Power reporting unit had a goodwill carrying value of $5,209.
Stock-Based Compensation:
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
Income Taxes:
We apply FASB’s guidance in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.
In 2009, 2008 and 2007, we continued to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences in the U.S., the U.K. and China arising from the conclusion that we would not be able to utilize our U.S., U.K. and China NOL’s that had accumulated over time. The recognition of the valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2009. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. We continually assess the carrying value of this asset based on relevant accounting standards.

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”, to address implementation issues related to the changes in ownership provisions in Accounting Standards Codification (“ASC”) 810-10. ASU No. 2010-02 amends ASC 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions applies to the following: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture. The amendments also clarify that the decrease in ownership provisions do not apply to the following transactions even if they involve businesses: sales of in substance real estate; and conveyances of oil and gas mineral rights. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, entities first need to consider whether the substance of the transaction is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, etc., and apply that guidance. If no other guidance exists, an entity should apply ASC 810-10. Lastly, ASU No. 2010-02 expands existing disclosure requirements for transactions within the scope of ASC 810-10, and adds several new ones that address fair value measurements and related techniques, the nature of any continuing involvement after the transaction, and whether related parties are involved. ASU No. 2010-02 is effective beginning in the period that an entity adopts ASC 810-10. If an entity had previously adopted ASC 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments must be applied retrospectively to the date ASC 810-10 was adopted. The adoption of ASU No. 2010-02, with retrospective application to January 1, 2009, did not have a significant impact on our financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU No. 2009-13 will have on our financial statements.
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
In June 2009, the FASB issued the FASB ASC and the Hierarchy of Generally Accepted Accounting Principles. The FASB ASC is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The ASC is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The ASC does not change or alter existing GAAP and did not have an impact on our consolidated financial position or results of operations.
In May 2009, the FASB issued guidance for the accounting for subsequent events. The guidance incorporates guidance into the accounting literature that was previously addressed only in auditing standards about management’s requirement to evaluate subsequent events for potential recognition or disclosure. The guidance refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. The adoption of this pronouncement did not have a significant impact on our financial statements.

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
In June 2008, the FASB ratified the consensus reached by the EITF on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under the FASB’s guidance for accounting for derivative instruments and hedging activities. The consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument was not permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.
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

In December 2007, the FASB issued amended guidance on noncontrolling interests in consolidated financial statements, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The amended guidance is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the revised presentation and disclosures that are required. The future impact of adopting the amended guidance will depend on the structure of future business combinations or partnerships that we may pursue.
In September 2006, the FASB issued new guidance on fair value measurements. The new guidance provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The new guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued guidance delaying, for one year, the effective date of the new guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of the new guidance effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the deferred provisions of the new guidance effective January 1, 2009, which impacts the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the additional disclosures that are required.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligation. In July 2004, we hedged this risk by entering into an interest rate swap arrangement in connection with the term loan component of our previous credit facility. Under the swap arrangement, effective August 2, 2004, we received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years and is adjusted accordingly for a Eurodollar spread incorporated in the agreement. Correspondingly, the interest rate swap arrangement we entered into in connection with the term loan under our previous credit facility has expired and we have no further obligations under the interest rate swap arrangement. (See Note 5 in Notes to Consolidated Financial Statements for additional information.)
In connection with our new credit facility with RBS, the interest rate is variable based on one of two LIBOR rates plus 4.50%. The impact of a one percentage point change in the interest rate associated with the RBS credit facility would not have a material impact on our interest expense.
We are subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. In the year ended December 31, 2009, approximately 94.9% of our sales were denominated in U.S. dollars. The remainder of our sales was denominated in U.K. pounds sterling, euros, Australian dollars, Canadian dollars, Indian rupee and Chinese yuan renminbi. A 10% change in the value of the pound sterling, the euro, Australian dollar, Canadian dollar, the rupee or the yuan renminbi to the U.S. dollar would have impacted our revenues in that period by less than 1.0%. We monitor the relationship between the U.S. dollar and other currencies on a continuous basis and adjust sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency relative to the U.S. dollar.
We maintain manufacturing operations in North America, Europe and Asia, and export products internationally. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. In addition, our foreign subsidiaries maintain their books in local currency, which is translated into U.S. dollars for our consolidated financial statements. A 10% change in local currency relative to the U.S. dollar would have impacted our consolidated income before taxes by approximately $250, or approximately 2.8%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 53.

Page

Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP	52

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	53

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	54

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	55

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	56

Notes to Consolidated Financial Statements	57

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	101

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ultralife Corporation
Newark, New York
We have audited the accompanying consolidated balance sheets of Ultralife Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of Ultralife Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultralife Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Troy, Michigan
March 16, 2010

ULTRALIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$6,094	$1,878
Trade accounts receivable, net of allowance for doubtful accounts of $1,024 and $1,086, respectively	32,449	30,588
Inventories	35,503	40,465
Deferred tax asset — current	288	441
Prepaid expenses and other current assets	1,624	1,801

Total current assets	75,958	75,173

Property, plant and equipment, net	16,648	18,465

Other assets:
Goodwill	25,436	22,943
Intangible assets, net	13,064	12,925
Security deposits	60	81

	38,560	35,949

Total Assets	$131,166	$129,587

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$19,082	$1,425
Accounts payable	19,177	20,255
Income taxes payable	28	582
Accrued compensation	1,526	917
Accrued vacation	704	627
Deferred revenue	3,343	4,534
Other current liabilities	4,274	3,896

Total current liabilities	48,134	32,236

Long-term liabilities:
Debt and capital lease obligations	267	4,670
Deferred tax liability	4,100	3,894
Other long-term liabilities	551	634

Total long-term liabilities	4,918	9,198

Commitments and contingencies (Note 6)

Shareholders’ equity:
Ultralfe equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,384,916 and 18,227,009, respectively	1,831	1,815
Capital in excess of par value	169,064	167,259
Accumulated other comprehensive income (loss)	(1,256)	(1,930)
Accumulated deficit	(84,021)	(74,780)

	85,618	92,364

Less —Treasury stock, at cost — 1,358,507 and 942,202 shares outstanding, respectively	7,558	4,232

Total Ultralife equity	78,060	88,132

Noncontrolling interest	54	21

Total shareholders’ equity	78,114	88,153

Total Liabilities and Shareholders’ Equity	$131,166	$129,587

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2009	2008	2007

Revenues	$172,109	$254,700	$137,596
Cost of products sold	135,249	197,757	108,822

Gross margin	36,860	56,943	28,774

Operating expenses:
Research and development (including $537, $633 and $1,027 of amortization of intangible assets, respectively)	9,540	8,138	7,000
Selling, general, and administrative (including $1,146, $1,486 and $1,290 of amortization of intangible assets, respectively)	34,682	31,500	21,973

Total operating expenses	44,222	39,638	28,973

Operating income (loss)	(7,362)	17,305	(199)

Other income (expense):
Interest income	27	37	50
Interest expense	(1,492)	(967)	(2,234)
Gain on insurance settlement	—	39	—
Gain on McDowell settlement	—	—	7,550
Gain on debt conversion	—	313	—
Miscellaneous	(13)	777	493

Income (loss) before income taxes	(8,840)	17,504	5,660

Income tax provision — current	31	582	—
Income tax provision — deferred	360	3,297	77

Total income taxes provision	391	3,879	77

Net income (loss)	(9,231)	13,625	5,583

Net (income) loss attributable to noncontrolling interest	(10)	38	—

Net income (loss) attributable to Ultralife	$(9,241)	$13,663	$5,583

Net income (loss) attributable to Ultralife common shares — basic	$(0.54)	$0.79	$0.36

Net income (loss) attributable to Ultralife common shares — diluted	$(0.54)	$0.78	$0.36

Weighted average shares outstanding — basic	16,989	17,230	15,316

Weighted average shares outstanding — diluted	16,989	17,681	15,538

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)

				Accumulated Other
				Comprehensive Income (Loss)
				Foreign
	Common Stock		Capital in	Currency	Other
	Number		excess of	Translation	Unrealized	Accumulated	Treasury	Noncontrolling
	of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Interest	Total

Balance as of December 31, 2006	15,853,306	$1,578	$134,736	$(371)	$50	$(94,026)	$(2,378)	$—	$39,589

Comprehensive income:
Net income						5,583		—	5,583
Other comprehensive income (loss):
Foreign currency translation adjustments				437					437
Unrealized loss on interest rate swap arrangements					(47)				(47)

Other comprehensive income									390

Comprehensive income									5,973

Stock-based compensation related to stock options			1,648						1,648
Shares issued and compensation under restricted stock grants	51,548	4	497				(23)		478
Shares issued in connection with RPS acquisition	100,000	10	1,373						1,383
Shares issued in connection with limited public offering, net of expenses	1,000,000	100	12,522						12,622
Shares issued under stock option exercises	204,008	20	1,294						1,314

Balance as of December 31, 2007	17,208,862	$1,712	$152,070	$66	$3	$(88,443)	$(2,401)	$—	$63,007

Comprehensive income:
Net income						13,663		(38)	13,625
Other comprehensive income (loss):
Foreign currency translation adjustments				(1,984)					(1,984)
Unrealized loss on interest rate swap arrangements					(15)				(15)

Other comprehensive loss									(1,999)

Comprehensive income									11,626

Investment in India JV by noncontrolling interest								59	59
Stock-based compensation related to stock options			1,700				(16)		1,684
Stock-based compensation related to restricted stock grants	—	—	442						442
Shares purchased in connection with stock repurchase program	—	—	—				(1,815)		(1,815)
Shares issued in connection with conversion of convertible notes payable	700,000	70	10,430						10,500
Shares issued to directors	12,737	1	123						124
Shares issued under stock option and warrant exercises	305,410	32	2,494						2,526

Balance as of December 31, 2008	18,227,009	$1,815	$167,259	$(1,918)	$(12)	$(74,780)	$(4,232)	$21	$88,153

Comprehensive loss:
Net loss						(9,241)		10	(9,231)
Other comprehensive income (loss):
Foreign currency translation adjustments				662					662
Unrealized gain on interest rate swap arrangements					12				12

Other comprehensive income									674

Comprehensive loss									(8,557)

Investment in India JV by noncontrolling interest								23	23
Short-swing profit recovery			6						6
Stock-based compensation related to stock options			964				—		964
Shares issued and compensation under restricted stock grants	7,756	—	100						100
Shares purchased in connection with stock repurchase program	—	—	—				(3,326)		(3,326)
Shares issued in connection with AMTI acquisition	21,340	2	134						136
Shares issued to directors	46,339	5	261						266
Shares issued under stock option and warrant exercises	82,472	9	340						349

Balance as of December 31, 2009	18,384,916	$1,831	$169,064	$(1,256)	$—	$(84,021)	$(7,558)	$54	$78,114

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(9,231)	$13,625	$5,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of financing fees	4,044	3,851	3,861
Amortization of intangible assets	1,683	2,119	2,317
Loss on long-lived asset disposal and write-offs	79	204	37
Gain on insurance settlement	—	(39)	—
Foreign exchange gain (loss)	49	(399)	(425)
Gain on McDowell settlement	—	—	(7,550)
Gain on debt conversion	—	(313)	—
Gain on litigation settlement	(1,256)	—	—
Non-cash stock-based compensation	1,330	2,266	2,149
Changes in deferred income taxes	360	3,297	77
Provision for loss on accounts receivable	188	1,086	101
Provision for inventory obsolescence	1,123	2,850	1,323
Provision for warranty charges	387	1,010	210
Provision for workers’ compensation obligation	170	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,721)	(5,507)	83
Inventories	6,596	(9,170)	(7,348)
Prepaid expenses and other current assets	93	2,530	(1,157)
Insurance receivable relating to fires	—	202	682
Income taxes payable	(554)	582	—
Accounts payable and other liabilities	(1,308)	864	1,626

Net cash provided by operating activities	2,032	19,058	1,569

INVESTING ACTIVITIES
Purchase of property and equipment	(2,035)	(3,787)	(2,073)
Payment for acquired companies, net of cash acquired	(6,766)	(3,171)	(8,678)

Net cash used in investing activities	(8,801)	(6,958)	(10,751)

FINANCING ACTIVITIES
Net change in revolving credit facilities	15,500	(11,204)	3,308
Proceeds from issuance of common stock	349	2,526	13,936
Proceeds from issuance of debt	751	—	—
Principal payments on debt and capital lease obligations	(2,519)	(2,230)	(6,817)
Purchase of treasury stock	(3,326)	(1,815)	—
Short-swing profit recovery	6	—	—

Net cash provided by (used in) financing activities	10,761	(12,723)	10,427

Effect of exchange rate changes on cash	224	256	280

Change in cash and cash equivalents	4,216	(367)	1,525

Cash and cash equivalents at beginning of period	1,878	2,245	720

Cash and cash equivalents at end of period	$6,094	$1,878	$2,245

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,289	$934	$2,175

Cash paid for income taxes	$605	$—	$—

Noncash investing and financing activities:
Issuance of common stock and stock warrants for acquired companies	$—	$—	$1,383

Issuance of convertible notes payable for acquired companies	$—	$—	$4,000

Purchase of property and equipment via capital lease payable	$102	$98	$545

Conversion of convertible notes into shares of common stock	$—	$10,500	$—

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
b. Principles of Consolidation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of Ultralife Corporation, our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), ABLE New Energy Co., Limited, and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), McDowell Research Co., Inc. (“McDowell”), RedBlack Communications, Inc. (“RedBlack”), Stationary Power Services, Inc. (“Stationary Power”) and RPS Power Systems, Inc. (“RPS”), and our majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”). Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for using the equity method, if our interest is greater than 20%. Investments in entities in which we have less than a 20% ownership interest are accounted for using the cost method.
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

Changes in our allowance for doubtful accounts during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Balance at beginning of year	$1,086	$485	$447
Amounts charged (credited) to expense	188	675	101
Amounts charged (credited) to other accounts	(42)	(11)	6
Uncollectible accounts written-off, net of recovery	(208)	(63)	(69)

Balance at end of year	$1,024	$1,086	$485

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
i. Long-Lived Assets, Goodwill and Intangibles
We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. We did not record any material impairments of long-lived assets in the years ended December 31, 2009, 2008 and 2007.
In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance for goodwill and other intangible assets, we do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life.
The impairment test for goodwill consists of a comparison of the fair value of the goodwill with the carrying amount of the reporting unit to which it is assigned. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the intangible assets exceeds their fair value, an impairment loss shall be recognized in an amount equal to that excess. We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the relief from a royalty income valuation approach.
Based on the current preliminary valuations for amortizable intangible assets acquired in the AMTI acquisition during 2009, and the final valuations for amortizable intangible assets acquired in the USE acquisition during 2008, the RedBlack and Stationary Power acquisitions during 2007 and the ABLE and McDowell acquisitions during 2006, we project our amortization expense will be approximately $1,481, $1,316, $1,081, $893 and $722 for the fiscal years ending December 31, 2010 through 2014, respectively.

j. Translation of Foreign Currency
The financial statements of our foreign affiliates are translated into U.S. dollar equivalents in accordance with FASB’s guidance for foreign currency translation, with translation adjustments recorded as a component of accumulated other comprehensive income. Exchange gains (losses) relate to foreign currency transactions included in net income (loss) for the years ended December 31, 2009, 2008 and 2007 were $(49), $399, and $425, respectively.
k. Revenue Recognition
Product Sales — In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on the date of delivery. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.
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
n. Advertising Expenses
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $1,090, $940, and $443 for the years ended December 31, 2009, 2008 and 2007, respectively.
o. Research and Development
Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services.

p. Environmental Costs
Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with FASB’s guidance on environmental remediation liabilities. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.
q. Income Taxes
The asset and liability method, prescribed by FASB’s guidance for the Accounting for Income Taxes, is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. As of December 31, 2009, we continued to recognize a full valuation allowance on our deferred tax asset to the extent they are not able to be offset by future reversing temporary differences, based on a consistent evaluation methodology that was used for 2007 and 2008. The assessment of the realizability of the U.S. NOL was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2009. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance for the accounting of income taxes. For the years ended December 31, 2007 and 2008, we also recorded a full valuation allowance on our net deferred tax asset. A valuation allowance was required for the years ended December 31, 2009, 2008 and 2007 related to our U.K. subsidiary due to the history of losses at that facility. A valuation allowance was required for the year ended December 31, 2009 related to our ABLE subsidiary due to the history of losses at that facility.
We have adopted the provisions of FASB’s guidance for the Accounting for Uncertainty in Income Taxes. We have recorded no liability for income taxes associated with unrecognized tax benefits during 2007, 2008 and 2009, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).
r. Concentration Related to Customers and Suppliers
During the year ended December 31, 2009, we had one major customer, the U.S Department of Defense, which comprised 26% of our revenue. During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively. During the year ended December 31, 2007, we had three major customers, the U.S. Department of Defense, the U.K. Ministry of Defence and Raytheon Company, which comprised 14%, 12%, and 13% of our revenue, respectively. There were no other customers that comprised greater than 10% of our total revenues during the years ended December 31, 2009, 2008 and 2007.
We have two customers that comprised 45% of our trade accounts receivables as of December 31, 2009. We have two customers that comprised 36% of our trade accounts receivable as of December 31, 2008. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2009 and 2008.
Currently, we do not experience significant seasonal trends in non-rechargeable product revenues. However, a downturn in the U.S. economy, such as the one that we are currently experiencing, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower sales for us to this market segment. The smoke detector OEM market segment comprised approximately 9% and 8% of total non-rechargeable revenues in 2009 and 2008, respectively. Additionally, lower demand from the U.S., U.K. and other foreign governments could result in lower sales to defense and government users.
We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. Department of Defense have been substantial during 2009, 2008 and 2007, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.

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
s. Fair Value Measurements and Disclosures
In September 2006, the FASB issued new guidance on fair value measurements. The new guidance provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The new guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. In February 2008, the FASB issued guidance delaying, for one year, the effective date of the new guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. As such, we partially adopted the provisions of the new guidance effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the deferred provisions of the new guidance effective January 1, 2009, which impacts the way in which we calculate fair value for assets and liabilities initially measured at fair value in a business combination, our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the additional disclosures that are required.
FASB’s guidance for the disclosure about fair value of financial instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2009 and 2008. The fair value of cash, accounts receivable, trade accounts payable, accrued liabilities and our revolving credit facility approximates carrying value due to the short-term nature of these instruments. The estimated fair value of our convertible note approximates carrying value based on the short duration (ten and twenty-two months, respectively) of this note. The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.
t. Derivative Financial Instruments
Derivative instruments are accounted for in accordance with FASB’s guidance on the Accounting for Derivative Instruments and Hedging Activities which requires that all derivative instruments be recognized in the financial statements at fair value. The fair value of our interest rate swap at December 31, 2009 and 2008 resulted in $-0- and a liability of $12, respectively, all of which was reflected as short term.
u. Earnings (Loss) Per Share
On January 1, 2009, we adopted the provisions of FASB’s guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance requires that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (such as restricted stock awards granted by us) be considered participating securities. Because the restricted stock awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The retrospective application of the provisions of FASB’s guidance did not change the prior period earnings per share (“EPS”) amount.
Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the years ended December 31, 2009, 2008 and 2007, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Net Income (Loss) attributable to Ultralife	$(9,241)	$13,663	$5,583
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (-0-, 84,000, and 73,000 shares, respectively)	—	(66)	(26)

Net Income (Loss) attributable to Ultralife common shareholders (a)	(9,241)	13,597	5,557
Effect of Dilutive Securities:
Convertible Notes Payable	—	215	—

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$(9,241)	$13,812	$5,557

Average Common Shares Outstanding — Basic (c)	16,989	17,230	15,316
Effect of Dilutive Securities:
Stock Options / Warrants	—	130	222
Convertible Notes Payable	—	321	—

Average Common Shares Outstanding — Diluted (d)	16,989	17,681	15,538

EPS — Basic (a/c)	$(0.54)	$0.79	$0.36
EPS — Diluted (b/d)	$(0.54)	$0.78	$0.36
There were 1,833,134 outstanding stock options, warrants and restricted stock awards as of December 31, 2009, that were not included in EPS as the effect would be anti-dilutive. We also had 236,919 shares of common stock at December 31, 2009 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. There were 1,301,383 outstanding stock options, warrants and restricted stock awards as of December 31, 2008 that were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 421,988 outstanding stock options, warrants and restricted stock awards and 320,513 shares of common stock reserved under convertible notes payable were included in the dilution computation for the year ended December 31, 2008. There were 1,573,325 outstanding stock options, warrants and restricted stock awards as of December 31, 2007, that were not included in EPS as the effect would be anti-dilutive. We also had 966,667 shares of common stock at December 31, 2007 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 392,041 outstanding stock options, warrants and restricted stock awards was included in the dilution computation for the year ended December 31, 2007. For year ended December 31, 2009, diluted earnings (loss) per share was the equivalent of basic earnings (loss) per share due to the net loss.
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
w. Segment Reporting
We report segment information in accordance with FASB’s guidance on Disclosures about Segments of an Enterprise and Related Information. We have four operating segments. The basis for determining our operating segments is the manner in which financial information is used by us in our operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

Beginning with our first quarter earnings report for fiscal 2010, we will report our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. The Non-Rechargeable Products and Rechargeable Products segments will be combined into a segment called Battery & Energy Products. The Communications Systems segment will include our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment will be renamed Energy Services and will continue to encompass our standby power business. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, will be captured under the respective operating segment in which the work is performed.
x. Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”, to address implementation issues related to the changes in ownership provisions in Accounting Standards Codification (“ASC”) 810-10. ASU No. 2010-02 amends ASC 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions applies to the following: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture. The amendments also clarify that the decrease in ownership provisions do not apply to the following transactions even if they involve businesses: sales of in substance real estate; and conveyances of oil and gas mineral rights. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, entities first need to consider whether the substance of the transaction is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, etc., and apply that guidance. If no other guidance exists, an entity should apply ASC 810-10. Lastly, ASU No. 2010-02 expands existing disclosure requirements for transactions within the scope of ASC 810-10, and adds several new ones that address fair value measurements and related techniques, the nature of any continuing involvement after the transaction, and whether related parties are involved. ASU No. 2010-02 is effective beginning in the period that an entity adopts ASC 810-10. If an entity had previously adopted ASC 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments must be applied retrospectively to the date ASC 810-10 was adopted. The adoption of ASU No. 2010-02, with retrospective application to January 1, 2009, did not have a significant impact on our financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU No. 2009-13 will have on our financial statements.
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

In June 2009, the FASB issued the FASB ASC and the Hierarchy of Generally Accepted Accounting Principles. The FASB ASC is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The ASC is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The ASC does not change or alter existing GAAP and did not have an impact on our consolidated financial position or results of operations.
In May 2009, the FASB issued guidance for the accounting for subsequent events. The guidance incorporates guidance into the accounting literature that was previously addressed only in auditing standards about management’s requirement to evaluate subsequent events for potential recognition or disclosure. The guidance refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. The adoption of this pronouncement did not have a significant impact on our financial statements.
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
In June 2008, the FASB ratified the consensus reached by the EITF on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under the FASB’s guidance for accounting for derivative instruments and hedging activities. The consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument was not permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.
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
In December 2007, the FASB issued amended guidance on noncontrolling interests in consolidated financial statements, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The amended guidance is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of this pronouncement did not have a significant impact on our financial statements, except for the revised presentation and disclosures that are required. The future impact of adopting the amended guidance will depend on the structure of future business combinations or partnerships that we may pursue.
Note 2 — Acquisitions
2009 Activity
We accounted for the following acquisitions in accordance with the purchase method of accounting provisions of the revised FASB guidance for business combinations, whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
AMTITM Brand
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
The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. From the date of acquisition through December 31, 2009, AMTI contributed net sales of $11,354 and net income of $1,744. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $4,501 was recorded as goodwill in the amount of $1,216. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill was assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.
As a result of revisions to the preliminary asset valuations during the fourth quarter of 2009, values assigned to the tangible assets have been revised. The adjustments to the values for tangible assets from those reported for the third quarter of 2009 were as follows: trade accounts receivables decreased by $3 and inventories increased by $184. These adjustments resulted in a decrease to goodwill of $181.

The following table represents the revised preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—
Trade accounts receivable, net	693
Inventories	2,534

Total current assets	3,227
Property, plant and equipment, net	206
Goodwill	1,216
Intangible Assets:
Trademarks	450
Patents and Technology	800
Customer Relationships	920

Total assets acquired	6,819

LIABILITIES
Current liabilities:
Accounts payable	801
Other current liabilities	301

Total current liabilities	1,102
Long-term liabilities:
Other long-term liabilities	—

Total liabilities assumed	1,102

Total Purchase Price	$5,717

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
Under the terms of the asset purchase agreements for USE, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain annual post-acquisition financial milestones during the period ending December 31, 2012, we will issue up to an aggregate of 200,000 unregistered shares of our common stock. The unregistered shares of common stock will be issued after the first occasion annual sales for a calendar year exceed $10,000 (30,000 shares), $15,000 (40,000 shares), $20,000 (60,000 shares), and $25,000 (70,000 shares). The contingent stock issuances will be recorded as an addition to the purchase price when the financial milestones are attained. Through the year ended December 31, 2009, we have issued no shares of our common stock relating to this contingent consideration. We incurred $65 in acquisition related costs, which are included in the initial cost of the USE investment of $2,930.

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
2007 Acquisitions
We accounted for the following acquisitions in accordance with the purchase method of accounting provisions of the pre-revised FASB guidance for business combinations, whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.
RedBlack Communications, Inc. (formerly Innovative Solutions Consulting, Inc.)
On September 28, 2007, we finalized the acquisition of all of the issued and outstanding shares of common stock of Innovative Solutions Consulting, Inc. (“ISC”), a provider of a wide range of engineering and technical services for communication electronic systems to government agencies and prime contractors. In January 2008, we renamed ISC to RedBlack. RedBlack is located in Hollywood, Maryland.
The initial cash purchase price was $943 (net of $57 in cash acquired), with up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones. The additional cash consideration was payable in up to three annual payments and subject to possible adjustments as set forth in the stock purchase agreement. The contingent payments were to be recorded as an addition to the purchase price when the performance milestones were attained. The initial $943 cash payment was financed through a combination of cash on hand and borrowings through the revolver component of our credit facility with our primary lending banks. During the second quarter of 2008, we made an election under Section 338(h)(10) of the Internal Revenue Code in relation to RedBlack, and in accordance with the provisions of the purchase agreement, we have made payments of $54 to the sellers of RedBlack to make them substantially whole from a tax perspective. These additional payments are part of the total purchase price, and as such, this adjustment to the purchase price resulted in an increase to goodwill. During the third quarter of 2008, we accrued $182 for the first annual payment of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet, and resulted in an increase to goodwill of $182. On February 9, 2009, we entered into Amendment No. 1 to the RedBlack stock purchase agreement, which eliminated the up to $2,000 in additional cash consideration contingent on the achievement of certain sales milestones provision, in exchange for a one time final payment of $1,020. The one time final payment of $1,020 was made in February 2009, and resulted in an increase to goodwill of $838 (net of the $182 amount that was accrued during the third quarter of 2008) in the first quarter of 2009. We have incurred $87 in acquisition related costs, which are included in the revised total cost of the investment of $2,104 (net of $57 in cash acquired).

The results of operations of RedBlack and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $136 (including $57 in cash) was recorded as goodwill in the amount of $2,025. The acquired goodwill has been assigned to the Design and Installation Services segment and is expected to be fully deductible for income tax purposes.
The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$57
Trade accounts receivables, net	535
Prepaid expenses and other current assets	175

Total current assets	767
Property, plant and equipment, net	687
Goodwill	2,025
Intangible Assets:
Non-compete agreements	180

Total assets acquired	3,659

LIABILITIES
Current liabilities:
Current portion of long-term debt	720
Accounts payable	431
Other current liabilities	159

Total current liabilities	1,310
Long-term liabilities:
Debt	188

Total liabilities assumed	1,498

Total Purchase Price	$2,161

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

Year Ended
December 31,
(in thousands, except per share data)	2007

Revenues	$139,698

Net Income (Loss)	$5,107

Earnings (Loss) per share — Basic	$0.33
Earnings (Loss) per share — Diluted	$0.33
Stationary Power Services, Inc. and Reserve Power Systems, Inc.
On November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Stationary Power, an infrastructure power management services firm specializing in engineering, installation and preventative maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. Stationary Power is located in Clearwater, Florida. Immediately prior to the closing of the Stationary Power acquisition, Stationary Power distributed its real estate assets, along with the corresponding mortgage payable, to the original owner of Stationary Power, as these assets and corresponding liability were not part of our acquisition of Stationary Power. Also on November 16, 2007, we completed the acquisition of all of the issued and outstanding shares of common stock of Reserve Power Systems, Inc., a supplier of lead acid batteries primarily for use by Stationary Power in the design and installation of standby power systems. In June 2008, we renamed Reserve Power Systems, Inc. to RPS Power Systems, Inc. (“RPS”). Stationary Power and RPS were previously affiliated companies due to common ownership interests. In January 2010, Stationary Power and RPS formally merged, with Stationary Power being the surviving corporation.
Under the terms of the stock purchase agreement for Stationary Power, the initial purchase price of $10,000 consisted of $5,889 (net of $111 in cash acquired) in cash and a $4,000 subordinated convertible promissory note to be held by the previous owner of Stationary Power. In addition, on the achievement of certain post-acquisition sales milestones, we will issue up to an aggregate amount of 100,000 shares of our common stock. The unregistered shares of common stock will be issued after the first occasion annual sales for a calendar year exceed $14,000 (20,000 shares), $16,500 (20,000 shares), $19,000 (20,000 shares), $22,000 (20,000 shares) and $25,000 (20,000 shares). The contingent stock issuances will be recorded as an addition to the purchase price when the financial milestones are attained. Through the year ended December 31, 2009, we have issued no shares of our common stock relating to this contingent consideration. The initial purchase price was subject to a post-closing adjustment based on a final valuation of “Net Worth” on the date of closing, using a base of $500. The final net value of the “Net Worth”, under the stock purchase agreement, was $339, resulting in a revised initial purchase price of $9,839. As of December 31, 2008, we had accrued $161 for this receivable, which is included in the prepaid expenses and other current assets line on our Consolidated Balance Sheet. In July 2008, William Maher, former owner of Stationary Power, delivered his promissory note to us in connection with the “Net Worth” adjustment for $161. The promissory note bore interest at the rate of 5% per year and was payable in full, including any unpaid interest thereon, no later than December 31, 2008. In January 2009, we received payment in full for this receivable, including all unpaid accrued interest.
The $6,000 cash payment was financed by a portion of the net proceeds from a limited public offering that we completed on November 16, 2007, whereby 1,000,000 shares of our common stock were issued. Total net proceeds from the offering were approximately $12,600, of which $6,000 was used for the Stationary Power cash payment. The $4,000 subordinated convertible promissory note carries a three-year term, bears interest at the rate of 5% per year and is convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including FASB’s guidance in accounting for derivative instruments and hedging activities and accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and concluded that this feature should not be separately accounted for as a derivative. Effective March 28, 2009, we entered into Amended and Restated Subordinated Convertible Promissory Note (“Amended Note”) with William Maher, former owner of Stationary Power. The Amended Note reduced the principal amount under the original subordinated convertible promissory note (“Original Note”), as issued in connection with the Stationary Power acquisition in November 2007, by an amount equal to $580. This reduction was an offset of amounts owed to Stationary Power from WMSP Holdings, LLC (an entity wholly owned by William Maher). There were no other revisions to any of the terms of the Original Note. In February 2010, in connection with the closing on the new credit facility with RBS, we made a prepayment of $129 on the outstanding principal balance of the Amended Note. As of December 31, 2009, the outstanding balance on the Amended Note was $3,420. During the third quarter of 2008, we made an election under Section 338(h)(10) of the Internal Revenue Code in relation to Stationary Power, and in accordance with the provisions of the purchase agreement, we made payments of $19 and have accrued for a payment of $35, totaling $54, to the sellers of Stationary Power to make them substantially whole from a tax perspective. These additional payments are part of the total purchase price, and as such, this adjustment to the purchase price resulted in an increase to goodwill of $54. The accrued payment of $35 is included in the other current liabilities line on our Consolidated Balance Sheet. We incurred $113 in acquisition related costs, which are included in the cost of the Stationary Power investment of $10,006.

Under the terms of the stock purchase agreement for RPS, the initial purchase price consisted of 100,000 shares of our common stock, valued at $1,383. In addition, on the achievement of certain post-acquisition sales milestones, we will pay the sellers, in cash, 5% of sales up to the operating plan, as such term is defined in the stock purchase agreement, and 10% of sales that exceed the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to Stationary Power, which historically have comprised substantially all of RPS’s sales. No contingent cash consideration was recorded for 2007. During 2008, we had accrued $49 for the 2008 portion of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet, and was paid to the sellers in March 2009. During 2009, we have accrued $118 for the 2009 portion of the contingent cash consideration, which is included in the other current liabilities line on our Consolidated Balance Sheet. During the fourth quarter of 2009, this accrual was increased by $7, which resulted in an increase to goodwill of $7.
The results of operations of Stationary Power and RPS and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $5,940 (including $111 of cash) was recorded as goodwill in the amount of $5,616. The acquired goodwill has been assigned to the Design and Installation Services and the Rechargeable Products segments and is expected to be fully deductible for income tax purposes.
The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$111
Trade accounts receivables, net	1,594
Inventories	1,687
Prepaid expenses and other current assets	52

Total current assets	3,444
Property, plant and equipment, net	324
Goodwill	5,616
Intangible Assets:
Trademarks	1,300
Patents and Technology	440
Customer Relationships	4,600
Other Assets:
Security deposits	12

Total assets acquired	15,736

LIABILITIES
Current liabilities:
Current portion of long-term debt	1,277
Accounts payable	1,958
Other current liabilities	788

Total current liabilities	4,023
Long-term liabilities:
Debt	137
Other long-term liabilities	20

Total liabilities assumed	4,180

Total Purchase Price	$11,556

Trademarks have an indefinite life and are not being amortized. The intangible assets related to patents and technology and customer relationships are being amortized as the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life of nineteen years.
In connection with the Stationary Power acquisition, we entered into an operating lease agreement for real property in Clearwater, Florida with a company partially owned by William Maher, the former owner of Stationary Power and who joined the company as an employee following the completion of the Stationary Power acquisition. The lease term is for three years and expires on November 15, 2010. The lease has a base annual rent of approximately $144, based on current market rates at the lease inception, payable in monthly installments. In addition to the base annual rate, we are obligated to pay the real estate and personal property taxes associated with the facility. Under the terms of the lease, we have the right to extend the lease for one additional three-year term, with the base annual rent, applicable to the extension, of approximately $147. During the first quarter of 2009, Mr. Maher resigned from his position.
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

Year Ended
December 31,
(in thousands, except per share data)	2007

Revenues	$144,356

Net Income (Loss)	$5,393

Earnings (Loss) per share — Basic	$0.34
Earnings (Loss) per share — Diluted	$0.33

Note 3 — Supplemental Balance Sheet Information
a. Inventory
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	December 31,
	2009	2008

Raw materials	$23,066	$26,347
Work in process	6,377	9,087
Finished products	10,050	7,881

	39,493	43,315
Less: Reserve for obsolescence	3,990	2,850

	$35,503	$40,465

b. Property, Plant and Equipment
Major classes of property, plant and equipment consisted of the following:

	December 31,
	2009	2008

Land	$123	$123
Buildings and Leasehold Improvements	6,127	5,274
Machinery and Equipment	43,996	42,172
Furniture and Fixtures	1,829	1,669
Computer Hardware and Software	3,397	2,808
Construction in Progress	1,324	2,023

	56,796	54,069
Less: Accumulated Depreciation	40,148	35,604

	$16,648	$18,465

Estimated costs to complete construction in progress as of December 31, 2009 and 2008 was approximately $893 and $857, respectively.
Depreciation expense was $3,929, $3,752, and $3,765 for the years ended December 31, 2009, 2008, and 2007, respectively.

c. Goodwill
The following table summarizes the goodwill activity by segment for the years ended December 31, 2009 and 2008:

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Total
Balance at December 31, 2007	$1,703	$4,287	$10,460	$4,730	$21,180

Adjustments to purchase price allocation	250	49	—	234	533
Acquisition of US Energy	—	—	—	1,111	1,111
Effect of foreign currency translations	119	—	—	—	119

Balance at December 31, 2008	$2,072	$4,336	$10,460	$6,075	$22,943

Adjustments to purchase price allocation	—	118	—	1,159	1,277
Acquisition of AMTI	—	—	1,216	—	1,216
Effect of foreign currency translations	—	—	—	—	—

Balance at December 31, 2009	$2,072	$4,454	$11,676	$7,234	$25,436

The total consideration given for ABLE was a combination of cash and equity. The initial cash purchase price was $1,896, with an additional $500 cash payment contingent on the achievement of certain performance milestones, payable in separate $250 increments, when cumulative ABLE revenues from the date of acquisition attain $5,000 and $10,000, respectively. In August 2007, the $5,000 cumulative revenue milestone was attained, and as such, we recorded the first $250 contingent cash payment, which resulted in an increase in goodwill of $250. In August 2008, the $10,000 cumulative revenue milestone was attained, and as such, we recorded the final $250 contingent cash payment, which resulted in an increase in goodwill of $250.
d. Other Intangible Assets
The composition of intangible assets was:

	December 31, 2009
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,856	$—	$4,856
Patents and technology	5,119	2,852	2,267
Customer relationships	9,772	3,972	5,800
Distributor relationships	352	215	137
Non-compete agreements	393	389	4

Total intangible assets	$20,492	$7,428	$13,064

	December 31, 2008
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,789	$—	$4,789
Patents and technology	4,229	2,313	1,916
Customer relationships	8,906	2,934	5,972
Distributor relationships	352	180	172
Non-compete agreements	393	317	76

Total intangible assets	$18,669	$5,744	$12,925

Amortization expense for intangible assets was $1,683, $2,119, and $2,317 for the years ended December 31, 2009, 2008, and 2007, respectively.
The change in the cost value of total intangible assets is a result of the 2009 acquisitions, changes in the final valuation of tangible and intangible assets in connection with the 2008 acquisitions and the effect of foreign currency translations.
Note 4 — Operating Leases
We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $1,334, $1,001 and $1,234 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:

				2014
2010	2011	2012	2013	and beyond
$1,178	$564	$306	$137	$—
Note 5 — Debt and Capital Leases
Credit Facilities
As of December 31, 2009, our primary credit facility consisted of both a term loan component and a revolver component, and the facility was collateralized by essentially all of our assets, including all of our subsidiaries. The lenders of the credit facility were JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”), with JP Morgan Chase Bank acting as the administrative agent. Availability under the revolving credit component was subject to meeting certain financial covenants, including a debt to earnings ratio and a fixed charge coverage ratio. In addition, we were required to meet certain non-financial covenants. The rate of interest, in general, was based upon either the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.
As of December 31, 2009, we had $-0- outstanding under the term loan component of our credit facility with our primary lending bank and $15,500 was outstanding under the revolver component. At December 31, 2009, the interest rate on the revolver component was 5.25%. As of December 31, 2009, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At December 31, 2009, we had $335 of outstanding letters of credit related to this facility, leaving $19,165 of additional borrowing capacity.
On June 30, 2004, we drew down on a $10,000 term loan under the credit facility. The term loan was being repaid in equal monthly installments of $167 over five years. On July 1, 2004, we entered into an interest rate swap arrangement in the notional amount of $10,000 to be effective on August 2, 2004, related to the $10,000 term loan, in order to take advantage of historically low interest rates. We received a fixed rate of interest in exchange for a variable rate. The swap rate received was 3.98% for five years. The total rate of interest paid by us was equal to the swap rate of 3.98% plus the applicable Eurodollar spread associated with the term loan. During the full year of 2007, the adjusted rate ranged from 5.98% to 7.23%. During the full year of 2008, the adjusted rate ranged from 5.73% to 6.48%. During the full year 2009, the adjusted rate was 6.48%. Derivative instruments are accounted for in accordance with FASB’s guidance on accounting for derivative instruments and hedging activities, which requires that all derivative instruments be recognized in the financial statements at fair value.
In July 2009, we paid the final monthly installment for the term loan under the credit facility and had no further obligations relating to the term loan portion of the credit facility. Correspondingly, the interest rate swap arrangement we entered into in connection with the term loan under the credit facility expired and we had no further obligations under the interest rate swap arrangement.
There were several amendments to the credit facility during the past few years, including amendments to authorize acquisitions and modify financial covenants. Effective April 23, 2008, we entered into Amendment Number Ten to Credit Agreement (“Amendment Ten”) with the Lenders. Amendment Ten increased the amount of the revolving credit facility from $15,000 to $22,500, an increase of $7,500. Additionally, Amendment Ten amended the applicable revolver and term rates under the credit agreement from a variable pricing grid based on quarterly financial ratios to a set interest rate structure based on either the current prime rate, or a LIBOR rate plus 250 basis points. `

On January 27, 2009, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the Lenders. The Restated Credit Agreement reflected the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and modifies certain of those provisions. The Restated Credit Agreement among other things (i) increased the current revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest was based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term was defined in the Restated Credit Agreement, within a predetermined grid, which was dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter was greater than or less than zero. Generally, borrowings under the Restated Credit Agreement bear interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Restated Credit Agreement modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio.
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
As stated in the Restated Credit Agreement, as amended by the Waiver and Amendment, we were required to maintain a debt to earnings ratio at or below 2.75 to 1 and a fixed charge ratio at or above 1.25 to 1. As of December 31, 2009, our debt to earnings ratio was (58.99) to 1 and our fixed charge ratio was (0.03) to 1. Accordingly, we were not in compliance with the financial covenants of our credit facility. This constituted an event of default under the terms of our existing credit facility which entitled our Lenders to provide us with notice that they were exercising their rights under the credit facility.
On January 15, 2010, we received a demand letter from the Agent in connection with the Restated Credit Agreement (“Demand Letter”). In the Demand Letter, the Agent claimed that we had (i) failed to satisfy and comply with the financial covenants set forth in Section 6.09 of the Restated Credit Agreement, and (ii) failed to pay interest and expenses when due as set forth in Section 7(b) of the Restated Credit Agreement. The Agent declared the outstanding principal, unpaid interest and unpaid fees in the aggregate amount of $15,914 immediately due and payable in full. The Agent demanded payment of such amount by January 22, 2010. The Agent also terminated the Lender’s commitment to lend additional funds to us under the Restated Credit Agreement and increased the interest rate on the outstanding principal to the default rate set under Section 2.13(c) of the Restated Credit Agreement.
On January 22, 2010, we entered into a Forbearance and Amendment Number Two to the Restated Credit Agreement with the Lenders (“Forbearance Agreement”). Under the Forbearance Agreement, the Lenders agreed to forbear until February 18, 2010 from exercising their respective rights and remedies under the Restated Credit Agreement and delayed the date by which we were to pay the Lenders the amount declared due and payable under the Demand Letter.
Under the Forbearance Agreement, we were required to make payments on the outstanding principal owed under the Restated Credit Agreement pursuant to the following schedule: (i) $1,500 on January 22, 2010; (ii) $3,500 on or before January 29, 2010; and (iii) $500 commencing February 5, 2010 and continuing on each Friday through the term of the Forbearance Agreement. We were also required to pay a forbearance fee of $63 and all of the fees and expenses incurred by the Lenders. The Forbearance Agreement also reaffirmed the Lenders’ termination of their commitment to lend additional funds to us under the Restated Credit Agreement and the increased interest rate on the outstanding principal to the default rate set under Section 2.13(c) of the Restated Credit Agreement. We made all payments required by and complied with all provisions of the Forbearance Agreement.
On February 17, 2010, we entered into a senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, letter of credit foreign exchange support and to repay existing indebtedness under the Restated Credit Agreement (“Previous Credit Facility”). The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. We paid RBS a facility fee of $263.

On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under the Previous Credit Facility with the Lenders. Our available borrowing under the Credit Facility fluctuates from time to time based upon amounts of eligible accounts receivable and eligible inventory. Available borrowings under the Credit Facility equals the lesser of (1) $35,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory. The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS. We are required to have at least $3,000 available under the Credit Facility at all times.
Interest will accrue on outstanding indebtedness under the Credit Facility at one of two LIBOR rates plus 4.50%. Upon delivery of our audited financial statements for the fiscal year ended December 31, 2010 to RBS, and assuming no events of default exist at such time, the rate of interest under the Credit Facility can fluctuate based on the available borrowings remaining under the Credit Facility as set forth in the following table:

Excess Availability	LIBOR Rate Plus

Greater than $10,000	4.00%

Greater than $7,500 but less than or equal to $10,000	4.25%

Greater than $5,000 but less than or equal to $7,500	4.50%

Greater than $3,000 but less than or equal to $5,000	4.75%
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay an unused line fee of 0.50% on the unused portion of the $35,000 Credit Facility. We must also pay customary letter of credit fees equal to the LIBOR rate and the applicable margin and any other customary fees or expenses of the issuing bank. Interest that accrues under the Credit Facility is to be paid monthly with all outstanding principal, interest and applicable fees due on the Maturity Date.
We are required to maintain a fixed coverage ratio of 1.20 to 1.00 or greater at all times after March 28, 2010. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of the Borrowers’ representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
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
Equipment and Vehicle Notes Payable
We have eleven notes payable related to various equipment and vehicles. The notes payable provide for payments (including principal and interest) of $75 per year, collectively. The interest rates on the notes payable range from 0.00% to 7.13%. The term on the notes payable range from 24 to 72 months, with payments on the individual notes payable ending between September 2010 and September 2012. The respective equipment and vehicles collateralize the notes payable.
Capital Leases
We have eighteen capital leases. Twelve capital lease commitments are for copiers that provide for payments (including principal and interest) of $47 per year, collectively, from July 2007 through December 2013. The remaining six capital lease commitments are for vehicles that provide for payments (including principal and interest) of $66 per year, collectively, from January 2010 through December 2012. Remaining interest payable on all of the capital leases is approximately $50. At the end of the lease terms, we are required to purchase the assets under the capital lease commitments for one dollar each.

Convertible Notes Payable
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
See Note 2 for additional information relating to the outstanding convertible note payable with William Maher, that was issued in connection with the Stationary Power acquisition.
Payment Schedule
As of December 31, 2009, scheduled principal payments under the current amount outstanding of debt and capital leases are as follows:

		Equipment
		and
		Vehicle		Convertible
	Credit	Notes	Capital	Notes
	Facility	Payable	Leases	Payable	Total

2010	$15,500	$68	$94	$3.420	$19,082
2011	—	53	97	—	150
2012	—	14	95	—	109
2013	—	—	8	—	8
2014 and thereafter	—	—	—	—	—

	15,500	135	294	3,420	19,349
Less: Current portion	15,500	68	94	3,420	19,082

Long-term	$—	$67	$200	$—	$267

Note 6 — Commitments and Contingencies
a. Indemnity
The Delaware General Corporation Law provides that directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance as our agents or trustees.
b. Purchase Commitments
As of December 31, 2009, we have made commitments to purchase approximately $201 of production machinery and equipment.

c. Royalty Agreements
Technology underlying certain of our products is based in part on non-exclusive transfer agreements. In 2003, we entered into an agreement with Saft Groupe S.A., to license certain tooling for battery cases. The licensing fee associated with this agreement is approximately one dollar per battery case. The total royalty expense reflected in 2009, 2008 and 2007 was $19, $22 and $13, respectively. This agreement expires in the year 2017.
d. Government Grants/Loans
We have been able to obtain certain grants/loans from government agencies to assist with various funding needs. In November 2001, we received approval for a $300 grant/loan from New York State. The grant/loan was to fund capital expansion plans that we expected would lead to job creation. In this case, we were to be reimbursed after the full completion of the particular project. This grant/loan also required us to meet and maintain certain levels of employment. During 2002, since we did not meet the initial employment threshold, it appeared unlikely at that time that we would be able to gain access to these funds. However, during 2006, our employment levels had increased to a level that exceeded the minimum threshold, and we received these funds in April 2007. This grant/loan required us to not only meet, but maintain our employment levels for a pre-determined time period. Our employment levels met the specified levels as of December 31, 2007 and 2008. As a result of meeting the employment levels as of December 31, 2008, we have satisfied all of the requirements for the grant/loan, we have recognized grant revenue of $300 in the miscellaneous income (expense) line of our Consolidated Statement of Operations for the year ended December 31, 2008, and no amounts are owed on such grant/loan.
In October 2005, we received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead times and increase manufacturing efficiency to boost production surge capability of our BA-5390 battery during contingency operations. Approximately $1,750 of the total contract amount pertains to inventory that was included in our inventory balance at December 31, 2009 and 2008, offset by deferred revenues which are included in other current liabilities. Approximately $775 of the total contract pertains to a reimbursement for expenses incurred to implement more effective processes and procedures, and the remaining approximately $525 was allocated to purchase equipment that is owned by the U.S. Defense Department. In 2006, we received $1,325 relating to this contract. In 2007, we received $1,257 relating to this contract. In 2008, we received $495 relating to this contract. The funding for this contract was completed during 2008.
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of December 31, 2009, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of December 31, 2009, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the RIFG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
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

Select key employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.
In connection with the Stationary Power and RPS acquisitions, we entered into employment contracts with certain key employees for a term of three years. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of a specified termination of employment.
In connection with the USE acquisition, we entered into employment contracts with certain key employees for a term of three years. These agreements provide for minimum salaries and may include incentive bonuses based upon attainment of specified management goals. In addition, these agreements provide for severance payments in the event of a specified termination of employment.
In connection with the AMTI acquisition, we entered into employment contracts with certain key employees for a term of two years. These agreements provide for minimum salaries and provide for severance payments in the event of a specified termination of employment.
f. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Balance at beginning of year	$1,010	$501	$522
Accruals for warranties issued	387	921	210
Settlements made	(215)	(412)	(231)

Balance at end of year	$1,182	$1,010	$501

g. Post Audits of Government Contracts
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2009, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DOD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.

h. Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
In October 2008, we filed a summons and complaint against one of our vendors seeking to recover at least $3,600 in damages, plus interest resulting from the vendor’s breach of contract and failure to perform by failing to timely deliver product and delivering product that failed to conform to the contractual requirements. The vendor filed an answer and counterclaim in November 2008 denying liability to us for breach of contract and asserting various counterclaims for non-payment, fraud, unjust enrichment, unfair and deceptive trade practices, breach of covenant of good faith and fair dealing, negligent misrepresentation, and tortuous interference with contract and prospective economic advantage. In its answer and counterclaims, the vendor claims damages in excess of $3,500 plus interest and other incidental, consequential and punitive damages. In September 2009, we settled all claims related to the litigation. Pursuant to the settlement, we agreed to pay the vendor $1,500 of the $3,556 that we had previously reflected in the accounts payable line on our consolidated balance sheets relating to this matter. We further agreed to issue an $800 credit on future purchases to our customer in this matter. This $800 credit was utilized in full during the fourth quarter of 2009. As a result, we have recognized a net gain on litigation settlement of $1,256, and which has been reflected in the cost of products sold line on our consolidated statements of operations.
In January 2008, we filed a summons and complaint against one of our customers seeking to recover $162 in unpaid invoices, plus interest for product supplied to the customer under a Master Purchase Agreement (“MPA”). The customer filed an answer and counterclaim in March 2008 alleging that the product did not conform with a material requirement of the MPA. The customer claims restitution, cost of cover, and incidental and consequential damages in an approximate amount of $2,800. In June 2009, we received a jury verdict in our favor awarding us $162 in damages on our claim and finding no liability on the customer’s counterclaim. We received full payment from the customer on the award in June 2009, and in July 2009, the parties reached an agreement in which the customer agreed not to pursue an appeal from the jury verdict.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting form has incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. Through December 31, 2009, total costs incurred have amounted to approximately $260, none of which has been capitalized. At December 31, 2009 and December 31, 2008, we have $49 and $52, respectively, reserved for this matter.

A retail end-user of a product manufactured by one of our customers (the ”Customer“) made a claim against the Customer wherein it asserted that the Customer’s product, which is powered by one of our batteries, did not operate according to the Customer’s product specification. No claim has been filed against us. However, in the interest of fostering good customer relations, in September 2002, we agreed to lend technical support to the Customer in defense of its claim. Additionally, we assured the Customer that we would honor our warranty by replacing any batteries that were determined to be defective. Subsequently, we learned that the end-user and the Customer settled the matter. In February 2005, we entered into a settlement agreement with the Customer. Under the terms of the agreement, we have agreed to provide replacement batteries for product determined to be defective, to warrant each replacement battery under our standard warranty terms and conditions, and to provide the Customer product at a discounted price for shipments made prior to December 31, 2008 in recognition of the Customer’s administrative costs in responding to the claim of the retail end-user. In consideration of the above, the Customer released us from any and all liability with respect to this matter. Consequently, we do not anticipate any further expenses with regard to this matter other than our obligation under the settlement agreement.
i. Workers’ Compensation Self-Insured Trust
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office has proposed a settlement by which we may avoid joint and several liability in exchange for settlement payment of $520. Under the terms of the settlement agreement, we can satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. The proposed settlement is potentially contingent on the Compensation Board receiving sufficient commitments from the defendants of the desired settlement amount of $14,500. As of December 31, 2009, we have adjusted our reserve to $520 to account for the twelve monthly installments settlement amount.

Note 7 — Shareholders’ Equity
a. Preferred Stock
We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2009, no preferred shares were issued or outstanding.
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
In August 2008, we issued 7,222 unrestricted shares of common stock to our non-employee directors, valued at $78. In November 2008, we issued 5,515 unrestricted shares of common stock to our non-employee directors, valued at $46.
In February 2009, we issued 4,388 unrestricted shares of common stock to our non-employee directors, valued at $37. In May 2009, we issued 10,725 unrestricted shares of common stock to our non-employee directors, valued at $76. In August 2009, we issued 11,881 unrestricted shares of common stock to our non-employee directors, valued at $76. In November 2009, we issued 19,345 unrestricted shares of common stock to our non-employee directors, valued at $77.
In September 2009, we issued 21,340 shares of common stock to four members of the AMTI management team in accordance with the asset purchase agreement for AMTI, valued at $136.
c. Treasury Stock
At December 31, 2009 and 2008, we had 1,358,507 and 942,202 shares, respectively, of treasury stock outstanding, valued at $7,558 and $4,232, respectively. The increase in treasury shares related to shares that were repurchased under our share repurchase program.
In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases were made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases were made in compliance with Securities and Exchange Commission guidelines and were subject to market conditions, applicable legal requirements, and other factors. We had no obligation under the program to repurchase shares and the program could have been suspended or discontinued at any time without prior notice. We funded the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary. Under this repurchase program, we have made the following share repurchases:

	2009		2008
Years Ended December 31,	Shares	Amount	Shares	Amount

First Quarter	416,305	$3,326	—	$—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	212,108	1,815

Total	416,305	$3,326	212,108	$1,815

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
In December 2000, our shareholders approved a stock option plan for grants to key employees, directors and consultants. The shareholders approved reservation of 500,000 shares of common stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000, to a total of 1,000,000.
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
Options granted under the amended stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2009, there were 1,707,107 stock options outstanding under the amended 2000 stock option plan and the LTIP.
On December 19, 2005, we granted our President and Chief Executive Officer, John, D. Kavazanjian, an option to purchase shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The option to purchase 48,000 shares of common stock is fully vested. The option expires on June 8, 2013.
On March 7, 2008, in connection with his becoming employed with us, we granted our Chief Financial Officer and Treasurer, Philip A. Fain, an option to purchase 50,000 shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option vests in annual increments of 16,667 shares over a three-year period which commenced March 7, 2009. The option expires on March 7, 2015.
On June 9, 2009, in connection with his becoming employed with us, we granted our former Vice-President of Finance and Chief Financial Officer, John C. Casper, an option to purchase 30,000 shares of common stock at $7.1845 per share outside of any of our equity-based compensation plans. The option was to vest in annual increments of 10,000 shares over a three-year period commencing June 9, 2010. As a result of his resignation in November 2009, this option grant has been cancelled.
In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $964, $1,700 and $1,648 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $855 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.52 years.
We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.69%	2.33%	4.59%
Volatility factor	67.75%	59.46%	56.72%
Dividends	0.00%	0.00%	0.00%
Weighted average expected life (years)	3.55	3.55	3.75
Forfeiture rate	10.00%	7.00%	7.00%

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
The following table summarizes data for the stock options issued by us:

Year Ended December 31, 2009
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at beginning of year	1,651,007	$12.33
Options granted	620,070	5.71
Options exercised	(103,860)	4.59
Options cancelled	(362,110)	9.86

Shares under option at end of year	1,805,107	$10.99	3.64 years	$152

Vested and expected to vest as end of year	1,697,301	$11.22	3.51 years	$127
Options exercisable at end of year	1,220,887	$12.95	2.51 years	$—

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Year Ended December 31,	of Shares	Per Share	of Shares	Per Share

Shares under option at beginning of year	1,796,463	$11.51	1,815,471	$11.03
Options granted	197,000	13.19	263,000	10.49
Options exercised	(230,840)	6.93	(204,008)	6.43
Options cancelled	(84,616)	11.93	(105,000)	10.58

Shares under option at end of year	1,651,007	$12.33	1,769,463	$11.51

Options exercisable at end of year	1,146,645	$12.64	1,095,735	$12.18

The following table represents additional information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted-
	Number of	Average		Number
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
Range of	at December 31,	Contractual	Average	at December 31,	Average
Exercise Prices	2009	Life	Exercise Price	2009	Exercise Price
$3.91- $3.91	369,250	6.72	$3.91	—	$—
$5.18- $9.84	210,634	3.48	$9.62	169,307	$9.65
$9.95-$10.55	248,700	2.55	$10.19	242,700	$10.20
$10.70-$12.74	191,289	4.42	$12.07	101,407	$11.86
$12.85-$12.92	52,000	2.74	$12.89	52,000	$12.89
$12.96-$12.96	183,400	2.63	$12.96	162,800	$12.96
$13.22-$14.75	148,084	4.20	$13.43	90,923	$13.52
$15.05-$15.05	270,750	1.50	$15.05	270,750	$15.05
$16.15-$20.89	115,500	1.79	$18.10	115,500	$18.10
$21.28-$21.28	15,500	1.10	$21.28	15,500	$21.28

$3.91-$21.28	1,805,107	3.64	$10.99	1,220,887	$12.95
The weighted average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.77, $5.71 and $4.84. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2009, 2008 and 2007 was $390, $1,651 and $1,526.
FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in 2009, 2008 or 2007. Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2009, 2008 and 2007 was $226, $1,517 and $1,314, respectively.
e. Warrants
On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. In January 2009, 10,000 warrants were exercised, for total proceeds received of $123. At December 31, 2009, there were 8,000 warrants outstanding.
f. Restricted Stock Awards
During 2009, we issued 16,286 time-vested restricted stock awards to our executive officers. The restrictions will lapse over a three-year period in equal installments, commencing on the first anniversary of the grant date (January 14, 2009). As of December 31, 2009, none of these shares had vested.
During 2009, we issued 6,000 time-vested restricted stock awards to our former Vice-President of Finance and Chief Financial Officer, John C. Casper. The restrictions were to lapse over a two-year period in equal installments, commencing on the first anniversary of the grant date (June 9, 2009). As a result of his resignation in November 2009, this restricted stock award has been cancelled.
During 2009, we issued 2,500 performance-vested restricted stock awards to our former Vice-President of Finance and Chief Financial Officer, John C. Casper. The restrictions were to lapse only if we met or exceeded the same predetermined target for our operating performance for 2009 as used for determining cash awards pursuant to the non-equity incentive plan. As a result of his resignation in November 2009, this restricted stock award has been cancelled.

During 2008, we issued 1,800 time-vested restricted stock awards to our Chief Financial Officer and Treasurer, Philip A. Fain. The restrictions will lapse over a three-year period in equal installments, commencing on the March 1, 2009. As of December 31, 2009, 600 of these shares had vested.
During 2008, we issued 5,000 performance-vested restricted stock awards to our Chief Financial Officer and Treasurer, Philip A. Fain. The restrictions will lapse in two equal installments only if we met or exceeded the same predetermined target for our operating performance for 2008 and 2009 as used for determining cash awards pursuant to the non-equity incentive plan. In March 2009, the restrictions on 2,500 shares were removed as a result of our 2008 performance.
During 2007, we issued 28,948 restricted stock awards to directors. The restrictions lapsed in equal installments of 7,237 shares on August 15, 2007, November 15, 2007, February 15, 2008 and May 15, 2008. As of December 31, 2009, all 28,948 of these shares had vested.
During 2007, we issued 22,600 time-vested restricted stock awards to our executive officers. The restrictions for 10,000 of these restricted stock awards will lapse annually in three equal installments, commencing on March 1, 2008. The restrictions for the remaining 12,600 restricted stock awards will lapse annually in three equal installments, commencing on March 1, 2009. As of December 31, 2009, 12,100 of these shares had vested.
Restricted stock grants awarded during the years ended December 31, 2009, 2008 and 2007 had the following values:

	Years Ended December 31,
	2009	2008	2007
Number of shares awarded	24,786	6,800	51,548
Weighted average fair value per share	$7.44	$12.59	$11.85
Aggregate total value	$185	$86	$611
The activity of restricted stock grants of common stock for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Unvested as December 31, 2006	72,334	$10.50
Granted	51,548	11.85
Vested	(31,979)	10.46
Forfeited	—	—

Unvested at December 31, 2007	91,903	$11.28
Granted	6,800	12.59
Vested	(22,039)	11.02
Forfeited	—	—

Unvested at December 31, 2008	76,664	$11.47
Granted	24,786	7.44
Vested	(31,093)	11.60
Forfeited	(23,830)	9.81

Unvested at December 31, 2009	46,527	$11.42

We recorded compensation cost related to restricted stock grants of $100, $442 and $501 for the years ended December 31, 2009, 2008 and 2007, respectively. During the third quarter of 2009, we determined that the performance measures for certain performance-based restricted stock grants would not be achieved. Therefore, these restricted stock grants will not vest, and we reversed the prior period recognized expense of $301 for these performance-based restricted stock grants. As of December 31, 2009, we had $227 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 0.89 years. The total fair value of these grants that vested during the years ended December 31, 2009, 2008 and 2007 was $209, $271 and $334, respectively.

g. Reserved Shares
We have reserved 2,106,617, 2,183,392, and 1,934,598 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2009, 2008, and 2007 respectively.
Note 8 — Income Taxes
The provision for income taxes consists of:

	December 31,	December 31,	December 31,
	2009	2008	2007

Current:
Federal	$17	$559	$—
State	14	23	—

	31	582	—

Deferred:
Federal	360	3,453	—
State	—	—	—
Foreign	—	(156)	77

	360	3,297	77

Total	$391	$3,879	$77

We reflected a tax provision of $391 for the year ended December 31, 2009. The 2009 tax provision is principally a result of the increase in the net deferred tax liability related to liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The current federal tax provision relates to additional 2008 income tax that was paid in 2009. We were not subject to the alternative minimum tax in the U.S. in 2009.
We reflected a tax provision of $3,879 for the year ended December 31, 2008. The 2008 tax provision included an approximate $3,100 non-cash charge to record a deferred tax liability for liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. Substantially all of this adjustment related to book/tax differences that occurred during 2007 and were identified during the second quarter of 2008. In connection with this adjustment, we reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and other qualitative factors in our determination that this adjustment was not material to the 2007 consolidated financial statements or this annual report on Form 10-K. The 2008 tax provision was also due to the application of the limitation of net operating losses in the computation of the alternative minimum tax in the U.S. Therefore, we were subject to income taxes for the year ended December 31, 2008. In addition, we recognized a deferred tax benefit for the losses recorded in China.
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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax liabilities:
Property, plant and equipment	$1,155	$1,549
Intangible assets and other	2,683	2,215

Total deferred tax liabilities	3,838	3,764

Deferred tax assets:
Net operating loss carryforwards	19,161	18,510
Accrued expenses, reserves and other	6,298	5,064
Investments	342	342

Total deferred tax assets	25,801	23,916

Valuation allowance for deferred tax assets	(25,775)	(23,605)

Net deferred tax assets	26	311

Net deferred tax liability	$(3,812)	$(3,453)

The $3,812 net deferred tax liability for the year ended December 31, 2009 is comprised of a long-term deferred tax liability of $4,100, offset in part by a current deferred tax asset of $288. The $3,453 net deferred tax liability for the year ended December 31, 2008 is comprised of a long-term deferred tax liability of $3,894, offset in part by a current deferred tax asset of $441.
In 2009, 2008 and 2007, we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences in the U.S., the U.K. and China arising from the conclusion that we would not be able to utilize our U.S., U.K. and China NOL’s that had accumulated over time. The recognition of the valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2009. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. We continually assess the carrying value of this asset based on relevant accounting standards.
As of December 31, 2009, we have foreign and domestic NOL’s totaling approximately $61,257 available to reduce future taxable income. Foreign loss carryforwards of approximately $10,624 can be carried forward indefinitely. The domestic NOL carryforward of $50,633 expires from 2019 through 2029. The domestic NOL includes approximately $2,867 of the NOL carryforward for which a benefit will be recorded in capital in excess of par value when realized.
We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2009 and 2007. However, this limitation did have an impact of $559 on income taxes for 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

For financial reporting purposes, income (loss) before income taxes is as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

United States	$(6,317)	$21,364	$3,145
Foreign	(2,523)	(3,860)	2,515

Total	$(8,840)	$17,504	$5,660

There are no undistributed earnings of our foreign subsidiaries, at December 31, 2009 or December 31, 2008.
We have been granted a tax holiday in China. As a result of new legislation effective for 2008, ABLE’s corporate income rate increased to 9%, which is 50% of the new 2008 tax rate of 18%. For 2009, ABLE’s corporate income rate increased to 10%, which is 50% of the normal 20% tax rate for the jurisdiction in which we operate. Thereafter, our tax rate in China will be phased in until ultimately reaching a rate of 25% in 2012. During the years ended December 31, 2009, 2008 and 2007, we realized no tax benefits from the tax holiday due to taxable losses.
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

Provision/(benefit) computed using the statutory rate	(34.0)%	34.0%	34.0%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	.1	(0.1)	0.0
Foreign	9.6	6.5	(14.0)
Valuation allowance/deferred impact	23.1	(21.6)	(27.3)
Compensation	4.1	2.7	7.8
Other	1.5	0.7	0.9

Provision for income taxes	4.4%	22.2%	1.4%

In 2009, the provision for income taxes was higher than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S, U.K. and China deferred tax assets, and therefore, no recognition of a tax benefit for the losses in 2009. In 2008, the provision for income taxes was lower than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S and U.K. deferred tax assets. In 2007, the provision for income taxes was lower than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S. and U.K. deferred tax assets. In addition, there was a lower than expected tax rate on our non-U.S. income due to the reduction of our valuation allowance on our foreign deferred tax assets.
Accounting for Uncertainty in Income Taxes
On January 1, 2007, we adopted FASB’s guidance for the Accounting for Uncertainty in Income Taxes. As a result of the implementation of this guidance, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. We have recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2007, 2008 and 2009, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). It is possible that a liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months.

We file a consolidated income tax return in the U.S. federal jurisdiction and consolidated and separate income tax returns in many state and foreign jurisdictions. Our U.S. tax matters for the years 2005 through 2009 remain subject to examination by the Internal Revenue Service (“IRS”). Our U.S. tax matters for the years 2004 through 2009 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2004 through 2009 remain subject to examination by the respective foreign tax jurisdiction authorities.
Note 9 — 401(k) Plan
We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees’ contributions. Effective February 2004, the Board of Directors approved our matching of employee contributions at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. In November 2005, the employer match was suspended in an effort to conserve cash. In October 2007, the employer match was reinstated at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. During the fourth quarter of 2009, the employer match was temporarily suspended in an effort to conserve cash and control costs. In January 2010, the employer match was reinstated at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2009, 2008, and 2007 we contributed $333, $363, and $63, respectively.
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
Beginning with our first quarterly report on Form 10-Q for fiscal 2010, we will report, in line with how we manage our business operations, our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. The Non-rechargeable Products and Rechargeable Products segments will be combined into a single segment called Battery & Energy Products. The Communications Systems segment will include our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment will be renamed Energy Services and will continue to encompass our standby power business. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, will be captured under the respective operating segment in which the work is performed.

2009

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Revenues	$65,697	$42,295	$43,448	$20,669	$—	$172,109
Segment contribution	12,404	9,117	13,057	2,282	(44,222)	(7,362)
Interest expense, net					(1,465)	(1,465)
Miscellaneous					(13)	(13)
Income taxes-current					(31)	(31)
Income taxes-deferred					(360)	(360)
Noncontrolling interest					(10)	(10)

Net loss attributable to Ultralife						(9,241)

Total assets	35,294	21,127	43,904	20,880	9,961	131,166
Capital expenditures	758	377	59	226	615	2,035
Depreciation and amortization	2,459	81	189	170	2,828	5,727
Stock-based compensation	36	—	—	18	1,276	1,330
2008

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Revenues	$68,076	$34,691	$136,072	$15,861	$—	$254,700
Segment contribution	10,791	6,818	36,805	2,529	(39,638)	17,305
Interest expense, net					(930)	(930)
Gain on debt conversion					313	313
Miscellaneous					816	816
Income taxes-current					(582)	(582)
Income taxes-deferred					(3,297)	(3,297)
Noncontrolling interest					38	38

Net income attributable to Ultralife						13,663

Total assets	42,820	26,291	33,539	20,996	5,941	129,587
Capital expenditures	2,716	66	38	97	870	3,787
Depreciation and amortization	2,697	90	68	89	3,026	5,970
Stock-based compensation	148	—	—	40	2,078	2,266

2007

	Non-			Design and
	Rechargeable	Rechargeable	Communications	Installation
	Products	Products	Systems	Services	Corporate	Total
Revenues	$80,262	$16,756	$37,140	$3,438	$—	$137,596
Segment contribution	17,747	3,578	6,693	756	(28,973)	(199)
Interest expense, net					(2,184)	(2,184)
Gain on McDowell settlement					7,550	7,550
Miscellaneous					493	493
Income taxes-current					—	—
Income taxes-deferred					(77)	(77)
Noncontrolling interest					—	—

Net income attributable to Ultralife						5,583

Total assets	44,921	20,733	32,706	15,713	7,975	122,048
Capital expenditures	1,671	16	7	41	338	2,073
Depreciation and amortization	2,710	194	58	23	3,193	6,178
Stock-based compensation	191	2	1	3	1,952	2,149
Geographical Information

	Revenues			Long-Lived Assets
	2009	2008	2007	2009	2008	2007
United Kingdom	$8,765	$18,098	22,140	$730	1,085	2,356
China	2,604	2,357	1,566	1,479	1,808	1,281
Hong Kong	1,242	844	1,672	—	—	—
India*	384	115	—	65	51	—
Europe, excluding United Kingdom	9,390	8,628	8,775	—	—	—
Japan	1,190	3,651	3,520	—	—	—
Singapore	362	1,193	244	—	—	—
Canada	5,339	9,699	12,903	—	—	—
Australia	1,193	1,538	3,390	—	—	—
Other	3,604	3,205	4,123	—	—	—

Total Non-U.S.	34,073	49,328	58,333	2,274	2,944	3,637

United States	138,036	205,372	79,263	14,374	15,521	15,728

Total	$172,109	$254,700	$137,596	$16,648	$18,465	$19,365

*	Geographical data for 2007 included in “Other” category.
Long-lived assets represent the sum of the net book value of property, plant and equipment.
Note 11 — Fire at Manufacturing Facility
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

Note 12 — Selected Quarterly Information (unaudited)
The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) attributable to Ultralife and net income (loss) attributable to Ultralife common share, basic and diluted, for each quarter during the past two years:

	Quarter ended
	March 29,	June 28,	Sept 27,	Dec 31,	Full
2009	2009	2009	2009	2009	Year
Revenues	$39,803	$39,593	$42,363	$50,350	$172,109
Gross margin	7,781	6,780	10,364	11,935	36,860
Net income (loss) attributable to Ultralife	(2,512)	(6,964)	(605)	840	(9,241)
Net income (loss) attributable to Ultralife common shares-basic	(0.15)	(0.41)	(0.04)	0.05	(0.54)
Net income (loss) attributable to Ultralife common share- diluted	(0.15)	(0.41)	(0.04)	0.05	(0.54)

	Quarter ended
	March 29,	June 28,	Sept 27,	Dec 31,	Full
2008	2008	2008	2008	2008	Year
Revenues	$49,587	$87,898	$67,993	$49,222	$254,700
Gross margin	10,875	20,628	15,686	9,754	56,943
Net income attributable to Ultralife	2,434	6,395	4,657	177	13,663
Net income attributable to Ultralife common shares-basic	0.14	0.37	0.27	0.01	0.79
Net income attributable to Ultralife common share- diluted	0.14	0.36	0.26	0.01	0.78
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
Evaluation Of Disclosure Controls And Procedures — Our president and chief executive officer (principal executive officer) and our chief financial officer and treasurer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, our president and chief executive officer and chief financial officer and treasurer concluded that our disclosure controls and procedures were effective as of such date.

Changes In Internal Controls Over Financial Reporting — There has been no change in the internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter of the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AMTI, which was acquired on March 20, 2009, and which is included in the consolidated balance sheet of Ultralife Corporation as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for the year then ended. AMTI constituted 5% and 8% of total assets and net assets, respectively, as of December 31, 2009, and 7% and 14% of revenues and net loss attributable to Ultralife, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting of AMTI because of the timing of the acquisition during 2009.
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
Newark, New York
We have audited Ultralife Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultralife Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A — Controls and Procedures.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” included in “Item 9A — Controls and Procedures,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AMTI, which was acquired on March 20, 2009, and which is included in the consolidated balance sheet of Ultralife Corporation as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive loss, and cash flows for the year then ended. AMTI constituted 5% and 8% of total assets and net assets, respectively, as of December 31, 2009, and 7% and 14% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of this acquired entity because of the timing of the acquisition. Our audit of internal control over financial reporting of Ultralife Corporation also did not include an evaluation of the internal control over financial reporting of AMTI.
In our opinion, Ultralife Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultralife Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Troy, Michigan
March 16, 2010

ITEM 9B.	OTHER INFORMATION
None.

PART III
The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2010 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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
Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,757,107	$10.94	293,510

Equity compensation plans not approved by security holders	94,527	12.20	—

Total	1,851,634	$11.00	293,510

See Note 7 in Notes to Consolidated Financial Statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The section entitled “Corporate Governance — General” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The section entitled “Proposal 2 — Ratify the Selection of Independent Registered Accounting Firm — Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.	Financial Statements
The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.
2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts See Item 15 (c)
(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Index		Description of Document	Incorporated By Reference from:

3.1		Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

3.2		By-laws	Exhibit 3.2 of Registration Statement, No 33-54470 (the “1992 Registration Statement”)

3.3		Amendment to By-laws	Filed herewith

4.1		Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.1	*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)

10.2	*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement

10.3	*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)

10.4	†	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of our Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984 (the “2001 Registration Statement”)

10.5	†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662

10.6		Form of Resale Restriction Agreement between the Registrant and option holders dated as of December 28, 2005	Exhibit 10 of Form 8-K filed December 30, 2005

10.7		Agreement on Transfer of Shares in ABLE New Energy Co., Limited dated January 25, 2006	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 1, 2006 (the “March 2006 10-Q)

10.8		First Amendment to Agreement on Transfer of Shares in ABLE New Energy Co., Limited	Exhibit 10.2 of the March 2006 10-Q

Exhibit
Index		Description of Document	Incorporated By Reference from:

10.9		Agreement on Transfer of Equity Shares in ABLE New Energy Co., Ltd dated January 25, 2006	Exhibit 10.3 of the March 2006 10-Q

10.10	†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737

10.11
Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007
Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 29, 2007, filed November 7, 2007

10.12		Placement Agency Agreement dated November 8, 2007 by and between the Registrant and Stephens, Inc.	Exhibit 10.1 of the Form 8-K filed November 9, 2007

10.13		Stock Purchase Agreement by and among Stationary Power Services, Inc., William Maher, and the Registrant dated October 30, 2007	Exhibit 10.48 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008

10.14		Subordinated Convertible Promissory Note with William Maher	Exhibit 10.49 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008

10.15		Stock Purchase Agreement by and among Reserve Power Systems, Inc., William Maher, Edward Bellamy, and the Registrant dated October 30, 2007	Exhibit 10.50 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008

10.16		Amendment Number Ten to the Credit Agreement dated as of April 23, 2008, with the Lenders Party Thereto and JPMorgan Chase Bank as Administrative Agent	Exhibit 10.1 of the Form 8-K filed on April 25, 2008

10.17	†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349

10.18	†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349

10.19		Asset Purchase Agreement by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated October 31, 2008	Exhibit 10.34 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.20		Asset Purchase Agreement by and among U.S. Power Services, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated October 31, 2008	Exhibit 10.35 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.21	†	Amendment to Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 10.36 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.22	†	Amendment to Employment Agreement between the Registrant and William A. Schmitz	Exhibit 10.37 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

Exhibit
Index		Description of Document	Incorporated By Reference from:

10.23	†	Amendment to Employment Agreement between the Registrant and Robert W. Fishback	Exhibit 10.38 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.24	†	Amendment to Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.39 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.25		Amended and Restated Credit Agreement dated as of January 27, 2009, with the Lenders Party Hereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 99.1 of the Form 8-K filed on February 2, 2009

10.26
Amendment No.1 to the Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007
Exhibit 99.1 of the Form 8-K filed on February 13, 2009

10.27		Amended and Restated Subordinated Promissory Note with William Maher effective March 28, 2009	Exhibit 10.3 of the Form 10-Q for the fiscal quarter ended March 29, 2009, filed May 7, 2009

10.28	†	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of the Form 8-K filed on July 9, 2009

10.29	†	Employment Agreement between the Registrant and William A. Schmitz	Exhibit 99.2 of the Form 8-K filed on July 9, 2009

10.30	†	Employment Agreement between the Registrant and Peter F. Comerford	Filed herewith

10.31		Waiver and Amendment Number One to Amended and Restated Credit Agreement as of June 28, 2009, with the Lenders Party Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 10.4 of the Form 10-Q for the fiscal quarter ended June 28, 2009, filed August 10, 2009

10.32		Forbearance and Amendment Number Two to Amended and Restated Credit Agreement as of January 22, 2010, with the Lenders Party Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Filed herewith

10.33		Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Filed herewith

10.34		Revolving Credit Note with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Filed herewith

10.35
Form of Security Agreement between RBS Business Capital, a division of RBS Asset Finance, Inc. and each of Ultralife Corporation, McDowell Research Co., Inc., RedBlack Communications, Inc. and Stationary Power Services, Inc. dated as of February 17, 2010
Filed herewith

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.36	Pledge and Security Agreement in favor of RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Filed herewith

10.37	Negative Pledge — Real Property with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Filed herewith

10.38	Patents Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Filed herewith

10.39	Trademark Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of BDO Seidman, LLP	Filed herewith

31.1	CEO 302 Certifications	Filed herewith

31.2	CFO 302 Certifications	Filed herewith

32.1	906 Certifications	Filed herewith

*	Confidential treatment has been granted as to certain portions of this exhibit.

†	Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules.
The following financial statement schedules of the Registrant are filed herewith:
Schedule II — Valuation and Qualifying Accounts

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2008	Expense	Accounts	Deductions	2009
Allowance for doubtful accounts	$1,086	$188	$(42)	$208	$1,024
Inventory reserves	2,850	1,123	17	—	3,990
Warranty reserves	1,010	387	—	215	1,182
Deferred tax valuation allowance	23,605	360	—	(1,810)	25,775

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2007	Expense	Accounts	Deductions	2008
Allowance for doubtful accounts	$485	$675	$(11)	$63	$1,086
Inventory reserves	2,333	619	(65)	37	2,850
Warranty reserves	501	921	—	412	1,010
Deferred tax valuation allowance	27,149	3,297	—	6,841	23,605

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2006	Expense	Accounts	Deductions	2007
Allowance for doubtful accounts	$447	$101	$6	$69	$485
Inventory reserves	1,206	1,323	—	196	2,333
Warranty reserves	522	210	—	231	501
Deferred tax valuation allowance	30,526	—	—	3,377	27,149

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION
Date: March 16, 2010	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	/s/ John D. Kavazanjian

John D. Kavazanjian
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2010	/s/ Philip A. Fain

Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 16, 2010	/s/ Carole Lewis Anderson

Carole Lewis Anderson (Director)

Date: March 16, 2010	/s/ Patricia C. Barron

Patricia C. Barron (Director)

Date: March 16, 2010	/s/ Anthony J. Cavanna

Anthony J. Cavanna (Director)

Date: March 16, 2010	/s/ Paula H. J. Cholmondeley

Paula H. J. Cholmondeley (Director)

Date: March 16, 2010	/s/ Daniel W. Christman

Daniel W. Christman (Director)

Date: March 16, 2010

Thomas L. Saeli (Director)

Date: March 16, 2010

Ranjit C. Singh (Director)

Date: March 16, 2010	/s/ Bradford T. Whitmore

Bradford T. Whitmore (Director)