Form 10-Q
period 2010-03-28
ULTRALIFE CORP
filed 2010-05-07
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $.10 par value — 17,021,256 shares of common stock outstanding, net of 1,358,507 treasury shares, as of April 15, 2010.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	March 28,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,700	$6,094
Restricted cash	447	—
Trade accounts receivable (less allowance for doubtful accounts of $744 at March 28, 2010 and $1,024 at December 31, 2009)	26,264	32,449
Inventories	34,009	35,503
Deferred tax asset — current	288	288
Prepaid expenses and other current assets	1,848	1,624

Total current assets	66,556	75,958

Property, plant and equipment, net	15,879	16,648

Other assets:
Goodwill	25,280	25,436
Intangible assets, net	12,620	13,064
Security deposits and other long-term assets	351	60

	38,251	38,560

Total Assets	$120,686	$131,166

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$11,502	$19,082
Accounts payable	14,622	19,177
Income taxes payable	51	28
Other current liabilities	11,167	9,847

Total current liabilities	37,342	48,134

Long-term liabilities:
Debt and capital lease obligations	225	267
Deferred tax liability — long-term	4,182	4,100
Other long-term liabilities	540	551

Total long-term liabilities	4,947	4,918

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,379,763 at March 28, 2010 and 18,384,916 at December 31, 2009	1,839	1,831
Capital in excess of par value	169,377	169,064
Accumulated other comprehensive loss	(1,590)	(1,256)
Accumulated deficit	(83,734)	(84,021)

	85,892	85,618

Less —Treasury stock, at cost — 1,358,507 shares outstanding	7,558	7,558

Total Ultralife equity	78,334	78,060

Noncontrolling interest	63	54

Total shareholders’ equity	78,397	78,114

Total Liabilities and Shareholders’ Equity	$120,686	$131,166

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended
	March 28,	March 29,
	2010	2009

Revenues	$38,507	$39,803

Cost of products sold	28,749	32,022

Gross margin	9,758	7,781

Operating expenses:
Research and development (including $145 and $110 respectively, of amortization of intangible assets)	1,728	1,980
Selling, general, and administrative (including $350 and $231 respectively, of amortization of intangible assets)	7,176	8,058

Total operating expenses	8,904	10,038

Operating income (loss)	854	(2,257)

Other income (expense):
Interest income	3	3
Interest expense	(497)	(182)
Miscellaneous	41	11

Income (loss) before income taxes	401	(2,425)

Income tax provision-current	24	2
Income tax provision-deferred	81	89

Total income taxes	105	91

Net income (loss)	296	(2,516)

Net (income) loss attributable to noncontrolling interest	(9)	4

Net income (loss) attributable to Ultralife	$287	$(2,512)

Net income (loss) attributable to Ultralife common shareholders — basic	$0.02	$(0.15)

Net income (loss) attributable to Ultralife common shareholders — diluted	$0.02	$(0.15)

Weighted average shares outstanding — basic	16,995	17,115

Weighted average shares outstanding — diluted	16,999	17,115

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three-Month Periods Ended
	March 28,	March 29,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$296	$(2,516)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of financing fees	1,004	942
Amortization of intangible assets	495	341
Loss on asset disposal	9	—
Foreign exchange gain	(25)	(14)
Impairment of long-lived assets	35	—
Non-cash stock-based compensation	321	536
Changes in deferred income taxes	81	89
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	6,143	(1,361)
Inventories	1,394	(5,286)
Prepaid expenses and other current assets	(556)	46
Income taxes payable	23	(567)
Accounts payable and other liabilities	(3,124)	1,075

Net cash provided from (used in) operating activities	6,096	(6,715)

INVESTING ACTIVITIES
Purchase of property and equipment	(164)	(393)
Proceeds from asset disposal	15	—
Change in restricted cash	(447)	—
Payments for acquired companies, net of cash acquired	(137)	(6,763)

Net cash used in investing activities	(733)	(7,156)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(7,451)	16,600
Proceeds from issuance of common stock	—	242
Principal payments on debt and capital lease obligations	(171)	(612)
Purchase of treasury stock	—	(3,326)

Net cash provided from (used in) financing activities	(7,622)	12,904

Effect of exchange rate changes on cash	(135)	32

Change in cash and cash equivalents	(2,394)	(935)

Cash and cash equivalents at beginning of period	6,094	1,878

Cash and cash equivalents at end of period	$3,700	$943

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$605

Cash paid for interest	$257	$136

Noncash investing and financing activities:
Purchase of property and equipment via notes payable	$—	$102

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands — Except Share and Per Share Amounts)
(unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation and our subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements contained in our Form 10-K for the twelve-month period ended December 31, 2009.
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

The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. For the three-month period ended March 28, 2010, AMTI contributed net sales of $2,839 and net income of $595. From the date of acquisition through March 29, 2009, AMTI contributed net sales of $88 and a net loss of $49. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $4,684 was recorded as goodwill in the amount of $1,033. The acquired goodwill has been assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.
As a result of revisions to the final asset valuations during the first quarter of 2010, values assigned to the tangible and intangible assets have been revised. The adjustments to the values for tangible and intangible assets from those reported for the fourth quarter of 2009 were as follows: property, plant and equipment increased by $133 and customer relationships increased by $50. These adjustments resulted in a decrease to goodwill of $183.
The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—
Trade accounts receivable, net	693
Inventories	2,534

Total current assets	3,227
Property, plant and equipment, net	339
Goodwill	1,033
Intangible Assets:
Trademarks	450
Patents and Technology	800
Customer Relationships	970

Total assets acquired	6,819

LIABILITIES
Current liabilities:
Accounts payable	801
Other current liabilities	301

Total current liabilities	1,102
Long-term liabilities:
Other long-term liabilities	—

Total liabilities assumed	1,102

Total Purchase Price	$5,717

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
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	March 28, 2010	December 31, 2009
Raw materials	$19,482	$19,743
Work in process	5,733	6,044
Finished goods	8,794	9,716

	$34,009	$35,503

4.	PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consisted of the following:

	March 28, 2010	December 31, 2009
Land	$123	$123
Buildings and leasehold improvements	6,200	6,127
Machinery and equipment	43,888	43,996
Furniture and fixtures	1,843	1,829
Computer hardware and software	3,389	3,397
Construction in progress	1,148	1,324

	56,591	56,796
Less: Accumulated depreciation	40,712	40,148

	$15,879	$16,648

Depreciation expense for property, plant and equipment was $965 and $921 for the three-month periods ended March 28, 2010 and March 29, 2009, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS
a. Goodwill
The following table summarizes the goodwill activity by segment for the three-month periods ended March 28, 2010 and March 29, 2009:

	Battery &	Communications	Energy
	Energy Products	Systems	Services	Total

Balance at December 31, 2008	$2,072	$14,262	$6,609	$22,943

Adjustments to purchase price allocation	—	838	277	1,115
Acquisition of AMTI	—	2,119	—	2,119
Effect of foreign currency translations	(1)	—	—	(1)

Balance at March 29, 2009	2,071	17,219	6,886	26,176

Adjustments to purchase price allocation	—	(903)	162	(741)
Effect of foreign currency translations	1	—	—	1

Balance at December 31, 2009	2,072	16,316	7,048	25,436

Adjustments to purchase price allocation	—	(183)	27	(156)

Balance at March 28, 2010	$2,072	$16,133	$7,075	$25,280

Through March 28, 2010, we have accrued $27 for the 2010 portion of the contingent cash consideration in connection with the purchase price for RPS Power Systems, Inc., which is included in the other current liabilities line on our Condensed Consolidated Balance Sheet. This accrual resulted in an increase to goodwill of $27 in the Energy Services segment.
On April 27, 2010, we entered into an agreement (the “Amendment Agreement”) with Ken Cotton, Shawn O’Connell, Simon Baitler and Tim Jacobs (together, the “Share Recipients”). The Amendment Agreement amends the terms of the asset purchase agreement dated October 31, 2008 whereby we acquired substantially all of the assets of U.S. Energy Systems, Inc. (the “Asset Purchase Agreement”).
Under the terms of the Asset Purchase Agreement, on the achievement of certain annual post-acquisition financial milestones during the period ending December 31, 2012, we were to issue up to an aggregate of 200,000 unregistered shares of our common stock to Ken Cotton, Shawn O’Connell and Simon Baitler (together, the “Selling Shareholders”). At the time the Amendment Agreement was entered into, we had not issued any shares of our common stock to the Selling Shareholders because none of the financial milestones had been achieved.
Under the terms of the Amendment Agreement, we agreed to issue the Share Recipients an aggregate of 200,000 shares of our unregistered common stock, valued at approximately $857, in full satisfaction of our outstanding obligations to the Selling Shareholders under the Asset Purchase Agreement. Under the terms of the Amendment Agreement, the Selling Shareholders agreed to release us from any past or present claims relating to the purchase price provisions of the Asset Purchase Agreement.

We elected to enter into the Amendment Agreement because our consolidation plan and the reorganization of our reporting units involved reorganizing the operations of the business purchased in the Asset Purchase Agreement. The post-acquisition financial milestones in the Asset Purchase Agreement did not support our current consolidation and reorganization plans and it was determined that it would be in our best interests to satisfy our obligations under the Asset Purchase Agreement.
See Note 12 for additional information relating to the revised reporting of our operating segments.
b. Intangible Assets
The composition of intangible assets was:

		March 28, 2010
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,856	$—	$4,856
Patents and technology	5,119	2,995	2,124
Customer relationships	9,822	4,292	5,530
Distributor relationships	352	242	110
Non-compete agreements	393	393	—

Total intangible assets	$20,542	$7,922	$12,620

		December 31, 2009
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,856	$—	$4,856
Patents and technology	5,119	2,852	2,267
Customer relationships	9,772	3,972	5,800
Distributor relationships	352	215	137
Non-compete agreements	393	389	4

Total intangible assets	$20,492	$7,428	$13,064

Amortization expense for intangible assets was $495 and $341 for the three-month periods ended March 28, 2010 and March 29, 2009, respectively.
The change in the cost value of total intangible assets from December 31, 2009 to March 28, 2010 is a result of changes in the valuation of tangible and intangible assets in connection with the 2009 acquisition.
6.	DEBT
On February 17, 2010, we entered into a new senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, letter of credit foreign exchange support and to repay existing indebtedness under the Amended and Restated Credit Agreement (“Previous Credit Facility”) with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”), with JP Morgan Chase Bank acting as the administrative agent (“Agent”). The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. We paid RBS a facility fee of $263.

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
Interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 4.50%. We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing. Upon delivery of our audited financial statements for the fiscal year ended December 31, 2010 to RBS, and assuming no events of default exist at such time, the rate of interest under the Credit Facility can fluctuate based on the available borrowings remaining under the Credit Facility as set forth in the following table:

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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of March 28, 2010, our fixed coverage ratio was 2.20 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of March 28, 2010, we had $8,049 outstanding under the Credit Facility. At March 28, 2010, the interest rate on the asset based revolver component was 4.73%. As of March 28, 2010, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At March 28, 2010, we had $-0- of outstanding letters of credit related to this facility, leaving up to $26,951 of additional borrowing capacity.

There were several amendments to our Previous Credit Facility with the Lenders and Agent during the past few years, including amendments to authorize acquisitions and modify financial covenants.
On January 27, 2009, we entered into the Previous Credit Facility with the Lenders and Agent. The Previous Credit Facility reflected the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and Agent and modified certain of those provisions. The Previous Credit Facility among other things (i) increased the revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest was based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term was defined in the Previous Credit Facility, within a predetermined grid, which was dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter was greater than or less than zero. Generally, borrowings under the Previous Credit Facility bore interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Previous Credit Facility modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio.
Effective June 28, 2009, we entered into Waiver and Amendment Number One to Amended and Restated Credit Agreement (“Waiver and Amendment”) with the Lenders and Agent. The Waiver and Amendment provided that the Lenders and Agent would waive their right to exercise their respective rights and remedies under the credit facility arising from our failure to comply with the financial covenants in the credit facility with respect to the fiscal quarter ended June 28, 2009. In addition to a number of revisions to non-financial covenants, the Waiver and Amendment revised the applicable revolver rate under the Previous Credit Facility to an interest rate structure based on the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.
On January 15, 2010, we received a demand letter from the Agent in connection with the Previous Credit Facility (“Demand Letter”). In the Demand Letter, the Agent claimed that we had (i) failed to satisfy and comply with the financial covenants set forth in Section 6.09 of the Previous Credit Facility, and (ii) failed to pay interest and expenses when due as set forth in Section 7(b) of the Previous Credit Facility. The Agent declared the outstanding principal, unpaid interest and unpaid fees in the aggregate amount of $15,914 immediately due and payable in full. The Agent demanded payment of such amount by January 22, 2010. The Agent also terminated the Lender’s commitment to lend additional funds to us under the Previous Credit Facility and increased the interest rate on the outstanding principal to the default rate set under Section 2.13(c) of the Previous Credit Facility.
On January 22, 2010, we entered into a Forbearance and Amendment Number Two to the Previous Credit Facility with the Lenders (“Forbearance Agreement”). Under the Forbearance Agreement, the Lenders agreed to forbear until February 18, 2010 from exercising their respective rights and remedies under the Previous Credit Facility and delayed the date by which we were to pay the Lenders the amount declared due and payable under the Demand Letter.
Under the Forbearance Agreement, we were required to make payments on the outstanding principal owed under the Previous Credit Facility pursuant to the following schedule: (i) $1,500 on January 22, 2010; (ii) $3,500 on or before January 29, 2010; and (iii) $500 commencing February 5, 2010 and continuing on each Friday through the term of the Forbearance Agreement. We were also required to pay a forbearance fee of $63 and all of the fees and expenses incurred by the Lenders. The Forbearance Agreement also reaffirmed the Lenders’ termination of their commitment to lend additional funds to us under the Previous Credit Facility and the increased interest rate on the outstanding principal to the default rate set under Section 2.13(c) of the Previous Credit Facility. We made all payments required by and complied with all provisions of the Forbearance Agreement.

7.	SHAREHOLDERS’ EQUITY
a. Common Stock
In February 2010, we issued 19,346 shares of common stock to our non-employee directors, valued at $76.
b. Treasury Stock
At March 28, 2010 and December 31, 2009, we had 1,358,507 shares of treasury stock outstanding, valued at $7,558.
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
In December 2000, our shareholders approved a stock option plan for grants to key employees, directors and consultants. The shareholders approved reservation of 500,000 shares of common stock for grants under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000, to a total of 1,000,000 shares.
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
Stock options granted under the amended stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of March 28, 2010, there were 1,792,857 stock options outstanding under the amended stock option plan and the LTIP.
On December 19, 2005, we granted our President and Chief Executive Officer, John D. Kavazanjian, an option to purchase 48,000 shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The option is fully vested and expires on June 8, 2013.

On March 7, 2008, in connection with his becoming employed by us, we granted our Chief Financial Officer and Treasurer, Philip A. Fain, an option to purchase 50,000 shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option vests in annual increments of 16,667 shares over a three-year period which commenced March 7, 2009. The option expires on March 7, 2015.
In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $236 and $421 for the three-month periods ended March 28, 2010 and March 29, 2009, respectively. As of March 28, 2010, there was $1,042 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.54 years.
We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the three-month periods ended March 28, 2010 and March 29, 2009:

	Three-Month Periods Ended
	March 28,	March 29,
	2010	2009

Risk-free interest rate	2.11%	1.24%
Volatility factor	79.75%	67.65%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.51	3.57
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
Stock option activity for the first three months of 2010 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2010	1,805,107	$10.99
Options granted	248,500	4.45
Options exercised	—	—
Options forfeited	(32,165)	6.06
Options expired	(130,585)	12.79

Shares under option at March 28, 2010	1,890,857	$10.09	3.85 years	$84

Vested and expected to vest as of March 28, 2010	1,752,218	$10.38	3.72 years	$70

Options exercisable at March 28, 2010	1,120,710	$12.96	2.48 years	$—

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month period ended March 28, 2010 was $-0-.
FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first three months of 2010 and 2009. Cash received from option exercises under our stock-based compensation plans for the three-month periods ended March 28, 2010 and March 29, 2009 was $-0- and $119, respectively.
d. Warrants
On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. In January 2009, 10,000 warrants were exercised, for total proceeds received of $123. At March 28, 2010, there were 8,000 warrants outstanding.
e. Restricted Stock Awards
There were no restricted stock grants awarded during the three-month period ended March 28, 2010.
Restricted stock grants awarded during the three-month period ended March 29, 2009 had the following values:

Three-Month
Period Ended
March 29, 2009
Number of shares awarded	16,286
Weighted average fair value per share	$11.33

Aggregate total value	$185

The activity of restricted stock awards of common stock for the first three months of 2010 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2009	46,527	$11.42
Granted	—	—
Vested	(9,944)	12.69
Forfeited	(26,500)	10.74

Unvested at March 28, 2010	10,083	$11.96

We recorded compensation cost related to restricted stock grants of $9 and $87 for the three-month periods ended March 28, 2010 and March 29, 2009, respectively. As of March 28, 2010, we had $151 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.52 years. The total fair value of these grants that vested during the three-month period ended March 28, 2010 was $44.

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
For the three-month periods ended March 28, 2010 and March 29, 2009, we recorded $105 and $91, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2010 was primarily due to the income reported for U.S. operations during the period.
The effective tax rate for the total consolidated company for the three-month periods ended March 28, 2010 and March 29, 2009 was:

	Three-Month Periods Ended
	March 28,	March 29,
	2010	2009
Income (Loss) before Incomes Taxes (a)	$401	$(2,425)

Total Income Tax Provision (b)	$105	$91

Effective Tax Rate (b/a)	26.2%	3.8%
The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. and China subsidiaries, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. We incurred $23 in alternative minimum tax for the three-month period ended March 28, 2010. However, the alternative minimum tax did not have an impact on income taxes determined for 2009. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset. The tax provision for 2010 also includes a provision for state income taxes, for states in which we do not have the ability to utilize net operating loss carryforwards.
As of December 31, 2009, we have foreign and domestic net operating loss carryforwards totaling approximately $61,257 available to reduce future taxable income. Foreign loss carryforwards of approximately $10,624 can be carried forward indefinitely. The domestic net operating loss carryforwards of $50,633 expire from 2019 through 2029. The domestic net operating loss carryforwards include approximately $2,867 of the net operating loss carryforwards for which a benefit will be recorded in capital in excess of par value when realized.
We have adopted the provisions of FASB’s guidance for the Accounting for Uncertainty in Income Taxes. We have recorded no liability for income taxes associated with unrecognized tax benefits during 2009 and 2010, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).

We file a consolidated income tax return in the U.S. federal jurisdiction and consolidated and separate income tax returns in various state and foreign jurisdictions. Our U.S. tax matters for the years 2005 through 2009 remain subject to examination by the Internal Revenue Service (“IRS”). Our tax matters for the years 2004 through 2009 remain subject to examination by various state and local U.S. tax jurisdictions and by the respective foreign tax jurisdiction authorities.
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
Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three-month periods ended March 28, 2010 and March 29, 2009, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.
The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended
	March 28, 2010	March 29, 2009
Net Income (Loss) attributable to Ultralife	$287	$(2,512)
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (36,000 and -0- shares, respectively)	1	—

Net Income (Loss) attributable to Ultralife common shareholders (a)	286	(2,512)
Effect of Dilutive Securities:
Convertible Notes Payable	—	—

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$286	$(2,512)

Average Common Shares Outstanding — Basic (c)	16,995,000	17,115,000
Effect of Dilutive Securities:
Stock Options / Warrants	4,000	—
Convertible Notes Payable	—	—

Average Common Shares Outstanding — Diluted (d)	16,999,000	17,115,000

EPS — Basic (a/c)	$0.02	$(0.15)
EPS — Diluted (b/d)	$0.02	$(0.15)

There were 1,861,440 and 1,717,073 outstanding stock options, warrants and restricted stock awards for the three-month periods ended March 28, 2010 and March 29, 2009, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 223,697 and 253,776 shares of common stock for the three-month periods ended March 28, 2010 and March 29, 2009, respectively, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 47,500 and -0- outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended March 28, 2010 and March 29, 2009, respectively.
10.	COMPREHENSIVE INCOME
The components of our total comprehensive income (loss) were:

	Three-Month Periods Ended
	March 28, 2010	March 29, 2009
Net income (loss) attributable to Ultralife	$287	$(2,512)
Foreign currency translation adjustments	(334)	(54)
Change in fair value of derivatives	—	7

Total comprehensive income (loss)	$(47)	$(2,559)

11.	COMMITMENTS AND CONTINGENCIES
a. Purchase Commitments
As of March 28, 2010, we have made commitments to purchase approximately $202 of production machinery and equipment.
b. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2010 were as follows:

Balance at December 31, 2009	$1,182
Accruals for warranties issued	(118)
Settlements made	(16)

Balance at March 28, 2010	$1,048

c. Contingencies and Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm has incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. Through March 28, 2010, total costs incurred have amounted to approximately $260, none of which has been capitalized. At March 28, 2010 and December 31, 2009, we had $49 and $49, respectively, reserved for this matter.

From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust have, by design, joint and several liability during the time they participate in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimates our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 are subject to adjustment based on a forensic audit of the trust that is currently being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we may avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we can satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. On May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board has decided to proceed with the settlement, as proposed, and that payments will commence in June 2010. As of March 28, 2010, our reserve is $520 to account for the twelve monthly installments settlement amount.
d. Post-Audits of Government Contracts
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of March 28, 2010, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
e. Government Grants/Loans
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of March 28, 2010, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of March 28, 2010, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
12.	BUSINESS SEGMENT INFORMATION
Beginning January 1, 2010, we now report our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. This change in segment reporting is more consistent with how we now manage our business operations. The Non-rechargeable Products and Rechargeable Products segments have been combined into a single segment called Battery & Energy Products. The Communications Systems segment now includes our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment has been renamed Energy Services and will continue to encompass our standby power business. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, have been captured under the respective operating segment in which the work is performed.

The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits, charging systems and communications and electronics systems design. The Energy Services segment includes: standby power and systems design, installation and maintenance activities. We look at our segment performance at the gross margin level, and we do not allocate research and development, except for research, design and development contracts as noted above, or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges.
Three-Month Period Ended March 28, 2010

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$23,403	$13,066	$2,038	$—	$38,507
Segment contribution	4,936	4,903	(81)	(8,904)	854
Interest expense, net				(494)	(494)
Miscellaneous				41	41
Income taxes-current				(24)	(24)
Income taxes-deferred				(81)	(81)
Non controlling interest				(9)	(9)

Net income attributable to Ultralife					$287
Total assets	$48,896	$46,271	$17,222	$8,297	$120,686
Three-Month Period Ended March 29, 2009

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$22,992	$11,265	$5,546	$—	$39,803
Segment contribution	3,800	3,616	365	(10,038)	(2,257)
Interest expense, net				(179)	(179)
Miscellaneous				11	11
Income taxes-current				(2)	(2)
Income taxes-deferred				(89)	(89)
Non controlling interest				4	4

Net loss attributable to Ultralife					$(2,512)
Total assets	$60,085	$56,700	$19,520	$4,885	$141,190
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of cash, accounts receivable, trade accounts payable, accrued liabilities, our revolving credit facility, and our convertible note payable approximates carrying value due to the short-term nature of these instruments. The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.
14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-17 limits the scope of this ASU to research or development arrangements and requires that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2010-17 will have on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides additional guidance to improve disclosures regarding fair value measurements. ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. ASU No. 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The partial adoption of ASU 2010-06 did not have a material impact on our financial statements. We are currently evaluating the impact of the deferred portions of ASU No. 2010-06 will have on our financial statements; however we do not expect the adoption of the deferred portions of ASU 2010-06 to have a material impact on the financial statements, except for the additional disclosures that will be required.
In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”, to address implementation issues related to the changes in ownership provisions in ASC 810-10. ASU No. 2010-02 amends ASC 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions applies to the following: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture. The amendments also clarify that the decrease in ownership provisions do not apply to the following transactions even if they involve businesses: sales of in substance real estate; and conveyances of oil and gas mineral rights. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, entities first need to consider whether the substance of the transaction is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, etc., and apply that guidance. If no other guidance exists, an entity should apply ASC 810-10. Lastly, ASU No. 2010-02 expands existing disclosure requirements for transactions within the scope of ASC 810-10, and adds several new ones that address fair value measurements and related techniques, the nature of any continuing involvement after the transaction, and whether related parties are involved. ASU No. 2010-02 is effective beginning in the period that an entity adopts ASC 810-10. If an entity had previously adopted ASC 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments must be applied retrospectively to the date ASC 810-10 was adopted. The adoption of ASU No. 2010-02, with retrospective application to January 1, 2009, did not have a significant impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU No. 2009-13 will have on our financial statements.
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
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, the successful integration of our acquired businesses, general domestic and global economic conditions, including the recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used is this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2009.
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
Beginning January 1, 2010, we now report our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. This change in segment reporting is more consistent with how we now manage our business operations. The Non-rechargeable Products and Rechargeable Products segments have been combined into a single segment called Battery & Energy Products. The Communications Systems segment now includes our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment has been renamed Energy Services and will continue to encompass our standby power business. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, have been captured under the respective operating segment in which the work is performed.

The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits, charging systems and communications and electronics systems design. The Energy Services segment includes: standby power and systems design, installation and maintenance activities. We look at our segment performance at the gross margin level, and we do not allocate research and development, except for research, design and development contracts as noted above, or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges.
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
Overview
Consolidated revenues for the first quarter totaled $38,500 versus $39,800 in the same period last year and $50,400 for the fourth quarter of 2009. The year-over-year variance reflects revenue increases for Battery & Energy Products and Communications Systems of $400 and $1,800, respectively. This increase was offset by a $3,500 decline in Energy Services revenue.
Despite lower consolidated revenues, gross margin was significantly higher in the first quarter of 2010, $9,800 compared to $7,800 for the first quarter of 2009. As a percentage of total revenues, consolidated gross margin was 25.3% in the first quarter of 2010 versus 19.5% for last year’s first quarter. Gross margin for our Battery & Energy Products segment rose 4.6% from 16.5% to 21.1%, primarily reflecting manufacturing efficiencies and higher selling prices realized for some of our products. Gross margin also increased in our Communications Systems segment by 5.4%, going from 32.1% to 37.5%, benefitting from the addition of the AMTI amplifier business which was acquired on March 20, 2009. Project delays and ongoing pricing pressures in our Energy Services segment pushed the gross margin into a loss of $81 for the first quarter of 2010.
The decrease in revenues of $11,900 from the fourth quarter of 2009 was primarily a result of the higher level of SATCOM-on-the-Move systems shipped during the fourth quarter in our Communications Systems segment under the $20,000 order we received last October. Compared to the fourth quarter of 2009, the consolidated first quarter gross margin grew by 1.6%, reflecting higher gross margins for our Battery & Energy Products and Communications Systems segments.

Operating expenses totaled $8,900 for the first quarter of 2010 compared to $10,000 in the first quarter of 2009 and $10,300 in the fourth quarter of 2009. The “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 have now been realized. These actions more than offset the increased expenses we have incurred from our acquisitions of US Energy in November 2008 and AMTI in March 2009.
First quarter non-cash operating expenses including depreciation, intangible asset amortization and stock compensation expenses, amounted to $1,800, the same amount as a year ago.
Operating earnings were $900 in the first quarter of 2010 versus an operating loss of $2,300 reported for the first quarter of 2009. This $3,200 year-over-year improvement reflects the higher gross margins for Battery & Energy Products and Communications Systems coupled with our lower operating cost base and improved operational efficiencies.
Net interest expense for the first quarter of 2010 was $494 compared to $179 for the same quarter last year. Included in the 2010 first quarter net interest expense was a total of $278 in expenses related to the termination of our credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company earlier this year.
Our first quarter tax provision amounted to $105 reflecting the alternative minimum tax on U.S. taxable income and book/tax differences related to the amortization of intangible assets.
Net income attributable to Ultralife was $287, or $0.02 per share, compared to a net loss of $2,500, or $0.15 per share, for the same period last year. Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,700 in the first quarter versus a loss of $400 for the first quarter of 2009. See “Adjusted EBITDA” on page 28 for a reconciliation of Adjusted EBITDA to net income (loss) attributable to Ultralife.
With strong cash flow generated from our operations and continued favorable improvements made to our balance sheet, including the reduction of our trade accounts receivable to $26,000, the reduction of our inventory to $34,000 and the outstanding balance on our new credit facility was $8,000 at the end of the first quarter of 2010. By comparison, at December 31, 2009, the outstanding revolver balance under our previous credit facility was $15,500.
Results of Operations
Three-month periods ended March 28, 2010 and March 29, 2009
Revenues. Consolidated revenues for the three-month period ended March 28, 2010 amounted to $38,507, a decrease of $1,296, or 3.3%, from the $39,803 reported in the same quarter in the prior year.
Energy & Battery Products sales increased $411, or 1.8%, from $22,992 last year to $23,403 this year. The increase in Energy & Battery Products revenues was primarily attributable to higher demand for our automotive telematics batteries resulting from more favorable economic conditions.
Communications Systems revenues increased $1,801, or 16.0%, from $11,265 last year to $13,066 this year, mainly due to the inclusion of amplifier sales resulting from our acquisition of AMTI on March 20, 2009.
Energy Services revenues decreased $3,508, or 63.3%, from $5,546 last year to $2,038 this year, reflecting continued customer delays in capital expenditures for backup stationary power. These delays were a result of the recent recessionary economic conditions, and primarily attributable to larger capital projects requiring flooded batteries.

Cost of Products Sold. Cost of products sold totaled $28,749 for the quarter ended March 28, 2010, a decrease of $3,273, or 10.2%, from the $32,022 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 80.5% for the three-month period ended March 29, 2009 to 74.7% for the three-month period ended March 28, 2010. Correspondingly, consolidated gross margin was 25.3% for the three-month period ended March 28, 2010, compared with 19.5% for the three-month period ended March 29, 2009, generally attributable to the margin improvements in the Energy & Battery Products and Communications Systems segments.
In our Energy & Battery Products segment, the cost of products sold decreased $725, from $19,192 in the three-month period ended March 29, 2009 to $18,467 in the three-month period ended March 28, 2010. Energy & Battery Products gross margin for the first quarter of 2010 was $4,936, or 21.1% of revenues, an increase of $1,136 from 2009’s gross margin of $3,800, or 16.5% of revenues. Energy & Battery Products gross margin and gross margin as a percentage of revenues both increased for the three-month period ended March 28, 2010, primarily as a result of manufacturing efficiencies and higher selling prices realized for some of our products, in comparison to the three-month period ended March 29, 2009.
In our Communications Systems segment, the cost of products sold increased $514, from $7,649 in the three-month period ended March 29, 2009 to $8,163 in the first quarter of 2010. Communications Systems gross margin for the first quarter of 2010 was $4,903, or 37.5% of revenues, an increase of $1,287 from 2009’s gross margin of $3,616, or 32.1% of revenues. The increase in the gross margin percentage for Communications Systems resulted from our acquisition of the AMTI amplifier business and its higher margin products.
In our Energy Services segment, the cost of sales decreased $3,062, from $5,181 in the three-month period ended March 29, 2009 to $2,119 in the three-month period ended March 28, 2010. Energy Services gross margin for 2010 was $(81), or (4.0)% of revenues, a decrease of $446 from 2009’s gross margin of $365, or 6.6% of revenues. Gross margin in this particular segment decreased mainly due to lower sales caused by project delays and ongoing pricing pressures in this industry.
Operating Expenses. Total operating expenses for the three-month period ended March 28, 2010 totaled $8,904, a decrease of $1,134 from the prior year’s amount of $10,038. Overall, operating expenses as a percentage of sales decreased to 23.1% in the first quarter of 2010 from 25.2% reported in the prior year, due to the “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 which have now been realized. These actions more than offset the increased expenses we have incurred from our acquisitions of US Energy in November 2008 and AMTI in March 2009. Amortization expense associated with intangible assets related to our acquisitions was $495 for 2010 ($350 in selling, general and administrative expenses and $145 in research and development costs), compared with $341 for 2009 ($231 in selling, general, and administrative expenses and $110 in research and development costs). Research and development costs were $1,728 in 2010, a decrease of $252, or 12.7%, from the $1,980 reported in 2009, due to the timing of development projects relating primarily to advanced battery systems. Selling, general, and administrative expenses decreased $882, or 10.9%, to $7,176. This decrease represents the results of our broad actions to reduce the overall spending base in non-revenue producing functions.
Other Income (Expense). Other income (expense) totaled ($453) for the first quarter of 2010, compared to ($168) for the first quarter of 2009. Interest expense, net of interest income, increased $315, to $494 for the first quarter of 2010 from $179 for the comparable period in 2009, mainly as a result of higher average borrowings under our revolving credit facility and expenses related to the termination of our credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company earlier this year. Miscellaneous income/expense amounted to income of $41 for the first quarter of 2010 compared with income of $11 for the same period in 2009. The income in 2010 and 2009 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $105 for the first quarter of 2010 compared with $91 in the first quarter of 2009. The effective tax rate for the total consolidated company for the three-month periods ended March 28, 2010 and March 29, 2009 was:

	Three-Month Periods Ended
	March 28,	March 29,
	2010	2009
Income (Loss) before Incomes Taxes (a)	$401	$(2,425)

Total Income Tax Provision (b)	$105	$91

Effective Tax Rate (b/a)	26.2%	3.8%
See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.
We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. Our ability to utilize NOL carryforwards due to successive ownership changes is currently limited to a minimum of approximately $12,000 annually, plus the carryover from unused portions of the annual limitations. We believe such limitation will not impact our ability to realize the deferred tax asset.
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did have an impact of $23 on income taxes determined for the first quarter of 2010. However, this limitation did not have an impact on income taxes determined for the first quarter of 2009. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Net Income (Loss) Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $287 and $0.02, respectively, for the three months ended March 28, 2010, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $2,512 and $0.15, respectively, for the same quarter last year, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share decreased from 17,115,000 in the first quarter of 2009 to 16,999,000 in 2010, mainly due to the share repurchase program we initiated in the fourth quarter of 2008 and completed in the first quarter of 2009, offset by stock option and warrant exercises and restricted and unrestricted stock grants.
Adjusted EBITDA
In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-cash, non-operating expenses or income. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended
	March 28,	March 29,
	2010	2009
Net income (loss) attributable to Ultralife	$287	$(2,512)
Add: interest expense, net	494	179
Add: income tax provision	105	91
Add: depreciation expense	1,004	942
Add: amortization expense	495	341
Add: stock-based compensation expense	321	536

Adjusted EBITDA	$2,706	$(423)

Liquidity and Capital Resources
As of March 28, 2010, cash and cash equivalents totaled $3,700, a decrease of $2,394 from the beginning of the year. During the three-month period ended March 28, 2010, we generated $6,096 of cash from operating activities as compared to the use of $6,715 for the three-month period ended March 29, 2009. The generation of cash from operating activities in 2010 resulted mainly from decreased working capital requirements, including lower balances of accounts receivables and inventory and lower balances in accounts payable, as well as our favorable operating results.
We used $733 in cash for investing activities during the first three months of 2010 compared with $7,156 in cash used for investing activities in the same period in 2009. In 2010, we spent $164 to purchase plant, property and equipment, $447 was used to establish a restricted cash fund in connection with our U.K. operations, and $137 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”). In 2009, we spent $393 to purchase plant, property and equipment, and $6,763 was used in connection with the acquisition of AMTI, as well as contingent purchase price payouts related to RedBlack and RPS.
During the three-month period ended March 28, 2010, we used $7,622 in funds from financing activities compared to the generation of $12,904 in funds in the same period of 2009. The financing activities in 2010 included a $7,451 outflow from repayments on the revolver portion of our primary credit facilities, and an outflow of $171 for principal payments on debt and capital lease obligations. The financing activities in 2009 included a $16,600 inflow from drawdowns on the revolver portion of our primary credit facility, and an inflow of cash from stock option and warrant exercises of $242, offset by an outflow of $612 for principal payments on term debt under our primary credit facility and capital lease obligations, and an outflow of $3,326 for the purchase of treasury shares related to our share repurchase program.
Inventory turnover for the first three months of 2010 was an annualized rate of approximately 2.8 turns per year, an increase from the 2.7 turns for the full year of 2009. The increase in this metric is mainly due to our conscious efforts to more closely align our inventory purchases with our orders. Our Days Sales Outstanding (DSOs) as of March 28, 2010, was 67 days, a decrease from the 69 days at year-end December 31, 2009, mainly due to our greater overall focus on asset management.
As of March 28, 2010, we had made commitments to purchase approximately $202 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.

Debt Commitments
On February 17, 2010, we entered into a new senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, letter of credit foreign exchange support and to repay existing indebtedness under the Amended and Restated Credit Agreement (“Previous Credit Facility”) with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company (together, the “Lenders”), with JP Morgan Chase Bank acting as the administrative agent (“Agent”). The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. We paid RBS a facility fee of $263.
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
Interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 4.50%. We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing. Upon delivery of our audited financial statements for the fiscal year ended December 31, 2010 to RBS, and assuming no events of default exist at such time, the rate of interest under the Credit Facility can fluctuate based on the available borrowings remaining under the Credit Facility as set forth in the following table:

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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of March 28, 2010, our fixed coverage ratio was 2.20 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of March 28, 2010, we had $8,049 outstanding under the Credit Facility. At March 28, 2010, the interest rate on the asset based revolver component was 4.73%. As of March 28, 2010, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At March 28, 2010, we had $-0- of outstanding letters of credit related to this facility, leaving up to $26,951 of additional borrowing capacity.

There were several amendments to our Previous Credit Facility with the Lenders and Agent during the past few years, including amendments to authorize acquisitions and modify financial covenants.
On January 27, 2009, we entered into the Previous Credit Facility with the Lenders and Agent. The Previous Credit Facility reflected the previous ten amendments to the original Credit Agreement dated June 30, 2004 between us and the Lenders and Agent and modified certain of those provisions. The Previous Credit Facility among other things (i) increased the revolver loan commitment from $22,500 to $35,000, (ii) extended the maturity date of the revolving credit component from January 31, 2009 to June 30, 2010, (iii) modified the interest rate, and (iv) modified certain covenants. The rate of interest was based, in general, upon either a LIBOR rate plus a Eurodollar spread or an Alternate Base Rate plus an ABR spread, as that term was defined in the Previous Credit Facility, within a predetermined grid, which was dependent upon whether Earnings Before Interest and Taxes for the most recently completed fiscal quarter was greater than or less than zero. Generally, borrowings under the Previous Credit Facility bore interest based primarily on the Prime Rate plus 50 to 200 basis points or LIBOR plus 300 to 500 basis points. Additionally, among other covenant modifications, the Previous Credit Facility modified the financial covenants by (i) revising the debt to earnings ratio and fixed charge coverage ratio and (ii) deleting the current assets to liabilities ratio.
Effective June 28, 2009, we entered into Waiver and Amendment Number One to Amended and Restated Credit Agreement (“Waiver and Amendment”) with the Lenders and Agent. The Waiver and Amendment provided that the Lenders and Agent would waive their right to exercise their respective rights and remedies under the credit facility arising from our failure to comply with the financial covenants in the credit facility with respect to the fiscal quarter ended June 28, 2009. In addition to a number of revisions to non-financial covenants, the Waiver and Amendment revised the applicable revolver rate under the Previous Credit Facility to an interest rate structure based on the Prime Rate plus 200 basis points or LIBOR plus 500 basis points.
On January 15, 2010, we received a demand letter from the Agent in connection with the Previous Credit Facility (“Demand Letter”). In the Demand Letter, the Agent claimed that we had (i) failed to satisfy and comply with the financial covenants set forth in Section 6.09 of the Previous Credit Facility, and (ii) failed to pay interest and expenses when due as set forth in Section 7(b) of the Previous Credit Facility. The Agent declared the outstanding principal, unpaid interest and unpaid fees in the aggregate amount of $15,914 immediately due and payable in full. The Agent demanded payment of such amount by January 22, 2010. The Agent also terminated the Lender’s commitment to lend additional funds to us under the Previous Credit Facility and increased the interest rate on the outstanding principal to the default rate set under Section 2.13(c) of the Previous Credit Facility.
On January 22, 2010, we entered into a Forbearance and Amendment Number Two to the Previous Credit Facility with the Lenders (“Forbearance Agreement”). Under the Forbearance Agreement, the Lenders agreed to forbear until February 18, 2010 from exercising their respective rights and remedies under the Previous Credit Facility and delayed the date by which we were to pay the Lenders the amount declared due and payable under the Demand Letter.
Under the Forbearance Agreement, we were required to make payments on the outstanding principal owed under the Previous Credit Facility pursuant to the following schedule: (i) $1,500 on January 22, 2010; (ii) $3,500 on or before January 29, 2010; and (iii) $500 commencing February 5, 2010 and continuing on each Friday through the term of the Forbearance Agreement. We were also required to pay a forbearance fee of $63 and all of the fees and expenses incurred by the Lenders. The Forbearance Agreement also reaffirmed the Lenders’ termination of their commitment to lend additional funds to us under the Previous Credit Facility and the increased interest rate on the outstanding principal to the default rate set under Section 2.13(c) of the Previous Credit Facility. We made all payments required by and complied with all provisions of the Forbearance Agreement.

Equity Transactions
In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. Repurchases were made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases were made in compliance with Securities and Exchange Commission guidelines and were subject to market conditions, applicable legal requirements, and other factors. We had no obligation under the program to repurchase shares and the program could have been suspended or discontinued at any time without prior notice. We funded the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary. We spent $5,141 to repurchase 628,413 shares of common stock, at an average price of approximately $8.15 per share, under this share repurchase program. During the first quarter of 2009, we repurchased 416,305 shares of common stock at an average price of approximately $7.99 per share under this share repurchase program. All other share repurchases were made in the fourth quarter of 2008. In April 2009, this share repurchase program expired.
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Recent Accounting Pronouncements and Developments
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-17 limits the scope of this ASU to research or development arrangements and requires that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2010-17 will have on our financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides additional guidance to improve disclosures regarding fair value measurements. ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. ASU No. 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The partial adoption of ASU 2010-06 did not have a material impact on our financial statements. We are currently evaluating the impact of the deferred portions of ASU No. 2010-06 will have on our financial statements; however we do not expect the adoption of the deferred portions of ASU 2010-06 to have a material impact on the financial statements, except for the additional disclosures that will be required.
In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”, to address implementation issues related to the changes in ownership provisions in ASC 810-10. ASU No. 2010-02 amends ASC 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions applies to the following: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture. The amendments also clarify that the decrease in ownership provisions do not apply to the following transactions even if they involve businesses: sales of in substance real estate; and conveyances of oil and gas mineral rights. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, entities first need to consider whether the substance of the transaction is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, etc., and apply that guidance. If no other guidance exists, an entity should apply ASC 810-10. Lastly, ASU No. 2010-02 expands existing disclosure requirements for transactions within the scope of ASC 810-10, and adds several new ones that address fair value measurements and related techniques, the nature of any continuing involvement after the transaction, and whether related parties are involved. ASU No. 2010-02 is effective beginning in the period that an entity adopts ASC 810-10. If an entity had previously adopted ASC 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments must be applied retrospectively to the date ASC 810-10 was adopted. The adoption of ASU No. 2010-02, with retrospective application to January 1, 2009, did not have a significant impact on our financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU No. 2009-13 will have on our financial statements.
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
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm has incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The final Remedial Action Plan selected may increase the estimated remediation costs modestly. Through March 28, 2010, total costs incurred have amounted to approximately $260, none of which has been capitalized. At March 28, 2010 and December 31, 2009, we had $49 and $49, respectively, reserved for this matter.

Item 6. Exhibits

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.1	Forbearance and Amendment Number Two to Amended and Restated Credit Agreement as of January 22, 2010, with the Lenders Party Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 10.32 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.2	Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.33 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.3	Revolving Credit Note with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.34 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.4
Form of Security Agreement between RBS Business Capital, a division of RBS Asset Finance, Inc. and each of Ultralife Corporation, McDowell Research Co., Inc., RedBlack Communications, Inc. and Stationary Power Services, Inc. dated as of February 17, 2010
Exhibit 10.35 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.5	Pledge and Security Agreement in favor of RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.36 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.6	Negative Pledge — Real Property with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.37 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.7	Patents Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.38 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.8	Trademark Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.39 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.9
Amendment No. 2 to the Asset Purchase Agreement dated October 31, 2008 by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated April 27, 2010
Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32	906 Certifications	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: May 7, 2010	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

10.9
Amendment No. 2 to the Asset Purchase Agreement dated October 31, 2008 by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated April 27, 2010

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