Form 10-Q
period 2010-06-27
ULTRALIFE CORP
filed 2010-08-04
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-20852
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
Common stock, $.10 par value — 17,226,391 shares of common stock outstanding, net of 1,371,900 treasury shares, as of August 1, 2010.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(unaudited)

	June 27,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,111	$6,094
Restricted cash	452	—
Trade accounts receivable (less allowance for doubtful accounts of $598 at June 27, 2010 and $1,024 at December 31, 2009)	27,895	32,449
Inventories	38,607	35,503
Deferred tax asset — current	288	288
Prepaid expenses and other current assets	1,631	1,624

Total current assets	70,984	75,958

Property, plant and equipment, net	15,361	16,648

Other assets:
Goodwill	26,175	25,436
Intangible assets, net	12,243	13,064
Security deposits and other long-term assets	322	60

	38,740	38,560

Total Assets	$125,085	$131,166

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$12,729	$19,082
Accounts payable	18,181	19,177
Income taxes payable	61	28
Other current liabilities	9,552	9,847

Total current liabilities	40,523	48,134

Long-term liabilities:
Debt and capital lease obligations	297	267
Deferred tax liability — long-term	4,223	4,100
Other long-term liabilities	543	551

Total long-term liabilities	5,063	4,918

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,598,291 at June 27, 2010 and 18,384,916 at December 31, 2009	1,861	1,831
Capital in excess of par value	170,449	169,064
Accumulated other comprehensive loss	(1,505)	(1,256)
Accumulated deficit	(83,714)	(84,021)

	87,091	85,618

Less —Treasury stock, at cost — 1,371,900 and 1,358,507 shares outstanding, respectively	7,652	7,558

Total Ultralife equity	79,439	78,060

Noncontrolling interest	60	54

Total shareholders’ equity	79,499	78,114

Total Liabilities and Shareholders’ Equity	$125,085	$131,166

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009

Revenues	$37,024	$39,593	$75,531	$79,396

Cost of products sold	27,604	32,813	56,353	64,835

Gross margin	9,420	6,780	19,178	14,561

Operating expenses:
Research and development (including $115, $148, $260 and $258 respectively, of amortization of intangible assets)	1,903	2,514	3,631	4,494
Selling, general, and administrative (including $263, $318, $613 and $549 respectively, of amortization of intangible assets)	7,106	10,591	14,282	18,649

Total operating expenses	9,009	13,105	17,913	23,143

Operating income (loss)	411	(6,325)	1,265	(8,582)

Other income (expense):
Interest income	(1)	1	2	4
Interest expense	(222)	(350)	(719)	(532)
Miscellaneous	(120)	(209)	(79)	(198)

Income (loss) before income taxes	68	(6,883)	469	(9,308)

Income tax provision-current	10	—	34	2
Income tax provision-deferred	41	95	122	184

Total income taxes	51	95	156	186

Net income (loss)	17	(6,978)	313	(9,494)

Net (income) loss attributable to noncontrolling interest	3	14	(6)	18

Net income (loss) attributable to Ultralife	$20	$(6,964)	$307	$(9,476)

Net income (loss) attributable to Ultralife common shareholders — basic	$0.00	$(0.41)	$0.02	$(0.56)

Net income (loss) attributable to Ultralife common shareholders — diluted	$0.00	$(0.41)	$0.02	$(0.56)

Weighted average shares outstanding — basic	17,164	16,894	17,089	17,024

Weighted average shares outstanding — diluted	17,169	16,894	17,094	17,024

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Periods Ended
	June 27,	June 28,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$313	$(9,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of financing fees	1,940	1,939
Amortization of intangible assets	873	807
Gain on long-lived asset disposal and write-offs	(299)	—
Foreign exchange loss	104	191
Non-cash stock-based compensation	557	1,077
Changes in deferred income taxes	122	184
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,521	420
Inventories	(3,186)	(8,094)
Prepaid expenses and other current assets	(347)	225
Income taxes payable	33	(567)
Accounts payable and other liabilities	(1,308)	339

Net cash provided from (used in) operating activities	3,323	(12,973)

INVESTING ACTIVITIES
Purchase of property and equipment	(554)	(1,253)
Proceeds from asset disposal	463	—
Change in restricted cash	(452)	—
Payments for acquired companies, net of cash acquired	(137)	(6,763)

Net cash used in investing activities	(680)	(8,016)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(6,240)	23,900
Proceeds from issuance of common stock	—	310
Proceeds from issuance of debt	—	751
Principal payments on debt and capital lease obligations	(242)	(1,192)
Purchase of treasury stock	—	(3,326)

Net cash provided from (used in) financing activities	(6,482)	20,443

Effect of exchange rate changes on cash	(144)	(157)

Change in cash and cash equivalents	(3,983)	(703)

Cash and cash equivalents at beginning of period	6,094	1,878

Cash and cash equivalents at end of period	$2,111	$1,175

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$605

Cash paid for interest	$437	$449

Noncash investing and financing activities:
Issuance of common stock for purchase of acquired companies	$858	$—

Purchase of property and equipment via notes payable	$159	$102

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

The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. For the three- and six-month periods ended June 27, 2010, AMTI contributed net sales of $3,204 and $6,043, respectively, and net income of $567 and $1,162, respectively. For the three-month period ended and from the date of acquisition through June 28, 2009, AMTI contributed net sales of $3,177 and $3,265, respectively, and net income of $120 and $71, respectively. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $4,684 was recorded as goodwill in the amount of $1,033. The acquired goodwill has been assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.
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
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	June 27, 2010	December 31, 2009
Raw materials	$20,713	$19,743
Work in process	5,993	6,044
Finished goods	11,901	9,716

	$38,607	$35,503

4.	PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consisted of the following:

	June 27, 2010	December 31, 2009
Land	$123	$123
Buildings and leasehold improvements	6,187	6,127
Machinery and equipment	43,827	43,996
Furniture and fixtures	1,846	1,829
Computer hardware and software	3,377	3,397
Construction in progress	1,218	1,324

	56,578	56,796
Less: Accumulated depreciation	41,217	40,148

	$15,361	$16,648

Depreciation expense for property, plant and equipment was $898 and $1,863 for the three- and six-month periods ended June 27, 2010, respectively, and $973 and $1,894 for the three- and six-month periods ended June 28, 2009, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS
a. Goodwill
The following table summarizes the goodwill activity by segment for the six-month periods ended June 27, 2010 and June 28, 2009:

	Battery &	Communications	Energy
	Energy Products	Systems	Services	Total
Balance at December 31, 2008	$2,072	$14,262	$6,609	$22,943

Adjustments to purchase price allocation	—	838	322	1,160
Acquisition of AMTI	—	1,261	—	1,261
Effect of foreign currency translations	(3)	—	—	(3)

Balance at June 28, 2009	2,069	16,361	6,931	25,361

Adjustments to purchase price allocation	—	(45)	117	72
Effect of foreign currency translations	3	—	—	3

Balance at December 31, 2009	2,072	16,316	7,048	25,436

Adjustments to purchase price allocation	—	(183)	912	729
Effect of foreign currency translations	10	—	—	10

Balance at June 27, 2010	$2,082	$16,133	$7,960	$26,175

Through June 27, 2010, we have accrued $54 for the 2010 portion of the contingent cash consideration in connection with the purchase price for RPS Power Systems, Inc., which is included in the other current liabilities line on our Condensed Consolidated Balance Sheet. This accrual resulted in an increase to goodwill of $54 in the Energy Services segment.
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
Under the terms of the Amendment Agreement, we agreed to issue the Share Recipients an aggregate of 200,000 shares of our unregistered common stock, valued at approximately $858, in full satisfaction of our outstanding obligations to the Selling Shareholders under the Asset Purchase Agreement. Under the terms of the Amendment Agreement, the Selling Shareholders agreed to release us from any past or present claims relating to the purchase price provisions of the Asset Purchase Agreement.

We elected to enter into the Amendment Agreement because our consolidation plan and the reorganization of our reporting units involved reorganizing the operations of the business purchased in the Asset Purchase Agreement. The post-acquisition financial milestones in the Asset Purchase Agreement did not support our current consolidation and reorganization plans and it was determined that it would be in our best interests to satisfy our obligations under the Asset Purchase Agreement. The Amendment Agreement did not change our original assessment that the contingent payout of shares of common stock was related to the acquisition of the assets of U.S. Energy Systems, Inc. Accordingly, we reflected the payment as additional purchase price.
See Note 12 for additional information relating to the revised reporting of our operating segments.
b. Intangible Assets
The composition of intangible assets was:

	June 27, 2010
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,856	$—	$4,856
Patents and technology	5,121	3,113	2,008
Customer relationships	9,827	4,551	5,276
Distributor relationships	354	251	103
Non-compete agreements	393	393	—

Total intangible assets	$20,551	$8,308	$12,243

	December 31, 2009
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,856	$—	$4,856
Patents and technology	5,119	2,852	2,267
Customer relationships	9,772	3,972	5,800
Distributor relationships	352	215	137
Non-compete agreements	393	389	4

Total intangible assets	$20,492	$7,428	$13,064

Amortization expense for intangible assets was $378 and $873 for the three- and six-month periods ended June 27, 2010, respectively, and $466 and $807 for the three- and six-month periods ended June 28, 2009, respectively.
The change in the gross assets value of total intangible assets from December 31, 2009 to June 27, 2010 is a result of changes in the valuation of tangible and intangible assets in connection with the AMTI acquisition and the effect of foreign currency translations.
6.	DEBT
On February 17, 2010, we entered into a new senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support. The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. We paid RBS a facility fee of $263.

On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under the Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as administrative agent. Our available borrowing under the Credit Facility fluctuates from time to time based upon amounts of eligible accounts receivable and eligible inventory. Available borrowings under the Credit Facility equals the lesser of (1) $35,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory. The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS. We are required to have at least $3,000 available under the Credit Facility at all times.
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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of June 27, 2010, our fixed coverage ratio was 2.33 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of June 27, 2010, we had $9,260 outstanding under the Credit Facility. At June 27, 2010, the interest rate on the asset based revolver component of the Credit Facility was 4.85%. As of June 27, 2010, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At June 27, 2010, we had $-0- of outstanding letters of credit related to this facility, leaving up to $25,740 of additional borrowing capacity.

7.	SHAREHOLDERS’ EQUITY
a. Common Stock
In February 2010, we issued 19,346 shares of unrestricted common stock to our non-employee directors, valued at $76.
In May 2010, we issued 18,528 shares of unrestricted common stock to our non-employee directors, valued at $87.
See Note 5a for additional information relating to the issuance of 200,000 shares of our common stock to the Share Recipients of U.S. Energy Systems, Inc.
b. Treasury Stock
At June 27, 2010 and December 31, 2009, we had 1,371,900 and 1,358,507 shares, respectively, of treasury stock outstanding, valued at $7,652 and $7,558, respectively. The increase in treasury shares related to the vesting of restricted stock awards for certain key employees, a portion of which were withheld as treasury shares to cover estimated individual income taxes, since the vesting of such awards is a taxable event for the individuals.
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
In June 2004, our shareholders adopted the 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock in the form of stock option grants, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, the shareholders approved an amendment to the LTIP, increasing the number of shares of common stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000. In June 2008, the shareholders approved another amendment to the LTIP, increasing the number of shares of common stock by an additional 500,000, bringing the total shares authorized under the LTIP to 2,000,000 shares.

Stock options granted under the amended stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of June 27, 2010, there were 1,705,315 stock options outstanding under the amended stock option plan and the LTIP.
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
In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $122 and $358 for the three- and six-month periods ended June 27, 2010, respectively, and $332 and $744 for the three- and six-month periods ended June 28, 2009, respectively. As of June 27, 2010, there was $862 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.43 years.
We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the six-month periods ended June 27, 2010 and June 28, 2009:

	Six-Month Periods Ended
	June 27,	June 28,
	2010	2009

Risk-free interest rate	2.11%	1.44%
Volatility factor	79.48%	68.40%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.51	3.57
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

Stock option activity for the first six months of 2010 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2010	1,805,107	$10.99
Options granted	268,000	4.47
Options exercised	—	—
Options forfeited	(88,830)	5.72
Options expired	(180,962)	12.65

Shares under option at June 27, 2010	1,803,315	$10.12	3.84 years	$262

Vested and expected to vest as of June 27, 2010	1,683,603	$10.41	3.69 years	$219

Options exercisable at June 27, 2010	1,115,246	$12.91	2.39 years	$—
The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month period ended June 27, 2010 was $-0-.
FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in the first six months of 2010 and 2009. Cash received from option exercises under our stock-based compensation plans for the six-month periods ended June 27, 2010 and June 28, 2009 was $-0- and $187, respectively.
d. Warrants
On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. In January 2009, 10,000 warrants were exercised, for total proceeds received of $123. At June 27, 2010, there were 8,000 warrants outstanding.
e. Restricted Stock Awards
There were no restricted stock grants awarded during the six-month period ended June 27, 2010.
Restricted stock grants awarded during the six-month period ended June 28, 2009 had the following values:

Six-Month
Period Ended
June 28, 2009
Number of shares awarded	24,786
Weighted average fair value per share	$10.58

Aggregate total value	$246

The activity of restricted stock awards of common stock for the first six months of 2010 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2009	46,527	$11.42
Granted	—	—
Vested	(9,944)	12.69
Forfeited	(26,500)	10.74

Unvested at June 27, 2010	10,083	$11.96

We recorded compensation cost related to restricted stock grants of $27 and $36 for the three- and six-month periods ended June 27, 2010, respectively, and $133 and $220 for the three- and six-month periods ended June 28, 2009, respectively. As of June 27, 2010, we had $124 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 1.27 years. The total fair value of these grants that vested during the six-month period ended June 27, 2010 was $44.
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
For the three- and six-month periods ended June 27, 2010, we recorded $51 and $156, respectively, in income tax expense. For the three- and six-month periods ended June 28, 2009 we recorded $95 and $186, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2010 was primarily due to the income reported for U.S. operations during the period.
Our effective consolidated tax rate for the three- and six-month periods ended June 27, 2010 and June 28, 2009 was:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Income (Loss) before Incomes Taxes (a)	$68	$(6,883)	$469	$(9,308)

Total Income Tax Provision (b)	$51	$95	$156	$186

Effective Tax Rate (b/a)	75.0%	1.4%	33.3%	2.0%
The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. and China subsidiaries, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. We incurred $10 and $33 in alternative minimum tax for the three- and six-month periods ended June 27, 2010, respectively. However, the alternative minimum tax did not have an impact on income taxes determined for 2009. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset. The tax provision for 2010 also includes a provision for state income taxes, for states in which we do not have the ability to utilize net operating loss carryforwards.

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
We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. The use of our U.K. NOL carryforwards may be limited due to the change in our U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
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
Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three- and six-month periods ended June 27, 2010 and June 28, 2009, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net Income (Loss) attributable to Ultralife	$20	$(6,964)	$307	$(9,476)
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (10,000, -0-, 25,000 and -0- shares, respectively)	—	—	—	—

Net Income (Loss) attributable to Ultralife common shareholders (a)	20	(6,964)	307	(9,476)
Effect of Dilutive Securities:
Convertible Notes Payable	—	—	—	—

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$20	$(6,964)	$307	$(9,476)

Average Common Shares Outstanding —
Basic (c)	17,164,000	16,894,000	17,089,000	17,024,000
Effect of Dilutive Securities:
Stock Options / Warrants	5,000	—	5,000	—
Convertible Notes Payable	—	—	—	—

Average Common Shares Outstanding —
Diluted (d)	17,169,000	16,894,000	17,094,000	17,024,000

EPS — Basic (a/c)	$0.00	$(0.41)	$0.02	$(0.56)
EPS — Diluted (b/d)	$0.00	$(0.41)	$0.02	$(0.56)
There were 1,773,898 and 1,839,190 outstanding stock options, warrants and restricted stock awards for the three-month periods ended June 27, 2010 and June 28, 2009, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 219,398 and 227,995 shares of common stock for the three-month periods ended June 27, 2010 and June 28, 2009, respectively, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 47,500 and -0- outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended June 27, 2010 and June 28, 2009, respectively.
There were 1,773,898 and 1,839,190 outstanding stock options, warrants and restricted stock awards for the six-month periods ended June 27, 2010 and June 28, 2009, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 221,854 and 244,569 shares of common stock for the six-month periods ended June 27, 2010 and June 28, 2009, respectively, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 47,500 and -0- outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the six-month periods ended June 27, 2010 and June 28, 2009, respectively.

10.	COMPREHENSIVE INCOME
The components of our total comprehensive income (loss) were:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net income (loss) attributable to Ultralife	$20	$(6,964)	$307	$(9,476)
Foreign currency translation adjustments	85	916	(249)	862
Change in fair value of derivatives	—	4	—	11

Total comprehensive income (loss)	$105	$(6,044)	$58	$(8,603)

11.	COMMITMENTS AND CONTINGENCIES
a. Purchase Commitments
As of June 27, 2010, we have made commitments to purchase approximately $268 of production machinery and equipment.
b. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2010 were as follows:

Balance at December 31, 2009	$1,182
Accruals for warranties issued	(224)
Settlements made	(28)

Balance at June 27, 2010	$930

c. Contingencies and Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
In May 2010, we were served with a summons and complaint by a customer of one of our subsidiaries that performs energy services. The complaint seeks damages in an amount of at least $1,500 and includes claims of breach of contract, negligent installation, and breach of warranty against us and breach of warranty against the manufacturer of the installed batteries. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the condensed consolidated financial statements as of June 27, 2010.
In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleges damages associated with claims of breach of warranty in an amount of approximately $1,400. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the condensed consolidated financial statements as of June 27, 2010.

In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The NYSDEC has approved the revised work plan and the remediation activities outlined in the work plan were initiated in July 2010. Through June 27, 2010, total costs incurred have amounted to approximately $313, none of which has been capitalized. At June 27, 2010 and December 31, 2009, we had $34 and $49, respectively, reserved for this matter.

From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we may avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we can satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of June 27, 2010, our reserve is $476 to account for the remaining eleven monthly installments of the $520 settlement amount.
d. Post-Audits of Government Contracts
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of June 27, 2010, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.

e. Government Grants/Loans
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of June 27, 2010, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. We are currently in the process of satisfying both of these commitments, and anticipate meeting both of them before the three-year period ends in October 2011. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of June 27, 2010, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. We are currently in the process of satisfying both of these commitments, and anticipate meeting both of them before the two- and three-year periods end in October 2010 and October 2011, respectively. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
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
Three-Month Period Ended June 27, 2010

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$22,405	$11,242	$3,377	$—	$37,024
Segment contribution	5,065	3,941	414	(9,009)	411
Interest expense, net				(223)	(223)
Miscellaneous				(120)	(120)
Income taxes-current				(10)	(10)
Income taxes-deferred				(41)	(41)
Noncontrolling interest				3	3
Net income attributable to Ultralife					$20
Total assets	$55,468	$44,337	$18,963	$6,317	$125,085
Three-Month Period Ended June 28, 2009

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$25,634	$10,357	$3,602	$—	$39,593
Segment contribution	4,296	2,321	163	(13,105)	(6,325)
Interest expense, net				(349)	(349)
Miscellaneous				(209)	(209)
Income taxes-current				—	—
Income taxes-deferred				(95)	(95)
Noncontrolling interest				14	14
Net income attributable to Ultralife					$(6,964)
Total assets	$62,817	$54,642	$20,380	$4,824	$142,663
Six-Month Period Ended June 27, 2010

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$45,808	$24,308	$5,415	$—	$75,531
Segment contribution	10,001	8,844	333	(17,913)	1,265
Interest expense, net				(717)	(717)
Miscellaneous				(79)	(79)
Income taxes-current				(34)	(34)
Income taxes-deferred				(122)	(122)
Noncontrolling interest				(6)	(6)
Net income attributable to Ultralife					$307
Total assets	$55,468	$44,337	$18,963	$6,317	$125,085

Six-Month Period Ended June 28, 2009

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$48,626	$21,622	$9,148	$—	$79,396
Segment contribution	8,096	5,937	528	(23,143)	(8,582)
Interest expense, net				(528)	(528)
Miscellaneous				(198)	(198)
Income taxes-current				(2)	(2)
Income taxes-deferred				(184)	(184)
Noncontrolling interest				18	18
Net income attributable to Ultralife					$(9,476)
Total assets	$62,817	$54,642	$20,380	$4,824	$142,663
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2010-17 will have on our financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides additional guidance to improve disclosures regarding fair value measurements. ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. ASU No. 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The partial adoption of ASU 2010-06 did not have a material impact on our financial statements. We are currently evaluating the impact of the deferred portions of ASU No. 2010-06 will have on our financial statements; however, we do not expect the adoption of the deferred portions of ASU 2010-06 to have a material impact on our financial statements, except for the additional disclosures that will be required.

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
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU No. 2009-13 will have on our financial statements.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, the successful integration of our acquired businesses, the impairment of our intangible assets, general domestic and global economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, and other risks and uncertainties, certain of which are beyond our control including, but not limited to, the risks described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used is this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.
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
Overview
Consolidated revenues for the three-month period ended June 27, 2010 decreased by $2,569, or 6.5%, from the three-month period ended June 28, 2009. This decrease was primarily caused by decreased revenues in our Battery & Energy Products and Energy Services segments. Despite the decrease in consolidated revenue, gross margin increased to 25.4% as a percentage of total revenues for the three-month period ended June 27, 2010, as opposed to 17.1% for the three-month period ended June 28, 2009. Gross margin increased in each of our operating segments. Gross margin as a percentage of total revenues for our Battery & Energy Products, Communications Systems and Energy Services segments during the three-months ended June 27, 2010 compared to the three month period ended June 28, 2009 increased 5.8%, 12.7% and 7.8%, respectively. The primary reason for the gross margin improvement was improvements in manufacturing efficiencies, favorable product mix and higher selling prices realized for some of our products.
Operating expenses decreased to $9,009 during the three-month period ended June 27, 2010 compared to $13,105 during the three-month period ended June 28, 2009. The “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 were primarily responsible for this improvement. These actions more than offset the increased expenses we have incurred from our acquisitions of US Energy in November 2008 and AMTI in March 2009. In addition, operating expenses for the second quarter of 2009 included approximately $1,200 of non-recurring items associated with staff reductions and legal expenses relating to a litigation matter that was successfully resolved.
Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,844 in the second quarter of 2010 compared to negative $4,516 for the second quarter of 2009. See the section “Adjusted EBITDA” beginning on page 31 for a reconciliation of Adjusted EBITDA to net income (loss) attributable to Ultralife.

With continued cash flow generated from our operations and favorable improvements made to our balance sheet, the outstanding balance on our new credit facility was $9,260 at June 27, 2010. By comparison, at June 28, 2009 and at December 31, 2009, the outstanding revolver balance under our previous credit facility was $23,900 and $15,500, respectively.
Results of Operations
Three-month periods ended June 27, 2010 and June 28, 2009
Revenues. Consolidated revenues for the three-month period ended June 27, 2010 amounted to $37,024, a decrease of $2,569, or 6.5%, from the $39,593 reported in the same quarter in the prior year.
Battery & Energy Products sales decreased $3,229, or 12.6%, from $25,634 during the second quarter last year to $22,405 during the second quarter this year. The decrease in Battery & Energy Products revenues was primarily attributable to lower battery sales to the U.S Department of Defense, which was partially offset by higher demand for our automotive telematics batteries resulting from more favorable economic conditions.
Communications Systems revenues increased $885, or 8.5%, from $10,357 during the second quarter last year to $11,242 during the second quarter this year, mainly due to higher shipments of McDowell branded charger and communication accessory products.
Energy Services revenues decreased $225, or 6.2%, from $3,602 during the second quarter last year to $3,377 during the second quarter this year, reflecting continued customer delays in capital expenditures for backup stationary power. These delays were a result of the recent recessionary economic conditions, and primarily attributable to larger capital projects.
Cost of Products Sold. Cost of products sold totaled $27,604 for the quarter ended June 27, 2010, a decrease of $5,209, or 15.9%, from the $32,813 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 82.9% for the three-month period ended June 28, 2009 to 74.6% for the three-month period ended June 27, 2010. Correspondingly, consolidated gross margin was 25.4% for the three-month period ended June 27, 2010, compared with 17.1% for the three-month period ended June 28, 2009, attributable to the margin improvements across all three business segments.
In our Battery & Energy Products segment, the cost of products sold decreased $3,998, from $21,338 during the three-month period ended June 28, 2009 to $17,340 during the three-month period ended June 27, 2010. Battery & Energy Products gross margin for the second quarter of 2010 was $5,065, or 22.6% of revenues, an increase of $769 from gross margin of $4,296, or 16.8% of revenues, for the second quarter of 2009. Battery & Energy Products gross margin and gross margin as a percentage of revenues both increased for the three-month period ended June 27, 2010, primarily as a result of manufacturing efficiencies and higher selling prices realized for some of our products, in comparison to the three-month period ended June 28, 2009.
In our Communications Systems segment, the cost of products sold decreased $735, from $8,036 during the three-month period ended June 28, 2009 to $7,301 during the second quarter of 2010. Communications Systems gross margin for the second quarter of 2010 was $3,941, or 35.1% of revenues, an increase of $1,620 from gross margin of $2,321, or 22.4% of revenues, for the second quarter of 2009. The increase in the gross margin percentage for Communications Systems resulted from favorable product mix, improved efficiencies for our McDowell branded products and AMTI amplifiers and the impact of inventory reserves recorded in 2009 relating to the consolidation of our amplifier manufacturing under the AMTI business.

In our Energy Services segment, the cost of sales decreased $476, from $3,439 during the three-month period ended June 28, 2009 to $2,963 during the three-month period ended June 27, 2010. Energy Services gross margin for the second quarter of 2010 was $414, or 12.3% of revenues, an increase of $251 from gross margin of $163, or 4.5% of revenues, for the second quarter of 2009. Gross margin in this segment increased mainly due to higher sales recognized from lead acid battery sales.
Operating Expenses. Total operating expenses for the three-month period ended June 27, 2010 totaled $9,009, a decrease of $4,096 from $13,105 for the three-month period ended June 28, 2009. Overall, operating expenses as a percentage of sales decreased to 24.3% during the second quarter of 2010 from 33.1% reported in the second quarter of 2009, due to the “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 which have now been realized. These actions more than offset the increased expenses we have incurred from our acquisitions of US Energy in November 2008 and AMTI in March 2009. In addition, operating expenses for the second quarter of 2009 included approximately $1,200 of non-recurring items associated with staff reductions and legal expenses relating to a litigation matter that was successfully resolved. Amortization expense associated with intangible assets related to our acquisitions was $378 for the second quarter of 2010 ($263 in selling, general and administrative expenses and $115 in research and development costs), compared with $466 for the second quarter of 2009 ($318 in selling, general, and administrative expenses and $148 in research and development costs). Research and development costs were $1,903 in the second quarter of 2010, a decrease of $611, or 24.3%, from the $2,514 reported in the second quarter of 2009, due to the timing of development projects relating primarily to advanced battery systems. Selling, general, and administrative expenses decreased $3,485, or 32.9%, to $7,106 during the second quarter of 2010 as compared to the second quarter of 2009. This decrease represents the results of our broad actions to reduce our overall spending base in non-revenue producing functions, along with the impact of the 2009 non-recurring items mentioned above.
Other Income (Expense). Other income (expense) totaled ($343) for the second quarter of 2010, compared to ($558) for the second quarter of 2009. Interest expense, net of interest income, decreased $126, to $223 for the second quarter of 2010 from $349 for the comparable period in 2009, mainly as a result of lower average borrowings under our revolving credit facilities. Miscellaneous income/expense amounted to expense of $120 for the second quarter of 2010 compared with expense of $209 for the second quarter of 2009. The expense in the second quarter of 2010 and 2009 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
Income Taxes. We reflected a tax provision of $51 for the second quarter of 2010 compared with $95 during the second quarter of 2009. The effective tax rate for the total consolidated company for the three-month periods ended June 27, 2010 and June 28, 2009 was:

	Three-Month Periods Ended
	June 27,	June 28,
	2010	2009
Income (Loss) before Incomes Taxes (a)	$68	$(6,883)

Total Income Tax Provision (b)	$51	$95

Effective Tax Rate (b/a)	75.0%	1.4%
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. We incurred $10 in alternative minimum tax for the three-month period ended June 27, 2010. However, the alternative minimum tax did not have an impact on income taxes determined for the second quarter of 2009. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Net Income (Loss) Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $20 and $0.00, respectively, for the three months ended June 27, 2010, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $6,964 and $0.41, respectively, for the second quarter of 2009, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 16,894,000 in the second quarter of 2009 to 17,169,000 in the second quarter of 2010, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy under the Amended Purchase Agreement in April 2010.
Six-month periods ended June 27, 2010 and June 28, 2009
Revenues. Consolidated revenues for the six-month period ended June 27, 2010 amounted to $75,531, a decrease of $3,865, or 4.9%, from the $79,396 reported in the same period in the prior year.
Battery & Energy Products sales decreased $2,818, or 5.8%, from $48,626 during the first six months last year to $45,808 during the first six months this year. The decrease in Battery & Energy Products revenues was primarily attributable to lower battery sales to the U.S. Department of Defense, which was partially offset by higher demand for our automotive telematics batteries resulting from more favorable economic conditions.
Communications Systems revenues increased $2,686, or 12.4%, from $21,622 during the first six months last year to $24,308 during the first six months this year, mainly due to the inclusion of amplifier sales resulting from our acquisition of AMTI on March 20, 2009 and continued favorable demand for these products.
Energy Services revenues decreased $3,733, or 40.8%, from $9,148 during the first six months last year to $5,415 during the first six months this year, reflecting continued customer delays in capital expenditures for backup stationary power. These delays were a result of the recent recessionary economic conditions, and primarily attributable to larger capital projects.
Cost of Products Sold. Cost of products sold totaled $56,353 for the six-month period ended June 27, 2010, a decrease of $8,482, or 13.1%, from the $64,835 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 81.7% for the six-month period ended June 28, 2009 to 74.6% for the six-month period ended June 27, 2010. Correspondingly, consolidated gross margin was 25.4% for the six-month period ended June 27, 2010, compared with 18.3% for the six-month period ended June 28, 2009, generally attributable to the margin improvements across all three business segments.

In our Battery & Energy Products segment, the cost of products sold decreased $4,723, from $40,530 during the six-month period ended June 28, 2009 to $35,807 during the six-month period ended June 27, 2010. Battery & Energy Products gross margin for the six-month period ended June 27, 2010 was $10,001, or 21.8% of revenues, an increase of $1,905 from gross margin of $8,096, or 16.6% of revenues, for the first six months of 2009. Battery & Energy Products gross margin and gross margin as a percentage of revenues both increased for the six-month period ended June 27, 2010, primarily as a result of manufacturing efficiencies and higher selling prices realized for some of our products, in comparison to the six-month period ended June 28, 2009.
In our Communications Systems segment, the cost of products sold decreased $221, from $15,685 during the six-month period ended June 28, 2009 to $15,464 during the first six months of 2010. Communications Systems gross margin for the first six months of 2010 was $8,844, or 36.4% of revenues, an increase of $2,907 from gross margin of $5,937, or 27.5% of revenues, for the first six months of 2009. The increase in the gross margin percentage for Communications Systems resulted primarily from our acquisition of the AMTI amplifier business and its higher margin products.
In our Energy Services segment, the cost of sales decreased $3,538, from $8,620 during the six-month period ended June 28, 2009 to $5,082 during the six-month period ended June 27, 2010. Energy Services gross margin for the first six months of 2010 was $333, or 6.1% of revenues, a decrease of $195 from gross margin of $528, or 5.8% of revenues, for the first six months of 2009. Gross margin in this particular segment decreased mainly due to lower sales caused by project delays and ongoing pricing pressures in this industry.
Operating Expenses. Total operating expenses for the six-month period ended June 27, 2010 totaled $17,913, a decrease of $5,230 from the prior year’s $23,143. Overall, operating expenses as a percentage of sales decreased to 23.7% during the first six months of 2010 from 29.1% reported in the first six months of 2009, due to the “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 which have now been realized. These actions more than offset the increased expenses we have incurred from our acquisitions of US Energy in November 2008 and AMTI in March 2009. Amortization expense associated with intangible assets related to our acquisitions was $873 for the first six months of 2010 ($613 in selling, general and administrative expenses and $260 in research and development costs), compared with $807 for the first six months of 2009 ($549 in selling, general, and administrative expenses and $258 in research and development costs). Research and development costs were $3,631 in the first six months of 2010, a decrease of $863, or 19.2%, from the $4,494 reported in the first six months of 2009, due to the timing of development projects relating primarily to advanced battery systems. Selling, general, and administrative expenses decreased $4,367, or 23.4%, to $14,282 during the first six months of 2010 as compared to the first six months of 2009. This decrease represents the results of our broad actions to reduce our overall spending base in non-revenue producing functions, as well as approximately $1,200 of non-recurring expenses that were recorded in the second quarter of 2009 associated with staff reductions and legal expenses relating to a litigation matter that was successfully resolved.
Other Income (Expense). Other income (expense) totaled ($796) for the first six months of 2010, compared to ($726) for the first six months of 2009. Interest expense, net of interest income, increased $189, to $717 for the first six months of 2010 from $528 for the comparable period in 2009, mainly as a result of expenses related to the termination of our previous credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company earlier this year, partially offset by lower average borrowings under our revolving credit facilities. Miscellaneous income/expense amounted to expense of $79 for the first six months of 2010 compared with expense of $198 for the first six months of 2009. The expense in the first six months of 2010 and 2009 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $156 for the first six months of 2010 compared with $186 during the first six months of 2009. The effective tax rate for the total consolidated company for the six-month periods ended June 27, 2010 and June 28, 2009 was:

	Six-Month Periods Ended
	June 27,	June 28,
	2010	2009
Income (Loss) before Incomes Taxes (a)	$469	$(9,308)

Total Income Tax Provision (b)	$156	$186

Effective Tax Rate (b/a)	33.3%	2.0%
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did have an impact of $34 on income taxes determined for the first six months of 2010. However, this limitation did not have an impact on income taxes determined for the first six months of 2009. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Net Income (Loss) Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $307 and $0.02, respectively, for the six months ended June 27, 2010, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $9,476 and $0.56, respectively, for the first six months of 2009, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 17,024,000 in the first six months of 2009 to 17,094,000 in the first six months of 2010, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy under the Amended Purchase Agreement in April 2010.
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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009

Net income (loss) attributable to Ultralife	$20	$(6,964)	$307	$(9,476)
Add: interest expense, net	223	349	717	528
Add: income tax provision	51	95	156	186
Add: depreciation expense	936	997	1,940	1,939
Add: amortization expense	378	466	873	807
Add: stock-based compensation expense	236	541	557	1,077

Adjusted EBITDA	$1,844	$(4,516)	$4,550	$(4,939)

Liquidity and Capital Resources
As of June 27, 2010, cash and cash equivalents totaled $2,111, a decrease of $3,983 from December 31, 2009. The primary reason for the decrease in cash is our repayment on the revolver portion of our previous and current credit facilities. During the six-month period ended June 27, 2010, we generated $3,323 of cash from operating activities as compared to the use of $12,973 for the six-month period ended June 28, 2009. The generation of cash from operating activities in 2010 resulted mainly from decreased working capital requirements, including lower balances of accounts receivables and accounts payable, partially offset by a higher balance in inventories, as well as our favorable operating results.
We used $680 in cash for investing activities during the first six months of 2010 compared with $8,016 in cash used for investing activities in the same period in 2009. In the first six months of 2010, we spent $554 to purchase plant, property and equipment, $452 was used to establish a restricted cash fund in connection with our U.K. operations, and $137 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”). In addition, we received $463 in cash proceeds from dispositions of property, plant and equipment. In the first six months of 2009, we spent $1,253 to purchase plant, property and equipment, and $6,763 was used in connection with the acquisition of AMTI, as well as contingent purchase price payouts related to RedBlack and RPS.
During the six-month period ended June 27, 2010, we used $6,482 in funds from financing activities compared to the generation of $20,443 in funds in the same period of 2009. The financing activities in the first six months of 2010 included a $6,240 outflow from repayments on the revolver portion of our primary credit facilities, and an outflow of $242 for principal payments on debt and capital lease obligations. The financing activities in the first six months of 2009 included a $23,900 inflow from drawdowns on the revolver portion of our primary credit facility, an inflow of $751 for proceeds from the issuance of debt, and an inflow of cash from stock option and warrant exercises of $310, offset by an outflow of $1,192 for principal payments on term debt under our primary credit facility and capital lease obligations, and an outflow of $3,326 for the purchase of treasury shares related to our share repurchase program.
Inventory turnover for the first six months of 2010 was an annualized rate of approximately 2.8 turns per year, relatively unchanged from the 2.7 turns for the full year of 2009. Our Days Sales Outstanding (DSOs) as of June 27, 2010, was 67 days, relatively unchanged from the 69 days at year-end December 31, 2009.
As of June 27, 2010, we had made commitments to purchase approximately $268 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.

Debt Commitments
On February 17, 2010, we entered into a new senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support. The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. We paid RBS a facility fee of $263.
On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under the Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as administrative agent. Our available borrowing under the Credit Facility fluctuates from time to time based upon amounts of eligible accounts receivable and eligible inventory. Available borrowings under the Credit Facility equals the lesser of (1) $35,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory. The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS. We are required to have at least $3,000 available under the Credit Facility at all times.
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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of June 27, 2010, our fixed coverage ratio was 2.33 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of June 27, 2010, we had $9,260 outstanding under the Credit Facility. At June 27, 2010, the interest rate on the asset based revolver component of the Credit Facility was 4.85%. As of June 27, 2010, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At June 27, 2010, we had $-0- of outstanding letters of credit related to this facility, leaving up to $25,740 of additional borrowing capacity.
Equity Transactions
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
Under the terms of the Amendment Agreement, we agreed to issue the Share Recipients an aggregate of 200,000 shares of our unregistered common stock, valued at approximately $858, in full satisfaction of our outstanding obligations to the Selling Shareholders under the Asset Purchase Agreement. Under the terms of the Amendment Agreement, the Selling Shareholders agreed to release us from any past or present claims relating to the purchase price provisions of the Asset Purchase Agreement.
We elected to enter into the Amendment Agreement because our consolidation plan and the reorganization of our reporting units involved reorganizing the operations of the business purchased in the Asset Purchase Agreement. The post-acquisition financial milestones in the Asset Purchase Agreement did not support our current consolidation and reorganization plans and it was determined that it would be in our best interests to satisfy our obligations under the Asset Purchase Agreement. The Amendment Agreement did not change our original assessment that the contingent payout of shares of common stock was related to the acquisition of the assets of U.S. Energy Systems, Inc. Accordingly, we reflected the payment as additional purchase price.
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
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.

Other Matters
We continually explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us. In the event that we are unable to finance our operations with the internally generated funds or through the use of additional financing that currently is available to us, we may need to seek additional credit or access capital markets for additional funds. We can provide no assurance that we would be successful in this regard, especially in light of our recent operating performance.
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
Outlook
Our current 2010 forecast calls for us to generate revenue in the range of $177,000 to $182,000 and operating income of approximately $7,000. Excluded from this forecast is any revenue associated with orders for batteries from the U.S. Department of Defense. Management cautions that the timing of orders and shipments may cause some variability in quarterly results.
See Overview section for additional information.
Recent Accounting Pronouncements and Developments
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2010-17 will have on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides additional guidance to improve disclosures regarding fair value measurements. ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. ASU No. 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The partial adoption of ASU 2010-06 did not have a material impact on our financial statements. We are currently evaluating the impact of the deferred portions of ASU No. 2010-06 will have on our financial statements; however, we do not expect the adoption of the deferred portions of ASU 2010-06 to have a material impact on our financial statements, except for the additional disclosures that will be required.
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
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU No. 2009-13 will have on our financial statements.

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
During the first six months of 2010, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended June 27, 2010, there were no material changes to our quantitative and qualitative disclosures about market risk as presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures — Our president and chief executive officer (principal executive officer) and our chief financial officer and treasurer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our president and chief executive officer and chief financial officer and treasurer concluded that our disclosure controls and procedures were effective as of such date.
Changes In Internal Control Over Financial Reporting — There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The NYSDEC has approved the revised work plan and the remediation activities outlined in the work plan were initiated in July 2010. Through June 27, 2010, total costs incurred have amounted to approximately $313, none of which has been capitalized. At June 27, 2010 and December 31, 2009, we had $34 and $49, respectively, reserved for this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2010, we issued an aggregate of 200,000 shares of our common stock to Ken Cotton, Shawn O’Connell, Simon Baitler and Tim Jacobs (the “Share Recipients”) in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended. As partial consideration of the assets we purchased from U.S. Energy Systems, Inc. (“USE”) in October 2008, we agreed to issue up to an aggregate of 200,000 shares of our common stock to certain of USE’s shareholders if certain future sales targets were satisfied. On April 27, 2010, we agreed to issue the Share Recipients 200,000 shares of our common stock in full satisfaction of our obligations under the asset purchase agreement with USE. See Note 5a to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding this transaction.
Item 6. Exhibits

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.1
Amendment No. 2 to the Asset Purchase Agreement dated October 31, 2008 by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated April 27, 2010
Exhibit 10.9 of the Form 10-Q for the quarter ended March 28, 2010, filed May 7, 2010
10.2 †	Addendum to Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of Form 8-K filed on May 27, 2010
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: August 4, 2010	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002