Form 10-Q
period 2010-09-26
ULTRALIFE CORP
filed 2010-11-03
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $.10 par value — 17,243,007 shares of common stock outstanding, net of 1,371,900 treasury shares, as of October 31, 2010.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	September 26,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$7,093	$6,094
Restricted cash	475	—
Trade accounts receivable (less allowance for doubtful accounts of $646 at September 26, 2010 and $1,024 at December 31, 2009)	29,855	32,449
Inventories	38,037	35,503
Deferred tax asset — current	288	288
Prepaid expenses and other current assets	2,081	1,624

Total current assets	77,829	75,958

Property, plant and equipment, net	14,818	16,648

Other assets:
Goodwill	26,218	25,436
Intangible assets, net	11,870	13,064
Security deposits and other long-term assets	285	60

	38,373	38,560

Total Assets	$131,020	$131,166

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$12,143	$19,082
Accounts payable	16,951	19,177
Income taxes payable	191	28
Other current liabilities	11,840	9,847

Total current liabilities	41,125	48,134

Long-term liabilities:
Debt and capital lease obligations	303	267
Deferred tax liability — long-term	4,507	4,100
Other long-term liabilities	525	551

Total long-term liabilities	5,335	4,918

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,614,907 at September 26, 2010 and 18,384,916 at December 31, 2009	1,863	1,831
Capital in excess of par value	170,725	169,064
Accumulated other comprehensive loss	(1,220)	(1,256)
Accumulated deficit	(79,188)	(84,021)

	92,180	85,618

Less —Treasury stock, at cost — 1,371,900 and 1,358,507 shares outstanding, respectively	7,652	7,558

Total Ultralife equity	84,528	78,060

Noncontrolling interest	32	54

Total shareholders’ equity	84,560	78,114

Total Liabilities and Shareholders’ Equity	$131,020	$131,166

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009

Revenues	$53,281	$42,363	$128,812	$121,759

Cost of products sold	38,409	31,999	94,762	96,834

Gross margin	14,872	10,364	34,050	24,925

Operating expenses:
Research and development (including $116, $139, $376 and $397 respectively, of amortization of intangible assets)	2,611	2,748	6,242	7,242
Selling, general, and administrative (including $262, $310, $875 and $859 respectively, of amortization of intangible assets)	7,545	8,020	21,827	26,669

Total operating expenses	10,156	10,768	28,069	33,911

Operating income (loss)	4,716	(404)	5,981	(8,986)

Other income (expense):
Interest income	—	16	2	20
Interest expense	(253)	(470)	(972)	(1,002)
Miscellaneous	449	350	370	152

Income (loss) before income taxes	4,912	(508)	5,381	(9,816)

Income tax provision-current	130	17	164	19
Income tax provision-deferred	284	88	406	272

Total income taxes	414	105	570	291

Net income (loss)	4,498	(613)	4,811	(10,107)

Net (income) loss attributable to noncontrolling interest	28	8	22	26

Net income (loss) attributable to Ultralife	$4,526	$(605)	$4,833	$(10,081)

Net income (loss) attributable to Ultralife common shareholders — basic	$0.26	$(0.04)	$0.28	$(0.59)

Net income (loss) attributable to Ultralife common shareholders — diluted	$0.26	$(0.04)	$0.28	$(0.59)

Weighted average shares outstanding — basic	17,225	16,921	17,131	16,996

Weighted average shares outstanding — diluted	17,449	16,921	17,136	16,996

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine-Month Periods Ended
	September 26,	September 27,
	2010	2009
OPERATING ACTIVITIES Net income (loss)	$4,811	$(10,107)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of financing fees	2,952	2,986
Amortization of intangible assets	1,251	1,256
Gain on long-lived asset disposal and write-offs	(220)	—
Foreign exchange gain	(332)	(150)
Gain on litigation settlement	—	(1,256)
Non-cash stock-based compensation	835	995
Changes in deferred income taxes	406	272
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,609	(5,307)
Inventories	(2,524)	135
Prepaid expenses and other current assets	(794)	(112)
Income taxes payable	163	(567)
Accounts payable and other liabilities	(315)	(3,203)

Net cash provided from (used in) operating activities	8,842	(15,058)

INVESTING ACTIVITIES
Purchase of property and equipment	(901)	(1,443)
Proceeds from asset disposal	464	—
Change in restricted cash	(475)	—
Payments for acquired companies, net of cash acquired	(137)	(6,766)

Net cash used in investing activities	(1,049)	(8,209)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(6,867)	26,550
Proceeds from issuance of common stock	—	310
Proceeds from issuance of debt	—	751
Principal payments on debt and capital lease obligations	(288)	(1,468)
Purchase of treasury stock	—	(3,326)

Net cash provided from (used in) financing activities	(7,155)	22,817

Effect of exchange rate changes on cash	361	269

Change in cash and cash equivalents	999	(181)

Cash and cash equivalents at beginning of period	6,094	1,878

Cash and cash equivalents at end of period	$7,093	$1,697

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$605

Cash paid for interest	$641	$823

Noncash investing and financing activities:
Issuance of common stock for purchase of acquired companies	$858	$—

Purchase of property and equipment via notes payable	$252	$102

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands — Except Share and Per Share Amounts)
(unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation and our subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements contained in our Form 10-K for the twelve-month period ended December 31, 2009.
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

The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed were included in our financial statements beginning on the acquisition date. For the three- and nine-month periods ended September 26, 2010, AMTI contributed net sales of $3,064 and $9,107, respectively, and net income of $248 and $1,410, respectively. For the three-month period ended and from the date of acquisition through September 27, 2009, AMTI contributed net sales of $3,896 and $7,161, respectively, and net income of $743 and $814, respectively. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $4,684 was recorded as goodwill in the amount of $1,033. The acquired goodwill has been assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.
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

3. INVENTORIES
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	September 26, 2010	December 31, 2009
Raw materials	$19,578	$19,743
Work in process	6,850	6,044
Finished goods	11,609	9,716

	$38,037	$35,503

4. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consisted of the following:

	September 26, 2010	December 31, 2009
Land	$123	$123
Buildings and leasehold improvements	6,192	6,127
Machinery and equipment	44,887	43,996
Furniture and fixtures	1,835	1,829
Computer hardware and software	3,387	3,397
Construction in progress	877	1,324

	57,301	56,796
Less: Accumulated depreciation	42,483	40,148

	$14,818	$16,648

Depreciation expense for property, plant and equipment was $973 and $2,836 for the three- and nine-month periods ended September 26, 2010, respectively, and $1,016 and $2,910 for the three- and nine-month periods ended September 27, 2009, respectively.

5. GOODWILL AND INTANGIBLE ASSETS
a. Goodwill
The following table summarizes the goodwill activity by segment for the nine-month periods ended September 26, 2010 and September 27, 2009:

	Battery &	Communications	Energy
	Energy Products	Systems	Services	Total

Balance at December 31, 2008	$2,072	$14,262	$6,609	$22,943

Adjustments to purchase price allocation	—	838	431	1,269
Acquisition of AMTI	—	1,397	—	1,397
Effect of foreign currency translations	—	—	—	—

Balance at September 27, 2009	2,072	16,497	7,040	25,609

Adjustments to purchase price allocation	—	(181)	8	(173)
Effect of foreign currency translations	—	—	—	—

Balance at December 31, 2009	2,072	16,316	7,048	25,436

Adjustments to purchase price allocation	—	(183)	929	746
Effect of foreign currency translations	36	—	—	36

Balance at September 26, 2010	$2,108	$16,133	$7,977	$26,218

Through September 26, 2010, we have accrued $71 for the 2010 portion of the contingent cash consideration in connection with the purchase price for RPS Power Systems, Inc., which is included in the other current liabilities line of our Condensed Consolidated Balance Sheet. This accrual resulted in an increase to goodwill of $71 in the Energy Services segment.
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
b. Intangible Assets
The composition of intangible assets was:

	September 26, 2010
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,857	$—	$4,857
Patents and technology	5,127	3,234	1,893
Customer relationships	9,839	4,815	5,024
Distributor relationships	358	262	96
Non-compete agreements	394	394	—

Total intangible assets	$20,575	$8,705	$11,870

	December 31, 2009
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,856	$—	$4,856
Patents and technology	5,119	2,852	2,267
Customer relationships	9,772	3,972	5,800
Distributor relationships	352	215	137
Non-compete agreements	393	389	4

Total intangible assets	$20,492	$7,428	$13,064

Amortization expense for intangible assets was $378 and $1,251 for the three- and nine-month periods ended September 26, 2010, respectively, and $449 and $1,256 for the three- and nine-month periods ended September 27, 2009, respectively.
The change in the gross assets value of total intangible assets from December 31, 2009 to September 26, 2010 is a result of changes in the valuation of tangible and intangible assets in connection with the AMTI acquisition and the effect of foreign currency translations.

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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of September 26, 2010, our fixed coverage ratio was 3.72 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of September 26, 2010, we had $8,633 outstanding under the Credit Facility. At September 26, 2010, the interest rate on the asset based revolver component of the Credit Facility was 4.76%. As of September 26, 2010, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At September 26, 2010, we had $-0- of outstanding letters of credit related to this facility, leaving up to $26,367 of additional borrowing capacity.
On November 16, 2007, under the terms of the stock purchase agreement for Stationary Power Services, Inc. (“SPS”), we issued a $4,000 subordinated convertible promissory note to be held by the previous owner of SPS for partial consideration of the purchase price. The $4,000 subordinated convertible promissory note carries a three-year term, bears interest at the rate of 5% per year and is convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including FASB’s guidance in accounting for derivative instruments and hedging activities and accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and concluded that this feature should not be separately accounted for as a derivative. Effective March 28, 2009, we entered into Amended and Restated Subordinated Convertible Promissory Note (“Amended Note”) with William Maher, the former owner of SPS. The Amended Note reduced the principal amount under the original subordinated convertible promissory note (“Original Note”), as issued in connection with the SPS acquisition in November 2007, by an amount equal to $580. This reduction was an offset of amounts owed to SPS from WMSP Holdings, LLC (an entity wholly owned by William Maher). There were no other revisions to any of the other terms of the Original Note. In February 2010, in connection with the closing on the new credit facility with RBS, we made a prepayment of $129 on the outstanding principal balance of the Amended Note. In April 2010, we changed the name of Stationary Power Services, Inc. to Ultralife Energy Services Corporation (“Energy Services”). As of September 26, 2010, the outstanding balance on the Amended Note was $3,291. The Amended Note matures on November 16, 2010, with principal and accrued interest due in full, totaling $3,312. We expect to pay the $3,312 amount primarily from cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary.
7. SHAREHOLDERS’ EQUITY
a. Common Stock
In February 2010, we issued 19,346 shares of unrestricted common stock to our non-employee directors, valued at $76.
In May 2010, we issued 18,528 shares of unrestricted common stock to our non-employee directors, valued at $87.
In August 2010, we issued 16,616 shares of unrestricted common stock to our non-employee directors, valued at $76.
See Note 5a for additional information relating to the issuance of 200,000 shares of our common stock to the Share Recipients of U.S. Energy Systems, Inc.
b. Treasury Stock
At September 26, 2010 and December 31, 2009, we had 1,371,900 and 1,358,507 shares, respectively, of treasury stock outstanding, valued at $7,652 and $7,558, respectively. The increase in treasury shares related to the vesting of restricted stock awards for certain key employees, a portion of which were withheld as treasury shares to cover estimated individual income taxes, since the vesting of such awards is a taxable event for the individuals.

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
Our shareholders have approved various equity-based plans that permit the grant of stock options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of options outside of these plans.
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
Stock options granted under the amended stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as stock options granted to employees. As of September 26, 2010, there were 1,579,409 stock options outstanding under the amended stock option plan and the LTIP.
On December 19, 2005, we granted our President and Chief Executive Officer, John D. Kavazanjian, an option to purchase 48,000 shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The stock option is fully vested and expires on June 8, 2013.
On March 7, 2008, in connection with his becoming employed by us, we granted our Chief Financial Officer and Treasurer, Philip A. Fain, an option to purchase 50,000 shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option vests in annual increments of 16,667 shares over a three-year period which commenced March 7, 2009. The stock option expires on March 7, 2015.

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $175 and $533 for the three- and nine-month periods ended September 26, 2010, respectively, and $53 and $797 for the three- and nine-month periods ended September 27, 2009, respectively. As of September 26, 2010, there was $680 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.22 years.
We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the nine-month periods ended September 26, 2010 and September 27, 2009:

	Nine-Month Periods Ended
	September 26,	September 27,
	2010	2009

Risk-free interest rate	2.09%	1.44%
Volatility factor	79.34%	68.58%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.51	3.51
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
Stock option activity for the first nine months of 2010 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2010	1,805,107	$10.99
Options granted	277,750	4.46
Options exercised	—	—
Options forfeited	(89,163)	5.75
Options expired	(316,285)	12.48

Shares under option at September 26, 2010	1,677,409	$9.91	3.89 years	$133

Vested and expected to vest as of September 26, 2010	1,559,676	$10.22	3.75 years	$112

Options exercisable at September 26, 2010	994,254	$12.97	2.46 years	$—
The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month period ended September 26, 2010 was $-0-.
FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first nine months of 2010 and 2009. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 26, 2010 and September 27, 2009 was $-0- and $187, respectively.

d. Warrants
On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. In January 2009, 10,000 warrants were exercised, for total proceeds received of $123. At September 26, 2010, there were 8,000 warrants outstanding.
e. Restricted Stock Awards
No restricted stock was awarded during the nine-month period ended September 26, 2010.
Restricted stock awarded during the nine-month period ended September 27, 2009 had the following values:

Nine-Month
Period Ended
September 27, 2009
Number of shares awarded	24,786
Weighted average fair value per share	$10.58

Aggregate total value	$246

The activity of restricted stock awards of common stock for the first nine months of 2010 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2009	46,527	$11.42
Granted	—	—
Vested	(9,944)	12.69
Forfeited	(26,500)	10.74

Unvested at September 26, 2010	10,083	$11.96

We recorded compensation cost related to restricted stock awards of $27 and $63 for the three- and nine-month periods ended September 26, 2010, respectively, and $(211) and $9 for the three- and nine-month periods ended September 27, 2009, respectively. During the third quarter of 2009, we determined that the 2009 performance measure for certain performance-based restricted stock awards would not be achieved. Therefore, these restricted stock awards would not vest, and we reversed the prior period recognized expense of $301 for these performance-based restricted stock awards.
As of September 26, 2010, we had $97 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over the remaining weighted average period of approximately 1.02 years. The total fair value of these awards that vested during the nine-month period ended September 26, 2010 was $44.

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
For the three- and nine-month periods ended September 26, 2010, we recorded $414 and $570, respectively, in income tax expense. For the three- and nine-month periods ended September 27, 2009 we recorded $105 and $291, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2010 was primarily due to the income reported for U.S. operations during the period.
Our effective consolidated tax rate for the three- and nine-month periods ended September 26, 2010 and September 27, 2009 was:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Income (Loss) before Incomes Taxes (a)	$4,912	$(508)	$5,381	$(9,816)

Total Income Tax Provision (b)	$414	$105	$570	$291

Effective Tax Rate (b/a)	8.4%	20.7%	10.6%	3.0%
The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. and China subsidiaries, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. We incurred $109 and $142 in alternative minimum tax for the three- and nine-month periods ended September 26, 2010, respectively. However, the alternative minimum tax did not have an impact on income taxes determined for 2009. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset. The tax provision for 2010 also includes a provision for state income taxes, for states in which we do not have the ability to utilize net operating loss carryforwards.
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
We have adopted the provisions of FASB’s guidance for the Accounting for Uncertainty in Income Taxes. We have recorded no liability for income taxes associated with unrecognized tax benefits during 2009 and 2010, and as such, we have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).

We file a consolidated income tax return in the U.S. federal jurisdiction and consolidated and separate income tax returns in various state and foreign jurisdictions. Our U.S. tax matters for the years 2004 through 2009 remain subject to examination by the Internal Revenue Service (“IRS”). Our tax matters for the years 2004 through 2009 remain subject to examination by various state and local U.S. tax jurisdictions and by the respective foreign tax jurisdiction authorities.
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
Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three- and nine-month periods ended September 26, 2010 and September 27, 2009, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.
The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net Income (Loss) attributable to Ultralife	$4,526	$(605)	$4,833	$(10,081)
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (10,000, -0-, 20,000 and -0- shares, respectively)	(3)	—	(6)	—

Net Income (Loss) attributable to Ultralife common shareholders (a)	4,523	(605)	4,827	(10,081)
Effect of Dilutive Securities:
Convertible Notes Payable	41	—	—	—

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$4,564	$(605)	$4,827	$(10,081)

Average Common Shares Outstanding — Basic (c)	17,225,000	16,921,000	17,131,000	16,996,000
Effect of Dilutive Securities:
Stock Options / Warrants	5,000	—	5,000	—
Convertible Notes Payable	219,000	—	—	—

Average Common Shares Outstanding — Diluted (d)	17,449,000	16,921,000	17,136,000	16,996,000

EPS — Basic (a/c)	$0.26	$(0.04)	$0.28	$(0.59)
EPS — Diluted (b/d)	$0.26	$(0.04)	$0.28	$(0.59)

There were 1,647,992 and 1,805,776 outstanding stock options, warrants and restricted stock awards for the three-month periods ended September 26, 2010 and September 27, 2009, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 227,995 shares of common stock for the three-month period ended September 27, 2009, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 47,500 and -0- outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended September 26, 2010 and September 27, 2009, respectively. We also had 219,398 shares of common stock reserved under convertible notes payable, which were included in the dilution computation for the three-month period ended September 26, 2010.
There were 1,647,992 and 1,805,776 outstanding stock options, warrants and restricted stock awards for the nine-month periods ended September 26, 2010 and September 27, 2009, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 221,117 and 239,597 shares of common stock for the nine-month periods ended September 26, 2010 and September 27, 2009, respectively, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 47,500 and -0- outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the nine-month periods ended September 26, 2010 and September 27, 2009, respectively.
10. COMPREHENSIVE INCOME
The components of our total comprehensive income (loss) were:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net income (loss) attributable to Ultralife	$4,526	$(605)	$4,833	$(10,081)
Foreign currency translation adjustments	285	(201)	36	661
Change in fair value of derivatives	—	1	—	12

Total comprehensive income (loss)	$4,811	$(805)	$4,869	$(9,408)

11. COMMITMENTS AND CONTINGENCIES
a. Purchase Commitments
As of September 26, 2010, we have made commitments to purchase approximately $460 of production machinery and equipment.
b. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2010 were as follows:

Balance at December 31, 2009	$1,182
Accruals for warranties issued	(118)
Settlements made	(39)

Balance at September 26, 2010	$1,025

c. Contingencies and Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
In May 2010, we were served with a summons and complaint by a customer of one of our subsidiaries that performs energy services. The complaint seeks damages in an amount of at least $1,500 and includes claims of breach of contract, negligent installation, and breach of warranty against us and breach of warranty against the manufacturer of the installed batteries. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the condensed consolidated financial statements as of September 26, 2010.
In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleges damages associated with claims of breach of warranty in an amount of approximately $1,400. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the condensed consolidated financial statements as of September 26, 2010.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The NYSDEC approved the revised work plan and the remediation activities outlined in the work plan were completed in July 2010. Our environmental consulting firm has prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Through September 26, 2010, total costs incurred have amounted to approximately $313, none of which has been capitalized. At September 26, 2010 and December 31, 2009, we had $34 and $49, respectively, reserved for this matter.

From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we could avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we could satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of September 26, 2010, our reserve is $346 to account for the remaining eight monthly installments of the $520 settlement amount.

d. Post-Audits of Government Contracts
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of September 26, 2010, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. At this time we have no basis for assessing whether we might face any penalties or liabilities on account of the DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
e. Government Grants/Loans
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of September 26, 2010, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. We are currently in the process of satisfying both of these commitments, and anticipate meeting both of them before the three-year period ends in October 2011. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.

In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of September 26, 2010, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In September 2010, we received an extension for this commitment to March 2011. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. We are currently in the process of satisfying both of these commitments, and anticipate meeting both of them before the applicable periods end in March 2011 and October 2011, respectively. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
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

Three-Month Period Ended September 26, 2010

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$20,632	$30,180	$2,469	$—	$53,281
Segment contribution	4,481	10,644	(253)	(10,156)	4,716
Interest expense, net				(253)	(253)
Miscellaneous				449	449
Income taxes-current				(130)	(130)
Income taxes-deferred				(284)	(284)
Noncontrolling interest				28	28
Net income attributable to Ultralife					$4,526
Total assets	$52,699	$47,306	$19,330	$11,685	$131,020
Three-Month Period Ended September 27, 2009

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$24,809	$12,228	$5,326	$—	$42,363
Segment contribution	5,256	4,273	835	(10,768)	(404)
Interest expense, net				(454)	(454)
Miscellaneous				350	350
Income taxes-current				(17)	(17)
Income taxes-deferred				(88)	(88)
Noncontrolling interest				8	8
Net loss attributable to Ultralife					$(605)
Total assets	$57,253	$55,814	$20,663	$5,870	$139,600
Nine-Month Period Ended September 26, 2010

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$66,440	$54,488	$7,884	$—	$128,812
Segment contribution	14,482	19,488	80	(28,069)	5,981
Interest expense, net				(970)	(970)
Miscellaneous				370	370
Income taxes-current				(164)	(164)
Income taxes-deferred				(406)	(406)
Noncontrolling interest				22	22
Net income attributable to Ultralife					$4,833
Total assets	$52,699	$47,306	$19,330	$11,685	$131,020
Nine-Month Period Ended September 27, 2009

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$73,435	$33,850	$14,474	$—	$121,759
Segment contribution	13,352	10,210	1,363	(33,911)	(8,986)
Interest expense, net				(982)	(982)
Miscellaneous				152	152
Income taxes-current				(19)	(19)
Income taxes-deferred				(272)	(272)
Noncontrolling interest				26	26
Net loss attributable to Ultralife					$(10,081)
Total assets	$57,253	$55,814	$20,663	$5,870	$139,600

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

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”, to address implementation issues related to the changes in ownership provisions in ASC 810-10. ASU No. 2010-02 amends ASC 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions applies to the following: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture. The amendments also clarify that the decrease in ownership provisions does not apply to the following transactions even if they involve businesses: sales of real estate; and conveyances of oil and gas mineral rights. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, entities first need to consider whether the substance of the transaction is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, etc., and apply that guidance. If no other guidance exists, an entity should apply ASC 810-10. Lastly, ASU No. 2010-02 expands existing disclosure requirements for transactions within the scope of ASC 810-10, and adds several new ones that address fair value measurements and related techniques, the nature of any continuing involvement after the transaction, and whether related parties are involved. ASU No. 2010-02 is effective beginning in the period that an entity adopts ASC 810-10. If an entity had previously adopted ASC 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments must be applied retrospectively to the date ASC 810-10 was adopted. The adoption of ASU No. 2010-02, with retrospective application to January 1, 2009, did not have a significant impact on our financial statements.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. military procurement, the successful commercialization of our products, the successful integration of our acquired businesses, the impairment of our intangible assets, general domestic and global economic conditions, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, and other risks and uncertainties, certain of which are beyond our control including, but not limited to, the risks described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used is this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.
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
Overview
Consolidated revenues for the three-month period ended September 26, 2010 increased by $10,918, or 25.8%, from the three-month period ended September 27, 2009. This increase was primarily caused by increased revenues in our Communications Systems segment as a result of deliveries on the SATCOM-on-the-Move order received in May 2010. Gross margin increased to 27.9% as a percentage of total revenues for the three-month period ended September 26, 2010, as opposed to 24.5% for the three-month period ended September 27, 2009. Gross margin increased in our Battery & Energy Products and Communications Systems operating segments, which was partially offset by the decrease in the gross margin in our Energy Services operating segment. Gross margin as a percentage of total revenues for our Battery & Energy Products and Communications Systems segments during the three-months ended September 26, 2010 increased to 21.7% and 35.3%, respectively. The primary reason for the gross margin improvement was a favorable mix of high-margin Communications Systems revenue, including strong SATCOM-on-the-Move and AMTI amplifier revenue, and Battery & Energy Products manufacturing efficiencies particularly in our China operations.
Operating expenses decreased to $10,156 during the three-month period ended September 26, 2010 compared to $10,768 during the three-month period ended September 27, 2009. The “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 were primarily responsible for this improvement.
Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $6,861 in the third quarter of 2010 compared to $1,368 for the third quarter of 2009. See the section “Adjusted EBITDA” beginning on page 33 for a reconciliation of Adjusted EBITDA to net income (loss) attributable to Ultralife.

With continued cash flow generated from our operations and favorable improvements made to our balance sheet, the outstanding balance on our new credit facility was $8,633 at September 26, 2010. During the nine-month period ended September 26, 2010, we repaid $6,867 on the revolver portion of our primary credit facilities. By comparison, at September 27, 2009 and at December 31, 2009, the outstanding revolver balance under our previous credit facility was $26,550 and $15,500, respectively.
Outlook
Our current 2010 forecast calls for us to generate revenue in the range of $177,000 to $182,000 and operating income of approximately $7,000. Management cautions that the timing of orders and shipments may cause some variability in quarterly results. Management further cautions that its operating income forecast for 2010 assumes that no impairment of goodwill and intangible assets will occur during 2010. If any such impairment occurs during 2010, as further described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, it could have a significant negative impact on our operating income for the fiscal year ended December 31, 2010.
Results of Operations
Three-month periods ended September 26, 2010 and September 27, 2009
Revenues. Consolidated revenues for the three-month period ended September 26, 2010 amounted to $53,281, an increase of $10,918, or 25.8%, from the $42,363 reported in the same quarter in the prior year.
Battery & Energy Products sales decreased $4,177, or 16.8%, from $24,809 during the third quarter last year to $20,632 during the third quarter this year. Revenues for Battery & Energy Products were negatively impacted by the lack of orders for our BA-5390 military batteries from the Defense Logistics Agency (U.S. Department of Defense) in 2010 as compared to shipments of almost $9,200 in the third quarter of 2009. However, revenues from all other products in this segment, most notably rechargeable batteries, increased over $5,000 or 32% over the prior year third quarter.
Communications Systems revenues increased $17,952, or 146.8%, from $12,228 during the third quarter last year to $30,180 during the third quarter this year, mainly due to deliveries on the SATCOM-on-the-Move communications systems order we received in May 2010. We do not expect this level of SATCOM deliveries to continue in future quarters unless new SATCOM orders are obtained with comparable magnitude.
Energy Services revenues decreased $2,857, or 53.6%, from $5,326 during the third quarter last year to $2,469 during the third quarter this year, reflecting continued customer delays in capital expenditures for backup stationary power, primarily attributable to larger capital projects.
Cost of Products Sold. Cost of products sold totaled $38,409 for the quarter ended September 26, 2010, an increase of $6,410, or 20.0%, from the $31,999 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 75.5% for the three-month period ended September 27, 2009 to 72.1% for the three-month period ended September 26, 2010. Correspondingly, consolidated gross margin was 27.9% for the three-month period ended September 26, 2010, compared with 24.5% for the three-month period ended September 27, 2009, primarily attributable to the margin improvements in the Battery & Energy Products and Communications Systems business segments. The gross margin for the 2009 period includes the recognition of a gain on litigation settlement totaling $1,256.

In our Battery & Energy Products segment, the cost of products sold decreased $3,402, from $19,553 during the three-month period ended September 27, 2009 to $16,151 during the three-month period ended September 26, 2010. Battery & Energy Products gross margin for the second quarter of 2010 was $4,481, or 21.7% of revenues, a decrease of $775 from gross margin of $5,256, or 21.2% of revenues, for the third quarter of 2009. Battery & Energy Products gross margin as a percentage of revenues increased for the three-month period ended September 26, 2010, primarily as a result of manufacturing efficiencies, higher selling prices realized for some of our products and favorable performance from our China operations, in comparison to the three-month period ended September 27, 2009.
In our Communications Systems segment, the cost of products sold increased $11,581, from $7,955 during the three-month period ended September 27, 2009 to $19,536 during the third quarter of 2010. Communications Systems gross margin for the third quarter of 2010 was $10,644, or 35.3% of revenues, an increase of $6,371 from gross margin of $4,273, or 34.9% of revenues, for the third quarter of 2009. The increase in both the gross margin and the gross margin percentage for Communications Systems benefitted from favorable product mix, including deliveries on the SATCOM-on-the-Move communications systems order we received in May 2010, and continued strong performance from our AMTI amplifier business. The 2009 gross margin for this segment includes the gain on litigation settlement totaling $1,256.
In our Energy Services segment, the cost of sales decreased $1,769, from $4,491 during the three-month period ended September 27, 2009 to $2,722 during the three-month period ended September 26, 2010. Energy Services gross margin for the third quarter of 2010 was $(253), or (10.2)% of revenues, a decrease of $1,088 from gross margin of $835, or 15.7% of revenues, for the third quarter of 2009. Gross margin in this segment decreased mainly due to lower sales caused by continued delays of large capital projects and ongoing pricing pressures in the standby power industry.
Operating Expenses. Total operating expenses for the three-month period ended September 26, 2010 totaled $10,156, a decrease of $612 from $10,768 for the three-month period ended September 27, 2009. Overall, operating expenses as a percentage of revenues decreased to 19.1% during the third quarter of 2010 from 25.4% reported in the third quarter of 2009, due to increased revenues and the “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 which have now been realized. These actions more than offset the increased expenses we have incurred from our acquisitions of US Energy in November 2008 and AMTI in March 2009. Amortization expense associated with intangible assets related to our acquisitions was $378 for the third quarter of 2010 ($262 in selling, general and administrative expenses and $116 in research and development costs), compared with $449 for the third quarter of 2009 ($310 in selling, general, and administrative expenses and $139 in research and development costs). Research and development costs were $2,611 in the third quarter of 2010, a decrease of $137, or 5.0%, from the $2,748 reported in the third quarter of 2009, due to the timing of development projects relating primarily to advanced battery systems. Selling, general, and administrative expenses decreased $475, or 5.9%, to $7,545 during the third quarter of 2010 as compared to the third quarter of 2009. This decrease represents the results of our broad actions to reduce our overall spending base in non-revenue producing functions.
Other Income (Expense). Other income (expense) totaled $196 for the third quarter of 2010, compared to $(104) for the third quarter of 2009. Interest expense, net of interest income, decreased $201, to $253 for the third quarter of 2010 from $454 for the comparable period in 2009, mainly as a result of lower average borrowings under our revolving credit facilities. Miscellaneous income/expense amounted to income of $449 for the third quarter of 2010 compared with income of $350 for the third quarter of 2009. The income in the third quarters of 2010 and 2009 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $414 for the third quarter of 2010 compared with $105 during the third quarter of 2009. The effective tax rate for the total consolidated company for the three-month periods ended September 26, 2010 and September 27, 2009 was:

	Three-Month Periods Ended
	September 26,	September 27,
	2010	2009
Income (Loss) before Incomes Taxes (a)	$4,912	$(508)

Total Income Tax Provision (b)	$414	$105

Effective Tax Rate (b/a)	8.4%	20.7%
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. We incurred $109 in alternative minimum tax for the three-month period ended September 26, 2010. However, the alternative minimum tax did not have an impact on income taxes determined for the third quarter of 2009. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Net Income (Loss) Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $4,526 and $0.26, respectively, for the three months ended September 26, 2010, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $605 and $0.04, respectively, for the third quarter of 2009, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 16,921,000 in the third quarter of 2009 to 17,449,000 in the third quarter of 2010, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy under the Amended Purchase Agreement in April 2010, and potentially dilutive shares from the convertible note.
Nine-month periods ended September 26, 2010 and September 27, 2009
Revenues. Consolidated revenues for the nine-month period ended September 26, 2010 amounted to $128,812, an increase of $7,053, or 5.8%, from the $121,759 reported in the same period in the prior year.
Battery & Energy Products sales decreased $6,995, or 9.5%, from $73,435 during the first nine months last year to $66,440 during the first nine months this year. The decrease in Battery & Energy Products revenues was primarily attributable to lower battery sales to the U.S. Department of Defense, which was partially offset by higher demand for our automotive telematics batteries resulting from favorable improvements in the automobile industry.

Communications Systems revenues increased $20,638, or 61.0%, from $33,850 during the first nine months last year to $54,488 during the first nine months this year, mainly due to deliveries on the SATCOM-on-the-Move communications systems order we received in May 2010 and the inclusion of amplifier sales resulting from our acquisition of AMTI on March 20, 2009 and continued favorable demand for these products.
Energy Services revenues decreased $6,590, or 45.5%, from $14,474 during the first nine months last year to $7,884 during the first nine months this year, reflecting continued customer delays in capital expenditures for backup stationary power, primarily attributable to larger capital projects.
Cost of Products Sold. Cost of products sold totaled $94,762 for the nine-month period ended September 26, 2010, a decrease of $2,072, or 2.1%, from the $96,834 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 79.5% for the nine-month period ended September 27, 2009 to 73.6% for the nine-month period ended September 26, 2010. Correspondingly, consolidated gross margin was 26.4% for the nine-month period ended September 26, 2010, compared with 20.5% for the nine-month period ended June 28, 2009, primarily attributable to the margin improvements in the Battery & Energy Products and Communications Systems business segments.
In our Battery & Energy Products segment, the cost of products sold decreased $8,125, from $60,083 during the nine-month period ended September 27, 2009 to $51,958 during the nine-month period ended September 26, 2010. Battery & Energy Products gross margin for the nine-month period ended September 26, 2010 was $14,482, or 21.8% of revenues, an increase of $1,130 from gross margin of $13,352, or 18.2% of revenues, for the first nine months of 2009. Battery & Energy Products gross margin and gross margin as a percentage of revenues both increased for the nine-month period ended September 26, 2010, primarily as a result of manufacturing efficiencies and higher selling prices realized for some of our products, in comparison to the nine-month period ended September 27, 2009.
In our Communications Systems segment, the cost of products sold increased $11,360, from $23,640 during the nine-month period ended September 27, 2009 to $35,000 during the first nine months of 2010. Communications Systems gross margin for the first nine months of 2010 was $19,488, or 35.8% of revenues, an increase of $9,278 from gross margin of $10,210, or 30.2% of revenues, for the first nine months of 2009. The increase in both the gross margin and the gross margin percentage for Communications Systems resulted from deliveries on the SATCOM-on-the-Move communications systems order we received in May 2010 and from our acquisition of the AMTI amplifier business and its higher margin products.
In our Energy Services segment, the cost of sales decreased $5,307, from $13,111 during the nine-month period ended September 27, 2009 to $7,804 during the nine-month period ended September 26, 2010. Energy Services gross margin for the first nine months of 2010 was $80, or 1.0% of revenues, a decrease of $1,283 from gross margin of $1,363, or 9.4% of revenues, for the first nine months of 2009. Gross margin and the gross margin percentage in this particular segment both decreased mainly due to lower sales caused by project delays and ongoing pricing pressures in this industry.
Operating Expenses. Total operating expenses for the nine-month period ended September 26, 2010 totaled $28,069, a decrease of $5,842 from the prior year’s $33,911. Overall, operating expenses as a percentage of sales decreased to 21.8% during the first nine months of 2010 from 27.9% reported in the first nine months of 2009, due to increased revenues and the “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 which have now been realized. These actions more than offset the increased expenses we have incurred from our acquisitions of US Energy in November 2008 and AMTI in March 2009. Amortization expense associated with intangible assets related to our acquisitions was $1,251 for the first nine months of 2010 ($875 in selling, general and administrative expenses and $376 in research and development costs), compared with $1,256 for the first nine months of 2009 ($859 in selling, general, and administrative expenses and $397 in research and development costs). Research and development costs were $6,242 in the first nine months of 2010, a decrease of $1,000, or 13.8%, from the $7,242 reported in the first nine months of 2009, due to the timing of development projects relating primarily to advanced battery systems. Selling, general, and administrative expenses decreased $4,842, or 18.2%, to $21,827 during the first nine months of 2010 as compared to the first nine months of 2009. This decrease represents the results of our broad actions to reduce our overall spending base in non-revenue producing functions, as well as approximately $1,200 of non-recurring expenses that were recorded in the second quarter of 2009 associated with staff reductions and legal expenses relating to a litigation matter that was successfully resolved.

Other Income (Expense). Other income (expense) totaled $(600) for the first nine months of 2010, compared to $(830) for the first nine months of 2009. Interest expense, net of interest income, decreased $12, to $970 for the first nine months of 2010 from $982 for the comparable period in 2009, mainly as a result of expenses related to the termination of our previous credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company earlier this year, primarily offset by lower average borrowings under our revolving credit facilities. Miscellaneous income/expense amounted to income of $370 for the first nine months of 2010 compared with income of $152 for the first nine months of 2009. The income in the first nine months of 2010 and 2009 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
Income Taxes. We reflected a tax provision of $570 for the first nine months of 2010 compared with $291 during the first nine months of 2009. The effective tax rate for the total consolidated company for the nine-month periods ended September 26, 2010 and September 27, 2009 was:

	Nine-Month Periods Ended
	September 26,	September 27,
	2010	2009
Income (Loss) before Incomes Taxes (a)	$5,381	$(9,816)

Total Income Tax Provision (b)	$570	$291

Effective Tax Rate (b/a)	10.6%	3.0%
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did have an impact of $142 on income taxes determined for the first nine months of 2010. However, this limitation did not have an impact on income taxes determined for the first nine months of 2009. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Net Income (Loss) Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $4,833 and $0.28, respectively, for the nine months ended September 26, 2010, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $10,081 and $0.59, respectively, for the first nine months of 2009, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 16,996,000 in the first nine months of 2009 to 17,136,000 in the first nine months of 2010, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy under the Amended Purchase Agreement in April 2010.

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
We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net income (loss) attributable to Ultralife	$4,526	$(605)	$4,833	$(10,081)
Add: interest expense, net	253	454	970	982
Add: income tax provision	414	105	570	291
Add: depreciation expense	1,012	1,047	2,952	2,986
Add: amortization expense	378	449	1,251	1,256
Add: stock-based compensation expense	278	(82)	835	995

Adjusted EBITDA	$6,861	$1,368	$11,411	$(3,571)

Liquidity and Capital Resources
As of September 26, 2010, cash and cash equivalents totaled $7,093, an increase of $999 from December 31, 2009. During the nine-month period ended September 26, 2010, we generated $8,842 of cash from operating activities as compared to the use of $15,058 for the nine-month period ended September 27, 2009. The generation of cash from operating activities in 2010 resulted mainly from decreased working capital requirements, including lower balances of accounts receivables and accounts payable, partially offset by a higher balance in inventories, as well as our favorable operating results.
We used $1,049 in cash for investing activities during the first nine months of 2010 compared with $8,209 in cash used for investing activities in the same period in 2009. In the first nine months of 2010, we spent $901 to purchase plant, property and equipment, $475 was used to establish a restricted cash fund in connection with our U.K. operations, and $137 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”). In addition, we received $464 in cash proceeds from dispositions of property, plant and equipment. In the first nine months of 2009, we spent $1,443 to purchase plant, property and equipment, and $6,766 was used in connection with the acquisition of AMTI, as well as contingent purchase price payouts related to RedBlack and RPS.
During the nine-month period ended September 26, 2010, we used $7,155 in funds from financing activities compared to the generation of $22,817 in funds in the same period of 2009. The financing activities in the first nine months of 2010 included a $6,867 outflow from repayments on the revolver portion of our primary credit facilities, and an outflow of $288 for principal payments on debt and capital lease obligations. The financing activities in the first nine months of 2009 included a $26,550 inflow from drawdowns on the revolver portion of our primary credit facility, an inflow of $751 for proceeds from the issuance of debt, and an inflow of cash from stock option and warrant exercises of $310, offset by an outflow of $1,468 for principal payments on term debt under our primary credit facility and capital lease obligations, and an outflow of $3,326 for the purchase of treasury shares related to our share repurchase program.

Inventory turnover for the first nine months of 2010 was an annualized rate of approximately 3.2 turns per year, an increase from the 2.7 turns for the full year of 2009. The increase in this metric is mainly due to our conscious efforts to more closely align our inventory purchases with our orders. Our Days Sales Outstanding (DSOs) as of September 26, 2010, was 62 days, a decrease from the 69 days at year-end December 31, 2009, mainly due to our greater overall focus on asset management.
As of September 26, 2010, we had made commitments to purchase approximately $460 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.
Debt Commitments
On February 17, 2010, we entered into a new senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support. The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. In connection with the closing of the Credit Facility, we paid RBS a facility fee of $263.
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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of September 26, 2010, our fixed coverage ratio was 3.72 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of September 26, 2010, we had $8,633 outstanding under the Credit Facility. At September 26, 2010, the interest rate on the asset based revolver component of the Credit Facility was 4.76%. As of September 26, 2010, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At September 26, 2010, we had $-0- of outstanding letters of credit related to this facility, leaving up to $26,367 of additional borrowing capacity.
On November 16, 2007, under the terms of the stock purchase agreement for Stationary Power Services, Inc. (“SPS”), we issued a $4,000 subordinated convertible promissory note to be held by the previous owner of SPS for partial consideration of the purchase price. The $4,000 subordinated convertible promissory note carries a three-year term, bears interest at the rate of 5% per year and is convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including FASB’s guidance in accounting for derivative instruments and hedging activities and accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and concluded that this feature should not be separately accounted for as a derivative. Effective March 28, 2009, we entered into Amended and Restated Subordinated Convertible Promissory Note (“Amended Note”) with William Maher, the former owner of SPS. The Amended Note reduced the principal amount under the original subordinated convertible promissory note (“Original Note”), as issued in connection with the SPS acquisition in November 2007, by an amount equal to $580. This reduction was an offset of amounts owed to SPS from WMSP Holdings, LLC (an entity wholly owned by William Maher). There were no other revisions to any of the other terms of the Original Note. In February 2010, in connection with the closing on the new credit facility with RBS, we made a prepayment of $129 on the outstanding principal balance of the Amended Note. In April 2010, we changed the name of Stationary Power Services, Inc. to Ultralife Energy Services Corporation (“Energy Services”). As of September 26, 2010, the outstanding balance on the Amended Note was $3,291. The Amended Note matures on November 16, 2010, with principal and accrued interest due in full, totaling $3,312. We expect to pay the $3,312 amount primarily from cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary.
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
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information regarding stock-based compensation.
Other Matters
We continually explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us. In the event that we are unable to finance our operations with the internally generated funds or through the use of additional financing that currently is available to us, we may need to seek additional credit or access capital markets for additional funds. We can provide no assurance that we would be successful in this regard.
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

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”, to address implementation issues related to the changes in ownership provisions in ASC 810-10. ASU No. 2010-02 amends ASC 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions applies to the following: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; or an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture. The amendments also clarify that the decrease in ownership provisions does not apply to the following transactions even if they involve businesses: sales of real estate; and conveyances of oil and gas mineral rights. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, entities first need to consider whether the substance of the transaction is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, etc., and apply that guidance. If no other guidance exists, an entity should apply ASC 810-10. Lastly, ASU No. 2010-02 expands existing disclosure requirements for transactions within the scope of ASC 810-10, and adds several new ones that address fair value measurements and related techniques, the nature of any continuing involvement after the transaction, and whether related parties are involved. ASU No. 2010-02 is effective beginning in the period that an entity adopts ASC 810-10. If an entity had previously adopted ASC 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments must be applied retrospectively to the date ASC 810-10 was adopted. The adoption of ASU No. 2010-02, with retrospective application to January 1, 2009, did not have a significant impact on our financial statements.
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
During the first nine months of 2010, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended September 26, 2010, there were no material changes to our quantitative and qualitative disclosures about market risk as presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. The NYSDEC approved the revised work plan and the remediation activities outlined in the work plan were completed in July 2010. Our environmental consulting firm has prepared a Final Engineering Report which was submitted to the NYSDEC for review and approval in October 2010. Through September 26, 2010, total costs incurred have amounted to approximately $313, none of which has been capitalized. At September 26, 2010 and December 31, 2009, we had $34 and $49, respectively, reserved for this matter.

Item 1A. Risk Factors
We have updated, amended and restated certain of the risk factors that were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Each of the risk factors set forth below, as well as those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.
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
We are in the process of completing our annual impairment analysis for goodwill and indefinite-lived intangible assets, as well as evaluating our amortizable intangible assets, in accordance with the applicable accounting guidance, to determine if we do have any impairment of goodwill and intangible assets for the year ended December 31, 2010. Due to the narrow margin of passing the Step 1 goodwill impairment testing for 2009 in the Energy Services reporting unit, there was potential for a partial or full impairment of the goodwill value in the Energy Services reporting unit in 2010 if our projected operational results were not achieved. One of the key assumptions for achieving the projected operational results included revenue growth in the standby power and wireless services markets, which has not been achieved to date in 2010. As of September 26, 2010, the Energy Services reporting unit had a goodwill and intangible assets net book value of $7,977 and $5,550, respectively. If a partial or full impairment of the goodwill and/or intangible assets values in the Energy Services reporting unit occurs in 2010, it could have a significant negative impact on our operating income, net income and earnings per share for the fiscal year ended December 31, 2010
Item 6. Exhibits

Exhibit
Index	Description of Document	Incorporated By Reference from:

31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: November 3, 2010	By:	/s/ John D. Kavazanjian
John D. Kavazanjian
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002