Form 10-K
period 2010-12-31
ULTRALIFE CORP
filed 2011-03-15
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 27, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $54,000,000 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 25, 2010.
As of February 27, 2011, the registrant had 17,291,361 shares of common stock outstanding, net of 1,372,598 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement relating to the June 7, 2011 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth therein.

PART I
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, the successful commercialization of our products, the successful integration of our acquired businesses, the impairment of our intangible assets, general domestic and global economic conditions, including the uncertainty with government budget approvals, government and environmental regulations, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein as anticipated, believed, estimated or expected or words of similar import. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.
As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation and include our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., McDowell Research Co., Inc., ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd, RedBlack Communications, Inc. and Ultralife Energy Services Corporation, and our majority-owned joint venture Ultralife Batteries India Private Limited.
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
Beginning January 1, 2010, we now report our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. This change in segment reporting is more consistent with how we now manage our business operations. The Non-Rechargeable Products and Rechargeable Products segments have been combined into a single segment called Battery & Energy Products. The Communications Systems segment now includes our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment has been renamed Energy Services and encompasses our standby power and wireless businesses. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, have been captured under the respective operating segment in which the work is performed.

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
Battery & Energy Products
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
Revenues for this segment for the year ended December 31, 2010 were $94,643 and segment contribution (gross margin) was $21,653.

Communications Systems
Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems such as tactical repeaters and SATCOM-On-The-Move systems. Products include field deployable systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in severe environments. We market these products to all branches of the U.S. military, approved foreign defense organizations, and U.S. and international prime defense contractors. In addition, under our RedBlack Communications brand, we design, integrate and field mobile, modular and fixed-site communication and electronic systems.
Revenues for this segment for the year ended December 31, 2010 were $72,176 and segment contribution (gross margin) was $25,003.
Energy Services
Energy Services include the design, installation, integration and maintenance of standby power systems. Additionally, we offer lead-acid batteries and uninterruptable power supplies, sold under our RPS Power Systems brand, and other brands, for the standby power market. Products include standby batteries and uninterruptable power supplies for use in telecommunications, banking, aerospace and information services industries.
Revenues for this segment for the year ended December 31, 2010 were $11,758 and segment contribution (gross margin) was $(87).
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. As a result of management’s ongoing review of our business segments and products, and taking into account the growth and profitability potential of the Energy Services segment as well as its sizeable operating losses over the last several years, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. We anticipate that the actions taken to exit our Energy Services business will result in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months. We expect to complete all exit activities with respect to our Energy Services segment by the end of the third quarter. Upon completion, we will reclassify our Energy Services segment as a discontinued operation.
In connection with the exit activities described above, we expect that we will record total restructuring charges of approximately $3,200, the majority of which are related to employee-related costs, including termination benefits, lease termination costs and inventory and fixed asset write-downs, of which approximately $1,200 will be recorded in the first quarter of 2011. The cash component of the aggregate charge is expected to be approximately $2,200.
Corporate
We allocate revenues and cost of sales across the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.
There were no revenues for this category for the year ended December 31, 2010 and corporate expenses were $52,450.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2010 Consolidated Financial Statements and Notes thereto for additional information. For information relating to total assets by segment, revenues for the last three years by segment, and contribution by segment for the last three years, see Note 10 in the Notes to Consolidated Financial Statements.

History
We were formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company (“Kodak”) relating to its 9-volt lithium-manganese dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ. In June 1994, we formed a subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), which acquired certain assets of Dowty Group PLC (“Dowty”) and provided us with a presence in Europe. In May 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China, which broadened our product offering and provided additional exposure to new markets. In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located originally in Waco, Texas, with the operations having been relocated to the Newark, New York facility during the second half of 2007, which enhanced our channels into the military communications area and strengthened our presence in global defense markets. In September 2007, we acquired RedBlack Communications, Inc. (“RedBlack”), located in Hollywood, Maryland, an engineering and technical services firm specializing in the design, integration, and fielding of mobile, modular and fixed-site communication and electronic systems. The acquisition provided a natural extension to our communications systems business and opened another channel of distribution for our broad portfolio of communications systems, accessories and portable power products. In November 2007, we acquired Stationary Power Services, Inc. (“Stationary Power”) and RPS Power Systems, Inc. (“RPS”), affiliated companies both located in Clearwater, Florida. Stationary Power is an infrastructure power management services firm specializing in the engineering, installation and preventive maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. RPS supplies lead acid batteries for use in the design and installation of standby power systems. The Stationary Power acquisition furthered our transformation to a value-added power solutions, accessories and engineering services company serving a broad spectrum of government, defense and commercial markets. In March 2008, we formed a joint venture, named Ultralife Batteries India Private Limited (“India JV”), with our distributor partner in India. The India JV assembles Ultralife power solution products and manages local sales and marketing activities, serving commercial, government and defense customers throughout India. We have invested cash into the India JV, as consideration for our 51% ownership stake in the India JV. In November 2008, we acquired certain assets of U.S. Energy Systems, Inc. and its services affiliate, U.S. Power Services, Inc. (“USE” collectively), a nationally recognized standby power installation and power management services business located in Riverside, California. The acquisition was made to advance our goal of becoming the leading provider of engineering, installation, integration and maintenance services to the growing standby power industry. In March 2009, we acquired the tactical communications products business of Science Applications International Corporation. The tactical communications products business (“AMTI”) designs, develops and manufactures tactical communications products including: amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment, which are sold by Ultralife under the brand name AMTI. The acquisition strengthened our communications systems business and provided us with direct entrée into the handheld radio/amplifier market, complementing Ultralife’s communications systems offerings. In January 2010, Stationary Power and RPS formally merged, with Stationary Power being the surviving corporation. Subsequent to the merger, we renamed Stationary Power to Ultralife Energy Services Corporation (“UES”).
Products, Services and Technology
Battery & Energy Products
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
We believe that we manufacture the only standard size 9-volt battery designed to last 10 years when used in ionization-type smoke alarms. Although designs exist using other battery configurations, such as three 2/3 A or 1/2 AA-type battery cells, we believe that our 9-volt solution is superior to these alternatives. Our current 9-volt battery manufacturing capacity is adequate to meet forecasted customer demand over the next three years.
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
Three important performance characteristics of a rechargeable battery are design flexibility, energy density and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today’s electronic devices. Energy density refers to the total amount of electrical energy stored in a battery divided by the battery’s weight and volume as measured in watt-hours per kilogram and watt-hours per liter, respectively. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. High energy density and long achievable cycle life are important characteristics for comparing rechargeable battery technologies. Greater energy density will permit the use of batteries of a given weight or volume for a longer time period. Accordingly, greater energy density will enable the use of smaller and lighter batteries with energy comparable to those currently marketed. Lithium ion batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries and, therefore, tend to consume less volume and weight for a given energy content. Long achievable cycle life, particularly in combination with high energy density, is suitable for applications requiring frequent battery recharges, such as cellular telephones and laptop computers, and allows the user to charge and recharge many times before noticing a difference in performance. We believe that our lithium ion batteries generally have some of the highest energy density and longest cycle life available.

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
Integrated Systems. Our integrated systems include: SATCOM-On-The-Move (“SOTM”); rugged, deployable case systems; multiband transceiver kits; briefcase power systems; dual transceiver cases; enroute communications cases; radio cases; and tactical repeater systems. These systems give communications operators everything that is needed to provide reliable links to support C4I (Command, Control, Communications, Computers and Information systems).
Power Systems. Our power systems include: universal AC/DC power supplies with battery backup for tactical manpack and handheld transceivers; Rover power supplies; interoperable power adapters and chargers; portable power systems; tactical combat and AC to DC power supplies for encryption units, among many others. We can provide power supplies for virtually all tactical communications devices.
RF Amplifiers. Our RF amplifiers include: 20, 50 and 75-watt amplifiers and 20-watt accessories and kits. These amplifiers are used to extend the range of manpack and handheld tactical transceivers and can be used on mobile or fixed site applications.
In addition, we design, install, maintain and integrate communications equipment and power systems for maximum mobility and optimum customer utility. These include equipment installations in commercial, defense and law enforcement applications, including vehicles for satellite communications, engineering services, upgrading current fleet vehicles and integrated logistics and project management support.
Communications and Electronics. Our communications and electronics services include the design, integration, fielding and life cycle management of portable, mobile and fixed-site communications systems. Capabilities include engineering, rapid prototyping, systems integration and logistics support.
Energy Services
Our energy services focus on standby power system design, installation and maintenance and integrating power systems for maximum mobility and optimum customer utility.
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
During the year ended December 31, 2010, we had two major customers, U.S. Department of Defense and Port Electronics Corp., which comprised 11% and 10% of our revenue, respectively. During the year ended December 31, 2009, we had one major customer, the U.S. Department of Defense, which comprised 26% of our revenue. During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively.
In 2010, sales to U.S. and non-U.S. customers were approximately $123,276 and $55,301, respectively. For information relating to revenues by country for the last three fiscal years and long-lived assets for the last three fiscal years by country of origin, see Note 10 in the Notes to Consolidated Financial Statements.
Battery & Energy Products
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

We market our products to defense organizations in the U.S. and other countries. These efforts have resulted in us winning significant contracts. In February 2005, we were awarded a five-year production contract by the U.S. Defense Department, with a maximum total potential of $15,000, to provide our BA-5347/U non-rechargeable lithium-manganese dioxide batteries to the U.S. military. The contract value represented 60 percent of a small business set-aside award. Production deliveries began in the first quarter of 2006. Through December 31, 2010, we have received orders for deliveries under this contract totaling $12,101. This contract expired at the end of 2010. In September 2010, we were awarded a production contract by the Defense Logistics Agency for up to five years, with a maximum total potential of $42,100, to provide our BA-5390 non-rechargeable lithium-manganese dioxide batteries to the U.S. military. Production deliveries will begin in the first quarter of 2011. Through December 31, 2010, we have received orders for deliveries under this contract totaling $6,500. This contract is set to expire in 2015.
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
At December 31, 2010, 2009 and 2008, our backlog related to Battery & Energy Products was approximately $31,184, $28,439 and $32,712, respectively. The majority of the 2010 backlog was related to orders that are expected to ship throughout 2011.
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
We market our products to defense organizations and OEMs in the U.S. and internationally. These efforts resulted in a number of significant contracts for us. For example, in September 2007, we were awarded a $24,000 contract from Raytheon Company to produce and supply SOTM satellite communications systems for installation on Mine Resistant Ambush Protected (“MRAP”) armored vehicles. In December 2007, we received two separate orders valued at $62,000 and $40,000, from U.S. defense contractors to supply advanced communications systems. In October 2009, we received an order valued at $20,000, from a U.S. defense contractor for these same systems. In May 2010, we received an order valued at $21,000, from a U.S. defense contractor for these same systems.
At December 31, 2010, 2009 and 2008, our backlog related to Communications Systems orders was approximately $7,729, $12,604 and $11,172, respectively. The majority of the 2010 backlog was related to orders that are expected to ship throughout 2011.
Energy Services
We provide our services directly to defense organizations, government agencies and commercial customers in the telecommunications, aerospace, banking and information services industries. In the fourth quarter of 2010, we completed an impairment analysis of the goodwill, intangible assets, and other long-lived assets associated with the standby power business included in the Energy Services segment. As a result of this analysis, in connection with the overall decrease in revenues in 2010 compared to 2009 and the declining gross margins over the last two years for the standby power business, we recognized a non-cash impairment charge of $13,793 in the fourth quarter of 2010 to fully write off the goodwill and intangible assets and partially write off certain fixed assets. For the past two years, cautious spending and continued delays in implementing large capital projects by customers in the standby power industry have negatively impacted results for our Energy Services segment. (See Notes 3 and 12 in the Notes to Consolidated Financial Statements for additional information.)

At December 31, 2010, 2009 and 2008, our backlog related to Energy Services was approximately $2,790, $1,694 and $3,738, respectively. The majority of the 2010 backlog was related to services that are expected to be performed throughout 2011.
Patents, Trade Secrets and Trademarks
We rely on licenses of technology as well as our patented and unpatented proprietary information, know-how and trade secrets to maintain and develop our competitive position. Despite our efforts to protect our proprietary information, there can be no assurance that others will not either develop the same or similar information independently or obtain access to our proprietary information. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future. We believe, however, that our success depends more on the knowledge, ability, experience and technological expertise of our employees, than on the legal protection that our patents and other proprietary rights may or will afford.
We hold thirteen patents in the U.S. and foreign countries. Our patents protect technology that makes automated production more cost-effective and protect important competitive features of our products. However, we do not consider our business to be dependent on patent protection.
In 2003, we entered into an agreement with Saft Groupe S.A. to license certain tooling for battery cases. The licensing fee associated with this agreement is based on a percentage of the sales price of the individual battery case, up to a maximum of one dollar per battery case. The total royalty expense reflected in 2010 was $242. This agreement expires in the year 2017.
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
Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. The following are registered trademarks or trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife Polymer®, The New Power Generation®, LithiumPower®, SmartCircuit®, PowerBug®, We Are Power®, AMTI®, RPS®, ABLE™, RedBlack™, RPS Power Systems™, Stationary Power Systems™, U.S. Energy Systems™, McDowell Research®, and Max Juice For More Gigs®.
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
Battery & Energy Products
Our Newark, New York facility has the capacity to produce approximately nine million 9-volt batteries per year and approximately fourteen million cylindrical cells per year. Our facility in Abingdon, England is equipped to produce approximately two million cylindrical cells per year. Capacity, however, is also related to individual operations, and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. Our manufacturing facility in Shenzhen, China is capable of producing approximately five million cylindrical cells per year and approximately 500,000 thin cells per year. We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and we believe that we have sufficient capacity in these areas. We continually evaluate our requirements for additional capital equipment, and we believe that the planned increases, including equipment relating to our 9-volt transition to China, will be adequate to meet foreseeable customer demand. In 2010, we announced that we will be transitioning a significant portion of our 9-volt battery manufacturing from our Newark, New York manufacturing facility to our Shenzhen, China manufacturing facility. At December 31, 2010, the transition was still ongoing. However, with unanticipated growth in demand for our products, demand could exceed capacity, which would require us to install additional capital equipment to meet these incremental needs, which in turn may require us to lease or contract additional space to accommodate such needs.

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
The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $18,483 as of December 31, 2010.
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
Our Virginia Beach, Virginia facility has the capacity to produce communications accessories and systems. This operation generally provides services, but can also assemble products and is limited only by physical space and is not constrained by manufacturing equipment capacity.
The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $12.503 as of December 31, 2010.

Energy Services
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
The total carrying value of our Energy Services inventory, including raw materials, work in process and finished goods, amounted to approximately $2,135 as of December 31, 2010.
Research and Development
We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Virginia Beach, Virginia, West Point, Mississippi, Tallahassee, Florida and Shenzhen, China. During 2010, 2009 and 2008 we expended approximately $8,800, $9,500 and $8,100, respectively, on research and development, including $3,300, $3,500 and $3,000, respectively, on customer sponsored research and development activities. We expect that research and development expenditures in the future will be modestly higher than those in 2010, as new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.
Battery & Energy Products
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
We work to receive contracts with defense contractors and commercial customers. For example, in 2008, we were awarded a contract from General Dynamics UK for the development and supply of rechargeable batteries and smart chargers in support of the UK MoD Bowman Programme. In 2009, a second Bowman contract was received for the development and supply of two next-generation rechargeable batteries and a next-generation smart charger. In December 2010, we announced that we received a contract from a major international defense contractor valued at approximately $5,500, for the development and supply of our suite of Land Warrior lithium non-rechargeable and rechargeable lithium ion batteries and charging systems, for use with the Land 200 Battle Management System by the Australian military.
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
Our lead acid products have been tested and have been deemed to meet all requirements as specified in 49 CFR 173.159 (d) for exception as hazardous material classification. Our lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49 CFR 173.159 (d).
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

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers, that could have a material adverse effect on our business, financial condition and results of operations. In 2010, we spent approximately $320 on environmental controls, including costs to properly dispose of potentially hazardous waste.
Since non-rechargeable and rechargeable lithium battery chemistries react adversely with water and water vapor, certain of our manufacturing processes must be performed in a controlled environment with low relative humidity. Our Newark, New York, Abingdon, England and Shenzhen, China facilities contain dry rooms or glove box equipment, as well as specialized air-drying equipment.
Battery & Energy Products
Our non-rechargeable battery products incorporate lithium metal, which reacts with water and may cause fires if not handled properly. In the past, we have experienced fires that have temporarily interrupted certain manufacturing operations. We believe that we have adequate fire suppression systems and insurance, including business interruption insurance, to protect against the occurrence of fires and fire losses in our facilities.
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
Our lead acid products have been tested and have been deemed to meet all requirements as specified in 49 CFR 173.159 (d) for exception as hazardous material classification. Our lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49 CFR 173.159 (d).
Energy Services
Our lead acid products have been tested and have been deemed to meet all requirements as specified in 49 CFR 173.159 (d) for exception as hazardous material classification. Our lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49 CFR 173.159 (d).
Lead acid batteries are recovered from some of our customers and delivered to a permitted lead smelter for reclamation following applicable federal, state and local regulations.
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
Employees
As of December 31, 2010, we employed a total of 1,169 permanent and temporary employees: 79 in research and development, 953 in production and 137 in sales and administration. Of the total, 750 are employed in the U.S., 13 in Europe and 406 in Asia. None of our employees is represented by a labor union.

ITEM 1A.	RISK FACTORS
A significant portion of our revenues is derived from certain key customers.
A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2010, 2009 and 2008, approximately 65%, 65%, and 75% respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries. During the year ended December 31, 2010, we had two major customers, U.S Department of Defense and Port Electronics Corp., which comprised 11% and 10% of our revenue, respectively. During the year ended December 31, 2009, we had one major customer, the U.S. Department of Defense, which comprised 26% of our revenue. During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively. There were no other customers that comprised greater than 10% of our total revenues during the years ended December 31, 2010, 2009 and 2008. While sales to these customers were substantial during the years ended December 31, 2010, 2009 and 2008, we do not consider these customers to be significant credit risks. Government decisions regarding military deployment and budget allocations to fund military operations may have an impact on the demand for our products and services. If the demand for products and services from the U.S. or foreign militaries were to decrease significantly, this could have a material adverse effect on our business, financial condition and results of operations.
Our overall operating results are affected by many factors, including the timing of orders from our key customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future orders of products and services. Because we make significant sales to U.S. and foreign militaries or OEMS that supply the U.S. or foreign militaries, we are subject to the effects of delays in the government budget process and the decisions to deploy resources to support military purchases of our products. The reduction, delay or cancellation of orders from one or more of our key customers for any reason or the loss of one or more of our key customers could materially and adversely affect our business, operating results and financial condition.
We neither distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. We have no customers that comprised greater than 10% of our trade accounts receivables as of December 31, 2010. We have two customers that comprised 45% of our trade accounts receivables as of December 31, 2009. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2009. We do not normally obtain collateral on trade accounts receivable.
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
For instance, in the years ended December 31, 2010, 2009, 2008, 11%, 11% and 8% of our revenues, respectively, were comprised of sales of our 9-volt batteries, and of this, approximately 25%, 34% and 39%, respectively, pertained to sales to smoke alarm OEMs. If the retail demand for long-life smoke alarms decreases significantly, this could have a material adverse effect on our business, financial condition and results of operations.
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
Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or indefinite-lived intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition. We are constantly reviewing the costs and the benefits of retiring several of our current brands, the retirement of which could result in a non-cash impairment charge of the associated indefinite-lived intangible asset, reducing operating earnings by the associated amount or amounts on the balance sheet. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do have an impairment of goodwill and indefinite-lived intangible assets in the standby power business reporting unit for the year ended December 31, 2010. We recognized an impairment charge of $13,793 to fully write-off the goodwill and intangible assets and partially write-off the fixed assets associated with our standby power business, which is included in the Energy Services segment. There were no other impairments to be recognized in any of the other tested reporting units. However, due to the narrow margin of passing the Step 1 goodwill impairment testing for 2010 in the RedBlack reporting unit, there is potential for a partial or full impairment of the goodwill value in 2011 if our projected operational results are not achieved. One of the key assumptions for achieving the projected operational results includes significant revenue growth. As of December 31, 2010, the RedBlack reporting unit had a goodwill book value of $2,025.
Our acquisitions and business partnerships may not result in the revenue growth and profitability that we expect. In addition, we may not be able to successfully integrate our acquisitions.
We are integrating our acquisitions into our business and assimilating their operations, services, products and personnel with our management policies, procedures and strategies. We can provide no assurances that we will achieve revenue growth and profitability that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with the integration of these acquisitions. To effectively manage our expected growth, we must continue to successfully manage our integration of these companies and continue to improve our operational and information technology systems, internal procedures and management, financial and operational controls to accommodate these acquisitions. If we fail in any of these areas, our business could be adversely affected.
In 2007 we acquired RedBlack, Stationary Power and RPS, in 2008 we formed a joint venture in India and acquired USE, and in 2009 we acquired AMTI, which added new facilities and operations to our overall business. The integration of recent, and future, acquisitions could place an increased burden on our management team which could adversely impact our ability to effectively manage these businesses. Our 2007 and 2008 acquisitions of Stationary Power, RPS and USE, respectively, now collectively referred to as UES, were impacted by overall market conditions including delays in capital spending by the customer base, as well as market disruption caused by the pricing actions of a key supplier. Our ability to quickly rebound from these conditions may strain our management resources and increase our overall spending base to ensure that our other core businesses are not neglected.
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. As a result of management’s ongoing review of our business segments and products, and taking into account the growth and profitability potential of the Energy Services segment as well as its sizeable operating losses over the last several years, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. We anticipate that the actions taken to exit our Energy Services business will result in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months. We expect to complete all exit activities with respect to our Energy Services segment by the end of the third quarter. Upon completion, we will reclassify our Energy Services segment as a discontinued operation.

In connection with the exit activities described above, we expect that we will record total restructuring charges of approximately $3,200, the majority of which are related to employee-related costs, including termination benefits, lease termination costs and inventory and fixed asset write-downs, of which approximately $1,200 will be recorded in the first quarter of 2011. The cash component of the aggregate charge is expected to be approximately $2,200.
Our operations in China are subject to unique risks and uncertainties.
Our operating facility in China presents risks including, but not limited to, political changes, civil unrest, labor disputes, increase in labor costs, currency restrictions and changes in currency exchange rates, taxes, duties, import and export laws and boycotts and other civil disturbances that are outside of our control. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.
Delays in the transition of the manufacturing of our 9-volt battery from our Newark, New York manufacturing facility to our manufacturing facility in Shenzhen, China could have a material adverse impact on our business and results of operations.
In 2010, we announced that we will be transitioning a significant portion of our 9-volt battery manufacturing from our Newark, New York manufacturing facility to our Shenzhen, China manufacturing facility. At December 31, 2010, the transition was still ongoing. Delays in the transition of the manufacturing of our 9-volt battery to China could increase the costs and expenditures of the transition and delay the realization of the anticipated cost savings from the transition.
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
We have had certain “exigent”, non-bid contracts with the U.S. government that have been subject to an audit and final price adjustment, which have resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2010, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA Audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry have now been consolidated and the US Attorney’s Office is representing the government in connection with these matters. We recently received a settlement proposal from the US Attorney which was based on the non-acceptance of various positions submitted by us in discussions and exchanges related to these matters. We are now reviewing the settlement proposal for purposes of preparing our response. At this time we have no basis for quantifying any penalties or liabilities we might face on account of the DCAA Audit and DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DoD IG inquiry, could have an adverse effect on our business, financial condition and results of operation.

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
Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, sales, engineering and technical staffs. The loss of these employees could have a material adverse effect on our business, financial condition and results of operations. Our ability to effectively pursue our business strategy will depend upon, among other factors, the successful retention of our key personnel, recruitment of additional highly skilled and experienced managerial, sales, engineering and technical personnel, and the integration of such personnel obtained through business acquisitions. We cannot assure that we will be able to retain or recruit this type of personnel. An inability to hire sufficient numbers of people or to find people with the desired skills could result in greater demands being placed on limited management resources which could have a material adverse effect on our business, financial condition and results of operations. During the latter half of 2009, we experienced unusually high turnover in our management ranks. Our Chief Operating Officer, our Vice-President of Finance and Chief Financial Officer, our Vice-President of Manufacturing, our Vice-President of Sales and our Director of Technology resigned. During 2010, our Executive Vice-President of Business Development resigned and our Vice-President — Corporate Communications Officer passed away. While these individuals have been replaced by qualified, experienced personnel, or through the restructuring of our operations, it is too early to determine the overall impact on our business of such turnover and the additional responsibilities placed on existing personnel. In addition, in December 2010, our President and Chief Executive Officer retired. While this individual has been replaced by a qualified, experienced individual, it is too early to determine any impact on our business of such change in leadership.

We may be unable to obtain financing to fund ongoing operations and future growth.
While we believe our improved gross margins and cost control actions will allow us to generate cash and achieve profitability in the future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds. There is no assurance, given our historical operating performance, that we would be successful in this regard.
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
We may not be able to achieve the covenants as set forth in our asset based lending facility with RBS Capital.
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
With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. With respect to our communications systems products, we now offer up to a three-year warranty. Previously, we had offered up to a four-year warranty. We also offer a 10-year warranty on our 9-volt batteries that are used in ionization-type smoke alarms. With respect to the installation of our standby power systems, we offer a warranty over the installation, generally restrictive to meeting the customers’ performance specifications. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain safety risks, including the risk of fire, inherent in the manufacture, use and transportation of lithium batteries.
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
A number of domestic and international communities are prohibiting the landfill disposal of batteries and requiring companies to make provisions for product recycling. Of particular note are the European Union’s Batteries Directive and the New York State Rechargeable Battery Recycling law. We are committed to responsible product stewardship and ongoing compliance with these and future regulations. The compliance costs associated with current recycling regulations are not expected to be significant at this time. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We have submitted various work plans to the New York State Department of Environmental Conservation (“NYSDEC”) and the New York State Department of Health (“NYSDOH”) regarding further environmental testing and sampling in order to determine the scope of any additional remediation. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. At December 31, 2010, we have reserved $22 for this matter. The ultimate resolution of this matter may result in us incurring costs in excess of what we have reserved.
Any inability to comply with changes to the regulations for the shipment of our products could limit our ability to transport our products to customers in a cost-effective manner.
The transportation of lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”) and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.
Our lead acid products have been tested and have been deemed to meet all requirements as specified in 49CFR 173.159 (d) for exception as hazardous material classification. Our lead acid batteries have been tested and have been deemed to meet all requirements as specified in the special provision 238 for determination of “Non-Spillable” and are not subject to the provision of 49CFR 173.159 (d).
Our supply of raw materials and components could be disrupted.
Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our involvement with supplying defense products to the government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. Although we believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source suppliers in the past, and we cannot guarantee that we will not experience a material interruption of product deliveries from sole source suppliers in the future. Additionally, we could face increasing pricing pressure from our suppliers dependent upon volume due to rising costs by these suppliers that could be passed on to us in higher prices for our raw materials, which could have a material effect on our business, financial condition and results of operations.

Any inability to protect our proprietary and intellectual property could allow our competitors and others to produce competing products based on our proprietary and intellectual property.
Our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. We have had patents issued and have patent applications pending in the U.S. and elsewhere. We cannot assure (1) that patents will be issued from any pending applications, or that the claims allowed under any patents will be sufficiently broad to protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection any patents or patent applications may or will afford. If we are found to be infringing third party patents, there can be no assurance that we will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.
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
At December 31, 2010, we had approximately $53,188 of net operating loss carryforwards (“NOL’s”) available to offset future taxable income. We continually assess the carrying value of this asset based on the relevant accounting standards. As of December 31, 2010, we reflected a full valuation allowance against our deferred tax asset to the extent the asset is not able to be offset by future reversing temporary differences. As a result, we have reflected a net deferred tax liability of $3,698 in the U.S. We have reflected a net deferred tax asset of $-0- in the U. K. and China due to our current assessment that it is more likely than not to not be realized. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.
We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. This limitation did not have an impact on income taxes determined for 2010. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOL carryforwards that can be used by us. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

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
Our largest single shareholder is Grace Brothers, Ltd., which beneficially owns, along with Bradford T. Whitmore, 29.6% of our issued and outstanding shares of common stock. On June 6, 2007, Mr. Bradford T. Whitmore, general partner of Grace Brothers, Ltd., became a member of our Board of Directors and was elected Chair of the Board of Directors on March 25, 2010. If Grace Brothers, Ltd. or any other beneficial owner were to increase its ownership to more than 30%, it would be deemed a “change in control” for purposes of our 2004 Amended and Restated Long Term Incentive Plan, or LTIP. If a “change in control” were to occur, the vesting of most of the outstanding options granted under our LTIP would be accelerated resulting in a significant expense being charged against our income for the period during which the “change in control” occurred. An increase in ownership to 49% or more by any beneficial owner with 5% ownership as of February 17, 2010, or to 30% by any new owner, or any owner with less than 5% ownership as of February 17, 2010, would result in a default under our new credit facility with RBS Capital. Either of these events could have a material, adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2010, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serves operations primarily in the Battery & Energy Products and Communications Systems operating segments. Our corporate headquarters are located in our Newark, New York facility. In addition, we lease approximately 35,000 square feet in a facility based in Abingdon, England, which serves operations primarily in the Battery & Energy Products operating segment, and approximately 130,000 square feet in four buildings on one campus in Shenzhen, China, which serves operations primarily in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes dormitory facilities. In the second quarter of 2011, we will begin to lease approximately 32,500 square feet in a facility based in Virginia Beach, Virginia, which serves operations primarily in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in eleven separate facilities across the U.S. and one in India. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York, West Point, Mississippi and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted at our Newark, New York facility, Tallahassee, Florida and our facility in Virginia Beach, Virginia. On occasion, we rent additional warehouse space to store inventory and non-operational equipment. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services continues to grow.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of our operations.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be approximately $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work as completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. Through December 31, 2010, total costs incurred have amounted to approximately $340, none of which has been capitalized. At December 31, 2010 and December 31, 2009, we had $22 and $49, respectively, reserved for this matter.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is included for quotation on the NASDAQ Global Market under the symbol “ULBI.”
The following table sets forth the quarterly high and low closing sales prices of our Common Stock during 2009 and 2010:

	Closing Sales Prices
	High	Low
2009:
Quarter ended March 29, 2009	$13.87	$6.89
Quarter ended June 28, 2009	8.47	6.30
Quarter ended September 27, 2009	7.17	5.80
Quarter ended December 31, 2009	6.06	3.50

2010:
Quarter ended March 28, 2010	$5.35	$3.83
Quarter ended June 27, 2010	4.94	3.97
Quarter ended September 26, 2010	4.91	4.02
Quarter ended December 31, 2010	7.16	4.29
Holders
As of March 10, 2011, there were 373 registered holders of record of our Common Stock.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
None.
Dividends
We have never declared or paid any cash dividends on our capital stock. We intend to retain earnings, if any, to finance future operations and expansion and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon our financial condition, capital requirements and earnings, as well as upon other factors that the Board of Directors may deem relevant. Pursuant to our current credit facility, we are precluded from paying any dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The financial results presented in this table include results from the last five fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006.
SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$178,577	$172,109	$254,700	$137,596	$93,546
Cost of products sold	132,008	135,249	197,757	108,822	76,103

Gross margin	46,569	36,860	56,943	28,774	17,443

Research and development expenses	8,817	9,540	8,138	7,000	5,097
Selling, general and administrative expenses	29,840	34,682	31,500	21,973	15,303
Impairment of goodwill and long-lived assets	13,793	—	—	—	—

Total operating expenses	52,450	44,222	39,638	28,973	20,400

Operating income (loss)	(5,881)	(7,362)	17,305	(199)	(2,957)

Interest (expense) income, net	(1,169)	(1,465)	(930)	(2,184)	(1,298)
Gain on insurance settlement	—	—	39	—	191
Gain on McDowell settlement	—	—	—	7,550	—
Gain on debt conversion	—	—	313	—	—
Other income (expense), net	171	(13)	777	493	311

Income (loss) before income taxes	(6,879)	(8,840)	17,504	5,660	(3,753)

Income tax provision (benefit) — current	(555)	31	582	—	—
Income tax provision (benefit) — deferred	(115)	360	3,297	77	23,735

Total income taxes	(670)	391	3,879	77	23,735

Net income (loss)	$(6,209)	$(9,231)	$13,625	$5,583	$(27,488)
Net (income) loss attributable to noncontroling interest	30	(10)	38	—	—

Net income (loss) attributable to Ultralife	$(6,179)	$(9,241)	$13,663	$5,583	$(27,488)

Net income (loss) attributable to Ultralife common shares — basic	$(0.36)	$(0.54)	$0.79	$0.36	$(1.84)

Net income (loss) attributable to Ultralife common shares — diluted	$(0.36)	$(0.54)	$0.78	$0.36	$(1.84)

Weighted average shares outstanding—basic	17,157	16,989	17,230	15,316	14,906

Weighted average shares outstanding—diluted	17,157	16,989	17,681	15,538	14,906

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$5,105	$6,094	$1,878	$2,245	$720
Working capital	$39,309	$27,824	$42,937	$26,461	$18,070
Total assets	$114,835	$131,166	$129,587	$122,048	$97,758
Total long-term debt and capital lease obligations	$251	$267	$4,670	$16,224	$20,043
Shareholders’ equity	$73,795	$78,114	$88,153	$63,007	$39,589

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, the successful commercialization of our products, the successful integration of our acquired businesses, the impairment of our intangible assets, general domestic and global economic conditions, including the uncertainty with government budget approvals, government and environmental regulations, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.
Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this annual report on Form 10-K to reflect new information, future events or other developments.
The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
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
Beginning January 1, 2010, we now report our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. This change in segment reporting is more consistent with how we now manage our business operations. The Non-Rechargeable Products and Rechargeable Products segments have been combined into a single segment called Battery & Energy Products. The Communications Systems segment now includes our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment has been renamed Energy Services and encompassed our standby power and wireless businesses. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, have been captured under the respective operating segment in which the work is performed.
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
On November 10, 2008, we acquired certain assets of USE, a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. Under the terms of the agreement, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain post-acquisition financial milestones, we were to issue up to an aggregate amount of 200,000 unregistered shares of our common stock, over a period of four years. In April 2010, we entered in an Amendment Agreement, where we agreed to issue 200,000 unregistered shares of our common stock in full satisfaction of our outstanding obligation under the asset purchase agreement. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
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
In the fourth quarter of 2010, we completed an impairment analysis of the goodwill, intangible assets, and other long-lived assets associated with the standby power business included in the Energy Services segment. As a result of this analysis, in connection with the overall decrease in revenues in 2010 compared to 2009 and the declining gross margins over the last two years for the standby power business, we recognized a non-cash impairment charge of $13,793 in the fourth quarter of 2010 to fully write off the goodwill and intangible assets and partially write off certain fixed assets. (See Note 3 in the Notes to Condensed Consolidated Financial Statements for additional information.)
In December 2010, pursuant to the terms of the Addendum to his Employment Agreement dated May 24, 2010, John D. Kavazanjian notified us of his intention to retire, ceasing to serve as President and Chief Executive Officer effective December 30, 2010. On December 6, 2010, Michael D. Popielec was appointed President and Chief Executive Officer effective December 30, 2010, succeeding John D. Kavazanjian.
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. As a result of management’s ongoing review of our business segments and products, and taking into account the growth and profitability potential of the Energy Services segment as well as its sizeable operating losses over the last several years, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. We anticipate that the actions taken to exit our Energy Services business will result in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months. We expect to complete all exit activities with respect to our Energy Services segment by the end of the third quarter. Upon completion, we will reclassify our Energy Services segment as a discontinued operation.
In connection with the exit activities described above, we expect that we will record total restructuring charges of approximately $3,200, the majority of which are related to employee-related costs, including termination benefits, lease termination costs and inventory and fixed asset write-downs, of which approximately $1,200 will be recorded in the first quarter of 2011. The cash component of the aggregate charge is expected to be approximately $2,200.

Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.
Overview
Consolidated revenues for the year ended December 31, 2010 increased by $6,468, or 3.8%, from the year ended December 31, 2009. This increase was primarily caused by increased revenues in our Communications Systems segment as a result of deliveries on the SATCOM-on-the-Move order received in May 2010. Gross margin increased to 26.1% as a percentage of total revenues for the year ended December 31, 2010, as opposed to 21.4% for the year ended December 31, 2009. Gross margin increased in our Battery & Energy Products and Communications Systems operating segments, partially offset by the decrease in the gross margin in our Energy Services operating segment. Gross margin as a percentage of total revenues for our Battery & Energy Products and Communications Systems segments during the year ended December 31, 2010 increased to 22.9% and 34.6%, respectively. The primary reasons for the gross margin improvements were manufacturing efficiencies and higher selling prices realized for some of our products in our Battery & Energy Products segment and a favorable mix of high-margin Communications Systems revenue, including strong SATCOM-on-the-Move and AMTI amplifier revenues.
Operating expenses increased to $52,450 during the year ended December 31, 2010 compared to $44,222 during the year ended December 31, 2009. Included in operating expenses for the year ended December 31, 2010 was a $13,793 non-cash asset impairment charge to write-off the goodwill and intangible assets and certain fixed assets associated with our standby power business included in our Energy Services segment. Adjusting for this charge, operating expenses for the year ended December 31, 2010 decreased by $5,565 compared to the year ended December 31, 2009. The “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 were primarily responsible for this improvement.
Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $14,540 for the year ended December 31, 2010 compared to $(328) for the year ended December 31, 2009. See the section “Adjusted EBITDA” beginning on page 37 for a reconciliation of Adjusted EBITDA to net income (loss) attributable to Ultralife.
With continued cash flow generated from our operations and favorable improvements made to our balance sheet, the outstanding balance on our new credit facility was $8,541 at December 31, 2010. By comparison, at December 31, 2009, the outstanding revolver balance under our previous credit facility was $15,500.
Outlook
Management has updated its full year guidance for 2011. As a result of exiting the Energy Services business and reclassifying it as a discontinued operation when complete, management now expects to report revenue of approximately $168,000 from continuing operations. Excluding SATCOM system shipments in both periods, revenue is expected to grow by 18% over 2010. Operating income is expected to be no less than $10,500, excluding the Energy Services closing costs of approximately $3,200, representing an operating margin of 6.3%. This compares favorably to the 2010 operating margin of 4.4% adjusting for the $13,793 non-cash impairment charge. Management cautions that the timing of orders and shipments may cause variability in quarterly results.

Results of Operations
Twelve Months Ended December 31, 2010 Compared With the Twelve Months Ended December 31, 2009

	12 Months Ended		Increase /
	12/31/2010	12/31/2009	(Decrease)
Revenues	$178,577	$172,109	$6,468
Cost of products sold	132,008	135,249	(3,241)

Gross margin	46,569	36,860	9,709
Operating expenses	52,450	44,222	8,228

Operating income (loss)	(5,881)	(7,362)	1,481
Other income (expense), net	(998)	(1,478)	480

Income (loss) before taxes	(6,879)	(8,840)	1,961
Income tax provision (benefit)	(670)	391	(1,061)

Net income (loss)	$(6,209)	$(9,231)	$3,022
Net (income) loss attributable to noncontrolling interest	30	(10)	40

Net income (loss) attributable to Ultralife	$(6,179)	$(9,241)	3,062

Net income (loss) attributable to Ultralife common shares — basic	$(0.36)	$(0.54)	$0.18

Net income (loss) attributable to Ultralife common shares — diluted	$(0.36)	$(0.54)	$0.18

Weighted average shares outstanding — basic	17,157,000	16,989,000	168,000

Weighted average shares outstanding — diluted	17,157,000	16,989,000	168,000

Revenues. Total revenues for the twelve months ended December 31, 2010 amounted to $178,577, an increase of $6,468, or 3.8% from the $172,109 reported for the twelve months ended December 31, 2009.
Battery & Energy Products revenues increased $670, or 0.8%, from $93,973 last year to $94,643 this year. The slight increase in Battery & Energy Products revenues was primarily attributable to higher demand for our rechargeable batteries, including automotive telematics batteries resulting from favorable economic conditions in the automotive industry, partially offset by lower battery sales to the U.S. Department of Defense.
Communications Systems revenues increased $11,854, or 19.7%, from $60,322 last year to $72,176 this year. The increase in Communications Systems revenues was mainly due to deliveries on the SATCOM-on-the-Move communications systems order we received in May 2010 and amplifier sales resulting from our acquisition of AMTI on March 20, 2009 and continued favorable demand for these products.
Energy Services revenues decreased $6,056, or 34.0%, from $17,814 last year to $11,758 this year. The decrease in Energy Services revenues was mainly attributable to continued customer delays in capital expenditures for backup stationary power, due to the continued weak economic conditions, primarily attributable to larger capital projects.
Cost of Products Sold. Cost of products sold decreased $3,241, or 2.4%, from $135,249 for the year ended December 31, 2009 to $132,008 for the year ended December 31, 2010. Consolidated cost of products sold as a percentage of total revenue decreased from 78.6% for the year ended December 31, 2009 to 73.9% for the year ended December 31, 2010. Correspondingly, consolidated gross margin was 26.1% for the year ended December 31, 2010, compared with 21.4% for the year ended December 31, 2009, primarily attributable to the margin improvements in the Battery & Energy Products and Communications Systems business segments.
In our Battery & Energy Products segment, the cost of products sold decreased $3,504, from $76,494 in the year ended December 31, 2009 to $72,990 in 2010. Battery & Energy Products gross margin for 2010 was $21,653 or 22.9%, an increase of $4,174 from 2009’s gross margin of $17,479, or 18.6%. Battery & Energy Products gross margin and gross margin as a percentage of revenues both increased for the year ended December 31, 2010, primarily as a result of manufacturing efficiencies and higher selling prices and volumes realized for some of our products, in comparison to the year ended December 31, 2009.
In our Communications Systems segment, the cost of products sold increased $4,681 from $42,492 in 2009 to $47,173 in 2010. Communications Systems gross margin for 2010 was $25,003, or 34.6%, an increase of $7,173 from 2009’s gross margin of $17,830, or 29.6%. The increase in both the gross margin and the gross margin percentage for Communications Systems resulted from deliveries on the SATCOM-on-the-Move communications systems order we received in May 2010 and from our acquisition of the AMTI amplifier business and increased sales of its higher margin products.

In our Energy Services segment, the cost of sales decreased $4,418, from $16,263 for the year ended December 31, 2009, to $11,845 in 2010. Energy Services gross margin for 2010 was $(87), or (0.7)%, compared to 2009’s gross margin of $1,551, or 8.7%. Gross margin and the gross margin percentage in this particular segment both decreased mainly due to lower sales caused by project delays and ongoing pricing pressures in this industry.
Operating Expenses. Total operating expenses increased $8,228, from $44,222 for the year ended December 31, 2009 to $52,450 for the year ended December 31, 2010. Overall, operating expenses as a percentage of sales increased to 29.4% in 2010 from 25.7% reported the prior year. Included in operating expenses for the year ended December 31, 2010 was a $13,793 non-cash asset impairment charge to write-off the goodwill and intangible assets and certain fixed assets associated with our Energy Services business. Adjusting for this charge, operating expenses for the year ended December 31, 2010 decreased by $5,565 compared to the year ended December 31, 2009. The “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009 were primarily responsible for this improvement. Amortization expense associated with intangible assets related to our acquisitions was $1,428 for 2010 ($957 in selling, general and administrative expenses and $471 in research and development costs), compared with $1,683 for 2009 ($1,146 in selling, general, and administrative expenses and $537 in research and development costs). Research and development costs were $8,817 in 2010, a decrease of $723 or 7.6%, over the $9,540 reported in 2009, with the decrease due to the timing of development projects relating primarily to advanced battery systems. Selling, general, and administrative expenses decreased $4,842, or 14.0%, to $29,840. This decrease represents the results of our broad actions to reduce our overall spending base in non-revenue producing functions, as well as approximately $1,200 of non-recurring expenses that were recorded in the second quarter of 2009 associated with staff reductions and legal expenses relating to a litigation matter that was successfully resolved.
Other Income (Expense). Other income (expense) totaled $(998) for the year ended December 31, 2010, compared to $(1,478) for the year ended December 31, 2009. Interest expense, net of interest income, decreased $296, from $1,465 for 2009 to $1,169 for 2010, mainly as a result of lower average borrowings under our revolving credit facilities, partially offset by expenses related to the termination of our previous credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company during the first quarter of the year. Miscellaneous income/expense amounted to income of $171 for 2010 compared with expense of $13 for 2009. The income in 2010 was primarily due to the transactions impacted by changes in foreign currencies relative to the U.S. dollar.
Income Taxes. We reflected a tax benefit of $670 for the twelve-month period ended December 31, 2010 compared with a tax provision of $391 in the same period of 2009. The 2010 tax benefit is principally a result of our realization of a current tax benefit related to our election in 2010 to carry back the 2009 net operating loss to the prior five tax years. This amount was partially offset by state income taxes due for 2010. This election resulted in us receiving a refund of alternative minimum taxes paid in the prior five years. In addition, we realized a deferred tax benefit as a result of the reassessment of the net required deferred tax liability. This reassessment was required due to the impairment of certain goodwill and other intangible assets relating to the standby power business in 2010.
The effective consolidated tax rate for the twelve-month periods ended December 31, 2010 and 2009 was:

	Twelve-Month Periods Ended
	December 31,
	2010	2009
Income (Loss) before Incomes Taxes (a)	$(6,879)	$(8,840)

Total Income Tax Provision (Benefit) (b)	$(670)	$391

Effective Tax Rate (b/a)	(9.7)%	4.4%
In 2010 and 2009, we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences in the U.S., the U.K. and China arising from the conclusion that we would not be able to utilize our U.S., U.K. and China NOL’s that had accumulated over time. The recognition of the valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2010. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.) We continually assess the carrying value of this asset based on relevant accounting standards.

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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2010 and 2009. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center. For further discussion, see “Risk Factors” in Item 1A of this annual report.
Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share were $6,179 and $0.36, respectively, for the year ended December 31, 2010, compared to net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $9,241 and $0.54, respectively, for the year ended December 31, 2009, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 16,989,000 in 2009 to 17,157,000 in 2010, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy under the Amended Purchase Agreement in April 2010.
Twelve Months Ended December 31, 2009 Compared With the Twelve Months Ended December 31, 2008

	12 Months Ended		Increase /
	12/31/2009	12/31/2008	(Decrease)
Revenues	$172,109	$254,700	$(82,591)
Cost of products sold	135,249	197,757	(62,508)

Gross margin	36,860	56,943	(20,083)
Operating expenses	44,222	39,638	4,584

Operating income (loss)	(7,362)	17,305	(24,667)
Other income (expense), net	(1,478)	199	(1,677)

Income (loss) before taxes	(8,840)	17,504	(26,344)
Income tax provision	391	3,879	(3,488)

Net income (loss)	$(9,231)	$13,625	$(22,856)
Net (income) loss attributable to noncontrolling interest	(10)	38	(48)

Net income (loss) attributable to Ultralife	$(9,241)	$13,663	(22,904)

Net income (loss) attributable to Ultralife common shares — basic	$(0.54)	$0.79	$(1.33)

Net income (loss) attributable to Ultralife common shares — diluted	$(0.54)	$0.78	$(1.32)

Weighted average shares outstanding — basic	16,989,000	17,230,000	(241,000)

Weighted average shares outstanding — diluted	16,989,000	17,681,000	(692,000)

Revenues. Total revenues for the twelve months ended December 31, 2009 amounted to $172,109, a decrease of $82,591, or 32.4% from the $254,700 reported for the twelve months ended December 31, 2008.
Battery & Energy Products revenues decreased $1,236, or 1.3%, from $95,209 last year to $93,973 this year. The decrease in revenues was mainly attributable to a decline in sales to automotive telematics customers due to the recession, offset in part by higher shipments of our BA-5390 batteries to government/defense customers and increased demand for rechargeable batteries and charging systems from U.S. defense customers.
Communications Systems revenues decreased $87,848, or 59.3%, from $148,170 last year to $60,322 this year. The decrease in Communications Systems revenues was mainly attributable to large deliveries of SATCOM-On-The-Move systems in 2008, which did not reoccur to the same extent in 2009. This decrease was partially offset by the acquisition of AMTI in March 2009.

Energy Services revenues increased $6,493, or 57.4%, from $11,321 last year to $17,814 this year. The increase in Energy Services revenues was mainly attributable to the added revenue base provided from the acquisition of USE in November 2008.
Cost of Products Sold. Cost of products sold decreased $62,508, or 31.6%, from $197,757 for the year ended December 31, 2008 to $135,249 for the year ended December 31, 2009, primarily as a result of the decrease in revenues. Consolidated cost of products sold as a percentage of total revenue increased from 77.6% for the twelve months ended December 31, 2008 to 78.6% for the year ended December 31, 2009. Correspondingly, consolidated gross margins was 21.4% for the year ended December 31, 2009, compared with 22.4% for the year ended December 31, 2008, generally attributable to the margin decrease in the Energy Services segment, offset by improvements in the Battery & Energy Products and Communications Systems segments.
In our Battery & Energy Products segment, the cost of products sold decreased $3,444, from $79,938 in the year ended December 31, 2008 to $76,494 in 2009. Battery & Energy Products gross margin for 2009 was $17,479, or 18.6%, an increase of $2,208 from 2008’s gross margin of $15,271, or 16.0%. Battery & Energy Products gross margin and gross margin as a percentage of revenues both increased for the year ended December 31, 2009, primarily as a result of favorable product mix, as well as lower costs for material and component parts, in comparison to the year ended December 31, 2008. Also, the approximate $750 restructuring charge that was recorded relating to the transition of our U.K. operations from a manufacturing and distribution facility to a distribution and service center designed to enhance our ability to serve our customers, including the U.K. Ministry of Defence, resulting in employee termination costs and certain asset valuation adjustments in 2008, did not reoccur in 2009.
In our Communications Systems segment, the cost of products sold decreased $65,369, from $107,861 in 2008 to $42,492 in 2009. Communications Systems gross margin for 2009 was $17,830, or 29.6%, a decrease of $22,479 from 2008’s gross margin of $40,309, or 27.2%. The increase in the gross margin percentage for Communications Systems resulted from product mix and the recognition of a gain on litigation settlement totaling $1,256, in relation to the settlement of an ongoing litigation with a vendor.
In our Energy Services segment, the cost of sales increased $6,305, from $9,958 for the year ended December 31, 2008, to $16,263 in 2009. Energy Services gross margin for 2009 was $1,551, or 8.7%, compared to 2008’s gross margin of $1,363, or 12.0%. Gross margin in this particular segment was weaker than expected due to continued intense price competition with component suppliers, relatively low margin jobs that carried over from 2008 into 2009, and ongoing integration efforts related to the USE acquisition.
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
Other Income (Expense). Other income (expense) totaled $(1,478) for the year ended December 31, 2009, compared to $199 for the year ended December 31, 2008. Interest expense, net of interest income, increased $535, from $930 for 2008 to $1,465 for 2009, mainly as a result of higher average borrowings under our revolving credit facility. In 2008, we recognized a gain of $313 on the early conversion of the $10,500 convertible notes held by the sellers of McDowell, which related to an increase in the interest rate on the notes from 4.0% to 5.0% in October 2007. Miscellaneous income/expense amounted to expense of $13 for 2009 compared with income of $816 for 2008. The income in 2008 was primarily due to the recognition of $300 in grant revenue from the satisfaction of all the requirements from a government grant in 2008 and the transactions impacted by changes in foreign currencies relative to the U.S. dollar.

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
In 2009 and 2008, we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences in the U.S., the U.K. and China arising from the conclusion that we would not be able to utilize our U.S., U.K. and China NOL’s that had accumulated over time. The recognition of the valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2009. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.) We continually assess the carrying value of this asset based on relevant accounting standards.
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
The term Adjusted EBITDA is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA should not be considered in isolation, or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:
•
Adjusted EBITDA does not reflect (1) our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) changes in, or cash requirements for, our working capital needs; (3) the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; (4) income taxes or the cash requirements for any tax payments; and (5) all of the costs associated with operating our business;

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Years ended December 31,
	2010	2009	2008

Net income (loss) attributable to Ultralife	$(6,179)	$(9,241)	$13,663
Add: interest expense, net	1,169	1,465	930
Add (Less): income tax provision (benefit)	(670)	391	3,879
Add: depreciation expense	3,922	4,044	3,851
Add: amortization expense	1,428	1,683	2,119
Add: stock-based compensation expense	1,077	1,330	2,266
Add: impairment of goodwill and long-lived assets	13,793	—	—
Less: gain on debt conversion	—	—	(313)

Adjusted EBITDA	$14,540	$(328)	$26,395

Liquidity and Capital Resources
Cash Flows and General Business Matters
As of December 31, 2010, cash and cash equivalents totaled $4,641, a decrease of $1,453 from the beginning of the year. During the twelve months ended December 31, 2010, we generated $10,909 of cash from operating activities as compared to generating $2,032 of cash for the twelve months ended December 31, 2009. The cash from operating activities provided in 2010 was mainly attributable to our pre-tax loss of $6,879, plus an addback of $6,427 for non-cash expenses of depreciation, amortization and stock-based compensation and an impairment charge of goodwill and long-lived assets of $13,793. Approximately $2,689 of cash was used for working capital due mainly to increases in accounts receivable, due to timing of orders, and prepaid expenses and a decrease in accounts payable, offset by a decrease in inventories. For 2009, the cash generated from operating activities of $2,032 was mainly attributable to a pre-tax loss of $8,840, plus an addback of $7,057 for non-cash expenses of depreciation, amortization and stock-based compensation, and partially offset by a gain on litigation settlement of $1,256. Approximately $3,106 of cash was used for working capital due mainly to a decrease in inventories, offset by increases in accounts receivable due to timing of orders and a decrease in accounts payable.
We used $1,951 in cash for investing activities during 2010 compared with $8,801 in cash used for investing activities in 2009. In 2010, we spent $1,815 to purchase plant, property and equipment, $464 was used to establish a restricted cash fund in connection with our U.K. operations, and $137 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”). In addition, we received $465 in cash proceeds from dispositions of property, plant and equipment. In 2009, we spent $2,035 to purchase plant, property and equipment, and $6,766 was used in connection with the acquisition of AMTI, as well as contingent purchase price payouts related to RedBlack and RPS.
During 2010, we used $10,629 in funds from financing activities compared to the generation of $10,761 in funds in 2009. The financing activities in 2010 included outflows of $6,959 for repayments on the revolver portion of our primary credit facilities and $3,725 for principal payments on debt and capital lease obligations, and an inflow of cash from stock option exercises of $55. The financing activities in 2009 included inflows of $15,500 from drawdowns on the revolver portion of our primary credit facility, $751 for proceeds from the issuance of debt, and $349 from stock option and warrant exercises, partially offset by outflows of $2,519 for principal payments on term debt under our primary credit facility and capital lease obligations and $3,326 for the purchase of treasury shares related to our share repurchase program.
Although we booked a full reserve for our deferred tax asset during the fourth quarter of 2006 and continued to carry this reserve as of December 31, 2009 and 2010, we continue to have significant U.S. NOL’s available to us to utilize as an offset to taxable income. As of December 31, 2010, none of our U.S. NOL’s have expired. During 2008, we utilized $27,682 of our U.S. NOL carryforwards such that over the next five years, there are no scheduled expirations of our U.S. NOL’s. (See Note 8 in the Notes to the Consolidated Financial Statements for additional information.)
Inventory turnover for the year ended December 31, 2010 averaged 3.4 turns compared to 2.7 turns for 2009. The increase in this metric is mainly due to our conscious efforts to more closely align our inventory purchases with our orders. Our Days Sales Outstanding (DSOs) was an average of 62 days for 2010, a decrease from the 2009 average of 69 days, mainly due to our greater overall focus on asset management.

Our order backlog at December 31, 2010 was approximately $42,737. The majority of the backlog was related to orders that are expected to ship throughout 2011.
As of December 31, 2010, we had made commitments to purchase approximately $275 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.
Potential Commitments
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2010, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry have now been consolidated and the US Attorney’s Office is representing the government in connection with these matters. We recently received a settlement proposal from the US Attorney which was based on the non-acceptance of various positions submitted by us in discussions and exchanges related to these matters. We are now reviewing the settlement proposal for purposes of preparing our response. At this time we have no basis for quantifying any penalties or liabilities we might face on account of the DCAA Audit and DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DOD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office has proposed a settlement by which we may avoid joint and several liability in exchange for settlement payment of $520. Under the terms of the settlement agreement, we can satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of December 31, 2010, our reserve is $217 to account for the remaining five monthly installments of the $520 settlement amount.

In connection with our acquisition of Stationary Power on November 16, 2007, the purchase agreement specified an adjustment mechanism based upon Stationary Power’s closing date net worth balance relative to a previously-agreed amount of $500. The final net value of the “Net Worth”, under the stock purchase agreement, was $339, resulting in a revised initial purchase price of $9,839. In addition, there is a contingent payout of up to 100,000 shares of our common stock to be earned upon the achievement of certain post-acquisition annual sales milestones through the measurement period ended December 31, 2012. Through the year ended December 31, 2010, we have issued no shares of our common stock relating to this contingent consideration.
In connection with our acquisition of RPS on November 16, 2007, on the achievement of certain post-acquisition sales milestones, we will pay the previous owners of RPS, in cash, 5% of sales up to the sales in the operating plan, and 10% of sales that exceed the sales in the operating plan, for the remainder of the calendar year 2007 and for calendar years 2008, 2009 and 2010. The additional contingent cash consideration is payable in annual installments, and excludes sales made to Stationary Power, which historically have comprised substantially all of RPS’s sales. During 2009, we made cash payments of $49 for contingent consideration earned through the year ended December 31, 2008. During 2010, we made cash payments of $137 for contingent consideration earned through the year ended December 31, 2009. For the year ended December 31, 2010, we have recorded an additional $68 in contingent cash consideration.
In connection with our acquisition of USE on November 10, 2008, there was a contingent payout of up to 200,000 shares of our unregistered common stock to be earned upon the achievement of certain post-acquisition revenue milestones. On April 27, 2010, we entered into Amendment No. 2 to the USE asset purchase agreement. Under the terms of Amendment No. 2, we agreed to issue an aggregate of 200,000 shares of our unregistered common stock, valued at approximately $858, in full satisfaction of our outstanding obligations under the USE asset purchase agreement. We elected to enter into Amendment No. 2 because our consolidation plan and the reorganization of our reporting units involved reorganizing the operations of the business purchased in the USE asset purchase agreement. The post-acquisition revenue milestones in the USE asset purchase agreement did not support our current consolidation and reorganization plans and it was determined that it would be in our best interests to satisfy our obligations under the USE asset purchase agreement. Amendment No. 2 did not change our original assessment that the contingent payout of shares of common stock was related to the acquisition of the assets of USE. Accordingly, we reflected the payment as additional purchase price. Our evaluation in the fourth quarter of 2010, with new information available at that time and based on the overall operations of the standby power business, resulted in the impairment charges previously discussed and included the contingent consideration related to Amendment No. 2. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)
Debt and Lease Commitments
At December 31, 2010, we had outstanding capital lease obligations of $364.
On February 17, 2010, we entered into a new senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support. The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. At closing, we paid RBS a facility fee of $263.
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

At December 31, 2010, interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 4.50%. We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing. Upon delivery of our audited financial statements for the fiscal year ended December 31, 2010 to RBS, and assuming no events of default exist at such time, the rate of interest under the Credit Facility can fluctuate based on the available borrowings remaining under the Credit Facility as set forth in the following table:

Excess Availability	LIBOR Rate Plus

Greater than $10,000	4.00%

Greater than $7,500 but less than or equal to $10,000	4.25%

Greater than $5,000 but less than or equal to $7,500	4.50%

Greater than $3,000 but less than or equal to $5,000	4.75%
On January 19, 2011, we entered in a First Amendment to Credit Agreement (“First Amendment”) with RBS. The First Amendment amended the Credit Facility as follows:
(i)
Eligible accounts receivable under the Credit Facility (for the determination of available borrowings) now include foreign (non-U.S.) accounts subject to credit insurance payable to RBS (formerly, such accounts were not eligible without arranging letter of credit facilities satisfactory to RBS).

(ii)	Decreased the interest rate that will accrue on outstanding indebtedness, as set forth in the following table:

Excess Availability	LIBOR Rate Plus

Greater than $10,000	3.00%

Greater than $6,000 but less than or equal to $10,000	3.25%

Greater than $3,000 but less than or equal to $6,000	3.50%
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
We are required to maintain a fixed coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of December 31, 2010, our fixed charge ratio was 2.28 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of December 31, 2010, we had $8,541 outstanding under the Credit Facility. At December 31, 2010, the interest rate on the asset based revolver component of the Credit Facility was 4.77%. As of December 31, 2010, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At December 31, 2010, we had $-0- of outstanding letters of credit related to this facility. Based on the levels of collateral allowable under the agreement, our available borrowing base was $15,332 at December 31, 2010.
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

Contractual Obligations

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Long-Term Debt Obligations	$8,604	$8,594	$10	$—	$—
Expected Interest Payments	857	463	394	—	—
Capital Lease Obligations	364	123	241	—	—
Operating Lease Obligations	3,558	1,347	1,344	867	—
Purchase Obligations	28,141	28.141	—	—	—

Total	$41,524	$38,668	$1,989	$867	$—

Expected interest payments are calculated assuming a 4.77% annual rate on the outstanding revolver balance, plus associated fees related to our credit facility; and the applicable annual interest rates ranging from 0.00% to 7.45% for various notes payable for equipment and vehicles. Purchase obligations consist of commitments for property, plant and equipment, open purchase orders for materials and supplies, and other general commitments for various service contracts.
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

We conduct our annual impairment analysis for goodwill and intangible assets with indefinite lives in October of each fiscal year. For 2010, we have identified six goodwill reporting units for testing, and based on our results of the Step 1 testing, we needed to conduct Step 2 testing for the standby power business reporting unit. Based on our results of the Step 2 testing, we concluded that we have a full impairment of goodwill in connection with the standby power business reporting unit. For 2010, we have identified four trademarks for testing, and based on our results of the testing, we have a full impairment of the trademark in connection with the standby power business. (See Note 3 in the Notes to Consolidated Financial Statements for additional information of impairment charges.) There were no other impairments of goodwill and intangible assets with indefinite lives for 2010. However, due to the narrow margin of passing the Step 1 goodwill impairment testing for 2010 in the RedBlack reporting unit, there is potential for a partial or full impairment of the goodwill value in 2011 if the projected operational results are not achieved. One of the key assumptions for achieving the projected operational results includes significant revenue growth. As of December 31, 2010, the RedBlack reporting unit had a goodwill carrying value of $2,025.
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
In 2010, 2009 and 2008, we continued to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences in the U.S., the U.K. and China arising from the conclusion that we would not be able to utilize our U.S., U.K. and China NOL’s that had accumulated over time. The recognition of the valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2010. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. We continually assess the carrying value of this asset based on relevant accounting standards.
Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-29 amends accounting guidance concerning disclosure of supplemental pro forma information for business combinations. If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only. The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments. ASU No. 2010-29 is effective for fiscal years beginning on or after December 15, 2010 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements. The future impact of adopting this pronouncement will depend on the future business combinations that we may pursue.
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU No. 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 will be effective for annual and interim reporting periods beginning after December 15, 2010, and any impairment identified at the time of adoption will be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2010-17 will have on our financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate debt obligation. In connection with our credit facility with RBS, at December 31, 2010, the interest rate is variable based on LIBOR plus 4.50%. The impact of a one percentage point change in the interest rate associated with the RBS credit facility would not have a material impact on our interest expense.
We are subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. In the year ended December 31, 2010, approximately 88.5% of our sales were denominated in U.S. dollars. The remainder of our sales was denominated in U.K. pounds sterling, euros, Australian dollars, Canadian dollars, Indian rupee and Chinese yuan renminbi. A 10% change in the value of the pound sterling, the euro, Australian dollar, Canadian dollar, the rupee or the yuan renminbi to the U.S. dollar would have impacted our revenues in that period by approximately 1.1%. We monitor the relationship between the U.S. dollar and other currencies on a continuous basis and adjust sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency relative to the U.S. dollar.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 49.

Page

Report of Independent Registered Public Accounting Firm, BDO USA, LLP	48

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	49

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	50

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008	51

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	52

Notes to Consolidated Financial Statements	53

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	91

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Ultralife Corporation
Newark, New York
We have audited the accompanying consolidated balance sheets of Ultralife Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of Ultralife Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultralife Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Troy, Michigan
March 15, 2011

ULTRALIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$4,641	$6,094
Restricted cash	464	—
Trade accounts receivable, net of allowance for doubtful accounts of $490 and $1,024, respectively	34,270	32,449
Inventories	33,122	35,503
Deferred tax asset — current	208	288
Prepaid expenses and other current assets	2,949	1,624

Total current assets	75,654	75,958

Property, plant and equipment, net	14,485	16,648

Other assets:
Goodwill	18,276	25,436
Intangible assets, net	6,150	13,064
Security deposits	270	60

	24,696	38,560

Total Assets	$114,835	$131,166

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$8,717	$19,082
Accounts payable	16,409	19,177
Income taxes payable	54	28
Accrued compensation	1,701	1,526
Accrued vacation	681	704
Deferred revenue	2,887	3,343
Other current liabilities	5,896	4,274

Total current liabilities	36,345	48,134

Long-term liabilities:
Debt and capital lease obligations	251	267
Deferred tax liability	3,906	4,100
Other long-term liabilities	538	551

Total long-term liabilities	4,695	4,918

Commitments and contingencies (Note 6)

Shareholders’ equity:
Ultralfe equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,639,683 and 18,384,916, respectively	1,865	1,831
Capital in excess of par value	171,020	169,064
Accumulated other comprehensive income (loss)	(1,262)	(1,256)
Accumulated deficit	(90,200)	(84,021)

	81,423	85,618

Less —Treasury stock, at cost — 1,371,900 and 1,358,507 shares outstanding, respectively	7,652	7,558

Total Ultralife equity	73,771	78,060

Noncontrolling interest	24	54

Total shareholders’ equity	73,795	78,114

Total Liabilities and Shareholders’ Equity	$114,835	$131,166

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2010	2009	2008

Revenues	$178,577	$172,109	$254,700
Cost of products sold	132,008	135,249	197,757

Gross margin	46,569	36,860	56,943

Operating expenses:
Research and development (including $471, $537 and $633 of amortization of intangible assets, respectively)	8,817	9,540	8,138
Selling, general, and administrative (including $957, $1,146 and $1,486 of amortization of intangible assets, respectively)	29,840	34,682	31,500
Impairment of goodwill and long-lived assets	13,793	—	—

Total operating expenses	52,450	44,222	39,638

Operating income (loss)	(5,881)	(7,362)	17,305

Other income (expense):
Interest income	2	27	37
Interest expense	(1,171)	(1,492)	(967)
Gain on insurance settlement	—	—	39
Gain on debt conversion	—	—	313
Miscellaneous	171	(13)	777

Income (loss) before income taxes	(6,879)	(8,840)	17,504

Income tax provision (benefit) — current	(555)	31	582
Income tax provision (benefit) — deferred	(115)	360	3,297

Total income taxes provision (benefit)	(670)	391	3,879

Net income (loss)	(6,209)	(9,231)	13,625

Net (income) loss attributable to noncontrolling interest	30	(10)	38

Net income (loss) attributable to Ultralife	$(6,179)	$(9,241)	$13,663

Net income (loss) attributable to Ultralife common shares — basic	$(0.36)	$(0.54)	$0.79

Net income (loss) attributable to Ultralife common shares — diluted	$(0.36)	$(0.54)	$0.78

Weighted average shares outstanding — basic	17,157	16,989	17,230

Weighted average shares outstanding — diluted	17,157	16,989	17,681

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Per Share Amounts)

				Accumulated Other
				Comprehensive Income (Loss)
				Foreign
	Common Stock		Capital in	Currency	Other
	Number		excess of	Translation	Unrealized	Accumulated	Treasury	Noncontrolling
	of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Interest	Total

Balance as of December 31, 2007	17,208,862	$1,712	$152,070	$66	$3	$(88,443)	$(2,401)	$—	$63,007

Comprehensive income:
Net income						13,663		(38)	13,625
Other comprehensive income (loss):
Foreign currency translation adjustments				(1,984)					(1,984)
Unrealized loss on interest rate swap arrangements					(15)				(15)

Other comprehensive income									(1,999)

Comprehensive income									11,626

Investment in India JV by noncontrolling interest								59	59
Stock-based compensation related to stock options			1,700				(16)		1,684
Stock-based compensation related to restricted stock grants	—	—	442						442
Shares purchased in connection with stock repurchase program	—	—	—				(1,815)		(1,815)
Shares issued in connection with conversion of convertible notes payable	700,000	70	10,430						10,500
Shares issued to directors	12,737	1	123						124
Shares issued under stock option and warrant exercises	305,410	32	2,494						2,526

Balance as of December 31, 2008	18,227,009	$1,815	$167,259	$(1,918)	$(12)	$(74,780)	$(4,232)	$21	$88,153

Comprehensive income:
Net income						(9,241)		10	(9,231)
Other comprehensive income (loss):
Foreign currency translation adjustments				662					662
Unrealized gain on interest rate swap arrangements					12				12

Other comprehensive loss									674

Comprehensive loss									(8,557)

Investment in India JV by noncontrolling interest								23	23
Short-swing profit recovery			6						6
Stock-based compensation related to stock options			964				—		964
Shares issued and compensation under restricted stock grants	7,756	—	100						100
Shares purchased in connection with stock repurchase program	—	—	—				(3,326)		(3,326)
Shares issued in connection with AMTI acquisition	21,340	2	134						136
Shares issued to directors	46,339	5	261						266
Shares issued under stock option and warrant exercises	82,472	9	340						349

Balance as of December 31, 2009	18,384,916	$1,831	$169,064	$(1,256)	$—	$(84,021)	$(7,558)	$54	$78,114

Comprehensive loss:
Net loss						(6,179)		(30)	(6,209)
Other comprehensive income (loss):
Foreign currency translation adjustments				(6)					(6)

Other comprehensive loss									(6)

Comprehensive loss									(6,215)

Stock-based compensation related to stock options			670				—		670
Shares issued (cancelled) and compensation under restricted stock grants	(27,535)	—	92				(94)		(2)
Shares issued in connection with US Energy acquisition contingent earn-out	200,000	20	838						858
Shares issued to directors	66,301	13	302						315
Shares issued under stock option exercises	16,001	1	54						55

Balance as of December 31, 2010	18,639,683	$1,865	$171,020	$(1,262)	$—	$(90,200)	$(7,652)	$24	$73,795

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(6,209)	$(9,231)	$13,625
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of financing fees	3,922	4,044	3,851
Amortization of intangible assets	1,428	1,683	2,119
(Gain) loss on long-lived asset disposal and write-offs	(232)	79	204
Gain on insurance settlement	—	—	(39)
Foreign exchange (gain) loss	(124)	49	(399)
Gain on debt conversion	—	—	(313)
Gain on litigation settlement	—	(1,256)	—
Impairment of goodwill and long-lived assets	13,793	—	—
Non-cash stock-based compensation	1,077	1,330	2,266
Changes in deferred income taxes	(115)	360	3,297
Provision for loss on accounts receivable	(216)	188	1,086
Provision for inventory obsolescence	387	1,123	2,850
Provision for warranty charges	542	387	1,010
Provision for workers’ compenstion obligation	(303)	170	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,588)	(1,721)	(5,507)
Inventories	1,980	6,596	(9,170)
Prepaid expenses and other current assets	(1,684)	93	2,530
Insurance receivable relating to fires	—	—	202
Income taxes payable	26	(554)	582
Accounts payable and other liabilities	(1,775)	(1,308)	864

Net cash provided by operating activities	10,909	2,032	19,058

INVESTING ACTIVITIES
Purchase of property and equipment	(1,815)	(2,035)	(3,787)
Proceeds from asset disposal	465	—	—
Change in restricted cash	(464)	—	—
Payment for acquired companies, net of cash acquired	(137)	(6,766)	(3,171)

Net cash used in investing activities	(1,951)	(8,801)	(6,958)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(6,959)	15,500	(11,204)
Proceeds from issuance of common stock	55	349	2,526
Proceeds from issuance of debt	—	751	—
Principal payments on debt and capital lease obligations	(3,725)	(2,519)	(2,230)
Purchase of treasury stock	—	(3,326)	(1,815)
Short-swing profit recovery	—	6	—

Net cash provided by (used in) financing activities	(10,629)	10,761	(12,723)

Effect of exchange rate changes on cash	218	224	256

Change in cash and cash equivalents	(1,453)	4,216	(367)

Cash and cash equivalents at beginning of period	6,094	1,878	2,245

Cash and cash equivalents at end of period	$4,641	$6,094	$1,878

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$845	$1,289	$934

Cash paid for income taxes	$1	$605	$—

Noncash investing and financing activities:
Issuance of common stock for acquired companies	$858	$—	$—

Purchase of property and equipment via capital lease payable	$303	$102	$98

Conversion of convertible notes into shares of common stock	$—	$—	$10,500

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
b. Principles of Consolidation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of Ultralife Corporation, our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), ABLE New Energy Co., Limited, and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), McDowell Research Co., Inc. (“McDowell”), RedBlack Communications, Inc. (“RedBlack”) and Ultralife Energy Services Corporation (“UES”), and our majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”). Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for using the equity method, if our interest is greater than 20%. Investments in entities in which we have less than a 20% ownership interest are accounted for using the cost method.
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

Changes in our allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Balance at beginning of year	$1,024	$1,086	$485
Amounts charged (credited) to expense	(216)	188	675
Amounts credited to other accounts	(7)	(42)	(11)
Uncollectible accounts written-off, net of recovery	(311)	(208)	(63)

Balance at end of year	$490	$1,024	$1,086

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
i. Long-Lived Assets, Goodwill and Intangibles
We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. As a result of this assessment, we recognized a non-cash impairment of $269 and $4,250 in property, plant and equipment and amortizable intangible assets, respectively, in the year ended December 31, 2010. (See Note 3 for additional information.) We did not record any material impairments of long-lived assets in the years ended December 31, 2009 and 2008.
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
The impairment test for goodwill consists of a comparison of the fair value of the goodwill with the carrying amount of the reporting unit to which it is assigned. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the intangible assets exceeds their fair value, an impairment loss shall be recognized in an amount equal to that excess. We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the relief from a royalty income valuation approach. As a result of this assessment, we recognized a non-cash impairment of $7,974 and $1,300 in goodwill and intangible assets with indefinite lives, respectively, in the year ended December 31, 2010. (See Note 3 for additional information.)

Based on the final valuations for amortizable intangible assets acquired in the AMTI acquisition during 2009, and the ABLE and McDowell acquisitions during 2006, we project our amortization expense will be approximately $625, $495 $399, $307 and $228 for the fiscal years ending December 31, 2011 through 2015, respectively.
j. Translation of Foreign Currency
The financial statements of our foreign affiliates are translated into U.S. dollar equivalents in accordance with FASB’s guidance for foreign currency translation, with translation adjustments recorded as a component of accumulated other comprehensive income. Exchange gains (losses) relate to foreign currency transactions included in net income (loss) for the years ended December 31, 2010, 2009 and 2008 were $124, $(49), and $399, respectively.
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
n. Advertising Expenses
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $1,200, $1,090, and $940 for the years ended December 31, 2010, 2009 and 2008, respectively.

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
A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. As of December 31, 2010, we continued to recognize a full valuation allowance on our deferred tax asset to the extent they are not able to be offset by future reversing temporary differences, based on a consistent evaluation methodology that was used for 2008 and 2009. The assessment of the realizability of the U.S. NOL was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2010. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance for the accounting of income taxes. For the years ended December 31, 2008 and 2009, we also recorded a full valuation allowance on our net deferred tax asset. A valuation allowance was required for the years ended December 31, 2010, 2009 and 2008 related to our U.K. subsidiary due to the history of losses at that facility. A valuation allowance was required for the years ended December 31, 2010 and 2009 related to our ABLE subsidiary due to the history of losses at that facility.
We have adopted the provisions of FASB’s guidance for the Accounting for Uncertainty in Income Taxes. We have recorded no liability for income taxes associated with unrecognized tax benefits during 2008, 2009 and 2010, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).
r. Concentration Related to Customers and Suppliers
During the year ended December 31, 2010, we had two major customers, U.S. Department of Defense and Port Electronics Corp., which comprised 11% and 10% of our revenue, respectively. During the year ended December 31, 2009, we had one major customer, the U.S. Department of Defense, which comprised 26% of our revenue. During the year ended December 31, 2008, we had two major customers, Raytheon Company and Port Electronics Corp., which comprised 29% and 16% of our revenue, respectively. There were no other customers that comprised greater than 10% of our total revenues during the years ended December 31, 2010, 2009 and 2008.
We have no customers that comprised greater than 10% of our trade accounts receivables as of December 31, 2010. We had two customers that comprised 45% of our trade accounts receivable as of December 31, 2009. There were no other customers that comprised greater than 10% of our total trade accounts receivable as of December 31, 2009.
Currently, we do not experience significant seasonal trends in Battery & Energy Products revenues. However, a downturn in the U.S. economy, such as the one that we recently experienced, which affects retail sales and which could result in fewer sales of smoke detectors to consumers, could potentially result in lower sales for us to this market segment. The smoke detector OEM market segment comprised approximately 5% and 9% of total Battery & Energy Products revenues in 2010 and 2009, respectively. Additionally, lower demand from the U.S., U.K. and other foreign governments could result in lower sales to defense and government users.
We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. Department of Defense have been substantial during 2010, 2009 and 2008, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.

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
s. Fair Value Measurements and Disclosures
The FASB guidance for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required.

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities.
FASB’s guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2010 and 2009. The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, our convertible note and our revolving credit facility approximates carrying value due to the short-term nature of these instruments. The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.
t. Derivative Financial Instruments
Derivative instruments are accounted for in accordance with FASB’s guidance on the Accounting for Derivative Instruments and Hedging Activities which requires that all derivative instruments be recognized in the financial statements at fair value. As of December 31, 2010 and 2009, we had no outstanding derivative financial instruments.
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
Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the years ended December 31, 2010, 2009 and 2008, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Net Income (Loss) attributable to Ultralife	$(6,179)	$(9,241)	$13,663
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (-0-, -0- and 84,000 shares, respectively)	—	—	(66)

Net Income (Loss) attributable to Ultralife common shareholders (a)	(6,179)	(9,241)	13,597
Effect of Dilutive Securities:
Convertible Notes Payable	—	—	215

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$(6,179)	$(9,241)	$13,812

Average Common Shares Outstanding — Basic (c)	17,157	16,989	17,230
Effect of Dilutive Securities:
Stock Options / Warrants	—	—	130
Convertible Notes Payable	—	—	321

Average Common Shares Outstanding — Diluted (d)	17,157	16,989	17,681

EPS — Basic (a/c)	$(0.36)	$(0.54)	$0.79
EPS — Diluted (b/d)	$(0.36)	$(0.54)	$0.78
There were 1,811,742 outstanding stock options, warrants and restricted stock awards as of December 31, 2010, that were not included in EPS as the effect would be anti-dilutive. There were 1,833,134 outstanding stock options, warrants and restricted stock awards as of December 31, 2009, that were not included in EPS as the effect would be anti-dilutive. We also had 236,919 shares of common stock at December 31, 2009 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. There were 1,301,383 outstanding stock options, warrants and restricted stock awards as of December 31, 2008 that were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 421,988 outstanding stock options, warrants and restricted stock awards and 320,513 shares of common stock reserved under convertible notes payable were included in the dilution computation for the year ended December 31, 2008. For years ended December 31, 2010 and 2009, diluted earnings (loss) per share was the equivalent of basic earnings (loss) per share due to the net loss.
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
w. Segment Reporting
We report segment information in accordance with FASB’s guidance on Disclosures about Segments of an Enterprise and Related Information. We have three operating segments. The basis for determining our operating segments is the manner in which financial information is used by us in our operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.
Beginning January 1, 2010, we now report our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. The Non-Rechargeable Products and Rechargeable Products segments have been combined into a single segment called Battery & Energy Products. The Communications Systems segment now includes our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment has been renamed Energy Services and encompassed our standby power and wireless businesses. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, will be captured under the respective operating segment in which the work is performed.

x. Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-29 amends accounting guidance concerning disclosure of supplemental pro forma information for business combinations. If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only. The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments. ASU No. 2010-29 is effective for fiscal years beginning on or after December 15, 2010 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements. The future impact of adopting this pronouncement will depend on the future business combinations that we may pursue.
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU No. 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 will be effective for annual and interim reporting periods beginning after December 15, 2010, and any impairment identified at the time of adoption will be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements.
In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2010-17 will have on our financial statements.
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
The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed are included in our Condensed Consolidated Financial Statements beginning on the acquisition date. For the year ended December 31, 2010, AMTI contributed net sales of $14,001 and net income of $2,134. From the date of acquisition through December 31, 2009, AMTI contributed net sales of $11,354 and net income of $1,744. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $4,684 was recorded as goodwill in the amount of $1,033. The acquired goodwill has been assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.
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
U.S. Energy Systems, Inc. and U.S. Power Services, Inc.
On November 10, 2008, we acquired certain assets of USE, a nationally recognized standby power installation and power management services business. USE is located in Riverside, California. The acquired assets of USE have been incorporated into our UES subsidiary.
Under the terms of the asset purchase agreements for USE, the initial purchase price consisted of $2,865 in cash. In addition, on the achievement of certain annual post-acquisition financial milestones during the period ending December 31, 2012, we were to issue up to an aggregate of 200,000 unregistered shares of our common stock to Ken Cotton, Shawn O’Connell and Simon Baitler (together, the “Selling Shareholders”). The unregistered shares of common stock were to be issued after the first occasion annual sales for a calendar year exceeded $10,000 (30,000 shares), $15,000 (40,000 shares), $20,000 (60,000 shares), and $25,000 (70,000 shares). On April 27, 2010, we entered into Amendment No. 2 to the USE asset purchase agreement. Under the terms of Amendment No. 2, we agreed to issue an aggregate of 200,000 shares of our unregistered common stock, valued at approximately $858, in full satisfaction of our outstanding obligations to the Selling Shareholders under the USE asset purchase agreement. Under the terms of Amendment No. 2, the Selling Shareholders agreed to release us from any past or present claims relating to the purchase price provisions of the USE asset purchase agreement. We elected to enter into Amendment No. 2 because our consolidation plan and the reorganization of our reporting units involved reorganizing the operations of the business purchased in the USE asset purchase agreement. The post-acquisition financial milestones in the USE asset purchase agreement did not support our current consolidation and reorganization plans and it was determined that it would be in our best interests to satisfy our obligations under the USE asset purchase agreement. Amendment No. 2 did not change our original assessment that the contingent payout of shares of common stock was related to the acquisition of the assets of USE. Accordingly, we reflected the payment as additional purchase price. We incurred $65 in acquisition related costs, which are included in the revised total cost of the USE investment of $3,788.
The results of operations of USE and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $1,499 was recorded as goodwill in the amount of $2,289. The acquired goodwill has been assigned to the Energy Services segment and is expected to be fully deductible for income tax purposes.

The following table represents the revised, final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

ASSETS
Current assets:
Cash	$—

Total current assets	—
Property, plant and equipment, net	306
Goodwill	2,289
Intangible Assets:
Patents and Technology	220
Customer Relationships	1,300

Total assets acquired	4,115

LIABILITIES
Current liabilities:
Current portion of long-term debt	56
Other current liabilities	43

Total current liabilities	99
Long-term liabilities:
Debt	228

Total liabilities assumed	327

Total Purchase Price	$3,788

The intangible assets related to patents and technology and customer relationships were amortized as the economic benefits of the intangible assets were utilized over their weighted-average estimated useful life of fifteen years. As a result of the full impairment of these intangible assets in the fourth quarter of 2010, no additional amortization expense will be incurred.
Note 3 — Supplemental Balance Sheet Information
a. Inventory
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	December 31,
	2010	2009

Raw materials	$18,250	$19,743
Work in process	6,649	6,044
Finished products	8,223	9,716

	$33,122	$35,503

b. Property, Plant and Equipment
Major classes of property, plant and equipment consisted of the following:

	December 31,
	2010	2009

Land	$123	$123
Buildings and Leasehold Improvements	6,188	6,127
Machinery and Equipment	45,714	43,996
Furniture and Fixtures	1,702	1,829
Computer Hardware and Software	3,652	3,397
Construction in Progress	582	1,324

	57,961	56,796
Less: Accumulated Depreciation	43,476	40,148

	$14,485	$16,648

Estimated costs to complete construction in progress as of December 31, 2010 and 2009 was approximately $372 and $893, respectively.
Depreciation expense was $3,768, $3,929, and $3,752 for the years ended December 31, 2010, 2009, and 2008, respectively.
c. Impairment of Goodwill, Intangible Assets and Long-Lived Assets
In the fourth quarter of 2010, we completed an impairment analysis of the goodwill, intangible assets, and other long-lived assets associated with the standby power business included in the Energy Services segment. As a result of this analysis, in connection with the overall decrease in revenues in 2010 compared to 2009 and the declining gross margins over the last two years for the standby power business, we recognized a non-cash impairment charge of $13,793 in the fourth quarter of 2010 to fully write off the goodwill and intangible assets and partially write off certain fixed assets. For the past two years, cautious spending and continued delays in implementing large capital projects by customers in the standby power industry have negatively impacted results for our Energy Services segment. In conjunction with the non-cash impairment charge, we impaired goodwill of $7,974, trademarks of $1,300, patents and technology of $431, customer relationships of $3,819 and fixed assets of $269.
We applied the provisions of FASB ASC Topic 820 during the annual goodwill impairment test performed in October 2010. Step one of the goodwill impairment test consists of determining a fair value for each of our six reporting units. The fair value for our reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, we used two valuation approaches, the income and market approaches, to estimate the fair values of our reporting units, using Level 3 inputs. To estimate the fair values of reporting units, we use significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples. As a result of the goodwill impairment test performed during 2010, we recognized a non-cash goodwill impairment charge. The fair value measurements of the reporting units included unobservable inputs defined above that are classified as Level 3 inputs.
During 2010, we also recognized non-cash impairments to indefinite lived and amortizable intangible assets. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using unobservable inputs including discounted cash flow analyses classified as Level 3 inputs.
We also recognized non-cash impairments of certain fixed assets during the year ended December 31, 2010. The impairment charges were calculated by determining the fair value of the fixed assets using unobservable inputs including market data for transactions involving similar assets. These inputs are classified as Level 3 inputs.

d. Goodwill
The following table summarizes the goodwill activity by segment for the years ended December 31, 2010 and 2009:

	Battery &	Communications	Energy
	Energy Products	Systems	Services	Total

Balance at December 31, 2008	$2,072	$14,262	$6,609	$22,943

Adjustments to purchase price allocation	—	838	439	1,277
Acquisition of AMTI	—	1,216	—	1,216

Balance at December 31, 2009	2,072	16,316	7,048	25,436

Adjustments to purchase price allocation	—	(183)	926	743
Impairment charge	—	—	(7,974)	(7,974)
Effect of foreign currency translations	71	—	—	71

Balance at December 31, 2010	$2,143	$16,133	$—	$18,276

During 2010, we have accrued $68 for the 2010 portion of the contingent cash consideration in connection with the purchase price for RPS, which is included in the other current liabilities line of our Condensed Consolidated Balance Sheet. This accrual resulted in an increase to goodwill of $68 in the Energy Services segment.
e. Other Intangible Assets
The composition of intangible assets was:

	December 31, 2010
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,559	$—	$3,559
Patents and technology	4,474	3,108	1,366
Customer relationships	3,955	2,820	1,135
Distributor relationships	364	274	90
Non-compete agreements	395	395	—

Total intangible assets	$12,747	$6,597	$6,150

	December 31, 2009
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$4,856	$—	$4,856
Patents and technology	5,119	2,852	2,267
Customer relationships	9,772	3,972	5,800
Distributor relationships	352	215	137
Non-compete agreements	393	389	4

Total intangible assets	$20,492	$7,428	$13,064

Amortization expense for intangible assets was $1,428, $1,683, and $2,119 for the years ended December 31, 2010, 2009 and 2008, respectively.
The change in the cost value of total intangible assets is a result of changes in the final valuation of tangible and intangible assets in connection with the 2009 acquisition, the impairment of the intangibles in the standby power business included in the Energy Services segment and the effect of foreign currency translations.
Note 4 — Operating Leases
We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $1,479, $1,334 and $1,001 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

				2015
2011	2012	2013	2014	and beyond
$1,261	$708	$483	$334	$323
Note 5 — Debt and Capital Leases
Credit Facilities
On February 17, 2010, we entered into a new senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000 with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support. The Credit Facility has a maturity date of February 17, 2013 (“Maturity Date”). The Credit Facility is secured by substantially all of our assets. At closing, we paid RBS a facility fee of $263.
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
At December 31, 2010, interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 4.50%. We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing. Upon delivery of our audited financial statements for the fiscal year ended December 31, 2010 to RBS, and assuming no events of default exist at such time, the rate of interest under the Credit Facility can fluctuate based on the available borrowings remaining under the Credit Facility as set forth in the following table:

Excess Availability	LIBOR Rate Plus

Greater than $10,000	4.00%

Greater than $7,500 but less than or equal to $10,000	4.25%

Greater than $5,000 but less than or equal to $7,500	4.50%

Greater than $3,000 but less than or equal to $5,000	4.75%

On January 19, 2011, we entered in a First Amendment to Credit Agreement (“First Amendment”) with RBS. The First Amendment amended the Credit Facility as follows:
(i)
Eligible accounts receivable under the Credit Facility (for the determination of available borrowings) now include foreign (non-U.S.) accounts subject to credit insurance payable to RBS (formerly, such accounts were not eligible without arranging letter of credit facilities satisfactory to RBS).

(ii)	Decreased the interest rate that will accrue on outstanding indebtedness, as set forth in the following table:

Excess Availability	LIBOR Rate Plus

Greater than $10,000	3.00%

Greater than $6,000 but less than or equal to $10,000	3.25%

Greater than $3,000 but less than or equal to $6,000	3.50%
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
We are required to maintain a fixed coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of December 31, 2010, our fixed charge ratio was 2.28 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of December 31, 2010, we had $8,541 outstanding under the Credit Facility. At December 31, 2010, the interest rate on the asset based revolver component of the Credit Facility was 4.77%. As of December 31, 2010, the revolver arrangement provided for up to $35,000 of borrowing capacity, including outstanding letters of credit. At December 31, 2010, we had $-0- of outstanding letters of credit related to this facility.
Equipment and Vehicle Notes Payable
We have eight notes payable related to various equipment and vehicles. The notes payable provide for payments (including principal and interest) of $58 per year, collectively. The interest rates on the notes payable range from 0.00% to 7.13%. The term on the notes payable range from 24 to 72 months, with payments on the individual notes payable ending between March 2011 and September 2012. The respective equipment and vehicles collateralize the notes payable.
Capital Leases
We have fourteen capital leases. All fourteen capital lease commitments are for vehicles that provide for payments (including principal and interest) of $156 per year, collectively, from December 2012 through November 2013. Remaining interest payable on all of the capital leases is approximately $40. At the end of the lease terms, we are required to purchase the assets under the capital lease commitments for one dollar each.
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

On November 16, 2007, under the terms of the stock purchase agreement for Stationary Power Services, Inc. (“SPS”), we issued a $4,000 subordinated convertible promissory note to be held by the previous owner of SPS for partial consideration of the purchase price. The $4,000 subordinated convertible promissory note carried a three-year term, bore interest at the rate of 5% per year and was convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We have evaluated the terms of the conversion feature under applicable accounting literature, including FASB’s guidance in accounting for derivative instruments and hedging activities and accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and concluded that this feature should not be separately accounted for as a derivative. Effective March 28, 2009, we entered into Amended and Restated Subordinated Convertible Promissory Note (“Amended Note”) with William Maher, the former owner of SPS. The Amended Note reduced the principal amount under the original subordinated convertible promissory note (“Original Note”), as issued in connection with the SPS acquisition in November 2007, by $580 to $3,420. This reduction was an offset of amounts owed to SPS from WMSP Holdings, LLC (an entity wholly owned by William Maher). There were no other revisions to any of the other terms of the Original Note. In February 2010, in connection with the closing on the new credit facility with RBS, we made a prepayment of $129 on the outstanding principal balance of the Amended Note. In April 2010, we changed the name of Stationary Power Services, Inc. to Ultralife Energy Services Corporation. The Amended Note matured on November 16, 2010, with principal and accrued interest due in full, totaling $3,312. We paid the $3,312 amount primarily from cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary.
Payment Schedule
As of December 31, 2010, scheduled principal payments under the current amount outstanding of debt and capital leases are as follows:

		Equipment
	Credit	and Vehicle
	Facility	Notes Payable	Capital Leases	Total

2011	$8,541	$53	$123	$8,717
2012	—	10	132	142
2013	—	—	109	109
2014	—	—	—	—
2015 and thereafter	—	—	—	—

	8,541	63	364	8,968
Less: Current portion	8,541	53	123	8,717
Long-term	$—	$10	$241	$251

Note 6 — Commitments and Contingencies
a. Indemnity
The Delaware General Corporation Law provides that directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance as our agents or trustees.
b. Purchase Commitments
As of December 31, 2010, we have made commitments to purchase approximately $275 of production machinery and equipment.
c. Royalty Agreements
Technology underlying certain of our products is based in part on non-exclusive transfer agreements. In 2003, we entered into an agreement with Saft Groupe S.A., to license certain tooling for battery cases. The licensing fee associated with this agreement is based on a percentage of the sales price of the individual battery case, up to a maximum of one dollar per battery case. The total royalty expense reflected in 2010, 2009 and 2008 was $242, $19 and $22, respectively. This agreement expires in the year 2017.

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
In October 2005, we received a contract valued at approximately $3,000 from the U.S. Defense Department to purchase equipment and enhance processes to reduce lead times and increase manufacturing efficiency to boost production surge capability of our BA-5390 battery during contingency operations. Approximately $1,750 of the total contract amount pertains to inventory that was included in our inventory balance at December 31, 2010 and 2009, offset by deferred revenues which are included in other current liabilities. Approximately $775 of the total contract pertains to a reimbursement for expenses incurred to implement more effective processes and procedures, and the remaining approximately $525 was allocated to purchase equipment that is owned by the U.S. Defense Department. In 2006, we received $1,325 relating to this contract. In 2007, we received $1,257 relating to this contract. In 2008, we received $495 relating to this contract. The funding for this contract was completed during 2008.
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of December 31, 2010, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. We are currently in the process of satisfying both of these commitments, and anticipate meeting both of them before the three-year period ends in October 2011. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the CDBG to the City of West Point, Mississippi.
In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of December 31, 2010, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In September 2010, we received an extension for this commitment to March 31, 2011. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. We are currently in the process of satisfying both of these commitments, and anticipate meeting both of them before the applicable periods end in March 2011 and October 2011, respectively. In the event we fail to honor these commitments, we are obligated to reimburse all amounts received under the RIFG to Clay County, Mississippi.
e. Employment Contracts
We have an employment contract with Michael D. Popielec, our President and Chief Executive Officer, which stays in effect until terminated by either party. This agreement provides for a base salary of $450,000, as adjusted for increases at the discretion of our Board of Directors, and includes incentive bonuses based upon attainment of specified quantitative and qualitative performance goals. This agreement also provides for severance payments in the event of specified events of termination of employment. In addition, this agreement provides for a lump sum payment in the event of termination of employment in association with a change in control.
We have an employment contract with one of our other executive officers, with automatic one-year renewals unless terminated by either party. This agreement provides for a minimum salary, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. This agreement also provides for severance payments in the event of specified termination of employment. In addition, this agreement provides for a lump sum payment in the event of termination of employment in association with a change in control.

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
f. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Balance at beginning of year	$1,182	$1,010	$501
Accruals for warranties issued	542	387	921
Settlements made	(481)	(215)	(412)

Balance at end of year	$1,243	$1,182	$1,010

g. Post Audits of Government Contracts
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2010, there were no outstanding exigent contracts with the government. As part of its due diligence, the government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. We have reviewed these audit reports, have submitted our response to these audits and believe, taken as a whole, the proposed audit adjustments can be offset with the consideration of other compensating cost increases that occurred prior to the final negotiation of the contracts. While we believe that potential exposure exists relating to any final negotiation of these proposed adjustments, we cannot reasonably estimate what, if any, adjustment may result when finalized. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We continue to cooperate with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry have now been consolidated and the US Attorney’s Office is representing the government in connection with these matters. We recently received a settlement proposal from the US Attorney which was based on the non-acceptance of various positions submitted by us in discussions and exchanges related to these matters. We are now reviewing the settlement proposal for purposes of preparing our response. At this time we have no basis for quantifying any penalties or liabilities we might face on account of the DCAA Audit and DoD IG inquiry. The aforementioned DCAA-related adjustments could reduce margins and, along with the aforementioned DOD IG inquiry, could have an adverse effect on our business, financial condition and results of operations.

h. Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
In May 2010, we were served with a summons and complaint by a customer of one of our subsidiaries that performs energy services. The complaint seeks damages in an amount of at least $1,500 and includes claims of breach of contract, negligent installation, and breach of warranty against us and breach of warranty against the manufacturer of the installed batteries. In January 2011, we settled all claims related to the litigation. Pursuant to the settlement, we agreed to pay the customer $1,100, of which, $1,075 was paid by our insurance providers.
In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleges damages associated with claims of breach of warranty in an amount of approximately $1,400. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the consolidated financial statements as of December 31, 2010.
In October 2008, we filed a summons and complaint against one of our vendors seeking to recover at least $3,600 in damages, plus interest resulting from the vendor’s breach of contract and failure to perform by failing to timely deliver product and delivering product that failed to conform to the contractual requirements. The vendor filed an answer and counterclaim in November 2008 denying liability to us for breach of contract and asserting various counterclaims for non-payment, fraud, unjust enrichment, unfair and deceptive trade practices, breach of covenant of good faith and fair dealing, negligent misrepresentation, and tortuous interference with contract and prospective economic advantage. In its answer and counterclaims, the vendor claims damages in excess of $3,500 plus interest and other incidental, consequential and punitive damages. In September 2009, we settled all claims related to the litigation. Pursuant to the settlement, we agreed to pay the vendor $1,500 of the $3,556 that we had previously reflected in the accounts payable line of our Consolidated Balance Sheets relating to this matter. We further agreed to issue an $800 credit on future purchases to our customer in this matter. This $800 credit was utilized in full during the fourth quarter of 2009. As a result, we have recognized a net gain on litigation settlement of $1,256, and which has been reflected in the cost of products sold line on our Consolidated Statements of Operations.
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
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be approximately $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells.

We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, NYSDEC and NYSDOH have requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting form incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. Through December 31, 2010, total costs incurred have amounted to approximately $340, none of which has been capitalized. At December 31, 2010 and December 31, 2009, we had $22 and $49, respectively, reserved for this matter.
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
i. Workers’ Compensation Self-Insured Trust
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and have obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New

York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office has proposed a settlement by which we may avoid joint and several liability in exchange for settlement payment of $520. Under the terms of the settlement agreement, we can satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of December 31, 2010, our reserve is $217 to account for the remaining five monthly installments of the $520 settlement amount.
Note 7 — Shareholders’ Equity
a. Preferred Stock
We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2010, no preferred shares were issued or outstanding.
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
In February 2010, we issued 19,346 unrestricted shares of common stock to our non-employee directors, valued at $76. In May 2010, we issued 18,528 unrestricted shares of common stock to our non-employee directors, valued at $87. In August 2010, we issued 16,616 unrestricted shares of common stock to our non-employee directors, valued at $76. In November 2010, we issued 11,811 unrestricted shares of common stock to our non-employee directors, valued at $76.
See Note 2 for additional information relating to the issuance of 200,000 shares of our common stock to the Share Recipients of USE.
c. Treasury Stock
At December 31, 2010 and 2009, we had 1,371,900 and 1,358,507 shares, respectively, of treasury stock outstanding, valued at $7,652 and $7,558, respectively. The increase in treasury shares related to the vesting of restricted stock awards for certain key employees, a portion of which were withheld as treasury shares to cover estimated individual income taxes, since the vesting of such awards is a taxable event for the individuals.

In October 2008, the Board of Directors authorized a share repurchase program of up to $10,000 to be implemented over the course of a six-month period. In April 2009, this share repurchase program expired. Repurchases were made from time to time at management’s discretion, either in the open market or through privately negotiated transactions. The repurchases were made in compliance with Securities and Exchange Commission guidelines and were subject to market conditions, applicable legal requirements, and other factors. We had no obligation under the program to repurchase shares and the program could have been suspended or discontinued at any time without prior notice. We funded the purchase price for shares acquired primarily with current cash on hand and cash generated from operations, in addition to borrowing from our credit facility, as necessary. Under this repurchase program, we made the following share repurchases:

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
Options granted under the amended stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2010, there were 1,696,694 stock options outstanding under the amended 2000 stock option plan and the LTIP.
On December 19, 2005, we granted our former President and Chief Executive Officer, John, D. Kavazanjian, an option to purchase 48,000 shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The stock option is fully vested and expires on June 8, 2013.
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
On June 9, 2009, in connection with his becoming employed by us, we granted our former Vice-President of Finance and Chief Financial Officer, John C. Casper, an option to purchase 30,000 shares of common stock at $7.1845 per share outside of any of our equity-based compensation plans. The option was to vest in annual increments of 10,000 shares over a three-year period commencing June 9, 2010. As a result of his resignation in November 2009, this option grant has been cancelled.

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $670, $964 and $1,700 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $937 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.43 years.
We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.67%	1.69%	2.33%
Volatility factor	80.61%	67.75%	59.46%
Dividends	0.00%	0.00%	0.00%
Weighted average expected life (years)	3.56	3.55	3.55
Forfeiture rate	14.00%	10.00%	7.00%
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
The following table summarizes data for the stock options issued by us:

	Year Ended December 31, 2010
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at beginning of year	1,805,107	$10.99
Options granted	468,250	5.41
Options exercised	(14,000)	3.91
Options cancelled	(464,663)	10.51

Shares under option at end of year	1,794,694	$9.71	3.85 years	$1,291

Vested and expected to vest as end of year	1,622,634	$10.14	3.61 years	$1,023
Options exercisable at end of year	1,103,100	$12.28	2.40 years	$229

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Year Ended December 31,	of Shares	Per Share	of Shares	Per Share

Shares under option at beginning of year	1,651,007	$12.33	1,796,463	$11.51
Options granted	620,070	5.71	197,000	13.19
Options exercised	(103,860)	4.59	(230,840)	6.93
Options cancelled	(362,110)	9.86	(84,616)	11.93

Shares under option at end of year	1,805,107	$10.99	1,651,007	$12.33

Options exercisable at end of year	1,697,301	$11.22	1,146,645	$12.64
The following table represents additional information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
		Weighted-
	Number of	Average		Number
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
Range of	at December 31,	Contractual	Average	at December 31,	Average
Exercise Prices	2010	Life	Exercise Price	2010	Exercise Price
$3.91 – $3.91	271,500	5.86	$3.91	84,834	$3.91
$4.41 – $4.41	218,250	6.20	$4.41	-0-	$0.00
$4.70 – $6.91	229,500	6.80	$6.46	1,000	$6.37
$9.70 – $9.95	206,691	2.70	$9.83	203,691	$9.83
$10.13 – $12.18	206,086	2.64	$11.08	182,825	$10.94
$12.38 – $12.96	259,000	2.46	$12.88	241,333	$12.89
$13.22 – $13.43	98,417	3.94	$13.34	84,167	$13.36
$15.05 – $15.05	194,250	0.93	$15.05	194,250	$15.05
$16.15 – $21.28	111,000	0.95	$18.39	111,000	$18.39

$3.91 – $21.28	1,794,694	3.85	$9.71	1,103,100	$12.28
The weighted average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $3.06, $2.77 and $5.71. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2010, 2009 and 2008 was $43, $390 and $1,651.
FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in 2010, 2009 or 2008. Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2010, 2009 and 2008 was $55, $226 and $1,517, respectively.
e. Warrants
On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, 82,000 warrants were exercised, for total proceeds received of $1,009. In January 2009, 10,000 warrants were exercised, for total proceeds received of $123. At December 31, 2010, there were 8,000 warrants outstanding.

f. Restricted Stock Awards
No restricted stock was awarded during the year ended December 31, 2010.
During 2009, we issued 16,286 time-vested restricted stock awards to our executive officers. The restrictions will lapse over a three-year period in equal installments, commencing on the first anniversary of the grant date (January 14, 2009). As of December 31, 2010, 3,444 of these shares had vested, along with 6,594 of these shares having been forfeited.
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
During 2008, we issued 1,800 time-vested restricted stock awards to our Chief Financial Officer and Treasurer, Philip A. Fain. The restrictions will lapse over a three-year period in equal installments, commencing on March 1, 2009. As of December 31, 2010, 1,200 of these shares had vested.
During 2008, we issued 5,000 performance-vested restricted stock awards to our Chief Financial Officer and Treasurer, Philip A. Fain. The restrictions will lapse in two equal installments only if we met or exceeded the same predetermined target for our operating performance for 2008 and 2009 as used for determining cash awards pursuant to the non-equity incentive plan. In March 2009, the restrictions on 2,500 shares were removed as a result of our 2008 performance. In March 2010, 2,500 shares were forfeited as a result of our 2009 performance.
Restricted stock grants awarded during the years ended December 31, 2010, 2009 and 2008 had the following values:

	Years Ended December 31,
	2010	2009	2008
Number of shares awarded	—	24,786	6,800
Weighted average fair value per share	$0.00	$7.44	$12.59
Aggregate total value	$—	$185	$86
The activity of restricted stock grants of common stock for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Unvested at December 31, 2007	91,903	$11.28
Granted	6,800	12.59
Vested	(22,039)	11.02
Forfeited	—	—

Unvested at December 31, 2008	76,664	$11.47
Granted	24,786	7.44
Vested	(31,093)	11.60
Forfeited	(23,830)	9.81

Unvested at December 31, 2009	46,527	$11.42
Granted	—	0.00
Vested	(9,944)	12.69
Forfeited	(27,535)	10.80

Unvested at December 31, 2010	9,048	11.94

We recorded compensation cost related to restricted stock grants of $92, $100 and $442 for the years ended December 31, 2010, 2009 and 2008, respectively. During the third quarter of 2009, we determined that the performance measures for certain performance-based restricted stock grants would not be achieved. Therefore, these restricted stock grants will not vest, and we reversed the prior period recognized expense of $301 for these performance-based restricted stock grants. As of December 31, 2010, we had $68 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 0.77 years. The total fair value of these grants that vested during the years ended December 31, 2010, 2009 and 2008 was $44, $209 and $271, respectively.
g. Reserved Shares
We have reserved 2,065,366, 2,106,617, and 2,183,392 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2010, 2009, and 2008 respectively.
Note 8 — Income Taxes
The provision for income taxes expense (benefit) consists of:

	December 31,	December 31,	December 31,
	2010	2009	2008

Current:
Federal	$(582)	$17	$559
State	27	14	23

	(555)	31	582

Deferred:
Federal	(115)	360	3,453
State	—	—	—
Foreign	—	—	(156)

	(115)	360	3,297

Total	$(670)	$391	$3,879

We reflected a tax benefit of $670 for the year ended December 31, 2010. The 2010 tax benefit is principally a result of our realization of a current tax benefit related to our election in 2010 to carry back the 2009 net operating loss to the prior five tax years. This amount was partially offset by state income taxes due for 2010. This election resulted in us receiving a refund of any alternative minimum taxes paid in the prior five years. In addition, we realized a deferred tax benefit as a result of the reassessment of the net required deferred tax liability. This reassessment was required due to the impairment of certain goodwill and other intangible assets by us in 2010.
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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax liabilities:
Property, plant and equipment	$661	$1,155
Intangible assets and other	3,789	4,081

Total deferred tax liabilities	4,450	5,236

Deferred tax assets:
Net operating loss carryforwards	16,146	19,161
Intangible assets	5,423	1,398
Accrued expenses, reserves and other	5,101	6,298
Investments	342	342

Total deferred tax assets	27,012	27,199

Valuation allowance for deferred tax assets	(26,260)	(25,775)

Net deferred tax assets	752	1,424

Net deferred tax liability	$(3,698)	$(3,812)

The $3,698 net deferred tax liability for the year ended December 31, 2010 is comprised of a long-term deferred tax liability of $3,906, offset in part by a current deferred tax asset of $208. The $3,812 net deferred tax liability for the year ended December 31, 2009 is comprised of a long-term deferred tax liability of $4,100, offset in part by a current deferred tax asset of $288.
In 2010, 2009 and 2008, we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences in the U.S., the U.K. and China arising from the conclusion that we would not be able to utilize our U.S., U.K. and China NOL’s that had accumulated over time. The recognition of the valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical ability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2010. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. We continually assess the carrying value of this asset based on relevant accounting standards.
As of December 31, 2010, we have foreign and domestic NOL’s totaling approximately $53,188 available to reduce future taxable income. Foreign loss carryforwards of approximately $9,580 can be carried forward indefinitely. The domestic NOL carryforward of $43,608 expires from 2019 through 2029. The domestic NOL carryforward includes approximately $2,910 for which a benefit will be recorded in capital in excess of par value when realized.
We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2010 and 2009. However, this limitation did have an impact of $559 on income taxes for 2008. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

For financial reporting purposes, income (loss) before income taxes is as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

United States	$(5,512)	$(6,317)	$21,364
Foreign	(1,367)	(2,523)	(3,860)

Total	$(6,879)	$(8,840)	$17,504

There are no undistributed earnings of our foreign subsidiaries, at December 31, 2010 or December 31, 2009.
We have been granted a tax holiday in China. As a result of new legislation effective for 2008, ABLE’s corporate income rate increased to 9%, which is 50% of the new 2008 tax rate of 18%. For 2009, ABLE’s corporate income rate increased to 10%, which is 50% of the normal 20% tax rate for the jurisdiction in which we operate. Thereafter, our tax rate in China will be phased in until ultimately reaching a rate of 25% in 2012. During the years ended December 31, 2010, 2009 and 2008, we realized no tax benefits from the tax holiday due to taxable losses.
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Provision/(benefit) computed using the statutory rate	(34.0)%	(34.0)%	34.0%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	(0.1)	0.1	(0.1)
Foreign	6.9	9.6	6.5
Valuation allowance/deferred impact	14.6	23.1	(21.6)
Compensation	2.6	4.1	2.7
Other	0.3	1.5	0.7

Provision (benefit) for income taxes	(9.7)%	4.4%	22.2%

In 2010, the benefit for income taxes was lower than what would be expected if the statutory rate were applied to pretax income. This is due primarily to three factors. The first factor is the continuation of reflecting a full valuation allowance for our U.S, U.K. and China deferred tax assets, resulting generally in no recognition of a tax benefit for the losses in 2010. The second factor is principally a result of our realization of a current tax benefit related to our election in 2010 to carry back the 2009 net operating loss to the prior five tax years. This election resulted in us receiving a refund of alternative minimum taxes paid in the prior five years. The third factor was that we realized a deferred tax benefit as a result of the reassessment of the net required deferred tax liability. This reassessment was required due to the impairment of certain goodwill and other intangible assets for us in 2010.
In 2009, the provision for income taxes was higher than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S, U.K. and China deferred tax assets. In 2008, the provision for income taxes was lower than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S. and U.K. deferred tax assets.
Accounting for Uncertainty in Income Taxes
We have adopted FASB’s guidance for the Accounting for Uncertainty in Income Taxes. As a result of the implementation of this guidance, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. We have recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2008, 2009 and 2010, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). It is possible that a liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. State and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2005 through 2010 remain subject to examination by the Internal Revenue Service (“IRS”). Our U.S. tax matters for the years 2004 through 2010 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2004 through 2010 remain subject to examination by the respective foreign tax jurisdiction authorities. Our tax year 2009 U.S. federal income tax return is under examination by the IRS. Currently management believes the ultimate resolution of the 2009 examination will not result in any material effect to our financial position or results of operations.
Note 9 — 401(k) Retirement Benefit Plan
We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees’ contributions. Effective February 2004, the Board of Directors approved our matching of employee contributions at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. In November 2005, the employer match was suspended in an effort to conserve cash. In October 2007, the employer match was reinstated at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. During the fourth quarter of 2009, the employer match was temporarily suspended in an effort to conserve cash and control costs. In January 2010, the employer match was reinstated at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2010, 2009, and 2008 we contributed $379, $333, and $363, respectively.
Note 10 — Business Segment Information
Beginning January 1, 2010, we now report our results in three operating segments instead of four: Battery & Energy Products; Communications Systems; and Energy Services. This change in segment reporting is more consistent with how we now manage our business operations. The Non-Rechargeable Products and Rechargeable Products segments have been combined into a single segment called Battery & Energy Products. The Communications Systems segment now includes our RedBlack Communications business, which was previously included in the Design & Installation Services segment. The Design & Installation Services segment has been renamed Energy Services and encompassed our standby power and wireless businesses. Research, design and development contract revenues and expenses, which were previously included in the Design & Installation Services segment, have been captured under the respective operating segment in which the work is performed. Segment information previously reported has been reclassified to conform to the current year presentation.
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

2010

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$94,643	$72,176	$11,758	$—	$178,577
Segment contribution	21,653	25,003	(87)	(52,450)	(5,881)
Interest expense, net				(1,169)	(1,169)
Miscellaneous				171	171
Income taxes-current				555	555
Income taxes-deferred				115	115
Noncontrolling interest				30	30

Net loss attributable to Ultralife					(6,179)

Total assets	51,747	46,941	6,184	9,963	114,835
Capital expenditures	1,182	195	54	384	1,815
Depreciation and amortization	2,537	115	211	2,487	5,350
Impairment of goodwill and long-lived assets	—	—	13,793	—	13,793
Stock-based compensation	107	7	20	943	1,077
2009

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$93,973	$60,322	$17,814	$—	$172,109
Segment contribution	17,479	17,830	1,551	(44,222)	(7,362)
Interest expense, net				(1,465)	(1,465)
Miscellaneous				(13)	(13)
Income taxes-current				(31)	(31)
Income taxes-deferred				(360)	(360)
Noncontrolling interest				(10)	(10)

Net loss attributable to Ultralife					(9,241)

Total assets	46,976	55,888	18,341	9,961	131,166
Capital expenditures	1,037	164	215	619	2,035
Depreciation and amortization	2,538	189	170	2,830	5,727
Stock-based compensation	36	—	18	1,276	1,330
2008

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$95,209	$148,170	$11,321	$—	$254,700
Segment contribution	15,271	40,309	1,363	(39,638)	17,305
Interest expense, net				(930)	(930)
Gain on debt conversion				313	313
Miscellaneous				816	816
Income taxes-current				(582)	(582)
Income taxes-deferred				(3,297)	(3,297)
Noncontrolling interest				38	38

Net income attributable to Ultralife					13,663

Total assets	56,194	46,774	20,678	5,941	129,587
Capital expenditures	2,781	62	74	870	3,787
Depreciation and amortization	2,785	68	89	3,028	5,970
Stock-based compensation	148	—	40	2.078	2,266

Geographical Information

	Revenues			Long-Lived Assets
	2010	2009	2008	2010	2009	2008
United Kingdom	$19,507	$8,765	$18,098	$515	$730	1,085
China	5.706	2,604	2,357	1,413	1,479	1,808
Hong Kong	1,255	1,242	844	—	—	—
India	356	384	115	65	65	51
Europe, excluding United Kingdom	11,665	9,390	8,628	—	—	—
Japan	1,232	1,190	3,651	—	—	—
Singapore	1,011	362	1,193	—	—	—
Canada	8,441	5,339	9,699	—	—	—
Australia	1,086	1,193	1,538	—	—	—
Other	5,042	3,604	3,205	—	—	—

Total Non-U.S.	55,301	34,073	49,328	1,993	2,274	2,944

United States	123,276	138,036	205,372	12,492	14,374	15,521

Total	$178,577	$172,109	$254,700	$14,485	$16,648	$18,465

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
Note 12 — Subsequent Events
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. As a result of management’s ongoing review of our business segments and products, and taking into account the growth and profitability potential of the Energy Services segment as well as its sizeable operating losses over the last several years, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. We anticipate that the actions taken to exit our Energy Services business will result in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months. We expect to complete all exit activities with respect to our Energy Services segment by the end of the third quarter. Upon completion, we will reclassify our Energy Services segment as a discontinued operation.
In connection with the exit activities described above, we expect that we will record total restructuring charges of approximately $3,200, the majority of which are related to employee-related costs, including termination benefits, lease termination costs and inventory and fixed asset write-downs, of which approximately $1,200 will be recorded in the first quarter of 2011. The cash component of the aggregate charge is expected to be approximately $2,200.

Note 13 — Selected Quarterly Information (unaudited)
The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) attributable to Ultralife and net income (loss) attributable to Ultralife common share, basic and diluted, for each quarter during the past two years:

	Quarter ended
	March 28,	June 27,	Sept 26,	Dec 31,	Full
2010	2010	2010	2010	2010	Year
Revenues	$38,507	$37,024	$53,281	$49,765	$178,577
Gross margin	9,758	9,420	14,872	12,519	46,569
Net income (loss) attributable to Ultralife	287	20	4,526	(11,012)	(6,179)
Net income (loss) attributable to Ultralife common shares — basic	0.02	0.00	0.26	(0.64)	(0.36)
Net income (loss) attributable to Ultralife common share — diluted	0.02	0.00	0.26	(0.64)	(0.36)

	Quarter ended
	March 29,	June 28,	Sept 27,	Dec 31,	Full
2009	2009	2009	2009	2009	Year
Revenues	$39,803	$39,593	$42,363	$50,350	$172,109
Gross margin	7,781	6,780	10,364	11,935	36,860
Net income (loss) attributable to Ultralife	(2,512)	(6,964)	(605)	840	(9,241)
Net income (loss) attributable to Ultralife common shares — basic	(0.15)	(0.41)	(0.04)	0.05	(0.54)
Net income (loss) attributable to Ultralife common share — diluted	(0.15)	(0.41)	(0.04)	0.05	(0.54)
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

Changes In Internal Controls Over Financial Reporting —There has been no change in the internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter of the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.
BDO USA, LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued a report on the operating effectiveness of internal control over financial reporting. A copy of the report follows:
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting
Board of Directors and Shareholders
Ultralife Corporation
Newark, New York
We have audited Ultralife Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultralife Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A — Controls and Procedures.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ultralife Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultralife Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Troy, Michigan
March 15, 2011

ITEM 9B.	OTHER INFORMATION
None.

PART III
The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2011 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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
Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,705,742	$9.55	278,172

Equity compensation plans not approved by security holders	98,000	12.85	—

Total	1,803,742	$9.73	278,172

See Note 7 in Notes to Consolidated Financial Statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The section entitled “Corporate Governance — General” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The section entitled “Proposal to Ratify the Selection of Independent Registered Accounting Firm — Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
1. Financial Statements
The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.
2.  Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts                See Item 15 (c)
(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Index		Description of Document	Incorporated By Reference from:

3.1		Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2		By-laws	Exhibit 3.2 of Registration Statement, No 33-54470 (the “1992 Registration Statement”)
3.3		Amendment to By-laws	Exhibit 3.3 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
4.1		Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1	*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2	*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3	*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4	†	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of our Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984 (the “2001 Registration Statement”)
10.5	†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.6		Agreement on Transfer of Shares in ABLE New Energy Co., Limited dated January 25, 2006	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 1, 2006 (the “March 2006 10-Q)
10.7		First Amendment to Agreement on Transfer of Shares in ABLE New Energy Co., Limited	Exhibit 10.2 of the March 2006 10-Q
10.8		Agreement on Transfer of Equity Shares in ABLE New Energy Co., Ltd dated January 25, 2006	Exhibit 10.3 of the March 2006 10-Q

Exhibit
Index		Description of Document	Incorporated By Reference from:

10.9	†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.10
Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007
Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 29, 2007, filed November 7, 2007
10.11		Placement Agency Agreement dated November 8, 2007 by and between the Registrant and Stephens, Inc.	Exhibit 10.1 of the Form 8-K filed November 9, 2007
10.12		Stock Purchase Agreement by and among Stationary Power Services, Inc., William Maher, and the Registrant dated October 30, 2007	Exhibit 10.48 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008
10.13		Subordinated Convertible Promissory Note with William Maher	Exhibit 10.49 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008
10.14		Stock Purchase Agreement by and among Reserve Power Systems, Inc., William Maher, Edward Bellamy, and the Registrant dated October 30, 2007	Exhibit 10.50 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008
10.15	†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.16	†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.17		Asset Purchase Agreement by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated October 31, 2008	Exhibit 10.34 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.18		Asset Purchase Agreement by and among U.S. Power Services, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated October 31, 2008	Exhibit 10.35 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.19	†	Amendment to Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 10.36 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.20	†	Amendment to Employment Agreement between the Registrant and William A. Schmitz	Exhibit 10.37 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.21	†	Amendment to Employment Agreement between the Registrant and Robert W. Fishback	Exhibit 10.38 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.22	†	Amendment to Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.39 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

Exhibit
Index		Description of Document	Incorporated By Reference from:

10.23		Amended and Restated Credit Agreement dated as of January 27, 2009, with the Lenders Party Hereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 99.1 of the Form 8-K filed on February 2, 2009
10.24
Amendment No.1 to the Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007
Exhibit 99.1 of the Form 8-K filed on February 13, 2009
10.25		Amended and Restated Subordinated Promissory Note with William Maher effective March 28, 2009	Exhibit 10.3 of the Form 10-Q for the fiscal quarter ended March 29, 2009, filed May 7, 2009
10.26	†	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of the Form 8-K filed on July 9, 2009
10.27	†	Employment Agreement between the Registrant and William A. Schmitz	Exhibit 99.2 of the Form 8-K filed on July 9, 2009
10.28	†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.29		Waiver and Amendment Number One to Amended and Restated Credit Agreement as of June 28, 2009, with the Lenders Party Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 10.4 of the Form 10-Q for the fiscal quarter ended June 28, 2009, filed August 10, 2009
10.30		Forbearance and Amendment Number Two to Amended and Restated Credit Agreement as of January 22, 2010, with the Lenders Party Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	Exhibit 10.32 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.31		Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.33 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.32		Revolving Credit Note with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.34 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.33
Form of Security Agreement between RBS Business Capital, a division of RBS Asset Finance, Inc. and each of Ultralife Corporation, McDowell Research Co., Inc., RedBlack Communications, Inc. and Stationary Power Services, Inc. dated as of February 17, 2010
Exhibit 10.35 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.34		Pledge and Security Agreement in favor of RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.36 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

Exhibit
Index		Description of Document	Incorporated By Reference from:

10.35		Negative Pledge — Real Property with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.37 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.36		Patents Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.38 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.37		Trademark Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.39 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.38
Amendment No. 2 to the Asset Purchase Agreement dated October 31, 2008 by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated April 27, 2010
Exhibit 10.9 of the Form 10-Q for the fiscal quarter ended March 28, 2010, filed May 7, 2010
10.39	†	Addendum to Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of Form 8-K filed on May 27, 2010
10.40	†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Filed herewith
10.41		First Amendment to Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.1 of the Form 8-K filed on January 21, 2011
21		Subsidiaries	Filed herewith
23.1		Consent of BDO USA, LLP	Filed herewith
31.1		CEO 302 Certifications	Filed herewith
31.2		CFO 302 Certifications	Filed herewith
32.1		906 Certifications	Filed herewith

*	Confidential treatment has been granted as to certain portions of this exhibit.

†	Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules.
The following financial statement schedules of the Registrant are filed herewith:
Schedule II — Valuation and Qualifying Accounts

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2009	Expense	Accounts	Deductions	2010
Allowance for doubtful accounts	$1,024	$(216)	$(7)	$311	$490
Inventory reserves	3,990	387	(10)	586	3,781
Warranty reserves	1,182	542	—	481	1,243
Deferred tax valuation allowance	25,775	(115)	—	(600)	26,260

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2008	Expense	Accounts	Deductions	2009
Allowance for doubtful accounts	$1,086	$188	$(42)	$208	$1,024
Inventory reserves	2,850	1,123	17	—	3,990
Warranty reserves	1,010	387	—	215	1,182
Deferred tax valuation allowance	23,605	360	—	(1,810)	25,775

		Additions
			Charged to
	December 31,	Charged to	Other		December 31,
	2007	Expense	Accounts	Deductions	2008
Allowance for doubtful accounts	$485	$675	$(11)	$63	$1,086
Inventory reserves	2,333	619	(65)	37	2,850
Warranty reserves	501	921	—	412	1,010
Deferred tax valuation allowance	27,149	3,297	—	6,841	23,605

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION
Date: March 15, 2011	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2011	/s/ Michael D. Popielec Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 15, 2011	/s/ Philip A. Fain Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 15, 2011	/s/ Steven M. Anderson Steven M. Anderson (Director)

Date: March 15, 2011	/s/ Patricia C. Barron Patricia C. Barron (Director)

Date: March 15, 2011	/s/ James A. Croce James A. Croce (Director)

Date: March 15, 2011	/s/ Thomas L. Saeli Thomas L. Saeli (Director)

Date: March 15, 2011	/s/ Robert W. Shaw II Robert W. Shaw II (Director)

Date: March 15, 2011	/s/ Ranjit C. Singh Ranjit C. Singh (Director)

Date: March 15, 2011	/s/ Bradford T. Whitmore Bradford T. Whitmore (Director)