Form 10-Q
period 2011-04-03
ULTRALIFE CORP
filed 2011-05-10
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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
Common stock, $.10 par value — 17,289,114 shares of common stock outstanding, net of 1,372,757 treasury shares, as of May 1, 2011.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	April 3,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$8,146	$4,641
Restricted cash	484	464
Trade accounts receivable (less allowance for doubtful accounts of $394 at April 3, 2011 and $490 at December 31, 2010)	21,111	34,270
Inventories	41,965	33,122
Deferred tax asset — current	208	208
Prepaid expenses and other current assets	1,987	2,949

Total current assets	73,901	75,654

Property, plant and equipment, net	13,982	14,485

Other assets:
Goodwill	18,293	18,276
Intangible assets, net	5,997	6,150
Security deposits and other long-term assets	218	270

	24,508	24,696

Total Assets	$112,391	$114,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$10,580	$8,717
Accounts payable	17,105	16,409
Income taxes payable	30	54
Other current liabilities	11,502	11,165

Total current liabilities	39,217	36,345

Long-term liabilities:
Debt and capital lease obligations	—	251
Deferred tax liability — long-term	3,972	3,906
Other long-term liabilities	552	538

Total long-term liabilities	4,524	4,695

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,661,871 at April 3, 2011 and 18,639,683 at December 31, 2010	1,869	1,865
Capital in excess of par value	171,353	171,020
Accumulated other comprehensive loss	(1,035)	(1,262)
Accumulated deficit	(95,890)	(90,200)

	76,297	81,423

Less —Treasury stock, at cost — 1,372,757 and 1,371,900 shares outstanding, respectively	7,658	7,652

Total Ultralife equity	68,639	73,771

Noncontrolling interest	11	24

Total shareholders’ equity	68,650	73,795

Total Liabilities and Shareholders’ Equity	$112,391	$114,835

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended
	April 3,	March 28,
	2011	2010

Revenues	$30,744	$38,507

Cost of products sold	27,214	28,749

Gross margin	3,530	9,758

Operating expenses:
Research and development (including $78 and $145 respectively, of amortization of intangible assets)	2,507	1,728
Selling, general, and administrative (including $79 and $350 respectively, of amortization of intangible assets)	6,824	7,176

Total operating expenses	9,331	8,904

Operating income (loss)	(5,801)	854

Other income (expense):
Interest income	1	3
Interest expense	(164)	(497)
Miscellaneous	331	41

Income (loss) before income taxes	(5,633)	401

Income tax provision-current	4	24
Income tax provision-deferred	66	81

Total income taxes	70	105

Net income (loss)	(5,703)	296

Net (income) loss attributable to noncontrolling interest	13	(9)

Net income (loss) attributable to Ultralife	$(5,690)	$287

Net income (loss) attributable to Ultralife common shareholders — basic	$(0.33)	$0.02

Net income (loss) attributable to Ultralife common shareholders — diluted	$(0.33)	$0.02

Weighted average shares outstanding — basic	17,276	16,995

Weighted average shares outstanding — diluted	17,276	16,999

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three-Month Periods Ended
	April 3,	March 28,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(5,703)	$296
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of financing fees	1,061	1,004
Amortization of intangible assets	157	495
(Gain) loss on long-lived asset disposal and write-offs	(15)	44
Foreign exchange gain	(290)	(25)
Non-cash stock-based compensation	284	321
Changes in deferred income taxes	66	81
Changes in operating assets and liabilities:
Accounts receivable	13,193	6,143
Inventories	(8,772)	1,394
Prepaid expenses and other current assets	981	(556)
Income taxes payable	(24)	23
Accounts payable and other liabilities	1,068	(3,124)

Net cash provided from operating activities	2,006	6,096

INVESTING ACTIVITIES
Purchase of property and equipment	(432)	(164)
Proceeds from asset disposal	15	15
Change in restricted cash	—	(447)
Payments for acquired companies, net of cash acquired	(50)	(137)

Net cash used in investing activities	(467)	(733)

FINANCING ACTIVITIES
Net change in revolving credit facilities	1,654	(7,451)
Proceeds from issuance of common stock	53	—
Principal payments on debt and capital lease obligations	(42)	(171)

Net cash provided from (used in) financing activities	1,665	(7,622)

Effect of exchange rate changes on cash	301	(135)

Change in cash and cash equivalents	3,505	(2,394)

Cash and cash equivalents at beginning of period	4,641	6,094

Cash and cash equivalents at end of period	$8,146	$3,700

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$28	$—

Cash paid for interest	$163	$257

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands — Except Share and Per Share Amounts)
(unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation and our subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements contained in our Form 10-K for the twelve-month period ended December 31, 2010.
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
Our current monthly closing schedule is a 4/4/5 weekly-based cycle for each fiscal quarter, as opposed to a calendar month-based cycle for each fiscal quarter. Prior to January 1, 2011, we utilized a 5/4/4 weekly-based cycle for each fiscal quarter. While the actual dates for the quarter-ends will change slightly each year, we believe that there are not any material differences when making quarterly comparisons.
2.	DISPOSITIONS AND EXIT ACTIVITIES
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
In connection with the exit activities described above, we expect that we will record total restructuring charges of approximately $3,200. The restructuring charges include approximately $500 of employee-related costs, including termination benefits, approximately $500 of lease termination costs, approximately $950 of inventory and fixed asset write-downs and approximately $1,250 of other associated costs. During the first quarter of 2011, we incurred approximately $300 of employee-related costs, including termination benefits, and approximately $400 of inventory and fixed asset write-downs. The cash component of the aggregate charge is expected to be approximately $2,200.

3.	INVENTORIES
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	April 3, 2011	December 31, 2010
Raw materials	$21,588	$18,250
Work in process	10,286	6,649
Finished goods	10,091	8,223

	$41,965	$33,122

4.	PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consisted of the following:

	April 3, 2011	December 31, 2010
Land	$123	$123
Buildings and leasehold improvements	6,193	6,188
Machinery and equipment	46,509	45,714
Furniture and fixtures	1,710	1,702
Computer hardware and software	3,662	3,652
Construction in progress	908	582

	59,105	57,961
Less: Accumulated depreciation	45,123	43,476

	$13,982	$14,485

Depreciation expense for property, plant and equipment was $1,022 and $965 for the three-month periods ended April 3, 2011 and March 28, 2010, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS
a. Goodwill
The following table summarizes the goodwill activity by segment for the three-month periods ended April 3, 2011 and March 28, 2010:

	Battery &	Communications	Energy
	Energy Products	Systems	Services	Total

Balance at December 31, 2009	$2,072	$16,316	$7,048	$25,436

Adjustments to purchase price allocation	—	(183)	27	(156)

Balance at March 28, 2010	2,072	16,133	7,075	25,280

Adjustments to purchase price allocation	—	—	899	899
Impairment Charge	—	—	(7,974)	(7,974)
Effect of foreign currency translations	71	—	—	71

Balance at December 31, 2010	2,143	16,133	—	18,276

Effect of foreign currency translations	17	—	—	17

Balance at April 3, 2011	$2,160	$16,133	$—	$18,293

b. Intangible Assets
The composition of intangible assets was:

	April 3, 2011
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,560	$—	$3,560
Patents and technology	4,478	3,189	1,289
Customer relationships	3,963	2,899	1,064
Distributor relationships	367	283	84
Non-compete agreements	395	395	—

Total intangible assets	$12,763	$6,766	$5,997

	December 31, 2010
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,559	$—	$3,559
Patents and technology	4,474	3,108	1,366
Customer relationships	3,955	2,820	1,135
Distributor relationships	364	274	90
Non-compete agreements	395	395	—

Total intangible assets	$12,747	$6,597	$6,150

Amortization expense for intangible assets was $157 and $495 for the three-month periods ended April 3, 2011 and March 28, 2010, respectively.
The change in the gross assets value of total intangible assets from December 31, 2010 to April 3, 2011 is a result of the effect of foreign currency translations.
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
On January 19, 2011, we entered into a First Amendment to Credit Agreement (“First Amendment”) with RBS. The First Amendment amended the Credit Facility as follows:
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
Interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 3.00%. We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing.
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

We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of April 3, 2011, our fixed coverage ratio was 1.90 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of April 3, 2011, we had $10,195 outstanding under the Credit Facility. At April 3, 2011, the interest rate on the asset based revolver component of the Credit Facility was 3.26%. As of April 3, 2011, the revolver arrangement had approximately $9,000 of additional borrowing capacity, including outstanding letters of credit. At April 3, 2011, we had $-0- of outstanding letters of credit related to this facility.
7.	SHAREHOLDERS’ EQUITY
a. Common Stock
In February 2011, we issued 11,276 shares of unrestricted common stock to our non-employee directors, valued at $77.
b. Treasury Stock
At April 3, 2011 and December 31, 2010, we had 1,372,757 and 1,371,900 shares, respectively, of treasury stock outstanding, valued at $7,658 and $7,652, respectively. The increase in treasury shares related to the vesting of restricted stock awards for certain key employees, a portion of which were withheld as treasury shares to cover estimated individual income taxes, since the vesting of such awards is a taxable event for the individuals.
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
Our shareholders have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, our shareholders have approved certain grants of options outside of these plans.
In December 2000, our shareholders approved a stock option plan for grants to key employees, directors and consultants. The shareholders approved reservation of 500,000 shares of common stock for grant under the plan. In December 2002, the shareholders approved an amendment to the plan increasing the number of shares of common stock reserved by 500,000, to a total of 1,000,000.

In June 2004, shareholders adopted the 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. In June 2006, shareholders approved an amendment to the LTIP, increasing the number of shares of common stock by an additional 750,000, bringing the total shares authorized under the LTIP to 1,500,000. In June 2008, shareholders approved another amendment to the LTIP, increasing the number of shares of common stock by an additional 500,000, bringing the total shares authorized under the LTIP to 2,000,000.
Options granted under the amended stock option plan and the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of April 3, 2011, there were 1,775,277 stock options outstanding under the amended stock option plan and the LTIP.
On December 19, 2005, we granted our former President and Chief Executive Officer, John D. Kavazanjian, an option to purchase 48,000 shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The stock option is fully vested and expires on June 8, 2013.
On March 7, 2008, in connection with his becoming employed by us, we granted our Chief Financial Officer and Treasurer, Philip A. Fain, an option to purchase 50,000 shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The stock option is fully vested and expires on March 7, 2015.
In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $239 and $236 for the three-month periods ended April 3, 2011 and March 28, 2010, respectively. As of April 3, 2011, there was $976 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.54 years.
We use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value stock options granted during the three-month periods ended April 3, 2011 and March 28, 2010.

	Three-Month Periods Ended
	April 3,	March 28,
	2011	2010

Risk-free interest rate	1.64%	2.11%
Volatility factor	54.61%	79.75%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.89	3.51
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

Stock option activity for the first three months of 2011 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2011	1,794,694	$9.71
Options granted	145,000	5.85
Options exercised	(13,500)	3.91
Options forfeited	(18,500)	5.62
Options expired	(34,417)	15.15

Shares under option at April 3, 2011	1,873,277	$9.40	3.83 years	$436

Vested and expected to vest as of April 3, 2011	1,685,459	$9.83	3.57 years	$351

Options exercisable at April 3, 2011	1,162,819	$11.77	2.39 years	$130
The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month period ended April 3, 2011 was $44.
FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first three months of 2011 and 2010. Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended April 3, 2011 and March 28, 2010 was $53 and $-0-, respectively.
d. Warrants
On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted warrants to acquire 100,000 shares of common stock. The exercise price of the warrants is $12.30 per share and the warrants have a five-year term. In January 2008, warrants to acquire 82,000 shares of common stock were exercised, for total proceeds received of $1,009. In January 2009, warrants to acquire 10,000 shares of common stock were exercised, for total proceeds received of $123. At April 3, 2011, there were outstanding warrants to acquire 8,000 shares of common stock, which will expire on May 19, 2011.
e. Restricted Stock Awards
No restricted stock was awarded during the three-month periods ended April 3, 2011 and March 28, 2010.

The activity of restricted stock awards of common stock for the first three months of 2011 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2010	9,048	$11.94
Granted	—	—
Vested	(4,925)	12.01
Forfeited	(2,588)	12.16

Unvested at April 3, 2011	1,535	$11.33

We recorded compensation cost related to restricted stock awards of $(32) and $9 for the three-month periods ended April 3, 2011 and March 28, 2010, respectively. As of April 3, 2011, we had $45 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over the remaining weighted average period of approximately 0.78 years. The total fair value of these grants that vested during the three-month period ended April 3, 2011 was $32.
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
For the three-month periods ended April 3, 2011 and March 28, 2010, we recorded $70 and $105, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2010 was primarily due to the income reported for U.S. operations during the period.
Our effective consolidated tax rate for the three-month periods ended April 3, 2011 and March 28, 2010 was:

	Three-Month Periods Ended
	April 3,	March 28,
	2011	2010
Income (Loss) before Incomes Taxes (a)	$(5,633)	$401

Total Income Tax Provision (b)	$70	$105

Effective Tax Rate (b/a)	1.2%	26.2%
The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. and China subsidiaries, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. We incurred $23 in alternative minimum tax for the three-month period ended March 28, 2010. However, the alternative minimum tax did not have an impact on income taxes determined for 2011. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset. The tax provision for 2010 also includes a provision for state income taxes, for states in which we do not have the ability to utilize net operating loss carryforwards.

As of December 31, 2010, we have foreign and domestic net operating loss carryforwards totaling approximately $53,188 available to reduce future taxable income. Foreign loss carryforwards of approximately $9,580 can be carried forward indefinitely. The domestic net operating loss carryforwards of $43,608 expire from 2019 through 2029. The domestic net operating loss carryforwards include approximately $2,910 for which a benefit will be recorded in capital in excess of par value when realized.
We have adopted FASB’s guidance for the Accounting for Uncertainty in Income Taxes. We have recorded no liability for income taxes associated with unrecognized tax benefits during 2010 and 2011, and as such, have not recorded any interest or penalty in regard to any unrecognized benefit. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). It is possible that a liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months.
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
Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three -month periods ended April 3, 2011 and March 28, 2010, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended
	April 3, 2011	March 28, 2010
Net Income (Loss) attributable to Ultralife	$(5,690)	$287
Net Income (Loss) attributable to participating securities (unvested restricted stock awards) (-0-, and 36,000 shares, respectively)	—	(1)

Net Income (Loss) attributable to Ultralife common shareholders (a)	(5,690)	286
Effect of Dilutive Securities:
Convertible Notes Payable	—	—

Net Income (Loss) attributable to Ultralife common shareholders — Adjusted (b)	$(5,690)	$286

Average Common Shares Outstanding —
Basic (c)	17,276,000	16,995,000
Effect of Dilutive Securities:
Stock Options / Warrants	—	4,000
Convertible Notes Payable	—	—

Average Common Shares Outstanding —
Diluted (d)	17,276,000	16,999,000

EPS — Basic (a/c)	$(0.33)	$0.02
EPS — Diluted (b/d)	$(0.33)	$0.02
There were 1,882,812 and 1,861,440 outstanding stock options, warrants and restricted stock awards for the three-month periods ended April 3, 2011 and March 28, 2010, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 223,697 shares of common stock for the three-month period ended March 28, 2010, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of -0- and 47,500 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended April 3, 2011 and March 28, 2010, respectively.
10.	COMPREHENSIVE INCOME
The components of our total comprehensive income (loss) were:

	Three-Month Periods Ended
	April 3, 2011	March 28, 2010
Net income (loss) attributable to Ultralife	$(5,690)	$287
Foreign currency translation adjustments	227	(334)

Total comprehensive income (loss)	$(5,463)	$(47)

11.	COMMITMENTS AND CONTINGENCIES
a. Purchase Commitments
As of April 3, 2011, we have made commitments to purchase approximately $1,012 of production machinery and equipment.
b. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2011 were as follows:

Balance at December 31, 2010	$1,243
Accruals for warranties issued	42
Settlements made	(50)

Balance at April 3, 2011	$1,235

c. Contingencies and Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
In May 2010, we were served with a summons and complaint by a customer of one of our subsidiaries that performs energy services. The complaint sought damages in an amount of at least $1,500 and included claims of breach of contract, negligent installation, and breach of warranty against us and breach of warranty against the manufacturer of the installed batteries. In January 2011, we settled all claims related to the litigation. Pursuant to the settlement, we agreed to pay the customer $1,100, of which, $1,075 was paid by our insurance providers.
In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleges damages associated with claims of breach of warranty in an amount of approximately $1,100. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the condensed consolidated financial statements as of April 3, 2011.
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental

Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. Through April 3, 2011, total costs incurred have amounted to approximately $340, none of which has been capitalized. At April 3, 2011 and December 31, 2010, we had $22 and $22, respectively, reserved for this matter.
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the

Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we could avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we could satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of April 3, 2011, our reserve is $87 to account for the remaining two monthly installments of the $520 settlement amount.
d. Post-Audits of Government Contracts
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of April 3, 2011, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We have cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry have now been consolidated and the US Attorney’s Office is representing the government in connection with these matters. Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment. In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April to negotiate a settlement which would be in the best interests of our customers, employees and shareholders. On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice. As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011. Payment terms remain to be finalized with the U.S. government.

e. Government Grants/Loans
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of April 3, 2011, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. We satisfied both of these commitments in March 2011. Therefore, while we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, at this time we have no reason to believe that we will be obligated to reimburse any amounts received under the CDBG to the City of West Point, Mississippi.
In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of April 3, 2011, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we have agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs must be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In September 2010, we received an extension for this commitment to March 31, 2011. In addition, we have agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. We satisfied both of these commitments in March 2011. Therefore, while we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, at this time we have no reason to believe that we will be obligated to reimburse any amounts received under the RIFG to Clay County, Mississippi.
12.	BUSINESS SEGMENT INFORMATION
On January 1, 2011, we began to report chargers in the Battery & Energy Products segment, to better align the portfolio of chargers with customers for those products and with how we manage our business operations. Previously, we had reported chargers in the Communications Systems segment.
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. See Note 2 in these Notes to Condensed Consolidated Financial Statements for additional information.
We report our results in three operating segments: Battery & Energy Products; Communications Systems; and Energy Services. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. The Energy Services segment, which we are in the process of exiting, includes: standby power and systems design, installation and maintenance activities. We look at our segment performance at the gross margin level, and we do not allocate research and development, except for research, design and development contract revenues and expenses which are captured under the respective operating segment in which the work is performed, or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges.

Three-Month Period Ended April 3, 2011

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$24,248	$4,208	$2,288	$—	$30,744
Segment contribution	3,041	1,497	(1,008)	(9,331)	(5,801)
Interest expense, net				(163)	(163)
Miscellaneous				331	331
Income taxes-current				(4)	(4)
Income taxes-deferred				(66)	(66)
Noncontrolling interest				13	13
Net income attributable to Ultralife					$(5,690)
Total assets	$56,419	$38,892	$4,704	$12,376	$112,391
Three-Month Period Ended March 28, 2010

	Battery &
	Energy	Communications	Energy
	Products	Systems	Services	Corporate	Total
Revenues	$24,290	$12,179	$2,038	$—	$38,507
Segment contribution	5,202	4,637	(81)	(8,904)	854
Interest expense, net				(494)	(494)
Miscellaneous				41	41
Income taxes-current				(24)	(24)
Income taxes-deferred				(81)	(81)
Noncontrolling interest				(9)	(9)
Net loss attributable to Ultralife					$287
Total assets	$55,905	$39,262	$17,222	$8,297	$120,686
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of cash, accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments. The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.
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
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides additional guidance to improve disclosures regarding fair value measurements. ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. ASU No. 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The partial adoption of ASU 2010-06, as of January 1, 2010, did not have a material impact on our financial statements. The adoption of the deferred portions of ASU 2010-06, as of January 1, 2011, did not have a material impact on our financial statements.
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
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, the successful commercialization of our products, the successful integration of our acquired businesses, the impairment of our intangible assets, general domestic and global economic conditions, including the uncertainty with government budget approvals, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used is this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2010.
The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts.
General
We offer products and services ranging from portable power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, communications and electronics systems and accessories, and custom engineered systems, solutions and services. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments.
On January 1, 2011, we began to report chargers in the Battery & Energy Products segment, to better align the portfolio of chargers with customers for those products and with how we manage our business operations. Previously, we had reported chargers in the Communications Systems segment.

We report our results in three operating segments: Battery & Energy Products; Communications Systems; and Energy Services. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. The Energy Services segment, which we are in the process of exiting, includes: standby power and systems design, installation and maintenance activities. We look at our segment performance at the gross margin level, and we do not allocate research and development, except for research, design and development contract revenues and expenses which are captured under the respective operating segment in which the work is performed, or selling, general and administrative costs against the segments. All other items that do not specifically relate to these three segments and are not considered in the performance of the segments are considered to be Corporate charges.
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
In connection with the exit activities described above, we expect that we will record total restructuring charges of approximately $3,200. The restructuring charges include approximately $500 of employee-related costs, including termination benefits, approximately $500 of lease termination costs, approximately $950 of inventory and fixed asset write-downs and approximately $1,250 of other associated costs. During the first quarter of 2011, we incurred approximately $300 of employee-related costs, including termination benefits, and approximately $400 of inventory and fixed asset write-downs. The cash component of the aggregate charge is expected to be approximately $2,200.
Overview
Consolidated revenues for the three-month period ended April 3, 2011 decreased by $7,763, or 20.2%, from the three-month period ended March 28, 2010. This decrease was primarily caused by decreased revenues in our Communications Systems segment due to delays in orders from the U.S. Department of Defense and the absence of orders for SATCOM units and a $2,730 reduction to revenues to reflect a proposed settlement with the U.S. government related to exigent contracts completed between 2003 and 2004. This decrease was partially offset by higher sales of chargers and commercial products from our China operation. Gross profit for the first quarter of 2011 was $3,530, or 11.5% of revenue, compared to $9,758, or 25.3% of revenue, for the same quarter a year ago, reflecting the decreased revenues in our Communications Systems segment, the $2,730 charge, unfavorable product mix and deterioration in the gross margin for the Energy Services segment. Also included in gross margin for the first quarter of 2011 was approximately $700 of costs related to exiting the Energy Services business, of which approximately $600 was non-cash. Excluding the $2,730 charge in 2011 and the Energy Services segment gross margin of $(1,008) and $(81) for the first quarters of 2011 and 2010, respectively, gross margin would have been 23.3% for the first quarter of 2011, compared to 27.0% for the same period last year. The reduction in gross margin was primarily caused by the completion of a low margin contract from 2009, manufacturing variances due to low U.S. government defense sales volume and the write-off of certain inventories.

Operating expenses increased to $9,331 during the three-month period ended April 3, 2011 compared to $8,904 during the three-month period ended March 28, 2010. The increase was a result of higher research and development expenses reflecting an increase in new product development activity for the Battery & Energy Products and Communications Systems segments.
Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $(3,955) in the first quarter of 2011 compared to $2,706 for the first quarter of 2010. See the section “Adjusted EBITDA” beginning on page 26 for a reconciliation of Adjusted EBITDA to net income (loss) attributable to Ultralife.
The outstanding balance on our credit facility was $10,195 at April 3, 2011. By comparison, at March 28, 2010 and at December 31, 2010, the outstanding revolver balance under our credit facility was $8,049 and $8,541, respectively. The increase is primarily attributable to the purchase of components for products that commenced shipping in the second quarter of 2011.
Outlook
Management has refined its guidance for 2011 revenue and operating income from continuing operations and now expects revenue of approximately $162,000 and operating income of approximately $7,800. This guidance takes into account management’s previously announced decision to exit the Energy Services business and, once completed, to reclassify the Energy Services segment as a discontinued operation and to take a charge to revenue to reflect the $2,730 proposed settlement with the U.S. government related to certain exigent contracts. It also reflects management’s assessment of full-year revenues based on first quarter performance. Management cautions that the timing of orders and shipments may cause variability in quarterly results.
Results of Operations
Three-month periods ended April 3, 2011 and March 28, 2010
Revenues. Consolidated revenues for the three-month period ended April 3, 2011 amounted to $30,744, a decrease of $7,763, or 20.2%, from the $38,507 reported in the same quarter in the prior year.
Battery & Energy Products sales decreased $42, or 0.2%, from $24,290 during the first quarter last year to $24,248 during the first quarter this year. Revenues for Battery & Energy Products were negatively impacted by the $2,730 charge to reflect a proposed settlement with the U.S. government related to exigent contracts, which partially offset higher demand for chargers and commercial products from our China operations.
Communications Systems revenues decreased $7,971, or 65.4%, from $12,179 during the first quarter last year to $4,208 during the first quarter this year, mainly due to the lack of orders for SATCOM systems for the first quarter of 2011 and delays in orders from the U.S. Department of Defense due to delays in finalizing the U.S. Federal budget.
Energy Services revenues increased $250, or 12.3%, from $2,038 during the first quarter last year to $2,288 during the first quarter this year, reflecting the completion of orders as we exit this business.
Cost of Products Sold. Cost of products sold totaled $27,214 for the quarter ended April 3, 2011, a decrease of $1,535, or 5.3%, from the $28,749 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 74.7% for the three- month period ended March 28, 2010 to 88.5% for the three-month period ended April 3, 2011. Correspondingly, consolidated gross margin was 11.5% for the three-month period ended April 3, 2011, compared with 25.3% for the three-month period ended March 28, 2010, primarily attributable to the margin decreases in all three business segments: Battery & Energy Products, Communications Systems and Energy Services.

In our Battery & Energy Products segment, the cost of products sold increased $2,119, from $19,088 during the three-month period ended March 28, 2010 to $21,207 during the three-month period ended April 3, 2011. Battery & Energy Products gross margin for the first quarter of 2011 was $3,041, or 12.5% of revenues, a decrease of $2,161 from gross margin of $5,202, or 21.4% of revenues, for the first quarter of 2010. Battery & Energy Products gross margin as a percentage of revenues decreased for the three-month period ended April 3, 2011, primarily as a result of the $2,730 charge to reflect a proposed settlement with the U.S. government regarding exigent contracts, the completion of a low margin contract from 2009, manufacturing variances due to low U.S. government defense sales volume and the write-off of certain inventories, in comparison to the three-month period ended March 28, 2010.
In our Communications Systems segment, the cost of products sold decreased $4,831, from $7,542 during the three-month period ended March 28, 2010 to $2,711 during the first quarter of 2011. Communications Systems gross margin for the first quarter of 2011 was $1,497, or 35.6% of revenues, a decrease of $3,140 from gross margin of $4,637, or 38.1% of revenues, for the first quarter of 2010. The decrease in both the gross margin and the gross margin percentage for Communications Systems was due to both sales mix and lower sales volume, including the absence of SATCOM sales in the first quarter of 2011.
In our Energy Services segment, the cost of sales increased $1,177, from $2,119 during the three-month period ended March 28, 2010 to $3,296 during the three-month period ended April 3, 2011. Energy Services gross margin for the first quarter of 2011 was $(1,008), or (44.1)% of revenues, a decrease of $927 from gross margin of $(81), or (4.0)% of revenues, for the first quarter of 2009. Gross margin in this segment decreased mainly due to the inclusion of costs associated with our previously announced exit from this business.
Operating Expenses. Total operating expenses for the three-month period ended April 3, 2011 totaled $9,331, an increase of $427 from $8,904 for the three-month period ended March 28, 2010. Overall, operating expenses as a percentage of revenues increased to 30.4% during the first quarter of 2011 from 23.1% reported in the first quarter of 2010, due to higher research and development expenses associated with an increase in new product development activity and the impact of lower revenues in the first quarter of 2011. Amortization expense associated with intangible assets related to our acquisitions was $157 for the first quarter of 2011 ($79 in selling, general and administrative expenses and $78 in research and development costs), compared with $495 for the first quarter of 2010 ($350 in selling, general, and administrative expenses and $145 in research and development costs). Research and development costs were $2,507 in the first quarter of 2011, an increase of $779, or 45.1%, from the $1,728 reported in the first quarter of 2010, due to an increase in new product development activity for the Battery & Energy Products and Communications Systems segments. Selling, general, and administrative expenses decreased $352, or 4.9%, to $6,824 during the first quarter of 2011 as compared to the first quarter of 2010. This decrease reflects lower sales commissions earned and a reduction in spending for our Energy Services segment as we exit the business.
Other Income (Expense). Other income (expense) totaled $168 for the first quarter of 2011, compared to $(453) for the first quarter of 2010. Interest expense, net of interest income, decreased $331, to $163 for the first quarter of 2011 from $494 for the comparable period in 2010, mainly as a result of lower average borrowings under our revolving credit facilities. Miscellaneous income/expense amounted to income of $331 for the first quarter of 2011 compared with income of $41 for the first quarter of 2010. The income in the first quarters of 2011 and 2010 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $70 for the first quarter of 2011 compared with $105 during the first quarter of 2010. The effective consolidated tax rate for the three-month periods ended April 3, 2011 and March 28, 2010 was:

	Three-Month Periods Ended
	April 3, 2011	March 28, 2010
Income (Loss) before Incomes Taxes (a)	$(5,633)	$401

Total Income Tax Provision (b)	$70	$105

Effective Tax Rate (b/a)	1.2%	26.2%
See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.
We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, the domestic net operating loss (“NOL”) carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. Our ability to utilize NOL carryforwards due to successive ownership changes is currently limited to a minimum of approximately $12,000 annually, plus the carryover from unused portions of the annual limitations. We believe such limitation will not impact our ability to realize the deferred tax asset.
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. We incurred $23 in alternative minimum tax for the three-month period ended March 28, 2010. However, the alternative minimum tax did not have an impact on income taxes determined for the first quarter of 2011. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $5,690 and $0.33, respectively, for the three months ended April 3, 2011, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $287 and $0.02, respectively, for the first quarter of 2010, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 16,999,000 in the first quarter of 2010 to 17,276,000 in the first quarter of 2011, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy under the Amended Purchase Agreement in April 2010, stock option exercises and shares of common stock issued to our non-employee directors.
Adjusted EBITDA
In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-cash, non- operating expenses or income. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended
	April 3,	March 28,
	2011	2010

Net income (loss) attributable to Ultralife	$(5,690)	$287
Add: interest expense, net	163	494
Add: income tax provision	70	105
Add: depreciation expense	1,061	1,004
Add: amortization expense	157	495
Add: stock-based compensation expense	284	321

Adjusted EBITDA	$(3,955)	$2,706

Liquidity and Capital Resources
As of April 3, 2011, cash and cash equivalents totaled $8,146, an increase of $3,505 from December 31, 2010. During the three-month period ended April 3, 2011, we generated $2,006 of cash from operating activities as compared to the generation of $6,096 for the three-month period ended March 28, 2010. The generation of cash from operating activities in 2011 resulted mainly from decreased working capital requirements, including lower balances of accounts receivables due to the overall decrease in sales volume, partially offset by a higher balance in inventories, in anticipation of pending orders for shipment of products during the second quarter of 2011, and accounts payable, as well as our unfavorable operating results.
We used $467 in cash for investing activities during the first three months of 2011 compared with $733 in cash used for investing activities in the same period in 2010. In the first three months of 2011, we spent $432 to purchase plant, property and equipment and $50 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”). In addition, we received $15 in cash proceeds from dispositions of property, plant and equipment. In the first three months of 2010, we spent $164 to purchase plant, property and equipment, $447 was used to establish a restricted cash fund in connection with our U.K. operations, and $137 was used in connection with the contingent purchase price payout related to RPS. In addition, we received $15 in cash proceeds from dispositions of property, plant and equipment.
During the three-month period ended April 3, 2011, we generated $1,665 in funds from financing activities compared to the use of $7,622 in funds in the same period of 2010. The financing activities in the first three months of 2011 included a $1,654 inflow from drawdowns on the revolver portion of our primary credit facility, used to purchase components for products that shipped in the second quarter of 2011, and $53 from stock option exercises, partially offset by an outflow of $42 for principal payments on debt and capital lease obligations. The financing activities in the first three months of 2010 included a $7,451 outflow from repayments on the revolver portion of our primary credit facilities, and an outflow of $171 for principal payments on debt and capital lease obligations.
Inventory turnover for the first three months of 2011 was an annualized rate of approximately 3.2 turns per year, a decrease from the 3.4 turns for the full year of 2010. The decrease in this metric is mainly due to the overall decrease in sales volume in 2011. Our Days Sales Outstanding (DSOs) as of April 3, 2011, was 60 days, a decrease from the 62 days at year-end December 31, 2010, mainly due to our greater overall focus on asset management.
As of April 3, 2011, we had made commitments to purchase approximately $1,012 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.

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
On January 19, 2011, we entered into a First Amendment to Credit Agreement (“First Amendment”) with RBS that revised the eligible accounts receivable under the Credit Facility and decreased the interest rate that will accrue on outstanding indebtedness.
The interest rate that will accrue on outstanding indebtedness under the Credit Facility is as set forth in the following table:

Excess Availability	LIBOR Rate Plus

Greater than $10,000	3.00%

Greater than $6,000 but less than or equal to $10,000	3.25%

Greater than $3,000 but less than or equal to $6,000	3.50%
Interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 3.00%. We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing.
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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of April 3, 2011, our fixed coverage ratio was 1.90 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of April 3, 2011, we had $10,195 outstanding under the Credit Facility. At April 3, 2011, the interest rate on the asset based revolver component of the Credit Facility was 3.26%. As of April 3, 2011, the revolver arrangement had approximately $9,000 of additional borrowing capacity, including outstanding letters of credit. At April 3, 2011, we had $-0- of outstanding letters of credit related to this facility.
Equity Transactions
In some of our recent acquisitions, we utilized securities as consideration in these transactions in part to reduce the need to draw on the liquidity provided by our cash and cash equivalents and revolving credit facility.
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Matters
We continually explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us. In the event that we are unable to finance our operations with the internally generated funds or through the use of additional financing that currently is available to us, we may need to seek additional credit or access the capital markets for additional funds. We can provide no assurance that we would be successful in this regard, especially in light of our recent operating performance.
With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. With respect to our communications accessory products, we typically offer a three-year warranty. We also offer a 10-year warranty on our 9-volt batteries that are used in ionization-type smoke detector applications. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.
Critical Accounting Policies
Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. generally accepted accounting principles, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2010 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.
During the first three months of 2011, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended April 3, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk as presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. Through April 3, 2011, total costs incurred have amounted to approximately $340, none of which has been capitalized. At April 3, 2011 and December 31, 2010, we had $22 and $22, respectively, reserved for this matter.

Item 6.	Exhibits

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.1	First Amendment to Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.1 of the Form 8-K filed on January 21, 2011

31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: May 10, 2011	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002