Form 10-Q
period 2011-07-03
ULTRALIFE CORP
filed 2011-08-11
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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
Common stock, $.10 par value — 17,306,150 shares of common stock outstanding, net of 1,372,757 treasury shares, as of July 31, 2011.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	July 3,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,551	$4,641
Restricted cash	482	464
Trade accounts receivable (less allowance for doubtful accounts of $568 at July 3, 2011 and $490 at December 31, 2010)	25,162	34,270
Inventories	32,056	33,122
Due from insurance company	1,225	—
Deferred tax asset — current	208	208
Prepaid expenses and other current assets	1,761	2,949

Total current assets	64,445	75,654

Property, plant and equipment, net	13,649	14,485

Other assets:
Goodwill	18,318	18,276
Intangible assets, net	5,844	6,150
Security deposits and other long-term assets	183	270

	24,345	24,696

Total Assets	$102,439	$114,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$3,757	$8,717
Accounts payable	14,097	16,409
Income taxes payable	30	54
Other current liabilities	9,986	11,165

Total current liabilities	27,870	36,345

Long-term liabilities:
Debt and capital lease obligations	1	251
Deferred tax liability — long-term	4,040	3,906
Other long-term liabilities	1,146	538

Total long-term liabilities	5,187	4,695

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,678,907 at July 3, 2011 and 18,639,683 at December 31, 2010	1,871	1,865
Capital in excess of par value	171,599	171,020
Accumulated other comprehensive loss	(975)	(1,262)
Accumulated deficit	(95,451)	(90,200)

	77,044	81,423
Less —Treasury stock, at cost — 1,372,757 shares at July 3, 2011 and 1,371,900 shares at December 31, 2010 outstanding	7,658	7,652

Total Ultralife equity	69,386	73,771

Noncontrolling interest	(4)	24

Total shareholders’ equity	69,382	73,795

Total Liabilities and Shareholders’ Equity	$102,439	$114,835

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010

Revenues	$43,555	$33,647	$72,011	$70,116

Cost of products sold	31,758	24,641	55,676	51,271

Gross margin	11,797	9,006	16,335	18,845

Operating expenses:
Research and development (including $79, $95, $157 and $219, respectively, of amortization of intangible assets)	2,114	1,883	4,621	3,590
Selling, general, and administrative (including $78, $80, $157 and $247, respectively, of amortization of intangible assets)	6,820	6,137	12,971	12,481

Total operating expenses	8,934	8,020	17,592	16,071

Operating income (loss)	2,863	986	(1,257)	2,774

Other income (expense):
Interest income	1	—	2	—
Interest expense	(162)	(215)	(318)	(710)
Miscellaneous	(9)	(124)	290	(83)

Income (loss) from continuing operations before income taxes	2,693	647	(1,283)	1,981

Income tax provision-current	63	28	67	66
Income tax provision-deferred	67	39	133	94

Total income taxes	130	67	200	160

Net income (loss) from continuing operations	2,563	580	(1,483)	1,821

Discontinued operations:
Loss from discontinued operations, net of tax	(2,139)	(563)	(3,796)	(1,508)

Net income (loss)	424	17	(5,279)	313

Net (income) loss attributable to noncontrolling interest	15	3	28	(6)

Net income (loss) attributable to Ultralife	$439	$20	$(5,251)	$307

Net income (loss) attributable to Ultralife common shareholders — basic
Continuing operations	$0.15	$0.03	$(0.08)	$0.11
Discontinued operations	$(0.12)	$(0.03)	$(0.22)	$(0.09)

Total	$0.03	$0.00	$(0.30)	$0.02

Net income (loss) attributable to Ultralife common shareholders — diluted
Continuing operations	$0.15	$0.03	$(0.08)	$0.11
Discontinued operations	$(0.12)	$(0.03)	$(0.22)	$(0.09)

Total	$0.03	$0.00	$(0.30)	$0.02

Weighted average shares outstanding — basic	17,296	17,164	17,286	17,089

Weighted average shares outstanding — diluted	17,308	17,169	17,286	17,094

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Periods Ended
	July 3,	June 27,
	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(5,279)	$313
Loss from discontinued operations, net of tax	3,796	1,508
Adjustments to reconcile net income (loss) from continuing operations to net cash provided from operating activities:
Depreciation and amortization of financing fees	1,876	1,839
Amortization of intangible assets	314	466
Gain on long-lived asset disposal and write-offs	(15)	(282)
Foreign exchange (gain) loss	(283)	104
Non-cash stock-based compensation	532	557
Changes in deferred income taxes	133	94
Changes in operating assets and liabilities:
Accounts receivable	9,097	1,748
Inventories	(970)	(3,537)
Prepaid expenses and other current assets	225	(291)
Insurance receivable relating to fires	(1,225)	—
Income taxes payable	(24)	33
Accounts payable and other liabilities	(3,366)	665

Net cash provided from operating activities from continuing operations	4,811	3,217
Net cash provided from operating activities from discontinued operations	32	106

Net cash provided from operating activities	4,843	3,323

INVESTING ACTIVITIES
Purchase of property and equipment	(1,505)	(534)
Proceeds from asset disposal	15	445
Change in restricted cash	—	(452)
Payments for acquired companies, net of cash acquired	(50)	(137)

Net cash used in investing activities from continuing operations	(1,540)	(678)
Net cash provided from (used in) investing activities from discontinued operations	76	(2)

Net cash used in investing activities	(1,464)	(680)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(4,884)	(6,240)
Proceeds from issuance of common stock	53	—
Principal payments on debt and capital lease obligations	—	(166)

Net cash used in financing activities from continuing operations	(4,831)	(6,406)
Net cash used in financing activities from discontinued operations	(110)	(76)

Net cash used in financing activities	(4,941)	(6,482)

Effect of exchange rate changes on cash	472	(144)

Change in cash and cash equivalents	(1,090)	(3,983)

Cash and cash equivalents at beginning of period	4,641	6,094

Cash and cash equivalents at end of period	$3,551	$2,111

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$91	$—

Cash paid for interest	$282	$437

Noncash investing and financing activities:
Issuance of common stock for purchase of acquired companies	$—	$858

Purchase of property and equipment via notes payable	$—	$159

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
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business, which included standby power and systems design, installation and maintenance activities. As a result of management’s ongoing review of our business segments and products, and taking into account the lack of growth and profitability potential of the Energy Services segment as well as its sizeable operating losses over the last several years, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business.

The actions taken to exit our Energy Services segment resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months. As of the end of the second quarter of 2011, all exit activities with respect to our Energy Services segment were completed. As a result, the presentation of results herein excludes the Energy Services segment from the results of continuing operations. The following amounts have been reported as discontinued operations for the three- and six-month periods ended July 3, 2011 and June 27, 2010:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Net sales	$1,607	$3,377	$3,895	$5,415

Loss from discontinued operations	(2,139)	(579)	(3,796)	(1,512)
Benefit from income taxes	—	16	—	4

Loss from discontinued operations, net of tax	(2,139)	(563)	(3,796)	(1,508)

Included in the Loss from discontinued operations described above, we recorded the following exit charges:

	Three-Months Ended	Six-Months Ended
	July 3, 2011	July 3, 2011
Inventory and fixed asset write-downs	$472	$941
Employee related, including termination benefits	437	703
Lease termination costs	250	250
Other costs	980	1,030

Total Exit Costs	$2,139	$2,924

Cash Component	$1,666	$1,984

3.	INVENTORIES
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	July 3, 2011	December 31, 2010
Raw materials	$20,584	$18,250
Work in process	5,248	6,649
Finished goods	6,224	8,223

	$32,056	$33,122

4.	PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consisted of the following:

	July 3, 2011	December 31, 2010
Land	$123	$123
Buildings and leasehold improvements	6,852	6,188
Machinery and equipment	45,396	45,714
Furniture and fixtures	1,816	1,702
Computer hardware and software	3,664	3,652
Construction in progress	690	582

	58,541	57,961
Less: Accumulated depreciation	44,892	43,476

	$13,649	$14,485

Depreciation expense for property, plant and equipment was $891 and $1,798 for the three- and six-month periods ended July 3, 2011, respectively, and $846 and $1,762 for the three- and six-month periods ended June 27, 2010.
5.	GOODWILL AND INTANGIBLE ASSETS
a. Goodwill
The following table summarizes the goodwill activity by segment for the six-month periods ended July 3, 2011 and June 27, 2010:

	Battery &	Communications	Discontinued
	Energy Products	Systems	Operations	Total

Balance at December 31, 2009	$2,072	$16,316	$7,048	$25,436

Adjustments to purchase price allocation	—	(183)	912	729
Effect of foreign currency translations	10	—	—	10

Balance at June 27, 2010	2,082	16,133	7,960	26,175

Adjustments to purchase price allocation	—	—	14	14
Impairment charge	—	—	(7,974)	(7,974)
Effect of foreign currency translations	61	—	—	61

Balance at December 31, 2010	2,143	16,133	—	18,276

Effect of foreign currency translations	42	—	—	42

Balance at July 3, 2011	$2,185	$16,133	$—	$18,318

b. Intangible Assets
The composition of intangible assets was:

	July 3, 2011
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,561	$—	$3,561
Patents and technology	4,484	3,274	1,210
Customer relationships	3,975	2,981	994
Distributor relationships	371	292	79
Non-compete agreements	396	396	—

Total intangible assets	$12,787	$6,943	$5,844

	December 31, 2010
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,559	$—	$3,559
Patents and technology	4,474	3,108	1,366
Customer relationships	3,955	2,820	1,135
Distributor relationships	364	274	90
Non-compete agreements	395	395	—

Total intangible assets	$12,747	$6,597	$6,150

Amortization expense for intangible assets was $157 and $314 for the three- and six-month periods ended July 3, 2011, respectively, and $175 and $466 for the three- and six-month periods ended June 27, 2010, respectively.
The change in the gross assets value of total intangible assets from December 31, 2010 to July 3, 2011 is a result of the effect of foreign currency translations.
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
On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under the Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. Our available borrowing under the Credit Facility fluctuates from time to time based upon amounts of eligible accounts receivable and eligible inventory. Available borrowings under the Credit Facility equals the lesser of (1) $35,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory. The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS. We are required to have at least $3,000 available under the Credit Facility at all times.
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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of July 3, 2011, our fixed charge coverage ratio was 2.03 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of July 3, 2011, we had $3,657 outstanding under the Credit Facility. At July 3, 2011, the interest rate on the asset based revolver component of the Credit Facility was 3.19%. As of July 3, 2011, the revolver arrangement had approximately $18,152 of additional borrowing capacity, including outstanding letters of credit. At July 3, 2011, we had $413 of outstanding letters of credit under the Credit Facility.
7.	SHAREHOLDERS’ EQUITY
a. Common Stock
In February 2011, we issued 11,276 shares of common stock to our non-employee directors, valued at $77.
In May 2011, we issued 17,036 shares of common stock to our non-employee directors, valued at $76.
b. Treasury Stock
At July 3, 2011 and December 31, 2010, we had 1,372,757 and 1,371,900 shares, respectively, of treasury stock outstanding, valued at $7,658 and $7,652, respectively. The increase in treasury shares related to the vesting of restricted stock awards for certain key employees, a portion of which were withheld to cover estimated individual income taxes, since the vesting of such awards is a taxable event for such employees.

c. Stock Options
We have various stock-based employee compensation plans, for which we follow the provisions of the Financial Accounting Standards Board’s (“FASB”) guidance on share-based payments, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).
Our shareholders have approved various equity-based plans that permit the grant of options, restricted stock and other equity-based awards. In addition, our shareholders have approved certain grants of options outside of these plans.
In June 2004, shareholders adopted the 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. Through shareholder approved amendments to the LTIP in 2006, 2008 and 2011, the total number of authorized shares under the LTIP increased to 2,900,000.
Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options issued to employees. As of July 3, 2011, there were 2,301,061 stock options outstanding under the LTIP.
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
On December 30, 2010, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, options to purchase shares of common stock under the LTIP as follows: (i) 50,000 shares at $6.42, vesting in annual increments of 12,500 shares over a four-year period commencing December 30, 2011; (ii) 250,000 shares at $6.42, vesting in annual increments of 62,500 shares over a four-year period commencing December 30, 2011; (iii) 200,000 shares at $10.00, with vesting to begin on the date the stock reaches a closing price of $10.00 per share for 15 trading days in a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date; and (iv) 200,000 shares at $15.00, with vesting to begin on the date the stock reaches a closing price of $15.00 per share for 15 trading days in a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date. All such options in items (i) and (ii) shall expire on December 30, 2017. All such options in items (iii) and (iv) shall expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020. The options set forth in items (ii), (iii) and (iv) were subject to shareholder approval, which approval was obtained on June 7, 2011.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the LTIP. The option vests in annual increments of 12,500 shares over a four-year period commencing December 30, 2011. The option expires on December 30, 2017.
In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $162 and $401 for the three- and six-month periods ended July 3, 2011, respectively, and $122 and $358 for the three- and six-month periods ended June 27, 2010, respectively. As of July 3, 2011, there was $1,879 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.49 years.
We use the Black-Scholes option-pricing model to estimate the fair value of non-market performance stock-based awards. The following weighted average assumptions were used to value non-market performance stock options granted during the six-month periods ended July 3, 2011 and June 27, 2010.

	Six-Month Periods Ended
	July 3,	June 27,
	2011	2010

Risk-free interest rate	1.22%	2.11%
Volatility factor	60.63%	79.48%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.82	3.51
We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards. The following weighted average assumptions were used to value market performance stock options granted during the six-month period ended July 3, 2011. There were no market performance stock options granted during the six-months ended June 27, 2010.

Six-Month
Period Ended
July 3, 2011

Risk-free interest rate	2.74%
Volatility factor	63.79%
Dividends	0.00%
Weighted average expected life (years)	5.51
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

Stock option activity for the first six months of 2011 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2011	1,794,694	$9.71
Options granted	795,000	9.38
Options exercised	(13,500)	3.91
Options forfeited	(83,416)	5.26
Options expired	(93,717)	14.75

Shares under option at July 3, 2011	2,399,061	$9.59	4.60 years	$255

Vested and expected to vest as of July 3, 2011	2,171,951	$10.01	4.44 years	$207

Options exercisable at July 3, 2011	1,120,186	$11.61	2.16 years	$80
The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month period ended July 3, 2011 was $44.
FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first six months of 2011 and 2010. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended July 3, 2011 and June 27, 2010 was $53 and $-0-, respectively.
d. Warrants
On May 19, 2006, in connection with our acquisition of ABLE New Energy Co., Ltd., we granted the sellers warrants to acquire 100,000 shares of common stock. The exercise price of the warrants was $12.30 per share and the warrants had a five-year term. In January 2008, warrants to acquire 82,000 shares of common stock were exercised, for total proceeds received of $1,009. In January 2009, warrants to acquire 10,000 shares of common stock were exercised, for total proceeds received of $123. In May 2011, the remaining outstanding warrants to acquire 8,000 shares of common stock expired without being exercised.
e. Restricted Stock Awards
No restricted stock was awarded during the six-month periods ended July 3, 2011 and June 27, 2010.

The activity of restricted stock awards for the six months of 2011 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2010	9,048	$11.94
Granted	—	—
Vested	(4,925)	12.01
Forfeited	(2,588)	12.16

Unvested at July 3, 2011	1,535	$11.33

We recorded compensation cost related to restricted stock awards of $10 and $(22) for the three- and six-month periods ended July 3, 2011, respectively, and $27 and $36 for the three- and six-month periods ended June 27, 2010, respectively. As of July 3, 2011, we had $21 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over the remaining weighted average period of approximately 0.53 years. The total fair value of these grants that vested during the six-month period ended July 3, 2011 was $32.
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
For the three- and six-month periods ended July 3, 2011, we recorded $130 and $200, respectively, in income tax expense. For the three- and six-month periods ended June 27, 2010 we recorded $67 and $160, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2011 was primarily due to the income reported for China operations during the period. The remaining expense in 2010 was primarily due to the income reported for U.S. operations during the period.
Our effective consolidated tax rate for the three- and six-month periods ended July 3, 2011 and June 27, 2010 was:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Income (Loss) from continuing operations before Incomes Taxes (a)	$2,693	$647	$(1,283)	$1,981

Total Income Tax Provision (b)	$130	$67	$200	$160

Effective Tax Rate (b/a)	4.8%	10.4%	15.6%	8.1%

The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. We incurred $28 and $65 in alternative minimum tax for the three- and six-month periods ended June 27, 2010, respectively. However, the alternative minimum tax did not have an impact on income taxes determined for 2011. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset. The tax provision for 2010 also includes a provision for state income taxes, for states in which we do not have the ability to utilize net operating loss carryforwards.
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
As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2005 through 2010 remain subject to examination by the Internal Revenue Service (“IRS”). Our U.S. tax matters for the years 2004 through 2010 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2004 through 2010 remain subject to examination by the respective foreign tax jurisdiction authorities. Our tax year 2009 U.S. federal income tax return is currently under examination by the IRS. Currently management believes the ultimate resolution of the 2009 examination will not result in any material effect to our financial position or results of operations.
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
On January 1, 2009, we adopted the provisions of FASB’s guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance requires that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (such as restricted stock awards granted by us) be considered participating securities. Because restricted stock awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”).

Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three- and six-month periods ended July 3, 2011 and June 27, 2010, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.
The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Net Income (Loss) from continuing operations attributable to Ultralife	$2,578	$583	$(1,455)	$1,815
Net Income (Loss) from continuing operations attributable to participating securities (unvested restricted stock awards) (2,000, 10,000, -0- and 25,000 shares, respectively)	—	—	—	(3)

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	2,578	583	(1,455)	1,812
Effect of Dilutive Securities:
Convertible Notes Payable	—	—	—	—

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders — Adjusted (b)	$2,578	$583	$(1,455)	$1,812

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$(2,139)	$(563)	$(3,796)	$(1,508)
Effect of Dilutive Securities:
Convertible Notes Payable	—	—	—	—

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders — Adjusted (d)	$(2,139)	$(563)	$(3,796)	$(1,508)

Average Common Shares Outstanding — Basic (e)	17,296,000	17,164,000	17,286,000	17,089,000
Effect of Dilutive Securities:
Stock Options / Warrants	12,000	5,000	—	5,000
Convertible Notes Payable	—	—	—	—

Average Common Shares Outstanding — Diluted (f)	17,308,000	17,169,000	17,286,000	17,094,000

EPS — Basic (a/e) — continuing operations	$0.15	$0.03	$(0.08)	$0.11
EPS — Basic (c/e) — discontinued operations	$(0.12)	$(0.03)	$(0.22)	$(0.09)
EPS — Diluted (b/f) — continuing operations	$0.15	$0.03	$(0.08)	$0.11
EPS — Diluted (d/f) — discontinued operations	$(0.12)	$(0.03)	$(0.22)	$(0.09)

There were 1,820,419 and 1,773,898 outstanding stock options, warrants and restricted stock awards for the three-month periods ended July 3, 2011 and June 27, 2010, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 219,398 shares of common stock for the three-month period ended June 27, 2010, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 180,177 and 47,500 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended July 3, 2011 and June 27, 2010, respectively.
There were 2,000,596 and 1,773,898 outstanding stock options, warrants and restricted stock awards for the six-month periods ended July 3, 2011 and June 27, 2010, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 221,854 shares of common stock for the six-month period ended June 27, 2010, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of -0- and 47,500 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the six-month periods ended July 3, 2011 and June 27, 2010, respectively.
10.	COMPREHENSIVE INCOME
The components of our total comprehensive income (loss) were:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Net income (loss) attributable to Ultralife	$439	$20	$(5,251)	$307
Foreign currency translation adjustments	60	85	287	(249)

Total comprehensive income (loss)	$499	$105	$(4,964)	$58

11.	COMMITMENTS AND CONTINGENCIES
a. Purchase Commitments
As of July 3, 2011, we have made commitments to purchase approximately $932 of production machinery and equipment.

b. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2011 were as follows:

Balance at December 31, 2010	$1,243
Accruals for warranties issued	341
Settlements made	(283)

Balance at July 3, 2011	$1,301

c. Contingencies and Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Energy Services Litigation
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
9-Volt Battery Litigation
In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleges damages associated with claims of breach of warranty in an amount of approximately $1,100. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the condensed consolidated financial statements as of July 3, 2011.
Environmental Matter
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the

NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. In May 2011, the NYSDEC administratively closed remedial activities associated with the approved work plan. As a result, anticipated costs are not expected to exceed those currently reserved. Through July 3, 2011, total costs incurred have amounted to approximately $340, none of which has been capitalized. At July 3, 2011 and December 31, 2010, we had $22 and $22, respectively, reserved for this matter.
Workers’ Compensation Litigation
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we could avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we could satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of July 3, 2011, we have made all payments under this settlement and have no further obligations outstanding relating to this matter.
d. Post-Audits of Government Contracts
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of July 3, 2011, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry were consolidated and the US Attorney’s Office represented the government in connection with these matters. Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment. In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April to negotiate a settlement which would be in the best interests of our customers, employees and shareholders. On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice. As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011. On June 1, 2011, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense which provides that we shall pay the U.S. $2,700 plus accrued interest thereon at the rate of 2.625% per annum from May 6, 2011, with principal payments of $1,000, $567, $567 and $566 being due on June 8, 2011, December 1, 2011, June 1, 2012 and December 1, 2012, respectively. Each principal payment will be accompanied by a payment of accrued interest. As of July 3, 2011, we have made the first required payment.

e. Government Grants/Loans
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of July 3, 2011, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that both of these commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the CDBG.
In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of July 3, 2011, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In September 2010, we received an extension for this commitment to March 31, 2011. In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that both of these commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the RIFG.
12.	BUSINESS SEGMENT INFORMATION
On January 1, 2011, we began to report chargers in the Battery & Energy Products segment, to better align the portfolio of chargers with customers for those products and with how we manage our business operations. Previously, we had reported chargers in the Communications Systems segment.
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business, which previously was a stand alone business segment. See Note 2 in these Notes to Condensed Consolidated Financial Statements for additional information.
We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We look at our segment performance at the gross margin level, and we do not allocate research and development, except for research, design and development contract revenues and expenses which are captured under the respective operating segment in which the work is performed, or selling, general and administrative costs against the segments. All other items that do not specifically relate to these two segments and are not considered in the performance of the segments are considered to be Corporate charges.

The components of segment performance were as follows:
Three-Month Period Ended July 3, 2011

	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$31,239	$12,316	$—	$—	$43,555
Segment contribution	7,253	4,544	—	(8,934)	2,863
Interest expense, net				(161)	(161)
Miscellaneous				(9)	(9)
Income taxes-current				(63)	(63)
Income taxes-deferred				(67)	(67)
Loss from discontinued operations			(2,139)		(2,139)
Noncontrolling interest				15	15
Net income attributable to Ultralife					$439
Total assets	$56,540	$36,032	$1,070	$8,797	$102,439
Three-Month Period Ended June 27, 2010

	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$25,387	$8,260	$—	$—	$33,647
Segment contribution	6,005	3,001	—	(8,020)	986
Interest expense, net				(215)	(215)
Miscellaneous				(124)	(124)
Income taxes-current				(28)	(28)
Income taxes-deferred				(39)	(39)
Loss from discontinued operations			(563)		(563)
Noncontrolling interest				3	3
Net income attributable to Ultralife					$20
Total assets	$62,959	$36,846	$18,963	$6,317	$125,085
Six-Month Period Ended July 3, 2011

	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$55,487	$16,524	$—	$—	$72,011
Segment contribution	10,294	6,041	—	(17,592)	(1,257)
Interest expense, net				(316)	(316)
Miscellaneous				290	290
Income taxes-current				(67)	(67)
Income taxes-deferred				(133)	(133)
Loss from discontinued operations			(3,796)		(3,796)
Noncontrolling interest				28	28
Net loss attributable to Ultralife					$(5,251)
Total assets	$56,540	$36,032	$1,070	$8,797	$102,439

Six-Month Period Ended June 27, 2010

	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$49,677	$20,439	$—	$—	$70,116
Segment contribution	11,207	7,638	—	(16,071)	2,774
Interest expense, net				(710)	(710)
Miscellaneous				(83)	(83)
Income taxes-current				(66)	(66)
Income taxes-deferred				(94)	(94)
Loss from discontinued operations			(1,508)		(1,508)
Noncontrolling interest				(6)	(6)
Net income attributable to Ultralife					$307
Total assets	$62,959	$36,846	$18,963	$6,317	$125,085
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
14.	FIRE AT MANUFACTURING FACILITY
In June 2011, we experienced a fire that damaged certain inventory at our facility in China. The fire occurred after business hours and resulted from electrical short circuits caused by recent power outages in the area. Fortunately, the fire was fully extinguished quickly with no injuries, and the plant was back in full operation shortly thereafter with no disruption in supply or service to customers. We maintain adequate insurance coverage for this operation.
The total amount of the loss pertaining to assets and the related expenses was approximately $1,361. The majority of the insurance claim is related to the recovery of damaged inventory. As of July 3, 2011, we reflect a receivable from the insurance company relating to this claim of $1,225, which is net of our deductible of approximately $136. The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Condensed Consolidated Statements of Operations.
15.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. ASU NO. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, which is our current presentation. ASU NO. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will only impact the presentation of our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-29 amends accounting guidance concerning disclosure of supplemental pro forma information for business combinations. If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only. The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments. ASU No. 2010-29 is effective for fiscal years beginning on or after December 15, 2010 and will apply prospectively to business combinations completed on or after that date. The adoption of this pronouncement did not have a significant impact on our financial statements. The future impact of adopting this pronouncement will depend on the future business combinations that we may pursue.
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
In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.

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
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, reduced U.S. defense spending, the successful commercialization of our products, the successful integration of our acquired businesses, the impairment of our intangible assets, general domestic and global economic conditions, including the uncertainty with government budget approvals, government and environmental regulation, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used is this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly report on Form 10-Q.
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
The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts. All figures presented below represent results from continuing operations, unless otherwise specified.
General
We offer products and services ranging from portable power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, communications and electronics systems and accessories, and custom engineered systems and solutions. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments.
On January 1, 2011, we began to report chargers in the Battery & Energy Products segment, to better align the portfolio of chargers with customers for those products and with how we manage our business operations. Previously, we had reported chargers in the Communications Systems segment.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We look at our segment performance at the gross margin level, and we do not allocate research and development, except for research, design and development contract revenues and expenses which are captured under the respective operating segment in which the work is performed, or selling, general and administrative costs against the segments. All other items that do not specifically relate to these two segments and are not considered in the performance of the segments are considered to be Corporate charges.
We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. As a result of management’s ongoing review of our business segments and products, and taking into account the lack of growth and profitability potential of the Energy Services segment as well as its sizeable operating losses over the last several years, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. The actions taken to exit our Energy Services business resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas. We completed all exit activities with respect to our Energy Services segment by the end of the second quarter, and have reclassified our Energy Services segment as a discontinued operation.
In connection with the exit activities described above, we recorded total restructuring charges of approximately $2,924. The restructuring charges include approximately $703 of employee-related costs, including termination benefits, approximately $250 of lease termination costs, approximately $941 of inventory and fixed asset write-downs and approximately $1,030 of other associated costs. During the second quarter of 2011, we incurred approximately $437 of employee-related costs, including termination benefits, approximately $250 of lease termination costs, approximately $472 of inventory and fixed asset write-downs and approximately $980 of other associated costs. The cash component of the aggregate total restructuring charges was approximately $1,984.
In 2011, we implemented a series of Lean initiatives throughout the entire organization. Lean is a disciplined management philosophy which is 100% focused on using resources more effectively and the elimination of non-value add functions to any process. The expected result is a reduction in costs through becoming more efficient.
Overview
Consolidated revenues for the three-month period ended July 3, 2011 increased by $9,908, or 29.4%, from the three-month period ended June 27, 2010. This increase was primarily due to higher demand from our defense customers, including resumed activity from our core U.S. government customer, and further penetration of the metering business in China. Gross profit for the second quarter of 2011 was $11,797, or 27.1% of revenue, compared to $9,006, or 26.8% of revenue, for the same quarter a year ago, reflecting the favorable impact of gains from our Lean initiatives and product mix, partially offset by severance costs resulting from the Lean efficiencies and other operating efficiencies.

Operating expenses increased to $8,934 during the three-month period ended July 3, 2011 compared to $8,020 during the three-month period ended June 27, 2010. The increase was a result of higher research and development expenses reflecting an increase in new product development activity for the Battery & Energy Products and Communications Systems segments, higher selling expenses resulting from our investment to further expand the sales force, costs associated with the relocation of our AMTI facility to a larger facility in Virginia Beach to allow for both growth and consolidation within our Communications Systems segment and severance costs associated with the elimination of certain staff positions.
Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $4,204 in the second quarter of 2011 compared to $2,158 for the second quarter of 2010. See the section “Adjusted EBITDA from continuing operations” beginning on page 32 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.
The outstanding balance on our credit facility was $3,657 at July 3, 2011. By comparison, at June 27, 2010 and at December 31, 2010, the outstanding revolver balance under our credit facility was $9,260 and $8,541, respectively. The decrease is primarily attributable to improved financial performance and cash generated from our Lean initiatives, which resulted in a reduction in inventory.
Outlook
Management reaffirmed its guidance for 2011, which calls for revenue of approximately $162,000 and operating income of approximately $7,800. Management cautions that the timing of orders and shipments may cause variability in quarterly results.
Results of Operations
Three-month periods ended July 3, 2011 and June 27, 2010
Revenues. Consolidated revenues for the three-month period ended July 3, 2011 amounted to $43,555, an increase of $9,908, or 29.4%, from the $33,647 reported in the same quarter in the prior year.
Battery & Energy Products sales increased $5,852, or 23.1%, from $25,387 during the second quarter last year to $31,239 during the second quarter this year. Revenues for Battery & Energy Products increased due to higher demand for rechargeable batteries and chargers from the defense industry, the resumption of shipments of our primary batteries to the Defense Logistics Agency under the indefinite quantity contract that was awarded to us in September 2010 and the further penetration of the utility metering business in China.
Communications Systems revenues increased $4,056, or 49.1%, from $8,260 during the second quarter last year to $12,316 during the second quarter this year, mainly due to increased demand in the defense sector for our products.
Cost of Products Sold. Cost of products sold totaled $31,758 for the quarter ended July 3, 2011, an increase of $7,117, or 28.9%, from the $24,641 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 73.2% for the three-month period ended June 27, 2010 to 72.9% for the three-month period ended July 3, 2011. Correspondingly, consolidated gross margin was 27.1% for the three-month period ended July 3, 2011, compared with 26.8% for the three-month period ended June 27, 2010, primarily attributable to the favorable impact of the permanent gains from our lean initiatives and product mix, partially offset by severance costs.

In our Battery & Energy Products segment, the cost of products sold increased $4,604, from $19,382 during the three-month period ended June 27, 2010 to $23,986 during the three-month period ended July 3, 2011. Battery & Energy Products gross margin for the second quarter of 2011 was $7,253, or 23.2% of revenues, an increase of $1,248 from gross margin of $6,005, or 23.7% of revenues, for the second quarter of 2010. Battery & Energy Products gross margin as a percentage of revenues decreased for the three-month period ended July 3, 2011, primarily as a result of severance charges incurred to make permanent reductions to our work force resulting from our Lean initiatives and other operating efficiencies, in comparison to the three-month period ended June 27, 2010.
In our Communications Systems segment, the cost of products sold increased $2,513 from $5,259 during the three-month period ended June 27, 2010 to $7,772 during the second quarter of 2011. Communications Systems gross margin for the second quarter of 2011 was $4,544, or 36.9% of revenues, an increase of $1,543 from gross margin of $3,001, or 36.3% of revenues, for the second quarter of 2010. The increase in both the gross margin and the gross margin percentage for Communications Systems was due to a change in the product mix towards higher gross margin products.
Operating Expenses. Total operating expenses for the three-month period ended July 3, 2011 totaled $8,934, an increase of $914 from $8,020 for the three-month period ended June 27, 2010. This increase was due to higher research and development expenses reflecting an increase in new product development activity for the Battery & Energy Products and Communications Systems segments, higher selling expenses resulting from our investment to further expand our sales force, costs associated with the relocation of our AMTI facility to a larger facility in Virginia Beach to allow for both growth and consolidation within our Communications Systems segment and severance costs associated with the elimination of certain staff positions. Overall, operating expenses as a percentage of revenues decreased to 20.5% during the second quarter of 2011 from 23.8% reported in the second quarter of 2010. Amortization expense associated with intangible assets related to our acquisitions was $157 for the second quarter of 2011 ($78 in selling, general and administrative expenses and $79 in research and development costs), compared with $175 for the second quarter of 2010 ($80 in selling, general, and administrative expenses and $95 in research and development costs). Research and development costs were $2,114 in the second quarter of 2011, an increase of $231, or 12.3%, from the $1,883 reported in the second quarter of 2010, due to an increase in new product development activity for the Battery & Energy Products and Communications Systems segments. Selling, general, and administrative expenses increased $683, or 11.1%, to $6,820 during the second quarter of 2011 as compared to the second quarter of 2010, reflecting the hiring of additional members of our sales force to increase sales penetration in new and existing markets and relocation and severance expenses that did not occur in the same period last year.
Other Income (Expense). Other income (expense) totaled $(170) for the second quarter of 2011, compared to $(339) for the second quarter of 2010. Interest expense, net of interest income, decreased $54, to $161 for the second quarter of 2011 from $215 for the comparable period in 2010, mainly as a result of lower average borrowings under our Credit Facility. Miscellaneous income/expense amounted to expense of $9 for the second quarter of 2011 compared with expense of $124 for the second quarter of 2010. The expense in the second quarters of 2011 and 2010 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $130 for the second quarter of 2011 compared with $67 during the second quarter of 2010. The effective consolidated tax rate for the three-month periods ended July 3, 2011 and June 27, 2010 was:

	Three-Month Periods Ended
	July 3, 2011	June 27, 2010
Income (Loss) before Incomes Taxes (a)	$2,693	$647

Total Income Tax Provision (b)	$130	$67

Effective Tax Rate (b/a)	4.8%	10.4%
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. We incurred $28 in alternative minimum tax for the three-month period ended June 27, 2010. However, the alternative minimum tax did not have an impact on income taxes determined for the second quarter of 2011. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
Discontinued Operations. Loss from discontinued operations, net of tax totaled $2,139 for the second quarter of 2011, compared to $563 for the second quarter of 2010. The increase in the loss was primarily due to the inclusion of costs associated with the previously announced exit from the Energy Services business. For more information, see Note 2 to the Condensed Consolidated Financial Statements.
Net Income Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $439 and $0.03, respectively, for the three months ended July 3, 2011, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $20 and $0.00, respectively, for the second quarter of 2010. Average common shares outstanding used to compute diluted earnings per share increased from 17,169,000 in the second quarter of 2010 to 17,308,000 in the second quarter of 2011, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.
Six-month periods ended July 3, 2011 and June 27, 2010
Revenues. Consolidated revenues for the six-month period ended July 3, 2011 amounted to $72,011, an increase of $1,895, or 2.7%, from the $70,116 reported in the same period in the prior year.
Battery & Energy Products sales increased $5,810 or 11.7%, from $49,677 during the first six months last year to $55,487 during the first six months this year. Revenues for Battery & Energy Products increased due to higher demand for rechargeable batteries and chargers from our defense customers and further penetration into the utility metering market from our China operations, which were partially offset by a $2,700 charge in the first quarter to reflect a settlement with the U.S. government related to exigent contracts. See Note 11 in the Notes to Condensed Consolidated Financial Statements for additional information on the settlement.

Communications Systems revenues decreased $3,915, or 19.2%, from $20,439 during the first six months last year to $16,524 during the first six months this year, mainly due to delays in orders from the U.S. Department of Defense due to delays in finalizing the U.S. Federal budget.
Cost of Products Sold. Cost of products sold totaled $55,676 for the six-month period ended July 3, 2011, an increase of $4,405, or 8.6%, from the $51,271 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 73.1% for the six-month period ended June 27, 2010 to 77.3% for the six-month period ended July 3, 2011. Correspondingly, consolidated gross margin was 22.7% for the six-month period ended July 3, 2011, compared with 26.9% for the six-month period ended June 27, 2010, primarily attributable to the negative impact of the $2,700 charge recorded in the first quarter to reflect the settlement with the U.S. government related to exigent contracts and the completion of a low margin contract from 2009 and manufacturing variances due to lower Department of Defense sales volumes in the first quarter.
In our Battery & Energy Products segment, the cost of products sold increased $6,723, from $38,470 during the six-month period ended June 27, 2010 to $45,193 during the six-month period ended July 3, 2011. Battery & Energy Products gross margin for the first six months of 2011 was $10,294, or 18.6% of revenues, a decrease of $913 from gross margin of $11,207, or 22.6% of revenues, for the first six months of 2010. Battery & Energy Products gross margin as a percentage of revenues decreased for the six-month period ended July 3, 2011, primarily as a result of the $2,700 charge to reflect a settlement with the U.S. government regarding exigent contracts, the completion of a low margin contract from 2009 and the write-off of certain inventories, in comparison to the six-month period ended June 27, 2010.
In our Communications Systems segment, the cost of products sold decreased $2,318, from $12,801 during the six-month period ended June 27, 2010 to $10,483 during the first six months of 2011. Communications Systems gross margin for the first six months of 2011 was $6,041, or 36.6% of revenues, a decrease of $1,597 from gross margin of $7,638, or 37.4% of revenues, for the first six months of 2010. The decrease in both the gross margin and the gross margin percentage for Communications Systems was due to both sales mix and lower sales volume.
Operating Expenses. Total operating expenses for the six-month period ended July 3, 2011 totaled $17,592, an increase of $1,521 from $16,071 for the six-month period ended June 27, 2010, due to higher research and development expenses associated with an increase in new product development activity, higher selling expenses resulting from our investment to further expand our sales force, costs associated with the relocation of our AMTI facility to a larger facility in Virginia Beach to allow for both growth and consolidation within our Communications Systems segment and severance costs associated with the elimination of certain staff positions. Overall, operating expenses as a percentage of revenues increased to 24.4% during the first six months of 2011 from 22.9% reported in the first six months of 2010. Amortization expense associated with intangible assets related to our acquisitions was $314 for the first six months of 2011 ($157 in selling, general and administrative expenses and $157 in research and development costs), compared with $466 for the first six months of 2010 ($247 in selling, general and administrative expenses and $219 in research and development costs). Research and development costs were $4,621 in the first six months of 2011, an increase of $1,031, or 28.7%, from the $3,590 reported in the first six months of 2010, due to an increase in new product development activity for the Battery & Energy Products and Communications Systems segments. Selling, general, and administrative expenses increased $490, or 3.9%, to $12,971 during the first six months of 2011 as compared to the first six months of 2010. This increase reflects higher selling expenses reflecting the hiring of additional members of our sales force to increase sales penetration in new and existing markets and relocation and severance expenses that did not occur in the same period last year.
Other Income (Expense). Other income (expense) totaled $(26) for the first six months of 2011, compared to $(793) for the first six months of 2010. Interest expense, net of interest income, decreased $394, to $316 for the first six months of 2011 from $710 for the comparable period in 2010, mainly as a result of lower average borrowings under our Credit Facility. Miscellaneous income/expense amounted to income of $290 for the first six months of 2011 compared with expense of $83 for the first six months of 2010. The income in the first six months of 2011 and expense in the first six months of 2010 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $200 for the first six months of 2011 compared with $160 during the first six months of 2010. The effective consolidated tax rate for the six-month periods ended July 3, 2011 and June 27, 2010 was:

	Six-Month Periods Ended
	July 3, 2011	June 27, 2010
Income (Loss) before Incomes Taxes (a)	$(1,283)	$1,981

Total Income Tax Provision (b)	$200	$160

Effective Tax Rate (b/a)	15.6%	8.1%
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. We incurred $65 in alternative minimum tax for the first six months of 2010. However, the alternative minimum tax did not have an impact on income taxes determined for the first six months of 2011. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
Discontinued Operations. Loss from discontinued operations, net of tax totaled $3,796 for the first six months of 2011, compared to $1,508 for the first six months of 2010. The increase in the loss was primarily due to the inclusion of costs associated with the previously announced exit from the Energy Services business. For more information, see Note 2 to the Condensed Consolidated Financial Statements.
Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $5,251 and $0.30, respectively, for the six months ended July 3, 2011, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $307 and $0.02, respectively, for the first six months of 2010. Average common shares outstanding used to compute diluted earnings per share increased from 17,094,000 in the first six months of 2010 to 17,286,000 in the first six months of 2011, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy under the Amended Purchase Agreement in April 2010, stock option exercises and shares of common stock issued to our non-employee directors.

Adjusted EBITDA from continuing operations
In evaluating our business, we consider and use Adjusted EBITDA from continuing operations, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA from continuing operations as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations. We use Adjusted EBITDA from continuing operations as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA from continuing operations facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-operating expenses or income. We also present Adjusted EBITDA from continuing operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).
We use Adjusted EBITDA from continuing operations in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as income (loss) from operations. We believe that Adjusted EBITDA from continuing operations permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of non-cash stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by limiting Adjusted EBITDA to continuing operations, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our Adjusted EBITDA from continuing operations so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA from continuing operations are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.
The term Adjusted EBITDA from continuing operations is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA from continuing operations has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA from continuing operations should not be considered in isolation, or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:
•	Adjusted EBITDA from continuing operations does not reflect (1) our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) changes in, or cash requirements for, our working capital needs; (3) the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; (4) income taxes or the cash requirements for any tax payments; and (5) all of the costs associated with operating our business;
•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA from continuing operations does not reflect any cash requirements for such replacements;
•	while stock-based compensation is a component of cost of products sold and operating expenses, the impact on our consolidated financial statements compared to other companies can vary significantly due to such factors as assumed life of the stock-based awards and assumed volatility of our common stock;

•	although discontinued operations does not reflect our current business operations, discontinued operations does include the costs we incurred by existing our Energy Services business; and
•	other companies may calculate Adjusted EBITDA from continuing operations differently than we do, limiting its usefulness as a comparative measure.
We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010

Net income (loss) attributable to Ultralife	$439	$20	$(5,251)	$307
Add: interest expense, net	161	215	316	710
Add: income tax provision	130	67	200	160
Add: depreciation expense	930	883	1,876	1,839
Add: amortization expense	157	175	314	466
Add: stock-based compensation expense	248	236	532	557
Add: loss from discontinued operations	2,139	563	3,796	1,508

Adjusted EBITDA	$4,204	$2,158	$1,783	$5,547

Liquidity and Capital Resources
As of July 3, 2011, cash and cash equivalents totaled $3,551, a decrease of $1,090 from December 31, 2010. During the six-month period ended July 3, 2011, we generated $4,843 of cash from operating activities as compared to the generation of $3,323 for the six-month period ended June 27, 2010. The generation of cash from operating activities in 2011 resulted mainly from decreased working capital requirements, including lower balances of accounts receivables, inventories and accounts payable mainly due to our Lean initiatives and improved accounts receivable collections.
We used $1,464 in cash for investing activities during the first six months of 2011 compared with $680 in cash used for investing activities in the same period in 2010. In the first six months of 2011, we spent $1,505 to purchase plant, property and equipment and $50 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”). In addition, we received $91 in cash proceeds from dispositions of property, plant and equipment. The increase in plant, property and equipment purchases in 2011 compared to 2010 was for leasehold improvements relating to the AMTI facility relocation in Virginia Beach and investments in equipment for the transition of our 9-Volt manufacturing to China. In the first six months of 2010, we spent $554 to purchase plant, property and equipment, $452 was used to establish a restricted cash fund in connection with our U.K. operations, and $137 was used in connection with the contingent purchase price payout related to RPS. In addition, we received $463 in cash proceeds from dispositions of property, plant and equipment.

During the six-month period ended July 3, 2011, we used $4,941 in funds from financing activities compared to the use of $6,482 in funds in the same period of 2010. The financing activities in the first six months of 2011 included a $4,884 outflow from repayments on the revolver portion of our primary credit facility, and an outflow of $110 for principal payments on debt and capital lease obligations, partially offset by an inflow of $53 from stock option exercises. The financing activities in the first six months of 2010 included a $6,240 outflow from repayments on the revolver portion of our primary credit facilities, and an outflow of $242 for principal payments on debt and capital lease obligations.
Inventory turnover for the first six months of 2011 was an annualized rate of approximately 3.4 turns per year, unchanged from the 3.4 turns for the full year of 2010. Our Days Sales Outstanding (DSOs) as of July 3, 2011, was 58 days, a decrease from the 62 days at year-end December 31, 2010, mainly due to our greater overall focus on asset management.
As of July 3, 2011, we had made commitments to purchase approximately $932 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.
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
On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under the Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company, with JP Morgan Chase Bank acting as the administrative agent. Our available borrowing under the Credit Facility fluctuates from time to time based upon amounts of eligible accounts receivable and eligible inventory. Available borrowings under the Credit Facility equals the lesser of (1) $35,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory. The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS. We are required to have at least $3,000 available under the Credit Facility at all times.
On January 19, 2011, we entered into a Second Amendment to Credit Agreement (“Second Amendment”) with RBS that revised the eligible accounts receivable under the Credit Facility and decreased the interest rate that will accrue on outstanding indebtedness.
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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of July 3, 2011, our fixed charge coverage ratio was 2.03 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of July 3, 2011, we had $3,657 outstanding under the Credit Facility. At July 3, 2011, the interest rate on the asset based revolver component of the Credit Facility was 3.19%. As of July 3, 2011, the revolver arrangement had approximately $18,152 of additional borrowing capacity, including outstanding letters of credit. At July 3, 2011, we had $413 of outstanding letters of credit related under the Credit Facility.
Equity Transactions
In some of our recent acquisitions, we utilized securities as consideration in these transactions in part to reduce the need to draw on the liquidity provided by our cash and cash equivalents and revolving credit facility.
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Matters
We periodically explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us. In the event that we are unable to finance our operations with the internally generated funds or through the use of additional financing that currently is available to us, we may need to seek additional credit or access the capital markets for additional funds. We can provide no assurance that we would be successful in this regard.
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
During the first six months of 2011, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended July 3, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk as presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. In May 2011, the NYSDEC administratively closed remedial activities associated with the approved work plan. As a result, anticipated costs are not expected to exceed those currently reserved. Through July 3, 2011, total costs incurred have amounted to approximately $340, none of which has been capitalized. At July 3, 2011 and December 31, 2010, we had $22 and $22, respectively, reserved for this matter.

Item 1A.	Risk Factors
We have identified an additional risk factor to the risk factors that were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
The risk factor set forth below, as well as those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.
Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.
Reductions in military spending could have a material adverse effect on our business, financial condition and results of operations.
Currently, a significant portion of our revenues is comprised of sales of products used by the United States military. The U.S. military market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (“DoD”) budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. A decline in U.S. military expenditures could result in a reduction in the military’s demand for our products, which could have a material adverse effect on our business, financial condition and results of operations

Item 6.	Exhibits

Exhibit
Index	Description of Document	Incorporated By Reference from:

10.1	Amendment No. 4 to the Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of the Definitive Proxy Statement filed on April 27, 2011
10.2	Revised Definition of “Change in Control” for the Ultralife Restated LTIP	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.3
Settlement Agreement, dated June 1, 2011, among the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense and Ultralife Corporation
Exhibit 10.1 of the Form 8-K filed on June 2, 2011
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
*101.INS	XBRL Instance Document	Filed herewith
*101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
*101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
*101.DEF	XBRL Taxonomy Definition Document	Filed herewith

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION (Registrant)
Date: August 11, 2011	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2011	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document