Form 10-Q
period 2011-10-02
ULTRALIFE CORP
filed 2011-11-08
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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
Common stock, $.10 par value — 17,322,814 shares of common stock outstanding, net of 1,372,757 treasury shares, as of October 30, 2011.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	October 2,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,493	$4,641
Restricted cash	—	464
Trade accounts receivable (less allowance for doubtful accounts of $525 at October 2, 2011 and $490 at December 31, 2010)	26,308	34,270
Inventories	29,482	33,122
Due from insurance company	1,724	—
Deferred tax asset — current	208	208
Prepaid expenses and other current assets	1,985	2,949

Total current assets	64,200	75,654

Property, plant and equipment, net	12,963	14,485

Other assets:
Goodwill	18,349	18,276
Intangible assets, net	5,691	6,150
Security deposits and other long-term assets	144	270

	24,184	24,696

Total Assets	$101,347	$114,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$2,483	$8,717
Accounts payable	13,393	16,409
Income taxes payable	30	54
Other current liabilities	9,124	11,165

Total current liabilities	25,030	36,345

Long-term liabilities:
Debt and capital lease obligations	—	251
Deferred tax liability — long-term	4,105	3,906
Other long-term liabilities	1,118	538

Total long-term liabilities	5,223	4,695

Commitments and contingencies (Note 11)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued — 18,695,571 at October 2, 2011 and 18,639,683 at December 31, 2010	1,872	1,865
Capital in excess of par value	171,952	171,020
Accumulated other comprehensive loss	(994)	(1,262)
Accumulated deficit	(94,063)	(90,200)

	78,767	81,423
Less —Treasury stock, at cost — 1,372,757 shares at October 2, 2011 and 1,371,900 shares at December 31, 2010 outstanding	7,658	7,652

Total Ultralife equity	71,109	73,771

Noncontrolling interest	(15)	24

Total shareholders’ equity	71,094	73,795

Total Liabilities and Shareholders’ Equity	$101,347	$114,835

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010

Revenues	$36,006	$50,812	$108,017	$120,928

Cost of products sold	26,367	35,687	82,043	86,958

Gross profit	9,639	15,125	25,974	33,970

Operating expenses:
Research and development (including $77, $95, $234 and $314, respectively, of amortization of intangible assets)	2,294	2,590	6,915	6,180
Selling, general, and administrative (including $78, $79, $235 and $326, respectively, of amortization of intangible assets)	5,761	6,484	18,732	18,965

Total operating expenses	8,055	9,074	25,647	25,145

Operating income (loss)	1,584	6,051	327	8,825

Other income (expense):
Interest income	2	—	4	—
Interest expense	(126)	(242)	(444)	(952)
Miscellaneous	49	436	339	353

Income (loss) from continuing operations before income taxes	1,509	6,245	226	8,226

Income tax provision-current	66	151	133	217
Income tax provision-deferred	66	130	199	224

Total income taxes	132	281	332	441

Net income (loss) from continuing operations	1,377	5,964	(106)	7,785

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,466)	(3,796)	(2,974)

Net income (loss)	1,377	4,498	(3,902)	4,811

Net (income) loss attributable to noncontrolling interest	11	28	39	22

Net income (loss) attributable to Ultralife	$1,388	$4,526	$(3,863)	$4,833

Net income (loss) attributable to Ultralife common shareholders — basic
Continuing operations	$0.08	$0.35	$(0.00)	$0.45
Discontinued operations	$0.00	$(0.09)	$(0.22)	$(0.17)

Total	$0.08	$0.26	$(0.22)	$0.28

Net income (loss) attributable to Ultralife common shareholders — diluted
Continuing operations	$0.08	$0.35	$(0.00)	$0.45
Discontinued operations	$0.00	$(0.09)	$(0.22)	$(0.17)

Total	$0.08	$0.26	$(0.22)	$0.28

Weighted average shares outstanding — basic	17,313	17,225	17,295	17,131

Weighted average shares outstanding — diluted	17,341	17,449	17,295	17,136

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine-Month Periods Ended
	October 2,	September 26,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(3,902)	$4,811
Loss from discontinued operations, net of tax	3,796	2,974
Adjustments to reconcile net income (loss) from continuing operations to net cash provided from operating activities:
Depreciation and amortization of financing fees	2,790	2,790
Amortization of intangible assets	469	640
(Gain) loss on long-lived asset disposal and write-offs	90	(202)
Foreign exchange gain	(326)	(332)
Non-cash stock-based compensation	882	835
Changes in deferred income taxes	199	224
Changes in operating assets and liabilities:
Accounts receivable	7,979	(16)
Inventories	1,586	(2,236)
Prepaid expenses and other current assets	29	(804)
Insurance receivable relating to fires	(1,724)	—
Income taxes payable	(24)	163
Accounts payable and other liabilities	(5,065)	(200)

Net cash provided from operating activities from continuing operations	6,779	8,647
Net cash provided from operating activities from discontinued operations	39	195

Net cash provided from operating activities	6,818	8,842

INVESTING ACTIVITIES
Purchase of property and equipment	(1,878)	(857)
Proceeds from asset disposal	22	445
Change in restricted cash	468	(475)
Payments for acquired companies, net of cash acquired	(50)	(137)

Net cash used in investing activities from continuing operations	(1,438)	(1,024)
Net cash provided from (used in) investing activities from discontinued operations	87	(25)

Net cash used in investing activities	(1,351)	(1,049)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(6,060)	(6,867)
Proceeds from issuance of common stock	57	—
Principal payments on debt and capital lease obligations	(6)	(169)

Net cash used in financing activities from continuing operations	(6,009)	(7,036)
Net cash used in financing activities from discontinued operations	(128)	(119)

Net cash used in financing activities	(6,137)	(7,155)

Effect of exchange rate changes on cash	522	361

Change in cash and cash equivalents	(148)	999

Cash and cash equivalents at beginning of period	4,641	6,094

Cash and cash equivalents at end of period	$4,493	$7,093

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$158	$—

Cash paid for interest	$353	$641

Noncash investing and financing activities:
Issuance of common stock for purchase of acquired companies	$—	$858

Purchase of property and equipment via notes payable	$—	$252

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

The actions taken to exit our Energy Services segment resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months. As of the end of the second quarter of 2011, all exit activities with respect to our Energy Services segment were completed. As a result, the presentation of results herein excludes the Energy Services segment from the results of continuing operations. The following amounts have been reported as discontinued operations for the three- and nine-month periods ended October 2, 2011 and September 26, 2010:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Net sales	$—	$2,469	$3,895	$7,884

Loss from discontinued operations	—	(1,333)	(3,796)	(2,845)
Provision for income taxes	—	(133)	—	(129)

Loss from discontinued operations, net of tax	—	(1,466)	(3,796)	(2,974)

Included in the Loss from discontinued operations described above, we recorded the following exit charges:

	Three-Months Ended	Nine-Months Ended
	October 2, 2011	October 2, 2011
Inventory and fixed asset write-downs	$—	$941
Employee related, including termination benefits	—	703
Lease termination costs	—	250
Other costs	—	1,030

Total Exit Costs	$—	$2,924

Cash Component	$—	$1,984

3.	INVENTORIES
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	October 2, 2011	December 31, 2010
Raw materials	$17,754	$18,250
Work in process	4,381	6,649
Finished goods	7,347	8,223

	$29,482	$33,122

4.	PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consisted of the following:

	October 2, 2011	December 31, 2010
Land	$123	$123
Buildings and leasehold improvements	6,895	6,188
Machinery and equipment	44,725	45,714
Furniture and fixtures	1,890	1,702
Computer hardware and software	3,670	3,652
Construction in progress	895	582

	58,198	57,961
Less: Accumulated depreciation	45,235	43,476

	$12,963	$14,485

Depreciation expense for property, plant and equipment was $875 and $2,673 for the three- and nine-month periods ended October 2, 2011, respectively, and $912 and $2,674 for the three- and nine-month periods ended September 26, 2010.
5.	GOODWILL AND INTANGIBLE ASSETS
a. Goodwill
The following table summarizes the goodwill activity by segment for the nine-month periods ended October 2, 2011 and September 26, 2010:

	Battery &	Communications	Discontinued
	Energy Products	Systems	Operations	Total

Balance at December 31, 2009	$4,687	$13,701	$7,048	$25,436

Adjustments to purchase price allocation	—	(183)	929	746
Effect of foreign currency translations	36	—	—	36

Balance at September 26, 2010	4,723	13,518	7,977	26,218

Adjustments to purchase price allocation	—	—	(3)	(3)
Impairment charge	—	—	(7,974)	(7,974)
Effect of foreign currency translations	35	—	—	35

Balance at December 31, 2010	4,758	13,518	—	18,276

Effect of foreign currency translations	73	—	—	73

Balance at October 2, 2011	$4,831	$13,518	$—	$18,349

b. Intangible Assets
The composition of intangible assets was:

	October 2, 2011
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,563	$—	$3,563
Patents and technology	4,491	3,360	1,131
Customer relationships	3,989	3,066	923
Distributor relationships	377	303	74
Non-compete agreements	396	396	—

Total intangible assets	$12,816	$7,125	$5,691

	December 31, 2010
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,559	$—	$3,559
Patents and technology	4,474	3,108	1,366
Customer relationships	3,955	2,820	1,135
Distributor relationships	364	274	90
Non-compete agreements	395	395	—

Total intangible assets	$12,747	$6,597	$6,150

Amortization expense for intangible assets was $155 and $469 for the three- and nine-month periods ended October 2, 2011, respectively, and $174 and $640 for the three- and nine-month periods ended September 26, 2010, respectively.
The change in the gross assets value of total intangible assets from December 31, 2010 to October 2, 2011 is a result of the effect of foreign currency translations.
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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of October 2, 2011, our fixed charge coverage ratio was 1.51 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of October 2, 2011, we had $2,481 outstanding under the Credit Facility. At October 2, 2011, the interest rate on the asset based revolver component of the Credit Facility was 3.22%. As of October 2, 2011, the revolver arrangement had approximately $15,252 of additional borrowing capacity, including outstanding letters of credit. At October 2, 2011, we had $413 of outstanding letters of credit under the Credit Facility.
7.	SHAREHOLDERS’ EQUITY
a. Common Stock
In February 2011, we issued 11,276 shares of common stock to our non-employee directors, valued at $77.
In May 2011, we issued 17,036 shares of common stock to our non-employee directors, valued at $76.
In August 2011, we issued 15,981 shares of common stock to our non-employee directors, valued at $77.

b. Treasury Stock
At October 2, 2011 and December 31, 2010, we had 1,372,757 and 1,371,900 shares, respectively, of treasury stock outstanding, valued at $7,658 and $7,652, respectively. The increase in treasury shares related to the vesting of restricted stock awards for certain key employees, a portion of which were withheld to cover estimated individual income taxes, since the vesting of such awards is a taxable event for such employees.
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
Our shareholders have approved various equity-based plans that permit the grant of stock options, restricted stock and other equity-based awards. In addition, our shareholders have approved certain grants of stock options outside of these plans.
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
Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options issued to employees. As of October 2, 2011, there were 2,221,136 stock options outstanding under the LTIP.
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
On December 30, 2010, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, options to purchase shares of common stock under the LTIP as follows: (i) 50,000 shares at $6.42, vesting in annual increments of 12,500 shares over a four-year period commencing December 30, 2011; (ii) 250,000 shares at $6.42, vesting in annual increments of 62,500 shares over a four-year period commencing December 30, 2011; (iii) 200,000 shares at $10.00, with vesting to begin on the date the stock reaches a closing price of $10.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date; and (iv) 200,000 shares at $15.00, with vesting to begin on the date the stock reaches a closing price of $15.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date. All such options in items (i) and (ii) shall expire on December 30, 2017. All such options in items (iii) and (iv) shall expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020. The options set forth in items (ii), (iii) and (iv) were subject to shareholder approval, which approval was obtained on June 7, 2011.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the LTIP. The option vests in annual increments of 12,500 shares over a four-year period commencing December 30, 2011. The option expires on December 30, 2017.
In conjunction with FASB’s guidance for share-based payments, we recorded compensation expense related to stock options of $282 and $683 for the three- and nine-month periods ended October 2, 2011, respectively, and $175 and $533 for the three- and nine-month periods ended September 26, 2010, respectively. As of October 2, 2011, there was $1,552 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.26 years.
We use the Black-Scholes option-pricing model to estimate the fair value of non-market performance stock-based awards. The following weighted average assumptions were used to value non-market performance stock options granted during the nine-month periods ended October 2, 2011 and September 26, 2010.

	Nine-Month Periods Ended
	October 2,	September 26,
	2011	2010

Risk-free interest rate	1.22%	2.09%
Volatility factor	60.63%	79.34%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.82	3.51
We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards. The following weighted average assumptions were used to value market performance stock options granted during the nine-month period ended October 2, 2011. There were no market performance stock options granted during the nine-months ended September 26, 2010.

Nine-Month
Period Ended
October 2,
2011

Risk-free interest rate	2.74%
Volatility factor	63.78%
Dividends	0.00%
Weighted average expected life (years)	5.51
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

Stock option activity for the first nine months of 2011 is summarized as:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	Per Share	Term	Value

Shares under option at January 1, 2011	1,794,694	$9.71
Options granted	795,900	9.37
Options exercised	(14,500)	3.94
Options forfeited	(105,116)	5.37
Options expired	(151,842)	12.90

Shares under option at October 2, 2011	2,319,136	$9.62	4.43 years	$342

Vested and expected to vest as of October 2, 2011	2,095,837	$10.05	4.27 years	$277

Options exercisable at October 2, 2011	1,065,311	$11.69	1.94 years	$107
The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month period ended October 2, 2011 was $45.
FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first nine months of 2011 and 2010. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended October 2, 2011 and September 26, 2010 was $57 and $-0-, respectively.
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
e. Restricted Stock Awards
No restricted stock was awarded during the nine-month periods ended October 2, 2011 and September 26, 2010.

The activity of restricted stock awards for the nine months of 2011 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2010	9,048	$11.94
Granted	—	—
Vested	(4,925)	12.01
Forfeited	(2,905)	12.07

Unvested at October 2, 2011	1,218	$11.33

We recorded compensation expense related to restricted stock awards of $(8) and $(31) for the three- and nine-month periods ended October 2, 2011, respectively, and $27 and $63 for the three- and nine-month periods ended September 26, 2010, respectively. As of October 2, 2011, we had $4 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over the remaining weighted average period of approximately 0.28 years. The total fair value of these grants that vested during the nine-month period ended October 2, 2011 was $32.
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
For the three- and nine-month periods ended October 2, 2011, we recorded $132 and $332, respectively, in income tax expense. For the three- and nine-month periods ended September 26, 2010, we recorded $281 and $441, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2011 was primarily due to the income reported for China operations during the period. The remaining expense in 2010 was primarily due to the income reported for U.S. operations during the period.
Our effective consolidated tax rate for the three- and nine-month periods ended October 2, 2011 and September 26, 2010 was:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010

Income (Loss) from continuing operations before Incomes Taxes (a)	$1,509	$6,245	$226	$8,226

Total Income Tax Provision (b)	$132	$281	$332	$441

Effective Tax Rate (b/a)	8.7%	4.5%	146.9%	5.4%
The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. We incurred $130 and $195 in alternative minimum tax for the three- and nine-month periods ended September 26, 2010, respectively. However, the alternative minimum tax did not have an impact on income taxes determined for 2011. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset. The tax provision for 2010 also includes a provision for state income taxes, for states in which we do not have the ability to utilize net operating loss carryforwards.

As of December 31, 2010, we had foreign and domestic net operating loss carryforwards totaling approximately $53,188 available to reduce future taxable income. Foreign loss carryforwards of approximately $9,580 can be carried forward indefinitely. The domestic net operating loss carryforwards of $43,608 expire from 2019 through 2029. The domestic net operating loss carryforwards include approximately $2,910 for which a benefit will be recorded in capital in excess of par value when realized.
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
As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2005 through 2010 remain subject to examination by the Internal Revenue Service (“IRS”). Our U.S. tax matters for the years 2004 through 2010 remain subject to examination by various state and local tax jurisdictions. Our tax matters for the years 2004 through 2010 remain subject to examination by the respective foreign tax jurisdiction authorities. The IRS has completed the examination of our 2009 U.S. federal income tax return, with no resulting material effect to our financial position or results of operations.
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

Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three- and nine-month periods ended October 2, 2011 and September 26, 2010, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.
The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Net Income (Loss) from continuing operations attributable to Ultralife	$1,388	$5,992	$(67)	$7,807
Net Income (Loss) from continuing operations attributable to participating securities (unvested restricted stock awards) (1,000, 10,000, -0- and 20,000 shares, respectively)	—	(3)	—	(9)

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	1,388	5,989	(67)	7,798
Effect of Dilutive Securities:
Convertible Notes Payable	—	41	—	—

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders — Adjusted (b)	$1,388	$6,030	$(67)	$7,798

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$—	$(1,466)	$(3,796)	$(2,974)
Effect of Dilutive Securities:
Convertible Notes Payable	—	—	—	—

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders — Adjusted (d)	$—	$(1,466)	$(3,796)	$(2,974)

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Average Common Shares Outstanding — Basic (e)	17,313,000	17,225,000	17,295,000	17,131,000
Effect of Dilutive Securities:
Stock Options / Warrants	28,000	5,000	—	5,000
Convertible Notes Payable	—	219,000	—	—

Average Common Shares Outstanding — Diluted (f)	17,341,000	17,449,000	17,295,000	17,136,000

EPS — Basic (a/e) — continuing operations	$0.08	$0.35	$(0.00)	$0.45
EPS — Basic (c/e) — discontinued operations	$0.00	$(0.09)	$(0.22)	$(0.17)
EPS — Diluted (b/f) — continuing operations	$0.08	$0.35	$(0.00)	$0.45
EPS — Diluted (d/f) — discontinued operations	$0.00	$(0.09)	$(0.22)	$(0.17)
There were 2,060,802 and 1,647,992 outstanding stock options, warrants and restricted stock awards for the three-month periods ended October 2, 2011 and September 26, 2010, respectively, that were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 259,552 and 47,500 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended October 2, 2011 and September 26, 2010, respectively. We also had 219,398 shares of common stock reserved under convertible notes payable, which were included in the dilution computation for the three-month period ended September 26, 2010.
There were 2,320,354 and 1,647,992 outstanding stock options, warrants and restricted stock awards for the nine-month periods ended October 2, 2011 and September 26, 2010, respectively, that were not included in EPS as the effect would be anti-dilutive. We also had 221,117 shares of common stock for the nine-month period ended September 26, 2010, reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. The dilutive effect of -0- and 47,500 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the nine-month periods ended October 2, 2011 and September 26, 2010, respectively.
10.	COMPREHENSIVE INCOME
The components of our total comprehensive income (loss) were:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Net income (loss) attributable to Ultralife	$1,388	$4,526	$(3,863)	$4,833
Foreign currency translation adjustments	(19)	285	268	36

Total comprehensive income (loss)	$1,369	$4,811	$(3,595)	$4,869

11.	COMMITMENTS AND CONTINGENCIES
a. Purchase Commitments
As of October 2, 2011, we have made commitments to purchase approximately $869 of production machinery and equipment.

b. Product Warranties
We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2011 were as follows:

Balance at December 31, 2010	$1,314
Accruals for warranties issued	616
Settlements made	(706)

Balance at October 2, 2011	$1,224

c. Contingencies and Legal Matters
We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Energy Services Litigation
In May 2010, we were served with a summons and complaint by a customer of one of our subsidiaries that performed energy services. The complaint sought damages in an amount of at least $1,500 and included claims of breach of contract, negligent installation, and breach of warranty against us and breach of warranty against the manufacturer of the installed batteries. In January 2011, we settled all claims related to the litigation. Pursuant to the settlement, we agreed to pay the customer $1,100, of which, $1,075 was paid by our insurance providers.
9-Volt Battery Litigation
In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleges damages associated with claims of breach of warranty in an amount of approximately $1,100. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the condensed consolidated financial statements as of October 2, 2011.
Environmental Matter
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party, which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. In May 2011, the NYSDEC administratively closed remedial activities associated with the approved work plan. In September 2011, the NYSDEC issued an Assignable Release and Covenant Not to Sue document. As a result, anticipated costs are not expected to exceed those currently reserved. Through October 2, 2011, total costs incurred have amounted to approximately $375, none of which has been capitalized. At October 2, 2011 and December 31, 2010, we had $13 and $22, respectively, reserved for this matter.

Workers’ Compensation Litigation
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we could avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we could satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of October 2, 2011, we have made all payments under this settlement and have no further obligations outstanding relating to this matter. On October 11, 2011, an order was filed with the Albany County Clerk wherein this lawsuit was discontinued against us.
d. Post-Audits of Government Contracts
We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of October 2, 2011, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry were consolidated and the US Attorney’s Office represented the government in connection with these matters. Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment. In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April to negotiate a settlement which would be in the best interests of our customers, employees and shareholders. On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice. As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011. On June 1, 2011, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense which provides that we shall pay the U.S. $2,700 plus accrued interest thereon at the rate of 2.625% per annum from May 6, 2011, with principal payments of $1,000, $567, $567 and $566 being due on June 8, 2011, December 1, 2011, June 1, 2012 and December 1, 2012, respectively. Each principal payment will be accompanied by a payment of accrued interest. As of October 2, 2011, we have made the first required payment.

e. Government Grants/Loans
In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of October 2, 2011, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that both of these commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the CDBG.
In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of October 2, 2011, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In September 2010, we received an extension for this commitment to March 31, 2011. In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that both of these commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the RIFG.
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
We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We look at our segment performance at the gross profit level, and we do not allocate research and development, except for research, design and development contract revenues and expenses which are captured under the respective operating segment in which the work is performed, or selling, general and administrative costs against the segments. All other items that do not specifically relate to these two segments and are not considered in the performance of the segments are considered to be Corporate charges.

The components of segment performance were as follows:
Three-Month Period Ended October 2, 2011

	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$28,834	$7,172	$—	$—	$36,006
Segment contribution	7,929	1,710	—	(8,055)	1,584
Interest expense, net				(124)	(124)
Miscellaneous				49	49
Income taxes-current				(66)	(66)
Income taxes-deferred				(66)	(66)
Loss from discontinued operations			—		—
Noncontrolling interest				11	11
Net income attributable to Ultralife					$1,388
Total assets	$54,661	$36,766	$120	$9,800	$101,347
Three-Month Period Ended September 26, 2010

	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$22,682	$28,130	$—	$—	$50,812
Segment contribution	5,226	9,899	—	(9,074)	6,051
Interest expense, net				(242)	(242)
Miscellaneous				436	436
Income taxes-current				(151)	(151)
Income taxes-deferred				(130)	(130)
Loss from discontinued operations			(1,466)		(1,466)
Noncontrolling interest				28	28
Net income attributable to Ultralife					$4,526
Total assets	$58,978	$41,027	$19,330	$11,685	$131,020
Nine-Month Period Ended October 2, 2011

	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$84,321	$23,696	$—	$—	$108,017
Segment contribution	18,223	7,751	—	(25,647)	327
Interest expense, net				(440)	(440)
Miscellaneous				339	339
Income taxes-current				(133)	(133)
Income taxes-deferred				(199)	(199)
Loss from discontinued operations			(3,796)		(3,796)
Noncontrolling interest				39	39
Net loss attributable to Ultralife					$(3,863)
Total assets	$54,661	$36,766	$120	$9,800	$101,347

Nine-Month Period Ended September 26, 2010

	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$72,359	$48,569	$—	$—	$120,928
Segment contribution	16,433	17,537	—	(25,145)	8,825
Interest expense, net				(952)	(952)
Miscellaneous				353	353
Income taxes-current				(217)	(217)
Income taxes-deferred				(224)	(224)
Loss from discontinued operations			(2,974)		(2,974)
Noncontrolling interest				22	22
Net income attributable to Ultralife					$4,833
Total assets	$58,978	$41,027	$19,330	$11,685	$131,020
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments. The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.
14.	FIRE AT MANUFACTURING FACILITY
In June 2011, we experienced a fire that damaged certain inventory at our facility in China. The fire occurred after business hours and was fully extinguished quickly with no injuries, and the plant was back in full operation shortly thereafter with no disruption in supply or service to customers. We maintain adequate insurance coverage for this operation.
The total amount of the loss pertaining to assets and the related expenses was approximately $1,569. The majority of the insurance claim is related to the recovery of damaged inventory. As of October 2, 2011, we reflect a receivable from the insurance company relating to this claim of $1,437, which is net of our deductible of approximately $132. The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Condensed Consolidated Statements of Operations.
15.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU No. 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity would not be required to calculate the fair value of reporting unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact that ASU NO. 2011-08 will have on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, which is our current presentation. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will only impact the presentation of our consolidated financial statements.
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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We look at our segment performance at the gross profit level, and we do not allocate research and development, except for research, design and development contract revenues and expenses which are captured under the respective operating segment in which the work is performed, or selling, general and administrative costs against the segments. All other items that do not specifically relate to these two segments and are not considered in the performance of the segments are considered to be Corporate charges.
We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.
On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. As a result of management’s ongoing review of our business segments and products, and taking into account the lack of growth and profitability potential of the Energy Services segment as well as its sizeable operating losses over the last several years, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. The actions taken to exit our Energy Services business resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas. We completed all exit activities with respect to our Energy Services segment by the end of the second quarter of 2011, and have reclassified our Energy Services segment as a discontinued operation.
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
Overview
Consolidated revenues for the three-month period ended October 2, 2011 decreased by $14,806, or 29.1%, from the three-month period ended September 26, 2010, reflecting the absence of SATCOM systems sales offset in part by higher Battery & Energy Product sales. Gross profit for the third quarter of 2011 was $9,639, or 26.8% of revenues, compared to $15,125, or 29.8% of revenues, for the same quarter a year ago. Included in gross profit for the third quarter of 2011 was a non-cash charge of approximately $1,100 to write-off components for legacy amplifiers that we have discontinued and replaced with higher technology products that hold greater growth and margin potential. Adjusting for the approximate $1,100 write-off, gross margin for the third quarter of 2011 was 29.7%.
Operating expenses decreased to $8,055 during the three-month period ended October 2, 2011 compared to $9,074 during the three-month period ended September 26, 2010, resulting from continued actions to reduce general and administrative expenses while investing some of the savings in the development of new products and the expansion of the sales force to increase our geographic coverage and penetrate new markets.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $3,063 in the third quarter of 2011 compared to $7,918 for the third quarter of 2010. See the section “Adjusted EBITDA from continuing operations” beginning on page 33 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.
The outstanding balance on our credit facility was $2,481 at October 2, 2011. By comparison, at September 26, 2010 and at December 31, 2010, the outstanding revolver balance under our credit facility was $8,633 and $8,541, respectively. The decrease is primarily attributable to financial performance and cash generated from our Lean initiatives, including a reduction in inventory.
Outlook
Management has revised its guidance for 2011 and now expects total revenues of approximately $150,000, with the reduction from the prior forecast of $162,000 entirely attributable to lower expectations for Communications Systems sales. While high single-digit year-over-year revenue growth is expected in our Battery & Energy Products business, driven by strong demand for rechargeable batteries and chargers and increased business from our China operation, timing uncertainty in government funding for some large radio upgrade programs is impacting our Communications Systems segment. Accordingly, management now expects operating income of approximately $5,500 for 2011, down from the previous forecast of $7,800, which includes the impact of the third quarter $1,100 non-cash write-off. Management cautions that the timing of orders and shipments may cause variability in quarterly results.
Results of Operations
Three-month periods ended October 2, 2011 and September 26, 2010
Revenues. Consolidated revenues for the three-month period ended October 2, 2011 amounted to $36,006, a decrease of $14,806, or 29.1%, from the $50,812 reported in the same quarter in the prior year. Excluding sales of SATCOM systems, revenues increased by $5,728, or 18.9%.
Battery & Energy Products sales increased $6,152, or 27.1%, from $22,682 during the third quarter last year to $28,834 during the third quarter this year. Revenues for Battery & Energy Products increased due to higher shipments of rechargeable batteries and chargers and further penetration into the metering business in China, partially offset by lower shipments of 9-Volt batteries.
Communications Systems revenues decreased $20,958, or 74.5%, from $28,130 during the third quarter last year to $7,172 during the third quarter this year primarily attributable to SATCOM sales. The year-over-year reduction in SATCOM system sales is due to reductions in the U.S. Department of Defense funding of the MRAP (Mine-Resistant Ambush Protected) armored vehicle program, which utilize our SATCOM systems and were higher in 2010. We have not been informed of any plans for the U.S. Department of Defense to procure additional SATCOM systems at this time. Excluding last year’s sales of SATCOM systems, Communications Systems sales decreased by $424, or 5.6%, reflecting an increase in sales of amplifiers offset by lower sales of communications accessories.
Cost of Products Sold. Cost of products sold totaled $26,367 for the quarter ended October 2, 2011, a decrease of $9,320, or 26.1%, from the $35,687 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 70.2% for the three-month period ended September 26, 2010 to 73.2% for the three-month period ended October 2, 2011. Correspondingly, consolidated gross margin was 26.8% for the three-month period ended October 2, 2011, compared with 29.8% for the three-month period ended September 26, 2010. Included in gross profit for the third quarter of 2011 was a non-cash charge of approximately $1,100 to write-off legacy amplifier components that we have discontinued and replaced with higher technology products that hold greater growth and margin potential. Adjusting for the approximate $1,100 write-off, gross margin for the third quarter of 2011 was 29.7%.

In our Battery & Energy Products segment, the cost of products sold increased $3,449, from $17,456 during the three-month period ended September 26, 2010 to $20,905 during the three-month period ended October 2, 2011. Battery & Energy Products’ gross profit for the third quarter of 2011 was $7,929, or 27.5% of revenues, an increase of $2,703 from gross profit of $5,226, or 23.0% of revenues, for the third quarter of 2010. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended October 2, 2011, primarily as a result of improvements from our ongoing Lean initiative and favorable product mix, in comparison to the three-month period ended September 26, 2010.
In our Communications Systems segment, the cost of products sold decreased $12,769 from $18,231 during the three-month period ended September 26, 2010 to $5,462 during the third quarter of 2011. Communications Systems’ gross profit for the third quarter of 2011 was $1,710, or 23.8% of revenues, a decrease of $8,189 from gross profit of $9,899, or 35.2% of revenues, for the third quarter of 2010. Communications Systems’ gross margin, excluding the approximately $1,100 charge, was 38.4%, compared to 35.2% last year, reflecting a higher mix of AMTI amplifiers.
Operating Expenses. Total operating expenses for the three-month period ended October 2, 2011 totaled $8,055, a decrease of $1,019 from $9,074 for the three-month period ended September 26, 2010, reflecting continued actions to reduce general and administrative expenses while investing a portion of our savings in the development of new products and the expansion of the sales force to increase our geographic coverage and penetrate new markets. Overall, operating expenses as a percentage of revenues increased to 22.4% during the third quarter of 2011 from 17.9% reported in the third quarter of 2010, which benefited from the volume of SATCOM shipments. Amortization expense associated with intangible assets related to our acquisitions was $155 for the third quarter of 2011 ($78 in selling, general and administrative expenses and $77 in research and development costs), compared with $174 for the third quarter of 2010 ($79 in selling, general, and administrative expenses and $95 in research and development costs). Research and development costs were $2,294 in the third quarter of 2011, a decrease of $296, or 11.4%, from the $2,590 reported in the third quarter of 2010, due to timing of new product development projects in both business segments. Selling, general, and administrative expenses decreased $723, or 11.2%, to $5,761 during the third quarter of 2011 as compared to the third quarter of 2010, reflecting across the board general and administrative spending reductions.
Other Income (Expense). Other income (expense) totaled $(75) for the third quarter of 2011, compared to $194 for the third quarter of 2010. Interest expense, net of interest income, decreased $118, to $124 for the third quarter of 2011 from $242 for the comparable period in 2010, mainly as a result of lower average borrowings under our credit facility. Miscellaneous income/expense amounted to income of $49 for the third quarter of 2011 compared with income of $436 for the third quarter of 2010. The income in the third quarters of 2011 and 2010 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $132 for the third quarter of 2011 compared with $281 during the third quarter of 2010. The effective consolidated tax rate for the three-month periods ended October 2, 2011 and September 26, 2010 was:

	Three-Month Periods Ended
	October 2, 2011	September 26, 2010
Income before Incomes Taxes (a)	$1,509	$6,245

Total Income Tax Provision (b)	$132	$281

Effective Tax Rate (b/a)	8.7%	4.5%
See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. We incurred $151 in alternative minimum tax for the three-month period ended September 26, 2010. However, the alternative minimum tax did not have an impact on income taxes determined for the third quarter of 2011. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
Discontinued Operations. Loss from discontinued operations, net of tax, totaled $-0- for the third quarter of 2011, compared to $1,466 for the third quarter of 2010. The amount presented for the 2010 period reflects the operating losses for the discontinued Energy Services business. For more information, see Note 2 to the Condensed Consolidated Financial Statements.
Net Income Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $1,388 and $0.08, respectively, for the three months ended October 2, 2011, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $4,526 and $0.26, respectively, for the third quarter of 2010. Average common shares outstanding used to compute diluted earnings per share decreased from 17,449,000 in the third quarter of 2010 to 17,341,000 in the third quarter of 2011, mainly due to a decrease in the number of potentially dilutive shares from unexercised stock options and convertible notes payable, offset by stock option exercises and shares of common stock issued to our non-employee directors.
Nine-month periods ended October 2, 2011 and September 26, 2010
Revenues. Consolidated revenues for the nine-month period ended October 2, 2011 amounted to $108,017, a decrease of $12,911, or 10.7%, from the $120,928 reported in the same period in the prior year. Included in revenues for both periods were sales of SATCOM systems that amounted to $7,549 in the year-to-date 2011 revenues and $26,328 in the year-to-date 2010 revenues.
Battery & Energy Products sales increased $11,962 or 16.5%, from $72,359 during the first nine months last year to $84,321 during the first nine months this year. Revenues for Battery & Energy Products increased due to higher demand for rechargeable batteries and chargers from our defense customers and further penetration into the utility metering market from our China operations, which were partially offset by a $2,700 charge in the first quarter to reflect a settlement with the U.S. government related to exigent contracts. See Note 11 in the Notes to Condensed Consolidated Financial Statements for additional information on the settlement.

Communications Systems revenues decreased $24,873, or 51.2%, from $48,569 during the first nine months last year to $23,696 during the first nine months this year. Almost $19,000 of the decrease is a result of lower sales of SATCOM systems in 2011 due to reductions in the U.S. Department of Defense funding of the MRAP (Mine-Resistant Ambush Protected) armored vehicle program, which utilize our SATCOM systems and were higher in 2010. We have not been informed of any plans for the U.S. Department of Defense to procure additional SATCOM systems at this time. Excluding sales of SATCOM systems, revenues decreased by $6,094 or 27.4% primarily relating to lower shipments for communications accessories and amplifiers, resulting from delays in the funding of large radio programs.
Cost of Products Sold. Cost of products sold totaled $82,043 for the nine-month period ended October 2, 2011, a decrease of $4,915, or 5.7%, from the $86,958 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 71.9% for the nine-month period ended September 26, 2010 to 76.0% for the nine-month period ended October 2, 2011. Correspondingly, consolidated gross margin was 24.0% for the nine-month period ended October 2, 2011, compared with 28.1% for the nine-month period ended September 26, 2010, primarily attributable to the negative impact of the $2,700 charge recorded in the first quarter to reflect the settlement with the U.S. government related to exigent contracts and an approximate $1,100 non-cash charge to write-off components for legacy amplifiers and replaced with higher technology products that hold greater growth and margin potential.
In our Battery & Energy Products segment, the cost of products sold increased $10,172, from $55,926 during the nine-month period ended September 26, 2010 to $66,098 during the nine-month period ended October 2, 2011. Battery & Energy Products’ gross profit for the first nine months of 2011 was $18,223, or 21.6% of revenues, an increase of $1,790 from gross profit of $16,433, or 22.7% of revenues, for the first nine months of 2010. Battery & Energy Products’ gross margin as a percentage of revenues decreased for the nine-month period ended October 2, 2011, primarily as a result of the $2,700 charge to reflect a settlement with the U.S. government regarding exigent contracts, the completion of a low margin contract from 2009 and the write-off of certain inventories, partially offset by improvements from our ongoing Lean initiative and favorable product mix, in comparison to the nine-month period ended September 26, 2010.
In our Communications Systems segment, the cost of products sold decreased $15,087, from $31,032 during the nine-month period ended September 26, 2010 to $15,945 during the first nine months of 2011. Communications Systems’ gross profit for the first nine months of 2011 was $7,751, or 32.7% of revenues, a decrease of $9,786 from gross profit of $17,537, or 36.1% of revenues, for the first nine months of 2010. The decrease in both the gross profit and the gross margin percentage for Communications Systems was due to lower SATCOM and communications accessories shipments, as well as the approximate $1,100 non-cash charge to write-off amplifier components that we have discontinued.
Operating Expenses. Total operating expenses for the nine-month period ended October 2, 2011 totaled $25,647, an increase of $502 from $25,145 for the nine-month period ended September 26, 2010, due to higher research and development expenses associated with an increase in new product development activity, higher selling expenses resulting from our investment to further expand our sales force, costs associated with the relocation of our AMTI facility to a larger facility in Virginia Beach to allow for both growth and consolidation within our Communications Systems segment and severance costs associated with the elimination of certain staff positions. Overall, operating expenses as a percentage of revenues increased to 23.7% during the first nine months of 2011 from 20.8% reported in the first nine months of 2010, which benefited from the volume of SATCOM shipments. Amortization expense associated with intangible assets related to our acquisitions was $469 for the first nine months of 2011 ($235 in selling, general and administrative expenses and $234 in research and development costs), compared with $640 for the first nine months of 2010 ($326 in selling, general and administrative expenses and $314 in research and development costs). Research and development costs were $6,915 in the first nine months of 2011, an increase of $735, or 11.9%, from the $6,180 reported in the first nine months of 2010, due to an increase in new product development activity for the Battery & Energy Products and Communications Systems segments. Selling, general, and administrative expenses decreased $233, or 1.2%, to $18,732 during the first nine months of 2011 as compared to the first nine months of 2010. This decrease reflects across the board general and administrative spending reductions.

Other Income (Expense). Other income (expense) totaled $(101) for the first nine months of 2011, compared to $(599) for the first nine months of 2010. Interest expense, net of interest income, decreased $512, to $440 for the first nine months of 2011 from $952 for the comparable period in 2010, mainly as a result of lower average borrowings under our credit facility. Miscellaneous income/expense amounted to income of $339 for the first nine months of 2011 compared with income of $353 for the first nine months of 2010. The income in the first nine months of 2011 and 2010 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.
Income Taxes. We reflected a tax provision of $332 for the first nine months of 2011 compared with $441 during the first nine months of 2010. The effective consolidated tax rate for the nine-month periods ended October 2, 2011 and September 26, 2010 was:

	Nine-Month Periods Ended
	October 2, 2011	September 26, 2010
Income before Incomes Taxes (a)	$226	$8,226

Total Income Tax Provision (b)	$332	$441

Effective Tax Rate (b/a)	146.9%	5.4%
See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes.
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
In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. We incurred $216 in alternative minimum tax for the first nine months of 2010. However, the alternative minimum tax did not have an impact on income taxes determined for the first nine months of 2011. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.
Discontinued Operations. Loss from discontinued operations, net of tax totaled $3,796 for the first nine months of 2011, compared to $2,974 for the first nine months of 2010. The increase in the loss was primarily due to the inclusion of costs associated with the previously announced exit from the Energy Services business. For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $3,863 and $0.22, respectively, for the nine months ended October 2, 2011, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $4,833 and $0.28, respectively, for the first nine months of 2010. Average common shares outstanding used to compute diluted earnings per share increased from 17,136,000 in the first nine months of 2010 to 17,295,000 in the first nine months of 2011, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy pursuant to the Amended Purchase Agreement in April 2010, stock option exercises and shares of common stock issued to our non-employee directors.
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
We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010

Net income (loss) attributable to Ultralife	$1,388	$4,526	$(3,863)	$4,833
Add: interest expense, net	124	242	440	952
Add: income tax provision	132	281	332	441
Add: depreciation expense	914	951	2,790	2,790
Add: amortization expense	155	174	469	640
Add: stock-based compensation expense	350	278	882	835
Add: loss from discontinued operations	—	1,466	3,796	2,974

Adjusted EBITDA	$3,063	$7,918	$4,846	$13,465

Liquidity and Capital Resources
The following cash flow information is being presented net of continuing and discontinued operations.
As of October 2, 2011, cash and cash equivalents totaled $4,493, a decrease of $148 from December 31, 2010. During the nine-month period ended October 2, 2011, we generated $6,818 of cash from operating activities as compared to the generation of $8,842 for the nine-month period ended September 26, 2010. The generation of cash from operating activities in 2011 resulted mainly from decreased working capital requirements, including lower balances of accounts receivable, inventories and accounts payable mainly due to improved accounts receivable collections and our Lean initiatives.

We used $1,351 in cash for investing activities during the first nine months of 2011 compared with $1,049 in cash used for investing activities in the same period in 2010. In the first nine months of 2011, we spent $1,878 to purchase plant, property and equipment and $50 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”). In addition, we received $109 in cash proceeds from dispositions of property, plant and equipment and received $468 from the cancellation of a restricted cash fund in connection with our U.K operations. The increase in plant, property and equipment purchases in 2011 compared to 2010 was for leasehold improvements relating to the AMTI facility relocation in Virginia Beach and investments in equipment for the transition of our 9-Volt manufacturing to China. In the first nine months of 2010, we spent $901 to purchase plant, property and equipment, $475 was used to establish a restricted cash fund in connection with our U.K. operations, and $137 was used in connection with the contingent purchase price payout related to RPS. In addition, we received $464 in cash proceeds from dispositions of property, plant and equipment.
During the nine-month period ended October 2, 2011, we used $6,137 in funds from financing activities compared to the use of $7,155 in funds in the same period of 2010. The financing activities in the first nine months of 2011 included a $6,060 outflow from repayments on the revolver portion of our primary credit facility, and an outflow of $134 for principal payments on debt and capital lease obligations, partially offset by an inflow of $57 from stock option exercises. The financing activities in the first nine months of 2010 included a $6,867 outflow from repayments on the revolver portion of our primary credit facilities, and an outflow of $288 for principal payments on debt and capital lease obligations.
Inventory turnover for the first nine months of 2011 was an annualized rate of approximately 3.3 turns per year, a slight decrease from the 3.4 turns for the full year of 2010. Our Days Sales Outstanding (DSOs) as of October 2, 2011, was 63 days, a slight increase from the 62 days at year-end December 31, 2010.
As of October 2, 2011, we had made commitments to purchase approximately $869 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.
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
We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of October 2, 2011, our fixed charge coverage ratio was 1.51 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.
As of October 2, 2011, we had $2,481 outstanding under the Credit Facility. At October 2, 2011, the interest rate on the asset based revolver component of the Credit Facility was 3.22%. As of October 2, 2011, the revolver arrangement had approximately $15,252 of additional borrowing capacity, including outstanding letters of credit. At October 2, 2011, we had $413 of outstanding letters of credit related under the Credit Facility.
Equity Transactions
In some of our recent acquisitions, we utilized securities as consideration in these transactions in part to reduce the need to draw on the liquidity provided by our cash and cash equivalents and revolving credit facility.
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Matters
We periodically explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us. In the event that we are unable to finance our operations with internally generated funds or through the use of additional financing that currently is available to us, we may need to seek additional credit or access the capital markets for additional funds. We can provide no assurance that we would be successful in this regard.

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
During the first nine months of 2011, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended October 2, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk as presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Environmental Matter
In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party, which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. In May 2011, the NYSDEC administratively closed remedial activities associated with the approved work plan. In September 2011, the NYSDEC issued an Assignable Release and Covenant Not to Sue document. As a result, anticipated costs are not expected to exceed those currently reserved. Through October 2, 2011, total costs incurred have amounted to approximately $375, none of which has been capitalized. At October 2, 2011 and December 31, 2010, we had $13 and $22, respectively, reserved for this matter.

Workers’ Compensation Litigation
From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 — November 30, 2003 and an additional $19,400 for the period December 1, 2003 — August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 — November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we could avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we could satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of October 2, 2011, we have made all payments under this settlement and have no further obligations outstanding relating to this matter. On October 11, 2011, an order was filed with the Albany County Clerk wherein this lawsuit was discontinued against us.

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

ULTRALIFE CORPORATION
(Registrant)

Date: November 7, 2011	By:	/s/ Michael D. Popielec Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2011	By:	/s/ Philip A. Fain Philip A. Fain
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