Form 10-K
period 2011-12-31
ULTRALIFE CORP
filed 2012-03-13
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

On July 3, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $56,000,000 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on July 1, 2011.

As of February 26, 2012, the registrant had 17,360,435 shares of common stock outstanding, net of 1,372,757 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 5, 2012 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth therein.

PART I

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, reduced U.S. defense spending, the successful commercialization of our products, our reliance on certain key customers, the impairment of our intangible assets, general domestic and global economic conditions, including the uncertainty with government budget approvals, the unique risks associated with our Chinese operations, government and environmental regulations, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation and include our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd, RedBlack Communications, Inc. and Ultralife Energy Services Corporation, and our majority-owned joint venture Ultralife Batteries India Private Limited.

Dollar amounts throughout this Form 10-K Annual Report are presented in thousands of dollars, except for per share amounts.

ITEM 1.	BUSINESS

General

We offer products and services ranging from portable and standby power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, communications and electronics systems and accessories, and custom engineered systems, solutions and services. We continually evaluate ways to grow, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and retail distributors, national retailers and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, McDowell Research®, AMTITM, GenSet Eliminator™ and ABLETM brands. We have sales, operations and product development facilities in North America, Europe and Asia.

On January 1, 2011, we began to report chargers in the Battery & Energy Products segment, to better align the portfolio of chargers with customers for those products and with how we manage our business operations. Previously, we had reported chargers in the Communications Systems segment.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 10 in the Notes to Consolidated Financial Statements.)

Our website address is www.ultralifecorp.com. We make available free of charge via a hyperlink on our website (see Investor Relations link) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We will provide copies of these reports upon written request to the attention of Peter F. Comerford, Secretary, Ultralife Corporation, 2000 Technology Parkway, Newark, New York, 14513. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Battery & Energy Products

We manufacture and/or market a family of lithium-manganese dioxide (Li-MnO2) non-rechargeable batteries including 9-volt, HiRate cylindrical, Thin Cell, and other form factors. We also manufacture and market a family of lithium-thionyl chloride (Li-SOCl2) non-rechargeable batteries produced at our Chinese operating unit. Applications for our 9-volt batteries include: smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our HiRate and Thin Cell lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, automotive telematics, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. Military applications for our non-rechargeable HiRate batteries include: man-pack and survival radios, night vision devices, targeting devices, chemical agent monitors and thermal imaging equipment. Our lithium-thionyl chloride batteries, sold under our ABLE and Ultralife brands as well as various private label brands, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics and geothermal devices. We believe that the chemistry of lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include: lighter weight, longer operating time, longer shelf life and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price for our lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.

We believe that our range of lithium ion rechargeable batteries and charging systems offer substantial benefits, including the ability to design and produce lightweight, high-energy batteries in a variety of custom sizes, shapes, and thickness. We market lithium ion rechargeable batteries comprising cells manufactured by qualified cell manufacturers. Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices. We believe that the chemistry of our lithium ion batteries provides significant advantages over other currently available rechargeable batteries. These advantages include: lighter weight, longer operating time, longer time between charges and a wider operating temperature range. Conventional rechargeable batteries such as nickel metal hydride and nickel cadmium, are heavier, have lower energy and require more frequent charging.

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

Revenues for this segment for the year ended December 31, 2011 were $108,203 and segment contribution (gross profit) was $25,169.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems such as tactical repeaters and SATCOM systems. Products include field deployable systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in severe environments. We market these products to all branches of the U.S. military, approved foreign defense organizations, and U.S. and international prime defense contractors. In addition, under our RedBlack Communications brand, we design, integrate and field mobile, modular and fixed-site communication and electronic systems.

Revenues for this segment for the year ended December 31, 2011 were $31,183 and segment contribution (gross profit) was $10,224.

Corporate

We allocate revenues and cost of sales across the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.

There were no revenues for this category for the year ended December 31, 2011 and our corporate expenses were $32,918.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2011 Consolidated Financial Statements and Notes thereto for additional information. For information relating to total assets by segment, revenues for the last three years by segment, and contribution by segment for the last three years, see Note 10 in the Notes to Consolidated Financial Statements.

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

In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located originally in Waco, Texas, whose operations were relocated to our Newark, New York facility during the second half of 2007, which enhanced our channels into the military communications area and strengthened our presence in global defense markets. In January 2012, we relocated these operations to our Virginia Beach, Virginia facility.

In September 2007, we acquired RedBlack Communications, Inc. (“RedBlack”), located in Hollywood, Maryland, an engineering and technical services firm specializing in the design, integration, and fielding of mobile, modular and fixed-site communication and electronic systems. The acquisition was expected to provide a natural extension to our communications systems business and open another channel of distribution for our broad portfolio of communications systems, accessories and portable power products. As described in greater detail below, we are currently seeking to divest our RedBlack operations.

In November 2007, we acquired Stationary Power Services, Inc. (“Stationary Power”) and RPS Power Systems, Inc. (“RPS”), affiliated companies both located in Clearwater, Florida. Stationary Power was an infrastructure power management services firm specializing in the engineering, installation and preventive maintenance of standby power systems, uninterruptible power supply systems, DC power systems and switchgear/control systems for the telecommunications, aerospace, banking and information services industries. RPS supplied lead acid batteries for use in the design and installation of standby power systems. The Stationary Power acquisition furthered our transformation to a value-added power solutions, accessories and engineering services company serving a broad spectrum of government, defense and commercial markets. As described in greater detail below, we have ceased our Stationary Power business.

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

In November 2008, we acquired certain assets of U.S. Energy Systems, Inc. and its services affiliate, U.S. Power Services, Inc. (“USE” collectively), a nationally recognized standby power installation and power management services business located in Riverside, California. The acquisition was made to advance our goal of becoming the leading provider of engineering, installation, integration and maintenance services to the growing standby power industry. As described in greater detail below, we have ceased our USE business.

In March 2009, we acquired the tactical communications products business of Science Applications International Corporation. The tactical communications products business (“AMTI”) designs, develops and manufactures tactical communications products including: amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment, which are sold by Ultralife under the brand name AMTI. The acquisition strengthened our communications systems business and provided us with direct entry into the handheld radio/amplifier market, complementing Ultralife’s communications systems offerings.

In January 2010, Stationary Power and RPS formally merged, with Stationary Power being the surviving corporation. Subsequent to the merger, we changed the name of Stationary Power to Ultralife Energy Services Corporation (“UES”).

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

In connection with the exit activities described above, we recorded total restructuring charges of approximately $2,924. The restructuring charges include approximately $703 of employee-related costs, including termination benefits, approximately $250 of lease termination costs, approximately $941 of inventory and fixed asset write-downs and approximately $1,030 of other associated costs. The cash component of the aggregate total restructuring charges was approximately $1,984. Subsequent to the completion of our exit activities, adjustments have been made to estimates of certain reserves and accruals that existed at that time. These adjustments amount to $94 and were due to the difference in our actual experience compared to our expectations as of the completion of our exit activities.

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business. As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our new business model and decided to refocus our operations on profitable growth opportunities presented in the other product lines that comprise our business segments, Battery & Energy Products and Communication Systems. Since 2008, our RedBlack Communications business has incurred significant operating losses. Revenues for our RedBlack business for the year ended December 31, 2011 were $3,649 and its contribution to gross profit was $1,202. We are seeking to sell our RedBlack business as a going concern and will be engaging appropriate professionals to assist in that effort. We anticipate that the actions taken to divest the RedBlack Communications business will result in the elimination of approximately 30 jobs and the transfer of the RedBlack facility located in Hollywood, Maryland in connection with the divestiture. We cannot predict at this time when the closing of any divestiture transaction will occur. Commencing with the first quarter of 2012 and concluding with the ultimate closing of the transaction, the results of RedBlack operations and related divestiture costs will be reported as a discontinued operation.

We cannot at this time determine an estimate or a range of estimates of the extent of the restructuring charges we will incur in connection with the RedBlack divestiture.

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

Thin Cell Batteries. We manufacture a range of thin lithium-manganese dioxide batteries under the Thin Cell® brand. Thin Cell batteries are flat, lightweight batteries providing a unique combination of high energy, long shelf life, wide operating temperature range and very low profile. With their thin prismatic form and a high ratio of active materials to packaging, Thin Cell batteries can efficiently fill most battery cavities. We are currently marketing these batteries to OEMs for applications such as displays, wearable medical devices, theft detection systems, and RFID devices.

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

Lithium Ion Cells and Batteries. We market a variety of lithium ion cells and rechargeable batteries comprising cells manufactured by qualified cell manufacturers. These products are used in a wide variety of applications including communications, medical and other portable electronic devices.

Battery Charging Systems and Accessories. To provide our customers with complete power system solutions, we offer a wide range of rugged military and commercial battery charging systems and accessories including smart chargers, multi-bay charging systems and a variety of cables.

GenSet Eliminator. GenSet Eliminator provides energy storage capabilities to generators and renewable energy sources, thereby promoting optimum efficiencies through the continuous charging and discharging of our lithium ion batteries incorporated into the system. The system is mobile, flexible and scalable from 10 to 50 kWh of battery storage and will significantly reduce fuel consumption while enabling the primary generator or power source to be operated at 85%—95% of its rated load capacity. The switch between the primary energy source and battery power is seamless to the user and allows for silent and clean (zero emission) operation when the batteries are in use. Our lithium ion batteries allow for continuous monitoring, reduce battery weight by a factor of four to five if comparable lead acid batteries are used, and allow much higher operating temperatures of up to 140°F (60°C) without degradation. The resulting benefits of lower fuel consumption, extended life expectancy and less maintenance to the primary power source, and silent watch capability make the GenSet Eliminator ideal for military bases that generate their own electricity.

Technology Contracts. Our technology contract activities involve the development of new products or the advancement of existing products through contracts with both government agencies and third parties.

Communications Systems

We design and manufacture communications systems and accessories, and provide communications systems design services, through our McDowell Research®, RedBlack CommunicationsTM (which we will be divesting) and AMTITM brands, to support military communications systems including power supplies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems. We specialize in field deployable power systems, which operate from wide-ranging AC and DC sources using a basic building block approach, allowing for a quick response to specialized applications. We package all systems to meet specific customer needs in rugged enclosures to allow their use in severe environments.

We offer a wide range of military communications systems and accessories designed to enhance and extend the operation of communications equipment such as vehicle-mounted, manpack and handheld transceivers. Our communications products include the following product configurations:

Integrated Systems. Our integrated systems include: SATCOM systems; rugged, deployable case systems; multiband transceiver kits; briefcase power systems; dual transceiver cases; enroute communications cases; radio cases; and tactical repeater systems. These systems give communications operators everything that is needed to provide reliable links to support C4I (Command, Control, Communications, Computers and Information systems).

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

We also distribute some of our products through domestic and international distributors and retailers. Our sales are generated primarily from customer purchase orders. We have several long-term contracts with the U.S. government and other customers. These contracts do not commit the customers to specific purchase volumes, nor to specific timing of purchase order releases, and they include fixed price agreements over various periods of time. In general we do not believe our sales are seasonal, although we may sometimes experience seasonality for some of our military products based on the timing of government fiscal budget expenditures.

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

During the year ended December 31, 2011, we had one major customer, Harris Corporation, which comprised 21% of our revenue. During the year ended December 31, 2010, we had two major customers, U.S. Department of Defense and Port Electronics Corp., which comprised 12% and 11% of our revenue, respectively. During the year ended December 31, 2009, we had two major customers, the U.S. Department of Defense and Harris Corporation, which comprised 29% and 11% of our revenue, respectively.

In 2011, sales to U.S. and non-U.S. customers were approximately $95,808 and $43,578, respectively. For information relating to revenues by country for the last three fiscal years and long-lived assets for the last three fiscal years by country of origin, see Note 10 in the Notes to Consolidated Financial Statements.

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

We market our products to defense organizations in the U.S. and other countries. These efforts have resulted in us winning significant contracts. In September 2010, we were awarded a production contract by the Defense Logistics Agency for up to five years, with a maximum total potential of $42,100, to provide our BA-5390 non-rechargeable lithium-manganese dioxide batteries to the U.S. military. Production deliveries began in the first quarter of 2011. Through December 31, 2011, we have received orders for deliveries under this contract totaling $6,500. This contract is set to expire in 2015.

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

At December 31, 2011, 2010 and 2009, our backlog related to Battery & Energy Products was approximately $22,555, $34,891 and $29,081, respectively. The decrease in our backlog related to Battery & Energy Products is mainly due to continued delays in government orders. The majority of the 2011 backlog was related to orders that are expected to ship throughout 2012.

Communications Systems

We target sales of our communications systems, which include power solutions and accessories to support communications systems such as power supplies, power cables, connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment and integrated communication systems, to military OEMs and U.S. and international government organizations. We sell our products directly and through authorized distributors to OEMs and to defense organizations in the U.S. and internationally.

We market our products to defense organizations and OEMs in the U.S. and internationally. These efforts resulted in a number of significant contracts for us. For example, in May 2010, we received an order valued at $21,000, from a U.S. defense contractor for advanced communications systems.

At December 31, 2011, 2010 and 2009, our backlog related to Communications Systems orders was approximately $1,555, $4,021 and $11,962, respectively. The decrease in our backlog related to Communications Systems orders is mainly due to the completion of SATCOM systems orders in 2011. The majority of the 2011 backlog was related to orders that are expected to ship throughout 2012.

Patents, Trade Secrets and Trademarks

We rely on licenses of technology as well as our patented and unpatented proprietary information, know-how and trade secrets to maintain and develop our competitive position. Despite our efforts to protect our proprietary information, there can be no assurance that others will neither develop the same or similar information independently nor obtain access to our proprietary information. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future. We believe, however, that our success depends more on the knowledge, ability, experience and technological expertise of our employees, than on the legal protection that our patents and other proprietary rights may or will afford.

We hold seventeen patents in the U.S. and foreign countries. Our patents protect technology that makes automated production more cost-effective and protect important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

In 2003, we entered into an agreement with Saft Groupe S.A. to license certain tooling for battery cases. The licensing fee associated with this agreement is based on a percentage of the sales price of the individual battery case, up to a maximum of one dollar per battery case. The total royalty expense reflected in 2011 was $5. This agreement expires in the year 2017.

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

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. The following are registered trademarks or trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, The New Power Generation®, LithiumPower®, SmartCircuit®, We Are Power®, AMTI®, ABLE™, RedBlack™, GenSet Eliminator™, McDowell Research®, and Max Juice For More Gigs®.

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. We have ISO 9001:2008 certification for our manufacturing facilities in Newark, New York, Virginia Beach, Virginia and Shenzhen, China. In addition, our manufacturing facilities in Newark, New York and Shenzhen, China are ISO 14001 certified.

We expect that in the future, raw material purchases will fluctuate based on the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.

Battery & Energy Products

Our Newark, New York facility has the capacity to produce approximately nine million 9-volt batteries per year and approximately fourteen million cylindrical cells per year. Capacity, however, is also related to individual operations, and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. Our manufacturing facility in Shenzhen, China is capable of producing approximately five million cylindrical cells per year and approximately 500,000 thin cells per year. We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and we believe that we have sufficient capacity in these areas. We continually evaluate our requirements for additional capital equipment, and we believe that the planned increases, including equipment relating to the transition of our 9-volt battery manufacturing operations to China, will be adequate to meet foreseeable customer demand. In 2010, we announced that we will be transitioning a significant portion of our 9-volt battery manufacturing from our Newark, New York manufacturing facility to our Shenzhen, China manufacturing facility. At December 31, 2011, the transition was still ongoing, but we anticipate completing the transition during the first half of 2012. However, with unanticipated growth in demand for our products, demand could exceed capacity, which would require us to install additional capital equipment to meet these incremental needs, which in turn may require us to lease or contract additional space to accommodate such needs.

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

Our Newark, New York facility has the capacity to produce significant volumes of rechargeable batteries, as this operation generally assembles battery packs and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity.

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $19,343 as of December 31, 2011.

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

Our Hollywood, Maryland facility, which we are in the process of divesting, has the capacity to produce communications accessories and systems. This operation generally provides services, but can also assemble products and is limited only by physical space and is not constrained by manufacturing equipment capacity.

Our Virginia Beach, Virginia facility has the capacity to produce communications accessories and systems. This operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $15,624 as of December 31, 2011.

Research and Development

We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Virginia Beach, Virginia, West Point, Mississippi, Tallahassee, Florida and Shenzhen, China. During 2011, 2010 and 2009 we expended approximately $8,600, $8,800 and $9,500, respectively, on research and development, including $3,200, $3,300 and $3,500, respectively, on customer sponsored research and development activities. We expect that research and development expenditures in the future will be modestly higher than those in 2011, as new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

Battery & Energy Products

We continue to develop non-rechargeable cells and batteries that broaden our product offering to our customers.

We continue to develop our rechargeable product portfolio, including batteries, cables and charging systems, as our customers’ needs for portable power continue to grow.

The U.S. government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems.

We work to receive contracts with defense contractors and commercial customers. For example, in December 2010, we announced that we received a contract from a major international defense contractor valued at approximately $5,500, for the development and supply of our suite of Land Warrior lithium non-rechargeable and rechargeable lithium ion batteries and charging systems, for use with the Land 200 Battle Management System by the Australian military.

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

The European Union’s Restriction of Hazardous Substances (“RoHS”) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed. Our commercial chargers are in compliance with this directive. Additional European Union Directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive “on batteries and accumulators and waste batteries and accumulators”, impose regulations affecting our non-defense products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

The European Union’s Battery Directive “on batteries and accumulators and waste batteries and accumulators” is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use. It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The Directive applies to all types of batteries except those used to protect European Member States’ security, for military purposes, or sent into space. To achieve these objectives, the Directive prohibits the marketing of some batteries containing hazardous substances. It establishes schemes aimed at high level of collection and recycling of batteries with quantified collection and recycling targets. The Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment. Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal. We currently ship our products pursuant to the requirements of the Directive.

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework including similar hazardous substance restrictions as are imposed by the European Union’s RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China affecting a broad range of electronic products and parts. Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect. However, the methods under China RoHS only apply to EIP placed in the marketplace in China. Additionally, the Marking Standard does not apply to components sold to OEM’s for use in other EIPs. Our sales in China are limited to sales to OEM’s and to distributors who supply to OEM’s. Should our sales strategy change to include direct sales to end-users, our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers, that could have a material adverse effect on our business, financial condition and results of operations. In 2011, we spent approximately $421 on environmental controls, including costs to properly dispose of potentially hazardous waste.

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

Competition

Competition in both the battery and communications systems markets is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing batteries as well as those companies producing communications systems. We compete on the basis of design flexibility, performance, reliability and customer support. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies or services that are currently under development or that may be developed in the future or that our competitors will not market competing products and services that obtain market acceptance more rapidly than ours.

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

Employees

As of December 31, 2011, we employed a total of 975 permanent and temporary employees: 39 in research and development, 782 in production and 155 in sales and administration. Of this total, 490 are employed in the U.S., 4 in Europe and 481 in Asia. None of our employees are represented by a labor union.

ITEM 1A.	RISK FACTORS

Reductions in military spending could have a material adverse effect on our business, financial condition and results of operations.

Currently, a significant portion of our revenues is comprised of sales of products used by the United States military. In the years ended December 31, 2011, 2010 and 2009, approximately 45%, 56%, and 66%, respectively, of our revenues were comprised of sales made directly or indirectly to the United States military. The U.S. military market depends significantly upon government budget trends, particularly the U.S. Department of Defense (“DoD”) budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoD budget to decline. Currently, Congress is proposing approximately $469,000,000 in defense spending cuts over the next ten years. A decline in U.S. military expenditures could result in a reduction in the military’s demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from certain key customers.

A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2011, 2010 and 2009, approximately 54%, 70%, and 72% respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries. During the year ended December 31, 2011, we had one major customer, Harris Corporation, which comprised 21% of our revenue. During the year ended December 31, 2010, we had two major customers, DoD and Port Electronics Corp., which comprised 12% and 11% of our revenue, respectively. During the year ended December 31, 2009, we had two major customers, DoD and Harris Corporation, which comprised 29% and 11% of our revenue, respectively. There were no other customers that comprised greater than 10% of our total revenues during the years ended December 31, 2011, 2010 and 2009. While sales to these customers were substantial during the years ended December 31, 2011, 2010 and 2009, we do not consider these customers to be significant credit risks. Government decisions regarding military deployment and budget allocations to fund military operations may have an impact on the demand for our products and services. If the demand for products and services from the U.S. or foreign militaries were to decrease significantly, this could have a material adverse effect on our business, financial condition and results of operations.

Our overall operating results are affected by many factors, including the timing of orders from our key customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future orders of products and services. Because we make significant sales to U.S. and foreign militaries or OEMS that supply the U.S. or foreign militaries, we are subject to the effects of delays in the government budget process and the decisions to deploy resources to support military purchases of our products. The reduction, delay or cancellation of orders from one or more of our key customers for any reason or the loss of one or more of our key customers could materially and adversely affect our business, operating results and financial condition. For example, sales of our SATCOM systems declined from $30,900 in 2010 to $7,500 in 2011 as military spending focus has been shifting from hardware towards soldier modernization.

We neither distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. We have no customers that comprised greater than 10% of our trade accounts receivables as of December 31, 2011 and 2010.

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

For instance, in the years ended December 31, 2011, 2010, 2009, 12%, 12% and 12% of our revenues, respectively, were comprised of sales of our 9-volt batteries, and of this, approximately 34%, 25% and 34%, respectively, pertained to sales to smoke alarm OEMs. If the retail demand for long-life smoke alarms decreases significantly or if innovation leads to alternative sources of power for long-life smoke alarms, this could have a material adverse effect on our business, financial condition and results of operations.

Any impairment of goodwill and indefinite-lived intangible assets, and other intangible assets, could negatively impact our results of operations.

Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or indefinite-lived intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition. We are constantly reviewing the costs and the benefits of retiring several of our current brands, the retirement of which could result in a non-cash impairment charge of the associated indefinite-lived intangible asset, reducing operating earnings by the associated amount or amounts on the balance sheet. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill and indefinite-lived intangible assets for the year ended December 31, 2011. However, due to the narrow margin of passing the Step 1 goodwill impairment testing for 2011 in the RedBlack reporting unit, there is potential for a partial or full impairment of the goodwill value in 2012 if the projected operating results are not achieved or if we cannot sell the reporting unit for at least its carrying value. One of the key assumptions for achieving the projected operational results includes significant revenue growth. Although we are projecting revenue growth, we have determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our new business model. As of December 31, 2011, the RedBlack reporting unit had a goodwill carrying value of $2,025. For 2011, we identified four trademarks for testing and, as a result of that testing, no impairment was indicated. However, due to the narrow margin of passing the testing in 2011, there is potential that the McDowell—Communications Systems trademark may become partially or fully impaired in 2012 if the projected revenue targets are not met. As of December 31, 2011, the McDowell—Communications Systems trademark had a carrying value of $2,400.

Our acquisitions and business partnerships may not result in the revenue growth and profitability that we expect.

We have integrated our acquisitions into our business and assimilated their operations, services, products and personnel with our management policies, procedures and strategies. We can provide no assurances that we will achieve the revenue growth and profitability that we expect from these acquisitions.

In 2007 we acquired RedBlack, Stationary Power and RPS, in 2008 we formed a joint venture in India and acquired USE, and in 2009 we acquired AMTI, which added new facilities and operations to our overall business. Unfortunately the acquisitions of Stationary Power, RPS and USE (which we collectively refer to as “Energy Services”) did not achieve the revenue and profitability that we expected. As a result, on March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. In connection with our exit from our Energy Services businesses, we recorded total restructuring charges of approximately $2,924, the majority of which are related to employee-related costs, including termination benefits, of approximately $703, lease termination costs of approximately $250, inventory and fixed asset write-downs of approximately $941 and approximately $1,030 of other associated costs. The cash component of the aggregate charge was approximately $1,984. Subsequent to the completion of our exit activities, adjustments have been made to estimates of certain reserves and accruals that existed at that time. The adjustments amount to $94 and were due to the difference in our actual experience compared to our expectations as of the completion of our exit activities.

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business. As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our new business model and decided to refocus our operations on profitable growth opportunities presented in the other product lines that comprise our business segments, Battery & Energy Products and Communication Systems. Since 2008, our RedBlack Communications business has incurred significant operating losses. We are seeking to sell our RedBlack business as a going concern and will be engaging appropriate professionals to assist in that effort. We anticipate that the actions taken to divest the RedBlack Communications business will result in the elimination of approximately 30 jobs and the transfer of the RedBlack facility located in Hollywood, Maryland in connection with the divestiture. We cannot predict at this time when the closing of any divestiture transaction will occur. Commencing with the first quarter of 2012 and concluding with the ultimate closing of the transaction, the results of RedBlack operations and related divestiture costs will be reported as a discontinued operation. We cannot at this time determine an estimate or a range of estimates of the extent of the restructuring charges we will incur in connection with the RedBlack divestiture.

Our operations in China are subject to unique risks and uncertainties.

Our operating facility in China presents risks including, but not limited to, changes in local regulatory requirements, including changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations of currency, and currency revaluations, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of boycotts, and other civil disturbances that are outside of our control. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations. In the first half of 2012, we anticipate that we will complete the transition of 9-volt production from the U.S. to China. While we do not foresee any potential disruption to the manufacturing of this product, unexpected circumstances could arise, which may negatively impact our production. We believe we have minimized start-up risks and do not anticipate any production delays going forward as a result of the transition.

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

We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2011, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry were consolidated and the U.S. Attorney’s Office represented the government in connection with these matters. Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment. To resolve these matters, we entered into a settlement agreement with the United States of America and under such agreement agreed to pay the U.S. government $2,730 plus accrued interest in four semi-annual payments.

Our growth and expansion strategy could strain or overwhelm our resources.

Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products and services, we will be required to deliver large volumes of quality products and increased levels of services to customers on a timely basis at a reasonable cost to those customers. For example, demand for our new or existing products combined with our ability to penetrate new markets and geographies, could strain the current capacity capabilities of our manufacturing facilities and require additional equipment and time to build a sufficient support infrastructure. This demand could also create working capital issues for us, as we may need increased liquidity to fund purchases of raw materials and supplies. We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.

We also will be required to continue to improve our operations, management and financial systems and controls in order to remain competitive. The failure to manage growth and expansion effectively could have an adverse effect on our business, financial condition, and results of operations.

The loss of top management and key personnel could significantly harm our business, and the ability to put in place a succession plan and recruit experienced, competent management is critical to the success of the business.

The loss of top management and key personnel could significantly harm our business, and the ability to put in place a succession plan and recruit experienced, competent management is critical to the success of our business. The continuity of our officers and executive team are vital to the successful implementation of a new business model and growth strategy designed to deliver sustainable, consistent profitability. This need is accentuated by the reduction in management to rightsize the business during the course of 2011. A top management priority has been the development of a succession plan to mitigate the risks associated with the loss of senior executives. There is no guarantee that we will be successful in our efforts to effectively implement our succession plan.

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

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at our present or former facilities or at facilities to which we have sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers. Such changes in regulations could have a material adverse effect on our business, financial condition and results of operations.

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

The European Union’s Battery Directive “on batteries and accumulators and waste batteries and accumulators” is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use. It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The Directive applies to all types of batteries except those used to protect European Member States’ security, for military purposes, or sent into space. To achieve these objectives, the Directive prohibits the marketing of some batteries containing hazardous substances. It establishes schemes aimed at high level of collection and recycling of batteries with quantified collection and recycling targets. The Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment. Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal. We currently ship our products pursuant to the requirements of the Directive.

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework, including similar hazardous substance restrictions as are imposed by the European Union’s RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China affecting a broad range of electronic products and parts. Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect. However, the methods under China RoHS only apply to EIP placed in the marketplace in China. Additionally, the Marking Standard does not apply to components sold to OEMs for use in other EIPs. Our sales in China are limited to sales to OEMs and to distributors who supply to OEMs. Should our sales strategy change to include direct sales to end-users, our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

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

Over the last several years Arista Power, Inc. (“Arista”) has hired a member of our senior management team, several members of our sales and engineering teams and other of our employees. Many of these employees had access to our proprietary property such as our technology and know-how and took such knowledge with them. During the summer of 2011, Arista recruited David Modeen, a former senior sales and engineering employee, in violation of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement (the “Non-Compete Agreement”) with us. We believe that Mr. Modeen has provided certain of our trade secrets and confidential proprietary information to Arista. Such disclosure could result in loss of sales and customers. On September 23, 2011, we initiated an action against Arista and Mr. Modeen, in the State of New York Supreme Court, County of Wayne seeking to enforce the terms of the Non-Compete Agreement. Arista responded by filing a complaint against us in the State of New York Supreme Court, County of Monroe. Both of these lawsuits are currently outstanding. There can be no assurances that our lawsuit against Arista will be successful or, even if successful, that any remedy will make us whole for the damage caused by Mr. Modeen’s breach of our Non-Compete Agreement.

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

We may not generate a sufficient amount of cash or generate sufficient funds from operations to fund our operations.

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

At December 31, 2011, we had approximately $57,977 of net operating loss carryforwards (“NOL’s”) available to offset future taxable income. We continually assess the carrying value of this asset based on the relevant accounting standards. As of December 31, 2011, we reflected a full valuation allowance against our deferred tax asset to the extent the asset is not able to be offset by future reversing temporary differences. As a result, we have reflected a net deferred tax liability of $3,976 in the U.S. We have reflected a net deferred tax asset of $-0- in the U. K. due to our current assessment that it is more likely than not to not be realized. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.

We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, our domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. This limitation did not have an impact on income taxes determined for 2011. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOL carryforwards that can be used by us. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

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

Our largest single shareholder is Mr. Bradford T. Whitmore, who beneficially owns, including shares held by Grace Brothers, Ltd., 29.5% of our issued and outstanding shares of common stock. Mr. Whitmore, general partner of Grace Brothers, Ltd., is our Chair of the Board of Directors. If Mr. Whitmore or any other beneficial owner were to increase its ownership to more than 30%, it would be deemed a “change in control” for purposes of our 2004 Amended and Restated Long Term Incentive Plan, or LTIP. If a “change in control” were to occur, the vesting of most of the outstanding options granted under our LTIP would be accelerated resulting in a significant expense being charged against our income for the period during which the “change in control” occurred. An increase in ownership to 49% or more by any beneficial owner with 5% ownership as of February 17, 2010, or to 30% by any new owner, or any owner with less than 5% ownership as of February 17, 2010, would result in a default under our new credit facility with RBS Capital. Either of these events could have a material, adverse effect on our business, financial condition and results of operations.

Our business could be negatively impacted by breaches in security and other disruptions, affecting our ability to generate revenues or contain costs.

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. Although we have developed systems and processes that are designed to protect our proprietary or classified information, failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serves operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. In addition, we lease approximately 35,000 square feet in a facility based in Abingdon, England, which serves operations primarily in the Battery & Energy Products operating segment, and approximately 130,000 square feet in four buildings on one campus in Shenzhen, China, which serves operations primarily in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes dormitory facilities. We lease approximately 32,500 square feet in a facility based in Virginia Beach, Virginia, which serves operations primarily in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in Hollywood, Maryland, which serves operations primarily in the Communications Systems operating segment, and India, which serves operations primarily in the Battery & Energy Products operating segment. Our Hollywood, Maryland facility is part of our RedBlack operations and we are seeking to divest this facility. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York, West Point, Mississippi and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in Tallahassee, Florida and at our facility in Virginia Beach, Virginia. On occasion, we rent additional warehouse space to store inventory and non-operational equipment. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services continues to grow.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Matter

In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party, which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the

NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. In May 2011, the NYSDEC administratively closed remedial activities associated with the approved work plan. In September 2011, the NYSDEC issued an Assignable Release and Covenant Not to Sue document. As a result, anticipated costs are not expected to exceed those currently reserved. Through December 31, 2011, total costs incurred have amounted to approximately $383, none of which has been capitalized. At December 31, 2011 and December 31, 2010, we had $8 and $22, respectively, reserved for this matter.

Workers’ Compensation Self-Insured Trust

From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 – November 30, 2003 and an additional $19,400 for the period December 1, 2003 – August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 – November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we could avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we could satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of December 31, 2011, we have made all payments under this settlement and have no further obligations outstanding relating to this matter. On October 11, 2011, an order was filed with the Albany County Clerk wherein this lawsuit was discontinued against us.

Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen, in the State of New York Supreme Court, County of Wayne (Index No. 73379). In our Complaint, we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee. We allege that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen has breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us. We seek damages as determined at trial and preliminary and permanent injunctive relief. The defendants have answered the allegations set forth in the Complaint, without asserting any counterclaims. Discovery has commenced and is ongoing.

On December 5, 2011, Arista served us with a Complaint it filed on November 29, 2011 in the State of New York Supreme Court, County of Monroe (Index No. 11-13896) against us, our officers, several of our directors, and an employee. In its Complaint, Arista alleges that we and our named defendants have violated the terms of a Confidentiality Agreement with Arista and have unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60,000. Arista seeks damages, an accounting, and preliminary and permanent injunctive relief. We and our officers, directors and employee named in the Complaint have yet to answer the allegations set forth in the Complaint.

On December 21, 2011, we and our officers, directors and employee named in Arista’s Complaint filed a motion to dismiss Arista’s Complaint against our officers, directors and employee as Arista’s Complaint fails to state any cause of action against any of them and dismissing the claim of fraud against our officers, directors and employee. Subsequently, Arista filed an Amended Complaint alleging essentially the same causes of action but adding additional factual allegations against us and our officers, directors and employee. In addition, Arista filed a motion to disqualify our outside legal counsel representing us and our officers, directors and employee in both Arista’s Complaint and our Complaint against Arista. In response, we and our officers, directors and employee filed a new motion to dismiss Arista’s Complaint against us in its entirety and seeking dismissal of the fraud claim against us. Arista’s motion to disqualify our outside legal counsel was denied on February 10, 2012. On March 9, 2012, the Court issued its decision on our motion to dismiss, granting the motion to the extent of dismissing some claims against us, but denying the motion to dismiss the individuals from the lawsuit at this preliminary stage.

We initiated the September 23, 2011 Complaint against Arista Power to protect our customers, employees and shareholders from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees. Protecting our collective intellectual property and know-how, developed at great cost to us to form our competitive position in the marketplace and create value for our shareholders, is a fundamental responsibility of all our employees.

We believe the November 29, 2011 Arista Complaint is retaliatory and without merit. Our development of the foundation for the new product concept for which Arista claims we allegedly used its trade secrets commenced in 2008, long prior to the departure of those individuals who now constitute the executive team of Arista. Furthermore, we believe the purported damage of $60,000 being claimed by Arista is based solely on the reduction in its market capitalization between November 2009 and the filing date of the Complaint. This market value loss is totally unrelated to any actions on account of us, and claims for recovery of this or any other amount are legally and factually baseless.

Accordingly, we will vigorously pursue our complaint against Arista and defend what we believe to be a meritless action on the part of Arista Power.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Market under the symbol “ULBI.”

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2010 and 2011:

	September 30,	September 30,
	Closing Sales Prices
	High	Low
2010:
Quarter ended March 28, 2010	$5.35	$3.83
Quarter ended June 27, 2010	4.94	3.97
Quarter ended September 26, 2010	4.91	4.02
Quarter ended December 31, 2010	7.16	4.29

2011:
Quarter ended April 3, 2011	$7.38	$4.81
Quarter ended July 3, 2011	5.20	3.94
Quarter ended October 2, 2011	5.04	4.57
Quarter ended December 31, 2011	4.89	3.96

Holders

As of February 17, 2012, there were 364 registered holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Dividends

We have never declared or paid any cash dividends on our capital stock. We intend to retain earnings, if any, to finance future operations and expansion and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon our financial condition, capital requirements and earnings, as well as upon other factors that our Board of Directors may deem relevant. Pursuant to our current credit facility, we are precluded from paying any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The financial results presented in this table include results from the last five fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007.

SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$139,386	$166,819	$154,295	$243,379	$136,088
Cost of products sold	103,993	120,163	118,986	187,799	107,385

Gross margin	35,393	46,656	35,309	55,580	28,703

Research and development expenses	8,595	8,755	9,451	8,069	6,992
Selling, general and administrative expenses	24,323	26,039	29,407	28,081	21,777

Total operating expenses	32,918	34,794	38,858	36,150	28,769

Operating income (loss)	2,475	11,862	(3,549)	19,430	(66)

Interest (expense) income, net	(554)	(1,138)	(1,431)	(921)	(2,185)
Gain on insurance settlement	—	—	—	39	—
Gain on McDowell settlement	—	—	—	—	7,550
Gain on debt conversion	—	—	—	313	—
Other income (expense), net	171	145	(23)	724	490

Income (loss) from continuing operations before income taxes	2,092	10,869	(5,003)	19,585	5,789

Income tax provision (benefit)—current	32	(557)	31	582	—
Income tax provision (benefit)—deferred	496	258	171	3,111	77

Total income taxes	528	(299)	202	3,693	77

Net income (loss) from continuing operations	$1,564	$11,168	$(5,205)	$15,892	$5,712
Loss from discontinued operations, net of tax	(3,702)	(17,377)	(4,026)	(2,267)	(129)

Net income (loss)	$(2,138)	$(6,209)	$(9,231)	$13,625	$5,583
Net (income) loss attributable to noncontroling interest	58	30	(10)	38	—

Net income (loss) attributable to Ultralife	$(2,080)	$(6,179)	$(9,241)	$13,663	$5,583

Net income (loss) attributable to Ultralife common shares—basic
Continuing operations	$0.09	$0.65	$(0.31)	$0.92	$0.37

Discontinued operations	$(0.21)	$(1.01)	$(0.23)	$(0.13)	$(0.01)

Net income (loss) attributable to Ultralife common shares—diluted
Continuing operations	$0.09	$0.65	$(0.31)	$0.91	$0.37

Discontinued operations	$(0.21)	$(1.01)	$(0.23)	$(0.13)	$(0.01)

Weighted average shares outstanding-basic	17,304	17,157	16,989	17,230	15,316

Weighted average shares outstanding-diluted	17,336	17,166	16,989	17,681	15,538

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$5,320	$4,641	$6,094	$1,878	$2,245
Working capital	$41,075	$39,309	$27,824	$42,937	$26,461
Total assets	$100,815	$114,835	$131,166	$129,587	$122,048
Total long-term debt and capital lease obligations	$—	$251	$267	$4,670	$16,224
Shareholders’ equity	$73,226	$73,795	$78,114	$88,153	$63,007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, the successful commercialization of our products, our reliance on certain key customers, the impairment of our intangible assets, general domestic and global economic conditions, including the uncertainty with government budget approvals, the unique risks associated with our Chinese operations, government and environmental regulations, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. On January 1, 2011, we began to report chargers in the Battery & Energy Products segment, to better align the portfolio of chargers with customers for those products and with how we manage our business operations. Previously, we had reported chargers in the Communications Systems segment. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such we report segment performance at the gross profit level and operating expenses as Corporate charges.

We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.

On March 20, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of the tactical communications products business of Science Applications International Corporation. The tactical communications products business (“AMTI”), located in Virginia Beach, Virginia, designs, develops and manufactures tactical communications products including amplifiers, man-portable systems, cables, power solutions and ancillary communications equipment. The AMTI business is part of our Communications Systems operating segment. Under the terms of the asset purchase agreement for AMTI, the purchase price consisted of $5,717 in cash. (See Note 2 in the Notes to Consolidated Financial Statements for additional information.)

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

In connection with the exit activities described above, we recorded total restructuring charges of approximately $2,924. The restructuring charges include approximately $703 of employee-related costs, including termination benefits, approximately $250 of lease termination costs, approximately $941 of inventory and fixed asset write-downs and approximately $1,030 of other associated costs. The cash component of the aggregate total restructuring charges was approximately $1,984. Subsequent to the completion of our exit activities, adjustments have been made to estimates of certain reserves and accruals that existed at that time. These adjustments amount to $94 and were due to the difference in our actual experience compared to our expectations as of the completion of our exit activities.

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business. As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our new business model and decided to refocus our operations on profitable growth opportunities presented in the other product lines that comprise our business segments, Battery & Energy Products and Communication Systems. Since 2008, our RedBlack Communications business has incurred significant operating losses. Revenues for our RedBlack Communications business for the year ended December 31, 2011 were $3,649 and its contribution to gross profit was $1,202. We are seeking to sell our RedBlack subsidiary as a going concern and will be engaging appropriate professionals to assist in that effort. We anticipate that the actions taken to divest the RedBlack Communications business will result in the elimination of approximately 30 jobs and the transfer of the RedBlack facility located in Hollywood, Maryland in connection with the divestiture. We cannot predict at this time when the closing of any divestiture transaction will occur. Commencing with the first quarter of 2012 and concluding with the ultimate closing of the transaction, the results of RedBlack operations and related divestiture costs will be reported as a discontinued operation.

In 2011, we implemented a series of Lean initiatives throughout the entire organization. Lean is a disciplined management philosophy which is 100% focused on using resources more effectively and the elimination of non-value added functions to any process. The expected result is a reduction in costs through becoming more efficient.

Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.

Overview

Consolidated revenues for the year ended December 31, 2011 decreased by $27,433, or 16.4%, from the year ended December 31, 2010. This decrease was primarily caused by lower revenues in our Communications Systems segment in 2011 when compared to 2010, as a result of significant deliveries that were part of the SATCOM systems order received in May 2010. Also contributing to the decrease was a $2,730 charge recorded in the first quarter of 2011 to reflect the settlement with the U.S. Government related to exigent contracts completed between 2003 and 2004. Gross margin decreased to 25.4% for the year ended December 31, 2011, as opposed to 28.0% for the year ended December 31, 2010. Excluding the impact of the aforementioned $2,730 charge and a $1,050 non-cash charge in the third quarter to write-off components for legacy amplifiers that we had discontinued, gross margin for 2011 would have been 27.6%.

Operating expenses decreased by $1,876 or 5.4% to $32,918 during the year ended December 31, 2011 compared to $34,794 during the year ended December 31, 2010, reflecting continued Lean initiatives and actions to reduce general and administrative expenses while investing a portion of our savings in the development of new products and the expansion of the sales force to increase our geographic coverage and penetrate new markets. Operating expenses as a percentage of revenues increased to 23.6% in 2011 from 20.9% reported in 2010 due to the impact of lower revenues in 2011.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $8,248 for the year ended December 31, 2011 compared to $17,636 for the year ended December 31, 2010. See the section “Adjusted EBITDA” beginning on page 36 for a reconciliation of Adjusted EBITDA to net income (loss) attributable to Ultralife.

As a result of careful working capital management and cash generated from operations and our Lean initiatives, our liquidity remains solid with cash of $5,320 and no debt. We had nothing outstanding on our revolver at the end of 2011. Our inventory levels at the end of 2011 increased by $1,845 over year-end 2010, due to delays in the shipments of rechargeable batteries into January 2012 and building amplifier inventory to help fulfill our recently announced A-320 amplifier system contract with a major international defense contractor.

Outlook

Management expects year-over-year percentage revenue growth approaching double digits. Operating income growth is expected to outpace revenue growth and generate an operating margin of approximately 7% to 7.5%. Management cautions that the timing of orders and shipments may cause variability in quarterly results.

Results of Operations

Twelve Months Ended December 31, 2011 Compared With the Twelve Months Ended December 31, 2010

	September 30,	September 30,	September 30,
	12 Months Ended		Increase /
	12/31/2011	12/31/2010	(Decrease)
Revenues	$139,386	$166,819	$(27,433)
Cost of products sold	103,993	120,163	(16,170)

Gross margin	35,393	46,656	(11,263)
Operating expenses	32,918	34,794	(1,876)

Operating income (loss)	2,475	11,862	(9,387)
Other income (expense), net	(383)	(993)	610

Income (loss) from continuing operations before taxes	2,092	10,869	(8,777)
Income tax provision (benefit)	528	(299)	827

Net income (loss) from continuing operations	1,564	11,168	(9,604)
Loss from discontinued operations, net of tax	(3,702)	(17,377)	13,675

Net income (loss)	(2,138)	(6,209)	4,071
Net (income) loss attributable to noncontrolling interest	58	30	28

Net income (loss) attributable to Ultralife	$(2,080)	$(6,179)	4,099

Net income (loss) attributable to Ultralife common shares—basic
Continuing operations	$0.09	$0.65	$(0.56)

Discontinued operations	$(0.21)	$(1.01)	$0.80

Net income (loss) attributable to Ultralife common shares—diluted
Continuing operations	$0.09	$0.65	$(0.56)

Discontinued operations	$(0.21)	$(1.01)	$0.80

Weighted average shares outstanding-basic	17,304,000	17,157,000	147,000

Weighted average shares outstanding-diluted	17,336,000	17,166,000	170,000

Revenues. Total revenues for the twelve months ended December 31, 2011 amounted to $139,386, a decrease of $27,433, or 16.4% from the $166,819 reported for the twelve months ended December 31, 2010.

Battery & Energy Products revenues increased $3,077, or 2.9%, to $108,203 for the twelve months ended December 31, 2011 from the $105,126 reported for the twelve months ended December 31, 2010. Included in Battery & Energy Products’ 2011 sales was a $2,730 charge recorded in the first quarter to reflect the settlement with the U.S. Government related to exigent contracts completed between 2003 and 2004. Excluding this charge, Battery & Energy Products’ sales increased by 5.5%.

Communications Systems revenues decreased $30,510, or 49.5%, from $61,693 last year to $31,183 this year. The decrease in Communications Systems revenues was mainly due to higher deliveries of SATCOM systems in 2010 driven by the completion of the contract for these vehicle mounted systems. SATCOM systems shipments amounted to $7,549 in 2011 versus $30,865 in 2010. Excluding sales of SATCOM systems in 2011 and 2010, Communications Systems sales would have only decreased by $7,194 or 23.3%, due to delays in the U.S. Government’s funding approval for amplifier orders.

Cost of Products Sold. Cost of products sold decreased $16,170, or 13.5%, from $120,163 for the year ended December 31, 2010 to $103,993 for the year ended December 31, 2011. Consolidated cost of products sold as a percentage of total revenue increased from 72.0% for the year ended December 31, 2010 to 74.6% for the year ended December 31, 2011. Correspondingly, consolidated gross margin was 25.4% for the year ended December 31, 2011, compared with 28.0% for the year ended December 31, 2010. The decrease is primarily attributable to the $2,730 charge recorded in the first quarter of 2011 to reflect the settlement with the U.S. Government related to exigent contracts completed between 2003 and 2004 and the $1,050 non-cash charge in the third quarter of 2011 to write-off components for legacy amplifiers that we had discontinued. Excluding these one time items, gross margin for 2011 would have been 27.6%, a slight decrease from 28.0% for the year ended December 31, 2010.

In our Battery & Energy Products segment, the cost of products sold increased $2,752, from $80,282 for the year ended December 31, 2010 to $83,034 in 2011. Battery & Energy Products gross margin for 2011 was $25,169 or 23.3%, an increase of $325 from 2010’s gross margin of $24,844, or 23.6%. Included in Battery & Energy Products’ 2011 sales was a $2,730 charge recorded in the first quarter to reflect the settlement with the U.S. Government related to exigent contracts completed between 2003 and 2004. Excluding this charge, Battery & Energy Products’ gross margin percentage increased to 25.1% from the 23.6% gross margin percentage in 2010, reflecting the manufacturing efficiencies resulting from our ongoing Lean initiative and a greater mix of higher margin rechargeable batteries and chargers in comparison to the year ended December 31, 2010.

In our Communications Systems segment, the cost of products sold decreased $18,922 from $39,881 in 2010 to $20,959 in 2011. Communications Systems gross margin for 2011 was $10,224, or 32.8%, a decrease of $11,588 from 2010’s gross margin of $21,812, or 35.4%. The decrease in the gross margin for Communications Systems resulted from a third quarter $1,050 non-cash charge to write-off components for legacy amplifiers that we have discontinued. Adjusting for the $1,050 write-off, the Communication Systems gross margin percentage for 2011 increased to 36.2% from the 35.4% gross margin in 2010.

Operating Expenses. Operating expenses decreased by $1,876, or 5.4%, to $32,918 for the year ended December 31, 2011 compared to $34,794 for the year ended December 31, 2010, reflecting continued Lean initiatives and actions to reduce general and administrative expenses while investing a portion of our savings in the development of new products and the expansion of the sales force to increase our geographic coverage and penetrate new markets. Overall, operating expenses as a percentage of revenues increased to 23.6% in 2011 from 20.9% reported for the prior year due to the impact of lower revenues in 2011. Amortization expense associated with intangible assets related to our acquisitions was $627 for 2011 ($314 in selling, general and administrative expenses and $313 in research and development costs), compared with $817 for 2010 ($408 in selling, general, and administrative expenses and $409 in research and development costs). Research and development costs were $8,595 in 2011, a decrease of $160 or 1.8%, over the $8,755 reported in 2010. Selling, general, and administrative expenses decreased $1,716, or 6.6%, to $24,323. This decrease represents the results of our broad actions to reduce our overall spending base in non-revenue producing functions.

Other Income (Expense). Other income (expense) totaled ($383) for the year ended December 31, 2011, compared to ($993) for the year ended December 31, 2010. Interest expense, net of interest income, decreased $584, from $1,138 for 2010 to $554 for 2011, mainly as a result of lower average borrowings under our revolving credit facilities during the course of 2011. Miscellaneous income amounted to $171 for 2011 compared with $145 for 2010. The income in both 2011 and 2010 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $528 for the year ended December 31, 2011 compared with a tax benefit of $299 for the same period of 2010. The 2010 tax benefit was principally a result of our realization of a current tax benefit related to our election in 2010 to carry back the 2009 net operating loss to the prior five tax years. This amount was partially offset by state income taxes due for 2010. This election resulted in us receiving a refund of alternative minimum taxes paid in the prior five years.

The effective consolidated tax rate for the years ended December 31, 2011 and 2010 was:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Income (Loss) before Incomes Taxes (a)	$2,092	$10,869

Total Income Tax Provision (Benefit) (b)	$528	$(299)

Effective Tax Rate (b/a)	25.2%	(2.8%)

In 2011 and 2010, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. This results from the conclusion that it is more likely than not that we would not utilize our U.S. and U.K. NOL’s that had accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2011. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under Financial Accounting Standards Board’s (“FASB”) guidance on the accounting for income taxes. (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.) In 2010, we reported a valuation allowance for our deferred tax assets in China. As a result of our assessment at December 31, 2011, there is no longer a need to record a valuation allowance for the Chinese deferred tax assets as it is more likely than not that they will be realized. We are more likely than not to fully utilize the NOL in China and therefore have removed the valuation allowance during 2011. We continually assess the carrying value of this asset based on relevant accounting standards.

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

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2011 and 2010. For further discussion, see “Risk Factors” in Item 1A of this annual report.

Discontinued Operations. Loss from discontinued operations, net of tax, totaled $3,702 for the year ended December 31, 2011, compared to a loss of $17,377 in the same period of 2010. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per diluted share were $2,080 and $0.12, respectively, for the year ended December 31, 2011, compared to net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per diluted share of $6,179 and $0.36, respectively, for the year ended December 31, 2010, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 17,166,000 in 2010 to 17,336,000 in 2011, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

Twelve Months Ended December 31, 2010 Compared With the Twelve Months Ended December 31, 2009

	September 30,	September 30,	September 30,
	12 Months Ended		Increase /
	12/31/2010	12/31/2009	(Decrease)
Revenues	$166,819	$154,295	$12,524
Cost of products sold	120,163	118,986	1,177

Gross margin	46,656	35,309	11,347
Operating expenses	34,794	38,858	(4,064)

Operating income (loss)	11,862	(3,549)	15,411
Other income (expense), net	(993)	(1,454)	461

Income (loss) from continuing operations before taxes	10,869	(5,003)	15,872
Income tax provision (benefit)	(299)	202	(501)

Net income (loss) from continuing operations	11,168	(5,205)	16,373
Loss from discontinued operations, net of tax	(17,377)	(4,026)	(13,351)

Net income (loss)	(6,209)	(9,231)	3,022
Net (income) loss attributable to noncontrolling interest	30	(10)	40

Net income (loss) attributable to Ultralife	$(6,179)	$(9,241)	3,062

Net income (loss) attributable to Ultralife common shares—basic
Continuing operations	$0.65	$(0.31)	$0.96

Discontinued operations	$(1.01)	$(0.23)	$(0.78)

Net income (loss) attributable to Ultralife common shares—diluted
Continuing operations	$0.65	$(0.31)	$0.96

Discontinued operations	$(1.01)	$(0.23)	$(0.78)

Weighted average shares outstanding-basic	17,157,000	16,989,000	168,000

Weighted average shares outstanding-diluted	17,166,000	16,989,000	177,000

Revenues. Total revenues for the twelve months ended December 31, 2010 amounted to $166,819, an increase of $12,524, or 8.1% from the $154,295 reported for the twelve months ended December 31, 2009.

Battery & Energy Products revenues decreased $2,039, or 1.9%, from $107,165 for the twelve months ended December 2009 to $105,126 reported for the twelve months ended December 31, 2010. The decrease in Battery & Energy Products revenues was primarily attributable to higher demand for our rechargeable batteries, including automotive telematics batteries resulting from favorable economic conditions in the automotive industry, offset by lower battery sales to the U.S. Department of Defense.

Communications Systems revenues increased $14,563, or 30.9%, from $47,130 for the twelve months ended December 31, 2009 to $61,693 reported for the twelve months ended December 31, 2010. The increase in Communications Systems revenues was mainly due to deliveries on the SATCOM systems order we received in May 2010 and amplifier sales resulting from our acquisition of AMTI on March 20, 2009 and continued favorable demand for these products.

Cost of Products Sold. Cost of products sold increased $1,177 or 1.0%, from $118,986 for the year ended December 31, 2009 to $120,163 for the year ended December 31, 2010, primarily as a result of the increase in revenues. Consolidated cost of products sold as a percentage of total revenue decreased from 77.1% for the twelve months ended December 31, 2009 to 72.0% for the year ended December 31, 2010. Correspondingly, consolidated gross margin percentage was 28.0% for the year ended December 31, 2010, compared with 22.9% for the year ended December 31, 2009, primarily attributable to the margin improvements in the Battery & Energy Products and Communications Systems business segments.

In our Battery & Energy Products segment, the cost of products sold decreased $5,504, from $85,786 in the year ended December 31, 2009 to $80,282 in 2010. Battery & Energy Products gross margin for 2010 was $24,844, or 23.6%, an increase of $3,465 from 2009’s gross margin of $21,379, or 19.9%. Battery & Energy Products gross margin and gross margin as a percentage of revenues both increased for the year ended December 31, 2010, primarily as a result of manufacturing efficiencies and higher selling prices and volumes realized for some of our products, in comparison to the year ended December 31, 2009.

In our Communications Systems segment, the cost of products sold increased $6,681, from $33,200 in 2009 to $39,881 in 2010. Communications Systems gross margin for 2010 was $21,812, or 35.4%, an increase of $7,882 from 2009’s gross margin of $13,930, or 29.6%. The increase in both the gross margin and the gross margin percentage for Communications Systems resulted from deliveries under the SATCOM systems order we received in May 2010 and from our acquisition of the AMTI amplifier business in March 2009 and increased sales of its higher margin products.

Operating Expenses. Total operating expenses decreased $4,064, from $38,858 for the year ended December 31, 2009 to $34,794 for the year ended December 31, 2010. Overall, operating expenses as a percentage of sales decreased to 20.9% in 2010 from 25.2% reported the prior year, due to “across the board” cost reduction and consolidation actions we commenced in the latter half of 2009. Amortization expense associated with intangible assets related to our acquisitions was $817 for 2010 ($408 in selling, general, and administrative expenses and $409 in research and development costs), compared with $944 for 2009 ($496 in selling, general, and administrative expenses and $448 in research and development costs). Research and development costs were $8,755 in 2010, a decrease of $696, or 7.4%, over the $9,451 reported in 2009, with the decrease due to the timing of development projects relating to both our business segments. Selling, general, and administrative expenses decreased $3,368, or 11.5%, to $26,039. This decrease represents the results of our broad actions to reduce our overall spending base in non-revenue producing functions.

Other Income (Expense). Other income (expense) totaled ($993) for the year ended December 31, 2010, compared to ($1,454) for the year ended December 31, 2009. Interest expense, net of interest income, decreased $293, from $1,431 for 2009 to $1,138 for 2010, mainly as a result of lower average borrowings under our revolving credit facility. Miscellaneous income/expense amounted to income of $145 for 2010 compared with expense of $23 for 2009. The income in 2010 and the expense in 2009 were primarily due to the transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax benefit of $299 for the year ended December 31, 2010 compared with a tax provision of $202 in the same period of 2009. The 2010 tax benefit is principally a result of our realization of a current tax benefit related to our election in 2010 to carry back the 2009 net operating loss to the prior five tax years. This amount was partially offset by state income taxes due for 2010. This election resulted in us receiving a refund of alternative minimum taxes paid in the prior five years.

The effective consolidated tax rate for the years ended December 31, 2010 and 2009 was:

	September 30,	September 30,
	Years Ended December 31,
	2010	2009
Income (Loss) before Incomes Taxes (a)	$10,869	$(5,003)

Total Income Tax Provision (b)	$(299)	$202

Effective Tax Rate (b/a)	(2.8%)	4.0%

In 2010 and 2009, we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences in the U.S., the U.K. and China arising from the conclusion that we would not be able to utilize our U.S., U.K. and China NOL’s that had accumulated over time. The recognition of the valuation allowance on our deferred tax asset resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2010. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.) We continually assess the carrying value of this asset based on relevant accounting standards.

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

Discontinued Operations. Loss from discontinued operations, net of tax, totaled $17,377 for the year ended December 31, 2010, compared to a loss of $4,026 in the same period of 2009. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share were $6,179 and $0.36, respectively, for the year ended December 31, 2010, compared to net loss attributable to Ultralife and earnings attributable to Ultralife common shareholders per diluted share of $9,241 and $0.54, respectively, for the year ended December 31, 2009, primarily as a result of the reasons described above. Average common shares outstanding used to compute diluted earnings per share increased from 16,989,000 in 2009 to 17,166,000 in 2010, mainly due to the issuance of 200,000 shares of our common stock to the former principals of U.S. Energy pursuant to an amendment to our purchase agreement with them, stock option exercises and shares of common stock issued to our non-employee directors.

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

•	although discontinued operations does not reflect our current business operations, discontinued operations does include the costs we incurred by exiting our Energy Services business; and

•	other companies may calculate Adjusted EBITDA from continuing operations differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009

Net income (loss) attributable to Ultralife	$(2,080)	$(6,179)	$(9,241)
Add: interest expense, net	554	1,138	1,431
Add (Less): income tax provision (benefit)	528	(299)	202
Add: depreciation and amortization of financing fees	3,692	3,705	3,866
Add: amortization of intangible assets	627	817	944
Add: stock-based compensation expense	1,225	1,077	1,330
Add (Less): loss (gain) from discontinued operations, net of tax	3,702	17,377	4,026

Adjusted EBITDA	$8,248	$17,636	$2,558

Liquidity and Capital Resources

Cash Flows and General Business Matters

The following cash flow information is being presented net of continuing and discontinued operations.

As of December 31, 2011, cash and cash equivalents totaled $5,320, an increase of $679 from the beginning of the year. During the twelve months ended December 31, 2011, we generated $10,962 of cash from operating activities as compared to generating $10,909 of cash for the twelve months ended December 31, 2010. The cash from operating activities provided in 2011 was mainly attributable to our net loss of $2,138, plus an addback of $5,544 for non-cash expenses of depreciation, amortization and stock-based compensation and a loss from discontinued operations, net of tax of $3,702. Approximately $1,190 of cash was generated from working capital due mainly to decreases in accounts receivable, due to timing of orders and a decrease in accounts payable, coupled with an increase in inventories. For 2010, the cash generated from operating activities of $10,909 was mainly attributable to a net loss of $6,209, plus an addback of $5,599 for non-cash expenses of depreciation, amortization and stock-based compensation and a loss from discontinued operations of $17,377 that included an impairment charge of goodwill and long-lived assets of $13,793. Approximately $6,424 of cash was used for working capital due mainly to a decrease in inventories, offset by increases in accounts receivable due to timing of orders and a decrease in accounts payable.

We used $1,999 in cash for investing activities during 2011 compared with $1,951 in cash used for investing activities in 2010. In 2011, we spent $2,362 to purchase plant, property and equipment and $50 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”). In addition, we received $28 in cash proceeds from dispositions of property, plant and equipment and $298 relating to the reduction of the UK restricted cash. In 2010, we spent $1,762 to purchase plant, property and equipment, $464 was used to establish a restricted cash fund in connection with our U.K. operations, and $137 was used in connection with the contingent purchase price payout related to RPS. In addition, we received $445 in cash proceeds from dispositions of property, plant and equipment.

During 2011, we used $8,604 in funds from financing activities compared to the use of $10,629 in funds in 2010. The financing activities in 2011 included outflows of $8,541 for repayments on the revolver portion of our primary credit facility, $8 for principal payments on debt and capital lease obligations, $128 relating to discontinued operations and an inflow of cash from stock option exercises of $73. The financing activities in 2010 included outflows of $6,959 for repayments on the revolver portion of our primary credit facilities, $3,574 for principal payments on debt and capital lease obligations, $151 relating to discontinued operations and an inflow of cash from stock option exercises of $55.

Although we booked a full reserve for our deferred tax asset during the fourth quarter of 2006 and continued to carry this reserve as of December 31, 2011 and 2010, we continue to have significant U.S. NOL’s available to us to utilize as an offset to taxable income. As of December 31, 2011, none of our U.S. NOL’s have expired. (See Note 8 in the Notes to the Consolidated Financial Statements for additional information.)

Inventory turnover for the year ended December 31, 2011 averaged 3.0 turns compared to 3.4 turns for 2010. The decrease in this metric is mainly due to a buildup of amplifier inventory in the fourth quarter of 2011 in anticipation of a Communication Systems international contract that was announced by us on January 31, 2012, as well as the buildup of inventory for a major defense contractor order which was shipped in January 2012.

Our order backlog at December 31, 2011 was approximately $24,110, lower than in prior years, mostly due to continued delays in government orders and the completion of SATCOM systems orders in 2011. The majority of the backlog was related to orders that are expected to ship throughout 2012.

As of December 31, 2011, we had made commitments to purchase approximately $849 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.

Potential Commitments

In connection with our acquisition of Stationary Power on November 16, 2007, the purchase agreement specified an adjustment mechanism based upon Stationary Power’s closing date net worth balance relative to a previously-agreed amount of $500. The final net value of the “Net Worth”, under the stock purchase agreement, was $339, resulting in a revised initial purchase price of $9,839. In addition, there is a contingent payout of up to 100,000 shares of our common stock to be earned upon the achievement of certain post-acquisition annual sales milestones through the measurement period ended December 31, 2012. Through the year ended December 31, 2011, we have issued no shares of our common stock relating to this contingent consideration, and since we have discontinued the services offered by Stationary Power, we do not expect to make any contingent payments.

Debt and Lease Commitments

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

On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under our previous credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company. Our available borrowing under the Credit Facility fluctuates from time to time based upon amounts of eligible accounts receivable and eligible inventory. Available borrowings under the Credit Facility equals the lesser of (1) $35,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory. The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS. We are required to have at least $3,000 available under the Credit Facility at all times.

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

September 30,
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

We are required to maintain a fixed charge ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of December 31, 2011, our fixed charge ratio was 3.41 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of December 31, 2011, we had $-0- outstanding under the Credit Facility. At December 31, 2011, the interest rate on the asset based revolver component of the Credit Facility was 3.27%. As of December 31, 2011, the revolver arrangement had approximately $14,078 of borrowing capacity, including outstanding letters of credit. At December 31, 2011, we had $413 of outstanding letters of credit related to this facility.

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

Contractual Obligations

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,003	855	825	323	—
Purchase Obligations	14,745	14,745	—	—	—

Total	$16,748	$15,600	$825	$323	$—

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

Revenue recognition:

Product Sales—In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.

Service Contracts—Revenue from the sale of installation services is recognized upon customer acceptance, generally the date of installation. Revenue from fixed price engineering contracts is recognized on a proportional method, measured by the percentage of actual costs incurred to total estimated costs to complete the contract. Revenue from time and material engineering contracts is recognized as work progresses through monthly billings of time and materials as they are applied to the work pursuant to the terms in the respective contract. Revenue from customer maintenance agreements is recognized using the straight-line method over the term of the related agreements, which range from six months to three years.

Technology Contracts—We recognize revenue using the proportional method, measured by the percentage of actual costs incurred to date to the total estimated costs to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. We allocate costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred.

Deferred Revenue—For each source of revenues, we defer recognition if: i) evidence of an agreement does not exist, ii) delivery or service has not occurred, iii) the selling price is not fixed or determinable, or iv) collectability is not reasonably assured.

Valuation of Inventory:

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Our inventory includes raw materials, work in process and finished goods. We record provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The factors that contribute to inventory valuation risks are our purchasing practices, material and product obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see Item 1A—Risk Factors for further information on foreign regulations). We manage our exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

Goodwill and Other Intangible Assets:

In accordance with the revised FASB guidance for business combinations, the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value. In accordance with FASB’s guidance for the accounting of goodwill and other intangible assets, we do not amortize goodwill and intangible assets with indefinite lives, but instead evaluate these assets for impairment at least annually, or when events indicate that impairment exists. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life.

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed. This qualitative review is not applied to our other indefinite-lived intangible assets.

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the relief from a royalty income valuation approach.

We conduct our annual impairment analysis for goodwill and intangible assets with indefinite lives in October of each fiscal year. For 2011, we have identified five goodwill reporting units for analysis. We performed a qualitative analysis for four reporting units and determined it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount. Due to the narrow margin of passing the impairment testing in 2010, we elected to forego the qualitative assessment and perform quantitative impairment testing on our RedBlack reporting unit. Although this analysis did not indicate impairment, the margin of passing was again narrow for our 2011 analysis. As a result, a potential full or partial impairment may occur in 2012 if the projected operating results are not achieved or if we cannot sell the reporting unit for at least its carrying value. One of the key assumptions for achieving the projected operational results includes significant revenue growth. Although we are projecting revenue growth, we have determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our new business model. As of December 31, 2011, the RedBlack reporting unit had a goodwill carrying value of $2,025.

For 2011, we identified four trademarks for testing and, as a result of that testing, no impairment was indicated. However, due to the narrow margin of passing the testing in 2011, there is potential that the McDowell—Communications Systems trademark may become partially or fully impaired in 2012 if the projected revenue targets are not met. As of December 31, 2011, the McDowell—Communications Systems trademark had a carrying value of $2,400

Stock-Based Compensation:

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

In 2011, 2010 and 2009, in the U.S. and the U.K., we continued to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. This results from the conclusion that it is more likely than not that we would not be able to utilize our U.S. and U.K. NOL’s that had accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2011. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. In 2010 and 2009, we reported a valuation allowance for our deferred tax assets in China. As a result of our assessment at December 31, 2011, there is no longer a need to record a valuation allowance for the Chinese deferred tax assets as we determined that it is more likely than not that they will be realized. We are more likely than not to fully utilize the NOL in China and therefore have removed the immaterial valuation allowance during 2011. We continually assess the carrying value of this asset based on relevant accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks in the normal course of business, primarily interest rate risk and foreign currency risk. Our primary interest rate risk is derived from our outstanding variable-rate credit facility. In connection with our credit facility with RBS, at December 31, 2011, the interest rate is variable based on LIBOR plus 3.00%. The impact of a one percentage point change in the interest rate associated with the RBS credit facility would not have a material impact on our interest expense.

We are subject to foreign currency risk, due to fluctuations in currencies relative to the U.S. dollar. In the year ended December 31, 2011, approximately 89.7% of our sales were denominated in U.S. dollars. The remainder of our sales was denominated in U.K. pounds sterling, euros, Australian dollars, Canadian dollars, Indian rupee and Chinese yuan renminbi. A 10% change in the value of the pound sterling, the euro, Australian dollar, Canadian dollar, the rupee or the yuan renminbi to the U.S. dollar would have impacted our revenues during such period by approximately 1.0%. We monitor the relationship between the U.S. dollar and other currencies on a continuous basis and adjust sales prices for products and services sold in these foreign currencies as appropriate to safeguard against the fluctuations in the currency relative to the U.S. dollar.

We currently do not utilize derivative or other similar financial instruments to hedge our interest rate or foreign currency risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on page 46.

Page

Report of Independent Registered Public Accounting Firm, BDO USA, LLP	45

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010	46

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	47

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009	48

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	49

Notes to Consolidated Financial Statements	50

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	88

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ultralife Corporation

Newark, New York

We have audited the accompanying consolidated balance sheets of Ultralife Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of Ultralife Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultralife Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 13, 2012

ULTRALIFE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,320	$4,641
Restricted cash	166	464
Trade accounts receivable, net of allowance for doubtful accounts of $683 and $490, respectively	19,903	34,270
Inventories	34,967	33,122
Due from insurance company	1,730	1,000
Deferred tax asset—current	161	208
Income taxes receivable	220	—
Prepaid expenses and other current assets	1,766	1,949

Total current assets	64,233	75,654

Property, plant and equipment, net	12,588	14,485

Other assets:
Goodwill	18,356	18,276
Intangible assets, net	5,533	6,150
Security deposits and other long-term assets	105	270

	23,994	24,696

Total Assets	$100,815	$114,835

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$—	$8,717
Accounts payable	13,766	16,338
Income taxes payable	11	54
Accrued compensation	1,394	1,701
Accrued vacation	784	681
Deferred revenue	1,786	2,887
Deferred tax liability—current	187	—
Other current liabilities	5,230	5,967

Total current liabilities	23,158	36,345

Long-term liabilities:
Debt and capital lease obligations	—	251
Deferred tax liability—long-term	4,170	3,906
Other long-term liabilities	261	538

Total long-term liabilities	4,431	4,695

Commitments and contingencies (Note 6)

Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued—18,716,921 and 18,639,683, respectively	1,874	1,865
Capital in excess of par value	172,309	171,020
Accumulated other comprehensive income (loss)	(985)	(1,262)
Accumulated deficit	(92,280)	(90,200)

	80,918	81,423

Less —Treasury stock, at cost—1,372,757 and 1,371,900 shares outstanding, respectively	7,658	7,652

Total Ultralife equity	73,260	73,771

Noncontrolling interest	(34)	24

Total shareholders’ equity	73,226	73,795

Total Liabilities and Shareholders’ Equity	$100,815	$114,835

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Revenues	$139,386	$166,819	$154,295
Cost of products sold	103,993	120,163	118,986

Gross profit	35,393	46,656	35,309

Operating expenses:
Research and development (including $313, $409 and $448 of amortization of intangible assets, respectively)	8,595	8,755	9,451
Selling, general, and administrative (including $314, $408 and $496 of amortization of intangible assets, respectively)	24,323	26,039	29,407

Total operating expenses	32,918	34,794	38,858

Operating income (loss)	2,475	11,862	(3,549)

Other income (expense):
Interest income	5	—	21
Interest expense	(559)	(1,138)	(1,452)
Miscellaneous	171	145	(23)

Income (loss) from continuing operations before income taxes	2,092	10,869	(5,003)

Income tax provision (benefit)—current	32	(557)	31
Income tax provision—deferred	496	258	171

Total income taxes provision (benefit)	528	(299)	202

Net income (loss) from continuing operations	1,564	11,168	(5,205)

Discontinued operations:
Loss from discontinued operations, net of tax	(3,702)	(17,377)	(4,026)

Net income (loss)	(2,138)	(6,209)	(9,231)

Net (income) loss attributable to noncontrolling interest	58	30	(10)

Net income (loss) attributable to Ultralife	$(2,080)	$(6,179)	$(9,241)

Net income (loss) attributable to Ultralife common shareholders—basic
Continuing operations	$0.09	$0.65	$(0.31)
Discontinued operations	$(0.21)	$(1.01)	$(0.23)

Total	$(0.12)	$(0.36)	$(0.54)

Net income (loss) attributable to Ultralife common shareholders—diluted
Continuing operations	$0.09	$0.65	$(0.31)
Discontinued operations	$(0.21)	$(1.01)	$(0.23)

Total	$(0.12)	$(0.36)	$(0.54)

Weighted average shares outstanding—basic	17,304	17,157	16,989

Weighted average shares outstanding—diluted	17,336	17,166	16,989

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, Except Per Share Amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in	Foreign Currency	Other
	Number		excess of	Translation	Unrealized	Accumulated	Treasury	Noncontrolling
	of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Interest	Total

Balance as of December 31, 2008	18,227,009	$1,815	$167,259	$(1,918)	$(12)	$(74,780)	$(4,232)	$21	$88,153

Comprehensive loss:
Net loss						(9,241)		10	(9,231)
Other comprehensive income (loss):
Foreign currency translation adjustments				662					662
Unrealized loss on interest rate swap arrangements					12				12

Other comprehensive income									674

Comprehensive loss									(8,557)

Investment in India JV by noncontrolling interest								23	23
Short-swing profit recovery			6						6
Stock-based compensation related to stock options			964				—		964
Shares issued and compensation under restricted stock grants	7,756	—	100						100
Shares purchased in connection with stock repurchase program	—	—	—				(3,326)		(3,326)
Shares issued in connection with AMTI acquisition	21,340	2	134						136
Shares issued to directors	46,339	5	261						266
Shares issued under stock option and warrant exercises	82,472	9	340						349

Balance as of December 31, 2009	18,384,916	$1,831	$169,064	$(1,256)	$—	$(84,021)	$(7,558)	$54	$78,114

Comprehensive loss:
Net loss						(6,179)		(30)	(6,209)
Other comprehensive income (loss):
Foreign currency translation adjustments				(6)					(6)

Other comprehensive loss									(6)

Comprehensive loss									(6,215)

Stock-based compensation related to stock options			670				—		670
Shares issued (cancelled) and compensation under restricted stock grants	(27,535)	—	92				(94)		(2)
Shares issued in connection with US Energy acquisition contingent earn-out	200,000	20	838						858
Shares issued to directors	66,301	13	302						315
Shares issued under stock option and warrant exercises	16,001	1	54						55

Balance as of December 31, 2010	18,639,683	$1,865	$171,020	$(1,262)	$—	$(90,200)	$(7,652)	$24	$73,795

Comprehensive loss:
Net loss						(2,080)		(58)	(2,138)
Other comprehensive income (loss):
Foreign currency translation adjustments				277					277

Other comprehensive income									277

Comprehensive loss									(1,861)

Stock-based compensation related to stock options			946				—		946
Shares issued (cancelled) and compensation under restricted stock grants	(2,905)	—	(27)				(6)		(33)
Shares issued to directors	61,643	7	299						306
Shares issued under stock option exercises	18,500	2	71						73

Balance as of December 31, 2011	18,716,921	$1,874	$172,309	$(985)	$—	$(92,280)	$(7,658)	$(34)	$73,226

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

OPERATING ACTIVITIES
Net loss	$(2,138)	$(6,209)	$(9,231)
Loss from discontinued operations, net of tax	3,702	17,377	4,026
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of financing fees	3,692	3,705	3,866
Amortization of intangible assets	627	817	944
(Gain) loss on long-lived asset disposal and write-offs	76	(217)	79
Foreign exchange (gain) loss	(95)	(124)	49
Gain on litigation settlement	—	—	(1,256)
Non-cash stock-based compensation	1,225	1,077	1,330
Changes in deferred income taxes	496	258	171
Provision for loss on accounts receivable	237	(216)	188
Provision for inventory obsolescence	1,537	387	1,123
Provision for warranty charges	591	602	436
Provision for workers' compenstion obligation	(217)	(303)	170
Changes in operating assets and liabilities:
Accounts receivable	14,081	(3,096)	(125)
Inventories	(5,453)	2,113	5,527
Income taxes receivable	(220)	—	—
Prepaid expenses and other current assets	232	(737)	(99)
Insurance receivable relating to fires	(1,730)	—	—
Income taxes payable	(43)	26	(554)
Accounts payable and other liabilities	(5,677)	(4,730)	(4,829)

Net cash provided by operating activities from continuing operations	10,923	10,730	1,815
Net cash provided by operating activities from discontinued operations	39	179	217

Net cash provided by operating activities	10,962	10,909	2,032

INVESTING ACTIVITIES
Purchase of property and equipment	(2,362)	(1,762)	(1,820)
Proceeds from asset disposal	28	445	—
Change in restricted cash	298	(464)	—
Payment for acquired companies, net of cash acquired	(50)	(137)	(6,766)

Net cash used in investing activities from continuing operations	(2,086)	(1,918)	(8,586)
Net cash provided from (used in) investing activities from discontinued operations	87	(33)	(215)

Net cash used in investing activities	(1,999)	(1,951)	(8,801)

FINANCING ACTIVITIES
Net change in revolving credit facilities	(8,541)	(6,959)	15,500
Proceeds from issuance of common stock	73	55	349
Proceeds from issuance of debt	—	—	751
Principal payments on debt and capital lease obligations	(8)	(3,574)	(2,359)
Purchase of treasury stock	—	—	(3,326)
Short-swing profit recovery	—	—	6

Net cash used in financing activities from continuing operations	(8,476)	(10,478)	10,921
Net cash used in financing activities from discontinued operations	(128)	(151)	(160)

Net cash used in financing activities	(8,604)	(10,629)	10,761

Effect of exchange rate changes on cash	320	218	224

Change in cash and cash equivalents	679	(1,453)	4,216

Cash and cash equivalents at beginning of period	4,641	6,094	1,878

Cash and cash equivalents at end of period	$5,320	$4,641	$6,094

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$413	$845	$1,289

Cash paid for income taxes	$295	$1	$605

Noncash investing and financing activities:
Issuance of common stock for acquired companies	$—	$858	$—

Purchase of property and equipment via capital lease payable	$—	$303	$102

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Note 1—Summary of Operations and Significant Accounting Policies

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of Ultralife Corporation, our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), ABLE New Energy Co., Limited, and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), RedBlack Communications, Inc. (“RedBlack”) and Ultralife Energy Services Corporation (“UES”), and our majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”). Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which we do not have a controlling interest are accounted for using the equity method, if our interest is greater than 20%. Investments in entities in which we have less than a 20% ownership interest are accounted for using the cost method.

c.	Management’s Use of Judgment and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Key areas affected by estimates include: (a) reserves for deferred tax assets, excess and obsolete inventory, warranties, and bad debts; (b) profitability on development contracts; (c) various expense accruals; (d) stock-based compensation; and, (e) carrying value of goodwill and intangible assets. Our actual results could differ from these estimates.

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

Changes in our allowance for doubtful accounts during the years ended December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Balance at beginning of year	$490	$1,024	$1,086
Amounts charged (credited) to expense	237	(216)	188
Amounts credited to other accounts	(2)	(7)	(42)
Uncollectible accounts written-off, net of recovery	(42)	(311)	(208)

Balance at end of year	$683	$490	$1,024

g.	Inventories

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

i.	Long-Lived Assets, Goodwill and Intangibles

We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. As a result of this assessment, we recognized a non-cash impairment of $269 and $4,250 in property, plant and equipment and amortizable intangible assets, respectively, in the year ended December 31, 2010. (See Note 3 for additional information.) We did not record any material impairments of long-lived assets in the years ended December 31, 2011 and 2009.

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

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed. This qualitative review is not applied to our other indefinite-lived intangible assets.

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the relief from a royalty income valuation approach.

As a result of this assessment, we recognized a non-cash impairment of $7,974 and $1,300 in goodwill and intangible assets with indefinite lives, respectively, in the year ended December 31, 2010. (See Note 3 for additional information.) There were no impairments of goodwill and intangible assets with indefinite lives in the years ended December 31, 2011 and 2009.

Based on the final valuations for amortizable intangible assets acquired in the AMTI acquisition during 2009, and the ABLE and McDowell acquisitions during 2006, we project our amortization expense will be approximately $496, $401, $308, $228 and $167 for the fiscal years ending December 31, 2012 through 2016, respectively.

j.	Translation of Foreign Currency

The financial statements of our foreign affiliates are translated into U.S. dollar equivalents in accordance with FASB’s guidance for foreign currency translation, with translation adjustments recorded as a component of accumulated other comprehensive income. Exchange gains (losses) relate to foreign currency transactions included in net income (loss) for the years ended December 31, 2011, 2010 and 2009 were $95, $124, and $(49), respectively.

k.	Revenue Recognition

Product Sales—In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on the date of delivery. A provision is made at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.

Services—Revenue from the sale of installation services is recognized upon customer acceptance, generally the date of installation. Revenue from fixed price engineering contracts is recognized on a proportional method, measured by the percentage of actual costs incurred to total estimated costs to complete the contract. Revenue from time and material engineering contracts is recognized as work progresses through monthly billings of time and materials as they are applied to the work pursuant to the terms in the respective contract. Revenue from customer maintenance agreements is recognized using the straight-line method over the term of the related agreements, which range from six months to three years.

Technology Contracts—We recognize revenue using the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete the contract. Elements of cost include direct material, labor and overhead. If a loss on a contract is estimated, the full amount of the loss is recognized immediately. We allocate costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred.

Deferred Revenue—For each source of revenues, we defer recognition if: i) evidence of an agreement does not exist, ii) delivery or service has not occurred, iii) the selling price is not fixed or determinable, or iv) collectability is not reasonably assured.

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

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $792, $1,200, and $1,090 for the years ended December 31, 2011, 2010 and 2009, respectively.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services.

In 2011, we in entered into a collaboration agreement with The New York State Energy Research and Development Authority (“NYSERDA”), to develop and demonstrate a large hybrid grid-connected energy storage system. As part of this agreement, we will construct and use a prototype energy storage system at our Corporate Headquarters in Newark, New York. Pursuant to the terms of the agreement, NYSERDA will reimburse us for certain construction and project research and development costs. During the year ended December 31, 2011, recoveries from NYSERDA for construction costs and project research and development costs were $254 and $56, respectively, and are reflected in the property, plant and equipment, net line on our Consolidated Balance Sheets as of December 31, 2011 and the research and development line on our Consolidated Statements of Operations for the year ended December 31, 2011, respectively.

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

A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. As of December 31, 2011, we continued to recognize a valuation allowance on our net deferred tax asset to the extent they are not able to be offset by future reversing temporary differences, based on a consistent evaluation methodology that was used for 2009 and 2010. The assessment of the realizability of the U.S. NOL was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2011. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. For the years ended December 31, 2009 and 2010, we also recorded a valuation allowance on our net deferred tax asset. A valuation allowance was required for the years ended December 31, 2011, 2010 and 2009 related to our U.K. subsidiary due to the history of losses at that facility. A valuation allowance was required for the years ended December 31, 2010 and 2009 related to our ABLE subsidiary due to the history of losses at that facility. For the year ended December 31, 2011, we determined that it is more likely than not that we will fully utilize the NOL related to our ABLE subsidiary and therefore have removed the immaterial valuation allowance during 2011.

We have adopted the provisions of FASB’s guidance for the Accounting for Uncertainty in Income Taxes. We have recorded no liability for income taxes associated with unrecognized tax benefits during 2009 and 2010. In 2011, we had unrecognized tax benefits related to uncertain tax positions which have been recorded as a decrease in our NOL. We have not recorded any interest or penalty in regard to any unrecognized benefit. Interest and penalties would begin to accrue in the period in which the NOL’s related to the uncertain tax positions are utilized. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).

r.	Concentration Related to Customers and Suppliers

During the year ended December 31, 2011, we had one major customer, Harris Corporation which comprised 21% of our revenue. During the year ended December 31, 2010, we had two major customers, U.S. Department of Defense and Port Electronics Corp., which comprised 12% and 11% of our revenue, respectively. During the year ended December 31, 2009, we had two major customers, the U.S. Department of Defense and Harris Corporation, which comprised 29% and 11% of our revenue, respectively. There were no other customers that comprised greater than 10% of our total revenues during the years ended December 31, 2011, 2010 and 2009.

We have no customers that comprised greater than 10% of our trade accounts receivables as of December 31, 2011 and 2010.

Currently, we do not experience significant seasonal trends in our revenues. However, a downturn in the U.S. economy, such as the one that we recently experienced, or lower demand from the U.S., U.K. and other foreign governments could result in lower sales.

We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. Department of Defense have been substantial during 2011, 2010 and 2009, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.

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

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at December 31, 2011 and 2010. The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments. The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.

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

Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the years ended December 31, 2011, 2010 and 2009, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Net Income (Loss) from continuing operations attributable to Ultralife	$1,622	$11,198	$(5,215)
Net Income (Loss) from continuing operations attributable to participating securities (unvested restricted stock awards) (3,000, 18,000 and -0- shares, respectively)	—	(12)	—

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	1,622	11,186	(5,215)
Effect of Dilutive Securities:
Convertible Notes Payable	—	—	—

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders—Adjusted (b)	$1,622	$11,186	$(5,215)

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$(3,702)	$(17,377)	$(4,026)
Effect of Dilutive Securities:
Convertible Notes Payable	—	—	—

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders—Adjusted (d)	$(3,702)	$(17,377)	$(4,026)

Average Common Shares Outstanding—Basic (e)	17,304	17,157	16,989
Effect of Dilutive Securities:
Stock Options / Warrants	32	9	—
Convertible Notes Payable	—	—	—

Average Common Shares Outstanding—Diluted (f)	17,336	17,166	16,989

EPS—Basic (a/e)—continuing operations	$0.09	$0.65	$(0.31)
EPS—Basic (c/e)—discontinued operations	$(0.21)	$(1.01)	$(0.23)
EPS—Diluted (b/f)—continuing operations	$0.09	$0.65	$(0.31)
EPS—Diluted (d/f)—discontinued operations	$(0.21)	$(1.01)	$(0.23)

There were 2,105,228 outstanding stock options, warrants and restricted stock awards as of December 31, 2011, that were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 252,218 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the year ended December 31, 2011.

There were 1,762,265 outstanding stock options, warrants and restricted stock awards as of December 31, 2010, that were not included in EPS as the effect would be anti-dilutive. The dilutive effect of 49,477 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the year ended December 31, 2010. There were 1,833,134 outstanding stock options, warrants and restricted stock awards as of December 31, 2009, that were not included in EPS as the effect would be anti-dilutive. We also had 236,919 shares of common stock at December 31, 2009 reserved under convertible notes payable, which were not included in EPS as the effect would be anti-dilutive. For the year ended December 31, 2009, diluted earnings (loss) per share was the equivalent of basic earnings (loss) per share due to the net loss.

u.	Stock-Based Compensation

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

v.	Segment Reporting

We report segment information in accordance with FASB’s guidance on Disclosures about Segments of an Enterprise and Related Information. We have two operating segments. The basis for determining our operating segments is the manner in which financial information is used by us in our operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

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

w.	Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU No. 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011, with early adoption permitted. We adopted this standard during our annual impairment review process in the fourth quarter of 2011. Adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, which is our current presentation. Further, in December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date of ASU No. 2011-05’s requirement to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income so that the FASB can reconsider those requirements during calendar 2012. These standards will be effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of the standards will only impact the presentation of our consolidated financial statements and is not expected to result in a material impact on our consolidated results of operations and financial condition.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations—a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-29 amends accounting guidance concerning disclosure of supplemental pro forma information for business combinations. If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only. The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments. ASU No. 2010-29 became effective for fiscal years beginning on or after December 15, 2010 and applies to business combinations completed on or after that date. The adoption of this pronouncement did not have a significant impact on our financial statements. The future impact of adopting this pronouncement will depend on the future business combinations that we may pursue.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU No. 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 became effective for annual and interim reporting periods beginning after December 15, 2010, and any impairment identified at the time of adoption was recognized as a cumulative-effect adjustment to beginning retained earnings. The adoption of this pronouncement did not have a significant impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 became effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this pronouncement did not have a significant impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides additional guidance to improve disclosures regarding fair value measurements. ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for fiscal years beginning after December 15, 2010. The partial adoption of ASU 2010-06, as of January 1, 2010, did not have a material impact on our financial statements. The adoption of the deferred portions of ASU 2010-06, as of January 1, 2011, did not have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB EITF”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 became effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a significant impact on our financial statements.

Note 2—Acquisitions and Dispositions & Exit Activities

2011 Activity

Ultralife Energy Services Corporation

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

The actions taken to exit our Energy Services segment resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months. As of the end of the second quarter of 2011, all exit activities with respect to our Energy Services segment were completed. As a result, the presentation of results herein excludes the Energy Services segment from the results of continuing operations. The following amounts have been reported as discontinued operations for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Net sales	$3,891	$11,758	$17,814

Loss from discontinued operations	(3,702)	(17,748)	(3,837)
(Provision) Benefit for income taxes	—	371	(189)

Loss from discontinued operations, net of tax	(3,702)	(17,377)	(4,026)

Included in the Loss from discontinued operations described above, we recorded the following exit charges:

September 30,
Year Ended
December 31, 2011
Inventory and fixed asset write-downs	$941
Employee related, including termination benefits	703
Lease termination costs	250
Other costs	1,030

Total Exit Costs	$2,924

Cash Component	$1,984

2009 Activity

We accounted for the following acquisition in accordance with the purchase method of accounting provisions of the revised FASB guidance for business combinations, whereby the purchase price paid to effect an acquisition is allocated to the acquired tangible and intangible assets and liabilities at fair value.

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

The results of operations of AMTI and the estimated fair value of assets acquired and liabilities assumed were included in our Condensed Consolidated Financial Statements beginning on the acquisition date. For the year ended December 31, 2010, AMTI contributed net sales of $14,001 and net income of $2,134. From the date of acquisition through

December 31, 2009, AMTI contributed net sales of $11,354 and net income of $1,744. Pro forma information has not been presented, as it would not be materially different from amounts reported. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $4,684 was recorded as goodwill in the amount of $1,033. The acquired goodwill has been assigned to the Communications Systems segment and is expected to be fully deductible for income tax purposes.

The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

September 30,
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

Note 3—Supplemental Balance Sheet Information

a.	Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	September 30,	September 30,
	December 31,
	2011	2010
Raw materials	$20,097	$18,250
Work in process	4,770	6,649
Finished products	10,100	8,223

	$34,967	$33,122

b.	Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Land	$123	$123
Buildings and Leasehold Improvements	7,000	6,188
Machinery and Equipment	44,770	45,714
Furniture and Fixtures	1,894	1,702
Computer Hardware and Software	3,815	3,652
Construction in Progress	641	582

	58,243	57,961
Less: Accumulated Depreciation	45,655	43,476

	$12,588	$14,485

Estimated costs to complete construction in progress as of December 31, 2011 and 2010 was approximately $1,032 and $372, respectively.

Depreciation expense was $3,629, $3,768, and $3,929 for the years ended December 31, 2011, 2010, and 2009, respectively.

c.	Impairment of Goodwill, Intangible Assets and Long-Lived Assets

We applied the provisions of FASB ASC Topic 820, including the early adoption of ASU 2011-08 described in Note 1, during the annual goodwill impairment analysis performed in October 2011. The first, optional, step of the goodwill analysis is to determine if it is more likely than not that the fair value of the identified reporting units exceeds the respective carrying value. This qualitative analysis includes but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. We performed the qualitative assessment on four out of five of the identified reporting units noting that no further testing was indicated. If a reporting unit does not pass or is not subjected to the qualitative assessment, the fair value of the reporting unit is determined when performing the quantitative assessment. The fair value for our one reporting unit subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used an income approach, to estimate the fair value of the reporting unit, using Level 3 inputs. To estimate the fair value of the reporting unit, we used significant estimates and judgmental factors. The key estimates and factors used in the valuation model included revenue growth rates and profit margins based on internal forecasts, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples. As a result of the goodwill impairment test performed during 2011, no impairment was indicated. The fair value measurements of the reporting units included unobservable inputs defined above that are classified as Level 3 inputs.

During 2011, we also evaluated our indefinite lived intangible assets for impairment utilizing valuation methods that are classified as Level 3 inputs. Based upon the results of this evaluation, no impairment was indicated.

During 2011, we also evaluated certain fixed assets for impairment utilizing valuation methods that are classified as Level 3 inputs. Based upon the results of this evaluation, no material impairment was indicated.

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

We also recognized non-cash impairments of certain fixed assets during the year ended December 31, 2010. The impairment charges were calculated by determining the fair value of the fixed assets using unobservable inputs including market data for transactions involving similar assets. These inputs were classified as Level 3 inputs.

d.	Goodwill

The following table summarizes the goodwill activity by segment for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Battery &	Communications	Discontinued
	Energy Products	Systems	Operations	Total

Balance at December 31, 2009	$4,687	$13,701	$7,048	$25,436

Adjustments to purchase price allocation	—	(183)	926	743
Impairment charge	—	—	(7,974)	(7,974)
Effect of foreign currency translations	71	—	—	71

Balance at December 31, 2010	4,758	13,518	—	18,276

Effect of foreign currency translations	80	—	—	80

Balance at December 31, 2011	$4,838	$13,518	$—	$18,356

e.	Other Intangible Assets

The composition of intangible assets was:

	September 30,	September 30,	September 30,
	December 31, 2011
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,563	$—	$3,563
Patents and technology	4,492	3,440	1,052
Customer relationships	3,993	3,143	850
Distributor relationships	378	310	68
Non-compete agreements	396	396	—

Total intangible assets	$12,822	$7,289	$5,533

	September 30,	September 30,	September 30,
	December 31, 2010
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,559	$—	$3,559
Patents and technology	4,474	3,108	1,366
Customer relationships	3,955	2,820	1,135
Distributor relationships	364	274	90
Non-compete agreements	395	395	—

Total intangible assets	$12,747	$6,597	$6,150

Amortization expense for intangible assets was $627, $1,428, and $1,683 for the years ended December 31, 2011, 2010 and 2009, respectively.

The change in the cost value of total intangible assets is a result of the effect of foreign currency translations.

Note 4—Operating Leases

We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $1,494, $1,479 and $1,334 for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
2012	2013	2014	2015	2016 and beyond
$ 855	$490	$335	$258	$65

Note 5—Debt and Capital Leases

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

On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under our previous credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company. Our available borrowing under the Credit Facility fluctuates from time to time based upon amounts of eligible accounts receivable and eligible inventory. Available borrowings under the Credit Facility equals the lesser of (1) $35,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory. The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS. We are required to have at least $3,000 available under the Credit Facility at all times.

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

September 30,
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

We are required to maintain a fixed charge ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of December 31, 2011, our fixed charge ratio was 3.41 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of December 31, 2011, we had $-0- outstanding under the Credit Facility. At December 31, 2011, the interest rate on the asset based revolver component of the Credit Facility was 3.27%. As of December 31, 2011, the revolver arrangement had approximately $14,078 of borrowing capacity, including outstanding letters of credit. At December 31, 2011, we had $413 of outstanding letters of credit related to this facility.

Convertible Notes Payable

On November 16, 2007, under the terms of the stock purchase agreement for Stationary Power Services, Inc. (“SPS”), we issued a $4,000 subordinated convertible promissory note to be held by the previous owner of SPS for partial consideration of the purchase price. The $4,000 subordinated convertible promissory note carried a three-year term, bore interest at the rate of 5% per year and was convertible at $15.00 per share into 266,667 shares of our common stock, with a forced conversion feature at $17.00 per share. We evaluated the terms of the conversion feature under applicable accounting literature, including FASB’s guidance in accounting for derivative instruments and hedging activities and accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and concluded that this feature should not be separately accounted for as a derivative. Effective March 28, 2009, we entered into Amended and Restated Subordinated Convertible Promissory Note (“Amended Note”) with William Maher, the former owner of SPS. The Amended Note reduced the principal amount under the original subordinated convertible promissory note (“Original Note”), as issued in connection with the SPS acquisition in November 2007, by $580 to $3,420. This reduction was an offset of amounts owed to SPS from WMSP Holdings, LLC (an entity wholly owned by William Maher). There were no other revisions to any of the other terms of the Original Note. In February 2010, in connection with the closing on the new credit facility with RBS, we made a prepayment of $129 on the outstanding principal balance of the Amended Note. In April 2010, we changed the name of Stationary Power Services, Inc. to Ultralife Energy Services Corporation. The Amended Note matured on November 16, 2010, with principal and accrued interest due in full, totaling $3,312. We paid the $3,312 amount primarily from cash on hand and cash generated from operations, in addition to borrowing from our credit facility.

Note 6—Commitments and Contingencies

a.	Indemnity

The Delaware General Corporation Law provides that directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance as our agents or trustees.

b.	Purchase Commitments

As of December 31, 2011, we have made commitments to purchase approximately $849 of production machinery and equipment.

c.	Royalty Agreements

Technology underlying certain of our products is based in part on non-exclusive transfer agreements. In 2003, we entered into an agreement with Saft Groupe S.A., to license certain tooling for battery cases. The licensing fee associated with this agreement is based on a percentage of the sales price of the individual battery case, up to a maximum of one dollar per battery case. The total royalty expense reflected in 2011, 2010 and 2009 was $5, $242 and $19, respectively. This agreement expires in the year 2017.

d.	Government Grants/Loans

In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of December 31, 2011, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that both of these commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the CDBG.

In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of December 31, 2011, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In September 2010, we received an extension for this commitment to March 31, 2011. In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that both of these commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the RIFG.

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

We have an employment contract with Peter F. Comerford, our Vice-President of Administration & General Counsel and Secretary, with automatic one-year renewals unless terminated by either party. This agreement provides for a minimum salary, as adjusted for annual increases, and may include incentive bonuses based upon attainment of specified management goals. This agreement also provides for severance payments in the event of specified termination of employment. In addition, this agreement provides for a lump sum payment in the event of termination of employment in association with a change in control.

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

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Balance at beginning of year	$1,314	$1,211	$1,026
Accruals for warranties issued	591	602	436
Settlements made	(1,066)	(499)	(251)

Balance at end of year	$839	$1,314	$1,211

g.	Post Audits of Government Contracts

We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of December 31, 2011, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry were consolidated and the US Attorney’s Office represented the government in connection with these matters. Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment. In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April 2011 to negotiate a settlement that would be in the best interests of our customers, employees and shareholders. On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice. As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011. On June 1, 2011, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense that provides that we shall pay the U.S. $2,700 plus accrued interest thereon at the rate of 2.625% per annum from May 6, 2011, with principal payments of $1,000, $567, $567 and $566 being due on June 8, 2011, December 1, 2011, June 1, 2012 and December 1, 2012, respectively. Each principal payment will be accompanied by a payment of accrued interest. As of December 31, 2011, we have made the first two required payments.

h.	Legal Matters

We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen, in the State of New York Supreme Court, County of Wayne (Index No. 73379). In our Complaint, we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee. We allege that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen has breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us. We seek damages as determined at trial and preliminary and permanent injunctive relief. The defendants have answered the allegations set forth in the Complaint, without asserting any counterclaims. Discovery has commenced and is ongoing.

On December 5, 2011, Arista served us with a Complaint it filed on November 29, 2011 in the State of New York Supreme Court, County of Monroe (Index No. 11-13896) against us, our officers, several of our directors, and an employee. In its Complaint, Arista alleges that we and our named defendants have violated the terms of a Confidentiality Agreement with Arista and have unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60,000. Arista seeks damages, an accounting, and preliminary and permanent injunctive relief. We and our officers, directors and employee named in the Complaint have yet to answer the allegations set forth in the Complaint.

On December 21, 2011, we and our officers, directors and employee named in Arista’s Complaint filed a motion to dismiss Arista’s Complaint against our officers, directors and employee as Arista’s Complaint fails to state any cause of action against any of them and dismissing the claim of fraud against our officers, directors and employee. Subsequently, Arista filed an Amended Complaint alleging essentially the same causes of action but adding additional factual allegations against us and our officers, directors and employee. In addition, Arista filed a motion to disqualify our outside legal counsel representing us and our officers, directors and employee in both Arista’s Complaint and our Complaint against Arista. In response, we and our officers, directors and employee filed a new motion to dismiss Arista’s Complaint against us in its entirety and seeking dismissal of the fraud claim against us. Arista’s motion to disqualify our outside legal counsel was denied on February 10, 2012. On March 9, 2012, the Court issued its decision on our motion to dismiss, granting the motion to the extent of dismissing some claims against us, but denying the motion to dismiss the individuals from the lawsuit at this preliminary stage.

We initiated the September 23, 2011 Complaint against Arista Power to protect our customers, employees and shareholders from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees. Protecting our collective intellectual property and know-how, developed at great cost to us to form our competitive position in the marketplace and create value for our shareholders, is a fundamental responsibility of all our employees.

We believe the November 29, 2011 Arista Complaint is retaliatory and without merit. Our development of the foundation for the new product concept for which Arista claims we allegedly used its trade secrets commenced in 2008, long prior to the departure of those individuals who now constitute the executive team of Arista. Furthermore, we believe the purported damage of $60,000 being claimed by Arista is based solely on the reduction in its market capitalization between November 2009 and the filing date of the Complaint. This market value loss is totally unrelated to any actions on account of us, and claims for recovery of this or any other amount are legally and factually baseless.

Accordingly, we will vigorously pursue our complaint against Arista and defend what we believe to be a meritless action on the part of Arista Power.

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

9-Volt Battery Litigation

In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleges damages associated with claims of breach of warranty in an amount of approximately $1,100. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the consolidated financial statements as of December 31, 2011.

Communications Systems Litigation

In October 2008, we filed a summons and complaint against one of our vendors seeking to recover at least $3,600 in damages, plus interest resulting from the vendor’s breach of contract and failure to perform by failing to timely deliver product and delivering product that failed to conform to the contractual requirements. The vendor filed an answer and counterclaim in November 2008 denying liability to us for breach of contract and asserting various counterclaims for non-payment, fraud, unjust enrichment, unfair and deceptive trade practices, breach of covenant of good faith and fair dealing, negligent misrepresentation, and tortuous interference with contract and prospective economic advantage. In its answer and counterclaims, the vendor claims damages in excess of $3,500 plus interest and other incidental, consequential and punitive damages. In September 2009, we settled all claims related to the litigation. Pursuant to the settlement, we agreed to pay the vendor $1,500 of the $3,556 that we had previously reflected in the accounts payable line of our Consolidated Balance Sheets relating to this matter. We further agreed to issue an $800 credit on future purchases to our customer in this matter. This $800 credit was utilized in full during the fourth quarter of 2009. As a result, we have recognized a net gain on litigation settlement of $1,256, and which has been reflected in the cost of products sold line on our Consolidated Statements of Operations for the year ended December 31, 2009.

Battery & Energy Products Litigation

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

Environmental Matter

In conjunction with our purchase/lease of our Newark, New York facility in 1998, we entered into a payment-in-lieu of tax agreement, which provided us with real estate tax concessions upon meeting certain conditions. In connection with this agreement, a consulting firm performed a Phase I and II Environmental Site Assessment, which revealed the existence of contaminated soil and ground water around one of the buildings. We retained an engineering firm, which estimated that the cost of remediation should be in the range of $230. In February 1998, we entered into an agreement with a third party, which provides that we and this third party will retain an environmental consulting firm to conduct a supplemental Phase II investigation to verify the existence of the contaminants and further delineate the nature of the environmental concern. The third party agreed to reimburse us for fifty percent (50%) of the cost of correcting the environmental concern on the Newark property. We have fully reserved for our portion of the estimated liability. Test sampling was completed in the spring of 2001, and the engineering report was submitted to the New York State Department of Environmental Conservation (“NYSDEC”) for review. The NYSDEC reviewed the report and, in January 2002, recommended additional testing. We responded by submitting a work plan to the NYSDEC, which was approved in April 2002. We sought proposals from engineering firms to complete the remedial work contained in the work plan. A firm was selected to undertake the remediation and in December 2003 the remediation was completed, and was overseen by the NYSDEC. The report detailing the remediation project, which included the test results, was forwarded to the NYSDEC and to the New York State Department of Health (“NYSDOH”). The NYSDEC, with input from the NYSDOH, requested that we perform additional sampling. A work plan for this portion of the project was written and delivered to the NYSDEC and approved. In November 2005, additional soil, sediment and surface water samples were taken from the area outlined in the work plan, as well as groundwater samples from the monitoring wells. We received the laboratory analysis and met with the NYSDEC in March 2006 to discuss the results. On June 30, 2006, the Final Investigation Report was delivered to the NYSDEC by our outside environmental consulting firm. In November 2006, the NYSDEC completed its review of the Final Investigation Report and requested additional groundwater, soil and sediment sampling. A work plan to address the additional investigation was submitted to the NYSDEC in January 2007 and was approved in April 2007. Additional investigation work was performed in May 2007. A preliminary report of results was prepared by our outside environmental consulting firm in August 2007 and a meeting with the NYSDEC and NYSDOH took place in September 2007. As a result of this meeting, the NYSDEC and NYSDOH requested additional investigation work. A work plan to address this additional investigation was submitted to and approved by the NYSDEC in November 2007. Additional investigation work was performed in December 2007. Our environmental consulting firm prepared and submitted a Final Investigation Report in January 2009 to the NYSDEC for review. The NYSDEC reviewed and approved the Final Investigation Report in June 2009 and requested the development of a Remedial Action Plan. Our environmental consulting firm developed and submitted the requested plan for review and approval by the NYSDEC. In October 2009, we received comments back from the NYSDEC regarding the content of the remediation work plan. Our environmental consulting firm incorporated the requested changes and submitted a revised work plan to the NYSDEC in January 2010 for review and approval. Upon approval from the NYSDEC, environmental remediation work was completed in July and August 2010. Our environmental consulting firm prepared a Final Engineering report which was submitted to the NYSDEC for review and approval in October 2010. Comments on the Final Engineering report and associated documents were received from the NYSDEC in December 2010. Our environmental consulting firm revised the Final Engineering report and submitted the report and associated documents to the NYSDEC for review and approval in January 2011. In May 2011, the NYSDEC administratively closed remedial activities associated with the approved work plan. In September 2011, the NYSDEC issued an Assignable Release and Covenant Not to Sue document. As a result, anticipated costs are not expected to exceed those currently reserved. Through December 31, 2011, total costs incurred have amounted to approximately $383, none of which has been capitalized. At December 31, 2011 and December 31, 2010, we had $8 and $22, respectively, reserved for this matter.

i.	Workers’ Compensation Self-Insured Trust

From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State. All members of this trust had, by design, joint and several liability during the time they participated in the trust. In August 2006, we left the self-insured trust and obtained alternative coverage for our workers’ compensation program through a third-party insurer. In the third quarter of 2006, we confirmed that the trust was in an underfunded position (i.e. the assets of the trust were insufficient to cover the actuarially projected liabilities associated with the members in the trust). In the third quarter of 2006, we recorded a liability and an associated expense of $350 as an estimate of our potential future cost related to the trust’s underfunded status based on our estimated level of participation. On April 28, 2008, we, along with all other members of the trust, were served by the State of New York Workers’ Compensation Board (“Compensation Board”) with a Summons with Notice that was filed in Albany County Supreme Court, wherein the Compensation Board put all members of the trust on notice that it would be seeking approximately $1,000 in previously billed and unpaid assessments and further assessments estimated to be not less than $25,000 arising from the accumulated estimated under-funding of the trust. The Summons with Notice did not contain a complaint or a specified demand. We timely filed a Notice of Appearance in response to the Summons with Notice. On June 16, 2008, we were served with a Verified Complaint. Subject to the results of a deficit reconstruction that was pending, the Verified Complaint estimated that the trust was underfunded by $9,700 during the period of December 1, 1997 – November 30, 2003 and an additional $19,400 for the period December 1, 2003 – August 31, 2006. The Verified Complaint estimated our pro-rata share of the liability for the period of December 1, 1997 – November 30, 2003 to be $195. The Verified Complaint did not contain a pro-rata share liability estimate for the period of December 1, 2003-August 31, 2006. Further, the Verified Complaint stated that all estimates of the underfunded status of the trust and the pro-rata share liability for the period of December 1, 1997-November 30, 2003 were subject to adjustment based on a forensic audit of the trust that was being conducted on behalf of the Compensation Board by a third-party audit firm. We timely filed our Verified Answer with Affirmative Defenses on July 24, 2008. In November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust. As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 instead of $29,100 during the period December 1, 1997 to August 31, 2006. Our pro-rata share of the liability was determined to be $452. The Attorney General’s office proposed a settlement by which we could avoid joint and several liability in exchange for a settlement payment of $520. Under the terms of the settlement agreement, we could satisfy our obligations by either paying (i) a lump sum of $468, representing a 10% discount, (ii) paying the entire amount in twelve monthly installments of $43 commencing the month following execution of the settlement agreement, or (iii) paying the entire amount in monthly installments over a period of up to five years, with interest of 6.0, 6.5, 7.0, and 7.5% for the two, three, four and five year periods, respectively. We elected the twelve monthly installments option and on May 3, 2010, we received written notice from the Attorney General’s office that the Compensation Board had decided to proceed with the settlement, as proposed, and that payments would commence in June 2010. As of December 31, 2011, we have made all payments under this settlement and have no further obligations outstanding relating to this matter. On October 11, 2011, an order was filed with the Albany County Clerk wherein this lawsuit was discontinued against us.

Note 7—Shareholders’ Equity

a.	Preferred Stock

We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2011, no preferred shares were issued or outstanding.

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

On April 27, 2010, we entered into Amendment No. 2 to the USE asset purchase agreement. Under the terms of Amendment No. 2, we agreed to issue an aggregate of 200,000 shares of our unregistered common stock, valued at approximately $858, in full satisfaction of our outstanding obligations to the Selling Shareholders under the USE asset purchase agreement. Amendment No. 2 did not change our original assessment that the contingent payout of shares of common stock was related to the acquisition of the assets of USE. Accordingly, we reflected the payment as additional purchase price. This adjustment resulted in an increase to goodwill of $858.

In February 2011, we issued 11,276 unrestricted shares of common stock to our non-employee directors, valued at $77. In May 2011, we issued 17,036 unrestricted shares of common stock to our non-employee directors, valued at $76. In August 2011, we issued 15,981 unrestricted shares of common stock to our non-employee directors, valued at $77. In November 2011, we issued 17,350 unrestricted shares of common stock to our non-employee directors, valued at $76.

c.	Treasury Stock

At December 31, 2011 and 2010, we had 1,372,757 and 1,371,900 shares, respectively, of treasury stock outstanding, valued at $7,658 and $7,652, respectively. The increase in treasury shares related to the vesting of restricted stock awards for certain key employees, a portion of which were withheld as treasury shares to cover estimated individual income taxes, since the vesting of such awards is a taxable event for the individuals.

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

	September 30,	September 30,	September 30,	September 30,
	2009		2008
Years Ended December 31,	Shares	Amount	Shares	Amount

First Quarter	416,305	$3,326	—	$—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	212,108	1,815

Total	416,305	$3,326	212,108	$1,815

d.	Stock Options

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

Our shareholders have approved various equity-based plans that permit the grant of stock options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of stock options outside of these plans.

In June 2004, shareholders adopted the 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. Through shareholder approved amendments to the LTIP in 2006, 2008 and 2011, the total number of authorized under the LTIP increased to 2,900,000.

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2011, there were 2,258,228 stock options outstanding under the LTIP.

On December 19, 2005, we granted our former President and Chief Executive Officer, John, D. Kavazanjian, an option to purchase 48,000 shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval. Shareholder approval was obtained on June 8, 2006. The stock option is fully vested and expires on June 8, 2013.

On March 7, 2008, in connection with his becoming employed by us, we granted our Chief Financial Officer and Treasurer, Philip A. Fain, an option to purchase 50,000 shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option is fully vested and expires on March 7, 2015.

On June 9, 2009, in connection with his becoming employed by us, we granted our former Vice-President of Finance and Chief Financial Officer, John C. Casper, an option to purchase 30,000 shares of common stock at $7.18 per share outside of any of our equity-based compensation plans. The option was to vest in annual increments of 10,000 shares over a three-year period commencing June 9, 2010. As a result of his resignation in November 2009, this option was forfeited.

On December 30, 2010, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, options to purchase shares of common stock under the LTIP as follows: (i) 50,000 shares at $6.42, vesting in annual increments of 12,500 shares over a four-year period commencing December 30, 2011; (ii) 250,000 shares at $6.42, vesting in annual increments of 62,500 shares over a four-year period commencing December 30, 2011; (iii) 200,000 shares at $10.00, with vesting to begin on the date the stock reaches a closing price of $10.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date; and (iv) 200,000 shares at $15.00, with vesting to begin on the date the stock reaches a closing price of $15.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date. All such options in items (i) and (ii) shall expire on December 30, 2017. All such options in items (iii) and (iv) shall expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020. The options set forth in items (ii), (iii) and (iv) were subject to shareholder approval of an amendment to the LTIP, which approval was obtained on June 7, 2011.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the LTIP. The option vests in annual increments of 12,500 shares over a four-year period commencing December 30, 2011. The option expires on December 30, 2017.

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $946, $670 and $964 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $1,730 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.25 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Risk-free interest rate	0.97%	1.67%	1.69%
Volatility factor	61.62%	80.61%	67.75%
Dividends	0.00%	0.00%	0.00%
Weighted average expected life (years)	3.78	3.56	3.55
Forfeiture rate	15.00%	14.00%	10.00%

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards. The following weighted average assumptions were used to value market performance stock options granted during the year ended December 31, 2011. There were no market performance stock options granted during the years ended December 31, 2010 or 2009.

September 30,
Year Ended
December 31,
2011

Risk-free interest rate	2.74%
Volatility factor	63.78%
Dividends	0.00%
Weighted average expected life (years)	5.51
Forfeiture rate	0.00%

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

The following table summarizes data for the stock options issued by us:

	September 30,	September 30,	September 30,	September 30,
Year Ended December 31, 2011
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Shares under option at beginning of year	1,794,694	$9.71
Options granted	1,113,900	7.96
Options exercised	(18,500)	3.94
Options cancelled	(533,866)	12.30

Shares under option at end of year	2,356,228	$8.34	5.02 years	$25

Vested and expected to vest as end of year	2,077,030	$8.74	4.89 years	$22
Options exercisable at end of year	989,972	$9.62	2.97 years	$16

	September 30,	September 30,	September 30,	September 30,
	2010		2009
Year Ended December 31,	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share

Shares under option at beginning of year	1,805,107	$10.99	1,651,007	$12.33
Options granted	468,250	5.41	620,070	5.71
Options exercised	(14,000)	3.91	(103,860)	4.59
Options cancelled	(464,663)	10.51	(362,110)	9.86

Shares under option at end of year	1,794,694	$9.71	1,805,107	$10.99

Options exercisable at end of year	1,103,100	$12.28	1,697,301	$11.22

The following table represents additional information about stock options outstanding at December 31, 2011:

	September 30,xxxx	September 30,xxxx	September 30,xxxx	September 30,xxxx	September 30,xxxx
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding at December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2011	Weighted- Average Exercise Price
$3.91-$ 3.91	224,500	4.68	$3.91	144,167	$3.91
$ 4.41-$ 4.41	169,584	5.12	$4.41	58,753	$4.41
$ 4.42-$ 4.42	318,000	6.94	$4.42	-0-	$0.00
$ 4.70-$ 6.37	122,800	5.84	$5.28	13,501	$5.00
$ 6.42-$ 6.42	300,000	6.00	$6.42	75,000	$6.42
$ 6.58-$ 9.70	225,166	4.94	$7.64	114,002	$8.46
$ 9.84-$12.00	410,283	4.23	$10.22	210,283	$10.42
$ 12.18-$12.96	269,395	1.85	$12.79	257,766	$12.81
$ 13.22-$16.15	295,000	6.23	$14.67	95,000	$13.97
$ 17.12-$17.12	21,500	0.25	$17.12	21,500	$17.12

$ 3.91-$17.12	2,356,228	5.02	$8.34	989,972	$9.62

The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.04, $3.06 and $2.77. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2011, 2010 and 2009 was $45, $43 and $390.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in 2011, 2010 or 2009. Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2011, 2010 and 2009 was $73, $55 and $226, respectively.

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

f.	Restricted Stock Awards

No restricted stock was awarded during the years ended December 31, 2011 and 2010.

During 2009, we issued 16,286 time-vested restricted stock awards to our executive officers. The restrictions will lapse over a three-year period in equal installments, commencing on the first anniversary of the grant date (January 14, 2009). As of December 31, 2011, 7,364 of these shares had vested, and 7,704 of these shares were forfeited.

During 2009, we issued 6,000 time-vested restricted stock awards to our former Vice-President of Finance and Chief Financial Officer, John C. Casper. The restrictions were to lapse over a two-year period in equal installments, commencing on the first anniversary of the grant date (June 9, 2009). As a result of his resignation in November 2009, this restricted stock award was forfeited.

During 2009, we issued 2,500 performance-vested restricted stock awards to our former Vice-President of Finance and Chief Financial Officer, John C. Casper. The restrictions were to lapse only if we met or exceeded the same predetermined target for our operating performance for 2009 as used for determining cash awards pursuant to the non-equity incentive plan. As a result of his resignation in November 2009, this restricted stock award was forfeited.

Restricted stock grants awarded during the years ended December 31, 2011, 2010 and 2009 had the following values:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Number of shares awarded	—	—	24,786
Weighted average fair value per share	$0.00	$0.00	$7.44
Aggregate total value	$—	$—	$185

The activity of restricted stock grants of common stock for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	September 30,	September 30,
		Weighted Average
	Number of Shares	Grant Date Fair Value

Unvested at December 31, 2008	76,664	$11.47
Granted	24,786	7.44
Vested	(31,093)	11.60
Forfeited	(23,830)	9.81

Unvested at December 31, 2009	46,527	$11.42
Granted	—	0.00
Vested	(9,944)	12.69
Forfeited	(27,535)	10.80

Unvested at December 31, 2010	9,048	$11.94
Granted	—	0.00
Vested	(4,925)	12.01
Forfeited	(2,905)	12.07

Unvested at December 31, 2011	1,218	$11.33

We recorded compensation cost related to restricted stock grants of $(27), $92 and $100 for the years ended December 31, 2011, 2010 and 2009, respectively. During the third quarter of 2009, we determined that the performance measures for certain performance-based restricted stock grants would not be achieved. Therefore, these restricted stock grants did not vest, and we reversed the prior period recognized expense of $301 for these performance-based restricted stock grants. As of December 31, 2011, we had $1 of total unrecognized compensation expense related to restricted stock grants, which is expected to be recognized over the remaining weighted average period of approximately 0.04 years. The total fair value of these grants that vested during the years ended December 31, 2011, 2010 and 2009 was $32, $44 and $209, respectively.

g.	Reserved Shares

We have reserved 2,939,723, 2,065,366, and 2,106,617 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2011, 2010, and 2009, respectively.

Note 8—Income Taxes

The provision for income taxes expense (benefit) consists of:

	September 30,	September 30,	September 30,
	December 31,	December 31,	December 31,
	2011	2010	2009

Current—Continuing Operations:
Federal	$—	$(582)	$17
State	32	25	14
Foreign	—	—	—

	32	(557)	31

Current—Discontinued Operations:
Federal	$—	$—	$—
State	—	2	—

	—	2	—

Deferred—Continuing Operations:
Federal	277	258	171
State	—	—	—
Foreign	219	—	—

	496	258	171

Deferred—Discontinued Operations:
Federal	—	(373)	189
State	—	—	—

	—	(373)	189

Total	$528	$(670)	$391

We reflected a tax expense of $528 for the year ended December 31, 2011. The 2011 tax provision is principally a result of the increase in the net deferred tax liability related to liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. In addition, we incurred state and foreign income taxes in 2011.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Deferred tax liabilities:
Property, plant and equipment	$763	$661
Intangible assets and other	4,437	3,789

Total deferred tax liabilities	5,200	4,450

Deferred tax assets:
Net operating loss carryforwards	17,578	16,146
Intangible assets	5,079	5,423
Accrued expenses, reserves and other	4,531	5,101
Investments	342	342

Total deferred tax assets	27,530	27,012

Valuation allowance for deferred tax assets	(26,526)	(26,260)

Net deferred tax assets	1,004	752

Net deferred tax liability	$(4,196)	$(3,698)

The $4,196 net deferred tax liability for the year ended December 31, 2011 is comprised of a current deferred tax liability of $187 and a long-term deferred tax liability of $4,170, offset in part by a current deferred tax asset of $161. The $3,698 net deferred tax liability for the year ended December 31, 2010 is comprised of a long-term deferred tax liability of $3,906, offset in part by a current deferred tax asset of $208.

In 2011, 2010 and 2009, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. This results from the conclusion that it is more likely than not that we would not utilize our U.S. and U.K. NOL’s that had accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2011. We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes. In 2010 and 2009, we reported a valuation allowance for our deferred tax assets in China. As a result of our assessment at December 31, 2011, there is no longer a need to record a valuation allowance for the Chinese deferred tax assets as we determined that it is more likely than not that they will be realized. We are more likely than not to fully utilize the NOL in China and therefore have removed the immaterial valuation allowance during 2011. We continually assess the carrying value of this asset based on relevant accounting standards.

As of December 31, 2011, we have foreign and domestic NOL’s totaling approximately $57,977 available to reduce future taxable income. Foreign loss carryforwards of approximately $11,479 can be carried forward indefinitely. The domestic NOL carryforward of $46,498 expires from 2019 through 2031. The domestic NOL carryforward includes approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2011, 2010 and 2009. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

For financial reporting purposes, income (loss) from continuing operations before income taxes is as follows:

	September 30,	September 30,	September 30,
	December 31,	December 31,	December 31,
	2011	2010	2009

United States	$3,747	$12,295	$(2,353)
Foreign	(1,655)	(1,426)	(2,650)

Total	$2,092	$10,869	$(5,003)

There are no undistributed earnings of our foreign subsidiaries, at December 31, 2011 or December 31, 2010.

We have been granted a tax holiday in China. As a result of new legislation effective for 2008, ABLE’s corporate income rate increased to 9%, which was 50% of the 2008 tax rate of 18%. For 2009, ABLE’s corporate income rate increased to 10%, which was 50% of the normal 20% tax rate for the jurisdiction in which we operate. Thereafter, our tax rate in China will be phased in until ultimately reaching a rate of 25% in 2012. During the years ended December 31, 2011, 2010 and 2009, we realized no tax benefits from the tax holiday due to taxable losses.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

	September 30,	September 30,	September 30,
	December 31,	December 31,	December 31,
	2011	2010	2009

Provision/(benefit) computed using the statutory rate	34.0%	34.0%	(34.0)%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	1.0	(0.1)	0.2
Foreign	26.8	4.4	11.0
Valuation allowance/deferred impact	(46.5)	(42.8)	17.0
Compensation	8.7	1.7	7.3
Other	1.2	0.1	2.5

Provision (benefit) for income taxes	25.2%	(2.7)%	4.0%

In 2011, the provision for income taxes was higher than what would be expected if the statutory rate were applied to pretax income. This is due to the continuation of reflecting a full valuation allowance for our U.S. and U.K. deferred tax assets, and as a result of the mix of earnings in foreign jurisdictions.

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

Our unrecognized tax benefits related to uncertain tax positions at December 31, 2011 relate to Federal and various state jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

	September 30,	September 30,	September 30,
Years ended December 31,
	2011	2010	2009

Balance at beginning of the year	$—	$—	$—
Increases related to the current year tax positions	6,779	—	—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Expiration of statute of limitations for assessment of taxes	—	—	—
Settlements	—	—	—
Balance at the end of the year	—	—	—

	$6,779	$—	$—

The total unrecognized tax benefit balance at December 31, 2011 is comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance. As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on the effective tax rate.

We are not required to accrue interest and penalties as the unrecognized tax benefits have been recorded as a decrease in our NOL. Interest and penalties would begin to accrue in the period in which the NOL’s related to the uncertain tax positions are utilized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. State and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 1999 through 2011 remain subject to examination by the Internal Revenue Service (“IRS”) due to our NOL carryforwards. Our U.S. tax matters for the years 1999 through 2011 remain subject to examination by various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2006 through 2011 remain subject to examination by the respective foreign tax jurisdiction authorities. The IRS has completed the examination of our 2009 US Federal income tax return, with no resulting material effect to our financial position or results of operations.

Note 9—401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the Board of Directors discretion, authorize an employer contribution based on a portion of the employees’ contributions. Effective February 2004, the Board of Directors approved our matching of employee contributions at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. In November 2005, the employer match was suspended in an effort to conserve cash. In October 2007, the employer match was reinstated at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. During the fourth quarter of 2009, the employer match was temporarily suspended in an effort to conserve cash and control costs. In January 2010, the employer match was reinstated at the rate of 50% of the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2011, 2010, and 2009 we contributed $381, $379, and $333, respectively.

Note 10—Business Segment Information

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such we report segment performance at the gross profit level and operating expenses as Corporate charges.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Battery &
	Energy	Communications	Discontinued
2011	Products	Systems	Operations	Corporate	Total
Revenues	$108,203	$31,183	$—	$—	$139,386
Segment contribution	25,169	10,224	—	(32,918)	2,475
Interest expense, net				(554)	(554)
Miscellaneous				171	171
Income taxes-current				(32)	(32)
Income taxes-deferred				(496)	(496)
Loss from discontinued operations			(3,702)		(3,702)
Noncontrolling interest				58	58

Net income attributable to Ultralife					(2,080)

Total assets	51,351	38,833	23	10,608	100,815
Capital expenditures	1,209	1,026	—	127	2,362
Depreciation and amortization	2,471	191	93	1,657	4,412
Stock-based compensation	70	6	1	1,148	1,225

	September 30,	September 30,	September 30,	September 30,	September 30,
	Battery &
	Energy	Communications	Discontinued
2010	Products	Systems	Operations	Corporate	Total
Revenues	$105,126	$61,693	$—	$—	$166,819
Segment contribution	24,844	21,812	—	(34,794)	11,862
Interest expense, net				(1,138)	(1,138)
Miscellaneous				145	145
Income taxes-current				557	557
Income taxes-deferred				(258)	(258)
Loss from discontinued operations			(17,377)		(17,377)
Noncontrolling interest				30	30

Net income attributable to Ultralife					(6,179)

Total assets	59,790	38,898	6,184	9,963	114,835
Capital expenditures	1,182	195	54	384	1,815
Depreciation and amortization	2,537	115	211	2,487	5,350
Stock-based compensation	107	7	20	943	1,077

	September 30,	September 30,	September 30,	September 30,	September 30,
	Battery &
	Energy	Communications	Discontinued
2009	Products	Systems	Operations	Corporate	Total
Revenues	$107,165	$47,130	$—	$—	$154,295
Segment contribution	21,379	13,930	—	(38,858)	(3,549)
Interest expense, net				(1,431)	(1,431)
Miscellaneous				(23)	(23)
Income taxes-current				(31)	(31)
Income taxes-deferred				(171)	(171)
Loss from discontinued operations			(4,026)		(4,026)
Noncontrolling interest				(10)	(10)

Net income attributable to Ultralife					(9,241)

Total assets	54,559	48,305	18,341	9,961	131,166
Capital expenditures	1,042	163	215	615	2,035
Depreciation and amortization	2,540	189	170	2,828	5,727
Stock-based compensation	36	—	18	1,276	1,330

Geographical Information

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Revenues			Long-Lived Assets
	2011	2010	2009	2011	2010	2009
United Kingdom	$11,727	$19,507	$8,765	$334	$515	$730
China	8,748	5,706	2,604	1,370	1,413	1,479
Hong Kong	484	1,255	1,242	—	—	—
India	104	356	384	52	65	65
Europe, excluding United Kingdom	8,091	11,665	9,389	—	—	—
Japan	1,440	1,232	1,190	—	—	—
Singapore	567	1,011	362	—	—	—
Canada	5,245	8,441	5,328	—	—	—
Australia	1,815	1,086	1,193	—	—	—
Other	5,357	4,980	3,337	—	—	—

Total Non-U.S.	43,578	55,239	33,794	1,756	1,993	2,274

United States	95,808	111,580	120,501	10,832	12,492	14,374

Total	$139,386	$166,819	$154,295	$12,588	$14,485	$16,648

Long-lived assets represent the sum of the net book value of property, plant and equipment.

Note 11—Fire at Manufacturing Facility

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The fire occurred after business hours and was fully extinguished quickly with no injuries, and the plant was back in full operation shortly thereafter with no significant disruption in supply or service to customers. We maintain adequate insurance coverage for this operation.

The total amount of the loss pertaining to assets and the related expenses was approximately $1,573. The majority of the insurance claim is related to the recovery of damaged inventory. As of December 31, 2011, we reflect a receivable from the insurance company relating to this claim of $1,441, which is net of our deductible of approximately $132. The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Condensed Consolidated Statements of Operations.

Note 12—Subsequent Events

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business. As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our new business model and decided to refocus our operations on profitable growth opportunities presented in the other product lines that comprise our business segments, Battery & Energy Products and Communication Systems. Since 2008, our RedBlack Communications business has incurred significant operating losses. We are seeking to sell our RedBlack business as a going concern and will be engaging appropriate professionals to assist in that effort. We anticipate that the actions taken to divest the RedBlack Communications business will result in the elimination of approximately 30 jobs and the transfer of the RedBlack facility located in Hollywood, Maryland in connection the divestiture. We cannot predict at this time when the closing of any divestiture transaction will occur. Commencing with the first quarter of 2012 and concluding with the ultimate closing of the transaction, the results of RedBlack operations and related divestiture costs will be reported as a discontinued operation.

We cannot at this time determine an estimate or a range of estimates of the extent of the restructuring charges we will incur in connection with the RedBlack divestiture.

Note 13—Selected Quarterly Information (unaudited)

The following table presents reported net revenues, gross margin (net sales less cost of products sold), net income (loss) attributable to Ultralife—continuing operations, net income (loss) attributable to Ultralife—discontinued operations, net income (loss) attributable to Ultralife common share—continuing operations, basic and diluted, and net income (loss) attributable to Ultralife common share—discontinued operations, basic and diluted, for each quarter during the past two years:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter ended
	April 3,	July 3,	Oct 2,	Dec 31,	Full
2011	2011	2011	2011	2011	Year
Revenues	$28,456	$43,555	$36,006	$31,369	$139,386
Gross profit	4,538	11,797	9,639	9,419	35,393
Net income (loss) attributable to Ultralife—continuing operations	(4,033)	2,578	1,388	1,689	1,622
Net income (loss) attributable to Ultralife—discontinued operations	(1,657)	(2,139)	—	94	(3,702)
Net income (loss) attributable to Ultralife common shares—continuing operations—basic	(0.23)	0.15	0.08	0.10	0.09
Net income (loss) attributable to Ultralife common shares—discontinued operations—basic	(0.10)	(0.12)	0.00	0.00	(0.21)
Net income (loss) attributable to Ultralife common shares—continuing operations—diluted	(0.23)	0.15	0.08	0.10	0.09
Net income (loss) attributable to Ultralife common shares—discontinued operations—diluted	(0.10)	(0.12)	0.00	0.00	(0.21)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter ended
	March 28,	June 27,	Sept 26,	Dec 31,	Full
2010	2010	2010	2010	2010	Year
Revenues	$36,469	$33,647	$50,812	$45,891	$166,819
Gross profit	9,839	9,006	15,125	12,686	46,656
Net income (loss) attributable to Ultralife—continuing operations	1,232	583	5,992	3,391	11,198
Net income (loss) attributable to Ultralife—discontinued operations	(945)	(563)	(1,466)	(14,403)	(17,377)
Net income (loss) attributable to Ultralife common shares—continuing operations—basic	0.07	0.03	0.35	0.20	0.65
Net income (loss) attributable to Ultralife common shares—discontinued operations—basic	(0.05)	(0.03)	(0.09)	(0.84)	(1.01)
Net income (loss) attributable to Ultralife common shares—continuing operations—diluted	0.07	0.03	0.35	0.20	0.65
Net income (loss) attributable to Ultralife common shares—discontinued operations—diluted	(0.05)	(0.03)	(0.09)	(0.83)	(1.01)

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

Evaluation Of Disclosure Controls And Procedures—Our president and chief executive officer (principal executive officer) and our chief financial officer and treasurer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, our president and chief executive officer and chief financial officer and treasurer concluded that our disclosure controls and procedures were effective as of such date.

Changes In Internal Controls Over Financial Reporting—There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter of the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting—Our management team is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations of internal control systems, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

BDO USA, LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued a report on the operating effectiveness of our internal control over financial reporting. A copy of the report follows:

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

Board of Directors and Shareholders

Ultralife Corporation

Newark, New York

We have audited Ultralife Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultralife Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultralife Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultralife Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 13, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2012 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

	September 30,	September 30,	September 30,
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,307,446	$8.25	598,995

Equity compensation plans not approved by security holders	50,000	12.74	—

Total	2,357,446	$8.34	598,995

See Note 7 in Notes to Consolidated Financial Statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Corporate Governance—General” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Proposal to Ratify the Selection of Independent Registered Accounting Firm—Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts See Item 15 (c)

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Incorporated By Reference from:

3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011

4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)

10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement

10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)

10.4†	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of our Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984 (the “2001 Registration Statement”)

10.5†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662

10.6	Agreement on Transfer of Shares in ABLE New Energy Co., Limited dated January 25, 2006	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended April 1, 2006 (the “March 2006 10-Q)

10.7	First Amendment to Agreement on Transfer of Shares in ABLE New Energy Co., Limited	Exhibit 10.2 of the March 2006 10-Q

10.8	Agreement on Transfer of Equity Shares in ABLE New Energy Co., Ltd dated January 25, 2006	Exhibit 10.3 of the March 2006 10-Q

10.9†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737

Exhibit Index	Description of Document	Incorporated By Reference from:

10.10	Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007	Exhibit 10.1 of the Form 10-Q for the fiscal quarter ended September 29, 2007, filed November 7, 2007

10.11	Stock Purchase Agreement by and among Stationary Power Services, Inc., William Maher, and the Registrant dated October 30, 2007	Exhibit 10.48 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008

10.12	Subordinated Convertible Promissory Note with William Maher	Exhibit 10.49 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008

10.13	Stock Purchase Agreement by and among Reserve Power Systems, Inc., William Maher, Edward Bellamy, and the Registrant dated October 30, 2007	Exhibit 10.50 of the Form 10-K for the year ended December 31, 2007, filed March 19, 2008

10.14	Amended and Restated Subordinated Promissory Note with William Maher effective March 28, 2009	Exhibit 10.3 of the Form 10-Q for the fiscal quarter ended March 29, 2009, filed May 7, 2009

10.15†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349

10.16†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349

10.17	Asset Purchase Agreement by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated October 31, 2008	Exhibit 10.34 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.18	Asset Purchase Agreement by and among U.S. Power Services, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated October 31, 2008	Exhibit 10.35 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009

10.19	Amendment No.1 to the Stock Purchase Agreement by and among Innovative Solutions Consulting, Inc., Michele A. Aloisio, Marc DeLaVergne, Thomas R. Knowlton, Kenneth J. Wood, W. Michael Cooper, and the Registrant, dated September 12, 2007	Exhibit 99.1 of the Form 8-K filed on February 13, 2009

10.20†	Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of the Form 8-K filed on July 9, 2009

10.21†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.22	Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.33 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.23	Revolving Credit Note with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.34 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

Exhibit Index	Description of Document	Incorporated By Reference from:

10.24	Form of Security Agreement between RBS Business Capital, a division of RBS Asset Finance, Inc. and each of Ultralife Corporation, McDowell Research Co., Inc., RedBlack Communications, Inc. and Stationary Power Services, Inc. dated as of February 17, 2010	Exhibit 10.35 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.25	Pledge and Security Agreement in favor of RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.36 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.26	Negative Pledge – Real Property with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.37 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.27	Patents Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.38 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.28	Trademark Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.39 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.29	Amendment No. 2 to the Asset Purchase Agreement dated October 31, 2008 by and among U.S. Energy Systems, Inc., Ken Cotton, Shawn O’Connell, Simon Baitler, and the Registrant and Stationary Power Services, Inc. dated April 27, 2010	Exhibit 10.9 of the Form 10-Q for the fiscal quarter ended March 28, 2010, filed May 7, 2010

10.30†	Addendum to Employment Agreement between the Registrant and John D. Kavazanjian	Exhibit 99.1 of Form 8-K filed on May 27, 2010

10.31†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011

10.32	First Amendment to Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.1 of the Form 8-K filed on January 21, 2011

10.33†	Revised definition of “Change in Control” for Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011

10.34	Settlement Agreement between the Registrant and the United States of America dated June 1, 2011	Exhibit 10.1 of the Form 8-K filed on June 2, 2011

10.35†	Agreement, Release and Waiver of all Claims with Patrick R. Hanna, Jr. dated July 15, 2011	Filed herewith

10.36†	Amendment No. 4 to Ultralife Corporation Amended and Restated Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235

21	Subsidiaries	Filed herewith

23.1	Consent of BDO USA, LLP	Filed herewith

31.1	CEO 302 Certifications	Filed herewith

31.2	CFO 302 Certifications	Filed herewith

Exhibit Index	Description of Document	Incorporated By Reference from:

32	906 Certifications	Filed herewith

100.INS	XBRL Instance Document	Filed herewith

100.SCH	XBRL Taxonomoy Extension Schema Document	Filed herewith

100.CAL	XBRL Taxonomoy Calculation Linkbase Document	Filed herewith

100.LAB	XBRL Taxonomoy Label Linkbase Document	Filed herewith

100.PRE	XBRL Taxonomoy Presentation Linkbase Document	Filed herewith

100.DEF	XBRL Taxonomoy Definition Document	Filed herewith

*	Confidential treatment has been granted as to certain portions of this exhibit.

†	Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules.

The following financial statement schedules of the Registrant are filed herewith:

Schedule II—Valuation and Qualifying Accounts

	September 30,	September 30,	September 30,	September 30,	September 30,
	Additions
	December 31, 2010	Charged to Expense	Charged to Other Accounts	Deductions	December 31, 2011
Allowance for doubtful accounts	$490	$237	$(2)	$42	$683
Inventory reserves	3,781	1,537	1,074	1,233	5,159
Warranty reserves	1,314	591	—	1,066	839
Deferred tax valuation allowance	26,260	496	—	231	26,525

	September 30,	September 30,	September 30,	September 30,	September 30,
	Additions
	December 31, 2009	Charged to Expense	Charged to Other Accounts	Deductions	December 31, 2010
Allowance for doubtful accounts	$1,024	$(216)	$(7)	$311	$490
Inventory reserves	3,990	387	(10)	586	3,781
Warranty reserves	1,211	602	—	499	1,314
Deferred tax valuation allowance	25,775	(115)	—	(600)	26,260

	September 30,	September 30,	September 30,	September 30,	September 30,
	Additions
	December 31, 2008	Charged to Expense	Charged to Other Accounts	Deductions	December 31, 2009
Allowance for doubtful accounts	$1,086	$188	$(42)	$208	$1,024
Inventory reserves	2,850	1,123	17	—	3,990
Warranty reserves	1,026	436	—	251	1,211
Deferred tax valuation allowance	23,605	360	—	(1,810)	25,775

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 12, 2012	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2012	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 12, 2012	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 12, 2012	/s/ Steven M. Anderson
Steven M. Anderson (Director)

Date: March 12, 2012	/s/ Patricia C. Barron
Patricia C. Barron (Director)

Date: March 12, 2012	/s/ James A. Croce
James A. Croce (Director)

Date: March 12, 2012	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 12, 2012	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 12, 2012	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 12, 2012	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

Index to Exhibits

10.35	Agreement, Release and Waiver of all Claims with Patrick R. Hanna, Jr. dated July 15, 2011

21	Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document