Form 10-Q
period 2012-04-01
ULTRALIFE CORP
filed 2012-05-10
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

or

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

Common stock, $.10 par value – 17,388,435 shares of common stock outstanding, net of 1,372,757 treasury shares, as of April 29, 2012.

ULTRALIFE CORPORATION

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements

ULTRALIFE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited) April 1, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,136	$5,320
Restricted cash	171	166
Trade accounts receivable (less allowance for doubtful accounts of $664 at April 1, 2012 and $683 at December 31, 2011)	18,469	19,903
Inventories	31,788	34,967
Due from insurance company	1,746	1,730
Deferred tax asset - current	161	161
Income taxes receivable	189	220
Prepaid expenses and other current assets	1,916	1,766

Total current assets	58,576	64,233

Property, plant and equipment, net	12,200	12,588

Other assets:
Goodwill	18,378	18,356
Intangible assets, net	5,412	5,533
Security deposits and other long-term assets	98	105

	23,888	23,994

Total Assets	$94,664	$100,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$19	$—
Accounts payable	8,994	13,766
Income taxes payable	11	11
Deferred tax liability - current	145	187
Other current liabilities	8,753	9,194

Total current liabilities	17,922	23,158

Long-term liabilities:
Deferred tax liability - long-term	4,237	4,170
Other long-term liabilities	193	261

Total long-term liabilities	4,430	4,431

Commitments and contingencies (Note 10)
Shareholders’ equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,757,192 at April 1, 2012 and 18,716,921 at December 31, 2011	1,878	1,874
Capital in excess of par value	172,745	172,309
Accumulated other comprehensive loss	(837)	(985)
Accumulated deficit	(93,782)	(92,280)

	80,004	80,918
Less - Treasury stock, at cost - 1,372,757 shares at April 1, 2012 and 1,372,757 shares at December 31, 2011 outstanding	7,658	7,658

Total Ultralife equity	72,346	73,260
Noncontrolling interest	(34)	(34)

Total shareholders’ equity	72,312	73,226

Total Liabilities and Shareholders’ Equity	$94,664	$100,815

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Amounts)

(unaudited)

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Revenues	$27,501	$27,915
Cost of products sold	20,908	23,501

Gross profit	6,593	4,414

Operating expenses:
Research and development (including $65 and $78, respectively, of amortization of intangible assets)	2,139	2,505
Selling, general, and administrative (including $60 and $79, respectively, of amortization of intangible assets)	5,743	5,845

Total operating expenses	7,882	8,350

Operating income (loss)	(1,289)	(3,936)
Other income (expense):
Interest income	1	1
Interest expense	(104)	(156)
Miscellaneous	52	299

Income (loss) from continuing operations before income taxes	(1,340)	(3,792)

Income tax provision-current	79	4
Income tax provision-deferred	12	54

Total income taxes provision	91	58

Net income (loss) from continuing operations	(1,431)	(3,850)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(71)	(1,853)

Net income (loss)	(1,502)	(5,703)
Net (income) loss attributable to noncontrolling interest	—	13

Net income (loss) attributable to Ultralife	$(1,502)	$(5,690)

Other comprehensive income (loss):
Foreign currency translation adjustments	148	227

Comprehensive income (loss) attributable to Ultralife	$(1,354)	$(5,463)

Net income (loss) attributable to Ultralife common shareholders - basic
Continuing operations	$(0.08)	$(0.22)
Discontinued operations	$(0.01)	$(0.11)

Total	$(0.09)	$(0.33)

Net income (loss) attributable to Ultralife common shareholders - diluted
Continuing operations	$(0.08)	$(0.22)
Discontinued operations	$(0.01)	$(0.11)

Total	$(0.09)	$(0.33)

Weighted average shares outstanding - basic	17,358	17,276

Weighted average shares outstanding - diluted	17,358	17,276

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
OPERATING ACTIVITIES
Net income (loss)	$(1,502)	$(5,703)
Loss from discontinued operations, net of tax	71	1,853
Adjustments to reconcile net income (loss) from continuing operations to net cash provided from operating activities:
Depreciation and amortization of financing fees	880	923
Amortization of intangible assets	125	157
(Gain) loss on long-lived asset disposal and write-offs	6	—
Foreign exchange gain	(46)	(290)
Non-cash stock-based compensation	341	284
Changes in deferred income taxes	12	54
Changes in operating assets and liabilities:
Accounts receivable	1,882	13,237
Inventories	3,178	(9,224)
Income taxes receivable	29	—
Prepaid expenses and other current assets	(160)	66
Income taxes payable	—	(24)
Accounts payable and other liabilities	(6,016)	702

Net cash provided from (used in) operating activities from continuing operations	(1,200)	2,035
Net cash provided from operating activities from discontinued operations	—	31

Net cash provided from (used in) operating activities	(1,200)	2,066

INVESTING ACTIVITIES
Purchase of property and equipment	(209)	(492)
Payments for acquired companies, net of cash acquired	—	(50)

Net cash used in investing activities from continuing operations	(209)	(542)
Net cash provided from investing activities from discontinued operations	—	15

Net cash used in investing activities	(209)	(527)

FINANCING ACTIVITIES
Net change in revolving credit facility	19	1,654
Proceeds from issuance of common stock	99	53
Principal payments on debt and capital lease obligations	—	(2)

Net cash provided from financing activities from continuing operations	118	1,705
Net cash used in financing activities from discontinued operations	—	(40)

Net cash provided from financing activities	118	1,665

Effect of exchange rate changes on cash	107	301

Change in cash and cash equivalents	(1,184)	3,505
Cash and cash equivalents at beginning of period	5,320	4,641

Cash and cash equivalents at end of period	$4,136	$8,146

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$47	$28

Cash paid for interest	$69	$163

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands – Except Share and Per Share Amounts)

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation and our subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements contained in our Form 10-K for the twelve-month period ended December 31, 2011.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Our monthly closing schedule is a 4/4/5 weekly-based cycle for each fiscal quarter, as opposed to a calendar month-based cycle for each fiscal quarter. While the actual dates for the quarter-ends will change slightly each year, we believe that there are not any material differences when making quarterly comparisons.

2.	DISPOSITIONS AND EXIT ACTIVITIES

RedBlack Communications, Inc.

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business. As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our business and decided to refocus our operations on profitable growth opportunities presented in the other product lines that comprise our business segments, Battery & Energy Products and Communications Systems. Since 2008, our RedBlack Communications business has incurred significant operating losses. We are actively seeking to sell our RedBlack business as a going concern and will be engaging appropriate professionals to assist in that effort. We anticipate that the actions taken to divest the RedBlack Communications business will result in the elimination of approximately 30 jobs and the transfer of the RedBlack facility located in Hollywood, Maryland. We expect the RedBlack divestiture to occur within the next twelve months. Commencing with the first quarter of 2012 and concluding with the ultimate closing of the transaction, the results of the RedBlack operations and related divestiture costs will be reported as a discontinued operation.

As a result, the presentation of results herein excludes the RedBlack operations from the results of continuing operations. The following amounts have been reported as discontinued operations for the three-month periods ended April 1, 2012 and April 3, 2011:

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Net sales	$1,186	$541

Loss from discontinued operations	(12)	(184)
Provision for income taxes	11	12

Loss from discontinued operations, net of tax	(23)	(196)

We cannot at this time determine an estimate or a range of estimates of the extent of the restructuring charges we will incur in connection with the RedBlack divestiture.

Energy Services Business

On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business, which included standby power and systems design, installation and maintenance activities. As a result of management’s review of our business segments and products, and taking into account the lack of growth and profitability potential of the Energy Services segment as well as its sizeable operating losses, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business.

The actions taken to exit our Energy Services segment resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months. As of the end of the second quarter of 2011, all exit activities with respect to our Energy Services segment were completed. As a result, the presentation of results herein excludes the Energy Services segment from the results of continuing operations. The following amounts have been reported as discontinued operations for the three-month periods ended April 1, 2012 and April 3, 2011:

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Net sales	$—	$2,288

Loss from discontinued operations	(48)	(1,657)
Provision for income taxes	—	—

Loss from discontinued operations, net of tax	(48)	(1,657)

Included in the Loss from discontinued operations described above, we recorded the following exit charges:

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Inventory and fixed asset write-downs	$—	$469
Employee related, including termination benefits	—	266
Lease termination costs	—	—
Other costs	—	50

Total Exit Costs	$—	$785

Cash Component	$—	$318

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first- out (FIFO) method. The composition of inventories was:

	April 1, 2012	December 31, 2011
Raw materials	$20,995	$20,097
Work in process	3,945	4,770
Finished goods	6,848	10,100

	$31,788	$34,967

4.	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following:

	April 1, 2012	December 31, 2011
Land	$123	$123
Buildings and leasehold improvements	7,010	7,000
Machinery and equipment	45,068	44,770
Furniture and fixtures	1,910	1,894
Computer hardware and software	3,822	3,815
Construction in progress	1,019	641

	58,952	58,243
Less: Accumulated depreciation	46,752	45,655

	$12,200	$12,588

Depreciation expense for property, plant and equipment was $836 and $1,022 for the three-month periods ended April 1, 2012 and April 3, 2011, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the three-month periods ended April 1, 2012 and April 3, 2011:

	Battery & Energy Products	Communications Systems	Discontinued Operations	Total
Balance at December 31, 2010	$4,758	$11,493	$2,025	$18,276
Effect of foreign currency translations	17	—	—	17

Balance at April 3, 2011	4,775	11,493	2,025	18,293
Effect of foreign currency translations	63	—	—	63

Balance at December 31, 2011	4,838	11,493	2,025	18,356
Effect of foreign currency translations	22	—	—	22

Balance at April 1, 2012	$4,860	$11,493	$2,025	$18,378

b. Intangible Assets

The composition of intangible assets was:

	April 1, 2012
	Gross Assets	Accumulated Amortization	Net
Trademarks	$3,564	$—	$3,564
Patents and technology	4,497	3,509	988
Customer relationships	4,002	3,206	796
Distributor relationships	381	317	64
Non-compete agreements	397	397	—

Total intangible assets	$12,841	$7,429	$5,412

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net
Trademarks	$3,563	$—	$3,563
Patents and technology	4,492	3,440	1,052
Customer relationships	3,993	3,143	850
Distributor relationships	378	310	68
Non-compete agreements	396	396	—

Total intangible assets	$12,822	$7,289	$5,533

Amortization expense for intangible assets was $125 and $157 for the three-month periods ended April 1, 2012 and April 3, 2011, respectively.

The change in the cost value of total intangible assets from December 31, 2011 to April 1, 2012 is a result of the effect of foreign currency translations.

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

On January 19, 2011, we entered into a First Amendment to the Credit Agreement (“First Amendment”) with RBS. The First Amendment amended the Credit Facility as follows:

(i) Included foreign (non-U.S.) accounts subject to credit insurance payable to RBS under the definition of eligible accounts receivable under the Credit Facility (for the determination of available borrowings - formerly, such accounts were not eligible without arranging letter of credit facilities satisfactory to RBS).

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

We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of April 1, 2012, our fixed charge coverage ratio was 3.50 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of April 1, 2012, we had $19 outstanding under the Credit Facility. At April 1, 2012, the interest rate on the asset based revolver component of the Credit Facility was 3.24%. As of April 1, 2012, the revolver arrangement had approximately $13,369 of additional borrowing capacity, including outstanding letters of credit. At April 1, 2012, we had $413 of outstanding letters of credit under the Credit Facility.

7.	SHAREHOLDERS’ EQUITY

a. Common Stock

In February 2012, we issued 16,271 shares of common stock to our non-employee directors, valued at $76.

b. Treasury Stock

At April 1, 2012 and December 31, 2011, we had 1,372,757 shares of treasury stock outstanding, valued at $7,658.

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

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options issued to employees. As of April 1, 2012, there were 2,239,528 stock options outstanding under the LTIP.

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

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $264 and $239 for the three-month periods ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012, there was $1,493 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.14 years.

We use the Black-Scholes option-pricing model to estimate the fair value of non-market performance stock-based awards. The following weighted average assumptions were used to value non-market performance stock options granted during the three-month periods ended April 1, 2012 and April 3, 2011.

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Risk-free interest rate	0.66%	1.64%
Volatility factor	62.93%	54.61%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.91	3.89

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards. There were no market performance stock options granted during the three-months ended April 1, 2012 and April 3, 2011.

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

Stock option activity for the first three months of 2012 is summarized as:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Shares under option at January 1, 2012	2,356,228	$8.34
Options granted	31,000	3.98
Options exercised	(24,000)	4.12
Options forfeited	(4,200)	4.59
Options expired	(21,500)	17.12

Shares under option at April 1, 2012	2,337,528	$8.25	4.76 years	$681

Vested and expected to vest as of April 1, 2012	2,074,104	$8.62	4.64 years	$565

Options exercisable at April 1, 2012	1,045,537	$9.21	2.89 years	$252

The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month period ended April 1, 2012 was $24.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first three months of 2012 and 2011. Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended April 1, 2012 and April 3, 2011 was $99 and $53, respectively.

d. Restricted Stock Awards

No restricted stock was awarded during the three-month periods ended April 1, 2012 and April 3, 2011.

The activity of restricted stock awards for the three months of 2012 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2011	1,218	$11.33
Granted	—	—
Vested	(1,218)	11.33
Forfeited	—	—

Unvested at April 1, 2012	—	$—

We recorded compensation cost related to restricted stock awards of $1 and $(32) for the three-month periods ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012, we had $-0- of total unrecognized compensation cost related to restricted stock awards. The total fair value of these grants that vested during the three-month period ended April 1, 2012 was $5.

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

For the three-month periods ended April 1, 2012 and April 3, 2011, we recorded $102 and $70, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2012 was primarily due to the income reported for our China operations during the period.

Our effective consolidated tax rate for the three-month periods ended April 1, 2012 and April 3, 2011 was:

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Income (Loss) from continuing operations before Incomes Taxes (a)	$(1,340)	$(3,792)
Total Income Tax Provision (b)	$91	$58
Effective Tax Rate (b/a)	6.8%	1.5%

The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income. The alternative minimum tax did not have an impact on income taxes determined for three-month periods ended April 1, 2012 and April 3, 2011. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset. Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.

As of December 31, 2011, we had foreign and domestic net operating loss carryforwards totaling approximately $57,977 available to reduce future taxable income. Foreign loss carryforwards of approximately $11,479 can be carried forward indefinitely. The domestic net operating loss carryforwards of $46,498 expire from 2019 through 2031. The domestic net operating loss carryforwards include approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

We have adopted FASB’s guidance for the accounting for uncertainty in income taxes. As a result of the implementation of this guidance, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to retained earnings.

Our unrecognized tax benefits related to uncertain tax positions at April 1, 2012 relate to Federal and various state jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Balance at beginning of the period	$6,779	$—
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	—	—
Settlements	—	—

Balance at end of the period	$6,779	$—

The total unrecognized tax benefit balance at April 1, 2012 is comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance. As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on the effective tax rate.

We are not required to accrue interest and penalties as the unrecognized tax benefits have been recorded as a decrease in our net operating loss carryforward. Interest and penalties would begin to accrue in the period in which the net operating loss carryforwards related to the uncertain tax positions are utilized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 1999 through 2011 remain subject to examination by the Internal Revenue Service (“IRS”) due to our net operating loss carryforwards. Our U.S. tax matters for the years 1999 through 2011 remain subject to examination by various state and local tax jurisdictions due to our net operating loss carryforwards. Our tax matters for the years 2006 through 2011 remain subject to examination by the respective foreign tax jurisdiction authorities. The IRS has completed the examination of our 2009 U.S. federal income tax return, with no resulting material effect to our financial position or results of operations.

We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic net operating loss carryforwards will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset. The use of our U.K. net operating loss carryforwards may be limited due to the change in our U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

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

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. For the three-month periods ended April 1, 2012 and April 3, 2011, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Period Ended
	April 1, 2012	April 3, 2011
Net Income (Loss) from continuing operations attributable to Ultralife	$(1,431)	$(3,837)
Net Income (Loss) from continuing operations attributable to participating securities (unvested restricted stock awards) (-0- and -0- shares, respectively)	—	—

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	(1,431)	(3,837)
Effect of Dilutive Securities	—	—

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders - Adjusted (b)	$(1,431)	$(3,837)

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$(71)	$(1,853)
Effect of Dilutive Securities	—	—

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders - Adjusted (d)	$(71)	$(1,853)

Average Common Shares Outstanding – Basic (e)	17,358,000	17,276,000
Effect of Dilutive Securities:
Stock Options / Warrants	—	—
Convertible Notes Payable	—	—

Average Common Shares Outstanding – Diluted (f)	17,358,000	17,276,000

EPS – Basic (a/e) - continuing operations	$(0.08)	$(0.22)
EPS – Basic (c/e) - discontinued operations	$(0.01)	$(0.11)
EPS – Diluted (b/f) - continuing operations	$(0.08)	$(0.22)
EPS – Diluted (d/f) - discontinued operations	$(0.01)	$(0.11)

There were 2,337,528 and 1,882,812 outstanding stock options, warrants and restricted stock awards for the three-month periods ended April 1, 2012 and April 3, 2011, respectively, that were not included in EPS as the effect would be anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of April 1, 2012, we have made commitments to purchase approximately $560 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2012 were as follows:

Balance at December 31, 2011	$839
Accruals for warranties issued	60
Settlements made	(108)

Balance at April 1, 2012	$791

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

On December 21, 2011, we and our officers, directors and employee named in Arista’s Complaint filed a motion to dismiss Arista’s Complaint against our officers, directors and employee as Arista’s Complaint fails to state any cause of action against any of them and to dismiss the claim of fraud against our officers, directors and employee. Subsequently, Arista filed an Amended Complaint alleging essentially the same causes of action but adding additional factual allegations against us and our officers, directors and employee. In addition, Arista filed a motion to disqualify our outside legal counsel representing us and our officers, directors and employee in both Arista’s Complaint and our Complaint against Arista. In response, we and our officers, directors and employee filed a new motion to dismiss Arista’s Complaint against us in its entirety and seeking dismissal of the fraud claim against us. Arista’s motion to disqualify our outside legal counsel was denied on February 10, 2012. On March 9, 2012, the Court issued its decision on our motion to dismiss, granting the motion to the extent of dismissing some claims against us, but denying the motion to dismiss the individuals from the lawsuit at this preliminary stage. On April 19, 2012, an Answer was filed on behalf of us, our officers, directors and employee.

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

9-Volt Battery Litigation

In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleges damages associated with claims of breach of warranty in an amount of approximately $1,100. We dispute the customer’s allegations against us and intend to vigorously defend the lawsuit. At this time, we have no basis for assessing whether we may incur any liability as a result of the lawsuit and no accrual has been made or reflected in the condensed consolidated financial statements as of April 1, 2012.

d. Post-Audits of Government Contracts

We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts. As of April 1, 2012, there were no outstanding exigent contracts with the U.S. government. As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results. In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts. In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense. We cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents. The DCAA Audit and DoD IG inquiry were consolidated and the US Attorney’s Office represented the government in connection with these matters. Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment. In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April 2011 to negotiate a settlement that would be in the best interests of our customers, employees and shareholders. On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice. As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011. On June 1, 2011, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense which provides that we shall pay the U.S. $2,700 plus accrued interest thereon at the rate of 2.625% per annum from May 6, 2011, with principal payments of $1,000, $567, $567 and $566 being due on June 8, 2011, December 1, 2011, June 1, 2012 and December 1, 2012, respectively. Each principal payment will be accompanied by a payment of accrued interest. As of April 1, 2012, we have made the first two required payments.

e. Government Grants/Loans

In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The CDBG was awarded and as of April 1, 2012, approximately $480 has been distributed under the grant. Under an agreement with the City of West Point, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities. In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that both of these commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the CDBG.

In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi. The RIFG was awarded and as of April 1, 2012, approximately $150 has been distributed under the grant. Under an agreement with Clay County, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities. In September 2010, we received an extension for this commitment to March 31, 2011. In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility. While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that both of these commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the RIFG.

11.	BUSINESS SEGMENT INFORMATION

On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business, which previously was a stand alone business segment. See Note 2 in these Notes to Condensed Consolidated Financial Statements for additional information.

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business, which previously was reported in the Communications Systems segment. See Note 2 in these Notes to Condensed Consolidated Financial Statements for additional information.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes: power supplies, cable and connector assemblies, RF amplifiers, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges.

The components of segment performance were as follows:

Three-Month Period Ended April 1, 2012

	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$20,082	$7,419	$—	$—	$27,501
Segment contribution	3,943	2,650	—	(7,882)	(1,289)
Interest expense, net				(103)	(103)
Miscellaneous				52	52
Income taxes-current				(79)	(79)
Income taxes-deferred				(12)	(12)
Loss from discontinued operations			(71)		(71)
Noncontrolling interest				—	—
Net loss attributable to Ultralife					$(1,502)
Total assets	$51,597	$30,524	$3,125	$9,418	$94,664

Three-Month Period Ended April 3, 2011

	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$24,248	$3,667	$—	$—	$27,915
Segment contribution	3,041	1,373	—	(8,350)	(3,936)
Interest expense, net				(155)	(155)
Miscellaneous				299	299
Income taxes-current				(4)	(4)
Income taxes-deferred				(54)	(54)
Loss from discontinued operations			(1,853)		(1,853)
Noncontrolling interest				13	13
Net income attributable to Ultralife					$(5,690)
Total assets	$56,419	$35,636	$7,960	$12,376	$112,391

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at April 1, 2012 and December 31, 2011. The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments.

13.	FIRE AT MANUFACTURING FACILITY

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

The total amount of the loss pertaining to assets and the related expenses was approximately $1,587. The majority of the insurance claim is related to the recovery of damaged inventory. As of April 1, 2012, we reflect a receivable from the insurance company relating to this claim of $1,455, which is net of our deductible of approximately $132. The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Condensed Consolidated Statements of Operations.

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, which is our current presentation. Further, in December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date of ASU No. 2011-05’s requirement to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income so that the FASB can reconsider those requirements during calendar 2012. These standards are effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. The partial adoption of ASU No. 2011-05, as of January 1, 2012, only impacted the presentation of our consolidated financial statements and did not have a material impact on our consolidated results of operations and financial condition. The adoption of the deferred portions of ASU No. 2011-05 is not expected to have a material impact on our consolidated results of operations or financial condition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, addressing the process of U.S. defense procurement, reduced U.S. defense spending, the successful commercialization of our products, our reliance on certain key customers, the impairment of our intangible assets, general domestic and global economic conditions, including the uncertainty with government budget approvals, the unique risks associated with our Chinese operations, government and environmental regulations, finalization of non-bid government contracts, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2011.

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

On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business. As a result of management’s review of our business segments and products, and taking into account the lack of growth and profitability potential of the Energy Services segment as well as its sizeable operating losses, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems. In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business. The actions taken to exit our Energy Services business resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas. We completed all exit activities with respect to our Energy Services segment by the end of the second quarter of 2011, and have reclassified our Energy Services segment as a discontinued operation.

In connection with the exit activities described above, we recorded total restructuring charges of approximately $2,924. The restructuring charges include approximately $703 of employee-related costs, including termination benefits, approximately $250 of lease termination costs, approximately $941 of inventory and fixed asset write-downs and approximately $1,030 of other associated costs. The cash component of the aggregate total restructuring charges was approximately $1,984. Subsequent to the completion of our exit activities, adjustments have been made to estimates of certain reserves and accruals that existed at that time. These adjustments amount to $46 and were due to the difference in our actual experience compared to our expectations as of the completion of our exit activities.

In 2011, we implemented a series of Lean initiatives throughout our entire organization. Lean is a disciplined management philosophy which is 100% focused on using resources more effectively and the elimination of non-value added functions to any process. The expected result is a reduction in costs through becoming more efficient.

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business. As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our new business model and decided to refocus our operations on profitable growth opportunities presented in the other product lines that comprise our business segments, Battery & Energy Products and Communications Systems. Since 2008, our RedBlack Communications business has incurred significant operating losses. We are actively seeking to sell our RedBlack business as a going concern and will be engaging appropriate professionals to assist in that effort. We anticipate that the actions taken to divest the RedBlack Communications business will result in the elimination of approximately 30 jobs and the transfer of the RedBlack facility located in Hollywood, Maryland. We expect the RedBlack divestiture to occur within the next twelve months. Commencing with the first quarter of 2012 and concluding with the ultimate closing of the transaction, the results of the RedBlack operations and related divestiture costs will be reported as a discontinued operation.

Overview

Consolidated revenues for the three-month period ended April 1, 2012 decreased by $414, or 1.5%, from the three-month period ended April 3, 2011, reflecting the completion of large non-recurring telematics orders in 2011. To a lesser extent, the decline in revenue resulted from slower government and defense order rate for rechargeable and non-rechargeable batteries partially offset by higher amplifier shipments and the impact of the $2,730 charge related to the DCAA settlement during the first quarter of 2011.

Gross profit for the first quarter of 2012 was $6,593, or 24.0% of revenues, compared to $4,414, or 15.8% of revenues, for the same quarter a year ago. The increase is due to higher Communications Systems’ revenues and last year’s $2,730 DCAA settlement charge, partially offset by unfavorable manufacturing variances resulting from lower battery production levels in 2012.

Operating expenses decreased to $7,882 during the three-month period ended April 1, 2012 compared to $8,350 during the three-month period ended April 3, 2011, resulting from continued actions to reduce general and administrative expenses, focused spending in the development of new products, partially offset by the expansion of our sales force to increase our geographic coverage and penetrate new markets.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $109 in the first quarter of 2012 compared to $(2,260) for the first quarter of 2011. See the section “Adjusted EBITDA from continuing operations” beginning on page 30 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

The outstanding balance on our credit facility was $19 at April 1, 2012. By comparison, at April 3, 2011 and at December 31, 2011, the outstanding revolver balance under our credit facility was $10,195 and $0, respectively. The decrease is primarily attributable to our financial performance and cash generated from our Lean initiatives, including a reduction in inventory.

Outlook

Management confirmed its previous guidance of year-over-year revenue growth approaching double digits with operating income growth expected to outpace revenue growth and generate an operating margin of approximately 7.0% to 7.5%. Management cautions that the timing of orders and shipments may cause variability in quarterly results.

Results of Operations

Three-month periods ended April 1, 2012 and April 3, 2011

Revenues. Consolidated revenues for the three-month period ended April 1, 2012 amounted to $27,501, a decrease of $414, or 1.5%, from the $27,915 reported in the same quarter in 2011. Battery & Energy Products sales decreased $4,166, or 17.2%, from $24,248 during the first quarter last year to $20,082 during the first quarter this year. Revenues for Battery & Energy Products decreased due to the completion of large non-recurring telematics orders in 2011 and, to a lesser extent, a slower government and defense order rate for rechargeable and non-rechargeable batteries. In addition, in 2011 Battery & Energy Products revenue included a $2,730 charge related to the DCAA settlement.

Communications Systems revenues increased $3,752, or 102.3%, from $3,667 during the first quarter last year to $7,419 during the first quarter this year, reflecting our broader focus on large, global modernization opportunities, which resulted in higher amplifier sales.

Cost of Products Sold. Cost of products sold totaled $20,908 for the quarter ended April 1, 2012, a decrease of $2,593, or 11.0%, from the $23,501 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 84.2% for the three-month period ended April 3, 2011 to 76.0% for the three-month period ended April 1, 2012. Correspondingly, consolidated gross margin was 24.0% for the three-month period ended April 1, 2012, compared with 15.8% for the three-month period ended April 3, 2011, primarily attributable to higher Communications Systems’ revenues and last year’s $2,730 DCAA settlement charge, partially offset by unfavorable manufacturing variances resulting from lower battery production levels in 2012.

In our Battery & Energy Products segment, the cost of products sold decreased $5,068, from $21,207 during the three-month period ended April 3, 2011 to $16,139 during the three-month period ended April 1, 2012. Battery & Energy Products’ gross profit for the first quarter of 2012 was $3,943, or 19.6% of revenues, an increase of $902 from gross profit of $3,041, or 12.5% of revenues, for the first quarter of 2011. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended April 1, 2012, reflecting last year’s DCAA settlement charge partially offset by the impact of unfavorable manufacturing variances resulting from lower production levels in 2012.

In our Communications Systems segment, the cost of products sold increased $2,475 from $2,294 during the three-month period ended April 3, 2011 to $4,769 during the first quarter of 2012. Communications Systems’ gross profit for the first quarter of 2012 was $2,650, or 35.7% of revenues, an increase of $1,277 from gross profit of $1,373, or 37.4% of revenues, for the first quarter of 2011. The decrease in gross margin as a percentage of revenue during 2012 is primarily due to reduced volume pricing for certain large projects.

Operating Expenses. Total operating expenses for the three-month period ended April 1, 2012 totaled $7,882, a decrease of $468 from $8,350 for the three-month period ended April 3, 2011, resulting from continued actions to reduce general and administrative expenses, focused spending in the development of new products, partially offset by the expansion of our sales force to increase our geographic coverage and penetrate new markets.

Overall, operating expenses as a percentage of revenues decreased to 28.7% during the first quarter of 2012 from 29.9% reported in the first quarter of 2011. Amortization expense associated with intangible assets related to our acquisitions was $125 for the first quarter of 2012 ($60 in selling, general and administrative expenses and $65 in research and development costs), compared with $157 for the first quarter of 2011 ($79 in selling, general, and administrative expenses and $78 in research and development costs). Research and development costs were $2,139 in the first quarter of 2012, a decrease of $366, or 14.6%, from the $2,505 reported in the first quarter of 2011, as we focused our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $102, or 1.7%, to $5,743 during the first quarter of 2012 as compared to the first quarter of 2011, reflecting continued actions to reduce general and administrative expenses, partially offset by the expansion of our sales force to increase our geographic coverage and penetrate new markets.

Other Income (Expense). Other income (expense) totaled $(51) for the first quarter of 2012, compared to $144 for the first quarter of 2011. Interest expense, net of interest income, decreased $52, to $103 for the first quarter of 2012 from $155 for the comparable period in 2011, as a result of lower average borrowings under our revolving credit facilities. Miscellaneous income/expense amounted to income of $52 for the first quarter of 2012 compared with income of $299 for the first quarter of 2011. The income in the first quarters of 2012 and 2011 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $91 for the first quarter of 2012 compared with $58 during the first quarter of 2011. The effective consolidated tax rate for the three-month periods ended April 1, 2012 and April 3, 2011 was:

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Income before Incomes Taxes (a)	$(1,340)	$(3,792)
Total Income Tax Provision (b)	$91	$58
Effective Tax Rate (b/a)	6.8%	1.5%

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

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for the first quarters of 2012 and 2011. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations. Loss from discontinued operations, net of tax, totaled $71 for the first quarter of 2012, compared to $1,853 for the first quarter of 2011. The first quarter of 2012 loss includes operating results and costs related to our previously announced divestiture of our RedBlack Communication business and our exit from the Energy Services business which was completed in the second quarter of 2011. The loss from discontinued operations for the first quarter of 2011 reflects the unfavorable performance of the Energy Services business for that period. For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $1,502 and $0.09, respectively, for the three months ended April 1, 2012, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $5,690 and $0.33, respectively, for the first quarter of 2011. Average common shares outstanding used to compute diluted earnings per share increased from 17,276,000 in the first quarter of 2011 to 17,358,000 in the first quarter of 2012, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

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

•

although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting our Energy Services business and divesting our RedBlack Communications business; and

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-Month Periods Ended
	April 1, 2012	April 3, 2011
Net income (loss) attributable to Ultralife	$(1,502)	$(5,690)
Add: interest expense, net	103	155
Add: income tax provision	91	58
Add: depreciation and amortization of financing fees	880	923
Add: amortization of intangible assets	125	157
Add: stock-based compensation expense	341	284
Add (Less): loss (gain) from discontinued operations	71	1,853

Adjusted EBITDA	$109	$(2,260)

Liquidity and Capital Resources

The following cash flow information is being presented net of continuing and discontinued operations.

As of April 1, 2012, cash and cash equivalents totaled $4,136, a decrease of $1,184 from December 31, 2011. During the three-month period ended April 1, 2012, we used $1,200 of cash from operating activities as compared to the generation of $2,066 for the three-month period ended April 3, 2011. The use of cash from operating activities in 2012 resulted mainly from our net loss of $1,502 and use of approximately $1,087 of cash for working capital due mainly to decreases in the balances of accounts receivable, accounts payable, and inventories.

We used $209 in cash for investing activities during the first three months of 2012 compared with $527 in cash used for investing activities in the same period in 2011. In the first three months of 2012, we spent $209 to purchase plant, property and equipment. In the first three months of 2011, we spent $492 to purchase plant, property and equipment and $50 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. In addition, we received $15 in cash proceeds from dispositions of property, plant and equipment.

During the three-month period ended April 1, 2012, we generated $118 in funds from financing activities compared to the generation of $1,665 in funds in the same period of 2011. The financing activities in the first three months of 2012 included a $19 inflow from borrowings on the revolver portion of our primary credit facility, and an inflow of $99 from stock option exercises. The financing activities in the first three months of 2011 included a $1,654 inflow from borrowings on the revolver portion of our primary credit facilities, and an inflow of $53 from stock option exercises, partially offset by an outflow of $42 for principal payments on debt and capital lease obligations.

Inventory turnover for the first three months of 2012 was an annualized rate of approximately 3.0 turns per year, unchanged from the 3.0 turns for the full year of 2011.

As of April 1, 2012, we had made commitments to purchase approximately $560 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.

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

On January 19, 2011, we entered into a First Amendment to the Credit Agreement (“First Amendment”) with RBS. The First Amendment amended the Credit Facility as follows:

(i) Included foreign (non-U.S.) accounts subject to credit insurance payable to RBS under the definition of eligible accounts receivable under the Credit Facility (for the determination of available borrowings - formerly, such accounts were not eligible without arranging letter of credit facilities satisfactory to RBS).

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

We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010. As of April 1, 2012, our fixed charge coverage ratio was 3.50 to 1.00. Accordingly, we were in compliance with the financial covenants of the Credit Facility. All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties. The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of April 1, 2012, we had $19 outstanding under the Credit Facility. At April 1, 2012, the interest rate on the asset based revolver component of the Credit Facility was 3.24%. As of April 1, 2012, the revolver arrangement had approximately $13,369 of additional borrowing capacity, including outstanding letters of credit. At April 1, 2012, we had $413 of outstanding letters of credit under the Credit Facility.

Equity Transactions

In some of our recent acquisitions, we utilized securities as consideration in these transactions in part to reduce the need to draw on the liquidity provided by our cash and cash equivalents and revolving credit facility.

See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.

Other Matters

We periodically explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings. Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us. In the event that we are unable to finance our operations with internally generated funds or through the use of additional financing from our Credit Facility, we may need to seek additional credit or access the capital markets for additional funds. We can provide no assurance that we would be successful in this regard.

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

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. generally accepted accounting principles, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2011 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2012, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended April 3, 2012, there were no material changes to our quantitative and qualitative disclosures about market risk as presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December  31, 2011.

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

On December 21, 2011, we and our officers, directors and employee named in Arista’s Complaint filed a motion to dismiss Arista’s Complaint against our officers, directors and employee as Arista’s Complaint fails to state any cause of action against any of them and to dismiss the claim of fraud against our officers, directors and employee. Subsequently, Arista filed an Amended Complaint alleging essentially the same causes of action but adding additional factual allegations against us and our officers, directors and employee. In addition, Arista filed a motion to disqualify our outside legal counsel representing us and our officers, directors and employee in both Arista’s Complaint and our Complaint against Arista. In response, we and our officers, directors and employee filed a new motion to dismiss Arista’s Complaint against us in its entirety and seeking dismissal of the fraud claim against us. Arista’s motion to disqualify our outside legal counsel was denied on February 10, 2012. On March 9, 2012, the Court issued its decision on our motion to dismiss, granting the motion to the extent of dismissing some claims against us, but denying the motion to dismiss the individuals from the lawsuit at this preliminary stage. On April 19, 2012, an Answer was filed on behalf of us, our officers, directors and employee.

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

Accordingly, we will vigorously pursue our complaint against Arista and defend what we believe to be a meritless action on the part of Arista Power.

Item 6. Exhibits

Exhibit Index	Description of Document	Incorporated By Reference from:

10.1†	Amendment No. 4 to Ultralife Corporation Amended and Restated Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235

31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Label Linkbase Document

*101.PRE	XBRL Taxonomy Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Definition Document

†	Management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: May 10, 2012	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document