Form 10-Q
period 2012-07-01
ULTRALIFE CORP
filed 2012-08-09
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-20852

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes..X… No…..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes..X… No…..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer …..   Accelerated filer ..X..   Non-accelerated filer .....   Smaller reporting company…..

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes…. No..X...

At July 29, 2012, there were 17,405,908 shares of common stock $0.10 par value outstanding, net of 1,372,757 treasury shares.

ULTRALIFE CORPORATION
INDEX

PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	July 1,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$4,016	$5,320
Restricted cash	162	166
Trade accounts receivable (less allowance for doubtful accounts of $620 at July 1, 2012 and $683 at December 31, 2011)	15,611	19,903
Inventories	33,692	34,967
Due from insurance company	726	1,730
Deferred tax asset - current	161	161
Income taxes receivable	118	220
Prepaid expenses and other current assets	2,020	1,766

Total current assets	56,506	64,233

Property, plant and equipment, net	12,714	12,588

Other assets:
Goodwill	18,379	18,356
Intangible assets, net	5,290	5,533
Security deposits and other long-term assets	102	105
	23,771	23,994

Total Assets	$92,991	$100,815

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$357	$-
Accounts payable	10,748	13,766
Income taxes payable	2	11
Deferred tax liability - current	73	187
Other current liabilities	7,849	9,194
Total current liabilities	19,029	23,158

Long-term liabilities:
Deferred tax liability - long-term	4,303	4,170
Other long-term liabilities	214	261
Total long-term liabilities	4,517	4,431

Commitments and contingencies (Note 10)

Shareholders' equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,778,665 at July 1, 2012 and 18,716,921 at December 31, 2011	1,881	1,874
Capital in excess of par value	173,087	172,309
Accumulated other comprehensive loss	(862)	(985)
Accumulated deficit	(96,949)	(92,280)
	77,157	80,918
Less --Treasury stock, at cost -- 1,372,757 shares at July 1, 2012 and 1,372,757 shares at December 31, 2011 outstanding	7,658	7,658
Total Ultralife equity	69,499	73,260

Noncontrolling interest	(54)	(34)
Total shareholders' equity	69,445	73,226

Total Liabilities and Shareholders' Equity	$92,991	$100,815

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011

Revenues	$18,706	$43,112	$46,207	$71,027

Cost of products sold	14,239	31,552	35,147	55,053

Gross profit	4,467	11,560	11,060	15,974

Operating expenses:
Research and development (including $65, $79, $130 and $157, respectively, of amortization of intangible assets)	1,970	2,114	4,109	4,619
Selling, general, and administrative (including $60, $78, $120 and $157, respectively, of amortization of intangible assets)	5,429	6,409	11,172	12,254
Total operating expenses	7,399	8,523	15,281	16,873

Operating income (loss)	(2,932)	3,037	(4,221)	(899)

Other income (expense):
Interest income	2	1	3	2
Interest expense	(115)	(162)	(219)	(318)
Miscellaneous	(20)	(9)	32	290
Income (loss) from continuing operations before income taxes	(3,065)	2,867	(4,405)	(925)

Income tax provision-current	188	63	267	67
Income tax provision (benefit)-deferred	(17)	55	(5)	109
Total income taxes provision	171	118	262	176

Net income (loss) from continuing operations	(3,236)	2,749	(4,667)	(1,101)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	49	(2,325)	(22)	(4,178)

Net income (loss)	(3,187)	424	(4,689)	(5,279)

Net (income) loss attributable to noncontrolling interest	20	15	20	28

Net income (loss) attributable to Ultralife	$(3,167)	$439	$(4,669)	$(5,251)

Other comprehensive income (loss):
Foreign currency translation adjustments	(25)	60	123	287

Comprehensive income (loss) attributable to Ultralife	$(3,192)	$499	$(4,546)	$(4,964)

Net income (loss) attributable to Ultralife common shareholders - basic
Continuing operations	$(0.18)	$0.16	$(0.27)	$(0.06)
Discontinued operations	$0.00	$(0.13)	$(0.00)	$(0.24)
Total	$(0.18)	$0.03	$(0.27)	$(0.30)

Net income (loss) attributable to Ultralife common shareholders - diluted
Continuing operations	$(0.18)	$0.16	$(0.27)	$(0.06)
Discontinued operations	$0.00	$(0.13)	$(0.00)	$(0.24)
Total	$(0.18)	$0.03	$(0.27)	$(0.30)

Weighted average shares outstanding - basic	17,396	17,296	17,376	17,286
Weighted average shares outstanding - diluted	17,396	17,308	17,376	17,286

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Periods Ended
	July 1,	July 3,
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(4,689)	$(5,279)
Loss from discontinued operations, net of tax	22	4,178
Adjustments to reconcile net income (loss) from continuing operations to net cash provided from operating activities:
Depreciation and amortization of financing fees	1,717	1,830
Amortization of intangible assets	250	314
(Gain) loss on long-lived asset disposal and write-offs	5	-
Foreign exchange gain	(22)	(283)
Non-cash stock-based compensation	670	532
Changes in deferred income taxes	(5)	109
Changes in operating assets and liabilities:
Accounts receivable	5,190	9,169
Inventories	1,273	(1,062)
Income taxes receivable	104	-
Prepaid expenses and other current assets	(284)	280
Insurance receivable relating to fires	1,022	(1,225)
Income taxes payable	(9)	(24)
Accounts payable and other liabilities	(5,536)	(3,766)
Net cash provided from (used in) operating activities from continuing operations	(292)	4,773
Net cash provided from operating activities from discontinued operations	-	90
Net cash provided from (used in) operating activities	(292)	4,863

INVESTING ACTIVITIES
Purchase of property and equipment	(1,546)	(1,525)
Payments for acquired companies, net of cash acquired	-	(50)
Net cash used in investing activities from continuing operations	(1,546)	(1,575)
Net cash provided from investing activities from discontinued operations	-	91
Net cash used in investing activities	(1,546)	(1,484)

FINANCING ACTIVITIES
Net change in revolving credit facility	357	(4,884)
Proceeds from issuance of common stock	115	53
Net cash provided from (used in) financing activities from continuing operations	472	(4,831)
Net cash used in financing activities from discontinued operations	-	(110)
Net cash provided from (used in) financing activities	472	(4,941)

Effect of exchange rate changes on cash	62	472

Change in cash and cash equivalents	(1,304)	(1,090)

Cash and cash equivalents at beginning of period	5,320	4,641

Cash and cash equivalents at end of period	$4,016	$3,551

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$174	$91
Cash paid for interest	$146	$282

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

RedBlack Communications, Inc.

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business.   As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our business and decided to refocus our operations on profitable growth opportunities presented in the other product lines that comprise our business segments, Battery & Energy Products and Communications Systems.  Since 2008, our RedBlack Communications business has incurred significant operating losses.  We are actively seeking to sell our RedBlack business as a going concern and have engaged appropriate professionals to assist in that effort.  We have received non-binding letters of intent and interest from several interested parties and have executed one of them.  We anticipate that the actions taken to divest the RedBlack Communications business will result in the elimination of approximately 30 jobs and the transfer of the RedBlack facility located in Hollywood, Maryland.  We expect the RedBlack divestiture to occur within the next nine months.  Commencing with the first quarter of 2012 and concluding with the ultimate closing of the transaction, the results of the RedBlack operations and related divestiture costs will be reported as a discontinued operation.

As a result, the Condensed Consolidated Statements of Comprehensive Income (Loss) herein exclude the RedBlack operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three- and six-month periods ended July 1, 2012 and July 3, 2011:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$951	$443	$2,137	$984
Income (Loss) from discontinued operations	68	(174)	56	(358)
Provision for income taxes	12	12	23	24
Income (Loss) from discontinued operations, net of tax	56	(186)	33	(382)

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

The actions taken to exit our Energy Services segment resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months.  As of the end of the second quarter of 2011, all exit activities with respect to our Energy Services segment were completed.  As a result, the presentation of results herein excludes the Energy Services segment from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three- and six-month periods ended July 1, 2012 and July 3, 2011:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$-	$1,607	$-	$3,895
Loss from discontinued operations	(7)	(2,139)	(55)	(3,796)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	(7)	(2,139)	(55)	(3,796)

Included in the Loss from discontinued operations described above, we recorded the following exit charges:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Inventory and fixed asset write-downs	$-	$472	$-	$941
Employee related, including termination benefits	-	437	-	703
Lease termination costs	-	250	-	250
Other costs	-	980	-	1,030
Total Exit Costs	$-	$2,139	$-	$2,924
Cash Component	$-	$1,666	$-	$1,984

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	July 1, 2012	December 31, 2011
Raw materials	$18,355	$20,097
Work in process	3,780	4,770
Finished goods	11,557	10,100
	$33,692	$34,967

4.	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following:

	July 1, 2012	December 31, 2011
Land	$123	$123
Buildings and leasehold improvements	7,254	7,000
Machinery and equipment	45,751	44,770
Furniture and fixtures	1,933	1,894
Computer hardware and software	4,149	3,815
Construction in progress	942	641
	60,152	58,243
Less: Accumulated depreciation	47,438	45,655
	$12,714	$12,588

Depreciation expense for property, plant and equipment was $824 and $1,660 for the three- and six-month periods ended July 1, 2012, respectively, and $891 and $1,798 for the three- and six-month periods ended July 3, 2011, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the six-month periods ended July 1, 2012 and July 3, 2011:

	Battery &	Communications	Discontinued
	Energy Products	Systems	Operations	Total

Balance at December 31, 2010	$4,758	$11,493	$2,025	$18,276

Effect of foreign currency translations	42	-	-	42

Balance at July 3, 2011	4,800	11,493	2,025	18,318

Effect of foreign currency translations	38	-	-	38

Balance at December 31, 2011	4,838	11,493	2,025	18,356

Effect of foreign currency translations	23	-	-	23

Balance at July 1, 2012	$4,861	$11,493	$2,025	$18,379

b. Intangible Assets

The composition of intangible assets was:

	July 1, 2012
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,564	$-	$3,564
Patents and technology	4,497	3,574	923
Customer relationships	4,003	3,260	743
Distributor relationships	382	322	60
Non-compete agreements	397	397	-

Total intangible assets	$12,843	$7,553	$5,290

	December 31, 2011
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,563	$-	$3,563
Patents and technology	4,492	3,440	1,052
Customer relationships	3,993	3,143	850
Distributor relationships	378	310	68
Non-compete agreements	396	396	-

Total intangible assets	$12,822	$7,289	$5,533

Amortization expense for intangible assets was $125 and $250 for the three- and six-month periods ended July 1, 2012, respectively, and $157 and $314 for the three- and six-month periods ended July 3, 2011, respectively.

The change in the cost value of total intangible assets from December 31, 2011 to July 1, 2012 is a result of the effect of foreign currency translations.

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

We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010.  As of July 1, 2012, our fixed charge coverage ratio was 2.00 to 1.00.  Accordingly, we were in compliance with the financial covenants of the Credit Facility.  All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties.  The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default.  If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of July 1, 2012, we had $357 outstanding under the Credit Facility.  At July 1, 2012, the interest rate on the asset based revolver component of the Credit Facility was 3.24%.  As of July 1, 2012, the revolver arrangement had approximately $9,796 of additional borrowing capacity, including outstanding letters of credit.  At July 1, 2012, we had $413 of outstanding letters of credit under the Credit Facility.

7.	SHAREHOLDERS’ EQUITY

a. Common Stock

In February 2012, we issued 16,271 shares of common stock to our non-employee directors, valued at $76.

In May 2012, we issued 17,473 shares of common stock to our non-employee directors, valued at $77.

b. Treasury Stock

At July 1, 2012 and December 31, 2011, we had 1,372,757 shares of treasury stock outstanding, valued at $7,658.

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

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”).  Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date.  All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date.  Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options issued to employees. As of July 1, 2012, there were 2,265,928 stock options outstanding under the LTIP.

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

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $252 and $516 for the three- and six-month periods ended July 1, 2012, respectively, and $162 and $401 for the three- and six-month periods ended July 3, 2011, respectively.  As of July 1, 2012, there was $1,417 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.97 years.

We use the Black-Scholes option-pricing model to estimate the fair value of non-market performance stock-based awards.  The following weighted average assumptions were used to value non-market performance stock options granted during the six-month periods ended July 1, 2012 and July 3, 2011.

	Six-Month Periods Ended
	July 1, 2012	July 3, 2011

Risk-free interest rate	0.59%	1.22%
Volatility factor	62.88%	60.63%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.91	3.82

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards.  The following weighted average assumptions were used to value market performance stock options granted during the six-month period ended July 3, 2011.  There were no market performance stock options granted during the six-months ended July 1, 2012.

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

Stock option activity for the first six months of 2012 is summarized as:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Shares under option at January 1, 2012	2,356,228	$8.34
Options granted	156,000	4.02
Options exercised	(28,000)	4.09
Options forfeited	(52,816)	7.15
Options expired	(67,484)	13.78
Shares under option at July 1, 2012	2,363,928	$8.03	4.67 years	$-

Vested and expected to vest as of July 1, 2012	2,087,864	$8.40	4.52 years	$-
Options exercisable at July 1, 2012	996,070	$9.09	2.55 years	$-

The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month period ended July 1, 2012 was $29.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options.  We did not record any excess tax benefits in the first six months of 2012 and 2011.  Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended July 1, 2012 and July 3, 2011 was $115 and $53, respectively.

d. Restricted Stock Awards

No restricted stock was awarded during the six-month periods ended July 1, 2012 and July 3, 2011.

The activity of restricted stock awards for the six months of 2012 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at December 31, 2011	1,218	$11.33
Granted	-	-
Vested	(1,218)	11.33
Forfeited	-	-
Unvested at July 1, 2012	-	$-

We recorded compensation cost related to restricted stock awards of $-0- and $1 for the three- and six-month periods ended July 1, 2012, respectively, and $10 and $(22) for the three- and six-month periods ended July 3, 2011, respectively.  As of July 1, 2012, we had $-0- of total unrecognized compensation cost related to restricted stock awards. The total fair value of these grants that vested during the six-month period ended July 1, 2012 was $5.

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

For the three- and six-month periods ended July 1, 2012, we recorded $183 and $285, respectively, in income tax expense.  For the three- and six-month periods ended July 3, 2011, we recorded $130 and $200, respectively, in income tax expense.  The expense is primarily due to (a) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods, and (b) the income reported for our China operations during the periods.

Our effective consolidated tax rate for the three- and six-month periods ended July 1, 2012 and July 3, 2011 was:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Income (Loss) from continuing operations before Incomes Taxes (a)	$(3,065)	$2,867	$(4,405)	$(925)

Total Income Tax Provision (b)	$171	$118	$262	$176

Effective Tax Rate (b/a)	5.6%	4.1%	5.9%	19.0%

The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses.  We have substantial net operating loss carryforwards which offset taxable income in the United States.  However, we remain subject to the alternative minimum tax in the United States.  The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income.  The alternative minimum tax did not have an impact on income taxes determined for the three- and six-month periods ended July 1, 2012 and July 3, 2011.  The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset.  Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.

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

Our unrecognized tax benefits related to uncertain tax positions at July 1, 2012 relate to Federal and various state jurisdictions.  The following table summarizes the activity related to our unrecognized tax benefits:

Six-Month Periods Ended
	July 1, 2012	July 3, 2011
Balance at beginning of the period	$6,779	$-
Increases related to current year tax positions	-	-
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Expiration of statute of limitations for assessment of taxes	-	-
Settlements	-	-
Balance at end of the period	$6,779	$-

The total unrecognized tax benefit balance at July 1, 2012 is comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance.  As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on the effective tax rate.

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

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period.  The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method.  For the three- and six-month periods ended July 1, 2012 and July 3, 2011, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net Income (Loss) from continuing operations attributable to Ultralife	$(3,216)	$2,764	$(4,647)	$(1,073)
Net Income (Loss) from continuing operations attributable to participating securities (unvested restricted stock awards) (-0-, 2,000, -0- and -0- shares, respectively)	-	-	-	-
Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	(3,216)	2,764	(4,647)	(1,073)
Effect of Dilutive Securities	-	-	-	-
Net Income (Loss) from continuing operations attributable to Ultralife common shareholders - Adjusted (b)	$(3,216)	$2,764	$(4,647)	$(1,073)

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$49	$(2,325)	$(22)	$(4,178)
Effect of Dilutive Securities	-	-	-	-
Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders - Adjusted (d)	$49	$(2,325)	$(22)	$(4,178)

Average Common Shares Outstanding – Basic (e)	17,396,000	17,296,000	17,376,000	17,286,000
Effect of Dilutive Securities:
Stock Options / Warrants	-	12,000	-	-
Average Common Shares Outstanding – Diluted (f)	17,396,000	17,308,000	17,376,000	17,286,000

EPS – Basic (a/e) - continuing operations	$(0.18)	$0.16	$(0.27)	$(0.06)
EPS – Basic (c/e) - discontinued operations	$0.00	$(0.13)	$(0.00)	$(0.24)
EPS – Diluted (b/f) - continuing operations	$(0.18)	$0.16	$(0.27)	$(0.06)
EPS – Diluted (d/f) - discontinued operations	$0.00	$(0.13)	$(0.00)	$(0.24)

There were 2,363,928 and 1,820,419 outstanding stock options, warrants and restricted stock awards for the three-month periods ended July 1, 2012 and July 3, 2011, respectively, that were not included in EPS as the effect would be anti-dilutive.  The dilutive effect of -0- and 180,177 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended July 1, 2012 and July 3, 2011, respectively.

There were 2,363,928 and 2,000,596 outstanding stock options, warrants and restricted stock awards for the six-month periods ended July 1, 2012 and July 3, 2011, respectively, that were not included in EPS as the effect would be anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of July 1, 2012, we have made commitments to purchase approximately $637 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations.  Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period.  In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.  Changes in our product warranty liability during the first six months of 2012 were as follows:

Balance at December 31, 2011	$839
Accruals for warranties issued	418
Settlements made	(233)
Balance at July 1, 2012	$1,024

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise in the normal course of business.  We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen, in the State of New York Supreme Court, County of Wayne (Index No. 73379).  In our initial Complaint, we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We allege that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen has breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint, without asserting any counterclaims.

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

On February 16, 2012, we filed an Amended Complaint in the action in Supreme Court, Wayne County, adding claims in that action against Modeen and Arista for misappropriation of our trade secrets and unfair competition, based on Arista’s strategy to hire Modeen and other former Ultralife employees, and thereby obtain improper access to information that is confidential and proprietary to us for Arista’s own benefit. We seek damages and injunctive relief limiting Arista’s employment of Modeen, and precluding Arista from using or disclosing information and trade secrets it acquired from us. Arista and Modeen answered the Amended Complaint on March 19, 2012 and discovery has commenced and is ongoing in both cases.

We initiated the September 23, 2011 Complaint against Arista to protect our customers, employees and shareholders from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees.  Protecting our collective intellectual property and know-how, developed at great cost to us to form our competitive position in the marketplace and create value for our shareholders, is a fundamental responsibility of all our employees.

We believe the action Arista filed on November 29, 2011 is retaliatory and without merit.  Our development of the foundation for the new product concept for which Arista claims we allegedly used its trade secrets commenced in 2008, long prior to the departure of those individuals who now constitute the executive team of Arista.  Furthermore, we believe the purported damage of $60,000 being claimed by Arista is based solely on the reduction in its market capitalization between November 2009 and the filing date of the Complaint. This market value loss is totally unrelated to any actions attributable to us, and claims for recovery of this or any other amount are legally and factually baseless.

Accordingly, we are vigorously pursuing our complaint against Arista and defending what we believe to be a meritless action on the part of Arista.

9-Volt Battery Litigation

In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleged damages associated with claims of breach of warranty in an amount of approximately $1,100.  We disputed the customer’s allegations against us and vigorously defended the lawsuit.  A trial was held on May 25, 2012 in Japan before a panel of three judges, after which the parties agreed to settle the matter for approximately $125, which has been reflected in our cost of products sold for the second quarter of 2012.  The terms of the settlement agreement include no legal liability on our part and the plaintiff abandoning all other claims against us.

d. Post-Audits of Government Contracts

We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts.  As of July 1, 2012, there were no outstanding exigent contracts with the U.S. government.  As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results.  In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts.  In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense.  We cooperated with the DCAA audit and DoD IG inquiry by making our personnel available to government auditors and investigators and furnishing the requested information and documents.  The DCAA Audit and DoD IG inquiry were consolidated and the US Attorney’s Office represented the government in connection with these matters.  Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment.  In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April 2011 to negotiate a settlement that would be in the best interests of our customers, employees and shareholders.  On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice.  As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011.  On June 1, 2011, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense which provides that we shall pay the U.S. $2,700 plus accrued interest thereon at the rate of 2.625% per annum from May 6, 2011, with principal payments of $1,000, $567, $567 and $566 being due on June 8, 2011, December 1, 2011, June 1, 2012 and December 1, 2012, respectively.  Each principal payment will be accompanied by a payment of accrued interest.  As of July 1, 2012, we have made the first three required payments.

e. Government Grants/Loans

In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi.  The CDBG was awarded and as of July 1, 2012, approximately $480 has been distributed under the grant.  Under an agreement with the City of West Point, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities.  In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility.  While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that our commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the CDBG.

In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi.  The RIFG was awarded and as of July 1, 2012, approximately $150 has been distributed under the grant.  Under an agreement with Clay County, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities.  In September 2010, we received an extension for this commitment to March 31, 2011.  In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility.  While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that our commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the RIFG.

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

The components of segment performance were as follows:

Three-Month Period Ended July 1, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$15,523	$3,183	$-	$-	$18,706
Segment contribution	3,763	704	-	(7,399)	(2,932)
Interest expense, net				(113)	(113)
Miscellaneous				(20)	(20)
Income taxes-current				(188)	(188)
Income taxes-deferred				17	17
Income from discontinued operations			49		49
Noncontrolling interest				20	20
Net loss attributable to Ultralife					$(3,167)
Total assets	$51,477	$30,548	$2,759	$8,207	$92,991

Three-Month Period Ended July 3, 2011
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$31,239	$11,873	$-	$-	$43,112
Segment contribution	7,253	4,307	-	(8,523)	3,037
Interest expense, net				(161)	(161)
Miscellaneous				(9)	(9)
Income taxes-current				(63)	(63)
Income taxes-deferred				(55)	(55)
Loss from discontinued operations			(2,325)		(2,325)
Noncontrolling interest				15	15
Net income attributable to Ultralife					$439
Total assets	$56,541	$33,329	$3,772	$8,797	$102,439

Six-Month Period Ended July 1, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$35,605	$10,602	$-	$-	$46,207
Segment contribution	7,706	3,354	-	(15,281)	(4,221)
Interest expense, net				(216)	(216)
Miscellaneous				32	32
Income taxes-current				(267)	(267)
Income taxes-deferred				5	5
Loss from discontinued operations			(22)		(22)
Noncontrolling interest				20	20
Net loss attributable to Ultralife					$(4,669)
Total assets	$51,477	$30,548	$2,759	$8,207	$92,991

Six-Month Period Ended July 3, 2011
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$55,487	$15,540	$-	$-	$71,027
Segment contribution	10,294	5,680	-	(16,873)	(899)
Interest expense, net				(316)	(316)
Miscellaneous				290	290
Income taxes-current				(67)	(67)
Income taxes-deferred				(109)	(109)
Loss from discontinued operations			(4,178)		(4,178)
Noncontrolling interest				28	28
Net loss attributable to Ultralife					$(5,251)
Total assets	$56,541	$33,329	$3,772	$8,797	$102,439

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments.  The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at July 1, 2012 and December 31, 2011.  The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments.

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

The total amount of the loss pertaining to assets and the related expenses was approximately $1,584.  The majority of our insurance claim is related to the recovery of damaged inventory.  In June 2012, we received approximately $1,017 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized.  As of July 1, 2012, we reflect a receivable from the insurance company relating to this claim of $435, which is net of our deductible of approximately $132, and represents additional proceeds to be received.  The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Condensed Consolidated Statements of Operations.

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

In connection with the exit activities described above, we recorded total restructuring charges of approximately $2,924.  The restructuring charges include approximately $703 of employee-related costs, including termination benefits, approximately $250 of lease termination costs, approximately $941 of inventory and fixed asset write-downs and approximately $1,030 of other associated costs.  The cash component of the aggregate total restructuring charges was approximately $1,984.  Subsequent to the completion of our exit activities, adjustments have been made to estimates of certain reserves and accruals that existed at that time.  These adjustments amount to $39 and were due to the difference in our actual experience compared to our expectations as of the completion of our exit activities.

In 2011, we implemented a series of Lean initiatives throughout our entire organization.  Lean is a disciplined management philosophy which is 100% focused on using resources more effectively and the elimination of non-value added functions to any process.  The expected result is a reduction in costs and increased efficiency.

On February 15, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business.   As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offers limited opportunities to achieve the operating margin thresholds of our new business model and decided to refocus our operations on profitable growth opportunities presented in the other product lines that comprise our business segments, Battery & Energy Products and Communications Systems.  Since 2008, our RedBlack Communications business has incurred significant operating losses.  We are actively seeking to sell our RedBlack business as a going concern and have engaged appropriate professionals to assist in that effort.  We have received non-binding letters of intent and interest from several interested parties and have executed one of them.  We anticipate that the actions taken to divest the RedBlack Communications business will result in the elimination of approximately 30 jobs and the transfer of the RedBlack facility located in Hollywood, Maryland.  We expect the RedBlack divestiture to occur within the next nine months.  Commencing with the first quarter of 2012 and concluding with the ultimate closing of the transaction, the results of the RedBlack operations and related divestiture costs will be reported as a discontinued operation.

Overview

Consolidated revenues for the three-month period ended July 1, 2012 decreased by $24,406, or 56.6%, from the three-month period ended July 3, 2011. The decrease was primarily attributable to revenue that did not recur this quarter resulting from shipments of 5390 batteries to the United States Defense Logistics Agency (“DLA”), the completion of a large non-recurring non-U.S. portion of a telematics battery contract, as well as the shipment of over 500 SATCOM units, all in the second quarter of 2011, and to a slower government and defense order rate in the Battery & Energy Products segment.

Gross profit for the second quarter of 2012 was $4,467, or 23.9% of revenues, compared to $11,560, or 26.8% of revenues, for the same quarter a year ago.  The decrease in the gross margin percentage was attributable to sales mix and lower shipments in the Communications Systems segment, partially offset by improved margins in our Battery & Energy Products segment.

Operating expenses decreased to $7,399 during the three-month period ended July 1, 2012, a decrease of $1,124, or 13.2%, from the $8,523 during the three-month period ended July 3, 2011, resulting from ongoing reductions in workforce, general and administrative spending cuts, lower sales commissions and more focused research & development and new product spending.  Operating expenses as a percentage of revenue increased from 19.8% during the quarter ended July 3, 2011 to 39.6% during the quarter ended July 1, 2012 primarily because of lower sales volumes.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $(1,641) in the second quarter of 2012 compared to $4,355 for the second quarter of 2011.  This decrease in Adjusted EBITDA from continuing operations was primarily attributable to our operating results.  See the section “Adjusted EBITDA from continuing operations” beginning on page 32 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

The outstanding balance on our credit facility was $357 at July 1, 2012.  By comparison, at July 3, 2011 and at December 31, 2011, the outstanding revolver balance under our credit facility was $3,657 and $-0-, respectively.  The decrease from the second quarter of 2011 is primarily attributable to cash generated from operations and diligent working capital management.

Outlook

For 2012, management continues to expect high-single to low-double digit year-over-year revenue growth for our Communication Systems segment and China operations.  However, given the continued softness in the Battery & Energy Products segment, our largest segment, management expects year-over-year total sales to decline by between 20% and 30%.  Having taken actions to reduce spending and align capacity, management believes that a return to operating profitability for the second half of 2012 is achievable with operating margin in the low- to mid-single digits.  The magnitude of the first half operating loss is expected to result in a total year operating loss.

Results of Operations

Three-month periods ended July 1, 2012 and July 3, 2011

Revenues.  Consolidated revenues for the three-month period ended July 1, 2012 amounted to $18,706, a decrease of $24,406, or 56.6%, from the $43,112 reported in the same quarter in 2011.

Battery & Energy Products sales decreased $15,716, or 50.3%, from $31,239 during the second quarter last year to $15,523 during the second quarter this year.  Of this decrease, approximately $8,600 was due to business that did not recur, and consists of approximately $4,600 related to shipments to the DLA under the indefinite delivery/indefinite quantity (“IDIQ”) contract awarded in September 2010 and approximately $4,000 related to the completion of the non-U.S. portion of a telematics battery contract in the second quarter of 2011. The remaining approximately $7,100 decrease is primarily attributable to a slower government and defense order rate for rechargeable and non-rechargeable batteries and charger systems.

Communications Systems revenues decreased $8,690, or 73.2%, from $11,873 during the second quarter last year to $3,183 during the second quarter this year. The year-over-year comparison was impacted by the shipment of over 500 SATCOM units in the second quarter of 2011 that did not recur in the second quarter of 2012 representing approximately $7,500 of revenue.  In addition, the current period was further impacted by lower shipments of 20 watt amplifiers reflecting timing differences in orders for large international funded projects.

Cost of Products Sold.  Cost of products sold totaled $14,239 for the quarter ended July 1, 2012, a decrease of $17,313, or 54.9%, from the $31,552 reported for the same three-month period a year ago.  Consolidated cost of products sold as a percentage of total revenue increased from 73.2% for the three-month period ended July 3, 2011 to 76.1% for the three-month period ended July 1, 2012.  Correspondingly, consolidated gross margin was 23.9% for the three-month period ended July 1, 2012, compared with 26.8% for the three-month period ended July 3, 2011, primarily attributable to sales mix and lower volumes in the Communications Systems segment, partially offset by improved margins in our Battery & Energy Products segment.

In our Battery & Energy Products segment, the cost of products sold decreased $12,226, from $23,986 during the three-month period ended July 3, 2011 to $11,760 during the three-month period ended July 1, 2012.  Battery & Energy Products’ gross profit for the second quarter of 2012 was $3,763, or 24.2% of revenues, a decrease of $3,490 from gross profit of $7,253, or 23.2% of revenues, for the second quarter of 2011.  Battery & Energy Products’ gross margin as a percentage of revenues increased by 100 basis points for the three-month period ended July 1, 2012 primarily attributable to sales mix and reductions in production scrap.

In our Communications Systems segment, the cost of products sold decreased $5,087 from $7,566 during the three-month period ended July 3, 2011 to $2,479 during the three-month period ended July 1, 2012.  Communications Systems’ gross profit for the second quarter of 2012 was $704, or 22.1% of revenues, a decrease of $3,603 from gross profit of $4,307, or 36.3% of revenues, for the second quarter of 2011.  The decrease in gross margins was attributable to sales mix, which included a much higher concentration of radio accessory products and the sale of some legacy products in the current period versus higher volumes of amplifiers and SATCOM units in the second quarter of 2011, and the recording of a reserve to rework and upgrade McDowell products requested by a strategically important customer for products purchased in 2008.

Operating Expenses.  Total operating expenses for the three-month period ended July 1, 2012 totaled $7,399, a decrease of $1,124 from $8,523 for the three-month period ended July 3, 2011, resulting from ongoing reductions in workforce, general and administrative spending cuts, lower sales commissions and more focused research & development and new product spending.

Overall, operating expenses as a percentage of revenues increased to 39.6% during the second quarter of 2012 from 19.8% reported in the second quarter of 2011 because of lower sales volumes.  Amortization expense associated with intangible assets related to our acquisitions was $125 for the second quarter of 2012 ($60 in selling, general and administrative expenses and $65 in research and development costs), compared with $157 for the second quarter of 2011 ($78 in selling, general, and administrative expenses and $79 in research and development costs).  Research and development costs were $1,970 in the second quarter of 2012, a decrease of $144, or 6.8%, from the $2,114 reported in the second quarter of 2011, as we focused our spending on the development of new products with the highest estimated return on investment.  Selling, general, and administrative expenses decreased $980, or 15.3%, to $5,429 during the second quarter of 2012 as compared to the second quarter of 2011, reflecting lower sales commission and continued actions to reduce general and administrative expenses.

Other Income (Expense).  Other income (expense) totaled $(133) for the second quarter of 2012, compared to $(170) for the second quarter of 2011.  Interest expense, net of interest income, decreased $48, to $113 for the second quarter of 2012 from $161 for the comparable period in 2011, as a result of lower average borrowings under our revolving credit facilities.  Miscellaneous income/expense amounted to expense of $20 for the second quarter of 2012 compared with expense of $9 for the second quarter of 2011. The expense in the second quarters of 2012 and 2011 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We reflected a tax provision of $171 for the second quarter of 2012 compared with $118 during the second quarter of 2011.  The expense is primarily due to (a) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods, and (b) the income reported for our China operations during the periods.  The effective consolidated tax rate for the three-month periods ended July 1, 2012 and July 3, 2011 was:

	Three-Month Periods Ended
	July 1, 2012	July 3, 2011
Income (Loss) before Incomes Taxes (a)	$(3,065)	$2,867

Total Income Tax Provision (b)	$171	$118

Effective Tax Rate (b/a)	5.6%	4.1%

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

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for the second quarters of 2012 and 2011.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations.  Income (loss) from discontinued operations, net of tax, totaled $49 for the second quarter of 2012, compared to $(2,325) for the second quarter of 2011.  The second quarter of 2012 income includes operating results and costs related to our previously announced divestiture of our RedBlack Communication business and our exit from the Energy Services business which was completed in the second quarter of 2011.  The loss from discontinued operations for the second quarter of 2011 reflects the inclusion of costs associated with the previously announced exit from the Energy Services business.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife.  Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $3,167 and $0.18, respectively, for the three months ended July 1, 2012, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $439 and $0.03, respectively, for the second quarter of 2011. Average common shares outstanding used to compute diluted earnings per share increased from 17,308,000 in the second quarter of 2011 to 17,396,000 in the second quarter of 2012, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

Six-month periods ended July 1, 2012 and July 3, 2011

Revenues.  Consolidated revenues for the six-month period ended July 1, 2012 amounted to $46,207, a decrease of $24,820, or 34.9%, from the $71,027 reported in the same period in 2011.

Battery & Energy Products sales decreased $19,882, or 35.8%, from $55,487 during the first six months last year to $35,605 during the first six months this year.  Revenues for Battery & Energy Products decreased due to the absence of shipments of 5390 batteries to the DLA, the completion of large non-recurring telematics orders in 2011 and a slower government and defense order rate for rechargeable and non-rechargeable batteries and charger systems.

Communications Systems revenues decreased $4,938, or 31.8%, from $15,540 during the first six months last year to $10,602 during the first six months this year.  The year-over-year comparison was impacted by the shipment of over 500 SATCOM units in the second quarter of 2011 that did not recur in the second quarter of 2012 representing approximately $7,500 of revenue, partially offset by our broader focus on large, global modernization opportunities, which resulted in higher amplifier sales in the first quarter of 2012.

Cost of Products Sold.  Cost of products sold totaled $35,147 for the six-month period ended July 1, 2012, a decrease of $19,906, or 36.2%, from the $55,053 reported for the same six-month period a year ago.  Consolidated cost of products sold as a percentage of total revenue decreased from 77.5% for the six-month period ended July 3, 2011 to 76.1% for the six-month period ended July 1, 2012.  Correspondingly, consolidated gross margin was 23.9% for the six-month period ended July 1, 2012, compared with 22.5% for the six-month period ended July 3, 2011, primarily attributable to higher margins in our Batteries and Energy Products segment and last year’s $2,730 DCAA settlement charge, partially offset by lower sales volumes and sales mix in our Communications Systems segment.

In our Battery & Energy Products segment, the cost of products sold decreased $17,294, from $45,193 during the six-month period ended July 3, 2011 to $27,899 during the six-month period ended July 1, 2012.  Battery & Energy Products’ gross profit for the first six months of 2012 was $7,706, or 21.6% of revenues, a decrease of $2,588 from gross profit of $10,294, or 18.6% of revenues, for the first six months of 2011.  Battery & Energy Products’ gross margin increased by 300 basis points for the six-month period ended July 1, 2012, primarily reflecting last year’s DCAA settlement charge.

In our Communications Systems segment, the cost of products sold decreased $2,612 from $9,860 during the six-month period ended July 3, 2011 to $7,248 during the first six months of 2012.  Communications Systems’ gross profit for the first six months of 2012 was $3,354, or 31.6% of revenues, a decrease of $2,326 from gross profit of $5,680, or 36.6% of revenues, for the first six months of 2011.  The decrease in gross margin was attributable to sales mix, which included a much higher concentration of radio accessory products and the sale of some legacy products in the current period versus higher volumes of amplifiers and SATCOM units in the second quarter of 2011, the recording of a reserve to rework and upgrade McDowell products requested by a strategically important customer for products they purchased in 2008, as well as, reduced volume pricing for certain large projects in the first quarter of 2012.

Operating Expenses.  Total operating expenses for the six-month period ended July 1, 2012 totaled $15,281, a decrease of $1,592 from $16,873 for the six-month period ended July 3, 2011, resulting from continued actions to reduce general and administrative expenses and focused spending in the development of new products.

Overall, operating expenses as a percentage of revenues increased to 33.1% during the first six months of 2012 from 23.8% reported in the first six months of 2011 because of lower sales volumes.  Amortization expense associated with intangible assets related to our acquisitions was $250 for the first six months of 2012 ($120 in selling, general and administrative expenses and $130 in research and development costs), compared with $314 for the first six months of 2011 ($157 in selling, general, and administrative expenses and $157 in research and development costs).  Research and development costs were $4,109 in the first six months of 2012, a decrease of $510, or 11.0%, from the $4,619 reported in the first six months of 2011, as we focused our spending on the development of new products with the highest estimated return on investment.  Selling, general, and administrative expenses decreased $1,082, or 8.8%, to $11,172 during the first six months of 2012 as compared to the first six months of 2011, reflecting on-going actions to reduce general and administrative expenses.

Other Income (Expense).  Other income (expense) totaled $(184) for the first six months of 2012, compared to $(26) for the first six months of 2011.  Interest expense, net of interest income, decreased $100, to $216 for the first six months of 2012 from $316 for the comparable period in 2011, as a result of lower average borrowings under our revolving credit facilities.  Miscellaneous income/expense amounted to income of $32 for the first six months of 2012 compared with income of $290 for the first six months of 2011. The income in the first six months of 2012 and 2011 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We reflected a tax provision of $262 for the first six months of 2012 compared with $176 during the first six months of 2011.  The expense is primarily due to (a) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods, and (b) the income reported for our China operations during the periods.  The effective consolidated tax rate for the six-month periods ended July 1, 2012 and July 3, 2011 was:

	Six-Month Periods Ended
	July 1, 2012	July 3, 2011
Income (Loss) before Incomes Taxes (a)	$(4,405)	$(925)

Total Income Tax Provision (b)	$262	$176

Effective Tax Rate (b/a)	5.9%	19.0%

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

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for the first six months of 2012 and 2011.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations.  Loss from discontinued operations, net of tax, totaled $22 for the first six months of 2012, compared to $4,178 for the first six months of 2011.  The first six months of 2012 loss includes operating results and costs related to our previously announced divestiture of our RedBlack Communication business and our exit from the Energy Services business which was completed in the second quarter of 2011.  The loss from discontinued operations for the first six months of 2011 reflects the inclusion of costs associated with the previously announced exit from the Energy Services business.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife.  Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $4,669 and $0.27, respectively, for the six months ended July 1, 2012, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $5,251 and $0.30, respectively, for the first six months of 2011. Average common shares outstanding used to compute diluted earnings per share increased from 17,286,000 in the first six months of 2011 to 17,376,000 in the first six months of 2012, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally.  Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011

Net income (loss) attributable to Ultralife	$(3,167)	$439	$(4,669)	$(5,251)
Add: interest expense, net	113	161	216	316
Add: income tax provision	171	118	262	176
Add: depreciation and amortization of financing fees	837	907	1,717	1,830
Add: amortization of intangible assets	125	157	250	314
Add: stock-based compensation expense	329	248	670	532
Add (Less): loss (gain) from discontinued operations	(49)	2,325	22	4,178

Adjusted EBITDA	$(1,641)	$4,355	$(1,532)	$2,095

Liquidity and Capital Resources

The following cash flow information is being presented net of continuing and discontinued operations.

As of July 1, 2012, cash and cash equivalents totaled $4,016, a decrease of $1,304 from December 31, 2011.  During the six-month period ended July 1, 2012, we used $292 of cash from operating activities as compared to the generation of $4,863 for the six-month period ended July 3, 2011.  The use of cash from operating activities in 2012 resulted mainly from our net loss of $4,689, net of approximately $1,760 of cash generated from working capital due mainly to decreases in the balance of accounts receivable, accounts payable, and inventories.

We used $1,546 in cash for investing activities during the first six months of 2012 compared with $1,484 in cash used for investing activities in the same period in 2011.  In the first six months of 2012, we spent $1,546 to purchase plant, property and equipment.  In the first six months of 2011, we spent $1,525 to purchase plant, property and equipment and $50 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc.  In addition, we received $91 in cash proceeds from dispositions of property, plant and equipment.

During the six-month period ended July 1, 2012, we generated $472 in funds from financing activities compared to the use of $4,941 in funds in the same period of 2011.  The financing activities in the first six months of 2012 included a $357 inflow from borrowings on the revolver portion of our primary credit facility, and an inflow of $115 from stock option exercises.  The financing activities in the first six months of 2011 included a $4,884 outflow from repayments on the revolver portion of our primary credit facilities, and an outflow of $110 for principal payments on debt and capital lease obligations, partially offset by an inflow of $53 from stock option exercises.

Inventory turnover for the first six months of 2012 was an annualized rate of approximately 2.6 turns per year, a decrease from the 3.0 turns for the full year of 2011.  The decrease in this metric is mainly due to the overall decrease in sales volume in 2012.

As of July 1, 2012, we had made commitments to purchase approximately $637 of production machinery and equipment, which we expect to fund through operating cash flows or draws upon our revolver.

Debt Commitments

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

We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010.  As of July 1, 2012, our fixed charge coverage ratio was 2.00 to 1.00.  Accordingly, we were in compliance with the financial covenants of the Credit Facility.  All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties.  The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default.  If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of July 1, 2012, we had $357 outstanding under the Credit Facility.  At July 1, 2012, the interest rate on the asset based revolver component of the Credit Facility was 3.24%.  As of July 1, 2012, the revolver arrangement had approximately $9,796 of additional borrowing capacity, including outstanding letters of credit.  At July 1, 2012, we had $413 of outstanding letters of credit under the Credit Facility.

Other Matters

We periodically explore various sources of liquidity to ensure financing flexibility, including leasing alternatives, issuing new or refinancing existing debt, and raising equity through private or public offerings.  Although we stay abreast of such financing alternatives, we believe we have the ability during the next 12 months to finance our operations primarily through internally generated funds or through the use of additional financing that currently is available to us pursuant to our Credit Facility, which matures on February 17, 2013. In the event that we are unable to finance our operations with internally generated funds or through the use of additional financing from our Credit Facility, we may need to seek additional credit or access the capital markets for additional funds.  We can provide no assurance that we would be successful in this regard.

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

During the first six months of 2012, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended July 1, 2012, there were no material changes to our quantitative and qualitative disclosures about market risk as presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings and claims that arise in the normal course of business.  We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.  Financial information in the following disclosure is presented in thousands of dollars.

Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen, in the State of New York Supreme Court, County of Wayne (Index No. 73379).  In our initial Complaint, we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We allege that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen has breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint, without asserting any counterclaims.

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

On February 16, 2012, we filed an Amended Complaint in the action in Supreme Court, Wayne County, adding claims in that action against Modeen and Arista for misappropriation of our trade secrets and unfair competition, based on Arista’s strategy to hire Modeen and other former Ultralife employees, and thereby obtain improper access to information that is confidential and proprietary to us for Arista’s own benefit. We seek damages and injunctive relief limiting Arista’s employment of Modeen, and precluding Arista from using or disclosing information and trade secrets it acquired from us. Arista and Modeen answered the Amended Complaint on March 19, 2012 and discovery has commenced and is ongoing in both cases.

We initiated the September 23, 2011 Complaint against Arista to protect our customers, employees and shareholders from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees.  Protecting our collective intellectual property and know-how, developed at great cost to us to form our competitive position in the marketplace and create value for our shareholders, is a fundamental responsibility of all our employees.

We believe the action Arista filed on November 29, 2011 is retaliatory and without merit.  Our development of the foundation for the new product concept for which Arista claims we allegedly used its trade secrets commenced in 2008, long prior to the departure of those individuals who now constitute the executive team of Arista.  Furthermore, we believe the purported damage of $60,000 being claimed by Arista is based solely on the reduction in its market capitalization between November 2009 and the filing date of the Complaint. This market value loss is totally unrelated to any actions attributable to us, and claims for recovery of this or any other amount are legally and factually baseless.

Accordingly, we are vigorously pursuing our complaint against Arista and defending what we believe to be a meritless action on the part of Arista.

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

ULTRALIFE CORPORATION
(Registrant)

          Date: August 9, 2012                                                                 By:   /s/ Michael D. Popielec
   Michael D. Popielec
   President and Chief Executive Officer
   (Principal Executive Officer)

          Date: August 9, 2012                                                                 By:   /s/ Philip A. Fain
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