Form 10-Q
period 2012-09-30
ULTRALIFE CORP
filed 2012-11-08
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

 or

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

At October 25, 2012, there were 17,430,219 shares of common stock $0.10 par value outstanding, net of 1,372,757 treasury shares.

ULTRALIFE CORPORATION
INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2012 (Unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) - Three- and nine-month periods ended September 30, 2012 and October 2, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) - nine-month periods ended September 30, 2012 and October 2, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 6.	Exhibits	38

Signatures		39

Index to Exhibits		40

PART I     FINANCIAL INFORMATION
Item 1.   Financial Statements

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

ASSETS	(Unaudited) September 30, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$4,959	$5,320
Restricted cash	412	166
Trade accounts receivable (less allowance for doubtful accounts of $331 at September 30, 2012 and $683 at December 31, 2011)	20,254	19,903
Inventories	33,092	34,967
Due from insurance company	721	1,730
Deferred tax asset - current	155	161
Income taxes receivable	117	220
Prepaid expenses and other current assets	1,645	1,766

Total current assets	61,355	64,233

Property, plant and equipment, net	12,375	12,588

Other assets:
Goodwill	16,337	18,356
Intangible assets, net	5,164	5,533
Security deposits and other long-term assets	98	105
	21,599	23,994

Total Assets	$95,329	$100,815

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$-	$-
Accounts payable	11,930	13,766
Income taxes payable	2	11
Deferred tax liability - current	73	187
Other current liabilities	7,654	9,194
Total current liabilities	19,659	23,158

Long-term liabilities:
Deferred tax liability - long-term	4,156	4,170
Other long-term liabilities	275	261
Total long-term liabilities	4,431	4,431

Commitments and contingencies (Note 10)

Shareholders' equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,802,976 at September 30, 2012 and 18,716,921 at December 31, 2011	1,883	1,874
Capital in excess of par value	173,416	172,309
Accumulated other comprehensive loss	(1,066)	(985)
Accumulated deficit	(95,271)	(92,280)
	78,962	80,918
Less --Treasury stock, at cost -- 1,372,757 shares at September 30, 2012 and 1,372,757 shares at December 31, 2011 outstanding	7,658	7,658
Total Ultralife equity	71,304	73,260

Noncontrolling interest	(65)	(34)
Total shareholders' equity	71,239	73,226

Total Liabilities and Shareholders' Equity	$95,329	$100,815

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30	October 2,	September 30	October 2,
	2012	2011	2012	2011

Revenues	$26,181	$35,204	$72,388	$106,231

Cost of products sold	17,962	25,844	53,109	80,897

Gross profit	8,219	9,360	19,279	25,334

Operating expenses:
Research and development (including $65, $77, $195 and $234, respectively, of amortization of intangible assets)	1,596	2,294	5,706	6,913
Selling, general, and administrative (including $57, $78, $177 and $235 respectively, of amortization of intangible assets)	4,869	5,521	16,041	17,775
Total operating expenses	6,465	7,815	21,747	24,688

Operating income (loss)	1,754	1,545	(2,468)	646

Other income (expense):
Interest income	1	2	4	4
Interest expense	(97)	(126)	(316)	(444)
Miscellaneous	(15)	49	17	339
Income (loss) from continuing operations before income taxes	1,643	1,470	(2,763)	545

Income tax provision-current	120	67	387	134
Income tax provision - deferred	55	55	50	164
Total income taxes provision	175	122	437	298

Net income (loss) from continuing operations	1,468	1,348	(3,200)	247

Discontinued operations:
Income (loss) from discontinued operations, net of tax	200	4	178	(4,174)

Net income (loss)	1,668	1,352	(3,022)	(3,927)

Net loss attributable to noncontrolling interest	11	11	31	39

Net income (loss) attributable to Ultralife	$1,679	$1,363	$(2,991)	$(3,888)

Other comprehensive income (loss):
Foreign currency translation adjustments	(204)	(19)	(81)	268

Comprehensive income (loss) attributable to Ultralife	$1,475	$1,344	$(3,072)	$(3,620)

Net income (loss) attributable to Ultralife common shareholders - basic
Continuing operations	$0.09	$0.08	$(0.18)	$0.02
Discontinued operations	$0.01	$0.00	$0.01	$(0.24)
Total	$0.10	$0.08	$(0.17)	$(0.22)

Net income (loss) attributable to Ultralife common shareholders - diluted
Continuing operations	$0.09	$0.08	$(0.18)	$0.02
Discontinued operations	$0.01	$0.00	$0.01	$(0.24)
Total	$0.10	$0.08	$(0.17)	$(0.22)

Weighted average shares outstanding - basic	17,418	17,313	17,390	17,295
Weighted average shares outstanding - diluted	17,418	17,341	17,390	17,295

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine-Month Periods Ended
	September 30	October 2,
	2012	2011

OPERATING ACTIVITIES
Net (loss)	$(3,022)	$(3,927)
(Income) loss from discontinued operations, net of tax	(178)	4,174
Adjustments to reconcile net (loss) from continuing operations to net cash provided from operating activities:
Depreciation and amortization of financing fees	2,566	2,720
Amortization of intangible assets	372	469
Loss on long-lived asset disposal and write-offs	13	105
Foreign exchange gain	(3)	(326)
Impairment of goodwill and long-lived assets	-	-
Non-cash stock-based compensation	1,001	882
Changes in deferred income taxes	74	199
Changes in operating assets and liabilities:
Accounts receivable	3,265	8,090
Inventories	1,766	1,397
Income taxes receivable	104	-
Prepaid expenses and other current assets	(39)	92
Insurance receivable relating to fires	1,014	(1,724)
Income taxes payable	(9)	(24)
Accounts payable and other liabilities	(5,020)	(5,395)
Net cash provided from (used in) operating activities from continuing operations	1,904	6,732
Net cash provided from operating activities from discontinued operations	(2,133)	86
Net cash provided from (used in) operating activities	(229)	6,818

INVESTING ACTIVITIES
Purchase of property and equipment	(2,011)	(1,878)
Proceeds from asset disposal	-	7
Change in restricted cash	(250)	468
Payments for acquired companies, net of cash acquired	-	(50)
Net cash used in investing activities from continuing operations	(2,261)	(1,453)
Net cash provided from investing activities from discontinued operations	2,133	102
Net cash used in investing activities	(128)	(1,351)

FINANCING ACTIVITIES
Net change in revolving credit facility	-	(6,060)
Proceeds from issuance of common stock	115	57
Principal payments on debt and capital lease obligations	-	(6)
Net cash provided from (used in) financing activities from continuing operations	115	(6,009)
Net cash used in financing activities from discontinued operations	-	(128)
Net cash provided from (used in) financing activities	115	(6,137)

Effect of exchange rate changes on cash	(119)	522

Change in cash and cash equivalents	(361)	(148)

Cash and cash equivalents at beginning of period	5,320	4,641

Cash and cash equivalents at end of period	$4,959	$4,493

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$291	$158
Cash paid for interest	$184	$353

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

2.  DISPOSITIONS AND EXIT ACTIVITIES

RedBlack Communications, Inc.

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012. RedBlack, a wholly owned subsidiary of ours based in Hollywood, Maryland, designs, integrates and fields mobile, modular and fixed site communication and electronic systems.  As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offered limited opportunities to achieve the operating thresholds of our new business model.

On September 28, 2012, we entered into and closed a Stock Purchase Agreement (the “Agreement”) to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc.  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, there will be a customary post-closing working capital adjustment to the purchase price which is expected to be completed within ninety days.

The Agreement contains customary representations and warranties that will survive for a period of two or three years.  The Agreement also contains customary indemnification for breaches of the representations and warranties identified in the Agreement.

Pursuant to the Agreement, we are prohibited from engaging or participating with any current customer of RedBlack in any business, directly or indirectly, that competes with the business conducted by RedBlack for two years.  We are also prohibited from hiring, soliciting, or recruiting any current employee, independent contractor, or consultant of BCF Solutions, Inc. or RedBlack for two years.

Commencing with the first quarter of 2012, the results of the RedBlack operations and related divestiture costs have been reported as a discontinued operation.

As a result, the Condensed Consolidated Statements of Comprehensive Income (Loss) herein exclude the RedBlack operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three- and nine-month periods ended September 30, 2012 and October 2, 2011:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$1,267	$802	$3,404	$1,786
Income (Loss) from discontinued operations	(59)	16	(3)	(415)
Provision (Benefit) for income taxes	(196)	12	(174)	36
Income (Loss) from discontinued operations, net of tax	137	4	171	(451)

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

The actions taken to exit our Energy Services segment resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months.  As of the end of the second quarter of 2011, all exit activities with respect to our Energy Services segment were completed.  As a result, the presentation of results herein excludes the Energy Services segment from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three- and nine-month periods ended September 30, 2012 and October 2, 2011:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$-	$-	$-	$3,895
Gain/(loss) from discontinued operations	63	-	8	(3,796)
Provision for income taxes	-	-	-	-
Gain/(loss) from discontinued operations, net of tax	63	-	8	(3,796)

Included in the Loss from discontinued operations described above, we recorded the following exit charges:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Inventory and fixed asset write-downs	$-	$-	$-	$941
Employee related, including termination benefits	-	-	-	703
Lease termination costs	-	-	-	250
Other costs	-	-	-	1,030
Total Exit Costs	$-	$-	$-	$2,924
Cash Component	$-	$-	$-	$1,984

3.  INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	September 30, 2012	December 31, 2011
Raw materials	$15,977	$20,097
Work in process	5,095	4,770
Finished goods	12,020	10,100
	$33,092	$34,967

4.  PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Land	$123	$123
Buildings and leasehold improvements	7,274	7,000
Machinery and equipment	46,044	44,770
Furniture and fixtures	1,904	1,894
Computer hardware and software	4,180	3,815
Construction in progress	889	641
	60,414	58,243
Less: Accumulated depreciation	48,039	45,655
	$12,375	$12,588

Depreciation expense for property, plant and equipment was $800 and $2,460 for the three- and nine-month periods ended September 30, 2012, respectively, and $875 and $2,673 for the three- and nine-month periods ended October 2, 2011, respectively.

5.  GOODWILL AND INTANGIBLE ASSETS

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

The impairment analysis of goodwill and intangible assets consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed.

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. We determine the fair value of our intangibles assets with indefinite lives (trademarks) through a royalty relief income valuation approach.

We have determined that during the third quarter of 2012 a triggering event, as defined within FASB ASC Topic 350, occurred as a result of the decrease in our market valuation in relation to our shareholder’s equity.   As such, we accelerated the review of our goodwill and intangible assets from October 1, 2012 to September 30, 2012.  Based upon the results of that review, we have determined that no impairment was necessary for either goodwill or the indefinite-lived intangible assets.

a. Goodwill

The following table summarizes the goodwill activity by segment for the nine-month periods ended September 30, 2012 and October 2, 2011:

	Battery & Energy Products	Communications Systems	Discontinued Operations	Total

Balance at December 31, 2010	$4,758	$11,493	$2,025	$18,276

Effect of foreign currency translations	73	-	-	73

Balance at October 2, 2011	4,831	11,493	2,025	18,349

Effect of foreign currency translations	7	-	-	7

Balance at December 31, 2011	4,838	11,493	2,025	18,356

Sale of RedBlack Communications			(2,025)	(2,025)
Effect of foreign currency translations	6	-	-	6

Balance at September 30, 2012	$4,844	$11,493	$-	$16,337

b. Intangible Assets

The composition of intangible assets was:

	September 30, 2012
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,564	$-	$3,564
Patents and technology	4,493	3,635	858
Customer relationships	3,995	3,308	687
Distributor relationships	379	324	55
Non-compete agreements	216	216	-

Total intangible assets	$12,647	$7,483	$5,164

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,563	$-	$3,563
Patents and technology	4,492	3,440	1,052
Customer relationships	3,993	3,143	850
Distributor relationships	378	310	68
Non-compete agreements	396	396	-

Total intangible assets	$12,822	$7,289	$5,533

Amortization expense for intangible assets was $122 and $372 for the three- and nine-month periods ended September 30, 2012, respectively, and $155 and $469 for the three- and nine-month periods ended October 2, 2011, respectively.

The change in the cost value of total intangible assets from December 31, 2011 to September 30, 2012 is a result of the effect of foreign currency translations and the disposition of fully amortized intangible assets in conjunction with our sale of RedBlack Communications.

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

On September 28, 2012, we entered into a Second Amendment to the Credit Facility (“Second Amendment”) with RBS. The Second Amendment amended the Credit Facility to consent to the sale of the stock of RedBlack and to release any and all liens on RedBlack.

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

We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010.  As of September 30, 2012, our fixed charge coverage ratio was 1.95 to 1.00.  Accordingly, we were in compliance with the financial covenants of the Credit Facility.  All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties.  The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default.  If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of September 30, 2012, we had no amounts outstanding under the Credit Facility.  At September 30, 2012, the interest rate on the asset based revolver component of the Credit Facility was 3.23%.  As of September 30, 2012, the revolver arrangement had approximately $14,574 of additional borrowing capacity, including outstanding letters of credit.  At September 30, 2012, we had $413 of outstanding letters of credit under the Credit Facility.

7.  SHAREHOLDERS’ EQUITY

a. Common Stock

In February 2012, we issued 16,271 shares of common stock to our non-employee directors, valued at $76.

In May 2012, we issued 17,473 shares of common stock to our non-employee directors, valued at $77.

In August 2012, we issued 24,311 shares of common stock to our non-employee directors, valued at $77.

b. Treasury Stock

At September 30, 2012 and December 31, 2011, we had 1,372,757 shares of treasury stock outstanding, valued at $7,658.

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

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”).  Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date.  All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date.  Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options issued to employees. As of September 30, 2012, there were 2,244,722 stock options outstanding under the LTIP.

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

On December 30, 2010, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, options to purchase shares of common stock under the LTIP as follows: (i) 50,000 shares at $6.42, vesting in annual increments of 12,500 shares over a four-year period commencing December 30, 2011; (ii) 250,000 shares at $6.42, vesting in annual increments of 62,500 shares over a four-year period which commenced on December 30, 2011; (iii) 200,000 shares at $10.00, with vesting to begin on the date the stock reaches a closing price of $10.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date; and (iv) 200,000 shares at $15.00, with vesting to begin on the date the stock reaches a closing price of $15.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date.  All such options in items (i) and (ii) shall expire on December 30, 2017.  All such options in items (iii) and (iv) shall expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020.  The options set forth in items (ii), (iii) and (iv) were subject to shareholder approval of an amendment to the LTIP, which approval was obtained on June 7, 2011.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the LTIP.  The option vests in annual increments of 12,500 shares over a four-year period which commenced on December 30, 2011.  The option expires on December 30, 2017.

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $255 and $771 for the three- and nine-month periods ended September 30, 2012, respectively, and $282 and $683 for the three- and nine-month periods ended October 2, 2011, respectively.  As of September 30, 2012, there was $1,317 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.14 years.

We use the Black-Scholes option-pricing model to estimate the fair value of non-market performance stock-based awards.  The following weighted average assumptions were used to value non-market performance stock options granted during the nine-month periods ended September 30, 2012 and October 2, 2011.

	Nine-Month Periods Ended
	September 30, 2012	October 2, 2011

Risk-free interest rate	0.56%	1.22%
Volatility factor	63.53%	60.63%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.91	3.82

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards.  The following weighted average assumptions were used to value market performance stock options granted during the nine-month period ended October 2, 2011.  There were no market performance stock options granted during the nine-months ended September 30, 2012.

Nine-Month Period Ended October 2, 2011

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

Stock option activity for the first nine months of 2012 is summarized as:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Shares under option at January 1, 2012	2,356,228	$8.34
Options granted	303,150	3.63
Options exercised	(28,000)	4.09
Options forfeited	(75,389)	4.82
Options expired	(213,267)	10.90
Shares under option at September 30, 2012	2,342,722	$7.66	4.83 years	$-

Vested and expected to vest as of September 30, 2012	2,232,729	$7.80	4.79 years	$-
Options exercisable at September 30, 2012	848,930	$9.01	2.63 years	$-

The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month period ended September 30, 2012 was $29.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options.  We did not record any excess tax benefits in the first nine months of 2012 and 2011.  Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2012 and October 2, 2011 was $115 and $57, respectively.

d. Restricted Stock Awards

No restricted stock was awarded during the nine-month periods ended September 30, 2012 and October 2, 2011.

The activity of restricted stock awards for the nine months of 2012 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	1,218	$11.33
Granted	-	-
Vested	(1,218)	11.33
Forfeited	-	-
Unvested at September 30, 2012	-	$-

We recorded compensation cost related to restricted stock awards of $-0- and $1 for the three- and nine-month periods ended September, 2012, respectively, and $(8) and $(31) for the three- and nine-month periods ended October 2, 2011, respectively.  As of September 30, 2012, we had $-0- of total unrecognized compensation cost related to restricted stock awards. The total fair value of these grants that vested during the nine-month period ended September 30, 2012 was $5.

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

For the three- and nine-month periods ended September 30, 2012, we recorded a benefit of $21 and a provision of $264, respectively, in income tax expense.  For the three- and nine-month periods ended October 2, 2011, we recorded $132 and $332, respectively, in income tax expense.  The expense is primarily due to (a) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods, and (b) the income reported for our China operations during the periods.

Our effective consolidated tax rate for the three- and nine-month periods ended September 30, 2012 and October 2, 2011 was:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Income (Loss) from continuing operations before Incomes Taxes (a)	$1,643	$1,470	$(2,763)	$545

Total Income Tax Provision (b)	$175	$122	$437	$298

Effective Tax Rate (b/a)	10.7%	8.3%	15.8%	54.7%

The overall effective rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses.  We have substantial net operating loss carryforwards which offset taxable income in the United States.  However, we remain subject to the alternative minimum tax in the United States.  The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income.  The alternative minimum tax did not have an impact on income taxes determined for the three- and nine-month periods ended September 30, 2012 and October 2, 2011.  The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset.  Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.

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

Our unrecognized tax benefits related to uncertain tax positions at September 30, 2012 relate to Federal and various state jurisdictions.  The following table summarizes the activity related to our unrecognized tax benefits:

Nine-Month Periods Ended
	September 30, 2012	October 2, 2011
Balance at beginning of the period	$6,779	$-

Increases related to current year tax positions	-	-
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Expiration of statute of limitations for assessment of taxes	-	-
Settlements	-	-
Balance at end of the period	$6,779	$-

The total unrecognized tax benefit balance at September 30, 2012 is comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance.  As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on the effective tax rate.

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

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period.  The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method.  For the three- and nine-month periods ended September 30, 2012 and October 2, 2011, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Net Income (Loss) from continuing operations attributable to Ultralife	$1,479	$1,359	$(3,169)	$286
Net Income (Loss) from continuing operations attributable to participating securities (unvested restricted stock awards) (-0-, 1,000, -0- and -0- shares, respectively)	-	-	-	-
Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	1,479	1,359	(3,169)	286
Effect of Dilutive Securities	-	-	-	-
Net Income (Loss) from continuing operations attributable to Ultralife common shareholders - Adjusted (b)	$1,479	$1,359	$(3,169)	$286

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$200	$4	$178	$(4,174)
Effect of Dilutive Securities	-	-	-	-
Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders - Adjusted (d)	$200	$4	$178	$(4,174)

Average Common Shares Outstanding – Basic (e)	17,418,000	17,313,000	17,390,000	17,295,000
Effect of Dilutive Securities:
Stock Options / Warrants	-	28,000	-	-
Average Common Shares Outstanding – Diluted (f)	17,418,000	17,341,000	17,390,000	17,295,000

EPS – Basic (a/e) - continuing operations	$0.09	$0.08	$(0.18)	$0.02
EPS – Basic (c/e) - discontinued operations	$0.01	$0.00	$0.01	$(0.24)
EPS – Diluted (b/f) - continuing operations	$0.09	$0.08	$(0.18)	$0.02
EPS – Diluted (d/f) - discontinued operations	$0.01	$0.00	$0.01	$(0.24)

There were 2,342,722 and 2,060,802 outstanding stock options, warrants and restricted stock awards for the three-month periods ended September 30, 2012 and October 2, 2011, respectively, that were not included in EPS as the effect would be anti-dilutive.  The dilutive effect of -0- and 259,552 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the three-month periods ended September 30, 2012 and October 2, 2011, respectively.

There were 2,342,722 and 2,320,354 outstanding stock options, warrants and restricted stock awards for the nine-month periods ended September 30, 2012 and October 2, 2011, respectively, that were not included in EPS as the effect would be anti-dilutive.

10.  COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of September 30, 2012, we have made commitments to purchase approximately $477 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations.  Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period.  In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.  Changes in our product warranty liability during the first nine months of 2012 were as follows:

Balance at December 31, 2011	$839
Accruals for warranties issued	394
Settlements made	(320)
Balance at September 30, 2012	$913

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

d. Post-Audits of Government Contracts

We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts.  As of September 30, 2012, there were no outstanding exigent contracts with the U.S. government.  As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results.  In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts.  In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense.  We cooperated with the DCAA audit and DoD IG inquiry by making our personnel available to government auditors and investigators and furnishing the requested information and documents.  The DCAA Audit and DoD IG inquiry were consolidated and the US Attorney’s Office represented the government in connection with these matters.  Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment.  In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April 2011 to negotiate a settlement that would be in the best interests of our customers, employees and shareholders.  On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice.  As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011.  On June 1, 2011, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense which provides that we shall pay the U.S. $2,700 plus accrued interest thereon at the rate of 2.625% per annum from May 6, 2011, with principal payments of $1,000, $567, $567 and $566 being due on June 8, 2011, December 1, 2011, June 1, 2012 and December 1, 2012, respectively.  Each principal payment will be accompanied by a payment of accrued interest.  As of September 30, 2012, we have made the first three required payments.

e. Government Grants/Loans

In conjunction with the City of West Point, Mississippi, we applied for a Community Development Block Grant (“CDBG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi.  The CDBG was awarded and as of September 30, 2012, approximately $480 has been distributed under the grant.  Under an agreement with the City of West Point, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within three years of completion of the CDBG improvement activities.  In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility.  While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that our commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the CDBG.

In conjunction with Clay County, Mississippi, we applied for a Mississippi Rural Impact Fund Grant (“RIFG”) from the State of Mississippi for infrastructure improvements to our leased facility that is owned by the City of West Point, Mississippi.  The RIFG was awarded and as of September 30, 2012, approximately $150 has been distributed under the grant.  Under an agreement with Clay County, we agreed to employ at least 30 full-time employees at the facility, of which 51% of the jobs had to be filled or made available to low or moderate income families, within two years of completion of the RIFG improvement activities.  In September 2010, we received an extension for this commitment to March 31, 2011.  In addition, we agreed to invest at least $1,000 in equipment and working capital into the facility within the first three years of operation of the facility.  While we have yet to receive formal notice from the applicable government agency confirming the closure of the grant, we believe that our commitments were satisfied as of March 2011 and, therefore, have not recorded an accrual with respect to any potential liability for the grant amounts received under the RIFG.

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

The components of segment performance were as follows:

Three-Month Period Ended September 30, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$16,633	$9,548	$-	$-	$26,181
Segment contribution	4,770	3,449	-	(6,465)	1,754
Interest expense, net				(96)	(96)
Miscellaneous				(15)	(15)
Income taxes-current				(120)	(120)
Income taxes-deferred				(55)	(55)
Income from discontinued operations			200		200
Noncontrolling interest				11	11
Net income attributable to Ultralife					$1,679
Total assets	$54,031	$32,290	$11	$8,997	$95,329

Three-Month Period Ended October 2, 2011
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$28,834	$6,370	$-	$-	$35,204
Segment contribution	7,929	1,431	-	(7,815)	1,545
Interest expense, net				(124)	(124)
Miscellaneous				49	49
Income taxes-current				(67)	(67)
Income taxes-deferred				(55)	(55)
Income from discontinued operations			4		4
Noncontrolling interest				11	11
Net income attributable to Ultralife					$1,363
Total assets	$54,661	$34,001	$2,885	$9,800	$101,347

Nine-Month Period Ended September 30, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$52,238	$20,150	$-	$-	$72,388
Segment contribution	12,476	6,803	-	(21,747)	(2,468)
Interest expense, net				(312)	(312)
Miscellaneous				17	17
Income taxes-current				(387)	(387)
Income taxes-deferred				(50)	(50)
Income from discontinued operations			178		178
Noncontrolling interest				31	31
Net loss attributable to Ultralife					$(2,991)
Total assets	$54,031	$32,290	$11	$8,997	$95,329

Nine-Month Period Ended October 2, 2011
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$84,321	$21,910	$-	$-	$106,231
Segment contribution	18,223	7,111	-	(24,688)	646
Interest expense, net				(440)	(440)
Miscellaneous				339	339
Income taxes-current				(134)	(134)
Income taxes-deferred				(164)	(164)
Loss from discontinued operations			(4,174)		(4,174)
Noncontrolling interest				39	39
Net loss attributable to Ultralife					$(3,888)
Total assets	$54,661	$34,001	$2,885	$9,800	$101,347

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments.  The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at September 30, 2012 and December 31, 2011.  The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments.

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

The total amount of the loss pertaining to assets and the related expenses was approximately $1,584.  The majority of our insurance claim is related to the recovery of damaged inventory.  In June 2012, we received approximately $1,017 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized.  As of September 30, 2012, we reflect a receivable from the insurance company relating to this claim of $432, which is net of our deductible of approximately $132, and represents additional proceeds to be received.  The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Condensed Consolidated Statements of Operations.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”.  ASU 2012-02 was issued to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  We plan to adopt this standard during our fourth quarter impairment review process. We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012. RedBlack, a wholly owned subsidiary of ours based in Hollywood, Maryland, designs, integrates and fields mobile, modular and fixed site communication and electronic systems.  As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offered limited opportunities to achieve the operating thresholds of our new business model.

On September 28, 2012, we entered into and closed a Stock Purchase Agreement to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc (the “Agreement”).  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, there will be a customary post-closing working capital adjustment to the purchase price which is expected to be completed within ninety days.

The Agreement contains customary representations and warranties that will survive for a period of two or three years.  The Agreement also contains customary indemnification for breaches of the representations and warranties identified in the Agreement.

Pursuant to the Agreement, we are prohibited from engaging or participating with any current customer of RedBlack in any business, directly or indirectly, that competes with the business conducted by RedBlack for two years.  We are also prohibited from hiring, soliciting, or recruiting any current employee, independent contractor, or consultant of BCF Solutions, Inc. or RedBlack for two years.

Commencing with the first quarter of 2012, the results of the RedBlack operations and related divestiture costs will be reported as a discontinued operation. Certain items included within income from discontinued operations are based upon management’s best estimates as of the date of sale and may change should our estimates be different from our actual experience.

Overview

Consolidated revenues for the three-month period ended September 30, 2012 decreased by $9,023, or 25.6%, from the three-month period ended October 2, 2011.  The decrease was primarily attributable to continued slowdown in the government and defense order rate for rechargeable and non-rechargeable batteries, partially offset by an order for our M-1 battery products to service an allied country’s department of defense and an increase in Communications Systems sales, reflecting shipments of SATCOM systems and the fulfillment of amplifier orders that were delayed from the second quarter.

Gross profit for the third quarter of 2012 was $8,219, or 31.4% of revenues, compared to $9,360, or 26.6% of revenues, for the same quarter a year ago.  The year-over-year comparison was impacted by the $1,100 non-cash charge recorded in the third quarter of 2011 to write-off discontinued legacy amplifiers, which equaled approximately 300 basis points of gross margin.  The increase in the gross margin percentage was attributable to improved 9-volt margins resulting from the transition of production to our China operations and increases in average selling price of the newly designed 9-volt product, scrap and productivity improvements in our manufacturing operations, as well as favorable sales mix in both our business segments.

Operating expenses decreased to $6,465 during the three-month period ended September 30, 2012, a decrease of $1,350, or 17.3%, from the $7,815 during the three-month period ended October 2, 2011, primarily due to headcount reductions completed in the first half of 2012 in addition to discretionary spending cuts and lower sales commissions. Operating expenses as a percentage of revenue increased from 22.2% during the quarter ended October 2, 2011 to 24.7% during the quarter ended September, 2012 primarily because of lower sales volumes.

Operating income was $1,754, a 13.6% increase over the $1,545 for the same period in 2011, reflecting the benefits of favorable sales mix, productivity gains and operating expense reductions. Operating margin was 6.7%, compared to 4.4% for the year-earlier period, an increase of 230 basis points.

Net income from continuing operations was $1,468, or $0.09 per share, compared to net income of $1,348, or $0.08 per share, for the third quarter of 2011.  Net income from discontinued operations was $200 or $0.01 per share, versus $4 or $0.00 per share for the same quarter last year.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $3,052 in the third quarter of 2012 compared to $3,000 for the third quarter of 2011.  This increase in Adjusted EBITDA from continuing operations was primarily attributable to our operating results.  See the section “Adjusted EBITDA from continuing operations” beginning on page 32 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

There was no outstanding balance on our credit facility as of September 30, 2012.  By comparison, as of October 2, 2011 and as of December 31, 2011, the outstanding revolver balance under our credit facility was $2,481 and $-0-, respectively.  The decrease from the third quarter of 2011 is primarily attributable to cash generated from operations and diligent working capital management.

Outlook

Management reaffirms its outlook for 2012.  Management expects high-single to low-double digit year-over-year revenue growth for its Communication Systems segment and China operations.  Given the continued uncertainty in government and defense orders for the Battery & Energy Products segment, the company’s largest segment, management expects year-over-year total sales to decline by between 20% and 30%.  Based on the third quarter results and the actions taken in the first half of 2012 to reduce spending and align capacity, management expects a return to operating profitability for the second half of 2012 with operating margin in the low- to mid- single digits.  The magnitude of the first half operating loss is expected to result in a total year operating loss.

Results of Operations

Three-month periods ended September 30, 2012 and October 2, 2011

Revenues.  Consolidated revenues for the three-month period ended September 30, 2012 amounted to $26,181, a decrease of $9,023, or 25.6%, from the $35,204 reported in the same quarter in 2011.

Battery & Energy Products sales decreased $12,201, or 42.3%, from $28,834 during the third quarter last year to $16,633 during the third quarter this year. This decrease was primarily attributable to the continued slowdown in the US government and defense order rate for rechargeable and non-rechargeable batteries and charger systems.  Partially offsetting this decline was an order for our M-1 battery products to service an allied country’s department of defense.

Communications Systems revenues increased $3,178, or 49.9%, from $6,370 during the third quarter last year to $9,548 during the third quarter this year. This increase was attributable to shipments of SATCOM units to a large prime customer contract which services the US Department of Defense and continued solid global demand for our 20 watt amplifier products.

Cost of Products Sold.  Cost of products sold totaled $17,962 for the quarter ended September 30, 2012, a decrease of $7,882, or 30.5%, from the $25,844 reported for the same three-month period a year ago.  Consolidated cost of products sold as a percentage of total revenue decreased from 73.4% for the three-month period ended October 2, 2011 to 68.6% for the three-month period ended September 30, 2012.  Correspondingly, consolidated gross margin was 31.4% for the three-month period ended September 30, 2012, compared with 26.6% for the three-month period ended October 2, 2011.  The year-over-year comparison was impacted by the $1,100 non-cash charge recorded in the third quarter of 2011 to write-off discontinued legacy amplifiers, which equaled approximately 300 basis points of gross margin.  The increase in the gross margin percentage was attributable to improved 9-volt margins resulting from the transition of production to our China operations and increases in average selling price of the newly designed 9-volt, scrap and productivity improvements in our manufacturing operations, as well as favorable sales mix in both our business segments.

In our Battery & Energy Products segment, the cost of products sold decreased $9,042, from $20,905 during the three-month period ended October 2, 2011 to $11,863 during the three-month period ended September 30, 2012.  Battery & Energy Products’ gross profit for the third quarter of 2012 was $4,770, or 28.7% of revenues, a decrease of $3,159 from gross profit of $7,929, or 27.5% of revenues, for the third quarter of 2011.  Battery & Energy Products’ gross margin as a percentage of revenues increased by 120 basis points for the three-month period ended September 30, 2012, primarily attributable to scrap reductions and productivity improvements, as well as improved 9-volt margins and favorable sales mix.

In our Communications Systems segment, the cost of products sold increased $1,160 from $4,939 during the three-month period ended October 2, 2011 to $6,099 during the three-month period ended September 30, 2012.  Communications Systems’ gross profit for the third quarter of 2012 was $3,449, or 36.1% of revenues, an increase of $2,018 from gross profit of $1,431, or 22.5% of revenues, for the third quarter of 2011, which was impacted by the $1,100 inventory charge to write-off discontinued legacy amplifiers.  Excluding this adjustment, the gross margin for the third quarter of 2011 would have been 38.4%.  Gross margin as a percent of revenues, excluding the 2011 inventory charge, decreased 230 basis points because of the higher proportion of amplifier sales in 2011.

Operating Expenses.  Total operating expenses for the three-month period ended September 30, 2012 totaled $6,465, a decrease of $1,350 from $7,815 for the three-month period ended October 2, 2011, resulting from the reductions in force completed in the first half of 2012, general and administrative discretionary spending cuts, lower sales commissions and more focused R&D and new product spending.

Overall, operating expenses as a percentage of revenues increased to 24.7% during the third quarter of 2012 from 22.2% reported in the third quarter of 2011 because of lower sales volumes.  Amortization expense associated with intangible assets related to our acquisitions was $122 for the third quarter of 2012 ($57 in selling, general and administrative expenses and $65 in research and development costs), compared with $155 for the third quarter of 2011 ($78 in selling, general, and administrative expenses and $77 in research and development costs). Research and development costs were $1,596 in the third quarter of 2012, a decrease of $698, or 30.4%, from the $2,294 reported in the third quarter of 2011, as we focused our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $652, or 11.8%, to $4,869 during the third quarter of 2012 as compared to $5,521 in the third quarter of 2011, reflecting lower sales commission and the impact of actions taken in the first half of 2012 to reduce general and administrative expenses.

Other Income (Expense).  Other income (expense) totaled $(111) for the third quarter of 2012, compared to $(75) for the third quarter of 2011. Interest expense, net of interest income, decreased $28, to $96 for the third quarter of 2012 from $124 for the comparable period in 2011, as a result of lower average borrowings under our revolving credit facilities.  Miscellaneous income/expense amounted to expense of $15 for the third quarter of 2012 compared with income of $49 for the third quarter of 2011.  The expense in the third quarter of 2012 and income in the third quarter of 2011 were primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We reflected a tax provision of $175 for the third quarter of 2012 compared with $122 during the third quarter of 2011.  The expense is primarily due to (a) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods, and (b) the income reported for our China operations during the periods. The effective consolidated tax rate for the three-month periods ended September 30, 2012 and October 2, 2011 was:

	Three-Month Periods Ended
	September 30, 2012	October 2, 2011
Income (Loss) before Incomes Taxes (a)	$1,643	$1,470

Total Income Tax Provision (b)	$175	$122

Effective Tax Rate (b/a)	10.7%	8.3%

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

Discontinued Operations.  Income (loss) from discontinued operations, net of tax, totaled $200 for the third quarter of 2012, compared to $4 for the third quarter of 2011. The income in the third quarter of 2012 reflects the operating results, sale, and related divestiture costs and tax benefits for RedBlack.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife.  Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $1,679 and $0.10, respectively, for the three months ended September 30, 2012, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $1,363 and $0.08, respectively, for the third quarter of 2011.  Average common shares outstanding used to compute diluted earnings per share increased from 17,341,000 in the third quarter of 2011 to 17,418,000 in the third quarter of 2012, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

Nine-month periods ended September 30, 2012 and October 2, 2011

Revenues.  Consolidated revenues for the nine-month period ended September 30, 2012 amounted to $72,388, a decrease of $33,843, or 31.9%, from the $106,231 reported in the same period in 2011.

Battery & Energy Products sales decreased $32,083, or 38.0%, from $84,321 during the first nine months last year to $52,238 during the first nine months this year. Revenues for Battery & Energy Products decreased due to the absence of shipments of 5390 batteries to the DLA, the completion of large non-recurring telematics orders in 2011 and a slower government and defense order rate for rechargeable and non-rechargeable batteries and charger systems.

Communications Systems revenues decreased $1,760, or 8.0%, from $21,910 during the first nine months last year to $20,150 during the first nine months this year.  The year-over-year comparison was impacted by larger shipments of SATCOM units in 2011 over 2012, partially offset by our broader focus on large, global modernization opportunities, which resulted in higher amplifier sales in 2012.

Cost of Products Sold.  Cost of products sold totaled $53,109 for the nine-month period ended September 30, 2012, a decrease of $27,788, or 34.3%, from the $80,897 reported for the same nine-month period a year ago.  Consolidated cost of products sold as a percentage of total revenue decreased from 76.2% for the nine-month period ended October 2, 2011 to 73.4% for the nine-month period ended September 30, 2012.  Correspondingly, consolidated gross margin was 26.6% for the nine-month period ended September 30, 2012, compared with 23.8% for the nine-month period ended October 2, 2011, primarily attributable to higher margins in our Batteries and Energy Products segment, last year’s $2,730 DCAA settlement charge and $1,100 charge to write-off components associated with a discontinued amplifier line, partially offset by lower sales volumes and sales mix in our Communications Systems segment.

In our Battery & Energy Products segment, the cost of products sold decreased $26,336, from $66,098 during the nine-month period ended October, 2011 to $39,762 during the nine-month period ended September 30, 2012.  Battery & Energy Products’ gross profit for the first nine months of 2012 was $12,476, or 23.9% of revenues, a decrease of $5,747 from gross profit of $18,223, or 21.6% of revenues, for the first nine months of 2011.  Battery & Energy Products’ gross margin increased by 230 basis points for the nine-month period ended September 30, 2012, primarily as a result of last year’s DCAA settlement charge.

In our Communications Systems segment, the cost of products sold decreased $1,452 from $14,799 during the nine-month period ended October 2, 2011 to $13,347 during the first nine months of 2012.  Communications Systems’ gross profit for the first nine months of 2012 was $6,803, or 33.8% of revenues, a decrease of $308 from gross profit of $7,111, or 32.5% of revenues.   The year-over-year comparison was impacted by the $1,100 non-cash charge recorded in the third quarter of 2011 to write-off discontinued legacy amplifiers.  Excluding this adjustment, the gross margin for the first nine months period of 2011 would have been 37.5%.  The decrease in gross margin was attributable to sales mix, which included a much higher concentration of radio accessory products and the sale of some legacy products in the current period, as well as, reduced volume pricing for certain large projects in the first quarter of 2012.

Operating Expenses.  Total operating expenses for the nine-month period ended September 30, 2012 totaled $21,747, a decrease of $2,941 or 11.9% from $24,688 for the nine-month period ended October 3, 2011, resulting from continued actions to reduce general and administrative expenses and focused spending in the development of new products.

Overall, operating expenses as a percentage of revenues increased to 30.0% during the first nine months of 2012 from 23.2% reported in the first nine months of 2011 because of lower sales volumes. Amortization expense associated with intangible assets related to our acquisitions was $372 for the first nine months of 2012 ($177 in selling, general and administrative expenses and $195 in research and development costs), compared with $469 for the first nine months of 2011 ($235 in selling, general, and administrative expenses and $234 in research and development costs). Research and development costs were $5,706 in the first nine months of 2012, a decrease of $1,207, or 17.5%, from the $6,913 reported in the first nine months of 2011, as we focused our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $1,734, or 9.8%, to $16,041 during the first nine months of 2012 as compared to $17,775 in first nine months of 2011, reflecting on-going actions to reduce general and administrative expenses.

Other Income (Expense).  Other income (expense) totaled $(295) for the first nine months of 2012, compared to $(101) for the first nine months of 2011.  Interest expense, net of interest income, decreased $128, to $312 for the first nine months of 2012 from $440 for the comparable period in 2011, as a result of lower average borrowings under our revolving credit facilities.  Miscellaneous income/expense amounted to income of $17 for the first nine months of 2012 compared with income of $339 for the first nine months of 2011.  The income in the first nine months of 2012 and 2011 was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We reflected a tax provision of $437 for the first nine months of 2012 compared with $298 during the first nine months of 2011.  The expense is primarily due to (a) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods, and (b) the income reported for our China operations during the periods.  The effective consolidated tax rate for the nine-month periods ended September 30, 2012 and October 2, 2011 was:

	Nine-Month Periods Ended
	September 30, 2012	October 2, 2011
Income (Loss) before Incomes Taxes (a)	$(2,763)	$545

Total Income Tax Provision (b)	$437	$298

Effective Tax Rate (b/a)	15.8%	54.7%

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

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for the first nine months of 2012 and 2011.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations.  Income from discontinued operations, net of tax, totaled $178 for the first nine months of 2012, compared to a loss of $4,174 for the first nine months of 2011. The first nine months of 2012 include operating results and costs related to the divestiture of our RedBlack Communication business which was completed on September 28, 2012.  The loss from discontinued operations for the first nine months of 2011 reflects the inclusion of costs associated with our exit from the Energy Services business completed in the second quarter of 2011.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife.  Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $2,991 and $0.17, respectively, for the nine months ended September 30, 2012, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $3,888 and $0.22, respectively, for the first nine months of 2011. Average common shares outstanding used to compute diluted earnings per share increased from 17,295,000 in the first nine months of 2011 to 17,390,000 in the first nine months of 2012, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally.  Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Net income (loss) attributable to Ultralife	$1,679	$1,363	$(2,991)	$(3,888)
Add: interest expense, net	96	124	312	440
Add: income tax provision	175	122	437	298
Add: depreciation and amortization of financing fees	849	890	2,566	2,720
Add: amortization of intangible assets	122	155	372	469
Add: stock-based compensation expense	331	350	1,001	882
Add (less): loss (gain) from discontinued operations	(200)	(4)	(178)	4,174

Adjusted EBITDA	$3,052	$3,000	$1,519	$5,095

Liquidity and Capital Resources

As of September 30, 2012, cash and cash equivalents totaled $4,959, a decrease of $361 from December 31, 2011.  During the nine-month period ended September 30, 2012, we used $229 of cash from operating activities as compared to the generation of $6,818 for the nine-month period ended October 2, 2011.  The use of cash from operating activities in 2012 resulted mainly from our net loss of $3,200, net of approximately $1,081 of cash generated from working capital due mainly to decreases in the balance of accounts receivable, accounts payable, and inventories. The significant change year over year is a result of the significant change from Accounts Receivable and the changes in cash attributable to the operating activities of our discontinued operations.

We used $128 in cash for investing activities during the first nine months of 2012 compared with $1,351 in cash used for investing activities in the same period in 2011.  In the first nine months of 2012, we spent $2,011 to purchase plant, property and equipment.  In the first nine months of 2011, we spent $1,878 to purchase plant, property and equipment and $50 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. Further, investing activities provided $2,133 from our discontinued operations due to our sale of RedBlack compared to $102 provided in the prior year.

During the nine-month period ended September 30, 2012, we generated $115 in funds from financing activities compared to the use of $6,137  in funds in the same period of 2011.  The financing activities in the first nine months of 2012 included an inflow of $115 from stock option exercises.  The financing activities in the first nine months of 2011 included a $6,060 outflow from repayments on the revolver portion of our Credit Facilities (as defined below), and an outflow of $6 for principal payments on debt and capital lease obligations, partially offset by an inflow of $57 from stock option exercises.

Inventory turnover for the first six months of 2012 was an annualized rate of approximately 2.3 turns per year, a decrease from the 3.0 turns for the full year of 2011.  The decrease in this metric is mainly due to the overall decrease in sales volume in 2012.

As of September 30, 2012, we had made commitments to purchase approximately $477 of production machinery and equipment, which we expect to fund through operating cash flows or draws upon the  revolver portion of our Credit Facilities (as defined below).

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

On September 28, 2012, we entered into a Second Amendment to the Credit Facility (“Second Amendment”) with RBS. The Second Amendment amended the Credit Facility to consent to the sale of the stock of RedBlack and to release any and all liens on RedBlack.

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

We are required to maintain a fixed charge coverage ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010.  As of September 30, 2012, our fixed charge coverage ratio was 1.95 to 1.00.  Accordingly, we were in compliance with the financial covenants of the Credit Facility.  All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties.  The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default.  If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of September 30, 2012, we had no amounts outstanding under the Credit Facility.  At September 30, 2012, the interest rate on the asset based revolver component of the Credit Facility was 3.23%.  As of September 30, 2012, the revolver arrangement had approximately $14,574 of additional borrowing capacity, including outstanding letters of credit.  At September 30, 2012, we had $413 of outstanding letters of credit under the Credit Facility.

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

During the first nine months of 2012, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2012, there were no material changes to our quantitative and qualitative disclosures about market risk as presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 6.   Exhibits

Exhibit Index	Description of Document	Incorporated By Reference from:

2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation.	Filed herewith
10.37
Second Amendment to Credit Facility, dated as of September 28, 2012, by and among Ultralife Corporation, RedBlack Communications, Inc., Ultralife Energy Services Corporation, and RBS Asset Finance, Inc.
Filed herewith
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

ULTRALIFE CORPORATION
(Registrant)

Date: November 8, 2012                                                                              By:   /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012                                                                              By:   /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation.
10.37
Second Amendment to Credit Facility, dated as of September 28, 2012, by and among Ultralife Corporation, RedBlack Communications, Inc., Ultralife Energy Services Corporation, and RBS Asset Finance, Inc.

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