Form 10-K
period 2012-12-31
ULTRALIFE CORP
filed 2013-03-15
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

OR

/  / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes…. No..X...
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes…. No..X...
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X…   No….
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes..X…   No….
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ….     Accelerated filer ...…    Non-accelerated filer ….    Smaller reporting company ..X...
           Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes…. No..X...

On July 1, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $45,000,000 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on July 1, 2012.
As of February 28, 2013, the registrant had 17,455,977 shares of common stock outstanding, net of 1,372,757 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 4, 2013 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth therein.

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers, reduced U.S. defense spending, including the uncertainty with government budget approvals, general domestic and global economic conditions, future demand for our products and services, the successful commercialization of our products, our resources being overwhelmed by our growth prospects, residual effects of negative news related to our industries, government and environmental regulations, business disruptions, including those caused by fires, the impairment of our intangible assets, the unique risks associated with our Chinese operations, loss of top management, the process of U.S. defense procurement, finalization of non-bid government contracts, raw material supplies, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein.  When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.  For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation and include our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd, and our majority-owned joint venture Ultralife Batteries India Private Limited.

Operations of RedBlack Communications, Inc. (“RedBlack”), our divested company, Ultralife Energy Services Corporation (“UES”), our wholly owned subsidiary, and certain components of UK operations are reported as discontinued operations.

Dollar amounts throughout this Form 10-K Annual Report are presented in thousands of dollars, except for per share amounts.

ITEM 1.  BUSINESS

General

We offer products and services ranging from portable power solutions to communications and electronics systems.  Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe.  We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories and custom engineered systems.  We continually evaluate ways to grow, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, McDowell Research®, AMTITM, and ABLETM brands. We have sales, operations and product development facilities in North America, Europe and Asia.

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such we report segment performance at the gross profit level and operating expenses as Corporate charges.  (See Note 10 in the Notes to Consolidated Financial Statements.)

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

Battery & Energy Products

We manufacture and/or market a family of lithium manganese dioxide (Li-MnO2) and lithium manganese dioxide carbon monofluoride hybrid non-rechargeable batteries including 9-volt, HiRate® cylindrical, ThinCell®, and other form factors.  We also manufacture and market a family of lithium thionyl chloride (Li-SOCl2) non-rechargeable batteries produced at our Chinese operations.  Applications for our 9-volt batteries include: smoke alarms, wireless security systems and intensive care monitors, among many other devices.  Our HiRate® and ThinCell® lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. Military applications for our non-rechargeable HiRate® batteries include: man-pack and survival radios, night vision devices, targeting devices, chemical agent monitors and thermal imaging equipment.  Our lithium thionyl chloride batteries, sold under our ABLE and Ultralife brands as well as various private label brands, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics and geothermal devices.  We believe that the chemistry of lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies.  These advantages include: higher energy density, lighter weight, longer operating time, longer shelf life and a wider operating temperature range.  Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power.  Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge.  While the price for our lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.

We believe that our range of lithium ion rechargeable batteries and charging systems offer substantial benefits, including the ability to design and produce lightweight, high-energy batteries in a variety of custom sizes, shapes, and thickness.  We market lithium ion rechargeable batteries comprising cells manufactured by qualified cell manufacturers.  Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices.  Our GenSet Eliminator provides energy storage capabilities to generators and renewable energy sources, thereby promoting optimum efficiencies through the continuous charging and discharging of our lithium ion batteries incorporated into the system.  Our Multi-Kilowatt Module lithium ion battery system is a large format battery utilizable for energy storage, battery back-up, and remote power applications. We believe that the chemistry of our lithium ion batteries provides significant advantages over other currently available rechargeable batteries.  These advantages include: higher energy density, lighter weight, longer operating time, longer time between charges and a wider operating temperature range.  Conventional rechargeable batteries such as nickel metal hydride and nickel cadmium are heavier, have lower energy and require more frequent charging.

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

Revenues for this segment for the year ended December 31, 2012 were $71,084 and segment contribution (gross profit) was $17,562.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as tactical repeaters and SATCOM systems.  All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in severe environments. We market these products to all branches of the U.S. military and approved foreign defense organizations, as well as, U.S. and international prime defense contractors.

Revenues for this segment for the year ended December 31, 2012 were $30,573 and segment contribution (gross profit) was $11,168.

Corporate

We allocate revenues and cost of sales across the above operating segments.  The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.

There were no revenues for this category for the year ended December 31, 2012 and our corporate expenses were $28,844.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2012 Consolidated Financial Statements and Notes thereto for additional information.  For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 10 in the Notes to Consolidated Financial Statements.

History

We were formed as a Delaware corporation in December 1990.  In March 1991, we acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt lithium manganese dioxide non-rechargeable battery.  In December 1992, we completed our initial public offering and became listed on NASDAQ.  In June 1994, we formed a subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), which acquired certain assets of Dowty Group PLC (“Dowty”) and provided us with a presence in Europe.  In 2012, certain of our Ultralife UK operations were discontinued. See Note 2 to our Consolidated Financial Statements for more information.

In May 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China, which broadened our product offering and provided additional exposure to new markets.

In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located originally in Waco, Texas, whose operations were relocated to our Newark, New York facility during the second half of 2007, which enhanced our channels into the military communications area and strengthened our presence in global defense markets.  In January 2012, we relocated these operations to our Virginia Beach, Virginia facility in order to gain operational efficiencies.

In September 2007, we acquired RedBlack Communications, Inc. (“RedBlack”), located in Hollywood, Maryland, an engineering and technical services firm specializing in the design, integration, and fielding of mobile, modular and fixed-site communication and electronic systems.  On September 28, 2012, we entered into and closed a stock purchase agreement to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc. See Note 2 to our Consolidated Financial Statements for more information.

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

On March 8, 2011, we decided to exit our Energy Services business. We completed all exit activities with respect to our Energy Services segment by the end of the second quarter of 2011, and have reclassified our Energy Services segment as a discontinued operation.

Products, Services and Technology

Battery & Energy Products

A non-rechargeable battery is used until discharged and then discarded. The principal competing non-rechargeable battery technologies are carbon zinc, alkaline and lithium. We manufacture a range of non-rechargeable battery products based on lithium manganese dioxide, lithium manganese carbon mono-fluoride hybrid, and lithium thionyl chloride technologies.

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

Our non-rechargeable products include the following product configurations:

9-Volt Lithium Battery.  Our 9-volt lithium battery delivers a unique combination of high energy and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While our 9-volt battery price is generally higher than conventional 9-volt carbon zinc and alkaline batteries, we believe the enhanced operating performance and decreased costs associated with battery replacement make our 9-volt battery more cost effective than conventional batteries on a cost per unit of energy or volume basis when used in a variety of applications.

We market our 9-volt lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security and medical. Typical applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps and parking meters.  A significant portion of the sales of our 9-volt battery is to major U.S. and international smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt lithium battery under private label for a variety of companies. Additionally, we sell our 9-volt battery to the broader consumer market through national and regional retail chains and Internet retailers.

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

Cylindrical Batteries.  Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on both lithium manganese dioxide and lithium thionyl chloride technologies, represent some of the most advanced lithium power sources currently available.  We market a wide range of cylindrical non-rechargeable lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands.  These include: D, C, 5/4 C, 1/2 AA, 2/3 A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, and one of the most widely used battery types in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications.

We market our line of lithium cells and batteries to the OEM market for commercial, defense, medical, asset tracking and search and rescue applications, among others.  Significant commercial applications include pipeline inspection equipment, automatic reclosers and oceanographic devices.  Asset tracking applications include RFID (Radio Frequency Identification) systems.  Among the defense uses are manpack radios, night vision goggles, chemical agent monitors and thermal imaging equipment.  Medical applications include: AED’s (Automated External Defibrillators), infusion pumps and telemetry systems.  Search and rescue applications include: ELT’s (Emergency Locator Transmitters) for aircraft and EPIRB’s (Emergency Position Indicating Radio Beacons) for ships.

Thin Cell Batteries.  We manufacture a range of thin lithium manganese dioxide batteries under the Thin Cell® brand.  Thin Cell batteries are flat, lightweight batteries providing a unique combination of high energy, long shelf life, wide operating temperature range and very low profile. With their thin prismatic form and a high ratio of active materials to packaging, Thin Cell batteries can efficiently fill most battery cavities. We are currently marketing these batteries to OEMs for applications such as displays, wearable medical devices, theft detection systems, and RFID devices.

In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times.  Generally, discharge and recharge cycles can be repeated hundreds of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in the number of cycles a battery can achieve until 80% of the battery's initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel cadmium, nickel metal hydride and lithium ion (including lithium polymer) batteries.  Rechargeable batteries are used in many applications, such as military radios, laptop computers, mobile telephones, portable medical devices, wearable devices and many other commercial, defense and consumer products.

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

GenSet Eliminator.  Our GenSet Eliminator provides energy storage capabilities to generators and renewable energy sources, thereby promoting optimum efficiencies through the continuous charging and discharging of our lithium ion batteries incorporated into the system.  The system is mobile, flexible and scalable from 10 to 50 kWh of battery storage and will significantly reduce fuel consumption while enabling the primary generator or power source to be operated at 85% - 95% of its rated load capacity.  The switch between the primary energy source and battery power is seamless to the user and allows for silent and clean (zero emission) operation when the batteries are in use.  Our lithium ion batteries allow for continuous monitoring, reduce battery weight by a factor of four to five if comparable lead acid batteries are used, and allow much higher operating temperatures of up to 140°F (60°C) without degradation.  The resulting benefits of lower fuel consumption, extended life expectancy, less maintenance to the primary power source, and silent watch capability make the GenSet Eliminator ideal for military bases that generate their own electricity.

Multi-Kilowatt Module.   Our Multi-Kilowatt Module lithium ion battery system is a large format battery utilizable for energy storage, battery back-up, and remote power applications. This product is a direct replacement of 2.5 kWh and greater lead acid batteries in 24V or 48V applications. It can be connected in multiples to obtain higher-voltages and is capable of over 3,000 cycles while maintaining 80% of its capacity.

Technology Contracts. Our technology contract activities involve the development of new products or the advancement of existing products through contracts with both government agencies and third parties.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as tactical repeaters and SATCOM systems. We package all systems to meet specific customer needs in rugged enclosures to allow their use in severe environments.

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

During the years ended December 31, 2012 and 2011, we had one major customer, a large defense prime, which comprised 21% of our revenues in each year.  There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2012, sales to U.S. and non-U.S. customers were approximately $59,486 and $42,171, respectively.  For information relating to revenues by country for the last two fiscal years and long-lived assets for the last two fiscal years by country of origin, see Note 10 in the Notes to Consolidated Financial Statements.

Battery & Energy Products

We target sales of our non-rechargeable products to manufacturers of security and safety equipment, medical devices, search and rescue equipment, specialty instruments, point of sale equipment and metering applications, as well as users of military equipment.  Our strategy is to develop sales and marketing alliances with OEMs and governmental agencies that utilize our batteries in their products, commit to cooperative research and development or marketing programs, and recommend our products for design-in or replacement use in their products. We are addressing these markets through direct contact by our sales and technical personnel, use of sales agents and stocking distributors, manufacturing under private label and promotional activities.

We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful will result in increased product awareness and sales at the end-user or consumer level. We are also selling our 9-volt battery to the consumer market through limited retail distribution through a number of national retailers.  Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process.  For those military procurements that are not bid, the procurements are typically subject to an audit of the product’s underlying cost structure and associated profitability.  Additionally, we are typically required to successfully meet contractual specifications and to pass various qualification testing for the products under contract by the military.  An inability by us to pass these tests in a timely fashion could have a material adverse effect on our business, financial condition and results of operations.  When a government contract is awarded, there is a government procedure that allows for unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process.  A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on our business, financial condition and results of operations.

We market our products to defense organizations in the U.S. and other countries.  These efforts have resulted in us winning significant contracts.  In September 2010, we were awarded a production contract by the Defense Logistics Agency for up to five years, with a maximum total potential of $42,100, to provide our BA-5390 non-rechargeable lithium manganese dioxide batteries to the U.S. military.  Production deliveries began in the first quarter of 2011.  Through December 31, 2012, we have received orders for deliveries under this contract totaling $6,500.  This contract is set to expire in 2015.

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

At December 31, 2012 and 2011, our backlog related to Battery & Energy Products was $8,932 and $22,555, respectively.  The decrease in our backlog related to Battery & Energy Products is mainly due to continued delays in U.S. government and defense orders.  The majority of the 2012 backlog is related to orders that are expected to ship throughout 2013.

Communications Systems

We target sales of our communications systems, which include power solutions and accessories to support communications systems such as RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment and integrated communication systems, to military OEMs and U.S. and international government organizations. We sell our products directly and through authorized distributors to OEMs and to defense organizations in the U.S. and internationally.

We market our products to defense organizations and OEMs in the U.S. and internationally.  These efforts resulted in a number of significant contracts for us.  For example, in January 2012, we received a significant order from an international customer for RF amplifiers and accessories in support of force modernization.

At December 31, 2012 and 2011, our backlog related to Communications Systems orders was approximately $3,667 and $1,555, respectively.  The increase in our backlog related to Communications Systems orders is mainly due to a large multi-year order for RF amplifiers and accessories in support of force modernization in a foreign country.  The majority of the 2012 backlog was related to orders that are expected to ship throughout 2013 and 2014.

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

We hold seventeen patents in the U.S. and foreign countries.  Our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

In 2003, we entered into an agreement with Saft Groupe S.A. to license certain tooling for battery cases.  The licensing fee associated with this agreement is based on a percentage of the sales price of the individual battery case, up to a maximum of one dollar per battery case.  The total royalty expense reflected in 2012 was $1.  This agreement expires in the year 2017.

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

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license.  The following are registered trademarks or trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, The New Power Generation®, LithiumPower®, SmartCircuit®, We Are Power®, AMTI®, ABLE™, McDowell Research®, and Max Juice For More Gigs®.

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

Battery & Energy Products

Our Newark, New York and Shenzhen, China facilities have the capacity to produce cylindrical cells, 9-volt batteries, and thin cells. Capacity, however, is also related to individual operations, and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity.  We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and we believe that we have sufficient capacity in these areas.   We continually evaluate our requirements for additional capital equipment, and we believe that the planned increases will be adequate to meet foreseeable customer demand.

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

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $22,871 and $20,700 as of December 31, 2012 and 2011, respectively.

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

Our Virginia Beach, Virginia facility has the capacity to produce communications products and systems.  This operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $7,499 and $14,147 as of December 31, 2012 and 2011, respectively.

Research and Development

We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Virginia Beach, Virginia, Tallahassee, Florida and Shenzhen, China.  During 2012 and 2011 we expended approximately $7,200 and $8,600, respectively, on research and development, including $1,200 and $3,200, respectively, on customer sponsored research and development activities.  We expect that research and development expenditures in the future will be modestly higher than those in 2012, as new product development initiatives will drive our growth.  As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

Battery & Energy Products

We continue to internally develop non-rechargeable cells and batteries that broaden our product offering to our customers.

We continue to internally develop our rechargeable product portfolio, including batteries, cables and charging systems, as our customers’ needs for portable power continue to grow.

The U.S. government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems.

Communications Systems

We continue to internally develop a variety of communications accessories and systems for the global defense market to meet the ever-changing demands of our customers.

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

The European Union’s Restriction of Hazardous Substances (”RoHS”) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed.  Our commercial chargers are in compliance with this directive.  Additional European Union Directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive "on batteries and accumulators and waste batteries and accumulators", impose regulations affecting our non-defense products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

The European Union’s Battery Directive "on batteries and accumulators and waste batteries and accumulators" is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use.  It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The Directive applies to all types of batteries except those used to protect European Member States' security, for military purposes, or sent into space.  To achieve these objectives, the Directive prohibits the marketing of some batteries containing hazardous substances.  It establishes schemes aimed at high level of collection and recycling of batteries with quantified collection and recycling targets.  The Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment.  Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal.  We currently ship our products pursuant to the requirements of the Directive.

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

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers, that could have a material adverse effect on our business, financial condition and results of operations.  In 2012 and 2011, we spent approximately $190 and $421, respectively, on environmental controls, including costs to properly dispose of potentially hazardous waste.

Since non-rechargeable and rechargeable lithium battery chemistries react adversely with water and water vapor, certain of our manufacturing processes must be performed in a controlled environment with low relative humidity.  Our Newark, New York and Shenzhen, China facilities contain dry rooms or glove box equipment, as well as specialized air-drying equipment.

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

Communications Systems

We are not currently aware of any other regulatory requirements regarding the disposal of communications products.

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether certain minerals (such as tantalum, tin, gold and tungsten), commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those minerals originated in the Democratic Republic of Congo or an adjoining country.  To comply with the Dodd-Frank Act, as determined by the SEC, we will be required to perform due diligence and disclose whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained. The first report is due by May 31, 2014 for the 2013 calendar year and we are implementing appropriate measures to comply with such requirements.

Competition

Competition in both the battery and communications systems markets is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing batteries as well as those companies producing communications systems. We compete on the basis of design flexibility, performance, price, reliability and customer support. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies or services that are currently under development or that may be developed in the future or that our competitors will not market competing products and services that obtain market acceptance more rapidly than ours.

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

Employees

As of December 31, 2012, we employed a total of 841 permanent and temporary employees: 40 in research and development, 692 in production and 109 in sales and administration.  None of our employees are represented by a labor union.

ITEM 1A.   RISK FACTORS

A significant portion of our revenues is derived from a certain key customer.

  During the years ended December 31, 2012 and 2011, we had one major customer, a large defense prime, which comprised 21% of our revenues in each year. There were no other customers that comprised greater than 10% of our total revenues during these years. The reduction, delay or cancellation of orders from this customer for any reason could materially and adversely affect our business, operating results and financial condition.

Reductions in U.S. and foreign military spending could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2012 and 2011, approximately $66,200 or 65% and $72,100 or 53%, respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries.

We are highly dependent on sales to U.S. Government customers. The percentage of our net revenue that was derived from sales to U.S. Government customers, including the DoD, whether directly or through prime contractors, was approximately $43,700 or 43% in 2012 and $58,400 or 43% in 2011. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue.  Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors.

Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and DoD spending levels are becoming increasingly uncertain and difficult to predict and will be affected by numerous factors. The most recent example of this is sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) that became effective on March 1, 2013 as required under the Budget Control Act of 2011. The actual impact of sequestration on the DoD budget and other programs is uncertain as sequestration becomes implemented over the remaining fiscal year as the timing and impact on spending levels is determined and as new spending bills, such as a proposed continuing resolution to be negotiated and effective at the end of March 2013, alter the current spending levels. A decline in U.S. military expenditures could result in a reduction in the military’s demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

A decline in demand for products or services using our batteries or communications systems could reduce demand for our products or services and/or our products could become obsolete.

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

For instance, in the years ended December 31, 2012 and 2011, 14% and 12% of our revenues, respectively, were comprised of sales of our 9-volt batteries, and of this, approximately 26% and 34%, respectively, pertained to sales to smoke alarm OEMs.  If the retail demand for long-life smoke alarms decreases significantly or if innovation leads to alternative sources of power for long-life smoke alarms, this could have a material adverse effect on our business, financial condition and results of operations.

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

We also may be required to continue to improve our operations, management and financial systems and controls in order to remain competitive.  The failure to manage growth and expansion effectively could have an adverse effect on our business, financial condition, and results of operations.

Negative publicity of lithium-ion batteries may negatively impact the industries or markets we operate in.

We are unable to predict the impact, severity and duration of negative publicity and how it may impact the industries or markets we serve.  Ongoing negative attention being given to lithium ion batteries that are integrated into the power systems of new commercial aircraft and electric motor vehicles may have an impact on the lithium ion battery industry as a whole, regardless of the designed usage of those batteries. The residual effects of such events could have an adverse effect on our business, financial condition, and results of operations.

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

Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or indefinite-lived intangible assets may be impaired.  Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.  Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.  We are constantly reviewing the costs and the benefits of retiring several of our current brands, the retirement of which could result in a non-cash impairment charge of the associated indefinite-lived intangible asset, reducing operating earnings by the associated amount or amounts on the balance sheet.  We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill and indefinite-lived intangible assets for the year ended December 31, 2012.  For 2012, we identified four trademarks for testing and, as a result of that testing, no impairment was indicated. However, due to the narrow margin of passing the testing in 2012, there is potential that the McDowell - Communications Systems trademark may become partially or fully impaired in 2013 if the projected revenue targets are not met. As of December 31, 2012, the McDowell - Communications Systems trademark had a carrying value of $2,400.

Our operations in China are subject to unique risks and uncertainties.

Our operating facility in China presents risks including, but not limited to, changes in local regulatory requirements, including changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations of currency, and currency revaluations, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of boycotts, and other civil disturbances that are outside of our control.  Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.  In the first half of 2012, we completed the transition of 9-volt batteries production from the U.S. to China.  While we do not foresee any potential disruption to the manufacturing of this product, unexpected circumstances could arise, which may negatively impact our production.

 The loss of top management and key personnel could significantly harm our business, and the ability to put in place a succession plan and recruit experienced, competent management is critical to the success of the business.

The loss of top management and key personnel could significantly harm our business, and the ability to put in place a succession plan and recruit experienced, competent management is critical to the success of our business.  The continuity of our officers and executive team are vital to the successful implementation of a new business model and growth strategy designed to deliver sustainable, consistent profitability.  This need is accentuated by the reduction in management to right size the business during the course of 2012 and 2011.  A top management priority has been the development of a succession plan to mitigate the risks associated with the loss of senior executives. There is no guarantee that we will be successful in our efforts to effectively implement our succession plan.

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

We could be adversely affected by violations of the US Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other anti-corruption laws.

The FCPA, U.K. Bribery Act and other anti-corruption laws generally prohibit companies and their intermediaries from making improper payments (to foreign officials and otherwise) and require companies to keep accurate books and records and maintain appropriate internal controls. Our training program and policies mandate compliance with such laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our third party partners or agents), we could suffer from civil and criminal penalties or other sanctions, incur significant internal investigation costs and suffer reputational harm.

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

We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts.  As of December 31, 2012, there were no outstanding exigent contracts with the U.S. government.  As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results.  In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts.  In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense.  We cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents.  The DCAA Audit and DoD IG inquiry were consolidated and the U.S. Attorney’s Office represented the government in connection with these matters.  Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment.  To resolve these matters, we entered into a settlement agreement with the United States of America and under such agreement agreed to pay the U.S. government $2,730 plus accrued interest in four semi-annual payments. These payments were fully completed in 2012.

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

Our customers may not meet the volume expectations in our supply agreements.

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

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security.  Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations.  The risks of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.  Although we have developed systems and processes that are designed to protect our proprietary or classified information, failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity.

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

We may not generate a sufficient amount of cash or generate sufficient funds from operations to fund our operations or we may be unable to obtain financing to fund ongoing operations and future growth.

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

We are seeking to replace our 2010 Credit Facility that expired on February 17, 2013 and was extended through May 15, 2013; however, there can be no assurance that we will be able to replace our present Credit Facility on terms  acceptable to us or at all.

We are currently exploring options for replacing our 2010 Credit Facility that expired on February 17, 2013, and was extended through May 15, 2013, with RBS or another lender. During the course of 2012, we have solidified our liquidity position and ended the year with cash, including restricted cash, of $10,078 and no outstanding debt. While at December 31, 2012, we had no borrowings outstanding under our Credit Facility and have no reason to believe that we will not be able obtain satisfactory financing, there can be no assurances that we will be able to replace the Credit Facility on terms acceptable to us or at all.    Our financial flexibility may be limited if we are unable to replace our 2010 Credit Facility.

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

At December 31, 2012, we had approximately $58,030 of net operating loss carryforwards (“NOL’s”) available to offset future taxable income.  We continually assess the carrying value of this asset based on the relevant accounting standards.  As of December 31, 2012, we reflected a full valuation allowance against our deferred tax asset to the extent the asset is not able to be offset by future reversing temporary differences.  As a result, we have reflected a net deferred tax liability of $4,040 in the U.S.  We have reflected a net deferred tax asset of $-0- in the U. K. due to our current assessment that it is more likely than not to not be realized.  As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced.  In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.

 We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006.  As such, our domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500. This limitation did not have an impact on income taxes determined for 2012. Such a limitation could result in the possibility of a cash outlay for income taxes in a future year when earnings exceed the amount of NOL carryforwards that can be used by us.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

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

The European Union’s Restriction of Hazardous Substances (”RoHS”) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006 must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed.  Our commercial chargers are in compliance with this directive.  Additional European Union Directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive "on batteries and accumulators and waste batteries and accumulators", impose regulations affecting our non-defense products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

The European Union’s Battery Directive "on batteries and accumulators and waste batteries and accumulators" is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use.  It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The Directive applies to all types of batteries except those used to protect European Member States' security, for military purposes, or sent into space.  To achieve these objectives, the Directive prohibits the marketing of some batteries containing hazardous substances.  It establishes schemes aimed at high level of collection and recycling of batteries with quantified collection and recycling targets.  The Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment.  Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal.  We currently ship our products pursuant to the requirements of the Directive.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2012, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serves operations primarily in the Battery & Energy Products operating segment.  Our corporate headquarters are located in our Newark, New York facility.  In addition, we leased approximately 46,000 square feet in a facility based in Abingdon, England, which we have decided to not renew. As such, subsequent to year end, we have relocated our Abingdon, England operations to a smaller facility nearby that is better suited to our sales and service needs going forward, reducing to the usable space to approximately 3,500 square feet. Both facilities serve the operations in the Battery and Energy Services Products operating segment. We also lease approximately 130,000 square feet in four buildings on one campus in Shenzhen, China, which serves operations in the Battery & Energy Products operating segment.  The Shenzhen, China campus location includes dormitory facilities.  We lease approximately 32,500 square feet in a facility based in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment.  We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serves operations in the Battery & Energy Products operating segment.  Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in Tallahassee, Florida and at our facility in Virginia Beach, Virginia. On occasion, we rent additional warehouse space to store inventory and non-operational equipment.  We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services continues to grow.

ITEM 3.  LEGAL PROCEEDINGS

 We are subject to legal proceedings and claims that arise in the normal course of business.   We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen, in the State of New York Supreme Court, County of Wayne (Index No. 73379).  In our initial Complaint, we alleged that Arista recruited all but one of the members of its executive team from us, subsequently changed its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We alleged that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen has breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint, without asserting any counterclaims.

On December 5, 2011, Arista served us with a Complaint it filed on November 29, 2011, in the State of New York Supreme Court, County of Monroe (Index No.  11-13896) against us, our officers, several of our directors, and an employee.  In its Complaint, Arista alleges that we and our named defendants have violated the terms of a Confidentiality Agreement with Arista and have unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60,000.  Arista seeks damages, an accounting, and preliminary and permanent injunctive relief.

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

On February 16, 2012, we filed an Amended Complaint in the action in Supreme Court, Wayne County, adding claims in that action against Modeen and Arista for misappropriation of our trade secrets and unfair competition, based on Arista’s strategy to hire Modeen and other former Ultralife employees, and thereby obtain improper access to information that is confidential and proprietary to us for Arista’s own benefit. We seek damages and injunctive relief limiting Arista’s employment of Modeen, and precluding Arista from using or disclosing information and trade secrets it acquired from us. Arista and Modeen answered the Amended Complaint on March 19, 2012, and discovery has commenced and is ongoing in both cases.

We initiated the September 23, 2011, Complaint against Arista to protect our customers, employees and shareholders from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees.  Protecting our collective intellectual property and know-how, developed at great cost to us to form our competitive position in the marketplace and create value for our shareholders, is a fundamental responsibility of all our employees.

We believe the action Arista filed on November 29, 2011, is retaliatory and without merit.  Our development of the foundation for the new product concept for which Arista claims we allegedly used its trade secrets commenced in 2008, long prior to the departure of those individuals who now constitute the executive team of Arista.  Furthermore, we believe the purported damage of $60,000 being claimed by Arista is based solely on the reduction in its market capitalization between November 2009 and the filing date of the Complaint. This market value loss is totally unrelated to any actions attributable to us, and claims for recovery of this or any other amount are legally and factually baseless.

Accordingly, we are vigorously pursuing our complaint against Arista and defending what we believe to be a meritless action on the part of Arista.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our common stock is listed on the NASDAQ Global Market under the symbol “ULBI.”

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2011 and 2012:

	Closing Sales Prices
	High	Low
2011:
Quarter ended April 3, 2011	$7.38	$4.81
Quarter ended July 3, 2011	5.20	3.94
Quarter ended October 2, 2011	5.04	4.57
Quarter ended December 31, 2011	4.89	3.96

2012:
Quarter ended April 1, 2012	$5.45	$4.02
Quarter ended July 1, 2012	5.17	3.60
Quarter ended September 30, 2012	3.94	2.67
Quarter ended December 31, 2012	3.53	2.58

Holders

As of February 28, 2013, there were 356 registered holders of record of our common stock.

Recent Issuances of Unregistered Securities

Recently we discovered that we had inadvertently issued stock awards to our independent directors in excess of the 200,000 share limitation under our Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”), on the number of shares of our common stock that may be used for awards other than stock options or stock appreciation rights (the “Limitation”).  The issuances of our common stock in excess of the Limitation (the “Excess Shares”) occurred during 2010 and after and were disclosed and were properly accounted for in our periodic reports and proxy statements filed with the Securities and Exchange Commission. We issued a total of 179,512 Excess Shares to our independent directors in the form of outright stock grants or restricted stock awards as part of their annual retainers as described in detail in the table below:

Date	Number of Shares Issued	Number of Directors Receiving Awards
May 15, 2010	8,534	8
August 16, 2010	16,616	7
November 15, 2010	11,811	7
February 15, 2011	8,371	7
May 16, 2011	17,036	7
August 15, 2011	15,981	7
November 15, 2011	17,350	7
February 15, 2012	16,271	7
May 15, 2012	17,473	7
August 15, 2012	24,311	7
November 15, 2012	25,758	7

Since the Excess Shares were issued in excess of the Limitation, they were not issued pursuant to the LTIP and hence the issuances of the Excess Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) by our Form S-8 registration statement for the LTIP. Although the Excess Shares were not issued under the LTIP, we plan to treat the Excess Shares as being issued under the LTIP and we will therefore count the Excess Shares against the 2.9 million shares of our common stock authorized for grant under the LTIP.  As a result, the issuance of the Excess Shares will not result in us granting more than 2.9 million shares of our common stock to our directors, executive officers, employees, or consultants.  The issuances of the Excess Shares qualify for an exemption under Section 4(2) of the Securities Act.  The Excess Shares are exempt from registration under Section 4(2) of the Securities Act because the issuances of the Excess Shares did not involve a “public offering,” as defined in Section 4(2) of the Securities Act due to the small number of persons involved in the transaction, the size of the offering, the manner of the offering, the number of Excess Shares offered, the financial sophistication of our directors and their access to our financial information. To address this issue,  we plan to have our shareholders consider a proposal at the 2013 Annual Meeting to increase the Limitation from 200,000 to 800,000 shares and to ratify the grant of the Excess Shares.

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

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers, reduced U.S. defense spending, including the uncertainty with government budget approvals, general domestic and global economic conditions, future demand for our products and services, the successful commercialization of our products, our resources being overwhelmed by our growth prospects, residual effects of negative news related to our industries, government and environmental regulations, business disruptions, including those caused by fires, the impairment of our intangible assets, the unique risks associated with our Chinese operations, loss of top management, the process of U.S. defense procurement, finalization of non-bid government contracts, raw material supplies, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein.  When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.  For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

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

General

We offer products and services ranging from portable power solutions to communications and electronics systems.  Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe.  We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, communications and electronics systems and accessories and custom engineered systems.  We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments.

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables.  The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design.  We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such we report segment performance at the gross profit level and operating expenses as Corporate charges.

We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.

On March 8, 2011, we decided to exit our Energy Services business.   As a result of management’s review of our business segments and products, and taking into account the lack of growth and profitability potential of the Energy Services segment as well as its sizeable operating losses, we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems.  In the fourth quarter of 2010, we recorded a non-cash impairment charge of $13,793 to write-off the goodwill and intangible assets and certain fixed assets associated with the standby power portion of our Energy Services business.  The actions taken to exit our Energy Services business resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas.  We completed all exit activities with respect to our Energy Services segment by the end of the second quarter of 2011, and have reclassified our Energy Services segment as a discontinued operation.

In connection with the exit activities described above, we recorded total restructuring charges of approximately $2,924 in 2011.  The restructuring charges include approximately $703 of employee-related costs, including termination benefits, approximately $250 of lease termination costs, approximately $941 of inventory and fixed asset write-downs and approximately $1,030 of other associated costs.  The cash component of the aggregate total restructuring charges was approximately $1,984.  Subsequent to the completion of our exit activities, adjustments have been made to estimates of certain reserves and accruals that existed at that time.  These adjustments amount to $241 and were due to the difference in our actual experience compared to our expectations as of the completion of our exit activities.

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012.  As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offered limited opportunities to achieve the operating thresholds of our new business model.

On September 28, 2012, we entered into and closed a Stock Purchase Agreement to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc (the “Agreement”).  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, there will be a customary post-closing working capital adjustment to the purchase price.  The Agreement contains customary representations and warranties that will survive for a period of two or three years.  The Agreement also contains customary indemnification for breaches of the representations and warranties identified in the Agreement.  Pursuant to the Agreement, we are prohibited from engaging or participating with any current customer of RedBlack in any business, directly or indirectly, that competes with the business conducted by RedBlack for two years.  We are also prohibited from hiring, soliciting, or recruiting any current employee, independent contractor, or consultant of BCF Solutions, Inc. or RedBlack for two years.

Commencing with the first quarter of 2012, the results of the RedBlack operations and related divestiture costs have been reported as a discontinued operation.  Certain items included within income from discontinued operations are based upon management’s best estimates as of the date of sale and may change should our estimates be different from our actual experience.

During the fourth quarter of 2012, management elected not to renew the lease for its U.K. manufacturing facility which expires on March 24, 2013, and to relocate its sales and services operations to a smaller facility.   As a result of this decision, Ultralife is required to restore the facility back to its original condition per a previous contractual commitment.  The estimated costs associated with the restoration total approximately $950 of which $200 was recorded in fourth quarter of 2012 as general & administrative expenses and $750 has been recorded as discontinued operations. In addition, we expect to realize net savings of approximately $500 on an annualized basis beginning in the second quarter of 2013.

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

Overview

Consolidated revenues decreased by $34,080 or 25.1% to $101,657 for the year-ended December 31, 2012 compared to $135,737 during the year ended December 31, 2011.  This decrease was caused by declining revenues in our Battery & Energy Products segment in 2012 when compared to 2011, as a result of lower government and defense sales, the completion of a long-running telematics contract in 2011 that was not continued, and lower sales of rechargeable batteries to commercial customers, partially offset by the impact of the $2,730 non-recurring charge related to the DCAA settlement during the first quarter of 2011 and increased shipments of 20-Watt amplifier sales in our Communications Systems segment.  Gross margin increased to 28.3% for the year ended December 31, 2012, as opposed to 25.2% for the year ended December 31, 2011, due to favorable product mix, increased pricing for some of our products and Lean manufacturing improvements, as well as, last year’s non-recurring $2,730 DCAA settlement charge and $1,100 charge to write-off components associated with a discontinued amplifier line.

Operating expenses decreased by $2,935 or 9.2% to $28,844 during the year ended December 31, 2012, compared to $31,779 during the year ended December 31, 2011, reflecting continued Lean initiatives, actions to reduce general and administrative expenses, as well as more focused spending on the development of new products, while investing a portion of our savings in the expansion of the sales force to increase our geographic coverage and penetrate new markets.  Operating expenses as a percentage of revenues increased to 28.4% in 2012 from 23.4% reported in 2011 due to the impact of lower revenues in 2012.

Net loss from continuing operations was $1,128, or $0.06 per share, for the year ended December 31, 2012, compared to net income of $1,549, or $0.09 per share, for the year ended December 31, 2011.  Net loss from discontinued operations, net of tax, was $501, or $0.03 per share, for the year ended December 31, 2012, compared to a net loss, net of tax of $3,687, or $0.21 per share, for the year ended December 31, 2011.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $5,054 for the year ended December 31, 2012 compared to $7,913 for the year ended December 31, 2011.  See the section “Adjusted EBITDA” beginning on page 32 for a reconciliation of Adjusted EBITDA to net loss attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with cash of $10,078, a $4,592 improvement over the cash position of $5,486 as of December 31, 2011.  The company had no debt as of December 31, 2012.  Our inventory levels decreased by $4,597, or 13.1%, to $30,370 at the end of 2012 from $34,967 at the end of 2011 due to more focused inventory management and planning.

Outlook

For 2013, management expects low- to mid-single digit organic revenue growth reflecting strong growth in Communications Systems sales and modest gains in the Battery & Energy Products business, despite continued constraints on U.S. government spending.  Based on this outlook for revenue growth, ongoing productivity improvements and plans to continue prudently investing in new product development, management expects to increase operating profitability for the year and to generate a mid-single digit operating margin.

Management cautions that the timing of orders and shipments may cause variability in quarterly results.

Results of Operations

Twelve Months Ended December 31, 2012 Compared With the Twelve Months Ended December 31, 2011

	12 Months Ended		Increase /
	12/31/2012	12/31/2011	(Decrease)

Revenues	$101,657	$135,737	$(34,080)
Cost of products sold	72,927	101,546	(28,619)
Gross margin	28,730	34,191	(5,461)
Operating expenses	28,844	31,779	(2,935)
Operating income (loss)	(114)	2,412	(2,526)
Other expense, net	(460)	(383)	(77)
Income (loss) from continuing operations before taxes	(574)	2,029	(2,603)
Income tax provision	554	480	74
Net income (loss) from continuing operations	(1,128)	1,549	(2,677)
Loss from discontinued operations, net of tax	(501)	(3,687)	3,186
Net loss	(1,629)	(2,138)	509
Net loss attributable to noncontrolling interest	31	58	(27)
Net loss attributable to Ultralife	$(1,598)	$(2,080)	482
Net income (loss) attributable to Ultralife common shares - basic
Continuing operations	$(0.06)	$0.09	$(0.15)
Discontinued operations	$(0.03)	$(0.21)	$0.18
Net income (loss) attributable to Ultralife common shares - diluted
Continuing operations	$(0.06)	$0.09	$(0.15)
Discontinued operations	$(0.03)	$(0.21)	$0.18

Weighted average shares outstanding-basic	17,403,000	17,304,000	99,000
Weighted average shares outstanding-diluted	17,403,000	17,336,000	67,000

Revenues.   Total revenues for the twelve months ended December 31, 2012 amounted to $101,657, a decrease of $34,080, or 25.1% from the $135,737 reported for the twelve months ended December 31, 2011.

 Battery & Energy Products revenues decreased $37,119, or 34.3%, to $71,084 for the twelve months ended December 31, 2012 from the $108,203 reported for the twelve months ended December 31, 2011 as a result of lower government and defense sales, the completion of a long-running telematics contract in 2011, as well as lower sales of rechargeable batteries to commercial customers, partially offset by last year’s $2,730 non-recurring DCAA settlement charge.  The decline in government and defense sales and lower sales of rechargeable batteries was primarily caused by reductions in government spending that negatively impacted our entire industry.

Communications Systems revenues increased $3,039, or 11.0%, from $27,534 for the twelve months ended December 31, 2011 to $30,573 for the twelve months ended December 31, 2012, as a result of the ongoing successful international business development efforts leading to increased shipments of 20-Watt amplifiers in our Communications Systems segment.

Cost of Products Sold.   Cost of products sold decreased $28,619, or 28.2%, from $101,546 for the year ended December 31, 2011 to $72,927 for the year ended December 31, 2012.  Consolidated cost of products sold as a percentage of total revenue decreased from 74.8% for the year ended December 31, 2011 to 71.7% for the year ended December 31, 2012.  Correspondingly, consolidated gross margin was 28.3% for the year ended December 31, 2012, compared with a gross margin of 25.2% for the year ended December 31, 2011.  The increase is primarily attributable to favorable product mix, increased pricing for some of our products and Lean manufacturing improvements, as well as, last year’s $2,730 non-recurring DCAA settlement charge and $1,100 charge to write-off components associated with a discontinued amplifier line.

In our Battery & Energy Products segment, the cost of products sold decreased $29,512, from $83,034 for the year ended December 31, 2011 to $53,522 for the year ended December 31, 2012.  Battery & Energy Products gross margin for 2012 was $17,562 or 24.7%, a decrease of $7,607 from 2011’s gross margin of $25,169, or 23.3%.  Battery & Energy Products’ gross margin increased by 140 basis points for the twelve-month period ended December 31, 2012, primarily as a result of last year’s non-recurring DCAA settlement charge.

In our Communications Systems segment, the cost of products sold increased $893 from $18,512 for the year ended December 31, 2011 to $19,405 for the year ended December 31, 2012.  Communications Systems gross margin for 2012 was $11,168, or 36.5%, an increase of $2,146 from 2011’s gross margin of $9,022, or 32.8%.  The year-over-year comparison was impacted by the $1,100 non-cash charge recorded in the third quarter of 2011 to write-off discontinued legacy amplifiers.  Excluding this adjustment, the gross margin for 2011 would have been 36.8%.  The slight decrease in gross margin after excluding the non-cash amplifier charge from 2011 was attributable to sales mix, as well as, reduced volume pricing for certain large projects earlier in the year.

Operating Expenses.  Operating expenses decreased by $2,935, or 9.2%, to $28,844 for the year ended December 31, 2012 compared to $31,779 for the year ended December 31, 2011, reflecting continued Lean initiatives, actions to reduce general and administrative expenses and focused spending in the development of new products while investing a portion of our savings in the expansion of the sales force to increase our geographic coverage and penetrate new markets.  Overall, operating expenses as a percentage of revenues increased to 28.4% in 2012 from 23.4% reported for the prior year, due to the impact of lower revenues in 2012.  Amortization expense associated with intangible assets related to our acquisitions was $497 for 2012 ($237 in selling, general and administrative expenses and $260 in research and development costs), compared with $627 for 2011 ($314 in selling, general, and administrative expenses and $313 in research and development costs).  Research and development costs were $7,216 in 2012, a decrease of $1,377 or 16.0%, over the $8,593 reported in 2011.  Selling, general, and administrative expenses decreased $1,558, or 6.7%, to $21,628 for the year ended December 31, 2012 from $23,186 for the year ended December 31, 2011, reflecting on-going actions to reduce general and administrative expenses, while investing a portion of our savings in the expansion of our sales force to increase our geographic coverage and penetrate new markets.

Other Income (Expense).  Other income (expense) totaled ($460) for the year ended December 31, 2012, compared to ($383) for the year ended December 31, 2011.  Interest expense, net of interest income, decreased $118, from $554 during 2011 to $436 during 2012, as a result of lower average borrowings under our revolving credit facilities during the course of 2012.  Miscellaneous expense amounted to $24 for 2012 compared with income of $171 for 2011, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We recorded a tax provision of $554 for the year ended December 31, 2012 compared with a tax provision of $480 for the same period of 2011.  The expense is primarily due to (a) the income reported for our China operations during the periods, and (b) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods.  The effective consolidated tax rate for the years ended December 31, 2012 and 2011 was:

	Years Ended December 31,
	2012	2011
Income (Loss) before Incomes Taxes (a)	$(574)	$2,029

Total Income Tax Provision (Benefit) (b)	$554	$480

Effective Tax Rate (b/a)	96.5%	23.7%

In 2012 and 2011, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences.  This results from the conclusion that it is more likely than not that we would not utilize our U.S. and U.K. NOL’s that had accumulated over time.  The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative.  The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2012.   We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under Financial Accounting Standards Board’s (“FASB”) guidance on the accounting for income taxes.  (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.)

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

Discontinued Operations.  Loss from discontinued operations, net of tax, totaled $501 for the year ended December 31, 2012, compared to a loss of $3,687 in the same period of 2011.  The 2012 charge is primarily due to restoration costs related to our decision to not renew the lease of our present UK manufacturing facility and to relocate our UK sales and services operations to a small facility.  Discontinued operations for 2011 include the operating results of the RedBlack business, which was sold in the third quarter of 2012, as well as, the costs associated with exiting the Energy Services business.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Loss Attributable to Ultralife.  Net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per diluted share were $1,598 and $0.09, respectively, for the year ended December 31, 2012, compared to net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per diluted share of $2,080 and $0.12, respectively, for the year ended December 31, 2011, primarily as a result of the reasons described above.  Average common shares outstanding used to compute diluted earnings per share increased from 17,336,000 in 2011 to 17,403,000 in 2012, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

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

The term Adjusted EBITDA from continuing operations is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA from continuing operations has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:

a.
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

b.
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA from continuing operations does not reflect any cash requirements for such replacements;

c.
while stock-based compensation is a component of cost of products sold and operating expenses, the impact on our consolidated financial statements compared to other companies can vary significantly due to such factors as assumed life of the stock-based awards and assumed volatility of our common stock;

d.
although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting our Energy Services business and divesting our RedBlack Communications business; and

e.	other companies may calculate Adjusted EBITDA from continuing operations differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally.  Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Years ended December 31,
	2012	2011

Net loss attributable to Ultralife	$(1,598)	$(2,080)
Add: interest expense, net	436	554
Add: income tax provision	554	480
Add: depreciation	3,285	3,420
Add: amortization of intangible assets	497	627
Add: stock-based compensation expense	1,379	1,225
Add: loss from discontinued operations, net of tax	501	3,687

Adjusted EBITDA	$5,054	$7,913

Liquidity and Capital Resources

Cash Flows and General Business Matters

The following cash flow information is being presented net of continuing and discontinued operations.

As of December 31, 2012, cash and cash equivalents totaled $9,656, an increase of $4,336 from the beginning of the year.  During the twelve months ended December 31, 2012, we generated $4,768 of cash from operating activities as compared to generating $10,962 of cash for the twelve months ended December 31, 2011.  The generation of cash from operating activities was caused primarily to a decline in the cash generated by accounts receivable year over year offset by the generation of cash from the reductions in inventory. The cash from operating activities provided in 2012 was mainly attributable to our net loss of $1,629, plus an add back of $5,343 for non-cash expenses of depreciation, amortization and stock-based compensation and a loss from discontinued operations, net of tax of $501. Approximately $823 of cash was generated from working capital due mainly to decreases in our inventory due to the continued focus on improving inventory management, a decrease in our insurance receivable relating to fires and a decrease in accounts receivable. These cash generations were offset partially by a decrease in our accounts payable.  For 2011, the cash generated from operating activities of $10,962 was mainly attributable to a net loss of $2,138, plus an add back of $5,452 for non-cash expenses of depreciation, amortization and stock-based compensation and a loss from discontinued operations of $3,687.  Approximately $1,345 of cash was generated from working capital due mainly to a decrease in accounts receivable, offset by an increase in inventories and a decrease in accounts payable.

We used $812 in cash for investing activities during 2012 compared with $1,999 in cash used for investing activities in 2011. In 2012, we spent $2,685 to purchase plant, property, and equipment and increased our restricted cash by $260. Offsetting these outlays was a cash inflow for our divestiture of RedBlack Communications of $2,133.  In 2011, we spent $2,362 to purchase plant, property and equipment and $50 was used in connection with the contingent purchase price payout related to RPS Power Systems, Inc. (“RPS”).  In addition, we received $13 in cash proceeds from dispositions of property, plant and equipment and $298 relating to the reduction of the UK restricted cash.

During 2012, we received $115 in funds from financing activities compared to the use of $8,604 in funds from financing activities in 2011.  The financing activities in 2012 were solely due to the proceeds of the issuance of our common stock. The financing activities in 2011 included outflows of $8,541 for repayments on the revolver portion of our primary credit facility, $8 for principal payments on debt and capital lease obligations, $128 relating to discontinued operations and an inflow of cash from stock option exercises of $73.

Although we booked a full reserve for our deferred tax asset during the fourth quarter of 2006 and continued to carry this reserve as of December 31, 2012 and 2011, we continue to have significant U.S. NOL’s available to us to utilize as an offset to taxable income.  As of December 31, 2012, none of our U.S. NOL’s have expired.  (See Note 8 in the Notes to the Consolidated Financial Statements for additional information.)

Inventory turnover for the year ended December 31, 2012 averaged 2.2 turns compared to 3.0 turns for 2011. The decrease in this metric is due mainly to lower sales year over year offset slightly by a reduction in average inventory over that same period.

 Our order backlog at December 31, 2012 was approximately $12,599, lower than in prior years, mostly due to continued delays in government orders.  The majority of the backlog was related to orders that are expected to ship throughout 2013 and 2014.

As of December 31, 2012, we had made commitments to purchase approximately $457 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.

Debt and Lease Commitments

On February 17, 2010, we entered into a senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000, which was subsequently reduced to $20,000 as described in greater detail below, with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”).  The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support.  The Credit Facility had a maturity date of February 17, 2013, that was subsequently extended to May 15, 2013, as discussed in greater detail below (“Maturity Date”).  The Credit Facility is secured by substantially all of our assets.  At closing, we paid RBS a facility fee of $263.

On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under our previous credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company.  Our available borrowing under the Credit Facility fluctuates from time to time based upon the amounts of eligible accounts receivable and eligible inventory.  Available borrowings under the Credit Facility, as amended, equals the lesser of (1) $20,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory.  The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS.  We are required to have at least $3,000 available under the Credit Facility at all times.

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

On February 15, 2013, we entered into a Third Amendment to the Credit Facility (“Third Amendment”) with RBS. The Third Amendment amended the Credit Facility to extend the Maturity Date from February 17, 2013 to May 15, 2013, reduced the maximum amount available under the Credit Facility to $20,000, and reduced the unused line fee to 0.40% per year.

Interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 3.00%.  We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing.

As of December 31, 2012, in addition to paying interest on the outstanding principal under the Credit Facility, we were required to pay an unused line fee of 0.50% on the unused portion of the $35,000 Credit Facility.  As of the Third Amendment, we now pay an unused line fee of 0.40% on the unused portion of the lowered $20,000 Credit Facility. In both instances, we must also pay customary letter of credit fees equal to the LIBOR rate and the applicable margin and any other customary fees or expenses of the issuing bank.  Interest that accrues under the Credit Facility is to be paid monthly with all outstanding principal, interest and applicable fees due on the Maturity Date.

We are required to maintain a fixed charge ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010.  As of December 31, 2012, our fixed charge ratio was 2.15 to 1.00.  Accordingly, we were in compliance with the financial covenants of the Credit Facility.  All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties.  The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default.  If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of December 31, 2012, we had $-0- outstanding under the Credit Facility.  At December 31, 2012, the interest rate on the asset based revolver component of the Credit Facility was 3.21%.  As of December 31, 2012, the revolver arrangement had approximately $13,157 of borrowing capacity, including outstanding letters of credit.  At December 31, 2012, we had $413 of outstanding letters of credit related to this facility.

See Note 5 in the Notes to Consolidated Financial Statements for additional information.

Other Matters

Our Credit Facility, including the recently enacted extension, expires in May of 2013. We are currently seeking to enter into a new credit facility with RBS or another lender that will become effective when the Credit Facility matures. We anticipate seeking a new credit facility with availability comparable to our current Credit Facility, but on terms reflecting our improved liquidity position. While we can provide no assurances that we will be able to execute a new credit agreement on terms acceptable to us or at all, we believe that that we will be able to enter into a new credit agreement on favorable terms due primarily to our improved liquidity position.

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

Technology Contracts – We recognize revenue using the proportional method, measured by the percentage of actual costs incurred to date to the total estimated costs to complete the contract. Elements of cost include direct material, labor and overhead.  If a loss on a contract is estimated, the full amount of the loss is recognized immediately.  We allocate costs to all technology contracts based upon actual costs incurred including an allocation of certain research and development costs incurred.

Deferred Revenue - For each source of revenues, we defer recognition if: i) evidence of an agreement does not exist, ii) delivery or service has not occurred, iii) the selling price is not fixed or determinable, or iv) collectability is not reasonably assured.

Valuation of Inventory:
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Our inventory includes raw materials, work in process and finished goods. We record provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The factors that contribute to inventory valuation risks are our purchasing practices, material and product obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see Item 1A – Risk Factors for further information on foreign regulations). We manage our exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed. Similarly, the analysis for indefinite-lived intangible assets consists of review of various qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset is not impaired.  If a conclusion that it is more likely than not that the indefinite-lived asset is nor impaired cannot be supported, or at our discretion, quantitative impairment steps are performed.

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess.  We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model.  We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the royalty relief income valuation approach.

We conduct our annual impairment analysis for goodwill and intangible assets with indefinite lives in October of each fiscal year.  For 2012, we have identified three goodwill reporting units for analysis. We performed a qualitative analysis for two reporting units and determined it was more likely than not that the fair value of each reporting unit was greater than its respective carrying amount. We performed a quantitative analysis on our Communications Systems reporting unit as of September 30, 2012 as we determined that a triggering event, as defined within relevant accounting guidance, occurred in the third quarter as a result of the decrease in our market valuation in relation to our shareholder’s equity. This testing indicated no impairment.

For 2012, we identified four trademarks for analysis. We performed a qualitative analysis for two trademarks and determined it was more likely than not that the fair value of each trademark was greater than its respective carrying amount. We performed an early impairment test on the two trademarks associate with Communications Systems in conjunction with the goodwill testing referenced above. No impairment of either trademark tested was indicated. However, due to the narrow margin of passing the testing in 2012, there is potential that the McDowell - Communications Systems trademark may become partially or fully impaired in 2013 if the projected revenue targets are not met. As of December 31, 2012, the McDowell - Communications Systems trademark had a carrying value of $2,400.

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

In 2012 and 2011, in the U.S. and the U.K., we continued to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences.  This results from the conclusion that it is more likely than not that we would not be able to utilize our U.S. and U.K. NOL’s that had accumulated over time.  The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative.  The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2012.   We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB‘s guidance on the accounting for income taxes.  We currently carry a deferred tax asset in China that we have determined does not require a valuation allowance as we are more likely than not to fully utilize the NOL in China.  We continually assess the carrying value of this asset based on relevant accounting standards.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 41.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ultralife Corporation
Newark, New York

We have audited the accompanying consolidated balance sheets of Ultralife Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of Ultralife Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Troy, Michigan
March 15, 2013

ULTRALIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$9,656	$5,320
Restricted cash	422	166
Trade accounts receivable, net of allowance for doubtful accounts of $322 and $683, respectively	20,913	19,903
Inventories	30,370	34,967
Due from insurance company	723	1,730
Deferred tax asset - current	120	161
Income taxes receivable	28	220
Prepaid expenses and other current assets	1,590	1,766

Total current assets	63,822	64,233

Property, plant and equipment, net	12,415	12,588

Other assets:
Goodwill	16,344	18,356
Intangible assets, net	5,039	5,533
Security deposits and other long-term assets	98	105
	21,481	23,994

Total Assets	$97,718	$100,815

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$-	$-
Accounts payable	11,357	13,766
Income taxes payable	2	11
Accrued compensation	2,049	2,015
Accrued vacation	603	784
Deferred revenue	1,851	1,786
Deferred tax liability - current	-	187
Other current liabilities	4,030	4,609
Total current liabilities	19,892	23,158

Long-term liabilities:
Debt and capital lease obligations	-	-
Deferred tax liability - long-term	4,160	4,170
Other long-term liabilities	210	261
Total long-term liabilities	4,370	4,431

Commitments and contingencies (Note 6)

Shareholders' equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,828,734 and 18,716,921, respectively	1,886	1,874
Capital in excess of par value	173,791	172,309
Accumulated other comprehensive income (loss)	(620)	(985)
Accumulated deficit	(93,878)	(92,280)
	81,179	80,918

Less --Treasury stock, at cost - 1,372,757 shares outstanding in each year	7,658	7,658
Total Ultralife equity	73,521	73,260

Noncontrolling interest	(65)	(34)
Total shareholders' equity	73,456	73,226

Total Liabilities and Shareholders' Equity	$97,718	$100,815

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2012	2011

Revenues	$101,657	$135,737
Cost of products sold	72,927	101,546

Gross profit	28,730	34,191

Operating expenses:
Research and development (including $ 260 and $313 of amortization of intangible assets, respectively)	7,216	8,593
Selling, general, and administrative (including $237 and $314 of amortization of intangible assets, respectively)	21,628	23,186
Total operating expenses	28,844	31,779

Operating income (loss)	(114)	2,412

Other income (expense):
Interest income	4	5
Interest expense	(440)	(559)
Miscellaneous	(24)	171
Income (loss) from continuing operations before income taxes	(574)	2,029

Income tax provision (benefit) - current	539	32
Income tax provision - deferred	15	448
Total income taxes provision (benefit)	554	480

Net income (loss) from continuing operations	(1,128)	1,549

Discontinued operations:
Loss from discontinued operations, net of tax	(501)	(3,687)

Net income (loss)	(1,629)	(2,138)

Net (income) loss attributable to noncontrolling interest	31	58

Net income (loss) attributable to Ultralife	$(1,598)	$(2,080)

Other comprehensive income (loss):
Foreign currency translation adjustments	365	277

Comprehensive income (loss) attributable to Ultralife	$(1,233)	$(1,803)

Net income (loss) attributable to Ultralife common shareholders - basic
Continuing operations	$(0.06)	$0.09
Discontinued operations	$(0.03)	$(0.21)
Total	$(0.09)	$(0.12)

Net income (loss) attributable to Ultralife common shareholders - diluted
Continuing operations	$(0.06)	$0.09
Discontinued operations	$(0.03)	$(0.21)
Total	$(0.09)	$(0.12)

Weighted average shares outstanding - basic	17,403	17,304
Weighted average shares outstanding - diluted	17,403	17,336

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)

				Accumulated Other
				Comprehensive Income (Loss)
				Foreign
	Common Stock		Capital in	Currency	Other
	Number		excess of	Translation	Unrealized	Accumulated	Treasury	Noncontrolling
	of Shares	Amount	Par Value	Adjustment	Net Gain (Loss)	Deficit	Stock	Interest	Total

Balance as of December 31, 2010	18,639,683	$1,865	$171,020	$(1,262)	$-	$(90,200)	$(7,652)	$24	$73,795

Net loss						(2,080)		(58)	(2,138)
Foreign currency translation adjustments				277					277
Stock-based compensation related to stock options			946				-		946
Shares issued (cancelled) and compensation under restricted stock grants	(2,905)	-	(27)				(6)		(33)
Shares issued to directors	61,643	7	299						306
Shares issued under stock option exercises	18,500	2	71						73

Balance as of December 31, 2011	18,716,921	$1,874	$172,309	$(985)	$-	$(92,280)	$(7,658)	$(34)	$73,226

Net loss						(1,598)		(31)	(1,629)
Foreign currency translation adjustments				365					365
Stock-based compensation related to stock options			1,073				-		1,073
Shares issued to directors	83,813	9	298						307
Shares issued under stock option exercises	28,000	3	111						114

Balance as of December 31, 2012	18,828,734	$1,886	$173,791	$(620)	$-	$(93,878)	$(7,658)	$(65)	$73,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(1,629)	$(2,138)
Loss from discontinued operations, net of tax	501	3,687
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of financing fees	3,467	3,600
Amortization of intangible assets	497	627
(Gain) loss on long-lived asset disposal and write-offs	13	91
Foreign exchange (gain) loss	43	(95)
Non-cash stock-based compensation	1,379	1,225
Changes in deferred income taxes	15	448
Provision for loss on accounts receivable	9	237
Provision for inventory obsolescence	375	1,537
Provision for warranty charges	370	591
Provision for workers' compenstion obligation	-	(217)
Changes in operating assets and liabilities:
Accounts receivable	1,183	15,035
Inventories	4,122	(5,738)
Income taxes receivable	194	(220)
Prepaid expenses and other current assets	(75)	266
Insurance receivable relating to fires	1,019	(1,730)
Income taxes payable	(9)	(43)
Accounts payable and other liabilities	(5,611)	(6,225)
Net cash provided by operating activities from continuing operations	5,863	10,938
Net cash provided by operating activities from discontinued operations	(1,095)	24
Net cash provided by operating activities	4,768	10,962

INVESTING ACTIVITIES
Purchase of property and equipment	(2,685)	(2,362)
Proceeds from asset disposal	-	13
Change in restricted cash	(260)	298
Payment for acquired companies, net of cash acquired	-	(50)
Net cash used in investing activities from continuing operations	(2,945)	(2,101)
Net cash provided from (used in) investing activities from discontinued operations	2,133	102
Net cash used in investing activities	(812)	(1,999)

FINANCING ACTIVITIES
Net change in revolving credit facilities	-	(8,541)
Proceeds from issuance of common stock	115	73
Proceeds from issuance of debt	-	-
Principal payments on debt and capital lease obligations	-	(8)
Purchase of treasury stock	-	-
Short-swing profit recovery	-	-
Net cash provided from (used in) financing activities from continuing operations	115	(8,476)
Net cash used in financing activities from discontinued operations	-	(128)
Net cash provided from (used in) financing activities	115	(8,604)

Effect of exchange rate changes on cash	265	320

Change in cash and cash equivalents	4,336	679

Cash and cash equivalents at beginning of period	5,320	4,641

Cash and cash equivalents at end of period	$9,656	$5,320

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$237	$353
Cash paid for income taxes	$357	$158

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

a.           Description of Business

We offer products and services ranging from portable power solutions to communications and electronics systems.  Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe.  We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems.  We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and international defense departments.

b.           Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the accounts of Ultralife Corporation, our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), ABLE New Energy Co., Limited, and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), and our majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”).  Intercompany accounts and transactions have been eliminated in consolidation.

Operations of RedBlack Communications, Inc. (“RedBlack”), our divested company, and Ultralife Energy Services Corporation (“UES”), our wholly owned subsidiary, are reported as discontinued operations.

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

Changes in our allowance for doubtful accounts during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Balance at beginning of year	$683	$490
Amounts charged (credited) to expense	9	237
Amounts credited to other accounts	-	(2)
Uncollectible accounts written-off, net of recovery	(370)	(42)
Balance at end of year	$322	$683

The significant uncollectible accounts written off in the current year relate to previously recorded bad debts of our now discontinued Energy Services business.

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

i.	Long-Lived Assets, Goodwill and Intangibles

We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable.  For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment.  Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows.  The discount rate used by us in our evaluation approximates our weighted average cost of capital.  If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.  We did not record any material impairments of long-lived assets in the years ended December 31, 2012 or 2011.
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

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed. Similarly, the analysis for indefinite-lived intangible assets consists of review of various qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset is not impaired.  If a conclusion that it is more likely than not that the indefinite-lived asset is nor impaired cannot be supported, or at our discretion, quantitative impairment steps are performed.

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess.  We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model.  We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the royalty relief income valuation approach.

 There were no impairments of goodwill and intangible assets with indefinite lives in the years ended December 31, 2012 and 2011.

Based on the final valuations for amortizable intangible assets acquired in the AMTI acquisition during 2009, and the ABLE and McDowell acquisitions during 2006, we project our amortization expense will be approximately $401, $308, $229, $167 and $122 for the fiscal years ending December 31, 2013 through 2017, respectively.

j.           Translation of Foreign Currency

The financial statements of our foreign affiliates are translated into U.S. dollar equivalents in accordance with FASB’s guidance for foreign currency translation, with translation adjustments recorded as a component of accumulated other comprehensive income.  Exchange gains (losses) relate to foreign currency transactions included in net loss for the years ended December 31, 2012 and 2011 were $(43) and $95.

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

Deferred Revenue – For each source of revenues, we defer recognition if: i) evidence of an agreement does not exist, ii) delivery or service has not occurred, iii) the selling price is not fixed or determinable, or iv) collectability is not reasonably assured.

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

n.           Advertising Expenses

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.  Such expenses amounted to $538 and $792 for the years ended December 31, 2012 and 2011.

o.           Research and Development

Research and development expenditures are charged to operations as incurred.  The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services.

In 2011, we in entered into a collaboration agreement with The New York State Energy Research and Development Authority (“NYSERDA”), to develop and demonstrate a large hybrid grid-connected energy storage system. Pursuant to the terms of the agreement, NYSERDA will reimburse us for certain construction and project research and development costs.  During the year ended December 31, 2012, recoveries from NYSERDA for construction costs and project research and development costs were $91 and $11, respectively. Construction costs and are reflected in the property, plant and equipment, net line on our Consolidated Balance Sheets as of December 31, 2012 and project research and development costs are reflected in the research and development line on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2012, respectively. During the year ended December 31, 2011, recoveries from NYSERDA for construction costs and project research and development costs were $254 and $56, respectively, and were reflected in the property, plant and equipment, net line on our Consolidated Balance Sheets as of December 31, 2011 and the research and development line on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2011, respectively.

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

A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.   As of December 31, 2012, we continued to recognize a valuation allowance on our net deferred tax asset to the extent they are not able to be offset by future reversing temporary differences, based on a consistent evaluation methodology that was used for 2011.  The assessment of the realizability of the U.S. NOL was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2012.   We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB‘s guidance on the accounting for income taxes.  We also recorded a valuation allowance on our net deferred tax asset for the year ended December 31, 2011.  A valuation allowance was required for the years ended December 31, 2012 and 2011 related to our U.K. subsidiary due to the history of losses at that facility.  A valuation allowance was not required for the years ended December 31, 2012 and 2011 related to our ABLE subsidiary as we have determined that it is more likely than not that we will fully utilize the related NOL.

We have adopted the provisions of FASB’s guidance for the Accounting for Uncertainty in Income Taxes.  In 2011 and 2012, we had unrecognized tax benefits related to uncertain tax positions which have been recorded as a decrease in our NOL.  We have not recorded any interest or penalty in regard to any unrecognized benefit.  Interest and penalties would begin to accrue in the period in which the NOL’s related to the uncertain tax positions are utilized.  Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).

r.           Concentration Related to Customers and Suppliers

During the years ended December 31, 2012 and 2011, we had one major customer, a large defense prime, which comprised 21% of our revenues in each year.  There were no other customers that comprised greater than 10% of our total revenues during these years.

We have two customers who comprised 22% and 12%, respectively, of our trade accounts receivable as of December 31, 2012. We had no customers that comprised greater than 10% of our trade accounts receivables as of December 31, 2011.

Currently, we do not experience significant seasonal trends in our revenues.  Since a significant portion of our revenues are based on purchases from U.S. and allied country defense departments, the timing of our sales could be impacted by delays in the government budget process and the decisions to deploy resources to support military purchases of our products.

We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While sales to the U.S. Department of Defense have been substantial during 2012 and 2011, we do not consider this customer to be a significant credit risk.   We do not normally obtain collateral on trade accounts receivable.

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

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments.  The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at December 31, 2012 and 2011.  The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments.  The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.

t.           Earnings (Loss) Per Share

We have adopted the provisions of FASB’s guidance for determining whether instruments granted in share-based payment transactions are participating securities.  The guidance requires that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (such as restricted stock awards granted by us) be considered participating securities.  Because the restricted stock awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”).

Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period.  The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method.  For the years ended December 31, 2012 and 2011, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Years Ended December 31,

	2012	2011
Net Income (Loss) from continuing operations attributable to Ultralife	$(1,097)	$1,607
Net Income (Loss) from continuing operations attributable to participating securities (unvested restricted stock awards) (-0- and 3,000 shares, respectively)	-	-
Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	(1,097)	1,607

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$(501)	$(3,687)

Average Common Shares Outstanding – Basic (e)	17,403	17,304
Effect of Dilutive Securities:
Stock Options / Warrants	-	32
Average Common Shares Outstanding – Diluted (f)	17,403	17,336

EPS – Basic (a/e) – continuing operations	$(0.06)	$0.09
EPS – Basic (c/e) – discontinued operations	$(0.03)	$(0.21)
EPS – Diluted (b/f) – continuing operations	$(0.06)	$0.09
EPS – Diluted (d/f) – discontinued operations	$(0.03)	$(0.21)

There were 2,211,488 outstanding stock options, warrants and restricted stock awards as of December 31, 2012, that were not included in EPS as the effect would have been anti-dilutive. No outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the year ended December 31, 2012.  There were 2,105,228 outstanding stock options, warrants and restricted stock awards as of December 31, 2011, that were not included in EPS as the effect would have been anti-dilutive. The dilutive effect of 252,218 outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the year ended December 31, 2011.

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

On March 8, 2011, we decided to exit our Energy Services business, which previously was a stand alone business segment.  See Note 2 in these Notes to Consolidated Financial Statements for additional information.

On February 15, 2012, we decided to divest our RedBlack Communications business, which previously was reported in the Communications Systems segment.  See Note 2 in these Notes to Consolidated Financial Statements for additional information.

w.           Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-03, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinitely-Lived Intangible Assets for Impairment.” ASU No. 2012-03 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinitely-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed quantitative analysis. An entity would not be required to calculate the fair value of the indefinite-lived intangible asset unless the entity determines that it is more likely than not that it is more likely that its fair value is less than its carrying amount. ASU 2012-03 is effective for annual and interim indefinite-lived intangible assets for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard during our annual impairment review process in the fourth quarter of 2012. Adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. Further, in December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date of ASU No. 2011-05’s requirement to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income so that the FASB can reconsider those requirements during calendar 2012. These standards became effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted.  In February 2013 the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income and to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. This standard is effective for periods beginning after December 15, 2013, with early adoption permitted. We have elected to adopt the standard effective for this reporting period. The adoption of the standards has only impacted the presentation of our consolidated financial statements and did not result in a material impact on our consolidated results of operations and financial condition.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force (“EITF”)”.  ASU No. 2010-29 amends accounting guidance concerning disclosure of supplemental pro forma information for business combinations.  If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments.  ASU No. 2010-29 became effective for fiscal years beginning on or after December 15, 2010 and applies to business combinations completed on or after that date.  The adoption of this pronouncement did not have a significant impact on our financial statements.  The future impact of adopting this pronouncement will depend on the future business combinations that we may pursue.

Note 2- Dispositions & Exit Activities

2012 Activity

Ultralife Batteries UK, Ltd.

During the fourth quarter of 2012, we elected not to renew the lease for our U.K. manufacturing facility which expires on March 24, 2013, and to relocate our sales and services operations to a smaller facility.   As a result of this decision, we are required to restore the facility back to its original condition per a previous contractual commitment.

The costs associated with the lease exit did not become determinable until late in the fourth quarter of 2012. Accordingly, we recorded a liability as of the end of 2012 for our current estimate of the costs to return the facility to its original condition as well as other related expenses that resulted in $228 being charged to selling, general, and administrative costs related to operations transferred to our facilities in Newark, NY, and an additional $815 being recorded as discontinued operations for those operations that were not transferred to our facilities in Newark, NY. The termination of the lease has led to no employee reductions or other termination costs, with the exception of the aforementioned restoration costs.

As a result, the Consolidated Statements of Comprehensive Income (Loss) herein exclude the discontinued Ultralife Batteries UK, Ltd. operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Net sales	$-	$-
Loss from discontinued operations	(815)	-
Provision Benefit for income taxes	-	-
Loss from discontinued operations, net of tax	$(815)	$-

RedBlack Communications, Inc.

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012. RedBlack was a wholly owned subsidiary of ours based in Hollywood, Maryland, that designed, integrated and fielded mobile, modular and fixed site communication and electronic systems.  We determined that RedBlack offered limited opportunities to achieve the operating thresholds of our new business model.

On September 28, 2012, we entered into and closed a Stock Purchase Agreement (the “Agreement”) to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc.  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, there will be a customary post-closing working capital adjustment to the purchase price that is expected to be finalized in the first quarter of 2013.

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

As a result, the Consolidated Statements of Comprehensive Income (Loss) herein exclude the RedBlack operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Net sales	$3,404	$3,649
Income (loss) from discontinued operations	(7)	63
(Provision) benefit for income taxes	174	(48)
Income (Loss) from discontinued operations, net of tax	167	15

2011 Activity

Ultralife Energy Services Corporation

On March 8, 2011, we decided to exit our Energy Services business, which included standby power and systems design, installation and maintenance activities because we determined it was appropriate to refocus our operations on profitable growth opportunities presented in our other segments, Battery & Energy Products and Communications Systems.

The actions taken to exit our Energy Services segment resulted in the elimination of approximately 40 jobs and the closing of five facilities, primarily in California, Florida and Texas, over several months.  As of the end of the second quarter of 2011, all exit activities with respect to our Energy Services segment were completed.  As a result, the presentation of results herein excludes the Energy Services segment from the results of continuing operations.  The following amounts have been reported as discontinued operations for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Net sales	$-	$3,891
Income (loss) from discontinued operations	147	(3,702)
(Provision) Benefit for income taxes	-	-
Income (loss) from discontinued operations, net of tax	147	(3,702)

The income noted in 2012 is due entirely to adjustments to reserves that were established as of the closure of the business as our actual experience has differed from our expectations at that time.

Included in the Loss from discontinued operations described above, we recorded the following exit charges in 2011:

Year Ended
December 31, 2011
Inventory and fixed asset write-downs	$941
Employee related, including termination benefits	703
Lease termination costs	250
Other costs	1,030
Total Exit Costs	$2,924
Cash Component	$1,984

Note 3 - Supplemental Balance Sheet Information

a.           Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.  The composition of inventories was:

	December 31,
	2012	2011

Raw materials	$15,023	$20,097
Work in process	4,863	4,770
Finished products	10,484	10,100
	30,370	$34,967

b.           Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2012	2011

Land	$123	$123
Buildings and Leasehold Improvements	7,381	7,000
Machinery and Equipment	46,606	44,770
Furniture and Fixtures	1,810	1,894
Computer Hardware and Software	4,103	3,815
Construction in Progress	1,275	641
	61,298	58,243
Less: Accumulated Depreciation	48,883	45,655
	$12,415	$12,588

Estimated costs to complete construction in progress as of December 31, 2012 and 2011 was approximately $1,154 and $1,032, respectively.

Depreciation expense was $3,306 and $3,629 for the years ended December 31, 2012 and 2011, respectively.

c.           Impairment of Goodwill, Intangible Assets and Long-Lived Assets

We applied the provisions of FASB ASC Topics 350-20 and 820 during the annual goodwill impairment analysis performed in September and October 2012. The first, optional, step of the goodwill analysis is to determine if it is more likely than not that the fair value of the identified reporting units exceeds the respective carrying value. This qualitative analysis includes but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit.  We performed the qualitative assessment on two out of three of the identified reporting units noting that no further testing was indicated. If the conclusion that it is more likely than not that the fair value of the reporting unit exceeds its carrying value cannot be supported, or if the reporting unit is not subjected to the qualitative assessment, the fair value of the reporting unit is determined using a quantitative assessment. The fair value for our one reporting unit subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets.  Therefore, we used an income approach, to estimate the fair value of the reporting unit, using Level 3 inputs.  To estimate the fair value of the reporting unit, we used significant estimates and judgmental factors.  The key estimates and factors used in the valuation model included revenue growth rates and profit margins based on internal forecasts, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples.  As a result of the goodwill impairment test performed during 2012 and 2011, no impairment was indicated.

Similar to goodwill, we applied the provisions of FASB Topics 350-30 and 820, including the early adopted ASU 2012-03, during the annual indefinite-lived intangible asset analysis performed in September and October 2012. The first, optional, step of the analysis is to determine if it is more likely than not that the fair value of the indentified indefinite-lived intangible assets exceeds the respective carrying values. This qualitative analysis includes but is not limited to, an evaluation of the macroeconomic, industry or market, and other factors relevant to the indefinite-lived intangible asset.  We performed the qualitative assessment on two of the four identified indefinite-lived intangible assets noting that no further testing was indicated. If a conclusion that it is more likely than not that the fair value of the indefinite-lived intangible asset cannot be supported or if this optional step is not applied to the indefinite-lived intangible asset, the fair value of the indefinite-lived intangible asset is determined using a quantitative assessment. The fair value for our two indefinite-lived intangible assets subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets.  Therefore, we used a royalty relief approach, to estimate the fair value of the reporting unit, using Level 3 inputs.  To estimate the fair value of the reporting unit, we used significant estimates and judgmental factors.  The key estimates and factors used in the valuation model included revenue growth rates, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and determined royalty rates.  As a result of the impairment test performed during 2012 and 2011, no impairment was indicated.

During 2012 and 2011, we also evaluated certain fixed assets for impairment utilizing valuation methods that are classified as Level 3 inputs. Based upon the results of this evaluation, no material impairment was indicated.

d.           Goodwill

The following table summarizes the goodwill activity by segment for the years ended December 31, 2012 and 2011:

	Battery &	Communications	Discontinued
	Energy Products	Systems	Operations	Total

Balance at December 31, 2010	$4,758	$11,493	$2,025	$18,276

Effect of foreign currency translations	80	-	-	80

Balance at December 31, 2011	4,838	11,493	2,025	18,356

Sale of RedBlack
Communications			(2,025)	(2,025)
Effect of foreign currency translations	13	-	-	13

Balance at December 31, 2012	$4,851	$11,493	$-	$16,344

e.           Other Intangible Assets

The composition of intangible assets was:

	December 31, 2012
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,564	$-	$3,564
Patents and technology	4,495	3,702	793
Customer relationships	3,998	3,366	632
Distributor relationships	380	330	50
Non-compete agreements	217	217	-

Total intangible assets	$12,654	$7,615	$5,039

	December 31, 2011
		Accumulated
	Gross Assets	Amortization	Net

Trademarks	$3,563	$-	$3,563
Patents and technology	4,492	3,440	1,052
Customer relationships	3,993	3,143	850
Distributor relationships	378	310	68
Non-compete agreements	396	396	-

Total intangible assets	$12,822	$7,289	$5,533

Amortization expense for intangible assets was $497 and $627 for the years ended December 31, 2012 and 2011, respectively.

The change in the cost value of total intangible assets is a result of the effect of foreign currency translations and our 2012 disposition of RedBlack which included a fully amortized non-compete agreement.

Note 4 - Operating Leases

We lease various buildings, machinery, land, automobiles and office equipment.  Rental expenses for all operating leases were approximately $1,011 and $1,494 for the years ended December 31, 2012 and 2011, respectively.   Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows:

2013	2014	2015	2016	2017 and beyond
$ 828	$ 695	$ 390	$ 197	$ 71

Note 5 - Debt

Credit Facilities

On February 17, 2010, we entered into a senior secured asset based revolving credit facility (“Credit Facility”) of up to $35,000, which was subsequently reduced to $20,000 as described in greater detail below, with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”).  The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support.  The Credit Facility had a maturity date of February 17, 2013, that was subsequently extended to May 15, 2013, as discussed in greater detail below (“Maturity Date”).  The Credit Facility is secured by substantially all of our assets.  At closing, we paid RBS a facility fee of $263.

On February 18, 2010, we drew down $9,870 from the Credit Facility to repay all outstanding amounts due under our previous credit facility with JP Morgan Chase Bank, N.A. and Manufacturers and Traders Trust Company.  Our available borrowing under the Credit Facility fluctuates from time to time based upon the amounts of eligible accounts receivable and eligible inventory.  Available borrowings under the Credit Facility, as amended, equals the lesser of (1) $20,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory.  The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS.  We are required to have at least $3,000 available under the Credit Facility at all times.

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

On February 15, 2013, we entered into a Third Amendment to the Credit Facility (“Third Amendment”) with RBS. The Third Amendment amended the Credit Facility to extend the Maturity Date from February 17, 2013, to May 15, 2013, reduced the maximum amount available under the Credit Facility to $20,000, and reduced the unused line fee to 0.40% per year.

Interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 3.00%.  We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing.

As of December 31, 2012, in addition to paying interest on the outstanding principal under the Credit Facility, we were required to pay an unused line fee of 0.50% on the unused portion of the $35,000 Credit Facility.  As of the Third Amendment, we now pay an unused line fee of 0.40% on the unused portion of the lowered $20,000 Credit Facility. In both instances, we must also pay customary letter of credit fees equal to the LIBOR rate and the applicable margin and any other customary fees or expenses of the issuing bank.  Interest that accrues under the Credit Facility is to be paid monthly with all outstanding principal, interest and applicable fees due on the Maturity Date.

We are required to maintain a fixed charge ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010.  As of December 31, 2012, our fixed charge ratio was 2.15 to 1.00.  Accordingly, we were in compliance with the financial covenants of the Credit Facility.  All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties.  The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default.  If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of December 31, 2012, we had $-0- outstanding under the Credit Facility.  At December 31, 2012, the interest rate on the asset based revolver component of the Credit Facility was 3.21%.  As of December 31, 2012, the revolver arrangement had approximately $13,157 of borrowing capacity, including outstanding letters of credit.  At December 31, 2012, we had $413 of outstanding letters of credit related to this facility.

Note 6 - Commitments and Contingencies

a.	Indemnity

The Delaware General Corporation Law provides that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

b.	Purchase Commitments

As of December 31, 2012, we have made commitments to purchase approximately $457 of production machinery and equipment.

c.	Royalty Agreements

Technology underlying certain of our products is based in part on non-exclusive transfer agreements.  In 2003, we entered into an agreement with Saft Groupe S.A., to license certain tooling for battery cases.  The licensing fee associated with this agreement is based on a percentage of the sales price of the individual battery case, up to a maximum of one dollar per battery case.  The total royalty expense reflected in 2012 and 2011 was $1 and $5, respectively.  This agreement expires in the year 2017.

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

We have an employment contract with Michael D. Popielec, our President and Chief Executive Officer, which stays in effect until terminated by either party.  This agreement provides for a base salary, as adjusted for increases at the discretion of our Board of Directors, and includes incentive bonuses based upon attainment of specified quantitative and qualitative performance goals.  This agreement also provides for severance payments in the event of specified events of termination of employment.  In addition, this agreement provides for a lump sum payment in the event of termination of employment in association with a change in control.

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

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations.  Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period.  In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.  Changes in our product warranty liability during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Balance at beginning of year	$839	$1,314
Accruals for warranties issued	370	591
Settlements made	(602)	(1,066)
Balance at end of year	$607	$839

g.	Post Audits of Government Contracts

We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts.  As of December 31, 2012, there were no outstanding exigent contracts with the U.S. government.  As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results.  In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts.  In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense.  We cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents.  The DCAA Audit and DoD IG inquiry were consolidated and the US Attorney’s Office represented the government in connection with these matters.  Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment.  In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April 2011 to negotiate a settlement that would be in the best interests of our customers, employees and shareholders.  On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice.  As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011.  On June 1, 2011, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense that required us to pay a total of $2,700 plus accrued interest thereon at the rate of 2.625% per annum. Under the Settlement Agreement, we were required to make principal payments of $1,000, $567, $567 and $566 being due on June 8, 2011, December 1, 2011, June 1, 2012 and December 1, 2012, respectively.  Each principal payment was accompanied by a payment of accrued interest.  As of December 31, 2012, we have made all required payments.

h.	Legal Matters

We are subject to legal proceedings and claims that arise in the normal course of business.   We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen, in the State of New York Supreme Court, County of Wayne (Index No. 73379).  In our initial Complaint, we alleged that Arista recruited all but one of the members of its executive team from us, subsequently changed its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We alleged that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen has breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint, without asserting any counterclaims.

On December 5, 2011, Arista served us with a Complaint it filed on November 29, 2011, in the State of New York Supreme Court, County of Monroe (Index No.  11-13896) against us, our officers, several of our directors, and an employee.  In its Complaint, Arista alleges that we and our named defendants have violated the terms of a Confidentiality Agreement with Arista and have unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60,000.  Arista seeks damages, an accounting, and preliminary and permanent injunctive relief.

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

On February 16, 2012, we filed an Amended Complaint in the action in Supreme Court, Wayne County, adding claims in that action against Modeen and Arista for misappropriation of our trade secrets and unfair competition, based on Arista’s strategy to hire Modeen and other former Ultralife employees, and thereby obtain improper access to information that is confidential and proprietary to us for Arista’s own benefit. We seek damages and injunctive relief limiting Arista’s employment of Modeen, and precluding Arista from using or disclosing information and trade secrets it acquired from us. Arista and Modeen answered the Amended Complaint on March 19, 2012, and discovery has commenced and is ongoing in both cases.

We initiated the September 23, 2011, Complaint against Arista to protect our customers, employees and shareholders from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees.  Protecting our collective intellectual property and know-how, developed at great cost to us to form our competitive position in the marketplace and create value for our shareholders, is a fundamental responsibility of all our employees.

We believe the action Arista filed on November 29, 2011, is retaliatory and without merit.  Our development of the foundation for the new product concept for which Arista claims we allegedly used its trade secrets commenced in 2008, long prior to the departure of those individuals who now constitute the executive team of Arista.  Furthermore, we believe the purported damage of $60,000 being claimed by Arista is based solely on the reduction in its market capitalization between November 2009 and the filing date of the Complaint. This market value loss is totally unrelated to any actions attributable to us, and claims for recovery of this or any other amount are legally and factually baseless.

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

9-Volt Battery Litigation

In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleged damages associated with claims of breach of warranty in an amount of approximately $1,100. A trial was held on May 25, 2012, in Japan before a panel of three judges, after which the parties agreed to settle the matter for approximately $125, which has been reflected in our cost of products sold in 2012.  The terms of the settlement agreement include no legal liability on our part and the plaintiff abandoning all other claims against us.

i.	Workers’ Compensation Self-Insured Trust

From August 2002 through August 2006, we participated in a self-insured trust to manage our workers’ compensation activity for our employees in New York State.  All members of this trust had, by design, joint and several liability during the time they participated in the trust.  The New York Attorney General’s office notified the members of the trust of a funding deficit in 2008 and, in November 2009, the New York Attorney General’s office presented the results of the deficit reconstruction of the trust.  As a result of the deficit reconstruction, the State of New York has determined that the trust was underfunded by $19,100 during the period December 1, 1997 to August 31, 2006.  Our pro-rata share of the liability was determined to be $452.  The Attorney General’s office proposed a settlement by which we could avoid joint and several liability in exchange for a settlement payment of $520, which we paid in 12 monthly installments of $43 each following the execution of the settlement agreement starting in June 2010 and ending in 2011.  On October 11, 2011, an order was filed with the Albany County Clerk wherein this lawsuit was discontinued against us.

Note 7 - Shareholders' Equity

a.           Preferred Stock

We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share.  At December 31, 2012, no preferred shares were issued or outstanding.

b.	Common Stock

We have authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.

In February 2012, we issued 16,271 shares of our common stock to our non-employee directors, valued at $77.  In May 2012, we issued 17,473 shares of our common stock to our non-employee directors, valued at $77.  In August 2012, we issued 24,311 shares of our common stock to our non-employee directors, valued at $77.  In November 2012, we issued 25,758 shares of our common stock to our non-employee directors, valued at $77.

In February 2011, we issued 11,276 shares of our common stock to our non-employee directors, valued at $77.  In May 2011, we issued 17,036 shares of our common stock to our non-employee directors, valued at $76.  In August 2011, we issued 15,981 shares of our common stock to our non-employee directors, valued at $77.  In November 2011, we issued 17,350 shares of our common stock to our non-employee directors, valued at $76.

c.	Treasury Stock

At December 31, 2012 and 2011, we had 1,372,757 shares of treasury stock outstanding, valued at $7,658.

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

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”).  Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date.  All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date.  Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2012, there were 2,113,488 stock options outstanding under the LTIP.

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

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $1,073 and $946 for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, there was $817 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.88 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards.  The following weighted average assumptions were used to value options granted during the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011

Risk-free interest rate	0.56%	0.97%
Volatility factor	63.53%	61.62%
Dividends	0.00%	0.00%
Weighted average expected life (years)	3.91	3.78
Forfeiture rate	15.00%	15.00%

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards.  The following weighted average assumptions were used to value market performance stock options granted during the year ended December 31, 2011.  There were no market performance stock options granted during the years ended December 31, 2012.

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

The following table summarizes data for the stock options issued by us:

Year Ended December 31, 2012
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Shares under option at beginning of year	2,356,228	$8.34
Options granted	303,150	3.63
Options exercised	(28,000)	4.09
Options cancelled	(419,890)	9.88
Shares under option at end of year	2,211,488	$7.47	4.85	$3
Vested and expected to vest as end of year	1,969,185	$7.78	4.74	$2
Options exercisable at end of year	1,013,098	$7.64	3.45	$0

Year Ended December 31, 2011
	Number of Shares	Weighted Average Exercise Price Per Share

Shares under option at beginning of year	1,794,694	$9.71
Options granted	1,113,900	7.96
Options exercised	(18,500)	3.94
Options cancelled	(533,866)	12.30
Shares under option at end of year	2,356,228	$8.34
Options exercisable at end of year	989,972	$9.62

The following table represents additional information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding at December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2012	Weighted- Average Exercise Price
$ 3.22-$ 3.91	310,750	5.17	$3.59	170,000	$3.91
$ 3.92-$ 4.41	262,750	5.50	$4.18	70,502	$4.41
$ 4.42-$ 4.42	310,000	5.94	$4.42	103,336	$4.42
$ 4.43-$ 6.37	93,600	4.75	$5.24	44,203	$5.17
$ 6.38-$ 6.42	300,000	5.00	$6.42	150,000	$6.42
$ 6.43-$ 9.70	184,166	4.30	$7.29	124,835	$7.54
$ 9.71-$12.00	419,722	3.63	$10.62	219,722	$11.19
$12.85-$12.96	69,000	0.38	$12.93	69,000	$12.93
$12.97-$13.48	61,500	2.15	$13.34	61,500	$13.34
$13.49-$15.00	200,000	7.04	$15.00	-	$0.00

$ 3.22-$15.00	2,211,488	4.85	$7.47	1,013,098	$7.64

The weighted average fair value of options granted during the years ended December 31, 2012 and 2011 was $1.67 and $2.04, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2012 and 2011 was $29 and $45, respectively.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  We did not record any excess tax benefits in 2012 or 2011.  Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2012 and 2011 was $114 and $73, respectively.

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

f.           Restricted Stock Awards

No restricted stock was awarded during the years ended December 31, 2012 and 2011.

During 2009, we issued 16,286 time-vested restricted stock awards to our executive officers.  The restrictions lapsed over a three-year period in equal installments, commencing on the first anniversary of the grant date (January 14, 2009).  As of December 31, 2012, 8,582 of these shares had vested, and 7,704 of these shares were forfeited.

The activity of restricted stock grants of common stock for the years ended December 31, 2012 and 2011 is summarized as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Unvested at December 31, 2010	9,048	$11.94
Granted	-	0.00
Vested	(4,925)	12.01
Forfeited	(2,905)	12.07
Unvested at December 31, 2011	1,218	$11.33
Granted	-	0.00
Vested	(1,218)	11.33
Forfeited	-	0.00
Unvested at December 31, 2012	-	$0.00

We recorded compensation cost related to restricted stock grants of $8 and $(27) for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2011, we had $0 of total unrecognized compensation expense related to restricted stock grants. The total fair value of these grants that vested during the years ended December 31, 2012 and 2011 was $5 and $32, respectively.

g.           Reserved Shares

We have reserved 2,911,723 and 2,939,723 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2012 and 2011, respectively.

Note 8 - Income Taxes

                The provision for income taxes expense (benefit) consists of:

	December 31,	December 31,
	2012	2011

Current – Continuing Operations:
Federal	$-	$-
State	-	32
Foreign	539	-

	539	32

Current – Discontinued Operations:
Federal	$-	$-
State	-	-

	-	-

Deferred – Continuing Operations:
Federal	220	229
State	-	-
Foreign	(205)	219

	15	448

Deferred – Discontinued Operations:
Federal	(174)	48
State	-	-

	(174)	48

Total	$380	$528

We reflected a tax expense of $380 for the year ended December 31, 2012. The 2012 tax provision is principally a result of the increase in the net deferred tax liability related to liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods.  In addition, we incurred foreign income taxes in 2012.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  Significant components of our deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax liabilities:
Property, plant and equipment	$450	$763
Intangible assets and other	4,272	4,437
Total deferred tax liabilities	4,722	5,200

Deferred tax assets:
Net operating loss carryforwards	18,505	17,578
Intangible assets	4,664	5,079
Accrued expenses, reserves and other	3,764	4,531
Investments	-	342
Total deferred tax assets	26,933	27,530

Valuation allowance for deferred tax assets	(26,251)	(26,526)
Net deferred tax assets	682	1,004

Net deferred tax liability	$(4,040)	$(4,196)

The $4,040 net deferred tax liability for the year ended December 31, 2012 is comprised of a long-term deferred tax liability of $4,160, offset partially by current deferred tax asset of $120. The $4,196 net deferred tax liability for the year ended December 31, 2011 is comprised of a current deferred tax liability of $187 and a long-term deferred tax liability of $4,170, offset in part by a current deferred tax asset of $161.

In 2012 and 2011, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences.  This results from the conclusion that it is more likely than not that we would not utilize our U.S. and U.K. NOL’s that had accumulated over time.  The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative.  The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2012.   We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB‘s guidance on the accounting for income taxes.  In  2011, we did not record a valuation allowance for the Chinese deferred tax assets as we determined that it was more likely than not that they would be realized.   We continually assess the carrying value of this asset based on relevant accounting standards.

As of December 31, 2012, we have foreign and domestic NOL’s totaling approximately $58,030 available to reduce future taxable income. Foreign loss carryforwards of approximately $12,390 can be carried forward indefinitely. The domestic NOL carryforward of $48,589 expires from 2019 through 2032.  The domestic NOL carryforward includes approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

We have determined that a change in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic NOL carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500.  The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset.  In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for 2012 or 2011.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

For financial reporting purposes, income (loss) from continuing operations before income taxes is as follows:

	December 31,	December 31,
	2012	2011

United States	$829	$3,684
Foreign	(1,403)	(1,655)

Total	$(574)	$2,029

There are no undistributed earnings of our foreign subsidiaries, at December 31, 2012 or 2011.

We were granted a tax holiday in China.  Our tax rate in China was phased in until ultimately reaching a rate of 25% in 2012.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

	December 31,	December 31,
	2012	2011

Provision/(benefit) computed using the statutory rate	(34.0%)	34.0%

Increase (reduction) in taxes resulting from:
State tax, net of federal benefit	-	1.0
Foreign	127.6	27.6
Valuation allowance/deferred impact	(119.3)	(49.1)
Compensation	55.4	9.0
Expiration of capital loss carryforward	59.6	-
Other	7.2	1.2
Provision (benefit) for income taxes	96.5%	23.7%

In 2012 and 2011, the provision for income taxes was higher than what would be expected if the statutory rate were applied to pretax income.  This is due to the continuation of reflecting a full valuation allowance for our U.S. and U.K. deferred tax assets, and as a result of the mix of earnings in foreign jurisdictions.

Accounting for Uncertainty in Income Taxes

Our unrecognized tax benefits related to uncertain tax positions at December 31, 2012 relate to Federal and various state jurisdictions.  The following table summarizes the activity related to our unrecognized tax benefits:

	Years ended December 31,
	2012	2011

Balance at beginning of the year	$6,779	$-
Increases related to the current year tax positions	729	6,779
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Expiration of statute of limitations for assessment of taxes	-	-
Settlements	-	-
Balance at the end of the year	-	-
	$7,508	$6,779

The total unrecognized tax benefit balances at December 31, 2012 and 2011 are comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance.  As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on our effective tax rate.

We are not required to accrue interest and penalties as the unrecognized tax benefits have been recorded as a decrease in our NOL.  Interest and penalties would begin to accrue in the period in which the NOL’s related to the uncertain tax positions are utilized.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. State and foreign jurisdictions.  We are routinely subject to examination by taxing authorities in these various jurisdictions.  Our U.S. tax matters for the years 2000 through 2012 remain subject to examination by the Internal Revenue Service (“IRS”) due to our NOL carryforwards.   Our U.S. tax matters for the years 2000 through 2012 remain subject to examination by various state and local tax jurisdictions due to our NOL carryforwards.  Our tax matters for the years 2006 through 2012 remain subject to examination by the respective foreign tax jurisdiction authorities.  The IRS has completed the examination of our 2009 US Federal income tax return, with no resulting material effect to our financial position or results of operations.

Note 9 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions.  Since January 2010, we have matched 50% on the first 4% contributed by an employee, or a maximum of 2% of the employee’s income.  For 2012 and 2011, we contributed $243 and $381, respectively, to the 401(k) plan.

Note 10 - Business Segment Information

On March 8, 2011, we decided to exit our Energy Services business, which previously was a stand alone business segment.  Results of this business have been classified as discontinued since the second quarter of 2011. See Note 2 in these Notes to Consolidated Financial Statements for additional information.

On February 15, 2012, we decided to divest our RedBlack Communications business, which previously was reported in the Communications Systems segment.  These results have been classified as discontinued since the first quarter of 2012. See Note 2 in these Notes to Consolidated Financial Statements for additional information.

During the fourth quarter of 2012, we elected not to renew the lease for our U.K. manufacturing facility which expires on March 24, 2013, and to relocate our sales and services operations to a smaller facility.   As a result of this decision, we are required to restore the facility back to its original condition per a previous contractual commitment. This facility previously served our Battery and Energy Segments business. A portion of these costs were classified as a discontinued operation in the fourth quarter of 2012. See Note 2 in these Notes to Consolidated Financial Statements for additional information.

Segment information previously reported has been reclassified to conform to the current year presentation.

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories.  The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design.  We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such we report segment performance at the gross profit level and operating expenses as Corporate charges.

2012
	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$71,084	$30,573	$-	$-	$101,657
Segment contribution	$17,562	$11,168	-	(28,844)	(114)
Interest expense, net				(436)	(436)
Miscellaneous				(24)	(24)
Income taxes-current				(539)	(539)
Income taxes-deferred				(15)	(15)
Loss from discontinued operations			(501)		(501)
Noncontrolling interest				31	31
Net income attributable to Ultralife					(1,598)

Total assets	54,605	29,586	-	13,527	97,718
Capital expenditures	2,812	320	-	-	3,132
Depreciation and amortization	2,471	363	20	1,132	3,986
Stock-based compensation	22	13	(8)	1,352	1,379

2011
	Battery &
	Energy	Communications	Discontinued
	Products	Systems	Operations	Corporate	Total
Revenues	$108,203	$27,534	$-	$-	$135,737
Segment contribution	25,169	9,022	-	(31,779)	2,412
Interest expense, net				(554)	(554)
Miscellaneous				171	171
Income taxes-current				(32)	(32)
Income taxes-deferred				(448)	(448)
Loss from discontinued operations			(3,687)		(3,687)
Noncontrolling interest				58	58
Net income attributable to Ultralife					(2,080)

Total assets	51,351	35,382	3,473	10,608	100,815
Capital expenditures	1,209	1,026	-	127	2,362
Depreciation and amortization	2,471	191	185	1,565	4,412
Stock-based compensation	70	6	12	1,137	1,225

Geographical Information

	Revenues		Long-Lived Assets
	2012	2011	2012	2011
United Kingdom	11,855	$11,727	$71	$334
China	4,206	8,748	2,243	1,370
Hong Kong	1,499	484	-	-
India	351	104	49	52
Europe, excluding United Kingdom	9,419	8,091	-	-
Japan	1,011	1,440	-	-
Singapore	89	567	-	-
Canada	776	5,245	-	-
Australia	10,567	1,815	-	-
Other	2,398	5,357	-	-
Total Non-U.S.	42,171	43,578	2,363	1,756

United States	59,486	92,159	10,052	10,832

Total	$101,657	$135,737	$12,415	$12,588

Long-lived assets represent the sum of the net book value of property, plant and equipment.

Note 11 - Fire at Manufacturing Facility

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

The total amount of the loss pertaining to assets and the related expenses was approximately $1,589.  The majority of our insurance claim is related to the recovery of damaged inventory.  In June 2012, we received approximately $1,017 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized.  As of December 31, 2012, we reflect a receivable from the insurance company relating to this claim of $433, which is net of our deductible of approximately $132, and represents additional proceeds to be received.  The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Consolidated Statements of Comprehensive Income.

Note 12 – Subsequent Events

On February 15, 2013, we entered into a Third Amendment to the Credit Facility (“Third Amendment”) with RBS. The Third Amendment amended the Credit Facility to extend the Maturity Date from February 17, 2013 to May 15, 2013, reduced the maximum amount available to $20,000, and reduced the unused line fee to 0.40% per year. See Note 5 for more information regarding our debt facility.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

 Evaluation Of Disclosure Controls And Procedures – Our president and chief executive officer (principal executive officer) and our chief financial officer and treasurer (principal financial officer) have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report.  Based on this evaluation, our president and chief executive officer and chief financial officer and treasurer concluded that our disclosure controls and procedures were effective as of such date.

Changes In Internal Controls Over Financial Reporting –There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter of the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting – Our management team is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of the inherent limitations of internal control systems, our internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Election of Directors", "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Proxy Statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation", “Directors’ Compensation”, “Employment Arrangements” and "Compensation and Management Committee Report" in the Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,161,488	$7.35	700,235
Equity compensation plans not approved by security holders	50,000	12.74	-
Total	2,211,488	$7.47	700,235

See Note 7 in Notes to Consolidated Financial Statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Corporate Governance - General" in the Proxy Statement is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled "Proposal to Ratify the Selection of Independent Registered Accounting Firm - Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.

 (b)           Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Incorporated By Reference from:
2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation	Exhibit 2.1 of the Form 10-Q for the quarter ended September 30, 2012, filed November 8, 2012
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4†	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of our Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984 (the “2001 Registration Statement”)
10.5†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.9†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.15†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.16†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.21†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.22	Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.33 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.23	Revolving Credit Note with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.34 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.24
Form of Security Agreement between RBS Business Capital, a division of RBS Asset Finance, Inc.  and each of Ultralife Corporation, McDowell Research Co., Inc., RedBlack Communications, Inc. and Stationary Power Services, Inc. dated as of February 17, 2010
Exhibit 10.35 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.25	Pledge and Security Agreement in favor of RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.36 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.26	Negative Pledge – Real Property with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.37 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.27	Patents Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.38 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.28	Trademark Security Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.39 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.31†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.32	First Amendment to Credit Agreement with RBS Business Capital, a division of RBS Asset Finance, Inc. dated as of February 17, 2010	Exhibit 10.1 of the Form 8-K filed on January 21, 2011
10.33†	Revised definition of “Change in Control” for Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.34	Settlement Agreement between the Registrant and the United States of America dated June 1, 2011	Exhibit 10.1 of the Form 8-K filed on June 2, 2011
10.35†	Agreement, Release and Waiver of all Claims with Patrick R. Hanna, Jr. dated July 15, 2011	Exhibit 10.35 of the Form 10-K for the year ended December 31, 2011, filed March 3, 2013
10.36†	Amendment No. 4 to Ultralife Corporation Amended and Restated Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.37
Second Amendment to Credit Facility, dated as of September 28, 2012, by and among Ultralife Corporation, RedBlack Communications, Inc., Ultralife Energy Services Corporation, and RBS Asset Finance, Inc.
Exhibit 10.37 of the Form 10-Q for the quarter ended September 30, 2012, filed November 8, 2012

10.38	Third Amendment to Credit Facility dated as of February 15, 2013 by and among Ultralife Corporation, Ultralife Energy Services Corporation, and RBS Asset Finance, Inc.	Exhibit 10.1 of the Form 8-K, filed February 22, 2013
21	Subsidiaries	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith

32	906 Certifications	Filed herewith
100.INS	XBRL Instance Document	Filed herewith
100.SCH	XBRL Taxonomoy Extension Schema Document	Filed herewith
100.CAL	XBRL Taxonomoy Calculation Linkbase Document	Filed herewith
100.LAB	XBRL Taxonomoy Label Linkbase Document	Filed herewith
100.PRE	XBRL Taxonomoy Presentation Linkbase Document	Filed herewith
100.DEF	XBRL Taxonomoy Definition Document	Filed herewith

*  Confidential treatment has been granted as to certain portions of this exhibit.

†  Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 15, 2013	By: /s/ Michael D. Popielec Michael D. Popielec President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2013	/s/ Michael D. Popielec Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 15, 2013	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2013	/s/Steven M. Anderson
Steven M. Anderson (Director)

Date: March 15, 2013	/s/ Patricia C. Barron
Patricia C. Barron (Director)

Date: March 15, 2013	/s/ James A. Croce
James A. Croce (Director)

Date: March 15, 2013	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 15, 2013	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 15, 2013	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 15, 2013	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

Index to Exhibits

21	Subsidiaries
23.1	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document