Form 10-Q
period 2013-03-31
ULTRALIFE CORP
filed 2013-05-09
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

 or

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
Large accelerated filer …..   Accelerated filer …....   Non-accelerated filer .....   Smaller reporting company..X..

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes…. No..X...

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.10 par value – 17,458,977 shares of common stock outstanding, net of 1,372,757 treasury shares, as of May 2, 2013.

ULTRALIFE CORPORATION

PART I     FINANCIAL INFORMATION
Item 1.   Financial Statements

ULTRALIFE CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

ASSETS	(Unaudited) March 31, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$8,486	$9,656
Restricted cash	422	422
Trade accounts receivable (less allowance for doubtful accounts of $280 at March 31, 2013 and $322 at December 31, 2012)	17,280	20,913
Inventories	28,281	30,370
Due from insurance company	696	723
Deferred tax asset - current	181	120
Income taxes receivable	118	28
Prepaid expenses and other current assets	1,575	1,590

Total current assets	57,039	63,822

Property, plant and equipment, net	11,778	12,415

Other assets:
Goodwill	16,357	16,344
Intangible assets, net	4,942	5,039
Security deposits and other long-term assets	2,126	98
	23,425	21,481

Total Assets	$92,242	$97,718

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$-	$-
Accounts payable	8,710	11,357
Income taxes payable	2	2
Deferred tax liability - current	73	-
Other current liabilities	4,997	8,533
Total current liabilities	13,782	19,892

Long-term liabilities:
Deferred tax liability - long-term	4,297	4,160
Other long-term liabilities	209	210
Total long-term liabilities	4,506	4,370

Commitments and contingencies (Note 10)

Shareholders' equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,831,734 at March 31, 2013 and 18,828,734 at December 31, 2012	1,886	1,886
Capital in excess of par value	173,993	173,791
Accumulated other comprehensive loss	(747)	(620)
Accumulated deficit	(93,449)	(93,878)
	81,683	81,179
Less --Treasury stock, at cost -- 1,372,757 shares at March 31, 2013 and 1,372,757 shares at December 31, 2012 outstanding	7,658	7,658
Total Ultralife equity	74,025	73,521

Noncontrolling interest	(71)	(65)
Total shareholders' equity	73,954	73,456

Total Liabilities and Shareholders' Equity	$92,242	$97,718

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended
	March 31, 2013	April 1, 2012

Revenues	$21,019	$27,501

Cost of products sold	14,640	20,908

Gross profit	6,379	6,593

Operating expenses:
Research and development (including $56 and $65, respectively, of amortization of intangible assets)	1,369	2,139
Selling, general, and administrative (including $45 and $60, respectively, of amortization of intangible assets)	4,635	5,743
Total operating expenses	6,004	7,882

Operating income (loss)	375	(1,289)

Other income (expense):
Interest income	2	1
Interest expense	(90)	(104)
Miscellaneous	(25)	52
Income (loss) from continuing operations before income taxes	262	(1,340)

Income tax provision-current	38	79
Income tax provision-deferred	60	12
Total income taxes provision	98	91

Net income (loss) from continuing operations	164	(1,431)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	264	(71)

Net income (loss)	428	(1,502)

Net (income) loss attributable to noncontrolling interest	6	-

Net income (loss) attributable to Ultralife	$434	$(1,502)

Other comprehensive income (loss):
Foreign currency translation adjustments	(127)	148

Comprehensive income (loss) attributable to Ultralife	$307	$(1,354)

Net income (loss) attributable to Ultralife common shareholders - basic
Continuing operations	$0.01	$(0.08)
Discontinued operations	$0.02	$(0.01)
Total	$0.02	$(0.09)

Net income (loss) attributable to Ultralife common shareholders - diluted
Continuing operations	$0.01	$(0.08)
Discontinued operations	$0.02	$(0.01)
Total	$0.02	$(0.09)

Weighted average shares outstanding - basic	17,457	17,358
Weighted average shares outstanding - diluted	17,478	17,358

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Three-Month Periods Ended
	March 31, 2013	April 1, 2012

OPERATING ACTIVITIES
Net income (loss)	$434	$(1,502)
Loss (gain) from discontinued operations, net of tax	(264)	71
Adjustments to reconcile net income (loss) from continuing operations to net cash provided from operating activities:
Depreciation and amortization of financing fees	856	880
Amortization of intangible assets	101	125
(Gain) loss on long-lived asset disposal and write-offs	-	6
Foreign exchange gain	23	(46)
Non-cash stock-based compensation	190	341
Changes in deferred income taxes	148	12
Changes in operating assets and liabilities:
Accounts receivable	3,641	1,882
Inventories	252	3,178
Income taxes receivable	(90)	29
Prepaid expenses and other assets	(2,041)	(160)
Insurance receivable relating to fires	30	-
Accounts payable and other liabilities	(2,983)	(6,016)
Net cash provided from (used in) operating activities from continuing operations	297	(1,200)
Net cash provided from operating activities from discontinued operations	(998)	-
Net cash provided from (used in) operating activities	(701)	(1,200)

INVESTING ACTIVITIES
Purchase of property and equipment	(332)	(209)
Net cash used in investing activities from continuing operations	(332)	(209)
Net cash provided from investing activities from discontinued operations	-	-
Net cash used in investing activities	(332)	(209)

FINANCING ACTIVITIES
Net change in revolving credit facility	-	19
Proceeds from issuance of common stock	12	99
Net cash provided from financing activities from continuing operations	12	118
Net cash used in financing activities from discontinued operations	-	-
Net cash provided from financing activities	12	118

Effect of exchange rate changes on cash	(149)	107

Change in cash and cash equivalents	(1,170)	(1,184)

Cash and cash equivalents at beginning of period	9,656	5,320
Cash and cash equivalents at end of period	$8,486	$4,136

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$40	$47
Cash paid for interest	$54	$69

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands – Except Share and Per Share Amounts)
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included.  Results for interim periods should not be considered indicative of results to be expected for a full year.  Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the twelve-month period ended December 31, 2012.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Ultralife Batteries UK, Ltd.

During the fourth quarter of 2012, we elected not to renew the lease for our U.K. manufacturing facility which expired on March 24, 2013 (the “U.K. Facility Lease”), and instead relocated our sales and services operations to a smaller facility. As a result of this decision, we were required to restore the facility back to its original condition pursuant to the terms of the U.K. Facility Lease.

The costs associated with the lease exit were not determinable until late in the fourth quarter of 2012. Accordingly, we recorded a liability as of the end of 2012 for our estimate of the costs to return the facility to its original condition as well as other related expenses. A total of $228 was charged to selling, general, and administrative costs related to operations transferred to our facilities in Newark, NY, and an additional $815 was recorded as discontinued operations for those operations that were not transferred to our facilities in Newark, NY. The termination of the U.K. Facility Lease did not result in any employee reductions or other termination costs, with the exception of the aforementioned restoration costs.

As a result, the results of presentation herein exclude the discontinued Ultralife Batteries UK, Ltd. operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three-month periods ending March 31, 2013 and April 1, 2012:

	Three-Month Periods Ended
	March 31, 2013	April 1, 2012
Net sales	$-	$-
Gain from discontinued operations	241	-
Provision for income taxes	-	-
Gain from discontinued operations, net of tax	241	-

The cost of returning our former UK facility back to its original condition was less than our estimate of the cost made during the fourth quarter of 2012. As a result, we recognized the difference as a gain from discontinued operations during the first quarter of 2013.

RedBlack Communications, Inc.

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012. RedBlack was a wholly owned subsidiary of ours based in Hollywood, Maryland, that designed, integrated and fielded mobile, modular and fixed site communication and electronic systems.  We determined that RedBlack offered limited opportunities to achieve the operating thresholds of our business model.

On September 28, 2012 (the “Closing Date”), we entered into and closed a Stock Purchase Agreement (the “Agreement”) to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc.  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, there will be a customary post-closing working capital adjustment to the purchase price that is currently being finalized.

The Agreement contains customary representations and warranties that will survive the Closing Date for a period of two or three years.  The Agreement also contains customary indemnification for breaches of the representations and warranties contained in the Agreement.

The Agreement contains restrictive covenants that continue for two years from the Closing Date, under which we are prohibited from engaging or participating with any current customer of RedBlack in any business, directly or indirectly, that competes with the business conducted by RedBlack for two years.  We are also prohibited from hiring, soliciting, or recruiting any current employee, independent contractor, or consultant of BCF Solutions, Inc. or RedBlack for two years.

Commencing with the first quarter of 2012, the results of the RedBlack operations and related divestiture costs have been reported as a discontinued operation.

As a result, the presentation of results herein excludes the RedBlack operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three-month periods ended March 31, 2013 and April 1, 2012:

	Three-Month Periods Ended
	March 31, 2013	April 1, 2012
Net sales	$-	$1,186
Gain (loss) from discontinued operations	7	(12)
Provision for income taxes	-	11
Gain (loss) from discontinued operations, net of tax	7	(23)

Energy Services Business

On March 8, 2011, our senior management, as authorized by our Board of Directors, decided to exit our Energy Services business, which included standby power and systems design, installation and maintenance activities.  As of the end of the second quarter of 2011, all exit activities with respect to our Energy Services segment were completed.  As a result, the presentation of results herein excludes the Energy Services segment from the results of continuing operations.  The following amounts, due to the variation of our actual experience compared to the estimates of reserves as of the date of closure, have been reported as discontinued operations for the three-month periods ended March 31, 2013 and April 1, 2012:

	Three-Month Periods Ended
	March 31, 2013	April 1, 2012
Net sales	$-	$-
Gain (loss) from discontinued operations	16	(48)
Provision for income taxes	-	-
Gain (loss) from discontinued operations, net of tax	16	(48)

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	March 31, 2013	December 31, 2012
Raw materials	$13,447	$15,023
Work in process	4,281	4,863
Finished goods	10,553	10,484
	$28,281	$30,370

4.	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Land	$123	$123
Buildings and leasehold improvements	7,388	7,381
Machinery and equipment	46,237	46,606
Furniture and fixtures	1,921	1,810
Computer hardware and software	4,179	4,103
Construction in progress	1,233	1,275
	61,081	61,298
Less: Accumulated depreciation	49,303	48,883
	$11,778	$12,415

Depreciation expense for property, plant and equipment was $830 and $836 for the three-month periods ended March 31, 2013 and April 1, 2012, respectively.

5.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the three-month periods ended March 31, 2013 and April 1, 2012:

	Battery & Energy Products	Communications Systems	Discontinued Operations	Total

Balance at December 31, 2011	$4,838	$11,493	$2,025	$18,356

Effect of foreign currency translations	22	-	-	22

Balance at April 1, 2012	4,860	11,493	2,025	18,378

Sale of RedBlack Communications			(2,025)	(2,025)
Effect of foreign currency Translations	(9)	-	-	(9)

Balance at December 31, 2012	4,851	11,493	-	16,344

Effect of foreign currency translations	13	-	-	13

Balance at March 31, 2013	$4,864	$11,493	$-	$16,357

b. Intangible Assets

The composition of intangible assets was:

	March 31, 2013
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,565	$-	$3,565
Patents and technology	4,498	3,760	738
Customer relationships	4,004	3,412	592
Distributor relationships	382	335	47
Non-compete agreements	217	217	-

Total intangible assets	$12,666	$7,724	$4,942

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,564	$-	$3,564
Patents and technology	4,495	3,702	793
Customer relationships	3,998	3,366	632
Distributor relationships	380	330	50
Non-compete agreements	217	217	-

Total intangible assets	$12,654	$7,615	$5,039

Amortization expense for intangible assets was $101 and $125 for the three-month periods ended March 31, 2013 and April 1, 2012, respectively.

The change in the cost value of total intangible assets from December 31, 2012 to March 31, 2013 is a result of the effect of foreign currency translations.

c. Long-Term Assets

In the first quarter of this year, we had a sale to a customer of our Communications Systems segment of which $2,031, net of interest, had a payment term of greater than one year. This sale was in order to facilitate this customer’s ability to support a soldier modernization initiative. We expect this receivable to be fully collected within two years.

6.	DEBT

We have entered into a senior secured asset based revolving credit facility (the “Credit Facility”) of up to $20,000, with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”).  The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support.  The Credit Facility has a maturity date of May 15, 2013, as discussed in greater detail below (the “Maturity Date”).  The Credit Facility is secured by substantially all of our assets.

Our available borrowing under the Credit Facility fluctuates from time to time based upon the amounts of eligible accounts receivable and eligible inventory.  Available borrowings under the Credit Facility, as amended by the amendments described below, equals the lesser of (1) $20,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory.  The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS.  We are required to have at least $3,000 available under the Credit Facility at all times.

On January 19, 2011, we entered in a First Amendment to Credit Agreement (the “First Amendment”) with RBS.  The First Amendment amended the Credit Facility as follows:

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

On September 28, 2012, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”) with RBS. The Second Amendment amended the Credit Facility to consent to the sale of the stock of RedBlack and to release any and all liens on RedBlack.

On February 15, 2013, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”) with RBS. The Third Amendment amended the Credit Facility to extend the Maturity Date from February 17, 2013, to May 15, 2013, reduced the maximum amount available under the Credit Facility to $20,000, and reduced the unused line fee to 0.40% per year.

Interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 3.00%.  We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing.

As of March 31, 2013, in addition to paying interest on the outstanding principal under the Credit Facility, we were required to pay an unused line fee of 0.40% on the unused portion of the $20,000 Credit Facility.  We must also pay customary letter of credit fees equal to the LIBOR rate and the applicable margin and any other customary fees or expenses of the issuing bank.  Interest that accrues under the Credit Facility is to be paid monthly with all outstanding principal, interest and applicable fees due on the Maturity Date, as extended by the Third Amendment.

We are required to maintain a fixed charge ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010.  As of March 31, 2013, our fixed charge ratio was 3.00 to 1.00.  Accordingly, we were in compliance with the financial covenants of the Credit Facility.  All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties.  The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default.  If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of March 31, 2013, we had $-0- outstanding under the Credit Facility.  At March 31, 2013, the interest rate on the asset based revolver component of the Credit Facility was 3.20%.  As of March 31, 2013, we had approximately $13,965 of borrowing capacity under the terms of the revolver agreement, including outstanding letters of credit.  At March 31, 2013, we had no outstanding letters of credit related to this facility.

7.	SHAREHOLDERS’ EQUITY

a. Treasury Stock

At March 31, 2013 and December 31, 2012, we had 1,372,757 shares of treasury stock outstanding, valued at $7,658.

b. Stock Options

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

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”).  Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date.  All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date.  Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options issued to employees. As of March 31, 2013, there were 2,166,356 stock options outstanding under the LTIP.

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

On December 30, 2010, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, options to purchase shares of common stock under the LTIP as follows: (i) 50,000 shares at $6.42, vesting in annual increments of 12,500 shares over a four-year period commencing December 30, 2011; (ii) 250,000 shares at $6.42, vesting in annual increments of 62,500 shares over a four-year period commencing December 30, 2011; (iii) 200,000 shares at $10.00, with vesting to begin on the date the stock reaches a closing price of $10.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date; and (iv) 200,000 shares at $15.00, with vesting to begin on the date the stock reaches a closing price of $15.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date.  All such options in items (i) and (ii) shall expire on December 30, 2017.  All such options in items (iii) and (iv) shall expire as of the later of December 30, 2017 or five years after the initial vesting commences, but in no event later than December 30, 2020.  The options set forth in items (ii), (iii) and (iv) were subject to shareholder approval of an amendment to the LTIP, which approval was obtained on June 7, 2011.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the LTIP.  The option vests in annual increments of 12,500 shares over a four-year period commencing December 30, 2011.  The option expires on December 30, 2017.

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $190 and $264 for the three-month periods ended March 31, 2013 and April 1, 2012, respectively.  As of March 31, 2013, there was $1,060 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 2.32 years.

We use the Black-Scholes option-pricing model to estimate the fair value of non-market performance stock-based awards.  The following weighted average assumptions were used to value non-market performance stock options granted during the three-month periods ended March 31, 2013 and April 1, 2012.

	Three-Month Periods Ended
	March 31, 2013	April 1, 2012

Risk-free interest rate	0.65%	0.66%
Volatility factor	63.17%	62.93%
Dividends	0.00%	0.00%
Weighted average expected life (years)	4.03	3.91

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards.  There were no market performance stock options granted during the three-months ended March 31, 2013 and April 1, 2012.

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

Stock option activity for the first three months of 2013 is summarized as:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Shares under option at January 1, 2013	2,211,488	$7.47
Options granted	114,000	3.39
Options exercised	(3,000)	3.91
Options forfeited	(25,132)	4.40
Options expired	(33,000)	11.87
Shares under option at March 31, 2013	2,264,356	$7.23	4.73	$475

Vested and expected to vest as of March 31, 2013	2,055,554	$7.49	4.63	$390
Options exercisable at March 31, 2013	1,045,897	$7.31	3.29	$110

The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month period ended March 31, 2013 was $1.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options.  We did not record any excess tax benefits in the first three months of 2013 and 2012.  Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 31, 2013 and April 1, 2012 was $12 and $99, respectively.

c. Restricted Stock Awards

No restricted stock was awarded during the three-month periods ended March 31, 2013 and April 1, 2012. No expense was incurred related to restricted stock awards in the current quarter and $1 of expense was recognized in the three-month period ended April 1, 2012. There is no unrecognized compensation cost related to restricted stock awards as of March 31, 2013.

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

For the three-month periods ended March 31, 2013 and April 1, 2012, we recorded $98 and $102, respectively, in income tax expense.  The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods.  The remaining expense in 2013 was primarily due to the income reported for our China operations during the period.

Our effective consolidated tax rates for the three-month periods ended March 31, 2013 and April 1, 2012 were:

	Three-Month Periods Ended
	March 31, 2013	April 1, 2012
Income (loss) from continuing operations before Incomes Taxes (a)	$262	$(1,340)

Total Income Tax Provision (b)	$98	$91

Effective Tax Rate (b/a)	37.4%	6.8%

The overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses.  We have substantial net operating loss carryforwards which offset taxable income in the United States.  However, we remain subject to the alternative minimum tax in the United States.  The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income.  We incurred $12 in alternative minimum tax for the three months ended March 31, 2013. The alternative minimum tax did not have an impact on income taxes determined for the three-month period ended April 1, 2012.  The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset.  Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.

As of December 31, 2012, we had foreign and domestic net operating loss carryforwards totaling approximately $58,030 available to reduce future taxable income. Foreign loss carryforwards of approximately $12,390 can be carried forward indefinitely. The domestic net operating loss carryforwards of $48,549 expire from 2019 through 2032.  The domestic net operating loss carryforwards include approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

We have adopted FASB’s guidance for the accounting for uncertainty in income taxes.  As a result of the implementation of this guidance, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to retained earnings.

Our unrecognized tax benefits related to uncertain tax positions at March 31, 2013 relate to Federal and various state jurisdictions.  The following table summarizes the activity related to our unrecognized tax benefits:

Three-Month Periods Ended
	March 31, 2013	April 1, 2012
Balance at beginning of the period	$7,508	$6,779
Increases related to current year tax positions	-	-
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Expiration of statute of limitations for assessment of taxes	-	-
Settlements	-	-
Balance at end of the period	$7,508	$6,779

The total unrecognized tax benefit balance at March 31, 2013 is comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance.  As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on the effective tax rate.

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

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions.  We are routinely subject to examination by taxing authorities in these various jurisdictions.  Our U.S. tax matters for the years 2000 through 2012 remain subject to examination by the Internal Revenue Service (“IRS”) due to our net operating loss carryforwards.   Our U.S. tax matters for the years 2000 through 2012 remain subject to examination by various state and local tax jurisdictions due to our net operating loss carryforwards.  Our tax matters for the years 2007 through 2012 remain subject to examination by the respective foreign tax jurisdiction authorities.  The IRS has completed the examination of our 2009 U.S. federal income tax return, with no resulting material effect to our financial position or results of operations.

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

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period.  The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method.  For the three-month periods ended March 31, 2013 and April 1, 2012, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Three-Month Period Ended
	March 31, 2013	April 1, 2012
Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	170	(1,431)
Effect of Dilutive Securities	-	-
Net Income (Loss) from continuing operations attributable to Ultralife common shareholders - Adjusted (b)	$170	$(1,431)

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$264	$(71)
Effect of Dilutive Securities	-	-
Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders - Adjusted (d)	$264	$(71)
Average Common Shares Outstanding –
Basic (e)	17,457,000	17,358,000
Effect of Dilutive Securities:
Stock Options / Warrants	21,000	-
Average Common Shares Outstanding –
Diluted (f)	17,478,000	17,358,000

EPS – Basic (a/e) - continuing operations	$0.01	$(0.08)
EPS – Basic (c/e) - discontinued operations	$0.02	$(0.01)
EPS – Diluted (b/f) - continuing operations	$0.01	$(0.08)
EPS – Diluted (d/f) - discontinued operations	$0.02	$(0.01)

There were  2,055,606 and 2,337,528 outstanding stock options for the three-month periods ended March 31, 2013 and April 1, 2012, respectively, that were not included in EPS as the effect would be anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of March 31, 2013, we have made commitments to purchase approximately $453 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations.  Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period.  In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.  Changes in our product warranty liability during the first three months of 2013 were as follows:

Balance at December 31, 2012	$607
Accruals for warranties issued	53
Settlements made	(16)
Balance at March 31, 2013	$644

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business.  We believe that the final disposition of such matters, other than the matters described below, will not have a material adverse effect on our financial position, results of operations or cash flows.

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

9-Volt Battery Litigation

In July 2010, we were served with a summons and complaint filed in Japan by one of our 9-volt battery customers. The complaint alleged damages associated with claims of breach of warranty in an amount of approximately $1,100. A trial was held on May 25, 2012, in Japan before a panel of three judges, after which the parties agreed to settle the matter for approximately $125, which has been reflected in our cost of products sold in the second quarter of 2012.  The terms of the settlement agreement include no legal liability on our part and the plaintiff abandoning all other claims against us.

Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen (“Modeen”) in the State of New York Supreme Court, County of Wayne (Index No. 73379).  In our Complaint, we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We allege that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen has breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants have answered the allegations set forth in the Complaint, without asserting any counterclaims.

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

On December 21, 2011, we and our officers, directors and employee named in Arista’s Complaint filed a motion to dismiss Arista’s Complaint against our officers, directors and employee as Arista’s Complaint fails to state any cause of action against any of them and to dismiss the claim of fraud against our officers, directors and employee.  Subsequently, Arista filed an Amended Complaint alleging essentially the same causes of action but adding additional factual allegations against us and our officers, directors and employee.  In addition, Arista filed a motion to disqualify our outside legal counsel representing us and our officers, directors and employee in both Arista’s Complaint and our Complaint against Arista.  In response, we and our officers, directors and employee filed a new motion to dismiss Arista’s Complaint against us in its entirety and seeking dismissal of the fraud claim against us.  Arista’s motion to disqualify our outside legal counsel was denied on February 10, 2012.  On March 9, 2012, the Court issued its decision on our motion to dismiss, granting the motion to the extent of dismissing some claims against us, but denying the motion to dismiss the individuals from the lawsuit at this preliminary stage.  On April 19, 2012, an Answer was filed on behalf of us, our officers, directors and employee. Discovery has commenced with respect to the Arista litigation and is ongoing.

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

On February 16, 2012, our senior management, as authorized by our Board of Directors, decided to divest our RedBlack Communications business, which previously was reported in the Communications Systems segment.  See Note 2 in these Notes to Condensed Consolidated Financial Statements for additional information.

During the fourth quarter of 2012, we elected not to renew the lease for our U.K. manufacturing facility which expired on March 24, 2013, and to relocate our sales and services operations to a smaller facility.   As a result of this decision, we were required to restore the facility back to its original condition per a previous contractual commitment. This facility previously served our Battery and Energy Segments business. A portion of these costs were classified as a discontinued operation in the fourth quarter of 2012. See Note 2 in these Notes to Consolidated Financial Statements for additional information.

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

The components of segment performance were as follows:

Three-Month Period Ended March 31, 2013
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$13,053	$7,966	$-	$-	$21,019
Segment contribution	3,100	3,279	-	(6,004)	375
Interest expense, net				(88)	(88)
Miscellaneous				(25)	(25)
Income taxes-current				(38)	(38)
Income taxes-deferred				(60)	(60)
Gain from discontinued operations			264		264
Noncontrolling interest				6	6
Net income attributable to Ultralife					$434
Total assets	$47,742	$32,645	$-	$11,855	$92,242

Three-Month Period Ended April 1, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$20,082	$7,419	$-	$-	$27,501
Segment contribution	3,943	2,650	-	(7,882)	(1,289)
Interest expense, net				(103)	(103)
Miscellaneous				52	52
Income taxes-current				(79)	(79)
Income taxes-deferred				(12)	(12)
Loss from discontinued operations			(71)		(71)
Noncontrolling interest				-	-
Net loss attributable to Ultralife					$(1,502)
Total assets	$51,597	$30,524	$3,125	$9,418	$94,664

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments.  The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at March 31, 2013 and December 31, 2012.  The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments.

13.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and  machinery and equipment at our facility in China.  The fire occurred after business hours and was fully extinguished quickly with no injuries, and the plant was back in full operation shortly thereafter with no significant disruption in supply or service to customers.

The total amount of the loss pertaining to assets and the related expenses was approximately $1,589.  The majority of our insurance claim is related to the recovery of damaged inventory.  In June 2012, we received approximately $1,017 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized.  Subsequent to the end of the quarter, we have received $269 as a further payment on this claim, with no gain or loss recognized.  As of March 31, 2013, we reflect a receivable from the insurance company relating to this claim of $434, which is net of our deductible of approximately $132, and represents additional proceeds to be received.  The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Consolidated Statements of Comprehensive Income.

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 states that the cumulative translation adjustment is released into net income when a reporting entity ceases to have a controlling interest in a subsidiary that is controlled by a consolidated foreign entity. Further, this update states that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, regardless of any retained investment, and events that result in an acquirer obtaining control through a step acquisition. ASU 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. We do not believe that adoption of this standard will have a material impact on our consolidated results of operations and financial condition.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component as well as presentation, either on the face of the financial statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. Adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers, reduced U.S. defense spending, including the uncertainty with government budget approvals, general domestic and global economic conditions, future demand for our products and services, the successful commercialization of our products, our resources being overwhelmed by our growth prospects, residual effects of negative news related to our industries, government and environmental regulations, business disruptions, including those caused by fires, the impairment of our intangible assets, the unique risks associated with our Chinese operations, loss of top management, the process of U.S. defense procurement, finalization of non-bid government contracts, raw material supplies, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein.  When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.  For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Undue reliance should not be placed on our forward-looking statements.  Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2012.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such we report segment performance at the gross profit level and operating expenses as Corporate charges.  (See Note 11 in the Notes to Consolidated Financial Statements)

We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.

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

In connection with the exit activities described above, we recorded total restructuring charges of approximately $2,924 in 2011.  The restructuring charges include approximately $703 of employee-related costs, including termination benefits, approximately $250 of lease termination costs, approximately $941 of inventory and fixed asset write-downs and approximately $1,030 of other associated costs.  The cash component of the aggregate total restructuring charges was approximately $1,984.  Subsequent to the completion of our exit activities, adjustments have been made to estimates of certain reserves and accruals that existed at that time.  These adjustments amount to $257 and were due to the difference in our actual experience compared to our expectations as of the completion of our exit activities.

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012.  As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offered limited opportunities to achieve the operating thresholds of our new business model.  On September 28, 2012, we entered into and closed a Stock Purchase Agreement to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc (the “Agreement”).  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, there will be a customary post-closing working capital adjustment to the purchase price.  The Agreement contains customary representations and warranties that will survive for a period of two or three years.  The Agreement also contains customary indemnification for breaches of the representations and warranties identified in the Agreement.  Pursuant to the Agreement, we are prohibited from engaging or participating with any current customer of RedBlack in any business, directly or indirectly, that competes with the business conducted by RedBlack for two years.  We are also prohibited from hiring, soliciting, or recruiting any current employee, independent contractor, or consultant of BCF Solutions, Inc. or RedBlack for two years.  Commencing with the first quarter of 2012, the results of the RedBlack operations and related divestiture costs will be reported as a disputed operation.

During the fourth quarter of 2012, we elected not to renew the lease for our U.K. manufacturing facility which expired on March 24, 2013, and relocated our sales and services operations to a smaller facility.  As a result of this decision, we were required to restore the facility back to its original condition pursuant to the terms of the U.K. Facility Lease.  In the fourth quarter of 2012, we recorded approximately $950 related to this requirement of which $200 was recorded as general & administrative expenses and $750 was recorded as discontinued operations.  This liability was settled in the first quarter of 2013 resulting in a gain to discontinued operations of $241.  We expect to realize net savings of approximately $500 on an annualized basis beginning in the second quarter of 2013 due to this election.

Overview

Consolidated revenues of $21,019 for the three-month period ended March 31, 2013, decreased by $6,482, or 23.6%, from $27,501 during the three-month period ended April 1, 2012, primarily due to the continued slowdown in the US government and defense order rate for rechargeable and non-rechargeable batteries and charger systems, slightly offset by the fulfillment of large orders for amplifiers from international defense customers and continued demand for amplifiers from the U.S. government.

Gross profit for the three-month period ended March 31, 2013 was $6,379, or 30.3% of revenues, compared to $6,593, or 24.0% of revenues, for the same quarter a year ago.  The 630 basis points improvement is due primarily to significant improvements in overall productivity, resulting in the elimination of most manufacturing variances experienced in the first quarter of 2012, as well as, increased margin resulting from the higher volume of amplifier production and shipments.

Operating expenses decreased to $6,004 during the three-month period ended March 31, 2013, compared to $7,882 during the three-month period ended April 1, 2012, resulting primarily from continued actions to reduce general and administrative expenses, focused spending in the development of new products and lower overall sales commissions and selling expense.

The combination of higher gross margin and essentially flat operating expenses as a percentage of revenue resulted in a $1,664 improvement in operating income of $375 for the three-month period ended March 31, 2013, compared to an operating loss of $1,289 for the three-month period ended April 1, 2012.

Net income from continuing operations was $164, or $0.01 per share, for the three-month period ended March 31, 2013, compared to a net loss of $1,431, or $0.08 per share, for the three-month period ended April 1, 2012.  Net income from discontinued operations was $264, or $0.02 per share, for the three-month period ended March 31, 2013 versus a net loss of $71, or $0.01 per share, for the three-month period ended April 1, 2012.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $1,477 in the first quarter of 2013 compared to $65 for the first quarter of 2012.  See the section “Adjusted EBITDA from continuing operations” beginning on page 29 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents, including restricted cash, of $8,908, a $4,601 improvement over the cash position of $4,307 as of the first quarter of 2012.  The increase in cash and cash equivalents from the first quarter of 2012 is primarily attributable to our financial performance and cash generated from our Lean initiatives, including reductions in inventory.  Cash and cash equivalents, including restricted cash, as of March 31, 2013 declined by $1,170 from $10,078 as of December 31, 2012. The decrease in cash and cash equivalents from December 31, 2012 is primarily attributable to our cash outflows related to our settlement of the U.K. Lease Facility.

Outlook

The company reiterates its outlook for 2013 and continues to expect low-to-mid-single digit revenue growth reflecting strong growth in Communications Systems sales and modest gains in the Battery & Energy Products business, despite continued constraints on U.S. government spending.  Based on this outlook for revenue growth, ongoing productivity improvements and plans to continue prudently investing in new product development, management expects to increase operating profitability for the year and to generate a mid-single digit operating margin.

The company cautions that the timing of orders and shipments may cause variability in quarterly results.

Results of Operations

Three-month periods ended March 31, 2013 and April 1, 2012

Revenues.  Consolidated revenues for the three-month period ended March 31, 2013 amounted to $21,019, a decrease of $6,482, or 23.6%, from the $27,501 reported for the three-month period ended April 1, 2012.

Battery & Energy Products sales decreased $7,029, or 35.0%, from $20,082 for the three-month period ended April 1, 2012 to $13,053 for the three-month period ended March 31, 2013.  Revenues for Battery & Energy Products decreased primarily due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries and charger systems and lower sales of 9 volt batteries resulting from the selloff of the remaining legacy products in the first quarter of 2012 with the introduction of the new battery design.

Communications Systems revenues increased $547, or 7.4%, from $7,419 during the three-month period ended April 1, 2012 to $7,966 for the three-month period ended March 31, 2013, reflecting the fulfillment of large orders for amplifiers from international defense customers and continued demand for amplifiers from the U.S. government.

Cost of Products Sold.  Cost of products sold totaled $14,640 for the quarter ended March 31, 2013, a decrease of $6,268, or 30.0%, from the $20,908 reported for the same three-month period a year ago.  Consolidated cost of products sold as a percentage of total revenue decreased from 76.0% for the three-month period ended April 1, 2012 to 69.7% for the three-month period ended March 31, 2013.  Correspondingly, consolidated gross margin was 30.3% for the three-month period ended March 31, 2013, compared with 24.0% for the three-month period ended April 1, 2012, reflecting productivity gains in both businesses, a higher mix of Communications Systems sales and certain property tax credits related to prior years.

In our Battery & Energy Products segment, the cost of products sold decreased $6,186, from $16,139 during the three-month period ended April 1, 2012 to $9,953 during the three-month period ended March 31, 2013.  Battery & Energy Products’ gross profit for the first quarter of 2013 was $3,100, or 23.7% of revenues, a decrease of $843 from gross profit of $3,943, or 19.6% of revenues, for the first quarter of 2012.  Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended March 31, 2013 by 410 basis points, reflecting significant improvements in the overall productivity resulting with the elimination of most labor and material manufacturing variances, and to a lesser extent, the receipt of certain tax refunds relating to prior years.

In our Communications Systems segment, the cost of products sold decreased by $82 or 1.7% from $4,769 during the three-month period ended April 1, 2012 to $4,687 during the three-month period ended March 31, 2013.  Communications Systems’ gross profit for the first quarter of 2013 was $3,279, or 41.2% of revenues, an increase of $629 from gross profit of $2,650, or 35.7% of revenues, for the first quarter of 2012.  The 550 basis points increase in gross margin as a percentage of revenue during 2013 is primarily due to higher manufacturing volumes and shipments of amplifiers, as well as, continued productivity improvements in line with our Lean initiatives.

Operating Expenses.  Total operating expenses for the three-month period ended March 31, 2013 totaled $6,004, a decrease of $1,878 or 23.8% from the $7,882 recorded during the three-month period ended April 1, 2012, resulting primarily from continued actions to reduce general and administrative expenses,  and focused spending in the development of new products.

Overall, operating expenses as a percentage of revenues was essentially flat at 28.6% during the three-month period ended March 31, 2013 when compared to 28.7% in the three-month period ended April 1, 2012.  Amortization expense associated with intangible assets related to our acquisitions was $101 for the first quarter of 2013 ($45 in selling, general and administrative expenses and $56 in research and development costs), compared with $125 for the first quarter of 2012 ($60 in selling, general, and administrative expenses and $65 in research and development costs).  Research and development costs were $1,369 for the three-month period ended March 31, 2013, a decrease of $770, or 36.0%, from $2,139 for the three-month ended April 1, 2012, as we focused our spending on the development of new products with the highest estimated return on investment.  Selling, general, and administrative expenses decreased $1,108, or 19.3%, to $4,635 during the first quarter of 2013 from $5,743 during the first quarter of 2012, reflecting continued actions to reduce discretionary general and administrative expenses and lower sales commissions earned.

Other Income (Expense).  Other income (expense) totaled $(113) for the three-month period ended March 31, 2013 compared to $(51) for the three-month period ended April 1, 2012.  Interest expense, net of interest income, decreased $15, to $88 for the first quarter of 2013 from $103 for the comparable period in 2012, as a result of lower average borrowings under our revolving credit facilities.  Miscellaneous income (expense) amounted to $(25) for the first quarter of 2013 compared with income of $52 for the first quarter of 2012, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We reflected a tax provision of $98 for the first quarter of 2013 compared with a tax provision of $91 for the first quarter of 2012.  The effective consolidated tax rate for the three-month periods ended March 31, 2013 and April 1, 2012 was:

	Three-Month Periods Ended
	March 31, 2013	April 1, 2012
Income before Incomes Taxes (a)	$262	$(1,340)

Total Income Tax Provision (b)	$98	$91

Effective Tax Rate (b/a)	37.4%	6.8%

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

Discontinued Operations.  Income from discontinued operations, net of tax, totaled $264 for the first quarter of 2013, compared to a loss of $71 for the first quarter of 2012.  The income realized in the first quarter of 2013 was primarily related to the final settlement of the obligation to return the company’s former UK facility back to its original condition per a previous contractual commitment. The first quarter of 2012 loss includes operating results and costs related to our previously announced divestiture of our RedBlack Communication business and our exit from the Energy Services business which was completed in the second quarter of 2011.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife.  Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $434 and $0.02, respectively, for the three months ended March 31, 2013, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $1,502 and $0.09, respectively, for the three months ended April 1, 2012.  Average common shares outstanding used to compute diluted earnings per share increased from 17,358,000 in the first quarter of 2012 to 17,478,000 in the first quarter of 2013, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

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

•
although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting our Energy Services and certain of our U.K. businesses and divesting our RedBlack Communications business; and

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally.  Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-Month Periods Ended
	March 31,	April 1,
	2013	2012

Net income (loss) attributable to Ultralife	$434	$(1,502)
Add: interest expense, net	88	103
Add: income tax provision	98	91
Add: depreciation expense	830	836
Add: amortization expense	101	125
Add: stock-based compensation expense	190	341
Add (Less): loss (gain) from discontinued operations	(264)	71

Adjusted EBITDA	$1,477	$65

Liquidity and Capital Resources

The following cash flow information is being presented net of continuing and discontinued operations.

As of March 31, 2013, cash and cash equivalents totaled $8,486, a decrease of $1,170 from the beginning of the year.  During the three-month period ended March 31, 2013, we used $701 of cash in operating activities as compared to using $1,200 of cash for the three-month period ended April 1, 2012.  The use of cash from operating activities in 2013 resulted mainly from our net income of $434 offset by the use of $1,191 of cash for working capital. The use of cash resulted primarily from the decrease in our accounts payable from the end of the year, including our payout in connection with our U.K. Facility Lease, and the increase in long term receivables, offset by decreases in our accounts receivable and inventory.

We used $332 in cash for investing activities during the first three months of 2013 compared with $209 in cash used for investing activities in the same period in 2012.  In the first three months of 2013, we spent $332 to purchase plant, property and equipment compared to $209 for the first three months of 2012.

During the three-month period ended March 31, 2013, we generated $12 in funds from financing activities compared to the generation of $118 in funds in the same period of 2012.  The financing activities in the first three months of 2013 included a $12 inflow from stock option exercises.  The financing activities in the first three months of 2012 included a $19 inflow from borrowings on the revolver portion of our primary credit facility, and an inflow of $99 from stock option exercises.

Inventory turnover for the first three months of 2013 was an annualized rate of approximately 2.0 turns per year as compared with 3.0 turns for the first three months of 2012.  The decrease in this metric is due mainly to lower sales period over period. This decrease was partially offset by a reclassification of a liability of approximately $1,900 to an inventory reserve as it was determined in the quarter that the deferral of revenue related to specific inventory would not be realized.

As of March 31, 2013, we had made commitments to purchase approximately $453 of production machinery and equipment, which we expect to fund through operating cash flows or the use of debt.

Debt Commitments

We have entered into a senior secured asset based revolving credit facility (the “Credit Facility”) of up to $20,000, with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”).  The proceeds from the Credit Facility can be used for general working capital purposes, general corporate purposes, and letter of credit foreign exchange support.  The Credit Facility has a maturity date of May 15, 2013, as discussed in greater detail below (the “Maturity Date”).  The Credit Facility is secured by substantially all of our assets.

Our available borrowing under the Credit Facility fluctuates from time to time based upon the amounts of eligible accounts receivable and eligible inventory.  Available borrowings under the Credit Facility, as amended by the amendments described below, equals the lesser of (1) $20,000 or (2) 85% of eligible accounts receivable plus the lesser of (a) up to 70% of the book value of our eligible inventory or (b) 85% of the appraised net orderly liquidation value of our eligible inventory.  The borrowing base under the Credit Facility is further reduced by (1) the face amount of any letters of credit outstanding, (2) any liabilities of ours under hedging contracts with RBS and (3) the value of any reserves as deemed appropriate by RBS.  We are required to have at least $3,000 available under the Credit Facility at all times.

On January 19, 2011, we entered in a First Amendment to Credit Agreement (the “First Amendment”) with RBS.  The First Amendment amended the Credit Facility as follows:

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

On September 28, 2012, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”) with RBS. The Second Amendment amended the Credit Facility to consent to the sale of the stock of RedBlack and to release any and all liens on RedBlack.

On February 15, 2013, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”) with RBS. The Third Amendment amended the Credit Facility to extend the Maturity Date from February 17, 2013, to May 15, 2013, reduced the maximum amount available under the Credit Facility to $20,000, and reduced the unused line fee to 0.40% per year.

Interest currently accrues on outstanding indebtedness under the Credit Facility at LIBOR plus 3.00%.  We have the ability, in certain circumstances, to fix the interest rate for up to 90 days from the date of borrowing.

As of March 31, 2013, in addition to paying interest on the outstanding principal under the Credit Facility, we were required to pay an unused line fee of 0.40% on the unused portion of the $20,000 Credit Facility.  We must also pay customary letter of credit fees equal to the LIBOR rate and the applicable margin and any other customary fees or expenses of the issuing bank.  Interest that accrues under the Credit Facility is to be paid monthly with all outstanding principal, interest and applicable fees due on the Maturity Date, as extended by the Third Amendment.

We are required to maintain a fixed charge ratio of 1.20 to 1.00 or greater at all times as of and after March 28, 2010.  As of March 31, 2013, our fixed charge ratio was 3.00 to 1.00.  Accordingly, we were in compliance with the financial covenants of the Credit Facility.  All borrowings under the Credit Facility are subject to the satisfaction of customary conditions, including the absence of an event of default and accuracy of our representations and warranties.  The Credit Facility also includes customary representations and warranties, affirmative covenants and events of default.  If an event of default occurs, RBS would be entitled to take various actions, including accelerating the amount due under the Credit Facility, and all actions permitted to be taken by a secured creditor.

As of March 31, 2013, we had $-0- outstanding under the Credit Facility.  At March 31, 2013, the interest rate on the asset based revolver component of the Credit Facility was 3.20%.  As of March 31, 2013, we had approximately $13,965 of borrowing capacity under the terms of the revolver agreement, including outstanding letters of credit.  At March 31, 2013, we had no outstanding letters of credit related to this facility.

Other Matters

Our Credit Facility expires on May 15,  2013. We are currently seeking to enter into a new credit facility with RBS or another lender that will become effective when the Credit Facility matures. We anticipate seeking a new credit facility with availability comparable to our current Credit Facility, but on terms reflecting our improved liquidity position. While we can provide no assurances that we will be able to execute a new credit agreement on terms acceptable to us or at all, we believe that that we will be able to enter into a new credit agreement on favorable terms due primarily to our improved liquidity position.

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

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas.  Not only are these decisions necessary to comply with U.S. generally accepted accounting principles, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance.  All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2012 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2013, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits

Exhibit Index	Description of Document	Incorporated By Reference from:

10.1	The Third Agreement to Credit Agreement, dated February 15, 2013	Exhibit 10.1 of From 8-K filed on February 22, 2013
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Definition Document

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

ULTRALIFE CORPORATION
(Registrant)

Date: May 9, 2013	By:	/s/ Michael D. Popielec
Michael D. Popielec President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Philip A. Fain
Philip A. Fain Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document