Form 10-Q
period 2013-06-30
ULTRALIFE CORP
filed 2013-08-09
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

 or

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

__________________________________________________________________
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

Common stock, $.10 par value – 17,458,977 shares of common stock outstanding, net of 1,372,757 treasury shares, as of August 2, 2013.

ULTRALIFE CORPORATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

ASSETS	(Unaudited) June 30, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$11,158	$9,656
Restricted cash	414	422
Trade accounts receivable (less allowance for doubtful accounts of $305 at June 30, 2013 and $322 at December 31, 2012)	12,401	20,913
Inventories	31,021	30,370
Due from insurance company	438	723
Deferred tax asset - current	157	120
Income taxes receivable	120	28
Prepaid expenses and other current assets	1,468	1,590

Total current assets	57,177	63,822

Property, plant and equipment, net	11,249	12,415

Other assets:
Goodwill	16,391	16,344
Intangible assets, net	4,844	5,039
Security deposits and other long-term assets	1,474	98
	22,709	21,481

Total Assets	$91,135	$97,718

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$-	$-
Accounts payable	9,400	11,357
Income taxes payable	2	2
Deferred tax liability - current	74	-
Other current liabilities	4,900	8,533
Total current liabilities	14,376	19,892

Long-term liabilities:
Deferred tax liability - long-term	4,298	4,160
Other long-term liabilities	195	210
Total long-term liabilities	4,493	4,370

Commitments and contingencies (Note 10)

Shareholders' equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,831,734 at June 30, 2013 and 18,828,734 at December 31, 2012	1,886	1,886
Capital in excess of par value	174,233	173,791
Accumulated other comprehensive loss	(599)	(620)
Accumulated deficit	(95,522)	(93,878)
	79,998	81,179
Less --Treasury stock, at cost -- 1,372,757 shares at June 30, 2013 and 1,372,757 shares at December 31, 2012	7,658	7,658
Total Ultralife equity	72,340	73,521

Noncontrolling interest	(74)	(65)
Total shareholders' equity	72,266	73,456

Total Liabilities and Shareholders' Equity	$91,135	$97,718

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Revenues	$17,279	$18,706	$38,298	$46,207

Cost of products sold	12,757	14,239	27,397	35,147

Gross profit	4,522	4,467	10,901	11,060

Operating expenses:
Research and development (including $55, $65, $111 and $130, respectively, of amortization of intangible assets)	1,669	1,970	3,038	4,109
Selling, general, and administrative (including $43, $60, $88 and $120, respectively, of amortization of intangible assets)	4,727	5,429	9,362	11,172
Total operating expenses	6,396	7,399	12,400	15,281

Operating loss	(1,874)	(2,932)	(1,499)	(4,221)

Other income (expense):
Interest income	12	2	14	3
Interest expense	(43)	(115)	(133)	(219)
Miscellaneous	2	(20)	(23)	32
Loss from continuing operations before income taxes	(1,903)	(3,065)	(1,641)	(4,405)

Income tax provision-current	23	188	61	267
Income tax provision (benefit)-deferred	30	(17)	90	(5)
Total income taxes provision	53	171	151	262

Net loss from continuing operations	(1,956)	(3,236)	(1,792)	(4,667)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(120)	49	144	(22)

Net loss	(2,076)	(3,187)	(1,648)	(4,689)

Net loss attributable to noncontrolling interest	3	20	9	20

Net loss attributable to Ultralife	$(2,073)	$(3,167)	$(1,639)	$(4,669)

Other comprehensive income (loss):
Foreign currency translation adjustments	148	(25)	21	123

Comprehensive loss attributable to Ultralife	$(1,925)	$(3,192)	$(1,618)	$(4,546)

Net income (loss) attributable to Ultralife common shareholders - basic
Continuing operations	$(0.11)	$(0.18)	$(0.10)	$(0.27)
Discontinued operations	$(0.01)	$0.00	$0.01	$(0.00)
Total	$(0.12)	$(0.18)	$(0.09)	$(0.27)

Net income (loss) attributable to Ultralife common shareholders - diluted
Continuing operations	$(0.11)	$(0.18)	$(0.10)	$(0.27)
Discontinued operations	$(0.01)	$0.00	$0.01	$(0.00)
Total	$(0.12)	$(0.18)	$(0.09)	$(0.27)

Weighted average shares outstanding - basic	17,459	17,396	17,458	17,376
Weighted average shares outstanding - diluted	17,459	17,396	17,458	17,376

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Six-Month Periods Ended
	June 30, 2013	July 1, 2012

OPERATING ACTIVITIES
Net loss	$(1,648)	$(4,689)
Loss (income) from discontinued operations, net of tax	(144)	22
Adjustments to reconcile net income (loss) from continuing operations to net cash provided from operating activities:
Depreciation and amortization of financing fees	1,637	1,717
Amortization of intangible assets	199	250
Loss on long-lived asset impairment	56	-
Loss on long-lived asset disposal and write-offs	-	5
Foreign exchange loss (gain)	22	(22)
Non-cash stock-based compensation	430	670
Changes in deferred income taxes	172	(5)
Changes in operating assets and liabilities:
Accounts receivable	8,543	5,190
Inventories	(592)	1,273
Income taxes receivable	(91)	104
Prepaid expenses and other assets	(1,456)	(284)
Due from Insurance Company	299	1,022
Income taxes payable	-	(9)
Accounts payable and other liabilities	(4,384)	(5,536)
Net cash provided from (used in) operating activities from continuing operations	3,043	(292)
Net cash used in operating activities from discontinued operations	(998)	-
Net cash provided from (used in) operating activities	2,045	(292)

INVESTING ACTIVITIES
Purchase of property and equipment	(444)	(1,546)
Change in restricted cash	4	-
Net cash used in investing activities from continuing operations	(440)	(1,546)
Net cash provided from investing activities from discontinued operations	-	-
Net cash used in investing activities	(440)	(1,546)

FINANCING ACTIVITIES
Net change in revolving credit facility	-	357
Proceeds from issuance of common stock	12	115
Net cash provided from financing activities from continuing operations	12	472
Net cash used in financing activities from discontinued operations	-	-
Net cash provided from financing activities	12	472

Effect of exchange rate changes on cash	(115)	62

Change in cash and cash equivalents	1,502	(1,304)

Cash and cash equivalents at beginning of period	9,656	5,320

Cash and cash equivalents at end of period	$11,158	$4,016

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$74	$174
Cash paid for interest	$67	$146

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands – Except Share and Per Share Amounts)
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included.  Results for interim periods should not be considered indicative of results to be expected for a full year.  Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the twelve month period ended December 31, 2012.

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

As a result, the results of presentation herein exclude the discontinued Ultralife Batteries UK, Ltd. operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three and six month periods ending June 30, 2013 and July 1, 2012:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	July1, 2012	June 30, 2013	July1, 2012
Net sales	$-	$-	$-	$-
Gain from discontinued operations	-	-	241	-
Provision for income taxes	-	-	-	-
Gain from discontinued operations, net of tax	-	-	241	-

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

On September 28, 2012 (the “Closing Date”), we entered into and closed a Stock Purchase Agreement (the “Agreement”) to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc.  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, there was a customary post-closing working capital adjustment to the purchase price of $125, partially offset by other adjustments, that resulted in a loss of $118 that was recorded in the second quarter of 2013.

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

As a result, the presentation of results herein excludes the RedBlack operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three and six month periods ended June 30, 2013 and July 1, 2012:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$-	$951	$-	$2,137
Gain (loss) from discontinued operations	(118)	68	(111)	56
Provision for income taxes	-	12	-	23
Gain (loss) from discontinued operations, net of tax	(118)	56	(111)	33

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	June 30, 2013	December 31, 2012
Raw materials	$16,346	$15,023
Work in process	3,470	4,863
Finished goods	11,205	10,484
	$31,021	$30,370

4.	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Land	$123	$123
Buildings and leasehold improvements	7,402	7,381
Machinery and equipment	46,552	46,606
Furniture and fixtures	1,928	1,810
Computer hardware and software	4,198	4,103
Construction in progress	1,138	1,275
	61,341	61,298
Less: Accumulated depreciation	50,092	48,883
	$11,249	$12,415

Depreciation expense for property, plant and equipment was $729 and $1,559 for the three and six month periods ended June 30, 2013, respectively, and $824 and $1,660 for the three and six month periods ended July 1, 2012, respectively.

In the second quarter of 2013, we received a termination notice from the New York State Energy Research and Development Authority (“NYSERDA”) regarding our collaborative agreement to develop and demonstrate a large hybrid grid-connected energy storage system. Pursuant to the terms of the agreement, NYSERDA will reimburse us for certain construction and project research and development costs incurred through the date of termination. Construction costs are reflected in the property, plant and equipment, net line on our Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. Project research and development costs are reflected in the research and development line on our Condensed Consolidated Statements of Comprehensive Income (Loss) the three and six month periods ended June 30, 2013 and July 1, 2012.

We plan to continue this project internally with smaller form batteries which provide greater opportunity and applicability in the markets we serve. However, due to the termination letter and the change in scope of the project, we performed a review of the details of costs capitalized in connection with this project to determine their future use. Those costs without an identifiable future use were written off in the second quarter of 2013 and totaled $56. The remaining capitalized costs were subjected to an impairment test based upon forecasted future cash flows, in accordance with current accounting guidance. No impairment was taken on the remaining capitalized costs.

5.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the three month periods ended June 30, 2013 and July 1, 2012:

	Battery & Energy Products	Communications Systems	Discontinued Operations	Total

Balance at December 31, 2011	$4,838	$11,493	$2,025	$18,356

Effect of foreign currency Translations	23	-	-	23

Balance at July 1, 2012	4,861	11,493	2,025	18,379

Sale of RedBlack Communications			(2,025)	(2,025)
Effect of foreign currency Translations	(10)	-	-	(10)

Balance at December 31, 2012	4,851	11,493	-	16,344

Effect of foreign currency translations	47	-	-	47

Balance at June 30, 2013	$4,898	$11,493	$-	$16,391

b. Intangible Assets

The composition of intangible assets was:

	June 30, 2013
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,566	$-	$3,566
Patents and technology	4,505	3,822	683
Customer relationships	4,020	3,469	551
Distributor relationships	388	344	44
Non-compete agreements	218	218	-

Total intangible assets	$12,697	$7,853	$4,844

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,564	$-	$3,564
Patents and technology	4,495	3,702	793
Customer relationships	3,998	3,366	632
Distributor relationships	380	330	50
Non-compete agreements	217	217	-

Total intangible assets	$12,654	$7,615	$5,039

Amortization expense for intangible assets was $98 and $199 for the three and six month periods ended June 30, 2013, respectively, and $125 and $250 for the three and six month periods ended July 1, 2012, respectively.

The change in the cost value of total intangible assets from December 31, 2012 to June 30, 2013 is a result of the effect of foreign currency translations.

c. Long-Term Assets

In the first quarter of this year, we had a sale to a customer of our Communications Systems segment of which $2,031, net of interest, had a payment term of greater than one year. This sale was in order to facilitate this customer’s ability to support a soldier modernization initiative. We expect this receivable to be fully collected within two years. Currently $1,174 is classified as long-term.

6.	DEBT

On May 24, 2013, we entered into a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC”) to establish a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit subfacility (the “Credit Facility”).  The Credit Agreement provides that the Credit Facility may be increased with the PNC’s concurrence to $35 million prior to the last six months of the term and expires on May 24, 2017.  The Credit Facility replaces the our  prior credit facility with RBS Business Capital, a division of RBS Asset Finance, Inc., which expired in accordance with its terms on May 15, 2013, with no debt outstanding.

Our available borrowing under the Credit Facility fluctuates from time to time based on a borrowing base formula equal to the sum of up to 85% of eligible accounts receivable plus the least of (a) up to 65% of the eligible inventory and eligible foreign in-transit inventory, (b) up to 85% of the appraised net orderly liquidation value of eligible inventory and eligible foreign in-transit inventory, and (c) $7.5 million, in each case subject to the definitions in the Credit Agreement and reserves required by PNC.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the alternate base rate, as defined within the Credit Agreement, plus the applicable margin or at the one, two or three month LIBOR rate plus the applicable margin as selected by the Company and listed below.

Quarterly Average Undrawn Borrowing Availability	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Rate Loans
Greater than $8,000,000	1.00%	2.00%
$5,000,000 up to $8,000,000	1.25%	2.25%
Less than $5,000,000	1.50%	2.50%

We must pay a fee on its unused availability of 0.375% per annum and customary letter of credit fees in addition to various collateral monitoring and related fees and expenses.

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended.  As of June 30, 2013, we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

Any outstanding advances must be repaid upon expiration of the term of the Credit Facility.  Payments must be made during the term to the extent outstanding advances exceed the maximum amount then permitted to be drawn as advances under the Credit Facility and from the proceeds of certain transactions.  Upon the occurrence of an event of default, the outstanding obligations may be accelerated and PNC will have other customary remedies.

As of June 30, 2013, we had $-0- outstanding under the Credit Facility, an applicable interest rate of 2.20%, approximately $13,227 of borrowing capacity in addition to our unrestricted cash on hand of $11,158, and no outstanding letters of credit related to this facility.

7.	SHAREHOLDERS’ EQUITY

a. Treasury Stock

At June 30, 2013 and December 31, 2012, we had 1,372,757 shares of treasury stock valued at $7,658.

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

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”).  Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date.  All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date.  Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options issued to employees. As of June 30, 2013, there were 2,119,538 stock options outstanding under the LTIP.

On December 19, 2005, we granted our former President and Chief Executive Officer, John D. Kavazanjian, an option to purchase 48,000 shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval.  Shareholder approval was obtained on June 8, 2006.  The stock option is fully vested and expired on June 8, 2013.

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

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $200 and $390 for the three and six month periods ended June 30, 2013 and $252 and $516 for the three and six month periods ended July 1, 2012, respectively.  As of June 30, 2013, there was $917 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.65 years.

We use the Black-Scholes option-pricing model to estimate the fair value of non-market performance stock-based awards.  The following weighted average assumptions were used to value non-market performance stock options granted during the six month periods ended June 30, 2013 and July 1, 2012.

	Six Month Periods Ended
	June 30, 2013	July 1, 2012

Risk-free interest rate	0.68%	0.59%
Volatility factor	62.60%	62.88%
Dividends	0.00%	0.00%
Weighted average expected life (years)	4.06	3.91

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards.  There were no market performance stock options granted during the six months ended June 30, 2013 and July 1, 2012.

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

Stock option activity for the first six months of 2013 is summarized as:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Shares under option at January 1, 2013	2,211,488	$7.47
Options granted	153,000	3.49
Options exercised	(3,000)	3.91
Options forfeited	(29,882)	4.26
Options expired	(162,068)	10.87
Shares under option at June 30, 2013	2,169,538	$6.98	4.58	$74

Vested and expected to vest as of June 30, 2013	1,958,735	$7.22	4.53	$56
Options exercisable at June 30, 2013	960,662	$6.72	3.59	$0

The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three month period ended June 30, 2013 was $1.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options.  We did not record any excess tax benefits in the first six months of 2013 and 2012.  Cash received from stock option exercises under our stock-based compensation plans for the six month periods ended June 30, 2013 and July 1, 2012 was $12 and $115, respectively.

c. Restricted Stock Units

On January 29, 2013, we granted 120,000 contingent restricted stock units to our President and Chief Executive Officer, Michael D. Popielec, subject to shareholder approval, which was obtained on June 4, 2013, which vest as follows: (i) 30,000 shares of our common stock will vest on the later of January 1, 2014 or the date when our common stock first reaches a closing price of $4.00 per share for 15 trading days in a 30 trading day period; (ii) 30,000 shares of our common stock will vest on the later of January 1, 2014 or the date when our common stock first reaches a closing price of $5.00 per share for 15 trading days in a 30 trading day period; (iii) 30,000 shares of our common stock will vest on the later of January 1, 2015 or the date when our common stock first reaches a closing price of $4.00 per share for 15 trading days in a 30 trading day period; and (iv) 30,000 shares of our common stock will vest on the later of January 1, 2015 or the date when our common stock first reaches a closing price of $5.00 per share for 15 trading days in a 30 trading day period.

The restricted stock units described in (i) and (iii) had achieved their closing price condition prior to shareholder approval and were valued at the closing price on the date of grant. The restricted stock units described in (ii) and (iv) had not yet achieved their closing price conditions and were valued utilizing a Monte Carlo simulation to determine fair value and the derived service period. The weighted average inputs utilized were:

Six Month Period Ended
June 30, 2013

Risk-free interest rate	0.21%
Volatility factor	59.08%
Dividends	0.00%

The restricted stock units had the following values:

Three Month Period Ended June 30, 2013

Number of shares award	120,000
Weighted average fair value per share	$3.62
Aggregate total value	$434

The activity of restricted stock units for the first six months of 2013 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	0	$0
Granted	120,000	$3.62
Vested	0	0
Forfeited	0	0
Unvested at June 30, 2013	120,000	$3.62

No restricted stock was awarded during the six month period ended July 1, 2012.

Compensation cost recorded in our financial statements related to our restricted stock units and restricted stock awards was $40 and $40 during the three and six month periods ended June 30, 2013, respectively, and $0 and $1 during the three and six month periods ended July 1, 2012, respectively. There is $394 of unrecognized compensation cost related to restricted stock units as of June 30, 2013.

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

For the three and six month periods ended June 30, 2013, we recorded $53 and $151, respectively, in income tax expense.  For the three and six month periods ended July 1, 2012, we recorded $171 and $262, respectively, for income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods.  The remaining expense in 2013 was primarily due to the income reported for our China operations during the period.

Our effective consolidated tax rates for the three and six month periods ended June 30, 2013 and July 1, 2012 were:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Loss from continuing operations before Incomes Taxes (a)	$(1,903)	$(3,065)	$(1,641)	$(4,405)

Total Income Tax Provision (b)	$53	$171	$151	$262

Effective Tax Rate (b/a)	2.8%	5.6%	9.2%	5.9%

The overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses.  We have substantial net operating loss carryforwards which offset taxable income in the United States.  However, we remain subject to the alternative minimum tax in the United States.  The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income.  We incurred $0 and $12 in alternative minimum tax for the three and six months ended June 30, 2013, respectively. The alternative minimum tax did not have an impact on income taxes determined for the three and six month periods ended July 1, 2012.  The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset.  Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.

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

Our unrecognized tax benefits related to uncertain tax positions at June 30, 2013 relate to Federal and various state jurisdictions.  The following table summarizes the activity related to our unrecognized tax benefits:

Six Month Periods Ended
	June 30, 2013	July 1, 2012

Balance at beginning of the period	$7,508	$6,779
Increases related to current year tax positions	-	-
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Expiration of statute of limitations for assessment of taxes	-	-
Settlements	-	-
Balance at end of the period	$7,508	$6,779

The total unrecognized tax benefit balance at June 30, 2013 is comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance.  As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on the effective tax rate.

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

We have determined that changes in ownership, as defined under Internal Revenue Code Section 382, occurred during 2005 and 2006. As such, the domestic net operating loss carryforwards will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500.  The unused portion of the annual limitation can be carried forward to subsequent periods. We believe such limitation will not impact our ability to realize the deferred tax asset.  The use of our U.K. net operating loss carryforwards may be limited due to the change in our U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

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

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period.  The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method.  For the three and six month periods ended June 30, 2013 and July 1, 2012, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net Loss from continuing operations attributable to Ultralife	$(1,953)	$(3,216)	$(1,783)	$(4,647)
Net Loss from continuing operations attributable to participating securities (unvested restricted stock awards) (-0-, -0-, -0- and -0- shares, respectively)	-	-	-	-
Net Loss from continuing operations attributable to Ultralife common shareholders (a)	(1,953)	(3,216)	(1,783)	(4,647)
Effect of Dilutive Securities	-	-	-	-
Net Loss from continuing operations attributable to Ultralife common shareholders - Adjusted (b)	$(1,953)	$(3,216)	$(1,783)	$(4,647)

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$(120)	$49	$144	$(22)
Effect of Dilutive Securities	-	-	-	-
Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders - Adjusted (d)	$(120)	$49	$144	$(22)

Average Common Shares Outstanding – Basic (e)	17,459,000	17,396,000	17,458,000	17,376,000
Effect of Dilutive Securities: Stock Options / Warrants	-	-	-	-
Average Common Shares Outstanding – Diluted (f)	17,459,000	17,396,000	17,458,000	17,376,000

EPS – Basic (a/e) - continuing operations	$(0.11)	$(0.18)	$(0.10)	$(0.27)
EPS – Basic (c/e) - discontinued operations	$(0.01)	$0.00	$0.01	$(0.00)
EPS – Diluted (b/f) - continuing operations	$(0.11)	$(0.18)	$(0.10)	$(0.27)
EPS – Diluted (d/f) - discontinued operations	$(0.01)	$0.00	$0.01	$(0.00)

There were 2,289,538 and 2,363,928 outstanding stock options and awards at June 30, 2013 and July 1, 2012, respectively, that were not included in the three month EPS calculation as the effect would be anti-dilutive.

There were 2,289,538 and 2,363,928 outstanding stock options and awards at June 30, 2013 and July 1, 2012, respectively, that were not included in the six month EPS calculation as the effect would be anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of June 30, 2013, we have made commitments to purchase approximately $461 of production machinery and equipment.

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

Balance at December 31, 2012	$607
Accruals for warranties issued	120
Settlements made	(46)
Balance at June 30, 2013	$681

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

The components of segment performance were as follows:

Three Month Period Ended June 30, 2013
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$14,656	$2,623	$-	$-	$17,279
Segment contribution	3,490	1,032	-	(6,396)	(1,874)
Interest expense, net				(31)	(31)
Miscellaneous				2	2
Income taxes-current				(23)	(23)
Income taxes-deferred				(30)	(30)
Loss from discontinued operations			(120)		(120)
Noncontrolling interest				3	3
Net loss attributable to Ultralife					$(2,073)
Total assets	$44,357	$31,711	$-	$15,067	$91,135

Three Month Period Ended July 1, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$15,523	$3,183	$-	$-	$18,706
Segment contribution	3,763	704	-	(7,399)	(2,932)
Interest expense, net				(113)	(113)
Miscellaneous				(20)	(20)
Income taxes-current				(188)	(188)
Income taxes-deferred				17	17
Income from discontinued operations			49		49
Noncontrolling interest				20	20
Net loss attributable to Ultralife					$(3,167)
Total assets	$51,477	$30,548	$2,759	$8,207	$92,991

Six Month Period Ended June 30, 2013
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$27,709	$10,589	$-	$-	$38,298
Segment contribution	6,590	4,311	-	(12,400)	(1,499)
Interest expense, net				(119)	(119)
Miscellaneous				(23)	(23)
Income taxes-current				(61)	(61)
Income taxes-deferred				(90)	(90)
Gain from discontinued operations			144		144
Noncontrolling interest				9	9
Net loss attributable to Ultralife					$(1,639)
Total assets	$44,357	$31,711	$-	$15,067	$91,135

Six Month Period Ended July 1, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$35,605	$10,602	$-	$-	$46,207
Segment contribution	7,706	3,354	-	(15,281)	(4,221)
Interest expense, net				(216)	(216)
Miscellaneous				32	32
Income taxes-current				(267)	(267)
Income taxes-deferred				5	5
Loss from discontinued operations			(22)		(22)
Noncontrolling interest				20	20
Net loss attributable to Ultralife					$(4,669)
Total assets	$51,477	$30,548	$2,759	$8,207	$92,991

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments.  The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at June 30, 2013 and December 31, 2012.  The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments.

13.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and  machinery and equipment at our facility in China.  The fire occurred after business hours and was fully extinguished quickly with no injuries, and the plant was back in full operation shortly thereafter with no significant disruption in supply or service to customers.

The total amount of the loss pertaining to assets and the related expenses was approximately $1,589.  The majority of our insurance claim is related to the recovery of damaged inventory.  In June 2012, we received approximately $1,017 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized.  In April 2013, we have received $269 as a further payment on this claim, with no gain or loss recognized.  As of June, 2013, we reflect a receivable from the insurance company relating to this claim of $165, which is net of our deductible of approximately $132, and represents additional proceeds to be received.  The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Consolidated Statements of Comprehensive Income.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers, reduced U.S. defense spending, including the uncertainty with government budget approvals, timing delays in receiving orders relating to funded government projects, general domestic and global economic conditions, future demand for our products and services, the successful commercialization of our products, our resources being overwhelmed by our growth prospects, residual effects of negative news related to our industries, government and environmental regulations, business disruptions, including those caused by fires, product liability risks, the impairment of our intangible assets, the unique risks associated with our Chinese operations, loss of top management, the process of U.S. defense procurement, finalization of non-bid government contracts, raw material supplies, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein.  When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.  For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such we report segment performance at the gross profit level and operating expenses as Corporate charges.  (See Note 11 in the Notes to Consolidated Financial Statements)

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012.  As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offered limited opportunities to achieve the operating thresholds of our new business model.  On September 28, 2012, we entered into and closed a Stock Purchase Agreement to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc (the “Agreement”).  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, in the second quarter of 2013 we recorded $125 for a customary post-closing working capital adjustment, which is reflected as a loss from discontinued operations.  The Agreement contains customary representations and warranties that will survive for a period of two or three years.  The Agreement also contains customary indemnification for breaches of the representations and warranties identified in the Agreement.  Pursuant to the Agreement, we are prohibited from engaging or participating with any current customer of RedBlack in any business, directly or indirectly, that competes with the business conducted by RedBlack for two years.  We are also prohibited from hiring, soliciting, or recruiting any current employee, independent contractor, or consultant of BCF Solutions, Inc. or RedBlack for two years. Commencing with the first quarter of 2012, the results of the RedBlack operations and related divestiture costs have been reported as a discontinued operation.

During the fourth quarter of 2012, we elected not to renew the lease for our U.K. manufacturing facility which expired on March 24, 2013, and relocated our sales and services operations to a smaller facility.   As a result of this decision, we were required to restore the facility back to its original condition pursuant to the terms of the U.K. Facility Lease.  In the fourth quarter of 2012, we recorded approximately $950 related to this requirement of which $200 was recorded as general & administrative expenses and $750 was recorded as discontinued operations. This liability was settled in the first quarter of 2013 resulting in a gain from discontinued operations of $241.  We expect to realize net savings of approximately $500 on an annualized basis beginning in the second quarter of 2013 due to this election.

Despite these dispositions, we continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.

In the second quarter of 2013, we received a termination notice from the New York State Energy Research and Development Authority (“NYSERDA”) regarding our collaborative agreement to develop and demonstrate a large hybrid grid-connected energy storage system. Pursuant to the terms of the agreement, NYSERDA will reimburse us for certain construction and project research and development costs incurred through the date of termination. We plan to continue this project internally with smaller form batteries which provide greater opportunity and applicability in the markets we serve. However, due to the termination letter and the change in scope of the project, we performed a review of the details of costs capitalized in connection with this project to determine their future use. Those costs without an identifiable future use were written off in the second quarter of 2013 and totaled $56. The remaining capitalized costs were subjected to an impairment test based upon forecasted future cash flows, in accordance with current accounting guidance. No impairment was taken on the remaining capitalized costs.

Overview

Consolidated revenues of $17,279 for the three month period ended June 30, 2013, decreased by $1,427, or 7.6%, from $18,706 during the three month period ended July 1, 2012, primarily due to lower sales of rechargeable batteries in the Battery & Energy Products segment reflecting the timing of orders from non-US defense and commercial customers, as well as lower sales of Communications Systems products caused by timing delays in the final sign-off and issuance of contracts for large projects now expected to close in the third quarter of 2013.

Gross profit for the three month period ended June 30, 2013 was $4,522, or 26.2% of revenues, compared to $4,467, or 23.9% of revenues for the three month period ended July 1, 2012.  The improvement in gross margin as a percentage of revenue is due primarily to strong product mix and continued productivity improvements in the Communications Systems segment, as well as, the impact in the second quarter of 2012 of a warranty reserve related to the request by a strategically important customer to rework and upgrade certain products.

Operating expenses decreased to $6,396 during the three month period ended June 30, 2013, compared to $7,399 during the three month period ended July 1, 2012, resulting primarily from continued actions to reduce general and administrative expenses and more focused spending in the development of new products.

Despite lower sales, higher gross margin and lower operating expenses resulted in a $1,058 year-over-year improvement to an operating loss of $1,874 for the three month period ended June 30, 2013, compared to an operating loss of $2,932 for the three month period ended July 1, 2012.

Net loss from continuing operations was $1,956, or $0.11 per share, for the three month period ended June 30, 2013, compared to a net loss of $3,236, or $0.18 per share, for the three month period ended July 1, 2012.  Net loss from discontinued operations was $120, or $0.01 per share, for the three month period ended June 30, 2013 versus net income of $49, or $0.00 per share, for the three month period ended July 1, 2012.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $(802) in the second quarter of 2013 compared to $(1,682) for the second quarter of 2012.  See the section “Adjusted EBITDA from continuing operations” beginning on page 32 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents, including restricted cash, of $11,572, a $7,394 improvement over the cash position of $4,178 as of the second quarter of 2012.  The increase in cash and cash equivalents from the second quarter of 2012 is primarily attributable to our financial cost reductions and cash generated from our Lean initiatives, including reductions in inventory.

Outlook

For 2013, although our pending funded project pipelines remain strong, given the slower than expected contracting rate for current U.S. government and defense opportunities, we now expect an overall year-over-year revenue decline in the range of 10% to 12%. Driven by the potential for continued softness in government spending and contracting delays for funded projects, we expect Battery & Energy Products’ revenues to decline in the range of 15% to 20% and Communication Systems’ revenues to be in the flat to low-single digit growth range for the full year. However, with additional second half discretionary spending reductions and ongoing productivity improvements, we still expect to be profitable for the year and to generate a low-single digit operating margin.

Results of Operations

Three month periods ended June 30, 2013 and July 1, 2012

Revenues.  Consolidated revenues for the three month period ended June 30, 2013 amounted to $17,279, a decrease of $1,427, or 7.6%, from the $18,706 reported for the three month period ended July 1, 2012.

Battery & Energy Products sales decreased $867, or 5.6%, from $15,523 for the three month period ended July 1, 2012 to $14,656 for the three month period ended June 30, 2013.  Revenues for Battery & Energy Products decreased primarily due to the timing of orders for rechargeable batteries from non-US defense and commercial customers.  This was partially offset by a 12% increase in 9 Volt battery shipments over the prior year.

Communications Systems revenues decreased $560, or 17.6%, from $3,183 during the three month period ended July 1, 2012 to $2,623 for the three month period ended June 30, 2013, reflecting the timing of the final sign-off and issuance of several funded, high margin contracts for large projects totaling approximately $5,000.  During July, we subsequently received Communications Systems orders approximating $3,000.

Cost of Products Sold.  Cost of products sold totaled $12,757 for the quarter ended June 30, 2013, a decrease of $1,482, or 10.4%, from the $14,239 reported for the same three month period a year ago.  Consolidated cost of products sold as a percentage of total revenue decreased from 76.1% for the three month period ended July 1, 2012 to 73.8% for the three month period ended June 30, 2013.  Correspondingly, consolidated gross margin was 26.2% for the three month period ended June 30, 2013, compared with 23.9% for the three month period ended July 1, 2012, primarily reflecting strong product mix, continued productivity improvements in the Communications Systems segment, as well as, the impact in the second quarter of 2012 of a reserve related to the request by a strategically important customer to rework and upgrade certain products.

In our Battery & Energy Products segment, the cost of products sold decreased $594, from $11,760 during the three month period ended July 1, 2012 to $11,166 during the three month period ended June 30, 2013.  Battery & Energy Products’ gross profit for the second quarter of 2013 was $3,490, or 23.8% of revenues, a decrease of $273 from gross profit of $3,763, or 24.2% of revenues, for the second quarter of 2012.  Battery & Energy Products’ gross margin as a percentage of revenues decreased by 40 basis points for the three month period ended June 30, 2013, reflecting the lower fixed overhead cost absorption associated with lower sales volume.

In our Communications Systems segment, the cost of products sold decreased by $888 from $2,479 during the three month period ended July 1, 2012 to $1,591 during the three month period ended June 30, 2013.  Communications Systems’ gross profit for the second quarter of 2013 was $1,032, or 39.3% of revenues, an increase of $328 from gross profit of $704, or 22.1% of revenues, for the second quarter of 2012.  The increase in gross margin as a percentage of revenue during the second quarter of 2013 by 1,720 basis points is due primarily to strong product mix and continued productivity improvements, as well as, the impact in the second quarter of 2012 of a warranty reserve for approximately $200 related to the request by a strategically important customer to rework and upgrade certain products.

Operating Expenses.  Total operating expenses for the three month period ended June 30, 2013 totaled $6,396, a decrease of $1,003 or 13.6% from $7,399 recorded during the three month period ended July 1, 2012, resulting primarily from continued actions to reduce general and administrative expenses and more focused spending in the development of new products.

Operating expenses as a percentage of revenues were 37.0% during the three month period ended June 30, 2013 as compared to 39.6% in the three month period ended July 1, 2012.  Amortization expense associated with intangible assets related to our acquisitions was $98 for the second quarter of 2013 ($43 in selling, general and administrative expenses and $55 in research and development costs), compared with $125 for the second quarter of 2012 ($60 in selling, general, and administrative expenses and $65 in research and development costs).  Research and development costs were $1,669 for the three month period ended June 30, 2013, a decrease of $301, or 15.3%, from $1,970 for the three month ended July 1, 2012, as we focused our spending on the development of new products with the highest estimated return on investment.  The importance of new products is reflected in the fact that almost 42% of our Battery & Energy Products sales and 32% of our Communications Systems sales during the first six months of 2013 resulted from products introduced over the last three years.  Selling, general, and administrative expenses decreased $702, or 12.9%, to $4,727 during the three month period ending June 30, 2013 from $5,429 during the three month period ended July 1, 2012, reflecting continued actions to reduce discretionary general and administrative expenses to help fund additional revenue producing resources.

Other Income (Expense).  Other income (expense) totaled $(29) for the three month period ended June 30, 2013 compared to $(133) for the three month period ended July 1, 2012.  Interest expense, net of interest income, decreased $82, to $31 for the second quarter of 2013 from $113 for the comparable period in 2012, as a result of lower average borrowings under our revolving credit facilities along with a lower unused line fine associated with our new asset based lending facility with PNC Bank.  Miscellaneous income (expense) amounted to $2 for the second quarter of 2013 compared with expense of $(20) for the second quarter of 2012, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We recorded a tax provision of $53 for the three month period ended June 30, 2013 compared with a tax provision of $171 for the three month period ended July 1, 2012.  The effective consolidated tax rate for the three month periods ended June 30, 2013 and July 1, 2012 was:

	Three Month Periods Ended
	June 30, 2013	July 1, 2012
Loss before Incomes Taxes (a)	$(1,903)	$(3,065)

Total Income Tax Provision (b)	$53	$171

Effective Tax Rate (b/a)	2.8%	5.6%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

We have determined that changes in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, the domestic net operating loss (“NOL”) carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500.  The unused portion of the annual limitation can be carried forward to subsequent periods. Our ability to utilize NOL carryforwards due to successive ownership changes is currently limited to a minimum of approximately $12,000 annually, plus the carryover from unused portions of the annual limitations.  We believe such limitation will not impact our ability to realize the deferred tax asset.

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for the second quarter of 2012 and 2011.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations.  Loss from discontinued operations, net of tax was $120 for the three month period ended June 30, 2013, compared to income of $49 for the three month period ended July 1, 2012.  The second quarter of 2013 loss resulted mainly from the final post-closing working capital adjustment to the RedBlack Communications business purchase price.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Loss Attributable to Ultralife.  Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $2,073 and $0.12, respectively, for the three months ended June 30, 2013, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $3,167 and $0.18, respectively, for the three months ended July 1, 2012.  Average common shares outstanding used to compute diluted earnings per share increased from 17,396,000 in the second quarter of 2012 to 17,459,000 in the second quarter of 2013, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

Six month periods ended June 30, 2013 and July 1, 2012

Revenues.  Consolidated revenues for the six month period ended June 30, 2013 amounted to $38,298, a decrease of $7,909, or 17.1%, from $46,207 for the six month period ended July 1, 2012.

Battery & Energy Products sales decreased $7,896, or 22.2%, from $35,605 during the six month period ended July 1, 2012 to $27,709 for the six month period ended June 30, 2013. Revenues for Battery & Energy Products decreased primarily due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries and charger systems and lower sales of 9 Volt batteries resulting from the selloff of the remaining legacy products in the first quarter of 2012 with the introduction of the new battery design.

Communications Systems revenues decreased $13, or 0.1%, from $10,602 during the six month period ended July 1, 2012 to $10,589 during the six month period ended June 30, 2013.  The year-over-year comparison reflects the fulfillment of large orders for amplifiers from international defense customers and continued demand for amplifiers from the U.S. government in 2013, offset by timing delays in the second quarter of 2013 of the final sign-off and issuance of several contracts for large, funded, high margin projects.

Cost of Products Sold.  Cost of products sold totaled $27,397 for the six month period ended June 30, 2013, a decrease of $7,750, or 22.1%, from the $35,147 reported for the same six month period a year ago.  Consolidated cost of products sold as a percentage of total revenue decreased from 76.1% for the six month period ended July 1, 2012 to 71.5% for the six month period ended June 30, 2013.  Correspondingly, consolidated gross margin was 28.5% for the six month period ended June 30, 2013, compared with 23.9% for the six month period ended July 1, 2012, primarily reflecting productivity gains in both businesses, a higher mix of Communications Systems sales and certain property tax credits related to prior years.

In our Battery & Energy Products segment, the cost of products sold decreased $6,780, or 24.3%, from $27,899 during the six month period ended July 1, 2012 to $21,119 during the six month period ended June 30, 2012.  Battery & Energy Products’ gross profit for the first six months of 2013 was $6,590, or 23.8% of revenues, as compared to gross profit of $7,706, or 21.6% of revenues, for the first six months of 2012.  Battery & Energy Products’ gross margin increased by 220 basis points for the six month period ended June 30, 2013, reflecting significant improvements in the overall productivity resulting from the elimination of most labor and material manufacturing variances, and, to a lesser extent, the receipt of certain property tax refunds relating to prior years.

In our Communications Systems segment, the cost of products sold decreased $970 from $7,248 during the six month period ended July 1, 2012 to $6,278 during the six month period ended June 30, 2013.  Communications Systems’ gross profit for the first six months of 2013 was $4,311, or 40.7% of revenues, an increase of $957 from gross profit of $3,354, or 31.6% of revenues, for the first six months of 2012.  The increase in gross margin as a percentage of revenue during 2013 by 910 basis points is the result of stronger product mix, continued productivity improvements in line with our Lean initiatives, and the impact in the second quarter of 2012 of a reserve for approximately $200 related to the request by a strategically important customer to rework and upgrade certain products.

Operating Expenses.  Total operating expenses for the six month period ended June 30, 2013 totaled $12,400, a decrease of $2,881 or 18.9%, from $15,281 for the six month period ended July 1, 2012, resulting from continued actions to reduce general and administrative expenses, lower sales commissions and focused spending in the development of new products.

Overall, operating expenses as a percentage of revenues decreased to 32.4% during the first six months of 2013 from 33.1% reported in the first six months of 2012.  Amortization expense associated with intangible assets related to our acquisitions was $199 for the first six months of 2013 ($88 in selling, general and administrative expenses and $111 in research and development costs), compared with $250 for the first six months of 2012 ($120 in selling, general, and administrative expenses and $130 in research and development costs).  Research and development costs were $3,038 in the first six months of 2013, a decrease of $1,071 or 26.1%, from $4,109 reported in the first six months of 2012, as we focused our spending on the development of new products with the highest estimated return on investment.  Selling, general, and administrative expenses decreased $1,810, or 16.2%, to $9,362 during the six month period ended June 30, 2013 from $11,172 reported during the six month period ended July 1, 2012, primarily reflecting on-going actions to reduce discretionary general and administrative expenses.

Other Income (Expense).  Other income (expense) totaled $(142) for the first six months of 2013, compared to $(184) for the first six months of 2012.  Interest expense, net of interest income, decreased $97, to $119 for the first six months of 2013 from $216 for the comparable period in 2012, as a result of lower average borrowings under our revolving credit facilities.  Miscellaneous income/expense amounted to expense of $23 for the first six months of 2013 compared with income of $32 for the first six months of 2012, primarily driven by transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We reflected a tax provision of $151 for the six month period ended June 30, 2013 compared with $262 for the six month period ended July 1, 2012.  The expense is primarily due to (a) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods, and (b) the income reported for our China operations during the periods.  The effective consolidated tax rate for the six month periods ended June 30, 2013 and July 1, 2012 was:

	Six Month Periods Ended
	June 30, 2013	July 1, 2012
Loss before Incomes Taxes (a)	$(1,641)	$(4,405)

Total Income Tax Provision (b)	$151	$262

Effective Tax Rate (b/a)	9.2%	5.9%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

We have determined that changes in ownership, as defined under Internal Revenue Code Section 382, occurred in 2005 and 2006. As such, the domestic net operating loss (“NOL”) carryforward will be subject to an annual limitation estimated to be in the range of approximately $12,000 to $14,500.  The unused portion of the annual limitation can be carried forward to subsequent periods. Our ability to utilize NOL carryforwards due to successive ownership changes is currently limited to a minimum of approximately $12,000 annually, plus the carryover from unused portions of the annual limitations.  We believe such limitation will not impact our ability to realize the deferred tax asset.

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for the first six months of 2013 and 2012.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations.  Income from discontinued operations, net of tax, totaled $144 for the six month period ended June 30, 2013, as compared to a loss of $22 for the six month period ended July 1, 2012.  The income realized in the first half of 2013 was primarily related to the final settlement of the obligation to return the company’s former UK facility back to its original condition per a previous contractual commitment, partially offset by the final post-closing working capital adjustment to the RedBlack Communications business purchase price.  The loss in the first half of 2012 includes operating results and costs related to our previously announced divestiture of our RedBlack Communication business.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Loss Attributable to Ultralife.  Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $1,639 and $0.09, respectively, for the six month period ended June 30, 2013, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $4,669 and $0.27, respectively, for the six month period ended July 1, 2012.  Average common shares outstanding used to compute diluted earnings per share increased from 17,376,000 in the first six months of 2012 to 17,458,000 in the first six months of 2013, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

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

•
although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting our Energy Services and certain of our UK businesses and divesting our RedBlack Communications business; and

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally.  Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net loss attributable to Ultralife	$(2,073)	$(3,167)	$(1,639)	$(4,669)
Add: interest expense, net	31	113	119	216
Add: income tax provision	53	171	151	262
Add: depreciation expense	729	824	1,559	1,660
Add: amortization of intangible assets	98	125	199	250
Add: stock-based compensation expense	240	329	430	670
Add (Less): loss (gain) from discontinued operations	120	(49)	(144)	22

Adjusted EBITDA	$(802)	$(1,654)	$675	$(1,589)

Liquidity and Capital Resources

The following cash flow information is being presented net of continuing and discontinued operations.

As of June 30, 2013, cash and cash equivalents totaled $11,158, an increase of $1,502 from the beginning of the year.  During the six month period ended June 30, 2013, we generated $2,045 of cash from operating activities as compared to using $292 of cash for the six month period ended July 1, 2012.  The generation of cash in 2013 resulted primarily from the decrease in our accounts receivable from the end of the year.

We used $440 in cash for investing activities during the first six months of 2013 compared with $1,546 in cash used for investing activities in the same period in 2012, primarily for capital expenditures to improve our operations. The year over year decline represents investments made in 2012 to automate certain production lines in our China facility that did not recur in 2013.

During the six month period ended June 30, 2013, we generated $12 in funds from financing activities compared to the generation of $472 in funds in the same period of 2012.  The financing activities in the first six months of 2013 included a $12 inflow from stock option exercises.  The financing activities in the first six months of 2012 included a $357 inflow from borrowings on the revolver portion of our credit facility, and an inflow of $115 from stock option exercises.

Inventory turnover for the first six months of 2013 was an annualized rate of approximately 2.0 turns per year as compared with 2.6 turns for the first six months of 2012.  The decrease in this metric is due mainly to lower sales period over period resulting primarily from timing delays in closing several large orders for funded projects pertaining to our Communications Systems business which we expected to ship in the second quarter of 2013.

As of June 30, 2013, we had made commitments to purchase approximately $461 of production machinery and equipment, which we expect to fund through operating cash flows.

Debt Commitments

On May 24, 2013, we entered into a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC”) to establish a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit subfacility (the “Credit Facility”).  The Credit Agreement provides that the Credit Facility may be increased with the PNC’s concurrence to $35 million prior to the last six months of the term and expires on May 24, 2017.  The Credit Facility replaces our prior credit facility with RBS Business Capital, a division of RBS Asset Finance, Inc., which expired in accordance with its terms on May 15, 2013, with no debt outstanding.

Our available borrowing under the Credit Facility fluctuates from time to time based on a borrowing base formula equal to the sum of up to 85% of eligible accounts receivable plus the least of (a) up to 65% of the eligible inventory and eligible foreign in-transit inventory, (b) up to 85% of the appraised net orderly liquidation value of eligible inventory and eligible foreign in-transit inventory, and (c) $7.5 million, in each case subject to the definitions in the Credit Agreement and reserves required by PNC.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the alternate base rate, as defined within the Credit Agreement, plus the applicable margin or at the one, two or three month LIBOR rate plus the applicable margin as selected by the Company and listed below.

Quarterly Average Undrawn Borrowing Availability	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Rate Loans

Greater than $8,000,000	1.00%	2.00%
$5,000,000 up to $8,000,000	1.25%	2.25%
Less than $5,000,000	1.50%	2.50%

We must pay a fee on its unused availability of 0.375% per annum and customary letter of credit fees in addition to various collateral monitoring and related fees and expenses.

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended.  As of June 30, 2013, we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

Any outstanding advances must be repaid upon expiration of the term of the Credit Facility.  Payments must be made during the term to the extent outstanding advances exceed the maximum amount then permitted to be drawn as advances under the Credit Facility and from the proceeds of certain transactions.  Upon the occurrence of an event of default, the outstanding obligations may be accelerated and PNC will have other customary remedies.

As of June 20, 2013, we had $-0- outstanding under the Credit Facility, an applicable interest rate of 2.20%, approximately $13,227 of borrowing capacity in addition to our unrestricted cash on hand of $11,158, and no outstanding letters of credit related to this facility.

Other Matters

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

We are currently participating in and providing technical assistance in support of an investigation conducted by a downstream customer and regulatory authorities with regard to a recent fire in an unoccupied and parked Boeing 787 Dreamliner aircraft.

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

During the first six months of 2013, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to provide this information.

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

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 6.     Exhibits

Exhibit Index	Description of Document	Incorporated By Reference from:

10.1	Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated as of May 24, 2013	Filed herewith
10.2†	Retirement and Consulting Agreement, Release and Waiver of All Claims, between Ultralife Corporation and Peter F. Comerford, dated May 28, 2013	Filed herewith
10.3†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Filed herewith
10.4†	Amended and Restated 204 Long-Term Incentive Plan	Appendix B of Form DEF 14A filed on April 22, 2013
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Definition Document

†	Management contract or compensatory plan or arrangement.
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

ULTRALIFE CORPORATION
(Registrant)

Date: August 9, 2013                                                                                 By:   /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013                                                                                 By:   /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

10.1	Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated as of May 24, 2013
10.2	Retirement and Consulting Agreement, Release and Waiver of All Claims, between Ultralife Corporation and Peter F. Comerford, dated May 28, 2013
10.3	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document