Form 10-Q
period 2013-09-29
ULTRALIFE CORP
filed 2013-11-08
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

 or

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

Common stock, $.10 par value – 17,474,249 shares of common stock outstanding, net of 1,372,757 treasury shares, as of November 1, 2013.

ULTRALIFE CORPORATION
INDEX

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 29, 2013 (Unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) - Three month and nine month periods ended September 29, 2013 and September 30, 2012	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine month periods ended September 29, 2013 and September 30, 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 6.	Exhibits	38

Signatures		39

Index to Exhibits		40

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
ASSETS	September 29, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$10,365	$9,656
Restricted cash	420	422
Trade accounts receivable (less allowance for doubtful accountsof $295 at September 29, 2013 and $322 at December 31, 2012)	15,571	20,913
Inventories	27,829	30,370
Due from insurance company	427	723
Deferred tax asset - current	157	120
Income taxes receivable	120	28
Prepaid expenses and other current assets	1,251	1,590

Total current assets	56,140	63,822

Property, plant and equipment, net	10,836	12,415

Other assets:
Goodwill	16,405	16,344
Intangible assets, net	4,745	5,039
Security deposits and other long-term assets	549	98
	21,699	21,481

Total Assets	$88,675	$97,718

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$-	$-
Accounts payable	6,057	11,357
Income taxes payable	2	2
Deferred tax liability - current	75	-
Other current liabilities	4,949	8,533
Total current liabilities	11,083	19,892

Long-term liabilities:
Deferred tax liability - long-term	4,298	4,160
Other long-term liabilities	59	210
Total long-term liabilities	4,357	4,370

Commitments and contingencies (Note 10)

Shareholders' equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,847,006 at September 29, 2013 and 18,828,734 at December 31, 2012	1,888	1,886
Capital in excess of par value	174,541	173,791
Accumulated other comprehensive loss	(567)	(620)
Accumulated deficit	(94,873)	(93,878)
	80,989	81,179
Less --Treasury stock, at cost -- 1,372,757 shares at September 29, 2013 and 1,372,757 shares at December 31, 2012	7,658	7,658
Total Ultralife equity	73,331	73,521

Noncontrolling interest	(96)	(65)
Total shareholders' equity	73,235	73,456

Total Liabilities and Shareholders' Equity	$88,675	$97,718

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Revenues	$20,361	$26,181	$58,659	$72,388

Cost of products sold	14,234	17,962	41,631	53,109

Gross profit	6,127	8,219	17,028	19,279

Operating expenses:
Research and development (including $56, $65, $167 and $195, respectively, of amortization of intangible assets)	1,418	1,596	4,456	5,706
Selling, general, and administrative (including $46, $57, $134 and $177, respectively, of amortization of intangible assets)	4,057	4,869	13,419	16,041
Total operating expenses	5,475	6,465	17,875	21,747

Operating income (loss)	652	1,754	(847)	(2,468)

Other income (expense):
Interest income	13	1	27	4
Interest expense	(66)	(97)	(199)	(316)
Miscellaneous	(8)	(15)	(31)	17
Income (loss) from continuing operations before income taxes	591	1,643	(1,050)	(2,763)

Income tax provision (benefit)-current	(19)	120	42	387
Income tax provision-deferred	3	55	93	50
Total income tax provision (benefit)	(16)	175	135	437

Net income (loss) from continuing operations	607	1,468	(1,185)	(3,200)

Discontinued operations:
Income from discontinued operations, net of tax	15	200	159	178

Net income (loss)	622	1,668	(1,026)	(3,022)

Net loss attributable to noncontrolling interest	22	11	31	31

Net income (loss) attributable to Ultralife	$644	$1,679	$(995)	$(2,991)

Other comprehensive income (loss):
Foreign currency translation adjustments	32	(204)	53	(81)

Comprehensive income (loss) loss attributable to Ultralife	$676	$1,475	$(942)	$(3,072)

Net income (loss) attributable to Ultralife common shareholders - basic
Continuing operations	$0.04	$0.09	$(0.07)	$(0.18)
Discontinued operations	$0.00	$0.01	$0.01	$0.01
Total	$0.04	$0.10	$(0.06)	$(0.17)

Net income (loss) attributable to Ultralife common shareholders - diluted
Continuing operations	$0.04	$0.09	$(0.07)	$(0.18)
Discontinued operations	$0.00	$0.01	$0.01	$0.01
Total	$0.04	$0.10	$(0.06)	$(0.17)

Weighted average shares outstanding - basic	17,467	17,418	17,461	17,390
Weighted average shares outstanding - diluted	17,532	17,418	17,461	17,390

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine Month Periods Ended
	September 29, 2013	September 30, 2012

OPERATING ACTIVITIES
Net loss	$(1,026)	$(3,022)
Income from discontinued operations, net of tax	(159)	(178)
Adjustments to reconcile net loss from continuing operations to net cash provided from operating activities:
Depreciation and amortization of financing fees	2,331	2,566
Amortization of intangible assets	301	372
Loss on long-lived asset impairment	56	13
Loss on long-lived asset disposal and write-offs	-
Foreign exchange loss (gain)	33	(3)
Non-cash stock-based compensation	740	1,001
Changes in deferred income taxes	170	74
Changes in operating assets and liabilities:
Trade accounts receivable	5,380	3,265
Inventories	2,622	1,766
Due from insurance company	315	1,014
Income taxes receivable	(91)	104
Prepaid expenses and other assets	(455)	(39)
Income taxes payable	-	(9)
Accounts payable and other liabilities	(7,818)	(5,020)
Net cash provided from (used in) operating activities from continuing operations	2,399	1,904
Net cash used in operating activities from discontinued operations	(998)	(2,133)
Net cash provided from (used in) operating activities	1,401	(229)

INVESTING ACTIVITIES
Purchase of property and equipment	(736)	(2,011)
Change in restricted cash	(2)	(250)
Net cash used in investing activities from continuing operations	(738)	(2,261)
Net cash provided from investing activities from discontinued operations	182	2,133
Net cash used in investing activities	(556)	(128)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	12	115
Net cash provided from financing activities from continuing operations	12	115
Net cash used in financing activities from discontinued operations	-	-
Net cash provided from financing activities	12	115

Effect of exchange rate changes on cash	(148)	(119)

Change in cash and cash equivalents	709	(361)

Cash and cash equivalents at beginning of period	9,656	5,320

Cash and cash equivalents at end of period	$10,365	$4,959

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$77	$291
Cash paid for interest	$84	$184

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

As a result, the results of presentation herein exclude the discontinued Ultralife Batteries UK, Ltd. operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three and nine month periods ending September 29, 2013 and September 30, 2012:

	Three Month Periods Ended		Nine Month Periods Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$-	$-	$-	$-
Gain from discontinued operations	-	-	241	-
Provision for income taxes	-	-	-	-
Gain from discontinued operations, net of tax	$-	$-	$241	$-

The cost of returning our former UK facility back to its original condition was less than our estimate of the cost made during the fourth quarter of 2012. As a result, we recognized the difference as a gain from discontinued operations during the first quarter of 2013.

RedBlack Communications, Inc.

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012. RedBlack was a wholly-owned subsidiary of ours based in Hollywood, Maryland, that designed, integrated and fielded mobile, modular and fixed site communication and electronic systems.  We determined that RedBlack offered limited opportunities to achieve the operating criteria thresholds of our business model.

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

As a result, the presentation of results herein excludes the RedBlack operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for the three and nine month periods ended September 29, 2013 and September 30, 2012:

	Three Month Periods Ended		Nine Month Periods Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$-	$1,267	$-	$3,404
Gain (loss) from discontinued operations	15	(59)	(96)	(3)
Benefit from income taxes	-	(196)	-	(174)
Gain (loss) from discontinued operations, net of tax	$15	$137	$(96)	$171

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	September 29, 2013	December 31, 2012
Raw materials	$16,458	$15,023
Work in process	3,353	4,863
Finished goods	8,018	10,484
	$27,829	$30,370

4.	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consisted of the following:

	September 29, 2013	December 31, 2012
Land	$123	$123
Buildings and leasehold improvements	7,407	7,381
Machinery and equipment	47,018	46,606
Furniture and fixtures	1,947	1,810
Computer hardware and software	4,209	4,103
Construction in progress	1,389	1,275
	62,093	61,298
Less: Accumulated depreciation	51,257	48,883
	$10,836	$12,415

Depreciation expense for property, plant and equipment was $720 and $2,279 for the three and nine month periods ended September 29, 2013, respectively, and $800 and $2,460 for the three and nine month periods ended September 30, 2012, respectively.

In the second quarter of 2013, we received a termination notice from the New York State Energy Research and Development Authority (“NYSERDA”) regarding our collaborative agreement to develop and demonstrate a large hybrid grid-connected energy storage system. Pursuant to the terms of the agreement, NYSERDA will reimburse us for certain construction and project research and development costs incurred through the date of termination. Construction costs are reflected in the property, plant and equipment, net line on our Condensed Consolidated Balance Sheets as of September 29, 2013 and December 31, 2012. Project research and development costs are reflected in the research and development line on our Condensed Consolidated Statements of Comprehensive Income (Loss) the three and nine month periods ended September 29, 2013 and September 30, 2012.

We plan to continue this project internally with smaller form batteries which provide greater opportunity and applicability in the markets we serve. However, due to the termination of the NYSERDA agreement and the resulting change in scope of the project, we performed a review of the details of costs capitalized in connection with this project to determine their future use. Those costs without an identifiable future use were written off in the second quarter of 2013 and totaled $56. The remaining capitalized costs were subjected to an impairment test based upon forecasted future cash flows, in accordance with current accounting guidance. No impairment was taken on the remaining capitalized costs.

5.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the three month periods ended September 29, 2013 and September 30, 2012:

	Battery & Energy Products	Communications Systems	Discontinued Operations	Total

Balance at December 31, 2011	$4,838	$11,493	$2,025	$18,356

Sale of RedBlack Communications	-	-	(2,025)	(2,025)
Effect of foreign currency Translations	6	-	-	6

Balance at September 30, 2012	4,844	11,493	-	16,337

Effect of foreign currency Translations	7	-	-	7

Balance at December 31, 2012	4,851	11,493	-	16,344

Effect of foreign currency translations	61	-	-	61

Balance at September 29, 2013	$4,912	$11,493	$-	$16,405

b. Intangible Assets

The composition of intangible assets was:

	September 29, 2013
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,567	$-	$3,567
Patents and technology	4,508	3,882	626
Customer relationships	4,027	3,515	512
Distributor relationships	390	350	40
Non-compete agreements	218	218	-

Total intangible assets	$12,710	$7,965	$4,745

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,564	$-	$3,564
Patents and technology	4,495	3,702	793
Customer relationships	3,998	3,366	632
Distributor relationships	380	330	50
Non-compete agreements	217	217	-

Total intangible assets	$12,654	$7,615	$5,039

Amortization expense for intangible assets was $102 and $301 for the three and nine month periods ended September 29, 2013, respectively, and $122 and $372 for the three and nine month periods ended September 30, 2012, respectively.

The change in the cost value of total intangible assets from December 31, 2012 to September 29, 2013 is a result of the effect of foreign currency translations.

In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance for intangible assets other than goodwill, we do not amortize intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment may exist. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being utilized over their weighted-average estimated useful life.

The impairment analysis of an indefinite-lived intangible asset consists first of a review of various qualitative factors of the identified indefinite-lived intangible asset to determine whether it is more likely than not that its fair value exceeds its carrying amount. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the intangible asset as well as financial performance and entity or reporting unit events that may affect the value of the intangible asset. If this review leads to the determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed.

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

Due to the general slowdown in the timing of order processing resulting from the U.S. Government furloughs, shutdown and budget uncertainties, we accelerated our impairment test for our McDowell Communications Systems trademark from October 1, 2013 to September 29, 2013.  Based upon the results of that review, we have determined that there is no impairment of the McDowell Communications Systems trademark.  We will continue to monitor this trademark closely and will update our testing during the fourth quarter.

 c. Long-Term Assets

In the first quarter of this year, we had a sale to a customer of our Communications Systems segment of which $2,031, net of interest, had a payment term of greater than one year. This sale was in order to facilitate this customer’s ability to support a soldier modernization initiative. We expect this receivable to be fully collected within two years. Currently $267 is classified as long-term.

6.	DEBT

On May 24, 2013, we entered into a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC”) to establish a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit subfacility (the “Credit Facility”).  The Credit Agreement provides that the Credit Facility may be increased with the PNC’s concurrence to $35 million prior to the last six months of the term and expires on May 24, 2017.  The Credit Facility replaces the prior credit facility with RBS Business Capital, a division of RBS Asset Finance, Inc., which expired in accordance with its terms on May 15, 2013, with no debt outstanding.

Our available borrowing limit under the Credit Facility fluctuates from time to time based on a borrowing base formula equal to the sum of up to 85% of eligible accounts receivable plus the least of (a) up to 65% of the eligible inventory and eligible foreign in-transit inventory, (b) up to 85% of the appraised net orderly liquidation value of eligible inventory and eligible foreign in-transit inventory, and (c) $7.5 million, in each case subject to the definitions in the Credit Agreement and reserves required by PNC.

Interest is payable quarterly and will accrue on outstanding indebtedness under the Credit Agreement at the alternate base rate, as defined in the Credit Agreement, plus the applicable margin or at the one, two or three month LIBOR rate plus the applicable margin as selected by the Company and listed below.

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

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended.  As of September 29, 2013 we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of September 29, 2013, we had $-0- outstanding under the Credit Facility, an applicable interest rate of 2.18%, approximately $12,781 of borrowing capacity in addition to our unrestricted cash on hand of $10,365, and no outstanding letters of credit related to the Credit Facility.

7.	SHAREHOLDERS’ EQUITY

a.	Common Stock

In August 2013, we issued 15,272 shares of common stock to our non-employee directors, valued at $57.

In 2012, we issued to our non-employee directors 16,271 shares of common stock valued at $76, 17,473 shares of common stock valued at $77, and 24,311 shares of common stock valued at $77, in February, May, and August, respectively.

b.	Treasury Stock

At September 29, 2013 and December 31, 2012, we had 1,372,757 shares of treasury stock valued at $7,658.

c.	Stock Options

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

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”).  Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date.  All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date.  Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options issued to employees. As of September 29, 2013, there were 2,096,422 stock options outstanding under the LTIP.

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

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $131 and $521 for the three and nine month periods ended September 29, 2013 and $254 and $770 for the three and nine month periods ended September 30, 2012, respectively.  As of September 29, 2013, there was $833 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.50 years.

We use the Black-Scholes option-pricing model to estimate the fair value of non-market performance stock-based awards.  The following weighted average assumptions were used to value non-market performance stock options granted during the nine month periods ended September 29, 2013 and September 30, 2012.

	Nine Month Periods Ended
	September 29, 2013	September 30, 2012

Risk-free interest rate	0.78%	0.56%
Volatility factor	61.94%	63.53%
Dividends	0.00%	0.00%
Weighted average expected life (years)	4.06	3.91

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards.  There were no market performance stock options granted during the nine months ended September 29, 2013 and September 29, 2012.

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

Stock option activity for the first nine months of 2013 is summarized as:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Shares under option at January 1, 2013	2,211,488	$7.47
Options granted	228,000	3.60
Options exercised	(3,000)	3.91
Options forfeited	(114,348)	3.51
Options expired	(175,718)	10.80
Shares under option at September 29, 2013	2,146,422	$7.00	4.57	$134

Vested and expected to vest as of September 29, 2013	1,944,424	$7.22	4.50	$109
Options exercisable at September 29, 2013	991,953	$6.52	3.48	$44

The total intrinsic value of stock options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine month period ended September 29, 2013 was $1.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options.  We did not record any excess tax benefits in the first nine months of 2013 and 2012.  Cash received from stock option exercises under our stock-based compensation plans for the nine month periods ended September 29, 2013 and September 30, 2012 was $12 and $115, respectively.

d.	Restricted Stock Units

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

Nine Month Period Ended September 29, 2013

Risk-free interest rate	0.21%
Volatility factor	59.08%
Dividends	0.00%

The restricted stock units had the following values:

Nine Month Period Ended September 29, 2013

Number of shares award	120,000
Weighted average fair value per share	$3.62
Aggregate total value	$434

The activity of restricted stock units for the first nine months of 2013 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	0	$0
Granted	120,000	$3.62
Vested	0	0
Forfeited	0	0
Unvested at September 29, 2013	120,000	$3.62

No restricted stock was awarded during the nine month period ended September 30, 2012.

Compensation cost recorded in our financial statements related to our restricted stock units and restricted stock awards was $122 and $162 during the three and nine month periods ended September 29, 2013, respectively, and $0 and $1 during the three and nine month periods ended September 30, 2012, respectively. There is $278 of unrecognized compensation cost related to restricted stock units as of September 29, 2013.

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

For the three and nine month periods ended September 29, 2013, we recorded a benefit of $16 and an expense of $135, respectively.  For the three and nine month periods ended September 30, 2012, we recorded a benefit of $21 and an expense of $264, respectively, including the amounts attributable to our discontinued operations. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods.  The remaining expense in 2013 was primarily due to the income reported for our China operations during the period.

Our effective consolidated tax rates for the three and nine month periods ended September 29, 2013 and September 30, 2012 were:

	Three Month Periods Ended		Nine Month Periods Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Income (Loss) from continuing operations before Incomes Taxes (a)	$591	$1,643	$(1,050)	$(2,763)

Total Income Tax Provision (Benefit) (b)	$(16)	$175	$135	$437

Effective Tax Rate (b/a)	2.7%	10.7%	12.9%	15.8%

The overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have not recognized a deferred tax asset pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, it is more likely than not that we will realize the benefit of these losses.  We have substantial net operating loss carryforwards which offset taxable income in the United States.  However, we remain subject to the alternative minimum tax in the United States.  The alternative minimum tax limits the amount of net operating loss available to offset taxable income to 90% of the current year income.  We incurred $0 and $12 in alternative minimum tax for the three and nine months ended September 29, 2013, respectively. The alternative minimum tax did not have an impact on income taxes determined for the three and nine month periods ended September 30, 2012.  The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for our net U.S. deferred tax asset.  Therefore, the expected payment of the alternative minimum tax does not result in a net deferred tax asset.

As of December 31, 2012, we had foreign and domestic net operating loss carryforwards totaling approximately $60,494 available to reduce future taxable income. Foreign loss carryforwards of approximately $12,390 can be carried forward indefinitely. The domestic net operating loss carryforwards of $48,104 expire from 2019 through 2032.  The domestic net operating loss carryforwards include approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

Our unrecognized tax benefits related to uncertain tax positions at September 29, 2013 relate to Federal and various state jurisdictions.  The following table summarizes the activity related to our unrecognized tax benefits:

Nine Month Periods Ended
	September 29, 2013	September 30, 2012

Balance at beginning of the period	$7,508	$6,779
Increases related to current year tax positions	-	-
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Expiration of statute of limitations for assessment of taxes	-	-
Settlements	-	-
Balance at end of the period	$7,508	$6,779

The total unrecognized tax benefit balance at September 29, 2013 is comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance.  As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on the effective tax rate.

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

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period.  The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method.  For the three and nine month periods ended September 29, 2013 and September 30, 2012, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net Income (Loss) from continuing operations attributable to Ultralife common shareholders (a)	$629	$1,479	$(1,154)	$(3,169)
Effect of Dilutive Securities	-	-	-	-
Net Income (Loss) from continuing operations attributable to Ultralife common shareholders - Adjusted (b)	$629	$1,479	$(1,154)	$(3,169)

Net Income from discontinued operations attributable to Ultralife common shareholders (c)	$15	$200	$159	$178
Effect of Dilutive Securities	-	-	-	-
Net Income from discontinued operations attributable to Ultralife common shareholders - Adjusted (d)	$15	$200	$159	$178
Average Common Shares Outstanding – Basic (e)	17,467,000	17,418,000	17,461,000	17,390,000
Effect of Dilutive Securities:
Stock Options / Warrants	65,000	-	-	-
Average Common Shares Outstanding – Diluted (f)	17,532,000	17,418,000	17,461,000	17,390,000

EPS – Basic (a/e) - continuing operations	$0.04	$0.09	$(0.07)	$(0.18)
EPS – Basic (c/e) - discontinued operations	$0.00	$0.01	$0.01	$0.01
EPS – Diluted (b/f) - continuing operations	$0.04	$0.09	$(0.07)	$(0.18)
EPS – Diluted (d/f) - discontinued operations	$0.00	$0.01	$0.01	$0.01

There were 2,020,588 and 2,342,722 outstanding stock options and awards at September 29, 2013 and September 30, 2012, respectively, that were not included in the three month EPS calculation as the effect would be anti-dilutive. The dilutive effect of 245,834 and -0- outstanding stock options and awards were included in the computation for the three month periods September 29, 2013 and September 30, 2012, respectively.

There were 2,266,422 and 2,342,722 outstanding stock options and awards at September 29, 2013 and September 30, 2012, respectively, that were not included in the nine month EPS calculation as the effect would be anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of September 29, 2013, we have made commitments to purchase approximately $453 of production machinery and equipment.

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

Balance at December 31, 2012	$607
Accruals for warranties issued	174
Settlements made	(68)
Balance at September 29, 2013	$713

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

On December 21, 2011, we and our officers, directors and employee named in Arista’s Complaint filed a motion to dismiss Arista’s Complaint against our officers, directors and employee as Arista’s Complaint fails to state any cause of action against any of them and to dismiss the claim of fraud against our officers, directors and employee.  Subsequently, Arista filed an Amended Complaint alleging essentially the same causes of action but adding additional factual allegations against us and our officers, directors and employee.  In addition, Arista filed a motion to disqualify our outside legal counsel representing us and our officers, directors and employee in both Arista’s Complaint and our Complaint against Arista.  In response, we and our officers, directors and employee filed a new motion to dismiss Arista’s Complaint against us in its entirety and seeking dismissal of the fraud claim against us.  Arista’s motion to disqualify our outside legal counsel was denied on February 10, 2012.  On March 9, 2012, the Court issued its decision on our motion to dismiss, granting the motion to the extent of dismissing some claims against us, but denying the motion to dismiss the individuals from the lawsuit at this preliminary stage.  On April 19, 2012, an Answer was filed on behalf of us, our officers, directors and employee. On September 10, 2013, Arista filed a Second Amended Complaint deleting all individual defendants except our named employee, to which an Answer was filed on our behalf on September 30, 2013. Discovery has commenced with respect to the Arista litigation and is ongoing.

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

The components of segment performance were as follows:

Three Month Period Ended September 29, 2013
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$13,507	$6,854	$-	$-	$20,361
Segment contribution	3,601	2,526	-	(5,475)	652
Interest expense, net				(53)	(53)
Miscellaneous				(8)	(8)
Income taxes-current				19	19
Income taxes-deferred				(3)	(3)
Income from discontinued operations			15		15
Noncontrolling interest				22	22
Net income attributable to Ultralife					$644
Total assets	$42,679	$32,268	$-	$13,728	$88,675

Three Month Period Ended September 30, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$16,633	$9,548	$-	$-	$26,181
Segment contribution	4,770	3,449	-	(6,465)	1,754
Interest expense, net				(96)	(96)
Miscellaneous				(15)	(15)
Income taxes-current				(120)	(120)
Income taxes-deferred				(55)	(55)
Income from discontinued operations			200		200
Noncontrolling interest				11	11
Net income attributable to Ultralife					$1,679
Total assets	$54,031	$32,290	$11	$8,997	$95,329

Nine Month Period Ended September 29, 2013
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$41,216	$17,443	$-	$-	$58,659
Segment contribution	10,191	6,837	-	(17,875)	(847)
Interest expense, net				(172)	(172)
Miscellaneous				(31)	(31)
Income taxes-current				(42)	(42)
Income taxes-deferred				(93)	(93)
Income from discontinued operations			159		159
Noncontrolling interest				31	31
Net loss attributable to Ultralife					$(995)
Total assets	$42,679	$32,268	$-	$13,728	$88,675

Nine Month Period Ended September 30, 2012
	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$52,238	$20,150	$-	$-	$72,388
Segment contribution	12,476	6,803	-	(21,747)	(2,468)
Interest expense, net				(312)	(312)
Miscellaneous				17	17
Income taxes-current				(387)	(387)
Income taxes-deferred				(50)	(50)
Loss from discontinued operations			178		178
Noncontrolling interest				31	31
Net loss attributable to Ultralife					$(2,991)
Total assets	$54,031	$32,290	$11	$8,997	$95,329

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments.  The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at September 29, 2013 and December 31, 2012.  The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments.

13.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and  machinery and equipment at our facility in China.  The fire occurred after business hours and was extinguished quickly with no injuries, and the plant was back in full operation shortly thereafter with no significant disruption in supply or service to customers.

The total amount of the loss pertaining to assets and the related expenses was approximately $1,589.  The majority of our insurance claim is related to the recovery of damaged inventory.  In June 2012, we received approximately $1,017 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized.  In April 2013, we have received $269 as a further payment on this claim, with no gain or loss recognized.  As of September 29, 2013, we reflect a net receivable from the insurance company relating to this claim of $184, which is net of our deductible of approximately $132, and represents additional proceeds to be received.  The deductible charge was expensed in the second quarter of 2011.

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides that the cumulative translation adjustment is released into net income when a reporting entity ceases to have a controlling interest in a subsidiary that is controlled by a consolidated foreign entity. Further, this update states that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, regardless of any retained investment, and events that result in an acquirer obtaining control through a step acquisition. ASU 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. We do not believe that adoption of this standard will have a material impact on our consolidated results of operations and financial condition.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers, reduced U.S. defense spending, including the uncertainty with government budget approvals, timing delays in receiving orders relating to funded government projects, general domestic and global economic conditions, future demand for our products and services, the successful commercialization of our products, our resources being overwhelmed by our growth prospects, residual effects of negative news related to our industries and industry products, government and environmental regulations, business disruptions, including those caused by fires, product liability risks, the impairment of our intangible assets, the unique risks associated with our Chinese operations, loss of top management, the process of U.S. defense procurement, finalization of non-bid government contracts, raw material supplies, competition and customer strategies, technological innovations in the non-rechargeable and rechargeable battery industries, changes in our business strategy or development plans, capital deployment, and other risks and uncertainties, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein.  When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.  For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems.  The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: radio frequency (“RF”) amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such we report segment performance at the gross profit level and operating expenses as Corporate charges.  (See Note 11 in the Notes to Consolidated Financial Statements)

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business in 2012.  As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offered limited opportunities to achieve the operating criteria thresholds of our new business model.  On September 28, 2012, we entered into and closed a Stock Purchase Agreement to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc (the “Agreement”).  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, in the second quarter of 2013 we recorded $125 for a customary post-closing working capital adjustment, which is reflected as a loss from discontinued operations.  The Agreement contains customary representations and warranties that will survive for a period of two or three years.  The Agreement also contains customary indemnification for breaches of the representations and warranties identified in the Agreement.  Pursuant to the Agreement, we are prohibited from engaging or participating with any current customer of RedBlack in any business, directly or indirectly, that competes with the business conducted by RedBlack for two years.  We are also prohibited from hiring, soliciting, or recruiting any current employee, independent contractor, or consultant of BCF Solutions, Inc. or RedBlack for two years. Commencing with the first quarter of 2012, the results of the RedBlack operations and related divestiture costs have been reported as a discontinued operation.

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

Overview

Consolidated revenues of $20,361 for the three month period ended September 29, 2013, decreased by $5,820, or 22.2%, from $26,181 during the three month period ended September 30, 2012.  This decrease is primarily attributable to the continued slowdown in the US government and defense order rate for rechargeable and non-rechargeable batteries and charger systems, as well as the effect of two large orders for our M-1 primary battery products and SATCOM systems units shipped in the third quarter of 2012.

Gross profit for the three month period ended September 29, 2013 was $6,127, or 30.1% of revenues, compared to $8,219, or 31.4% of revenues for the three month period ended September 30, 2012.  The decrease in gross margin as a percentage of revenue is primarily due to lower overhead absorption as a consequence of strict inventory controls in the Battery & Energy Products business segment, partially offset by favorable product mix in the Communications Systems business segment.

Operating expenses decreased to $5,475 or 15.3% during the three month period ended September 29, 2013, from $6,465 during the three month period ended September 30, 2012, resulting primarily from continued actions to reduce general and administrative expenses and more focused spending in the development of new products.

Operating profit was $652 for the three month period ended September 29, 2013, compared to $1,754 for the three month period ended September 30, 2012 reflecting lower gross profit resulting from the impact of the SATCOM system units’ shipment in the prior period, partially offset by reductions in operating expenses year over year.

Net income from continuing operations was $607, or $0.04 per share, for the three month period ended September 29, 2013, compared to net income of $1,468, or $0.09 per share, for the three month period ended September 30, 2012.  Net income from discontinued operations was $15, or $0.00 per share, for the three month period ended September 29, 2013 versus net income of $200, or $0.01 per share, for the three month period ended September 30, 2012.  The income in the third quarter of 2012 reflects the operating results, sale, and related divestiture costs and tax benefits for RedBlack.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $1,798 in the third quarter of 2013 compared to $3,003 for the third quarter of 2012.  See the section “Adjusted EBITDA from continuing operations” beginning on page 32 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents, including restricted cash, of $10,785, a $5,414 improvement over the cash position of $5,371 as of the third quarter of 2012 and a $707 improvement over the cash position of $10,078 as of year-end.  The increase in cash and cash equivalents is primarily attributable to our operating cost reductions and cash generated from our Lean initiatives, including reductions in inventory.

Outlook

For 2013, although the Company's pending project pipelines are growing, the continuing U.S. Government budget challenges have muddled our predictability of converting Communication Systems’ sales opportunities in the timeframe originally forecasted.  Primarily for this reason, management now expects that an overall year-over-year revenue decline could be approximately 20%, with Communications Systems revenues down in a comparable range for the year versus our prior expectations. Given the potential for reduced revenue, management now expects to report operating results in the range of breakeven to a modest operating loss for the year.

Results of Operations

Three month periods ended September 29, 2013 and September 30, 2012

Revenues.  Consolidated revenues for the three month period ended September 29, 2013 amounted to $20,361, a decrease of $5,850, or 22.2%, from the $26,181 reported for the three month period ended September 30, 2012.

Battery & Energy Products revenues decreased $3,126, or 18.8%, from $16,633 for the three month period ended September 30, 2012 to $13,507 for the three month period ended September 29, 2013.  This decrease is primarily attributable to a large order for our M-1 primary battery products shipped in the third quarter of 2012 to service an allied country’s department of defense.  The decrease also reflects the continued slowdown in the US government and defense order rate for rechargeable and non-rechargeable batteries and charger systems.

Communications Systems revenues decreased $2,694, or 28.2%, from $9,548 during the three month period ended September 30, 2012 to $6,854 for the three month period ended September 29, 2013. The decrease is attributable to shipments of SATCOM units in the amount of approximately $3,400 to a large prime contractor which services the US Department of Defense during the third quarter of 2012.

Cost of Products Sold.  Cost of products sold totaled $14,234 for the quarter ended September 29, 2013, a decrease of $3,728, or 20.8%, from the $17,962 reported for the same three month period a year ago.  Consolidated cost of products sold as a percentage of total revenue increased from 68.6% for the three month period ended September 30, 2012 to 69.9% for the three month period ended September 29, 2013.  Correspondingly, consolidated gross margin was 30.1% for the three month period ended September 29, 2013, compared with 31.4% for the three month period ended September 30, 2012, primarily reflecting lower overhead absorption, partially offset by favorable product mix.

In our Battery & Energy Products segment, the cost of products sold decreased $1,957, from $11,863 during the three month period ended September 30, 2012 to $9,906 during the three month period ended September 29, 2013.  Battery & Energy Products’ gross profit for the third quarter of 2013 was $3,601, or 26.7% of revenues, a decrease of $1,169 from gross profit of $4,770, or 28.7% of revenues, for the third quarter of 2012.  Battery & Energy Products’ gross margin as a percentage of revenues decreased by 200 basis points for the three month period ended September 29, 2013, primarily reflecting lower overhead absorption in our Newark facility driven by better balancing of production and inventory levels with demand, which resulted in consolidated inventory reductions of over $3,100 from the second quarter of 2013.

 In our Communications Systems segment, the cost of products sold decreased by $1,771 from $6,099 during the three month period ended September 30, 2012 to $4,328 during the three month period ended September 29, 2013.  Communications Systems’ gross profit for the third quarter of 2013 was $2,526, or 36.9% of revenues, a decrease of $923 from gross profit of $3,449, or 36.1% of revenues, for the third quarter of 2012.  The increase in gross margin as a percentage of revenue during the third quarter of 2013 is primarily due to strong product mix and continued productivity improvements.

Operating Expenses.  Total operating expenses for the three month period ended September 29, 2013 totaled $5,475, a decrease of $990 or 15.3% from $6,465 recorded during the three month period ended September 30, 2012, resulting primarily from continued actions to reduce general and administrative expenses and more focused spending in the development of new products.

Operating expenses as a percentage of revenues were 26.9% during the three month period ended September 29, 2013 as compared to 24.7% in the three month period ended September 30, 2012.  Amortization expense associated with intangible assets related to our acquisitions was $102 for the third quarter of 2013 ($46 in selling, general and administrative expenses and $56 in research and development costs), compared with $122 for the third quarter of 2012 ($57 in selling, general, and administrative expenses and $65 in research and development costs).  Research and development costs were $1,418 for the three month period ended September 29, 2013, a decrease of $178, or 11.2%, from $1,596 for the three month ended September 30, 2012, as we focused our spending on the development of new products with the highest estimated return on investment.  Selling, general, and administrative expenses decreased $812, or 16.7%, to $4,057 during the three month period ending September 29, 2013 from $4,869 during the three month period ended September 30, 2012, reflecting continued actions to reduce discretionary general and administrative expenses to help fund additional revenue producing resources.

Other Income (Expense).  Other income (expense) totaled $(61) for the three month period ended September 29, 2013 compared to $(111) for the three month period ended September 30, 2012.  Interest expense, net of interest income, decreased $43, to $53 for the third quarter of 2013 from $96 for the comparable period in 2012, as a result of a lower unused line rate associated with our new asset based lending facility with PNC Bank.  Miscellaneous expense amounted to $8 for the third quarter of 2013 compared with expense of $15 for the third quarter of 2012, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We recorded a tax benefit of $16 for the three month period ended September 29, 2013 compared with a tax provision of $175 for the three month period ended September 30, 2012.  The tax benefit in the third quarter of 2013 was primarily due to the timing of tax expense for our China operations related to a change in the statutory tax rate and the timing of temporary differences related to deferred tax liabilities generated from goodwill and certain intangible assets in our US operations.  The effective consolidated tax rates for the three month periods ended September 29, 2013 and September 30, 2012 were:

	Three Month Periods Ended
	September 29, 2013	September 30, 2012
Income before Incomes Taxes (a)	$591	$1,643

Total Income Tax Provision (Benefit) (b)	$(16)	$175

Effective Tax Rate (b/a)	2.7%	10.7%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for the third quarter of 2013 and 2012.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations.  Income from discontinued operations, net of tax was $15 for the three month period ended September 29, 2013, compared to income of $200 for the three month period ended September 30, 2012.  The income in the three month period ended September 30, 2012 reflects the operating results, sale, and related divestiture costs and tax benefits for the RedBlack Communication business.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Income Attributable to Ultralife.  Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $644 and $0.04, respectively, for the three months ended September 29, 2013, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $1,679 and $0.10, respectively, for the three months ended September 30, 2012.  Average common shares outstanding used to compute diluted earnings per share increased from 17,418,000 in the third quarter of 2012 to 17,532,000 in the third quarter of 2013, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

Nine month periods ended September 29, 2013 and September 30, 2012

Revenues.  Consolidated revenues for the nine month period ended September 29, 2013 amounted to $58,659, a decrease of $13,729, or 19.0%, from $72,388 for the nine month period ended September 30, 2012.

Battery & Energy Products sales decreased $11,022, or 21.1%, from $52,238 during the nine month period ended September 30, 2012 to $41,216 for the nine month period ended September 29, 2013. Revenues for Battery & Energy Products decreased primarily due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries and charger systems, lower sales of 9 Volt batteries resulting from the selloff of the remaining legacy products in the first quarter of 2012 with the introduction of the new battery design, as well as a large order for our M-1 primary battery products that took place in the third quarter of 2012.

Communications Systems revenues decreased $2,707, or 13.4%, from $20,150 during the nine month period ended September 30, 2012 to $17,443 during the nine month period ended September 29, 2013.  The year-over-year comparison reflects timing delays due to the government furloughs and shutdown, which has heightened the uncertainty of converting Communication Systems’ sales opportunities as planned, as well as shipments of SATCOM units in the amount of approximately $3,400 to a large prime contractor which services the US Department of Defense during the third quarter of 2012.

Cost of Products Sold.  Cost of products sold totaled $41,631 for the nine month period ended September 29, 2013, a decrease of $11,478, or 21.6%, from the $53,109 reported for the same nine month period a year ago.  Consolidated cost of products sold as a percentage of total revenue decreased from 73.4% for the nine month period ended September 30, 2012 to 71.0% for the nine month period ended September 29, 2013.  Correspondingly, consolidated gross margin was 29.0% for the nine month period ended September 29, 2013, compared with 26.6% for the nine month period ended September 30, 2012, primarily reflecting productivity gains in both businesses, favorable product mix and certain property tax credits related to prior years.

In our Battery & Energy Products segment, the cost of products sold decreased $8,737, or 22.0%, from $39,762 during the nine month period ended September 30, 2012 to $31,025 during the nine month period ended September 29, 2013.  Battery & Energy Products’ gross profit for the first nine months of 2013 was $10,191, or 24.7% of revenues, as compared to gross profit of $12,476, or 23.9% of revenues, for the first nine months of 2012.  Battery & Energy Products’ gross margin increased by 80 basis points for the nine month period ended September 29, 2013, reflecting significant improvements in the overall productivity resulting from the reductions in labor and overhead spending, and, to a lesser extent, the receipt of certain property tax refunds relating to prior years.

In our Communications Systems segment, the cost of products sold decreased $2,741, or 20.5%, from $13,347 during the nine month period ended September 30, 2012 to $10,606 during the nine month period ended September 29, 2013.  Communications Systems’ gross profit for the first nine months of 2013 was $6,837, or 39.2% of revenues, an increase of $34 from gross profit of $6,803, or 33.8% of revenues, for the first nine months of 2012.  The 540 basis points increase in gross margin as a percentage of revenue during 2013 is the result of stronger product mix, continued productivity improvements in line with our Lean initiatives, and the impact in the second quarter of 2012 of a reserve for approximately $200 related to the request by a strategically important customer to upgrade certain products.

Operating Expenses.  Total operating expenses for the nine month period ended September 29, 2013 totaled $17,875, a decrease of $3,872 or 17.8%, from $21,747 for the nine month period ended September 30, 2012, resulting from continued actions to reduce general and administrative expenses, lower sales commissions and focused spending in the development of new products.

Overall, operating expenses as a percentage of revenues increased slightly to 30.5% during the first nine months of 2013 from 30.0% reported in the first nine months of 2012.  Amortization expense associated with intangible assets related to our acquisitions was $301 for the first nine months of 2013 ($134 in selling, general and administrative expenses and $167 in research and development costs), compared with $372 for the first nine months of 2012 ($177 in selling, general, and administrative expenses and $195 in research and development costs).  Research and development costs were $4,456 in the first nine months of 2013, a decrease of $1,250 or 21.9%, from $5,706 reported in the first nine months of 2012, as we focused our spending on the development of new products with the highest estimated return on investment.  Selling, general, and administrative expenses decreased $2,622, or 16.3%, to $13,419 during the nine month period ended September 29, 2013 from $16,041 reported during the nine month period ended September 30, 2012, primarily reflecting on-going actions to reduce discretionary general and administrative expenses and lower sales commissions.

Other Income (Expense).  Other income (expense) totaled $(203) for the first nine months of 2013, compared to $(295) for the first nine months of 2012.  Interest expense, net of interest income, decreased $140, to $172 for the first nine months of 2013 from $312 for the comparable period in 2012, as a result of a lower unused line rate associated with our new asset based lending facility with PNC Bank. Miscellaneous income/expense amounted to expense of $31 for the first nine months of 2013 compared with income of $17 for the first nine months of 2012, primarily driven by transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes.  We reflected a tax provision of $135 for the nine month period ended September 29, 2013 compared with a tax provision of $437 for the nine month period ended September 30, 2012.  The expense is primarily due to (a) the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods, and (b) the income reported for our China operations during the periods.  The effective consolidated tax rate for the nine month periods ended September 29, 2013 and September 30, 2012 was:

	Nine month Periods Ended
	September 29, 2013	September 30, 2012
Loss before Incomes Taxes (a)	$(1,050)	$(2,763)

Total Income Tax Provision (b)	$135	$437

Effective Tax Rate (b/a)	12.9%	15.8%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for the first nine months of 2013 and 2012.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations.  Income from discontinued operations, net of tax, totaled $159 for the nine month period ended September 29, 2013, as compared to income of $178 for the nine month period ended September 30, 2012.  The income realized in the nine month period ended September 29, 2013 was primarily related to the final settlement of the obligation to return the company’s former UK facility to its original condition per a previous contractual commitment, partially offset by the final post-closing working capital adjustment to the RedBlack Communications business purchase price.  The income in the nine month period ended September 30, 2012 reflects the operating results, sale, and related divestiture costs and tax benefits for the RedBlack Communication business.  For more information, see Note 2 to the Condensed Consolidated Financial Statements.

Net Loss Attributable to Ultralife.  Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $995 and $0.06, respectively, for the nine month period ended September 29, 2013, compared to a net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share of $2,991 and $0.17, respectively, for the nine month period ended September 30, 2012.  Average common shares outstanding used to compute diluted earnings per share increased from 17,390,000 in the first nine months of 2012 to 17,461,000 in the first nine months of 2013, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally.  Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three Month Periods Ended		Nine Month Periods Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net income (loss) attributable to Ultralife	$644	$1,679	$(995)	$(2,991)
Add: interest expense, net	53	96	172	312
Add (Less): income tax provision (benefit)	(16)	175	135	437
Add: depreciation expense	720	800	2,279	2,460
Add: amortization of intangible assets	102	122	301	372
Add: stock-based compensation expense	310	331	740	1,001
Less: gain from discontinued operations	(15)	(200)	(159)	(178)

Adjusted EBITDA	$1,798	$3,003	$2,473	$1,413

Liquidity and Capital Resources

The following cash flow information is being presented net of continuing and discontinued operations.

As of September 29, 2013, cash and cash equivalents totaled $10,365, an increase of $709 from the beginning of the year.  During the nine month period ended September 29, 2013, we generated $1,401 of cash from operating activities as compared to using $229 of cash for the nine month period ended September 30, 2012.  The generation of cash in 2013 resulted primarily from our net loss from continuing operations of $1,185 adjusted for the non-cash expenses of depreciation, amortization, and stock compensation.

We used $556 in cash for investing activities during the first nine months of 2013 compared with $128 in cash used for investing activities in the same period in 2012. The use of cash in 2013 is predominately for capital expenditures to improve our operations partially offset by the partial receipt of our working capital adjustment related to the sale of our RedBlack Communications business of $182. The use of cash in 2012 is the result of $2,011 used towards capital improvements, including the significant investment to automate certain production lines in China, an event that did not recur in 2013, and an increase of $250 for restricted cash relating to our sale of our RedBlack Communications business. These two items were offset by $2,133 cash received at closing from our sale of our RedBlack Communications business.

During the nine month period ended September 29, 2013, we generated $12 in funds from financing activities compared to the generation of $115 in funds in the same period of 2012.  The financing activities in the first nine  months of 2013 included a $12 inflow from stock option exercises.  The financing activities in the first nine months of 2012 included a $115 inflow from stock option exercises.

Inventory turnover for the first nine months of 2013 was an annualized rate of approximately 2.0 turns per year as compared with 2.3 turns for the first nine months of 2012.  The decrease in this metric is due mainly to lower sales period over period resulting primarily from delays in government spending.

As of September 29, 2013, we had made commitments to purchase approximately $453 of production machinery and equipment, which we expect to fund through operating cash flows.

Debt Commitments

On May 24, 2013, we entered into a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC”) to establish a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit subfacility (the “Credit Facility”).  The Credit Agreement provides that the Credit Facility may be increased with the PNC’s concurrence to $35 million prior to the last six months of the term and expires on May 24, 2017.  The Credit Facility replaces the prior credit facility with RBS Business Capital, a division of RBS Asset Finance, Inc., which expired in accordance with its terms on May 15, 2013, with no debt outstanding.

Our available borrowing limit under the Credit Facility fluctuates from time to time based on a borrowing base formula equal to the sum of up to 85% of eligible accounts receivable plus the least of (a) up to 65% of the eligible inventory and eligible foreign in-transit inventory, (b) up to 85% of the appraised net orderly liquidation value of eligible inventory and eligible foreign in-transit inventory, and (c) $7.5 million, in each case subject to the definitions in the Credit Agreement and reserves required by PNC.

Interest is payable quarterly and will accrue on outstanding indebtedness under the Credit Agreement at the alternate base rate, as defined in the Credit Agreement, plus the applicable margin or at the one, two or three month LIBOR rate plus the applicable margin as selected by the Company and listed below.

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

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended.  As of September 29, 2013 we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of September 29, 2013, we had $-0- outstanding under the Credit Facility, an applicable interest rate of 2.18%, approximately $12,781 of borrowing capacity in addition to our unrestricted cash on hand of $10,365, and no outstanding letters of credit related to the Credit Facility.

Warranty

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

Other Matters

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

During the first nine months of 2013, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

PART II OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 6.                      Exhibits

Exhibit Index	Description of Document	Filed or Incorporated By Reference from:
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Definition Document

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

ULTRALIFE CORPORATION
(Registrant)

Date: November 8, 2013	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Philip A. Fain
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