Form 10-K
period 2013-12-31
ULTRALIFE CORP
filed 2014-03-14
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

On June 30, 2013, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $42,000,000 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 28, 2013.
As of March 7, 2014, the registrant had 17,523,329 shares of common stock outstanding, net of 1,383,977 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 3, 2014 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth therein.

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers, reduced U.S. defense spending, including the uncertainty associated with government budget approvals, the successful commercialization of our products, future demand for our products, technological innovations in the non-rechargeable and rechargeable battery industries, general domestic and global economic conditions, significant fluctuations in our periodic results and stock price, the unique risks associated with our Chinese operations, the impairment of our intangible assets, business disruptions, including those caused by fires, our resources being overwhelmed by our growth prospects, residual effects of negative news related to our industries, loss of top management, raw material supplies, competition and customer strategies, government and environmental regulations, the process of U.S. defense procurement, finalization of non-bid government contracts, changes in our business strategy or development plans, capital deployment, and other risks and uncertainties, certain of which are beyond our control.  Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.  When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.  For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and includes our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd, and our majority-owned joint venture Ultralife Batteries India Private Limited.

Operations of RedBlack Communications, Inc. (“RedBlack”), our divested company and certain components of UK operations are reported as discontinued operations.

Dollar amounts throughout this Form 10-K Annual Report are presented in thousands of dollars, except for per share amounts.

ITEM 1.     BUSINESS

General

We offer products and services ranging from portable power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors.  With an emphasis on strong engineering and a collaborative approach to problem solving, we design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories and custom engineered systems.  We continually evaluate ways to grow, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

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

Our website address is www.ultralifecorp.com.  We make available free of charge via a hyperlink on our website (see Investor Relations link) our annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  We will provide copies of these reports upon written request to the attention of Philip A. Fain, Treasurer and Secretary, Ultralife Corporation, 2000 Technology Parkway, Newark, New York, 14513. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

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

We believe that our ability to design and produce lightweight, high-energy lithium ion rechargeable batteries and charging systems in a variety of custom sizes, shapes, and thickness offer substantial benefits to our customers.  We market lithium ion rechargeable batteries comprising cells manufactured by qualified cell manufacturers.  Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices.  Our GenSet Enhancer provides energy storage capabilities to generators and renewable energy sources, thereby promoting optimum efficiencies through the continuous charging and discharging of our lithium ion batteries incorporated into the system.  Our Multi-Kilowatt Module lithium ion battery system is a large format battery utilizable for energy storage, battery back-up, and remote power applications. We believe that the chemistry of our lithium ion batteries provides significant advantages over other currently available rechargeable batteries.  These advantages include: higher energy density, lighter weight, longer operating time, longer time between charges and a wider operating temperature range.  Conventional rechargeable batteries such as nickel metal hydride and nickel cadmium are heavier, have lower energy and require more frequent charging.

Within this segment, we also seek to fund, and have been successful in obtaining funding for, the development of new products to advance our technologies through contracts with both government agencies and third parties.

We continue to obtain development contracts for intellectual property that we believe will enhance our efforts to commercialize new products that we develop.  Revenues in this segment that pertain to technology contracts may vary widely each year, depending upon the quantity and size of contracts obtained.

Revenues for this segment for the year ended December 31, 2013 were $57,077 and segment contribution (gross profit) was $14,338.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle adapters and SATCOM systems.  All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in extreme environments. We market these products to all branches of the U.S. military and approved foreign defense organizations, as well as, U.S. and international prime defense contractors.

Revenues for this segment for the year ended December 31, 2013 were $21,758 and segment contribution (gross profit) was $8,283.

Corporate

We allocate revenues and cost of sales across the above operating segments.  The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.

There were no revenues for this category for the year ended December 31, 2013 and our corporate expenses were $23,245.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2013 Consolidated Financial Statements and Notes thereto for additional information on the expenses referred to above.  For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 10 in the Notes to Consolidated Financial Statements.

History

Ultralife formed as a Delaware corporation in December 1990.  In March 1991, we acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt lithium manganese dioxide non-rechargeable battery.  In December 1992, we completed our initial public offering and became listed on NASDAQ.  In June 1994, we formed a subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), which acquired certain assets of Dowty Group PLC (“Dowty”) and provided us with a presence in Europe.  In 2012, certain of our Ultralife UK operations were discontinued. See Note 2 to our Consolidated Financial Statements for more information.

In May 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China, which broadened our product offering, including a wide range of lithium-thionyl chloride and lithium-manganese batteries and coin cells, and provided additional exposure to new consumer markets.

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

Cylindrical Batteries.  Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on both lithium manganese dioxide and lithium thionyl chloride technologies, represent some of the most advanced lithium power sources currently available.  We market a wide range of cylindrical non-rechargeable lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands.  These include: D, C, 5/4 C, 1/2 AA, 2/3 A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, and one of the most widely used battery types in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications. With the recent introduction of our lithium carbon mono-fluoride hybrid chemistry, we now offer a D-cell that has 100% more energy than the competing Li-SO2 D-cell. This chemistry has been expanded into C, 5/4 C, and 5/4F A sizes over the past year, all with class leading energy density.

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

Lithium Ion Cells and Batteries. We market a variety of lithium ion cells and rechargeable batteries comprising cells manufactured by reputable cell manufacturers.  These products are used in a wide variety of applications including communications, medical and other portable electronic devices.

Battery Charging Systems and Accessories.  To provide our customers with complete power system solutions, we offer a wide range of rugged military and commercial battery charging systems and accessories including smart chargers, multi-bay charging systems and a variety of cables.

GenSet Enhancer.  Our GenSet Enhancer provides energy storage capabilities to generators and renewable energy sources, thereby promoting optimum efficiencies through the continuous charging and discharging of our lithium ion batteries incorporated into the system.  The system is mobile, flexible and scalable from 10 to 50 kWh of battery storage and will significantly reduce fuel consumption while enabling the primary generator or power source to be operated at 85% - 95% of its rated load capacity.  The switch between the primary energy source and battery power is seamless to the user and allows for silent and clean (zero emission) operation when the batteries are in use.  Our lithium ion batteries allow for continuous monitoring, reduce battery weight by a factor of four to five if comparable lead acid batteries are used, and allow much higher operating temperatures of up to 140°F (60°C) without degradation.  The resulting benefits of lower fuel consumption, extended life expectancy, less maintenance to the primary power source, and silent watch capability make the GenSet Enhancer ideal for military bases that generate their own electricity.

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

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle adapters and SATCOM systems. We package all systems to meet specific customer needs in rugged enclosures to allow their use in extreme environments.

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

Integrated Systems. Our integrated systems include: SATCOM systems; rugged, deployable case systems; multiband transceiver kits; briefcase power systems; dual transceiver cases; enroute communications cases; and radio cases. These systems give communications operators everything that is needed to provide reliable links to support C4ISR (Command, Control, Communications, Computers and Information, Surveillance and Reconnaissance).

           Power Systems. Our power systems include: universal AC/DC power supplies with battery backup for tactical manpack and handheld transceivers; Rover power supplies; interoperable power adapters and chargers; portable power systems; tactical combat and AC to DC power supplies, among many others. We can provide power supplies for virtually all tactical communications devices.

Communications and Electronics. Our communications and electronics services include the design, integration, and fielding of portable, mobile and fixed-site communications systems. Capabilities include engineering, rapid prototyping, and systems integration.

Sales and Marketing

We employ a staff of sales and marketing personnel in North America, Europe and Asia.  We sell our products and services directly to commercial customers, including OEMs, as well as government and defense agencies in the U.S. and abroad and have contractual arrangements with sales agents who market our products on a commission basis in defined territories.  While OEM agreements and contracts contain volume-based pricing based on expected volumes, industry practices dictate that pricing is rarely adjusted retroactively when contract volumes are not achieved.  Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions.

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

A significant portion of our business comes from sales of products and services to the U.S. and foreign governments through various contracts.  These contracts are subject to procurement laws and regulations that lay out policies and procedures for acquiring goods and services.  The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default.  Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time.

During the years ended December 31, 2013, 2012, and 2011, we had one major customer, a large defense primary contractor, which comprised 25%, 21% and 21% of our revenues, respectively in each year.  There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2013, sales to U.S. and non-U.S. customers were approximately $49,520 and $29,315, respectively.  For more information relating to revenues by country for the last two fiscal years and long-lived assets for the last two fiscal years by country of origin, see Note 10 in the Notes to Consolidated Financial Statements.

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

We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful will result in increased product awareness and sales at the end-user or consumer level. We are also selling our 9-volt battery to the consumer market through limited retail distribution through a number of national retailers.  Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process.  For those military procurements that are not bid, the procurements are typically subject to an audit of the product’s underlying cost structure and associated profitability.  Additionally, we are typically required to successfully meet contractual specifications and to pass various qualification testing for the products under contract by the military.  An inability by us to pass these tests for our new products in a timely fashion could have a material adverse effect on future growth prospects.  When a government contract is awarded, there is a government procedure that allows for unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process.  A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have a material adverse effect on our business, financial condition and results of operations.

We market our products to defense organizations in the U.S. and other countries.  These efforts have resulted in us winning significant contracts.  In September 2010, we were awarded a production contract by the Defense Logistics Agency for up to five years, with a maximum total potential of $42,100, to provide our BA-5390 non-rechargeable lithium manganese dioxide batteries to the U.S. military.  Production deliveries began in the first quarter of 2011.  Through December 31, 2013, we have received orders for deliveries under this contract totaling $6,500.  This contract is set to expire in 2015.

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

At December 31, 2013 and 2012, our backlog related to Battery & Energy Products was $6,069 and $8,932, respectively.  The decrease in our backlog related to Battery & Energy Products is primarily due to continued delays in U.S. government and defense orders and timing of orders for our commercial business.  The majority of the 2013 backlog is related to orders that are expected to ship throughout 2014.

Communications Systems

We target sales of our communications systems, which include power solutions and accessories to support communications systems such as RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment and integrated communication systems, to military OEMs and U.S. and allied foreign militaries. We sell our products directly and through authorized distributors to OEMs and to defense organizations in the U.S. and internationally.

We market our products to defense organizations and OEMs in the U.S. and internationally.  These efforts resulted in a number of significant contracts for us.  For example, in January 2012, we received a significant order from an international customer for RF amplifiers and accessories in support of force modernization.

At December 31, 2013 and 2012, our backlog related to Communications Systems orders was approximately $247 and $3,667, respectively.  The decrease in our backlog related to Communications Systems orders is primarily due to the fulfillment of a large multi-year order for RF amplifiers and accessories in support of force modernization in a foreign country in 2013.  The majority of the 2013 backlog was related to orders that are expected to ship throughout 2014.

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

In 2003, we entered into an agreement with Saft Groupe S.A. to license certain tooling for battery cases.  The licensing fee associated with this agreement is based on a percentage of the sales price of the individual battery case, up to a maximum of one dollar per battery case.  The total royalty expense reflected in 2013 and 2012 was $1.  This agreement is scheduled to expire in 2017.

As part of our employment commencement process, our employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements.  All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license.  The following are registered trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, The New Power Generation®, LithiumPower®, SmartCircuit®, We Are Power®, AMTI®, ABLE™, McDowell Research®, and Max Juice For More Gigs®.

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facilities in Newark, New York are ISO 9001:2008, ISO 14001, and ISO 13485 certified. Our manufacturing facilities in Shenzhen, China are ISO 9001:2008 and ISO 14001 certified. Our manufacturing facilities in Virginia Beach, Virginia are ISO 9001:2008 certified.

We expect our future raw material purchases to fluctuate based on our knowledge regarding the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.

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

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $15,489 and $22,871 as of December 31, 2013 and 2012, respectively.

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

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $10,564 and $7,499 as of December 31, 2013 and 2012, respectively.

Research and Development

We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Virginia Beach, Virginia, Tallahassee, Florida and Shenzhen, China.  During 2013 and 2012, we expended approximately $5,900 and $7,200, respectively, on research and development, including $403 and $1,200, respectively, on customer sponsored research and development activities.  We expect that research and development expenditures in the future will be modestly higher than those in 2013, as new product development initiatives will drive our growth.  As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

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

Safety; Regulatory Matters; Environmental Considerations

Certain of the materials utilized in our batteries may pose safety problems if improperly used, stored, or handled. We have designed our batteries to minimize safety hazards both in manufacturing and use.

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

The European Union’s Restriction of Hazardous Substances (”RoHS”) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed, however, we cannot assure you that the cost of complying with such new regulations would not have a material effect on us.  Our commercial chargers are in compliance with this directive.  Additional European Union Directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive "on batteries and accumulators and waste batteries and accumulators", impose regulations affecting our non-defense products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

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

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework including similar hazardous substance restrictions as are imposed by the European Union’s RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China affecting a broad range of electronic products and parts.  Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect.  However, the methods under China RoHS only apply to EIP placed in the marketplace in China.  Additionally, the Marking Standard does not apply to components sold to OEM’s for use in other EIPs.  Our sales in China are limited to sales to OEM’s and to distributors who supply to OEM’s.  Should our sales strategy change to include direct sales to end-users, we believe our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers, that could have a material adverse effect on our business, financial condition and results of operations.  In 2013, 2012, and 2011, we spent approximately $38, $190, and $421, respectively, on environmental controls, including costs to properly dispose of potentially hazardous waste.

Since non-rechargeable and rechargeable lithium battery chemistries react adversely with water and water vapor, certain of our manufacturing processes must be performed in a controlled environment with low relative humidity.  Our Newark, New York and Shenzhen, China facilities contain dry rooms or glove box equipment, as well as specialized air-drying equipment.

In addition to the environmental regulations previously described, our products are subject to U.S. and international laws and regulations governing international trade and exports including but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries.

The ITAR is a set of United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act , and are described in the Code of Federal Regulations. The Department of State Directorate of Defense Trade Controls interprets and enforces ITAR. Its goal is to safeguard U.S. national security and further U.S. foreign policy objectives.

The related EAR are enforced and interpreted by the Bureau of Industry and Security in the Commerce Department. The Department of Defense is also involved in the review and approval process. Physical enforcement of import and export laws at border crossings is performed by Customs and Border Protection, an agency of the Department of Homeland Security.

Products and services developed and manufactured in our foreign locations are subject to the export and import controls of the nation in which the foreign location operates.

We believe we are in substantial compliance with these domestic and international export regulations. However, failure of compliance could have a material adverse effect on our business through possible fines, denial of export privileges, or loss of customers. Further, while we are not aware of any proposed changes to these regulations, any change in the scope or enforcement of export or import regulations or related legislation could have a material adverse affect on our business through increased costs of compliance or reduction in the international growth prospects available to us.

Our future estimated costs associated with our compliance with ITAR, EAR, and the foreign export and import controls we are subject to based on our current sales volumes are not significant. However, we continue to evaluate the impact of these regulations, and actual costs could differ from our current estimates.

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

Communications Systems

We are not currently aware of any  regulatory requirements regarding the disposal of communications products.

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether certain minerals (such as tantalum, tin, gold and tungsten), commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those minerals originated in the Democratic Republic of Congo or an adjoining country.  To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence and disclose whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained. The first report is due by May 31, 2014 for the 2013 calendar year and we are implementing appropriate measures to comply with such requirements.

Competition

Competition in both the battery and communications systems markets is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing batteries as well as companies producing communications systems. We compete on the basis of design flexibility, performance, price, reliability and customer support. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies or services that are currently under development or that may be developed in the future or that our competitors will not market competing products and services that obtain market acceptance more rapidly than ours.

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

Employees

As of December 31, 2013, we employed a total of 597 permanent and temporary employees: 51 in research and development, 442 in production and 104 in sales and administration.  None of our employees are represented by a labor union.

ITEM 1A.     RISK FACTORS

Our business faces many risks.  As such, prospective investors and shareholders should carefully consider and evaluate all of the risk factors described below as well as other factors discussed in this Annual Report on Form 10-K and in our other filings with the SEC.  Any of these factors could adversely affect our business, financial conduction and results of operations.  Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results.  These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in periodic reports on Form 10-Q and Form 10-K that we file with the SEC in the future.

A significant portion of our revenues is derived from a certain key customer.

  During the years ended December 31, 2013 and 2012, we had one major customer, a large defense primary contractor, which comprised 25% and 21% of our revenues, respectively in each year. There were no other customers that comprised greater than 10% of our total revenues during these years. The reduction, delay or cancellation of orders from this customer for any reason would reduce our revenue and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

Reductions in U.S. and foreign military spending could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2013 and 2012, approximately $52,300 or 66% and $66,200 or 65%, respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries.

We are highly dependent on sales to U.S. Government customers. The percentage of our net revenue that was derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $39,600 or 50% in 2013 and $43,700 or 43% in 2012. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue.  Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors.

Budget and appropriations decisions made by the U.S. Government, including possible future sequestration periods or other similar formulaic reductions in federal expenditures, are outside of our control and have long-term consequences for our business. A decline in U.S. military expenditures could result in a reduction in the military’s demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our efforts to develop new commercial applications for our products could be prolonged or could fail.

Although we are involved with developing certain products for new commercial applications, we cannot assure that acceptance of our products will occur due to the highly competitive nature of the business.  There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in these segments that will adopt our products for use in their products.  In addition, these companies must be successful with their products in their markets for us to gain increased business.  Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business and reduce our revenue and operating income.

A decline in demand for products using our batteries or communications systems could reduce demand for our products and/or our products could become obsolete.

A substantial portion of our business depends on the continued demand for products using our batteries and communications systems sold by our customers, including original equipment manufacturers.  Our success depends significantly upon the success of those customers’ products in the marketplace.  We are subject to many risks beyond our control that influence the success or failure of a particular product or service offered by a customer, including:

•	competition faced by the customer in its particular industry,
•	market acceptance of the customer’s product or service,
•	the engineering, sales, marketing and management capabilities of the customer,
•	technical challenges unrelated to our technology or products faced by the customer in developing its products or services, and
•	the financial and other resources of the customer.

For instance, in the years ended December 31, 2013 and 2012, 16% and 14% of our revenues, respectively, were comprised of sales of our 9-volt batteries, and of this, approximately 13% and 26%, respectively, pertained to sales to smoke alarm original equipment manufacturers.  If the retail demand for long-life smoke alarms decreases significantly or if innovation leads to alternative sources of power for long-life smoke alarms, this could have a material adverse effect on our business, financial condition and results of operations.

The market for our products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles.  Although we believe that our products are comprised of state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render our technologies and products obsolete or less marketable. Many of the companies with which we compete have substantially greater resources than we do, and some have the capacity and volume of business to be able to produce their products more efficiently than we can.  In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies.  If these companies successfully market their products in a manner that renders our technologies obsolete, this would reduce our revenue and operating income and could have other material adverse effects on our business, financial condition and results of operations.

The global recession that began in 2008 adversely affected and may continue to adversely affect our business and our industries, as well as the industries and businesses of many of our customers and suppliers.

In general, our operating results can be significantly affected by negative economic conditions, high labor, material and commodity costs and unforeseen changes in demand for our products and services. The global recession, and the sluggish pace of the recovery, resulted in a significant decrease in customer demand, diminished availability of credit and other capital, throughout in all of our end markets. The volatile domestic and global recessionary climate could continue to have a negative impact on demand for our products and services, which may directly reduce our sales and profitability.

Our quarterly and annual results and the price of our common stock could fluctuate significantly.

Our future operating results may vary significantly from quarter to quarter and from year to year depending on factors such as the timing and shipment of significant orders, new product introductions, U.S. and foreign government demand, delays in customer releases of purchase orders, delays in receiving raw materials from vendors, the mix of distribution channels through which we sell our products and services and general economic conditions.  Frequently, a substantial portion of our revenue in each quarter is generated from orders booked and fulfilled during that quarter.  As a result, revenue levels are difficult to predict for each quarter.  If revenue results are below expectations, operating results will be adversely affected as we have a sizeable base of fixed overhead costs that do not fluctuate much with the changes in revenue.  Due to such variances in operating results, we have sometimes failed to meet, and in the future may not meet, market expectations or even our own guidance regarding our future operating results.

In addition to the uncertainties of quarterly and annual operating results, future announcements concerning us or our competitors, including technological innovations or commercial products, litigation or public concerns as to the safety or commercial value of one or more of our products may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to our operating results.  These fluctuations, as well as general economic, political, competitive and market conditions, may have a material adverse effect on the market price of our common stock.

Our operations in China are subject to unique risks and uncertainties.

Our operating facility in China presents risks including, but not limited to, changes in local regulatory requirements, including changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to application and interpretation of local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations of currency, and currency revaluations, eminent domain claims, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of boycotts, and other civil disturbances that are outside of our control.  Any such disruptions could depress our earnings and have other material adverse effects on our business, financial condition and results of operations.

Any impairment of goodwill and indefinite-lived intangible assets, and other intangible assets, could negatively impact our results of operations.

Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or indefinite-lived intangible assets may be impaired.  Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.  Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.  We are constantly reviewing the costs and the benefits of retiring several of our current brands, the retirement of which could result in a non-cash impairment charge of the associated indefinite-lived intangible asset, reducing operating earnings by the associated amount or amounts on the balance sheet.  We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill and indefinite-lived intangible assets for the year ended December 31, 2013.  However, due to the narrow margin of passing the testing in 2013, there is potential that the McDowell - Communications Systems trademark may become partially or fully impaired in 2014 if the projected revenue targets are not met. As of December 31, 2013, the McDowell - Communications Systems trademark had a carrying value of $2,400.

Breaches in security and other disruptions, could diminish our ability to generate revenues or contain costs and negatively impact our business in other ways.

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security.  Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations.  The risks of a security breach or disruption, particularly through cyber attack or cyber intrusion, including actions taken by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.  Although we have acquired and developed systems and processes designed to protect our proprietary or classified information, they may not be sufficient and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, and weaken results of operations and liquidity.

Our growth and expansion strategy could strain or overwhelm our resources.

Rapid growth of our business could significantly strain management, operations and technical resources.  If  we are successful in obtaining rapid market growth of our products and services, we will be required to deliver large volumes of quality products and increased levels of services to customers on a timely basis at a reasonable cost.  For example, demand for our new or existing products combined with our ability to penetrate new markets and geographies, could strain the current capacity of our manufacturing facilities and require additional equipment and time to build a sufficient support infrastructure.  We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.

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

We are unable to predict the impact, severity or duration of negative publicity and how it may impact the industries or markets we serve.  Ongoing negative attention being given to lithium ion batteries that are integrated into the power systems of new commercial aircraft and electric motor vehicles may have an impact on the lithium ion battery industry as a whole, regardless of the designed usage of those batteries. The residual effects of such events could have an adverse effect on our business, financial condition, and results of operations.

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

The loss of top management and key personnel could significantly harm our business, and the ability to put in place a succession plan and recruit experienced, competent management is critical to the success of our business.  The continuity of our officers and executive team are vital to the successful implementation of our business model and growth strategy designed to deliver sustainable, consistent profitability.  A top management priority has been the development and implementation of a formal succession plan to mitigate the risks associated with the loss of senior executives. There is no guarantee that we will be successful in our efforts to effectively implement our succession plan.

Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, sales, engineering and technical staffs.  The loss of these employees could have a material adverse effect on our business, financial condition and results of operations.  Our ability to effectively pursue our business strategy will depend upon, among other factors, the successful retention of our key personnel, recruitment of additional highly skilled and experienced managerial, sales, engineering and technical personnel, and the integration of such personnel obtained through business acquisitions.  We cannot assure that we will be able to retain or recruit this type of personnel.  An inability to hire sufficient numbers of people or to find people with the desired skills could result in greater demands being placed on limited management resources which could delay or impede the execution of our business plans and have other material adverse effects on our business, financial condition and results of operations.

Our supply of raw materials and components could be disrupted.

Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available.  Due to our involvement with supplying defense products to the government, we could receive a government preference to continue to obtain critical supplies to meet military production needs.  However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. Although we believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations.  We have experienced interruptions of product deliveries by sole source suppliers in the past, and we cannot guarantee that we will not experience a material interruption of deliveries from sole source suppliers in the future.  Additionally, we could face increasing pricing pressure from our suppliers dependent upon volume due to rising costs by these suppliers that could be passed on to us in higher prices for our raw materials, which could increase our cost of business, lower our margins and have other materially adverse effects on our business, financial condition and results of operations.

Our customers may not meet the volume expectations in our supply agreements.

We sell most of our products and services through supply agreements and contracts.  While supply agreements and contracts contain volume-based pricing based on expected volumes, we cannot assure that such adjustments will be made under current industry practices, pricing is rarely adjusted retroactively when contract volumes are not achieved.  Every effort is made to adjust future prices accordingly, but our ability to adjust prices is generally based on market conditions and we may not be able to adjust prices in various circumstances.

Any inability to protect our proprietary and intellectual property could allow our competitors and others to produce competing products based on our proprietary and intellectual property.

We believe our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights.  We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes.  We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology.  We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners.  There can be no assurance as to the degree of protection these contractual measures may or will afford.  We have had patents issued and have patent applications pending in the U.S. and elsewhere.  We cannot assure (1) that patents will be issued from any of these pending applications, or that the claims allowed under any patents will be sufficiently broad to protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection any patents or patent applications may or will afford.  If we are found to be infringing third party patents, we cannot assure that we will not be subjected to significant damages or will be able to obtain licenses with respect to such patents on acceptable terms, if at all.  The failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.

Our ability to use our Net Operating Loss Carryforwards in the future may be limited, which could increase our tax liabilities and reduce our net income.

At December 31, 2013, we had approximately $62,152 of U.S. and U.K. net operating loss carryforwards (“NOL’s”) available to offset future taxable income.  We continually assess the carrying value of this asset based on the relevant accounting standards.  As of December 31, 2013, we reflected a full valuation allowance against our deferred tax asset to the extent the asset is not able to be offset by future reversing temporary differences.  As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced.  In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.

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

We maintain manufacturing operations in North America, Europe and Asia, and we export products to various countries.  We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased.  In addition, our foreign subsidiaries maintain their books in local currency, and the translation of those subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results, due to changes in local currency relative to the U.S. dollar.  Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income.

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

When a government contract is awarded, there is a government procedure that permits unsuccessful companies to formally protest such award if they believe they were unjustly treated in the evaluation process.  As a result of these protests, the government is precluded from proceeding under these contracts until the protests are resolved.  A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have material adverse effects on our business, financial condition and results of operations.

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

Any inability to comply with changes to the regulations for the shipment of our products could limit our ability to transport our products to customers in a cost-effective manner and reduce our operating income and margins.

The transportation of lithium batteries is regulated by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”) and in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria.  We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations.  These regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons.  We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations.  We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed.  We have established our own testing facilities to ensure that we comply with these regulations.  If we are unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could reduce our operating income and margins, and have other material adverse effects on our business, financial condition and results of operations.

We are subject to certain safety risks, including the risk of fire, inherent in the manufacture, use and transportation of lithium batteries.

Due to the high energy inherent in lithium batteries, our lithium batteries can pose certain safety risks, including the risk of fire.  We incorporate procedures in research, development, product design, manufacturing processes and the transportation of lithium batteries that are intended to minimize safety risks, but we cannot assure that accidents will not occur or that our products will not be subject to recall for safety concerns.  Although we currently carry insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at the manufacturing facilities or from the use of the products, may result in significant production delays or claims for damages resulting from injuries or death.  While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of losses could reduce our operating income and have other material adverse effects on our business, financial condition and results of operation.

We may incur significant costs because of known and unknown environmental matters.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries.  We use and generate a variety of chemicals and other hazardous by-products in our manufacturing operations.  These environmental laws govern, among other things, air emissions, wastewater discharges and the handling, storage and release of wastes and hazardous substances.  Such laws and regulations can be complex and change.  Although we believe that our operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at our present or former facilities or at facilities to which we have sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.  There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or how these regulations will affect us or our customers.  Such changes in regulations could reduce our operating income and margins and have other material adverse effects on our business, financial condition and results of operations.  We could incur substantial costs, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims, as a result of violations of environmental laws. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect the operations of the facilities involved.  Under certain environmental laws, a current or previous owner or operator of an environmentally contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property.  This liability could result whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials.

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

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework, including similar hazardous substance restrictions as are imposed by the European Union’s RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China affecting a broad range of electronic products and parts.  Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect.  However, the methods under China RoHS only apply to EIP placed in the marketplace in China.  Additionally, the Marking Standard does not apply to components sold to OEMs for use in other EIPs.  Our sales in China are limited to sales to OEMs and to distributors who supply to OEMs.  Should our sales strategy change to include direct sales to end-users, we believe our compliance system is sufficient to meet our requirements under China RoHS.  Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant.  However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

A number of domestic and international communities are prohibiting the landfill disposal of batteries and requiring companies to make provisions for product recycling.  Of particular note are the European Union’s Batteries Directive and the New York State Rechargeable Battery Recycling law.  We are committed to responsible product stewardship and ongoing compliance with these and future regulations.  The compliance costs associated with current recycling regulations are not expected to be significant at this time.  However, we continue to evaluate the impact of these regulations, and actual costs could differ from our current estimates and additional laws could be enacted by these and other states which entail greater costs of compliance.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

As of December 31, 2013, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment.  Our corporate headquarters are located in our Newark, New York facility.  In addition, we lease approximately 3,500 square feet in a facility based in Abingdon, England, serving the operations in the Battery and Energy Services Products operating segment. We also lease approximately 130,000 square feet in four buildings on one campus in Shenzhen, China, which serve operations in the Battery & Energy Products operating segment.  The Shenzhen, China campus location includes dormitory facilities.  See note 12 within our financial statements for further discussion on the status of our China facility. We lease approximately 32,500 square feet in a facility based in Virginia Beach, Virginia, which serve operations in the Communications Systems operating segment.  We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serves operations in the Battery & Energy Products operating segment.  Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in Tallahassee, Florida and at our facility in Virginia Beach, Virginia. On occasion, we rent additional warehouse space to store inventory and non-operational equipment.  We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services continues to grow.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Ultralife’s common stock is listed on the NASDAQ Global Market under the symbol “ULBI.”

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2012 and 2013:

	Closing Sales Prices
	High	Low
2012:
Quarter ended April 1, 2012	$5.45	$4.02
Quarter ended July 1, 2012	5.17	3.60
Quarter ended September 30, 2012	3.94	2.67
Quarter ended December 31, 2012	3.53	2.58

2013:
Quarter ended March 31, 2013	$4.47	$2.94
Quarter ended June 30, 2013	4.24	3.42
Quarter ended September 29, 2013	4.10	3.47
Quarter ended December 31, 2013	4.47	3.30

Holders

As of March 7, 2013, there were 351 registered holders of record of our common stock.

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

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers, reduced U.S. defense spending, including the uncertainty associated with government budget approvals, the successful commercialization of our products, future demand for our products, technological innovations in the non-rechargeable and rechargeable battery industries, general domestic and global economic conditions, significant fluctuations in our periodic results and stock price, the unique risks associated with our Chinese operations, the impairment of our intangible assets, business disruptions, including those caused by fires, our resources being overwhelmed by our growth prospects, residual effects of negative news related to our industries, loss of top management, raw material supplies, competition and customer strategies, government and environmental regulations, the process of U.S. defense procurement, finalization of non-bid government contracts, changes in our business strategy or development plans, capital deployment, and other risks and uncertainties, certain of which are beyond our control.  Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.  When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

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

General

We offer products and services ranging from portable power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, communications and electronics systems and accessories and custom engineered systems.  We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments.

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

On February 16, 2012, we announced our intention to divest our RedBlack Communications, Inc. (“RedBlack”) business.  As a result of management’s ongoing review of our business portfolio, management had determined that RedBlack offered limited opportunities to achieve the operating thresholds of our new business model.

On September 28, 2012, we entered into and closed a Stock Purchase Agreement to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc. (the “Agreement”).  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  In addition, there was a customary post-closing working capital adjustment to the purchase price of $125 recorded in 2013.  The Agreement contains customary representations and warranties that survive the closing the closing for a period of two or three years.  The Agreement also contains customary indemnification for breaches of the representations and warranties identified in the Agreement.  Pursuant to the Agreement, we are prohibited from engaging or participating with any current customer of RedBlack in any business, directly or indirectly, that competes with the business conducted by RedBlack for two years.  We are also prohibited from hiring, soliciting, or recruiting any current employee, independent contractor, or consultant of BCF Solutions, Inc. or RedBlack for two years.

Commencing with the first quarter of 2012, the results of the RedBlack operations and related divestiture costs have been reported as a discontinued operation.  Certain items included within income from discontinued operations are based upon management’s best estimates as of the date of sale and may change should our estimates be different from our actual experience.

During the fourth quarter of 2012, we elected not to renew the lease for its U.K. manufacturing facility which expired on March 24, 2013, and to relocate our sales and services operations to a smaller facility.   As a result of this decision, we were required to restore the facility back to its original condition per a previous contractual commitment.  The estimated costs associated with the restoration total approximately $950 of which $200 was recorded in fourth quarter of 2012 as general & administrative expenses and $750 was recorded as discontinued operations. This liability was settled in the first quarter of 2013 resulting in a gain from discontinued operations of $241. In addition, our decision to relocate is generating net savings of approximately $500 on an annualized basis.

Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.

Overview

Consolidated revenues decreased by $22,822 or 22.5% to $78,835 for the year-ended December 31, 2013 compared to $101,657 during the year ended December 31, 2012.  This decrease was caused by declining revenues in both our Battery & Energy Products and Communications Systems segments in 2013 when compared to 2012, primarily due to lower government and defense sales resulting from budget and sequestration uncertainties. Gross margin increased to 28.7% for the year ended December 31, 2013, as opposed to 28.3% for the year ended December 31, 2012, due primarily to productivity improvements resulting from our Lean initiatives, increased pricing for some of our products and product mix.

Operating expenses decreased by $5,599 or 19.4% to $23,245 during the year ended December 31, 2013, compared to $28,844 during the year ended December 31, 2012, reflecting the rightsizing of our businesses in line with our revenues.  The decreased spending primarily resulted from more focused spending in our research and development activities and our continued efforts to reduce discretionary general and administrative expenses.   Operating expenses as a percentage of revenues increased from 28.4% in 2012 to 29.5% in 2013 due to the impact of lower revenues in the current year.

Net loss from continuing operations was $1,088, or $0.06 per share, for the year ended December 31, 2013, compared to a net loss from continuing operations of $1,128, or $0.06 per share, for the year ended December 31, 2012.  Net income from discontinued operations, net of tax, was $128, or $0.01 per share, for the year ended December 31, 2013, compared to a net loss, net of tax of $501, or $0.03 per share, for the year ended December 31, 2012.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our continuing operations, amounted to $3,874 for the year ended December 31, 2013 compared to $5,054 for the prior period.  See the section “Adjusted EBITDA” beginning on page 29 for a reconciliation of Adjusted EBITDA to net loss attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with total cash of $16,489, a $6,411 improvement over the cash position of $10,078 as of December 31, 2012.  We had no debt as of December 31, 2013.  Our inventory levels decreased by $4,317, or 14.2%, to $26,053 at the end of 2013 from $30,370 at the end of 2012 due primarily to more focused inventory management and planning.

Outlook

For 2014, management expects mid-single digit organic revenue growth, despite anticipated continued constraints on global government spending.  Based on this outlook for revenue growth and the improvements made to the business model in 2013, management expects to increase operating profit for the year and generate a mid-single digit operating margin.

Management cautions that the timing of orders and shipments may cause variability in quarterly results.

Results of Operations

Year Ended December 31, 2013 Compared With the Year Ended December 31, 2012

	Year Ended		Increase /
	12/31/2013	12/31/2012	(Decrease)

Revenues	$78,835	$101,657	$(22,822)
Cost of products sold	56,214	72,927	(16,713)
Gross margin	22,621	28,730	(6,109)
Operating expenses	23,245	28,844	(5,599)
Operating income (loss)	(624)	(114)	(510)
Other expense, net	(225)	(460)	235
Income (loss) from continuing operations before taxes	(849)	(574)	(275)
Income tax provision	239	554	(315)
Net income (loss) from continuing operations	(1,088)	(1,128)	40
Loss from discontinued operations, net of tax	128	(501)	629
Net loss	(960)	(1,629)	669
Net loss attributable to noncontrolling interest	34	31	3
Net loss attributable to Ultralife	$(926)	$(1,598)	672
Net income (loss) attributable to Ultralife common shares - basic
Continuing operations	$(0.06)	$(0.06)	$0.00
Discontinued operations	$0.01	$(0.03)	$0.04
Net income (loss) attributable to Ultralife common shares - diluted
Continuing operations	$(0.06)	$(0.06)	$0.00
Discontinued operations	$0.01	$(0.03)	$0.04

Weighted average shares outstanding-basic	17,465,000	17,403,000	62,000
Weighted average shares outstanding-diluted	17,465,000	17,403,000	62,000

Revenues.   Total revenues for the year ended December 31, 2013 amounted to $78,835, a decrease of $22,822, or 22.5% from the $101,657 reported for the year ended December 31, 2012.

 Battery & Energy Products revenues decreased $14,007, or 19.7%, to $57,077 for the year ended December 31, 2013 from the $71,084 reported for the year ended December 31, 2012 due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries and charger systems, lower sales of 9-volt batteries resulting from the selloff of the remaining legacy products in the first quarter of 2012 with the introduction of our new battery design, as well as large orders for our M-1 primary battery products during 2012.

Communications Systems revenues decreased $8,815, or 28.8%, from $30,573 for the year ended December 31, 2012 to $21,758 for the year ended December 31, 2013. The year-over-year decline reflects timing delays due to the government furloughs and shutdown, which has heightened the uncertainty of converting Communication Systems’ sales opportunities as planned, as well as shipments of SATCOM units in the amount of approximately $3,400 to a large prime contractor which services the US Department of Defense during the third quarter of 2012 and the shipment of orders under a soldier modernization program of an international allied military in the fourth quarter of 2012.

Cost of Products Sold.   Cost of products sold decreased $16,713 or 22.9%, from $72,927 for the year ended December 31, 2012 to $56,214 for the year ended December 31, 2013.  Consolidated cost of products sold as a percentage of total revenue decreased slightly from 71.7% for the year ended December 31, 2012 to 71.3% for the year ended December 31, 2013.  Correspondingly, consolidated gross margin was 28.7% for the year ended December 31, 2013, compared with a gross margin of 28.3% for the year ended December 31, 2012.  The increase in margin is primarily attributable to productivity gains in both businesses resulting from our Lean initiatives and favorable product mix.

In our Battery & Energy Products segment, the cost of products sold decreased $10,783, from $53,522 for the year ended December 31, 2012 to $42,739 for the year ended December 31, 2013.  Battery & Energy Products gross margin for 2013 was $14,338 or 25.1%, a decrease of $3,224 from 2012’s gross margin of $17,562, or 24.7%.  Battery & Energy Products’ gross margin increased by 40 basis points for the twelve-month period ended December 31, 2013, primarily as a result of productivity gains from reductions in labor and overhead spending and, to a lesser extent, receipts of property tax credits relating to prior years.

In our Communications Systems segment, the cost of products sold decreased $5,930 from $19,405 for the year ended December 31, 2012 to $13,475 for the year ended December 31, 2013.  Communications Systems gross margin for 2013 was $8,283, or 38.1%, a decrease of $2,885 from 2012’s gross margin of $11,168, or 36.5%.  The 160 basis point increase in gross margin year-over-year is due to more favorable product mix, productivity improvements, and the non-recurrence of a reserve in 2012 of approximately $200 related to a request by a strategically important customer for certain product upgrades.

Operating Expenses.  Operating expenses decreased by $5,599, or 19.4%, from $28,844 for the year ended December 31, 2012 to $23,245 for the current period, reflecting more focused spending in our research and development activities, actions to reduce discretionary general and administrative expenses, and reduced sales commissions.  Overall, operating expenses as a percentage of revenues increased to 29.5% in 2013 from 28.4% reported for the prior year, due to the impact of lower revenues in 2013.  Amortization expense associated with intangible assets related to our acquisitions was $497 for 2012 ($237 in selling, general and administrative expenses and $260 in research and development costs), compared with $402 for 2013 ($179 in selling, general, and administrative expenses and $223 in research and development costs).  Research and development costs were $5,859 in 2013, a decrease of $1,357 or 18.8%, over the $7,216 reported in 2012.  Selling, general, and administrative expenses decreased $4,242, or 19.6%, to $17,386 for the year ended December 31, 2013 from $21,628 for the year ended December 31, 2012, reflecting on-going actions to reduce discretionary general and administrative expenses and a reduction in sales commissions from the prior year period.

Other Income (Expense).  Other income (expense) totaled ($225) for the year ended December 31, 2013, compared to ($460) for the year ended December 31, 2012.  Interest expense, net of interest income, decreased $237, from $436 during 2012 to $199 during 2013, as a result of no draws under our revolving credit facilities during the course of 2013 and a reduction in the unused line fee associated with our new Credit Facility with PNC, as herein defined.  Miscellaneous expense amounted to $26 for 2013, mainly unchanged from the $24 in 2012, and was primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We recorded a tax provision of $239 for the year ended December 31, 2013 compared with a tax provision of $554 for the same period of 2012.  The expense is primarily due to (a) the income reported for our China operations during the periods, and (b) the recognition of deferred tax liabilities generated from the amortization of goodwill and certain intangible assets for tax purposes that cannot be predicted to reverse for book purposes during our loss carryforward periods. The decrease year over year is also partially attributable to a reduction in our effective tax rate in China. The effective consolidated tax rate for the years ended December 31, 2013 and 2012 was:

	Years Ended December 31,
	2013	2012
Income (Loss) before Incomes Taxes (a)	$(849)	$(574)

Total Income Tax Provision (Benefit) (b)	$239	$554

Effective Tax Rate (b/a)	28.2%	96.5%

In 2013 and 2012, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences.  This results from the conclusion that it is more likely than not that we would not utilize our U.S. and U.K. NOL’s that had accumulated over time.  The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative.  The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2013.   We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under Financial Accounting Standards Board’s (“FASB”) guidance on the accounting for income taxes.  (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.)

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income.  This limitation did not have an impact on income taxes determined for 2013 and 2012.  The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations.  Income from discontinued operations, net of tax, totaled $128 for the year ended December 31, 2013, compared to a loss of $501 in the same period of 2012.  The 2013 income is primarily due to lower than anticipated restoration costs related to our decision to not renew the U.K. facility lease in the beginning of 2013, offset slightly by working capital adjustments related to the sale of the RedBlack operations.  Discontinued operations for 2012 included the discontinued operations of our U.K. and RedBlack entities. For more information, see Note 2 to the Consolidated Financial Statements.

Net Loss Attributable to Ultralife.  Net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per share were $926 and $0.05, respectively, for the year ended December 31, 2013, compared to net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per share of $1,598 and $0.09, respectively, for the year ended December 31, 2012, primarily as a result of the reasons described above.  Average common shares outstanding used to compute earnings per share increased from 17,403,000 in 2012 to 17,465,000 in 2013, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

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

d.
although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting for certain of our U.K. operations that were not transferred to our facilities in Newark, NY and divesting our RedBlack Communications business; and

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally.  Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Years ended December 31,
	2013	2012

Net loss attributable to Ultralife	$(926)	$(1,598)
Add: interest expense, net	199	436
Add: income tax provision	239	554
Add: depreciation	2,957	3,285
Add: amortization of intangible assets	402	497
Add: stock-based compensation expense	1,131	1,379
Add (less) : loss (gain) from discontinued operations, net of tax	(128)	501

Adjusted EBITDA	$3,874	$5,054

Liquidity and Capital Resources

Cash Flows and General Business Matters

The following cash flow information is being presented net of continuing and discontinued operations.

As of December 31, 2013, cash and cash equivalents totaled $16,066, an increase of $6,410 from the beginning of the year.  During the year ended December 31, 2013, we generated $6,897 of cash from operating activities as compared to generating $4,768 of cash for the year ended December 31, 2012.  In 2013, the cash generated from operating activities was caused by our net loss of $960 plus an add back of $4,562 for non-cash expenses of depreciation, amortization, and stock-based compensation. Working capital changes accounted for $4,169 of the operating cash generation, due mainly to a decrease in accounts receivable and inventory reductions, offset by a decline in our accounts payable and other liabilities. The cash from operating activities provided in 2012 was mainly attributable to our net loss of $1,629, plus an add back of $5,343 for non-cash expenses of depreciation, amortization and stock-based compensation and a loss from discontinued operations, net of tax of $501. Approximately $823 of cash was generated from working capital due mainly to decreases in our inventory due to the continued focus on improving inventory management, a decrease in our insurance receivable relating to fires and a decrease in accounts receivable. These cash generations were offset partially by a decrease in our accounts payable.

We used $269 in cash for investing activities during 2013 compared with $812 in cash used for investing activities in 2012. In 2013, we spent $766 to purchase plant, property, and equipment and decreased our restricted cash by $2. Offsetting these outlays was a cash inflow from our divestiture of RedBlack Communications of $499 relating to the settlement of working capital adjustments.  In 2012, we spent $2,685 to purchase plant, property and equipment and increased our restricted cash by $260. Offsetting these outlays was a cash inflow from our divesture of RedBlack Communications of $2,133.

We received $12 and $115 in 2013 and 2012, respectively, in funds from financing activities. The financing activities in both years were solely due to the proceeds of the issuance of our common stock in connection with the exercise of stock options by our employees.

Although we booked a full reserve for our deferred tax asset during and continued to carry this reserve as of December 31, 2013 and 2012, we continue to have significant U.S. NOL’s available to us to utilize as an offset to taxable income.  As of December 31, 2013, none of our U.S. NOL’s have expired.  See Note 8 in the Notes to the Consolidated Financial Statements for additional information.

Inventory turnover for the year ended December 31, 2013 averaged 1.9 turns compared to 2.2 turns for 2012. The decrease in this metric is due mainly to lower sales year over year offset slightly by a reduction in average inventory over that same period.

 Our order backlog at December 31, 2013 was approximately $6,316, lower than the $12,599 in prior years, mostly due to continued delays in government orders and the fulfillment of a large multi-year order for RF amplifiers and accessories in support of force modernization in a foreign country in 2013.  The majority of the backlog was related to orders that are expected to ship throughout 2014.

As of December 31, 2013, we had made commitments to purchase approximately $221 of production machinery and equipment, which we expect to fund through operating cash flows.

Debt and Lease Commitments

On May 24, 2013, we entered into a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC”) to establish a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit subfacility (the “Credit Facility”).  The Credit Agreement provides that the Credit Facility may be increased with PNC’s concurrence to $35 million prior to the last six months of the term and expires on May 24, 2017.  The Credit Facility replaces the prior credit facility with RBS Business Capital, a division of RBS Asset Finance, Inc., which expired in accordance with its terms on May 15, 2013, with no debt outstanding.

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

Interest is payable quarterly and will accrue on outstanding indebtedness under the Credit Agreement at the alternate base rate, as defined in the Credit Agreement, plus the applicable margin or at the one, two or three month LIBOR rate plus the applicable margin as selected by us from time to time and listed below.

Quarterly Average Undrawn Borrowing Availability	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Rate Loans

Greater than $8,000,000	1.00%	2.00%
$5,000,000 up to $8,000,000	1.25%	2.25%
Less than $5,000,000	1.50%	2.50%

We must pay a fee on the Credit Facility’s unused availability of 0.375% per annum and customary letter of credit fees in addition to various collateral monitoring and related fees and expenses.

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended.  As of December 31, 2013, we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of December 31, 2013, we had $-0- outstanding under the Credit Facility, an applicable interest rate of 2.17%, approximately $12,969 of borrowing capacity in addition to our unrestricted cash on hand of $16,066, and no outstanding letters of credit related to the Credit Facility.

See Note 5 in the Notes to Consolidated Financial Statements for additional information.

Other Matters

With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for up to one year from the date of purchase.   With respect to our communications accessory products, we typically offer a three-year warranty.  We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues.  There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves would be sufficient.  This could have a material adverse effect on our business, financial condition and results of operations.

We are currently participating in and providing technical assistance in support of an investigation conducted by a downstream customer and regulatory authorities with regard to a fire that occurred in the third quarter of 2013 in an unoccupied and parked Boeing 787 Dreamliner aircraft.

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

Impairment of Long-Lived Assets:
We regularly assess all of our long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows.  The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment charge is recognized.

Environmental Issues:
Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on environmental remediation liabilities.  Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

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

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed. Similarly, the analysis for indefinite-lived intangible assets consists of review of various qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset is not impaired.  If a conclusion that it is more likely than not that the indefinite-lived asset is not impaired cannot be supported, or at our discretion, quantitative impairment steps are performed.

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

We conduct our annual impairment analysis for goodwill and intangible assets with indefinite lives in October of each fiscal year.  For 2013, we identified three goodwill reporting units for analysis. We performed a quantitative analysis on all of our reporting units as of September 29, 2013 due to the early test of our McDowell – Communications Systems trademark in the third quarter of 2013 and due to the length of time lapsed in our quantitative assessment of our remaining reporting units. This testing indicated no impairment.

For 2013, we identified four trademarks for analysis. We performed an early impairment test on the McDowell – Communications Systems trademark and annual quantitative tests on the remaining three trademarks. No impairment of any trademark tested was indicated. However, due to the narrow margin of passing the testing in 2013, there is potential that the McDowell - Communications Systems trademark may become partially or fully impaired in 2014 if the projected revenue targets are not met. As of December 31, 2013, the McDowell - Communications Systems trademark had a carrying value of $2,400.

Stock-Based Compensation:
We follow the provisions of FASB’s guidance on share-based payments, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  We calculate expected volatility for stock options by taking an average of historical volatility over the past five years and a computation of implied volatility.  The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant.  If required, our market based awards are valued using a Monte Carlo simulation.

Income Taxes:
We apply FASB’s guidance in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.

In 2013 and 2012, in the U.S. and the U.K., we continued to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences.  This results from the conclusion that it is more likely than not that we would not be able to utilize our U.S. and U.K. Net Operating Losses (“NOL’s”) that had accumulated over time.  The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative.  The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2013.   We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes.  We currently carry a deferred tax asset in China that we have determined does not require a valuation allowance as we are more likely than not to fully utilize the NOL in China.  We continually assess the carrying value of this asset based on relevant accounting standards.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 37.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ultralife Corporation

We have audited the accompanying consolidated balance sheet of Ultralife Corporation as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2013.  Ultralife Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bonadio & Co., LLP
Pittsford, New York
March 14, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ultralife Corporation
Newark, New York

We have audited the accompanying consolidated balance sheet of Ultralife Corporation as of December 31, 2012 and the related consolidated statement of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2012.  These financial statements are the responsibility of Ultralife Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Troy, Michigan
March 15, 2013

ULTRALIFE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$16,066	$9,656
Restricted cash	423	422
Trade accounts receivable, net of allowance for doubtful accounts of $288 and $322, respectively	14,238	20,913
Inventories	26,053	30,370
Due from insurance company	430	723
Deferred tax asset - current	91	120
Income taxes receivable	0	28
Prepaid expenses and other current assets	1,357	1,590

Total current assets	58,658	63,822

Property, plant and equipment, net	10,202	12,415

Other assets:
Goodwill	16,419	16,344
Intangible assets, net	4,646	5,039
Security deposits and other long-term assets	269	98
	21,334	21,481

Total Assets	$90,194	$97,718

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt and capital lease obligations	$-	$-
Accounts payable	7,053	11,357
Income taxes payable	94	2
Accrued compensation	1,279	2,049
Accrued vacation	629	603
Deferred revenue	-	1,851
Deferred tax liability - current	9	-
Other current liabilities	2,960	4,030
Total current liabilities	12,024	19,892

Long-term liabilities:
Debt and capital lease obligations	-	-
Deferred tax liability - long-term	4,242	4,160
Other long-term liabilities	283	210
Total long-term liabilities	4,525	4,370

Commitments and contingencies (Note 6)

Shareholders' equity:
Ultralife equity:
Preferred stock, par value $0.10 per share, authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, par value $0.10 per share, authorized 40,000,000 shares; issued - 18,851,579 and 18,828,734, respectively	1,888	1,886
Capital in excess of par value	174,932	173,791
Accumulated other comprehensive income (loss)	(614)	(620)
Accumulated deficit	(94,804)	(93,878)
	81,402	81,179

Less --Treasury stock, at cost - 1,372,757 shares outstanding in each year	7,658	7,658
Total Ultralife equity	73,744	73,521

Noncontrolling interest	(99)	(65)
Total shareholders' equity	73,645	73,456

Total Liabilities and Shareholders' Equity	$90,194	$97,718

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2013	2012

Revenues	$78,835	$101,657
Cost of products sold	56,214	72,927

Gross profit	22,621	28,730

Operating expenses:
Research and development (including $223 and $260 of amortization of intangible assets, respectively)	5,859	7,216
Selling, general, and administrative (including $179 and $237 of amortization of intangible assets, respectively)	17,386	21,628
Total operating expenses	23,245	28,844

Operating loss	(624)	(114)

Other income (expense):
Interest income	39	4
Interest expense	(238)	(440)
Miscellaneous	(26)	(24)
Loss from continuing operations before income taxes	(849)	(574)

Income tax provision - current	94	539
Income tax provision - deferred	145	15
Total income taxes provision	239	554

Net loss from continuing operations	(1,088)	(1,128)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	128	(501)

Net loss	(960)	(1,629)

Net loss attributable to noncontrolling interest	34	31

Net loss attributable to Ultralife	$(926)	$(1,598)

Other comprehensive income (loss):
Foreign currency translation adjustments	6	365

Comprehensive income (loss) loss attributable to Ultralife	$(920)	$(1,233)

Net income (loss) attributable to Ultralife common shareholders - basic
Continuing operations	$(0.06)	$(0.06)
Discontinued operations	$0.01	$(0.03)
Total	$(0.05)	$(0.09)

Net income (loss) attributable to Ultralife common shareholders - diluted
Continuing operations	$(0.06)	$(0.06)
Discontinued operations	$0.01	$(0.03)
Total	$(0.05)	$(0.09)

Weighted average shares outstanding - basic	17,465	17,403
Weighted average shares outstanding - diluted	17,465	17,403

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in excess of Par Value	Foreign Currency Translation Adjustment	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance as of December 31, 2011	18,716,921	$1,874	$172,309	$(985)	$(92,280)	$(7,658)	$(34)	$73,226

Net loss					(1,598)		(31)	(1,629)
Foreign currency translation adjustments				365				365
Stock-based compensation related to stock options			1,073			-		1,073
Shares issued to directors	83,813	9	298					307
Shares issued under stock option exercises	28,000	3	111					114

Balance as of December 31, 2012	18,828,734	$1,886	$173,791	$(620)	$(93,878)	$(7,658)	$(65)	$73,456

Net loss					(926)		(34)	(960)
Foreign currency translation adjustments				6				6
Stock-based compensation related to stock options			774			-		774
Stock-based compensation related to restricted stock			284					284
Shares issued to directors	19,845	2	71					73
Shares issued under stock option exercises	3,000	-	12					12

Balance as of December 31, 2013	18,851,579	$1,888	$174,932	$(614)	$(94,804)	$(7,658)	$(99)	$73,645

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ULTRALIFE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(960)	$(1,629)
(Income) loss from discontinued operations, net of tax	(128)	501
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization of financing fees	3,029	3,467
Amortization of intangible assets	402	497
Loss on long-lived asset disposal and write-offs	56	13
Foreign exchange loss	15	43
Non-cash stock-based compensation	1,131	1,379
Changes in deferred income taxes	113	15
Provision (gain) for the allowance for accounts receivable	29	9
Provision for inventory obsolescence	19	375
Provision for warranty charges	20	370
Changes in operating assets and liabilities:
Accounts receivable	6,694	1,183
Inventories	4,399	4,122
Due from insurance company	316	1,019
Income taxes receivable	29	194
Prepaid expenses and other current assets	(647)	(75)
Income taxes payable	92	(9)
Accounts payable and other liabilities	(6,714)	(5,611)
Net cash provided by operating activities from continuing operations	7,895	5,863
Net cash used in operating activities from discontinued operations	(998)	(1,095)
Net cash provided by operating activities	6,897	4,768

INVESTING ACTIVITIES
Purchase of property and equipment	(766)	(2,685)
Change in restricted cash	(2)	(260)
Net cash used in investing activities from continuing operations	(768)	(2,945)
Net cash provided from (used in) investing activities from discontinued operations	499	2,133
Net cash used in investing activities	(269)	(812)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	12	115
Net cash used in financing activities from continuing operations	12	115
Net cash used in financing activities from discontinued operations	-	-
Net cash used in financing activities	12	115

Effect of exchange rate changes on cash	(230)	265

Change in cash and cash equivalents	6,410	4,336

Cash and cash equivalents at beginning of period	9,656	5,320

Cash and cash equivalents at end of period	$16,066	$9,656

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$107	$237
Cash paid for income taxes	$100	$357

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

Operations of RedBlack Communications, Inc. (“RedBlack”), our divested company and certain components of UK operations are reported as discontinued operations.

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

Our cash balances may at times exceed federally insured limits.  We have not experienced any losses in these accounts and believe we are not exposed to any significant risk with respect to cash and cash equivalents.

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

Changes in our allowance for doubtful accounts during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Balance at beginning of year	$322	$683
Amounts charged to expense	29	9
Uncollectible accounts written-off, net of recovery	(63)	(370)
Balance at end of year	$288	$322

The significant uncollectible accounts written off in 2012 relate to previously recorded bad debts of our now discontinued Energy Services business.

g.             Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.  We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

h.             Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Estimated useful lives are as follows:

Buildings (years)	10	–	20
Machinery and Equipment (years)	5	–	10
Furniture and Fixtures (years)	3	–	10
Computer Hardware and Software (years)	3	–	5
Leasehold Improvements	Lesser of useful life or lease term

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

i.               Long-Lived Assets, Goodwill and Intangibles

We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable.  For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment.  Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows.  The discount rate used by us in our evaluation approximates our weighted average cost of capital.  If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized.  We did not record any material impairments of long-lived assets in the years ended December 31, 2013 or 2012.

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

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed. Similarly, the analysis for indefinite-lived intangible assets consists of review of various qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset is not impaired.  If a conclusion that it is more likely than not that the indefinite-lived asset is not impaired cannot be supported, or at our discretion, quantitative impairment steps are performed.

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

There were no impairments of goodwill and intangible assets with indefinite lives in the years ended December 31, 2013 and 2012.

Based on the final valuations for amortizable intangible assets acquired in the AMTI acquisition during 2009, and the ABLE and McDowell acquisitions during 2006, we project our amortization expense will be approximately $309, $229, $167, $122, and $86 for the fiscal years ending December 31, 2014 through 2018, respectively.

j.              Translation of Foreign Currency

The financial statements of our foreign subsidiaries are translated into U.S. dollar equivalents in accordance with FASB’s guidance for foreign currency translation, with translation adjustments recorded as a component of accumulated other comprehensive income.  Exchange losses relate to foreign currency transactions included in net loss for the years ended December 31, 2013 and 2012 were $15 and $43, respectively.

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

n.             Advertising Expenses

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.  Such expenses amounted to $413 and $538 for the years ended December 31, 2013 and 2012.

o.             Research and Development

Research and development expenditures are charged to operations as incurred.  The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services.

In 2011, we entered into a collaboration agreement with The New York State Energy Research and Development Authority (“NYSERDA”), to develop and demonstrate a large hybrid grid-connected energy storage system. This agreement was terminated by NYSERDA in the second quarter of 2013, per the terms of the agreement.  Pursuant to the terms of the agreement, NYSERDA reimbursed us for certain construction and project research and development costs.  During the year ended December 31, 2013, there were no recoveries from NYSERDA for construction costs and project research and development. During the year ended December 31, 2012, recoveries from NYSERDA for construction costs and project research and development costs were $91 and $11, respectively. Construction costs are reflected in the property, plant and equipment, net line on our Consolidated Balance Sheets and project research and development costs are reflected in the research and development line on our Consolidated Statements of Operations and Comprehensive Income (Loss).

We plan to continue this project internally with smaller form batteries which provide greater opportunity and applicability in the markets we serve. However, due to the termination of the NYSERDA agreement and the resulting change in scope of the project, we performed a review of the details of costs capitalized in connection with this project to determine their future use. Those costs without an identifiable future use were written off in the second quarter of 2013 and totaled $56. The remaining capitalized costs were subjected to an impairment test based upon forecasted future cash flows, in accordance with current accounting guidance. No impairment charge was taken on the remaining capitalized costs.

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

A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized.   As of December 31, 2013, we continue to recognize a valuation allowance in the U.S. and U.K. on our net U.S. deferred tax asset to the extent the differences and the U.S. and U.K. NOLs resulting in the deferred tax asset are not able to be offset by future reversing temporary differences, based on a consistent evaluation methodology that was used for 2012.  The assessment of the realizability of the U.S. NOL was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2013.   We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB’s guidance on the accounting for income taxes.  We also recorded a valuation allowance on our net deferred tax asset for the year ended December 31, 2012.

We have adopted the provisions of FASB’s guidance for the Accounting for Uncertainty in Income Taxes.  In 2013 and 2012, we had unrecognized tax benefits related to uncertain tax positions which have been recorded as a decrease in our NOL.  We have not recorded any interest or penalty in regard to any unrecognized benefit.  Interest and penalties would begin to accrue in the period in which the NOL’s related to the uncertain tax positions are utilized.  Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).

r.              Concentration Related to Customers and Suppliers

During the years ended December 31, 2013 and 2012, we had one major customer, a large defense primary contractor, which comprised 25% and 21% of our revenues, respectively.  There were no other customers that comprised greater than 10% of our total revenues during these years.

We have two customers who comprised 26% and 15%, respectively, of our trade accounts receivable as of December 31, 2013. We had two customers who comprised 22% and 12%, respectively, of our trade accounts receivable as of December 31, 2012.

Currently, we do not experience significant seasonal trends in our revenues.  Since a significant portion of our revenues are based on purchases from U.S. and allied country defense departments, the timing of our sales could be impacted by delays in the government budget process and the decisions to deploy resources to support military purchases of our products.

 We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While direct and indirect sales to the U.S. Department of Defense have been substantial during 2013 and 2012, we do not consider this customer to be a significant credit risk.   We do not normally obtain collateral on trade accounts receivable.

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

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments.  The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at December 31, 2013 and 2012.  The fair value of cash, trade accounts receivable, trade accounts payable, accrued liabilities, and our revolving credit facility approximates carrying value due to the short-term nature of these instruments.  The estimated fair value of other long-term debt and capital lease obligations approximates carrying value due to the variable nature of the interest rates or the stated interest rates approximating current interest rates that are available for debt with similar terms.

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

Basic EPS is determined using the Two-Class Method and is computed by dividing earnings attributable to Ultralife common shareholders by the weighted-average shares outstanding during the period.  The Two-Class Method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method.  For the years ended December 31, 2013 and 2012, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

The computation of basic and diluted earnings per share is summarized as follows:

	Years Ended December 31,
	2013	2012
Net Loss from continuing operations attributable to Ultralife	$(1,054)	$(1,097)
Net Loss from continuing operations attributable to participating securities (unvested restricted stock awards) (120,000 and -0- shares, respectively)	-	-
Net Loss from continuing operations attributable to Ultralife common shareholders (a)	(1,054)	(1,097)

Net Income (Loss) from discontinued operations attributable to Ultralife common shareholders (c)	$128	$(501)

Average Common Shares Outstanding – Basic (e)	17,465,000	17,403,000
Effect of Dilutive Securities:
Stock Options / Warrants	-	-
Average Common Shares Outstanding – Diluted (f)	17,465,000	17,403,000

EPS – Basic (a/e) – continuing operations	$(0.06)	$(0.06)
EPS – Basic (c/e) – discontinued operations	$0.01	$(0.03)
EPS – Diluted (b/f) – continuing operations	$(0.06)	$(0.06)
EPS – Diluted (d/f) – discontinued operations	$0.01	$(0.03)

There were 2,251,622 outstanding stock options, warrants and restricted stock awards as of December 31, 2013, that were not included in EPS as the effect would have been anti-dilutive. No outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the year ended December 31, 2013. There were 2,211,488 outstanding stock options, warrants and restricted stock awards as of December 31, 2012, that were not included in EPS as the effect would have been anti-dilutive. No outstanding stock options, warrants and restricted stock awards were included in the dilution computation for the year ended December 31, 2012.

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

On February 15, 2012, we decided to divest our RedBlack Communications business, which previously was reported in the Communications Systems segment.  Further, in Q4 of 2012, we elected not to renew the lease for our U.K. manufacturing facility which expired on March 24, 2013. The results of the discontinued UK operations were previously reported in the Battery and Energy Products segment. See Note 2 in these Notes to Consolidated Financial Statements for additional information.

w.             Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.” With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. We do not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

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

In February 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” ASU 2013-04 requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement with co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for interim and annual periods beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required with early adoption permitted. We do not expect adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

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

The costs associated with the lease exit did not become determinable until late in the fourth quarter of 2012. Accordingly, we recorded a liability as of the end of 2012 for our the estimated costs to return the facility to its original condition as well as other related expenses that resulted in $228 being charged to selling, general, and administrative costs related to operations transferred to our facilities in Newark, NY, and an additional $815 being recorded as discontinued operations for those operations that were not transferred to our facilities in Newark, NY. The termination of the lease led to no employee reductions or other termination costs, with the exception of the aforementioned restoration costs. We paid these costs in full in the first quarter of 2013 and recorded a gain from discontinued operations for the difference between estimated and actual costs.

As a result, the Consolidated Statements of Comprehensive Income (Loss) herein exclude the discontinued Ultralife Batteries UK, Ltd. operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Net sales	$-	$-
Gain (loss) from discontinued operations	241	(815)
(Provision) benefit for income taxes	-	-
Gain (loss) from discontinued operations, net of tax	$241	$(815)

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

On September 28, 2012, we entered into and closed a Stock Purchase Agreement (the “Agreement”) to sell 100% of our capital stock in RedBlack to BCF Solutions, Inc.  In exchange for the sale of RedBlack, we received $2,533 as a purchase price, comprised of cash at closing in the amount of $2,133, funds held in escrow for up to one year in the amount of $250, as well as $150 to be available for RedBlack employee retention programs.  Amounts charged to expense of $125 are due to customary post-closing working capital adjustments that have been recognized over the course of 2013.

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

As a result, the Consolidated Statements of Operations and Comprehensive Income (Loss) herein exclude the RedBlack operations from the results of continuing operations.  The following amounts have been reported as discontinued operations for years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Net sales	$-	$3,404
Loss from discontinued operations	(125)	(7)
(Provision) benefit for income taxes	-	174
Income (Loss) from discontinued operations, net of tax	$(125)	$167

Prior Activity

As it relates to our operations closed prior to 2012, we reported income of $12 and $147 for the years ended December 31, 2013 and 2012, respectively. Income in both years is due entirely to adjustments to reserves that were established as of the closure of the business as our actual experience has differed from our expectations at that time.

Note 3 - Supplemental Balance Sheet Information

a.             Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method.  The composition of inventories was:

	December 31,
	2013	2012

Raw materials	$16,239	$15,023
Work in process	2,412	4,863
Finished products	7,402	10,484
	$26,053	$30,370

b.             Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2013	2012

Land	$123	$123
Buildings and Leasehold Improvements	7,412	7,381
Machinery and Equipment	47,405	46,606
Furniture and Fixtures	1,866	1,810
Computer Hardware and Software	4,247	4,103
Construction in Progress	1,073	1,275
	62,126	61,298
Less: Accumulated Depreciation	51,924	48,883
	$10,202	$12,415

Estimated costs to complete construction in progress as of December 31, 2013 and 2012 were approximately $472 and $1,154, respectively.

Depreciation expense was $2,957 and $3,306 for the years ended December 31, 2013 and 2012, respectively.

c.             Impairment of Goodwill, Intangible Assets and Long-Lived Assets

We applied the provisions of FASB ASC Topics 350-20 and 820 during the annual goodwill impairment analysis performed in October 2013. The first, optional, step of the goodwill analysis is to determine if it is more likely than not that the fair value of the identified reporting units exceeds the respective carrying value. This qualitative analysis includes but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit.  We elected to forego the qualitative assessment on all three of the identified reporting units. If the conclusion that it is more likely than not that the fair value of the reporting unit exceeds its carrying value cannot be supported, or if the reporting unit is not subjected to the qualitative assessment, the fair value of the reporting unit is determined using a quantitative assessment. The fair value for our reporting units subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets.  Therefore, we used an income approach, to estimate the fair value of the reporting units, using Level 3 inputs.  To estimate the fair value of the reporting unit, we used significant estimates and judgmental factors.  The key estimates and factors used in the valuation model included revenue growth rates and profit margins based on internal forecasts, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples.  As a result of the goodwill impairment tests performed during 2013 and 2012, no impairment was indicated.

Similar to goodwill, we applied the provisions of FASB Topics 350-30 and 820, during the annual indefinite-lived intangible asset analysis performed in September and October 2013. The first, optional, step of the analysis is to determine if it is more likely than not that the fair value of the indentified indefinite-lived intangible assets exceeds the respective carrying values. This qualitative analysis includes but is not limited to, an evaluation of the macroeconomic, industry or market, and other factors relevant to the indefinite-lived intangible asset.  We elected to forego the qualitative assessment on all four identified indefinite-lived intangible assets. If a conclusion that it is more likely than not that the fair value of the indefinite-lived intangible asset cannot be supported or if this optional step is not applied to the indefinite-lived intangible asset, the fair value of the indefinite-lived intangible asset is determined using a quantitative assessment. The fair value for our indefinite-lived intangible assets subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets.  Therefore, we used a royalty relief approach, to estimate the fair value of the indefinite-lived intangible assets, using Level 3 inputs.  To estimate the fair value of the indefinite-lived intangible asset, we used significant estimates and judgmental factors.  The key estimates and factors used in the valuation model included revenue growth rates, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and determined royalty rates.  As a result of the impairment tests performed during 2013 and 2012, no impairment was indicated.

During 2013 and 2012, we also evaluated certain fixed assets for impairment utilizing valuation methods that are classified as Level 3 inputs. Based upon the results of this evaluation, no material impairment was indicated.

d.             Goodwill

The following table summarizes the goodwill activity by segment for the years ended December 31, 2013 and 2012:

	Battery & Energy Products	Communications Systems	Discontinued Operations	Total

Balance at December 31, 2011	$4,838	$11,493	$2,025	$18,356

Sale of RedBlack Communications			(2,025)	(2,025)
Effect of foreign currency translations	13	-	-	13

Balance at December 31, 2012	$4,851	$11,493	$-	$16,344
Effect of foreign currency translations	75	-	-	75

Balance at December 31, 2013	$4,926	$11,493	$-	$16,419

e.              Other Intangible Assets

The composition of intangible assets was:

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,568	$-	$3,568
Patents and technology	4,511	3,941	570
Customer relationships	4,033	3,562	471
Distributor relationships	393	356	37
Non-compete agreements	218	218	-

Total intangible assets	$12,723	$8,077	$4,646

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net

Trademarks	$3,564	$-	$3,564
Patents and technology	4,495	3,702	793
Customer relationships	3,998	3,366	632
Distributor relationships	380	330	50
Non-compete agreements	217	217	-

Total intangible assets	$12,654	$7,615	$5,039

Amortization expense for intangible assets was $402 and $497 for the years ended December 31, 2013 and 2012, respectively.

The change in the cost value of total intangible assets is a result of the effect of foreign currency exchange rate fluctuations.

Note 4 - Operating Leases

We lease various buildings, machinery, land, automobiles and office equipment.  Rental expenses for all operating leases were approximately $1,029 and $1,011 for the years ended December 31, 2013 and 2012, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows:

2014	2015	2016	2017	2018 and beyond
$707	$394	$201	$71	$4

Note 5 - Debt

Credit Facilities

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

Interest is payable quarterly and will accrue on outstanding indebtedness under the Credit Agreement at the alternate base rate, as defined in the Credit Agreement, plus the applicable margin or at the one, two or three month LIBOR rate plus the applicable margin as selected by us from time to time and listed below.

Quarterly Average Undrawn Borrowing Availability	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Rate Loans

Greater than $8,000,000	1.00%	2.00%
$5,000,000 up to $8,000,000	1.25%	2.25%
Less than $5,000,000	1.50%	2.50%

We must pay a fee on the Credit Facility’s unused availability of 0.375% per annum and customary letter of credit fees in addition to various collateral monitoring and related fees and expenses.

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended.  As of December 31, 2013 we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of December 31, 2013, we had $-0- outstanding under the Credit Facility, an applicable interest rate of 2.17%, approximately $12,969 of borrowing capacity in addition to our unrestricted cash on hand of $16,066, and no outstanding letters of credit related to the Credit Facility.

Note 6 - Commitments and Contingencies

a.              Indemnity

Our organizational documents provide that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

b.             Purchase Commitments

As of December 31, 2013, we have made commitments to purchase approximately $221 of production machinery and equipment.

c.              Royalty Agreements

Technology underlying certain of our products is based in part on non-exclusive transfer agreements.  In 2003, we entered into an agreement with Saft Groupe S.A., to license certain tooling for battery cases.  The licensing fee associated with this agreement is based on a percentage of the sales price of the individual battery case, up to a maximum of one dollar per battery case.  The total royalty expense reflected in 2013 and 2012 was $1 in each year.  This agreement expires in the year 2017.

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

e.             China

Our operating facility in China presents risks including, but not limited to, changes in local regulatory requirements, including changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to application and interpretation of local laws and enforcement of contract and intellectual property rights, eminent domain claims, labor disputes, rapid changes in government, economic and political policies, and other various contingencies that are outside of our control.  Any such event could depress our earnings and have other material adverse effects on our business, financial condition and results of operations.

f.              Employment Contracts

We have an employment contract with Michael D. Popielec, our President and Chief Executive Officer, which stays in effect until terminated by either party.  This agreement provides for a base salary, as adjusted for increases at the discretion of our Board of Directors, and includes incentive bonuses based upon attainment of specified quantitative and qualitative performance goals.  This agreement also provides for severance payments in the event of specified events of termination of employment.  In addition, this agreement provides for a lump sum payment in the event of termination of employment in connection with a change in control.

As part of our employment commencement process, employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements.  All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.

g.             Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations.  Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period.  In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.  Changes in our product warranty liability during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Balance at beginning of year	$607	$839
Accruals for warranties issued	20	370
Settlements made	(114)	(602)
Balance at end of year	$513	$607

h.             Post Audits of Government Contracts

We had certain “exigent”, non-bid contracts with the U.S. government, which were subject to audit and final price adjustment, which resulted in decreased margins compared with the original terms of the contracts.  As of December 31, 2012, there were no outstanding exigent contracts with the U.S. government.  As part of its due diligence, the U.S. government has conducted post-audits of the completed exigent contracts to ensure that information used in supporting the pricing of exigent contracts did not differ materially from actual results.  In September 2005, the Defense Contracting Audit Agency (“DCAA”) presented its findings related to the audits of three of the exigent contracts, suggesting a potential pricing adjustment of approximately $1,400 related to reductions in the cost of materials that occurred prior to the final negotiation of these contracts.  In addition, in June 2007, we received a request from the Office of Inspector General of the Department of Defense (“DoD IG”) seeking certain information and documents relating to our business with the Department of Defense.  We cooperated with the DCAA audit and DoD IG inquiry by making available to government auditors and investigators our personnel and furnishing the requested information and documents.  The DCAA Audit and DoD IG inquiry were consolidated and the US Attorney’s Office represented the government in connection with these matters.  Under applicable federal law, we may have been subject up to treble damages and penalties associated with the potential pricing adjustment.  In light of the uncertainty, we decided to enter into discussions with the U.S. Attorney’s Office in April 2011 to negotiate a settlement that would be in the best interests of our customers, employees and shareholders.  On April 21, 2011, we were advised by the government that there was a $2,730 settlement-in-principle to resolve all claims related to the contracts, subject to final approval by the Department of Justice.  As a result, we recorded a $2,730 charge as a reduction in revenues for the first quarter of 2011.  On June 1, 2011, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense that required us to pay a total of $2,700 plus accrued interest thereon at the rate of 2.625% per annum. Under the Settlement Agreement, we were required to make principal payments of $1,000, $567, $567 and $566 being due on June 8, 2011, December 1, 2011, June 1, 2012 and December 1, 2012, respectively.  Each principal payment was accompanied by a payment of accrued interest.  As of December 31, 2012, we had made all required payments.

i.             Legal Matters

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

Note 7 - Shareholders' Equity

a.             Preferred Stock

We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share.  At December 31, 2013, no preferred shares were issued or outstanding.

b.             Common Stock

We have authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.

In August 2013, we issued 15,272 shares of common stock to our non-employee directors, valued at $57.  In November 2013, we issued 4,573 shares of our common stock to our non-employee directors, valued at $16.

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

c.             Treasury Stock

At December 31, 2013 and 2012, we had 1,372,757 shares of treasury stock outstanding, valued at $7,658.

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

In June 2004, shareholders adopted the 2004 Long-Term Incentive Plan (“LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards.  Through shareholder approved amendments to the LTIP in 2006, 2008, 2011, and 2013, the total number of authorized under the LTIP increased to 2,900,000.

Stock options granted under the LTIP are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”).  Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date.  All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date.  Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2013, there were 2,035,688 stock options outstanding under the LTIP.

On December 19, 2005, we granted our former President and Chief Executive Officer, John, D. Kavazanjian, an option to purchase 48,000 shares of common stock at $12.96 per share outside of any of our equity-based compensation plans, subject to shareholder approval.  Shareholder approval was obtained on June 8, 2006.  The stock option was fully vested and expired on June 8, 2013.

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

In conjunction with FASB’s guidance for share-based payments, we recorded compensation cost related to stock options of $774 and $1,073 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was $669 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.41 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards.  The following weighted average assumptions were used to value options granted during the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Risk-free interest rate	0.78%	0.56%
Volatility factor	61.94%	63.53%
Dividends	0.00%	0.00%
Weighted average expected life (years)	4.06	3.91
Forfeiture rate	12.33%	15.00%

We use a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards in the years ended December 31, 2013 or 2012.

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

The following tables summarize data for the stock options issued by us:

	Year Ended December 31, 2013
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Shares under option at beginning of year	2,211,488	$7.47
Options granted	228,000	3.60
Options exercised	(3,000)	3.91
Options cancelled	(304,866)	7.94
Shares under option at end of year	2,131,622	$6.99	4.32	$35
Vested and expected to vest at end of year	1,961,179	$7.18	4.26	$29
Options exercisable at end of year	1,107,116	$6.32	3.44	$12

Year Ended December 31, 2012
	Number of Shares	Weighted Average Exercise Price Per Share

Shares under option at beginning of year	2,356,228	$8.34
Options granted	303,150	3.63
Options exercised	(28,000)	4.09
Options cancelled	(419,890)	9.88
Shares under option at end of year	2,211,488	$7.47
Options exercisable at end of year	1,013,098	$7.64

The following table represents additional information about stock options outstanding at December 31, 2013:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number of Outstanding at December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2013	Weighted- Average Exercise Price
$3.22	-	$3.79	197,834	5.75	$3.43	42,191	$3.22
$3.80	-	$3.91	241,000	4.10	$3.88	166,000	$3.91
$3.92	-	$4.41	254,750	4.19	$4.17	150,752	$4.27
$4.42	-	$4.69	293,000	4.99	$4.42	195,334	$4.42
$4.70	-	$5.46	85,800	3.70	$5.19	68,601	$5.12
$5.47	-	$6.42	300,000	4.05	$6.42	150,000	$6.42
$6.43	-	$10.55	412,166	3.88	$8.93	187,166	$8.10
$10.56	-	$12.74	91,572	1.47	$12.40	91,572	$12.40
$12.75	-	$13.22	21,000	1.48	$13.22	21,000	$13.22
$13.23	-	$15.00	234,500	5.30	$14.77	34,500	$13.43

$3.22	-	$15.00	2,131,622	4.32	$7.18	1,107,116	$6.32

The weighted average fair value of options granted during the years ended December 31, 2013 and 2012 was $1.70 and $1.67, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2013 and 2012 was $1 and $29, respectively.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  We did not record any excess tax benefits in 2013 or 2012.  Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2013 and 2012 was $12 and $114, respectively.

e.             Restricted Stock Awards

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

Year Ended December 31, 2013

Risk-free interest rate	0.21%
Volatility factor	59.08%
Dividends	0.00%

The restricted stock units had the following values:

Year Ended December 31, 2013

Number of shares award	120,000
Weighted average fair value per share	$3.62
Aggregate total value	$434

No restricted stock was awarded during the years ended December 31, 2012.

The activity of restricted stock grants of common stock for the years ended December 31, 2013 and 2012 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	1,218	$11.33
Granted	-	0.00
Vested	(1,218)	11.33
Forfeited	-	0.00
Unvested at December 31, 2012	-	$0.00
Granted	120,000	$3.62
Vested	-	0.00
Forfeited	-	0.00
Unvested at December 31, 2013	120,000	$3.62

We recorded compensation cost related to restricted stock grants of $284 and $8 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, we had $150 of total unrecognized compensation expense related to restricted stock grants. The total fair value of these grants that vested during the years ended December 31, 2013 and 2012 was $0 and $5, respectively.

f.             Reserved Shares

We have reserved 2,860,723 and 2,911,723 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2013 and 2012, respectively.

Note 8 - Income Taxes

                The provision for income taxes expense (benefit) consists of:

	Years Ended December 31,
	2013	2012

Current – Continuing Operations:
Federal	$-	$-
State	-	-
Foreign	94	539

	94	539

Current – Discontinued Operations:
Federal	$-	$-
State	-	-

	-	-

Deferred – Continuing Operations:
Federal	220	220
State	-	-
Foreign	(75)	(205)

	145	15

Deferred – Discontinued Operations:
Federal	-	(174)
State	-	-

	-	(174)

Total	$239	$380

We reflected a tax expense of $239 for the year ended December 31, 2013. The 2013 tax provision is principally a result of the increase in the net deferred tax liability related to deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods.  In addition, we incurred foreign income taxes in 2013.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  Significant components of our deferred tax liabilities and assets are as follows:

	Years Ended December 31,
	2013	2012
Deferred tax liabilities:
Property, plant and equipment	$232	$450
Intangible assets and other	4,242	4,272
Other	94	-
Total deferred tax liabilities	4,568	4,722

Deferred tax assets:
Net operating loss carryforwards	18,901	18,505
Intangible assets	4,265	4,664
Accrued expenses, reserves and other	3,373	3,764
Total deferred tax assets	26,539	26,933

Valuation allowance for deferred tax assets	(26,131)	(26,251)
Net deferred tax assets	408	682

Net deferred tax liability	$(4,160)	$(4,040)

The $4,160 net deferred tax liability for the year ended December 31, 2013 is comprised of a current deferred tax liability of $9 and a long-term deferred tax liability of $4,242, offset partially by current deferred tax asset of $91. The $4,040 net deferred tax liability for the year ended December 31, 2012 is comprised of a long-term deferred tax liability of $4,160, offset partially by current deferred tax asset of $120.

In 2013 and 2012, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences.  This results from the conclusion that it is more likely than not that we would not utilize our U.S. and U.K. NOL’s that had accumulated over time.  The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative.  The assessment of the realizability of the NOL’s was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2013.   We concluded that these factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance under FASB‘s guidance on the accounting for income taxes.  In  2013 and 2012, we did not record a valuation allowance for the Chinese deferred tax assets as we determined that it was more likely than not that they would be realized.   We continually assess the carrying value of this asset based on relevant accounting standards.

As of December 31, 2013, we have foreign and domestic NOL’s totaling approximately $62,152 available to reduce future taxable income. Foreign loss carryforwards of approximately $12,390 can be carried forward indefinitely. The domestic NOL carryforward of $49,762 expires from 2019 through 2033.  The domestic NOL carryforward includes approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

For financial reporting purposes, income (loss) from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2013	2012

United States	$(875)	$829
Foreign	26	(1,403)

Total	$(849)	$(574)

There are no undistributed earnings of our foreign subsidiaries, at December 31, 2013 or 2012.

As of December 31, 2011, the tax holiday for our Chinese operations expired and the full corporate rate of 25% became effective. In 2013, our tax rate in China was reduced to 15% due to the successful application for certain tax designations.

                The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	2013	2012

Provision/(benefit) computed using the statutory rate	(34.0%)	(34.0%)

Increase (reduction) in taxes resulting from:
Foreign	1.2	127.6
Valuation allowance	20.3	(119.3)
Equity compensation	38.6	55.4
Expiration of capital loss carryforward	-	59.6
Other	2.1	7.2
Provision (benefit) for income taxes	28.2%	96.5%

In 2013 and 2012, the provision for income taxes was higher than what would be expected if the statutory rate were applied to pretax income.  This is due to the continuation of reflecting a full valuation allowance for our U.S. and U.K. deferred tax assets, certain non-deductible expenses for tax purposes, and foreign earnings.

Accounting for Uncertainty in Income Taxes

Our unrecognized tax benefits related to uncertain tax positions at December 31, 2013 relate to Federal and various state jurisdictions.  The following table summarizes the activity related to our unrecognized tax benefits:

	Years ended December 31,
	2013	2012

Balance at beginning of the year	$7,508	$6,779
Increases related to the current year tax positions	-	729
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	(212)	-
Expiration of statute of limitations for assessment of taxes	-	-
Settlements	-	-
Balance at the end of the year	-	-
	$7,296	$7,508

The total unrecognized tax benefit balances at December 31, 2013 and 2012 are comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance.  As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no effect on our effective tax rate.

We are not required to accrue interest and penalties as the unrecognized tax benefits have been recorded as a decrease in our NOL.  Interest and penalties would begin to accrue in the period in which the NOL’s related to the uncertain tax positions are utilized.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions.  We are routinely subject to examination by taxing authorities in these various jurisdictions.  Our U.S. tax matters for the years 2001 through 2013 remain subject to examination by the Internal Revenue Service (“IRS”) due to our NOL carryforwards.   Our U.S. tax matters for the years 2001 through 2013 remain subject to examination by various state and local tax jurisdictions due to our NOL carryforwards.  Our tax matters for the years 2007 through 2013 remain subject to examination by the respective foreign tax jurisdiction authorities.  The IRS has completed the examination of our 2009 US Federal income tax return, with no resulting material effect to our financial position or results of operations. The IRS has informed us that the 2011 US Federal income tax year will be examined commencing in early 2014

Note 9 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions.  Since January 2010, we have matched 50% on the first 4% contributed by an employee, or a maximum of 2% of the employee’s income.  For 2013 and 2012, we contributed $99 and $243, respectively, to the 401(k) plan.

Note 10 - Business Segment Information

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

2013

	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$57,077	$21,758	$-	$-	$78,835
Segment contribution	$14,338	$8,283	-	(23,245)	(624)
Interest expense, net				(199)	(199)
Miscellaneous				(26)	(26)
Income taxes-current				(19)	(19)
Income taxes-deferred				(220)	(220)
Income from discontinued operations			128		128
Noncontrolling interest				34	34
Net income attributable to Ultralife					(926)

Total assets	40,851	30,068	-	19,275	90,194
Capital expenditures	635	131	-	-	766
Depreciation and amortization	2,076	127	-	1,156	3,359
Stock-based compensation	20	12	(7)	1,106	1,131

2012

	Battery & Energy Products	Communications Systems	Discontinued Operations	Corporate	Total
Revenues	$71,084	$30,573	$-	$-	$101,657
Segment contribution	$17,562	$11,168	-	(28,844)	(114)
Interest expense, net				(436)	(436)
Miscellaneous				(24)	(24)
Income taxes-current				(539)	(539)
Income taxes-deferred				(15)	(15)
Loss from discontinued operations			(501)		(501)
Noncontrolling interest				31	31
Net income attributable to Ultralife					(1,598)

Total assets	54,605	29,586	-	13,527	97,718
Capital expenditures	2,812	320	-	-	3,132
Depreciation and amortization	2,471	363	20	1,132	3,986
Stock-based compensation	22	13	(8)	1,352	1,379

Geographical Information

	Revenues		Long-Lived Assets
	2013	2012	2013	2012
United Kingdom	$5,588	$11,855	$-	$71
China	2,509	4,206	2,201	2,243
Hong Kong	847	1,499	-	-
India	430	351	40	49
Europe, excluding United Kingdom	8,889	9,419	-	-
Japan	1,150	1,011	-	-
Singapore	162	89	-	-
Canada	867	776	-	-
Australia	6,536	10,567	-	-
Other	2,337	2,398	-	-
Total Non-U.S.	29,315	42,171	2,241	2,363

United States	49,520	59,486	7,961	10,052

Total	$78,835	$101,657	$10,202	$12,415

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

The total amount of the loss pertaining to assets and the related expenses was approximately $1,589.  The majority of our insurance claim is related to the recovery of damaged inventory.  Through payments received in June 2012 and April 2013, we have received approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized.  As of December 31, 2013, we reflect a receivable from the insurance company relating to this claim of $185, which is net of our deductible of approximately $132, and represents additional proceeds to be received.  The deductible charge was expensed in the second quarter of 2011 and reflected as a component of cost of products sold in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 12 - Subsequent Events

Subsequent to the end of the year, we received an informal notice from the landlord of our China facility that we may not be able to extend our lease past its expiration in October 2014 due to possible zoning changes in the village. We, have not received formal notice from the village regarding these changes. However, we are evaluating our options regarding relocation and possible impacts upon our manufacturing operations. We do not have an estimate at this time regarding any costs to move or possible impact to our production, if any.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.      OTHER INFORMATION

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2014 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Election of Directors", "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Proxy Statement are incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation", “Directors Compensation”, “Employment Arrangements” and "Compensation and Management Committee " in the Proxy Statement are incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,081,622	$6.85	255,678
Equity compensation plans not approved by security holders	50,000	12.74	-
Total	2,131,622	$6.99	255,678

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.

 (b)           Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Incorporated By Reference from:

2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation	Exhibit 2.1 of the Form 10-Q for the quarter ended September 30, 2012, filed November 8, 2012
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4†	Ultralife Batteries, Inc. 2000 Stock Option Plan	Exhibit 99.1 of our Registration Statement on Form S-8 filed on May 15, 2001, File No. 333-60984 (the “2001 Registration Statement”)
10.5†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.6†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.7†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.8†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.9†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.10†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011

10.11†	Revised definition of “Change in Control” for Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.12	Settlement Agreement between the Registrant and the United States of America dated June 1, 2011	Exhibit 10.1 of the Form 8-K filed on June 2, 2011
10.13†	Amendment No. 4 to Ultralife Corporation Amended and Restated Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.14†	Amendment No. 5 to Ultralife Corporation Amended and Restated Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.15	Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.16†	Retirement and Consulting Agreement, Release and Waiver of All Claims, between Ultralife Corporation and Peter F. Comerford, dated May 28,2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.17†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.18†	Amended No. 6. to Ultralife Corporation Amended and Restated Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
21	Subsidiaries	Filed herewith
23.1	Consent of Bonadio & Co.,LLP	Filed herewith
23.2	Consent of BDO USA, LLP	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32	906 Certifications	Filed herewith
100.INS	XBRL Instance Document	Filed herewith
100.SCH	XBRL Taxonomoy Extension Schema Document	Filed herewith
100.CAL	XBRL Taxonomoy Calculation Linkbase Document	Filed herewith
100.LAB	XBRL Taxonomoy Label Linkbase Document	Filed herewith
100.PRE	XBRL Taxonomoy Presentation Linkbase Document	Filed herewith
100.DEF	XBRL Taxonomoy Definition Document	Filed herewith

*  Confidential treatment has been granted as to certain portions of this exhibit.

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 14, 2014	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2014	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 14, 2014	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 14, 2014	/s/Steven M. Anderson
Steven M. Anderson (Director)

Date: March 14, 2014	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 14, 2014	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 14, 2014	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 14, 2014	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

Index to Exhibits

21	Subsidiaries
23.1	Consent of Bonadio & Co., LLP
23.2	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document