Form 10-Q
period 2014-03-30
ULTRALIFE CORP
filed 2014-05-09
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 0-27460

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation) 2000 Technology Parkway Newark, New York (Address of principal executive offices)	16-1387013 (I.R.S. Employer Identification No.) 14513 (Zip Code)

___________________

Registrant's telephone number, including area code: (315) 332-7100

_____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer: Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock was 17,526,229, net of 1,383,977 treasury shares, as of May 1, 2014.

1

ULTRALIFE CORPORATION

2

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
(unaudited)

ASSETS
	March 30,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$18,899	$16,489
Trade accounts receivable, net of allowance for doubtful accounts of $284 and $288, respectively	10,036	14,238
Inventories, net	26,662	26,053
Prepaid expenses and other current assets	1,254	1,357
Due from insurance company	426	430
Deferred income taxes	86	91
Total current assets	57,363	58,658
Property, equipment and improvements, net	9,786	10,202
Goodwill	16,399	16,419
Other intangible assets, net	4,571	4,646
Security deposits and other non-current assets	250	269
Total assets	$88,369	$90,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,064	$7,053
Accrued compensation and related benefits	1,591	1,908
Accrued expenses and other current liabilities	2,616	3,111
Income taxes payable	34	94
Deferred income taxes	9	9
Total current liabilities	11,314	12,175
Deferred income taxes	4,297	4,242
Other non-current liabilities	97	132
Total liabilities	15,708	16,549

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	—	—
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 18,910,206 shares at March 30, 2014 and 18,851,579 shares at December 31, 2013	1,891	1,888
Capital in excess of par value	175,198	174,932
Accumulated deficit	(96,090)	(94,804)
Accumulated other comprehensive loss	(548)	(614)
Treasury stock - at cost; 1,383,977 shares at March 30, 2014 and 1,372,757 shares at December 31, 2013	(7,697)	(7,658)
Total Ultralife equity	72,754	73,744
Noncontrolling interest	(93)	(99)
Total shareholders’ equity	72,661	73,645

Total liabilities and shareholders' equity	$88,369	$90,194

The accompanying notes are an integral part of these consolidated financial statements.

3	Index

Index
ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (In Thousands except per share amounts)
(unaudited)
	Three month periods ended
	March 30,	March 31,
	2014	2013
Revenues	$15,285	$21,019

Cost of products sold	10,950	14,640
Gross profit	4,335	6,379

Operating expenses:
Research and development	1,436	1,369
Selling, general and administrative	3,995	4,635
Total operating expenses	5,431	6,004

Operating (loss) income	(1,096)	375

Other (expense) income:
Interest income	9	2
Interest and financing expense	(56)	(90)
Miscellaneous	(16)	(25)
(Loss) income from continuing operations before income taxes	(1,159)	262
Income tax provision	(60)	(98)

Net (loss) income from continuing operations	(1,219)	164
Income (loss) from discontinued operations, net of tax	(61)	264

Net (loss) income	(1,280)	428

Net (income) loss attributable to noncontrolling interest	(6)	6

Net (loss) income attributable to Ultralife	(1,286)	434

Other comprehensive income (loss):
Foreign currency translation adjustments	66	(127)

Comprehensive (loss) income attributable to Ultralife	$(1,220)	$307

Net (loss) income per share attributable to Ultralife common shareholders – basic:
Continuing operations	$(.07)	$.01
Discontinued operations	.00	.02
Total	$(.07)	$.02

Net income per share attributable to Ultralife common shareholders – diluted:
Continuing operations		$.01
Discontinued operations		.02
Total		$.02

Weighted average shares outstanding – basic	17,513	17,457
Potential common shares		21
Weighted average shares outstanding – diluted		17,478

The accompanying notes are an integral part of these consolidated financial statements.

4	Index

Index

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(unaudited)
	Three month periods ended
	March 30,	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(1,280)	$428
Loss (gain) from discontinued operations, net of tax	61	(264)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization of financing fees	730	856
Amortization of intangible assets	74	101
Foreign exchange loss	—	23
Stock-based compensation	269	190
Changes in deferred income taxes	55	148
Changes in operating assets and liabilities:
Accounts receivable	4,183	3,641
Inventories	(627)	252
Prepaid expenses and other assets	101	(2,101)
Accounts payable and other liabilities	(862)	(2,977)
Net cash provided by (used in) operating activities from continuing operations	2,704	297
Net cash used in operating activities of discontinued operations	—	(998)
Net cash provided by (used in) operating activities	2,704	(701)

INVESTING ACTIVITIES:
Cash paid for property, equipment and improvements	(312)	(332)
Net cash used in investing activities	(312)	(332)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(39)	—
Proceeds from issuance of common stock	—	12
Net cash (used in) provided by financing activities	(39)	12

Effect of exchange rate changes on cash and cash equivalents	57	(149)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,410	(1,170)

Cash and cash equivalents, beginning of period	16,489	9,656
Cash and cash equivalents, end of period	$18,899	$8,486

The accompanying notes are an integral part of these consolidated financial statements.

5	Index

Index

ULTRALIFE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation (the “Company”) and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2013.

The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

2.	SUBSEQUENT EVENTS

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company plans to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Share repurchases, if any, will be made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The timing, manner, price and amount of any repurchase will be determined at the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

On April 30, 2014, the Company and PNC Bank, National Association (“PNC”) entered into an amendment (the “Amendment”) to the Revolving Credit, Guaranty and Security Agreement between the Company and PNC (the “Credit Agreement” – see Note 6 below) dated as of May 24, 2013. The Amendment permits the Company to commence the Share Repurchase Program described above, provided that (a) the Company is not in default under the Credit Agreement, (b) the Company’s undrawn availability under the Credit Agreement is at least $6 million both prior to and immediately following the repurchase, (c) the Company’s undrawn availability under the Credit Agreement plus domestic unrestricted cash is at least $8 million both prior to and immediately following any given repurchase, and (d) the Company uses its unrestricted cash for such repurchases and does not request advances against the Credit Agreement for such purposes.

6	Index

Index

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	March 30,	December 31,
	2014	2013
Raw materials	$16,147	$16,239
Work in process	2,218	2,412
Finished goods	8,297	7,402
Total	$26,662	$26,053

4.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	March 30,	December 31,
	2014	2013
Land	$123	$123
Buildings and leasehold improvements	7,418	7,412
Machinery and equipment	47,643	47,405
Furniture and fixtures	1,888	1,866
Computer hardware and software	4,247	4,247
Construction in process	1,086	1,073
	62,405	62,126
Less-accumulated depreciation	(52,619)	(51,924)
Net property, equipment and improvements	$9,786	$10,202

Depreciation expense for property, equipment and improvements was $666 and $830 for the three-month periods ended March 30, 2014 and March 31, 2013, respectively.

5.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the three-month periods ended March 30, 2014 and March 31, 2013:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2012	$4,851	$11,493	$16,344
Effect of foreign currency translation	13	—	13
Balance – March 31, 2013	4,864	11,493	16,357
Effect of foreign currency translation	62	—	62
Balance - December 31, 2013	4,926	11,493	16,419
Effect of foreign currency translation	(20)	—	(20)
Balance – March 30, 2014	$4,906	$11,493	$16,399

7	Index

Index

b. Intangible Assets

The composition of intangible assets was:

	at March 30, 2014
		Accumulated
	Cost	amortization	Net

Trademarks	$3,567	$—	$3,567
Patents and technology	4,507	(3,980)	527
Customer relationships	4,024	(3,582)	442
Distributor relationships	389	(354)	35
Non-compete agreements	218	(218)	—
Total intangible assets	$12,705	$(8,134)	$4,571

	at December 31, 2013
		Accumulated
	Cost	amortization	Net

Trademarks	$3,568	$—	$3,568
Patents and technology	4,511	(3,941)	570
Customer relationships	4,033	(3,562)	471
Distributor relationships	393	(356)	37
Non-compete agreements	218	(218)	—
Total intangible assets	$12,723	$(8,077)	$4,646

Amortization expense for intangible assets was $74 and $101 for the three-month periods ended March 30, 2014 and March 31, 2013, respectively. Amortization included in research and development expenses was $42 and $56 for the three-month periods ended March 30, 2014 and March 31, 2013, respectively. Amortization included in selling, general and administrative expenses was $32 and $45 for the three-month periods ended March 30, 2014 and March 31, 2013, respectively.

The change in the cost value of total intangible assets from December 31, 2013 to March 30, 2014 is a result of the effect of foreign currency translations.

6.	REVOLVING CREDIT AGREEMENT

We have financing through a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC Bank”), which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility (the “Credit Facility”). The Credit Agreement provides that the Credit Facility may be increased with PNC Bank’s concurrence to an amount not to exceed $35 million prior to the last six months of the term and expires on May 24, 2017.

Our available borrowing limit under the Credit Facility is based on a borrowing base formula equal to a percentage of accounts receivable, inventory and eligible foreign in-transit inventory. Interest is payable quarterly and accrues on outstanding indebtedness under the Credit Agreement at either a LIBOR-based rate or an alternate base rate, as defined in the Credit Agreement. We pay a quarterly fee on the Credit Facility’s unused availability at 0.375% per annum.

8	Index

Index

As of March 30, 2014, we had approximately $11,473 of borrowing capacity in addition to our cash on hand of $18,899, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either March 30, 2014 or March 31, 2013.

7.	SHAREHOLDERS’ EQUITY

a. Common Stock

In the first quarter of 2014, we issued 14,639 shares of common stock to our non-employee directors, valued at $57.

b. Stock Options

We have stock options outstanding from various stock-based employee compensation plans, for which we record compensation cost relating to share-based payment transactions in our financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Compensation cost related to stock options was $174 and $190 for the three-month periods ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014, there was $962 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes stock option activity for the first quarter of 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,131,622	$6.99
Granted	252,500	3.94
Exercised	(2,900)	3.69
Forfeited	(18,731)	3.95
Expired	(47,034)	10.08
Outstanding at March 30, 2014	2,315,457	6.62	4.46	$407
Vested and expected to vest at
March 30, 2014	2,107,093	6.84	4.35	$333
Exercisable at March 30, 2014	1,183,986	$6.12	3.37	$135

The following assumptions were used to value stock options granted during the first quarter of 2014:

Risk-free interest rate	1.10%
Volatility factor	59.94%
Dividends	0.00%
Weighted average expected life (years)	4.15

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first three months of 2014 and 2013. Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 30, 2014 and March 31, 2013 was $0 and $12, respectively.

9	Index

Index

c. Restricted Stock Awards

No restricted stock was awarded during the three month period ending March 30, 2014. Included in stock compensation expense recorded in our financial statements in the first quarter of 2014 was $49 relating to the restricted stock units held by our President and Chief Executive Officer. There was no stock compensation expense relating to restricted stock awards in the first quarter of 2013. There is $102 of unrecognized compensation cost related to restricted stock units as of March 30, 2014. 30,000 shares of restricted stock units vested during the first quarter of 2014.

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

For the three-month periods ended March 30, 2014 and March 31, 2013, we recorded $60 and $98, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2014 was due to state income taxes, and in 2013 was primarily due to the income reported for our China operations during the period.

Our effective consolidated tax rates for the three-month periods ended March 30, 2014 and March 30, 2013 were:

	Three month periods ended
	March 30,	March 31,
	2014	2013
(Loss) income from continuing operations before
income taxes (a)	$(1,159)	$262

Income tax provision (b)	60	98

Effective income tax rate (b/a)	-5.2%	37.4%

The overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have recorded a full reserve against our deferred tax assets pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, that it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss (“NOL”) carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of NOL available to offset taxable income to 90% of the current year income. We incurred $0 and $12 in alternative minimum tax for the three months ended March 30, 2014 and March 31, 2013, respectively. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for this related deferred tax asset.

10	Index

Index

As of March 30, 2014, we have foreign and domestic NOL’s totaling approximately $63,400 available to reduce future taxable income. Foreign loss carryforwards of approximately $12,500 can be carried forward indefinitely. The domestic NOL carryforward of $50,900 expires from 2019 through 2034. The domestic NOL carryforward includes approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

Our unrecognized tax benefits related to uncertain tax positions at March 30, 2014 relate to Federal and various state jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

	Three month periods ended
	March 30,	March 31,
	2014	2013
Balance – beginning of period	$7,296	$7,508
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	—	—
Settlements	—	—
Balance – end of period	$7,296	$7,508

The unrecognized tax benefits balance has been recorded as a decrease in the deferred tax asset relating to our NOL carryforward. Because we have recorded a full valuation allowance against our deferred tax assets, the unrecognized tax benefits balance has no effect on our net (loss) income or financial position, as presented. Interest and penalties would begin to accrue in the period in which the NOL carryforwards related to the uncertain tax positions are utilized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2000 through 2013 remain subject to examination by the Internal Revenue Service (“IRS”) and by various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2007 through 2013 remain subject to examination by the respective foreign tax jurisdiction authorities. The IRS has completed the examination of our 2009 U.S. federal income tax return, with no resulting material effect to our financial position or results of operations, and has initiated an examination of our 2011 and 2012 U.S. federal income tax returns.

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

11	Index

Index

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. Due to our net loss in the three-month period ended March 30, 2014, no dilutive securities were considered. For the three-month period ended March 31, 2013, both the Two-Class Method and the treasury stock method calculations for diluted EPS yielded the same result.

There were 2,315,457 and 2,055,606 outstanding stock options for the three-month periods ended March 30, 2014 and March 31, 2013, respectively, that were not included in EPS as the effect would be anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of March 30, 2014, we have made commitments to purchase approximately $381 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2014 and 2013 were as follows:

	Three month periods ended
	March 30, 2014	March 31, 2013
Accrued warranty obligations – beginning	$513	$607
Accruals for warranties issued	37	53
Settlements made	(3)	(16)
Accrued warranty obligations – ending	$547	$644

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business. We believe that the final disposition of such matters, other than the matters described below, will not have a material adverse effect on our financial position, results of operations or cash flows.

12	Index

Index

 Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen (“Modeen”) in the State of New York Supreme Court, County of Wayne (the “Wayne County Action”).  In our initial Complaint, we alleged that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We also allege that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us as well as other obligations he owed us; (ii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s obligations to us; (iii) Arista unlawfully induced Modeen to breach his obligations to us; and (iv) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us.  In February 2012, we amended our Complaint to allege more broadly that Arista has misappropriated our trade secrets and confidential and strategic information related to products, technical requirements, markets, customers and sales and marketing, including (but not solely) through the recruitment and employment of Modeen.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint and Amended Complaint, without asserting any counterclaims.

On December 5, 2011, Arista served us with a Complaint it filed on November 29, 2011 in the State of New York Supreme Court, County of Monroe (the “Monroe County Action”) against us, our officers, several of our directors, and an employee.  In its Complaint, Arista alleges that we and our named defendants have violated the terms of a Confidentiality Agreement with Arista and have unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60,000, and seeks damages, an accounting, and preliminary and permanent injunctive relief. After various motions, two amendments to its original Complaint and discovery between the parties, Arista withdrew all of its claims against all defendants other than the Company and one employee and the Stipulation and Order dismissing those claims was filed on September 20, 2013. On March 16, 2014, Arista delivered a Stipulation of Discontinuance With Prejudice agreeing to withdraw all remaining claims against us and our employee with prejudice which would preclude Arista from pursuing the claims that had been asserted in the Monroe County Action against us and our employee in a new suit or as counterclaims in the Wayne County Action.

The Company’s Wayne County Action continues and discovery is in process.

d. Other Matters

During the first quarter of 2014, we received an informal notice from the landlord of our China facility that we may not be able to extend our lease past its expiration in October 2014 due to possible zoning changes in the village where the facility is located. While we have not received formal notice from the village regarding these changes, we believe it is very likely that we will be obliged to relocate our China facility and have begun to plan for a move and seek alternative space to meet our needs. In addition, we have changed the period over which the China plant’s leasehold improvements are being depreciated to coincide with the expiration of the lease in October 2014. Finally, we have made plans to increase our manufacturing output in advance of the likely move so as to minimize the disruption of such a move to both our customers and the Company’s operations. We have not yet developed a reliable estimate of the costs of the likely move, nor is it certain to what extent the local government will contribute to defray such costs.

11.	BUSINESS SEGMENT INFORMATION

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

13	Index

Index

The components of segment performance were as follows:

Three-Month Period Ended March 30, 2014:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$13,922	$1,363	$—	$—	$15,285
Segment contribution	3,801	534	—	(5,431)	(1,096)
Interest, financing
and miscellaneous
expense, net				(63)	(63)
Tax provision				(60)	(60)
Discontinued operations			(61)		(61)
Noncontrolling interest				(6)	(6)
Net (loss) income
attributable to
Ultralife					$(1,286)
Total assets	$38,630	$28,254	$—	$21,485	$88,369

Three-Month Period Ended March 31, 2013:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$13,053	$7,966	$—	$—	$21,019
Segment contribution	3,100	3,279	—	(6,004)	375
Interest, financing
and miscellaneous
expense, net				(113)	(113)
Tax provision				(98)	(98)
Discontinued operations			264		264
Noncontrolling interest				6	6
Net (loss) income
attributable to
Ultralife					$434
Total assets	$47,742	$32,645	$—	$11,855	$92,242

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at March 30, 2014 and December 31, 2013. The fair value of cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

14	Index

Index

13.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The total amount of the loss pertaining to assets and the related expenses was approximately $1,589. We have pursued a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We have received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of March 30, 2014 and December 31, 2013, we reflect a receivable from the insurance company relating to this claim of $185, which is net of our deductible of approximately $132, and represents additional proceeds to be received.

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company will adopt this standard on January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on a certain key customer; possible reduced or further delayed U.S. and foreign defense spending, including the uncertainty of government budget approvals; possible delays or lack of success in our efforts to develop new commercial applications for our products; possible declines in demand for products using our batteries or communications systems; general domestic and global economic conditions; variability in our quarterly and annual results and price of our common stock; the unique risks associated with our Chinese operations; the possibility of impairment of our intangible assets; potential breaches in security and other disruptions; the possibility that our resources could be overwhelmed by our growth prospects; residual effects of negative news related to our industries; potential significant costs from our warranties; loss of top management; possible disruptions in our supply of raw materials and components; failure of customers to meet the volume expectations in our supply agreements; our inability to adequately protect our proprietary and intellectual property; the possibility that our ability to use our NOL carryforwards in the future may be limited; possible adverse effects from violations of the U.S. Foreign Corrupt Practices Act and other anti-corruption laws; variability of foreign currencies; the process of U.S. defense procurement; possible effects of audits of our contracts by the U.S. and foreign governments; our compliance with the regulations for the shipment of our products; business disruptions and other safety risks including those caused by fires; government and environmental regulations; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

15	Index

Index

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2013 to reflect new information or risks, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2013.

The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts. All figures presented below represent results from continuing operations, unless otherwise specified.

General

We offer products and services ranging from portable power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories and custom engineered systems. We continually evaluate ways to grow and broaden the scope of our products and services, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 11 in the Notes to Consolidated Financial Statements)

Overview

Consolidated revenues of $15,285 for the three-month period ended March 30, 2014, decreased by $5,734 or 27.3%, from $21,019 during the three-month period ended March 31, 2013, primarily due to continued slowness in closing new orders for Communications Systems from the U.S. Government, which offset a 7% revenue increase for the Battery & Energy Products business.

Gross profit for the three-month period ended March 30, 2014 was $4,335, or 28.4% of revenues, compared to $6,379, or 30.3% of revenues, for the same quarter a year ago. The 190 basis points decline is due primarily to the decreased overall revenue contribution of the higher margin Communications Systems sales, which declined from 38% in the first quarter of 2013 to 9% in the 2014 period. The impact of the sales mix offset a year-over-year 360 basis point improvement for the Battery & Energy Products gross margin which grew to 27.3% for the 2014 period reflecting ongoing productivity improvements and higher production volumes.

16	Index

Index

Operating expenses decreased to $5,431 during the three-month period ended March 30, 2014, compared to $6,004 during the three-month period ended March 31, 2013, resulting primarily from continued actions to reduce general and administrative expenses, focused spending in the development of new products and lower overall sales commissions and selling expense.

The lower revenue and resulting impact on gross profit partially offset by lower operating expenses resulted in an operating loss of $1,096 for the three-month period ended March 30, 2014, compared to an operating profit of $375 for the three-month period ended March 31, 2013.

Net loss from continuing operations was $(1,219), or $(0.07) per share, for the three-month period ended March 30, 2014, compared to a net income of $164 or $0.01 per share, for the three-month period ended March 31, 2013. Net loss from discontinued operations was $(61), or $0.00 per share, for the three-month period ended March 30, 2014 versus a net income of $264, or $0.02 per share, for the three-month period ended March 31, 2013.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $(45) in the first quarter of 2014 compared to $1,477 for the first quarter of 2013. See the section “Adjusted EBITDA from continuing operations” beginning on page 20 for a reconciliation of Adjusted EBITDA from continuing operations to net (loss) income attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents of $18,899, a $9,991 (or 89%) improvement over the cash position of $8,908 as of the first quarter of 2013. The increase in cash and cash equivalents from the first quarter of 2013 is primarily attributable to our financial performance and cash generated from our Lean initiatives, including reductions in inventory and more timely accounts receivable collections. Cash and cash equivalents as of March 30, 2014 increased by $2,410 from $16,489 as of December 31, 2013. The increase in cash and cash equivalents from December 31, 2013 is primarily attributable to more timely collections of accounts receivable.

Outlook

For 2014, management still expects mid-single digit organic revenue growth, despite continued constraints on global government spending. Based on this outlook for revenue growth and the improvements made to the business model in 2013, management expects to increase operating profit year-over-year and generate a mid-single digit operating margin.

The Company cautions that the timing of orders and shipments may cause variability in quarterly results.

Results of Operations

Three-month periods ended March 30, 2014 and March 31, 2013

Revenues. Consolidated revenues for the three-month period ended March 30, 2014 amounted to $15,285, a decrease of $5,734, or 27.3%, from the $21,019 reported for the three-month period ended March 30, 2013.

17	Index

Index

Battery & Energy Products revenues increased $869, or 6.7%, from $13,053 for the three-month period ended March 30, 2013 to $13,922 for the three-month period ended March 30, 2014. The increase was attributable to higher shipments to commercial customers which increased by 28.8% over the 2013 period and now comprise 60% of total Battery & Energy Products revenues versus 50% for the first quarter of 2013. Conversely, shipments to government and defense customers declined by 15% from 2013 primarily due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries.

Communications Systems revenues decreased $6,603, or 82.9%, from $7,966 during the three-month period ended March 31, 2013 to $1,363 for the three-month period ended March 30, 2014, reflecting ongoing slowness in closing orders with the U.S. government. The 2013 first quarter also reflected larger shipments of amplifiers to an allied country in conjunction with a soldier modernization program.

Cost of Products Sold. Cost of products sold totaled $10,950 for the quarter ended March 30, 2014, a decrease of $3,690, or 25.2%, from the $14,640 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 69.7% for the three-month period ended March 31, 2013 to 71.6% for the three-month period ended March 30, 2014. Correspondingly, consolidated gross margin was 28.4% for the three-month period ended March 30, 2014, compared with 30.3% for the three-month period ended March 31, 2013, reflecting a lower mix of the Communications Systems revenues.

In our Battery & Energy Products segment, the cost of products sold increased $168, from $9,953 during the three-month period ended March 31, 2013 to $10,121 during the three-month period ended March 30, 2014. Battery & Energy Products’ gross profit for the first quarter of 2014 was $3,801, or 27.3% of revenues, an increase of $701 from gross profit of $3,100, or 23.7% of revenues, for the first quarter of 2013. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended March 30, 2014 by 360 basis points, reflecting ongoing productivity improvements and higher production volumes.

In our Communications Systems segment, the cost of products sold decreased by $3,858 or 82.3% from $4,687 during the three-month period ended March 31, 2013 to $829 during the three-month period ended March 30, 2014. Communications Systems’ gross profit for the first quarter of 2014 was $534, or 39.2% of revenues, a decrease of $2,745 from gross profit of $3,279, or 41.2% of revenues, for the first quarter of 2013. The 200 basis points decrease in gross margin as a percentage of revenue during 2014 is primarily due to the lower shipments for that period and the resulting impact of lower production volumes on factory overhead absorption.

Operating Expenses. Total operating expenses for the three-month period ended March 30, 2014 totaled $5,431, a decrease of $573 or 9.5% from the $6,004 recorded during the three-month period ended March 31, 2013, resulting primarily from continued tight control over general and administrative expenses.

Overall, operating expenses as a percentage of revenues were 35.5% for the quarter ended March 30, 2014 compared to 28.6% for the quarter ended March 31, 2013. Amortization expense associated with intangible assets related to our acquisitions was $76 for the first quarter of 2014 ($32 in selling, general and administrative expenses and $44 in research and development costs), compared with $101 for the first quarter of 2013 ($45 in selling, general, and administrative expenses and $56 in research and development costs). Research and development costs were $1,436 for the three-month period ended March 30, 2014, an increase of $67, or 4.9%, from $1,369 for the three-months ended March 31, 2013, as we continued to focus our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $640, or 13.8%, to $3,995 during the first quarter of 2014 from $4,635 during the first quarter of 2013, reflecting continued actions to reduce discretionary general and administrative expenses and lower sales commissions earned.

18	Index

Index

Other Income (Expense). Other (expense) totaled $(63) for the three-month period ended March 31, 2014 compared to $(113) for the three-month period ended March 31, 2013. Interest and financing expense, net of interest income, decreased $41, to $47 for the first quarter of 2014 from $88 for the comparable period in 2013, as a result of the more favorable unused line fee under our new Credit Agreement with PNC Bank. Miscellaneous income (expense) amounted to $(16) for the first quarter of 2014 compared with ($25) for the first quarter of 2013, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $60 for the first quarter of 2014 compared with a tax provision of $98 for the first quarter of 2013. The effective consolidated tax rate for the three-month periods ended March 30, 2014 and March 31, 2013 was:

	Three month periods ended
	March 30,	March 31,
	2014	2013
(Loss) income from continuing operations before
income taxes (a)	$(1,159)	$262

Income tax provision (b)	60	98

Effective income tax rate (b/a)	-5.2%	37.4%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center and its subsequent change to a sales center in 2012.

Discontinued Operations. Loss from discontinued operations, net of tax, totaled $(61) for the first quarter of 2014, compared to income from discontinued operations, net of tax, of $264 for the first quarter of 2013. The income realized in the first quarter of 2013 was primarily related to the final settlement of the obligation to return the Company’s former UK facility back to its original condition per a previous contractual commitment.

Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $(1,286) and $(0.07), respectively, for the three months ended March 30, 2014, compared to a net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share of $434 and $0.02, respectively, for the three months ended March 31, 2013. Average common shares outstanding used to compute diluted earnings per share increased from 17,478,000 in the first quarter of 2013 to 17,513,000 in the first quarter of 2014, mainly due to stock option exercises and shares of common stock issued to our non-employee directors.

19	Index

Index

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

The term Adjusted EBITDA from continuing operations is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA from continuing operations has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:

•	Adjusted EBITDA from continuing operations does not reflect (1) our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) changes in, or cash requirements for, our working capital needs; (3) the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; (4) income taxes or the cash requirements for any tax payments; and (5) all of the costs associated with operating our business;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA from continuing operations does not reflect any cash requirements for such replacements;

20	Index

Index

•	while stock-based compensation is a component of cost of products sold and operating expenses, the impact on our consolidated financial statements compared to other companies can vary significantly due to such factors as assumed life of the stock-based awards and assumed volatility of our common stock;

•	although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting our Energy Services and certain of our UK businesses and divesting our RedBlack Communications business; and

•	other companies may calculate Adjusted EBITDA from continuing operations differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three month periods ended
	March 30, 2014	March 31, 2013
Net income (loss) attributable to Ultralife	$(1,286)	$434
Add (subtract):
Interest and financing expense, net	47	88
Income tax provision	60	98
Depreciation expense	711	830
Amortization expense	93	101
Stock-based compensation expense	269	190
Loss (gain) from discontinued operations	61	(264)
Adjusted EBITDA	$(45)	$1,477

Liquidity and Capital Resources

As of March 30, 2014, cash and cash equivalents totaled $18,899, an increase of $2,410 from the beginning of the year. During the three-month period ended March 30, 2014, we generated $2,704 of cash from our operating activities as compared to using $701 of cash for the three-month period ended March 31, 2013. Cash generated from operations in 2014 was positive despite our net loss of $1,286, as the loss was largely offset by non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,073. Cash generated from operations in 2014 resulted primarily from a $4,183 decrease in accounts receivable, offset partially by our loss of $1,286, a decrease in accounts payable and other liabilities of $862 and an increase in inventories which totaled $627. The use of cash from operating activities in 2013 resulted mainly from our net income of $434 combined with decreases in our accounts receivable and inventory, more than offset by the decrease in our accounts payable from the end of the year, including our payout in connection with our U.K. facility lease, and the increase in long term receivables.

We used $312 in cash for investing activities during the first three months of 2014 compared with $332 in cash used for investing activities in the same period in 2013. In both periods, this spending was entirely for the purchase of property, equipment and improvements.

Inventory turnover for the first three months of 2014 was an annualized rate of approximately 1.8 turns per year as compared with 2.0 turns for the first three months of 2013. The decrease in this metric is due mainly to lower sales period over period and the prebuild of inventory to meet expected government orders which were delayed into the second quarter of 2014.

21	Index

Index

As of March 30, 2014, we had made commitments to purchase approximately $381 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company plans to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Share repurchases, if any, will be made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The timing, manner, price and amount of any repurchase will be determined in the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility. As of March 30, 2014, we had approximately $11,473 of borrowing capacity under our $20 million Credit Facility with PNC Bank, in addition to our cash on hand of $18,899, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either March 30, 2014 or March 31, 2013.

Our available borrowing limit under the Credit Facility is based on a borrowing base formula equal to a percentage of accounts receivable, inventory and eligible foreign in-transit inventory. Interest is payable quarterly and accrues on outstanding indebtedness under the Credit Agreement at either a LIBOR-based rate or an alternate base rate, as defined in the Credit Agreement. We pay a quarterly fee on the Credit Facility’s unused availability at 0.375% per annum.

On April 30, 2014, the Company and PNC entered into an amendment (the “Amendment”) to the Revolving Credit, Guaranty and Security Agreement between the Company and PNC (the “Credit Agreement”) dated as of May 24, 2013. The Amendment permits the Company to commence the Share Repurchase Program described above, provided that (a) the Company is not in default under the Credit Agreement, (b) the Company’s undrawn availability under the Credit Agreement is at least $6 million both prior to and immediately following any repurchase, (c) the Company’s undrawn availability under the Credit Agreement plus domestic unrestricted cash is at least $8 million both prior to and immediately following any repurchase, and (d) the Company uses its unrestricted cash for such repurchases and does not request advances against the Credit Agreement for such purposes.

Other Matters

During the first quarter of 2014, we received an informal notice from the landlord of our China facility that we may not be able to extend our lease past its expiration in October 2014 due to possible zoning changes in the village where the facility is located. While we have not received formal notice from the village regarding these changes, we believe it is very likely that we will be obliged to relocate our China facility and have begun to plan for a move and seek alternative space to meet our needs. In addition, we have changed the period over which the China plant’s leasehold improvements are being depreciated to coincide with the expiration of the lease in October 2014. Finally, we have made plans to increase our manufacturing output in advance of the likely move so as to minimize the disruption of such a move to both our customers and the Company’s operations. We have not yet developed a reliable estimate of the costs of the likely move, nor is it certain to what extent the local government will contribute to defray such costs.

22	Index

Index

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

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2013 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2014, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

23	Index

Index

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen (“Modeen”) in the State of New York Supreme Court, County of Wayne (the “Wayne County Action”).  In our initial Complaint, we alleged that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We also allege that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us as well as other obligations he owed us; (ii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s obligations to us; (iii) Arista unlawfully induced Modeen to breach his obligations to us; and (iv) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us.  In February 2012, we amended our Complaint to allege more broadly that Arista has misappropriated our trade secrets and confidential and strategic information related to products, technical requirements, markets, customers and sales and marketing, including (but not solely) through the recruitment and employment of Modeen.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint and Amended Complaint, without asserting any counterclaims.

On December 5, 2011, Arista served us with a Complaint it filed on November 29, 2011 in the State of New York Supreme Court, County of Monroe (the “Monroe County Action”) against us, our officers, several of our directors, and an employee.  In its Complaint, Arista alleges that we and our named defendants have violated the terms of a Confidentiality Agreement with Arista and have unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60,000, and seeks damages, an accounting, and preliminary and permanent injunctive relief. After various motions, two amendments to its original Complaint and discovery between the parties, Arista withdrew all of its claims against all defendants other than the Company and one employee and the Stipulation and Order dismissing those claims was filed on September 20, 2013. On March 16, 2014, Arista delivered a Stipulation of Discontinuance With Prejudice agreeing to withdraw all remaining claims against us and our employee with prejudice which would preclude Arista from pursuing the claims that had been asserted in the Monroe County Action against us and our employee in a new suit or as counterclaims in the Wayne County Action.

The Company’s Wayne County Action continues and discovery is in process.

ITEM 6. EXHIBITS

Exhibit Index	Description of Document	Incorporated By Reference from:

10.1	First Amendment, dated April 30, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated as of May 24, 2013	Filed herewith
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

24	Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: May 9, 2014	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

25	Index

Index

Index to Exhibits

10.1	First Amendment, dated April 30, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated as of May 24, 2013
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

Index

26