Form 10-Q
period 2014-06-29
ULTRALIFE CORP
filed 2014-08-06
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2014

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

The number of shares outstanding of the registrant's common stock was 17,540,382, net of 1,383,977 treasury shares, as of August 1, 2014.

1

ULTRALIFE CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
(unaudited)

ASSETS
	June 29,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$17,160	$16,489
Trade accounts receivable, net of allowance for doubtful accounts of $282 and $288, respectively	10,095	14,238
Inventories, net	27,079	26,053
Prepaid expenses and other current assets	1,043	1,357
Due from insurance company	427	430
Deferred income taxes	86	91
Total current assets	55,890	58,658
Property, equipment and improvements, net	9,916	10,202
Goodwill	16,403	16,419
Other intangible assets, net	4,490	4,646
Security deposits and other non-current assets	232	269
Total assets	$86,931	$90,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,115	$7,053
Accrued compensation and related benefits	1,838	1,908
Accrued expenses and other current liabilities	1,865	3,111
Income taxes payable	35	94
Deferred income taxes	9	9
Total current liabilities	10,862	12,175
Deferred income taxes	4,352	4,242
Other non-current liabilities	98	132
Total liabilities	15,312	16,549

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	—	—
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 18,924,359 shares at June 29, 2014 and 18,851,579 shares at December 31, 2013	1,892	1,888
Capital in excess of par value	175,462	174,932
Accumulated deficit	(97,450)	(94,804)
Accumulated other comprehensive loss	(479)	(614)
Treasury stock - at cost; 1,383,977 shares at June 29, 2014 and 1,372,757 shares at December 31, 2013	(7,697)	(7,658)
Total Ultralife equity	71,728	73,744
Noncontrolling interest	(109)	(99)
Total shareholders’ equity	71,619	73,645

Total liabilities and shareholders' equity	$86,931	$90,194

The accompanying notes are an integral part of these consolidated financial statements.

Index
ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In Thousands except per share amounts)
(unaudited)

	Three month periods ended		Six month periods ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013

Revenues	$15,199	$17,279	$30,484	$38,298
Cost of products sold	10,987	12,757	21,937	27,397
Gross profit	4,212	4,522	8,547	10,901

Operating expenses:
Research and development	1,560	1,669	2,996	3,038
Selling, general and administrative	3,976	4,727	7,971	9,362
Total operating expenses	5,536	6,396	10,967	12,400

Operating loss	(1,324)	(1,874)	(2,420)	(1,499)

Other (expense) income:
Interest income	—	12	9	14
Interest and financing expense	(41)	(43)	(97)	(133)
Miscellaneous	46	2	30	(23)
Loss from continuing operations before income taxes	(1,319)	(1,903)	(2,478)	(1,641)
Income tax provision	57	53	117	151

Net loss from continuing operations	(1,376)	(1,956)	(2,595)	(1,792)
Income (loss) from discontinued operations, net of tax	—	(120)	(61)	144

Net loss	(1,376)	(2,076)	(2,656)	(1,648)

Net loss attributable to noncontrolling interest	16	3	10	9

Net loss attributable to Ultralife	(1,360)	(2,073)	(2,646)	(1,639)

Other comprehensive income:
Foreign currency translation adjustments	69	148	135	21

Comprehensive loss attributable to Ultralife	$(1,291)	$(1,925)	$(2,511)	$(1,618)

Net loss per share attributable to Ultralife common shareholders – basic:
Continuing operations	$(.08)	$(.11)	$(.15)	$(.10)
Discontinued operations	—	(.01)	(.00)	.01
Total	$(.08)	$(.12)	$(.15)	$(.09)

Weighted average shares outstanding – basic	17,533	17,459	17,523	17,458

The accompanying notes are an integral part of these consolidated financial statements.

Index

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(unaudited)
	Six month periods ended
	June 29,	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(2,656)	$(1,648)
Loss (gain) from discontinued operations, net of tax	61	(144)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization of financing fees	1,501	1,637
Amortization of intangible assets	154	199
Loss on long-lived asset impairment	—	56
Foreign exchange loss	—	22
Stock-based compensation	523	430
Changes in deferred income taxes	110	172
Changes in operating assets and liabilities:
Accounts receivable	4,128	8,543
Inventories	(1,042)	(592)
Prepaid expenses and other assets	313	(1,248)
Accounts payable and other liabilities	(2,106)	(4,384)
Net cash provided by (used in) operating activities from continuing operations	986	3,043
Net cash used in operating activities of discontinued operations	—	(998)
Net cash provided by operating activities	986	2,045

INVESTING ACTIVITIES:
Cash paid for property, equipment and improvements	(398)	(444)
Change in restricted cash	—	4
Net cash used in investing activities	(398)	(440)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(39)	—
Proceeds from issuance of common stock	11	12
Net cash (used in) provided by financing activities	(28)	12

Effect of exchange rate changes on cash and cash equivalents	111	(115)

INCREASE IN CASH AND CASH EQUIVALENTS	671	1,502

Cash and cash equivalents, beginning of period	16,489	9,656
Cash and cash equivalents, end of period	$17,160	$11,158

NON-CASH ITEMS:
Construction in progress in accounts payable	$790	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

2.	SHARE REPURCHASE PROGRAM

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company plans to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Share repurchases, if any, will be made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The timing, manner, price and amount of any repurchase will be determined at the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares. No purchases have been made under this program through the period ended June 29, 2014.

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

Index

	June 29,	December 31,
	2014	2013
Raw materials	$15,819	$16,239
Work in process	2,501	2,412
Finished goods	8,759	7,402
Total	$27,079	$26,053

4.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	June 29,	December 31,
	2014	2013
Land	$123	$123
Buildings and leasehold improvements	7,564	7,412
Machinery and equipment	47,886	47,405
Furniture and fixtures	1,895	1,866
Computer hardware and software	4,287	4,247
Construction in process	1,534	1,073
	63,289	62,126
Less-accumulated depreciation	(53,373)	(51,924)
Net property, equipment and improvements	$9,916	$10,202

Depreciation expense for property, equipment and improvements was as follows:

	Three-month periods ended		Six-month periods ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Depreciation expense	$754	$729	$1,465	$1,559

5.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the six-month periods ended June 29, 2014 and June 30, 2013:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2012	$4,851	$11,493	$16,344
Effect of foreign currency translation	13	—	13
Balance – June 30, 2013	4,864	11,493	16,357
Effect of foreign currency translation	62	—	62
Balance - December 31, 2013	4,926	11,493	16,419
Effect of foreign currency translation	(16)	—	(16)
Balance – June 29, 2014	$4,910	$11,493	$16,403
7

Index

b. Intangible Assets

The composition of intangible assets was:

	at June 29, 2014
		Accumulated
	Cost	amortization	Net

Trademarks	$3,567	$—	$3,567
Patents and technology	4,508	(4,025)	483
Customer relationships	4,026	(3,615)	411
Distributor relationships	390	(361)	29
Non-compete agreements	218	(218)	—
Total intangible assets	$12,709	$(8,219)	$4,490

	at December 31, 2013
		Accumulated
	Cost	amortization	Net

Trademarks	$3,568	$—	$3,568
Patents and technology	4,511	(3,941)	570
Customer relationships	4,033	(3,562)	471
Distributor relationships	393	(356)	37
Non-compete agreements	218	(218)	—
Total intangible assets	$12,723	$(8,077)	$4,646

 Amortization expense for intangible assets was as follows:

	Three-month periods ended		Six-month periods ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Amortization included in:
Research and development	$45	$55	$87	$111
Selling, general and administrative	35	43	67	88
Total amortization expense	$80	$98	$154	$199

The change in the cost value of total intangible assets from December 31, 2013 to June 29, 2014 is a result of the effect of foreign currency translations.

6.	REVOLVING CREDIT AGREEMENT

We have financing through a Revolving Credit, Guaranty and Security Agreement, dated as of May 24, 2013, (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC”), which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility (the “Credit Facility”). The Credit Agreement provides that the Credit Facility may be increased with PNC’s concurrence to an amount not to exceed $35 million, provided such increase must occur prior to the last six months of the term, which expires on May 24, 2017.

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

Index

As of June 29, 2014, we had approximately $12,361 of borrowing capacity in addition to our cash on hand of $17,160, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either June 29, 2014 or December 31, 2013.

On April 30, 2014, the Company and PNC entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the Company to commence the Share Repurchase Program described in Note 2 above, provided that (a) the Company is not in default under the Credit Agreement, (b) the Company’s undrawn availability under the Credit Agreement is at least $6 million both prior to and immediately following any repurchase, (c) the Company’s undrawn availability under the Credit Agreement plus domestic unrestricted cash is at least $8 million both prior to and immediately following any repurchase, and (d) the Company uses its unrestricted cash for such repurchases and does not request advances against the Credit Agreement for such purposes.

7.	SHAREHOLDERS’ EQUITY

a. Common Stock

In the three-month and six-month periods ended June 29, 2014, we issued 14,153 and 28,792 shares of common stock to our non-employee directors, respectively, valued at $57 and $114, respectively.

b. Stock Options

We have stock options outstanding from various stock-based employee compensation plans, for which we record compensation cost relating to share-based payment transactions in our financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Compensation cost related to stock options was $198 and $200 for the three-month periods ended June 29, 2014 and June 30, 2013, respectively. Compensation cost related to stock options was $371 and $390 for the six-month periods ended June 29, 2014 and June 30, 2013, respectively. As of June 30, 2014, there was $766 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes stock option activity for the first quarter of 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,131,622	$6.99
Granted	252,500	3.94
Exercised	(2,900)	3.69
Forfeited	(28,630)	3.95
Expired	(80,669)	7.85
Outstanding at June 29, 2014	2,271,923	6.61	3.97	$227
Vested and expected to vest at
June 29, 2014	2,077,123	6.82	3.90	$186
Exercisable at June 29, 2014	1,247,185	$6.14	3.06	$82
9

Index

The following assumptions were used to value stock options granted during the six months ended June 29, 2014:

Risk-free interest rate	1.10%
Volatility factor	59.94%
Dividends	0.00%
Weighted average expected life (years)	4.15

Cash flows from excess tax benefits are required to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first six months of 2014 and 2013. Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 29, 2014 and June 30, 2013 was $11 and $0, respectively. Cash received from stock option exercises for the six-month periods ended June 29, 2014 and June 30, 2013 was $11 and $12, respectively.

c. Restricted Stock Awards

No restricted stock was awarded during the three or six month periods ending June 29, 2014. Included in stock compensation expense recorded in our financial statements in the three and six months ended June 29, 2014 was $34 and $83, respectively, relating to the restricted stock units held by our President and Chief Executive Officer. There was $40 in stock compensation expense relating to restricted stock awards in both the three and six month periods ended June 30, 2013. There is $67 of unrecognized compensation cost related to restricted stock units as of June 29, 2014. 30,000 shares of restricted stock units vested during the first six months of 2014.

8.	INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended June 29, 2014 and June 30, 2013, we recorded $57 and $53, respectively, in income tax expense. For the six-month periods ended June 29, 2014 and June 30, 2013, we recorded $117 and $151, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2014 was due to state income taxes, and in 2013 was primarily due to the income reported for our China operations during the period.

Our effective consolidated tax rates for the three and six month periods ended June 29, 2014 and June 30, 2013 were:

Index
	Three-month periods ended		Six-month periods ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Loss from continuing operations
before income taxes (a)	$(1,319)	$(1,903)	$(2,478)	$(1,641)

Income tax provision (b)	57	53	117	151

Effective income tax rate (b/a)	-4.3%	-2.8%	-4.7%	-9.2%

The overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have recorded a full reserve against our deferred tax assets pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, that it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss (“NOL”) carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of NOL available to offset taxable income to 90% of the current year income. We incurred $0 and $12 in alternative minimum tax for the three and six months ended June 30, 2013, respectively, and no alternative minimum tax in 2014. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for this related deferred tax asset.

As of June 29, 2014, we have foreign and domestic NOL’s totaling approximately $64,700 available to reduce future taxable income. Foreign loss carryforwards of approximately $12,600 can be carried forward indefinitely. The domestic NOL carryforward of $52,100 expires from 2019 through 2034. The domestic NOL carryforward includes approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

Our unrecognized tax benefits related to uncertain tax positions at March 30, 2014 relate to Federal and various state jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

	Six month periods ended
	June 29,	June 30,
	2014	2013
Balance – beginning of period	$7,296	$7,508
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	—	—
Settlements	—	—
Balance – end of period	$7,296	$7,508

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

Index

9.	EARNINGS PER SHARE

We have adopted the guidance of the Financial Accounting Standards Board (FASB) for determining whether instruments granted in share-based payment transactions are participating securities. The guidance requires that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (such as restricted stock awards granted by us) be considered participating securities. Because restricted stock awards are participating securities, we are required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”).

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. Due to our net losses in the three and six month periods ended June 29, 2014 and June 30, 2013, no dilutive securities were considered.

There were 2,271,923 and 2,289,538 outstanding stock options at June 29, 2014 and June 30, 2013, respectively, that were not included in EPS for the three and six month periods presented as the effect would be anti-dilutive.

10.	COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

a. Purchase Commitments

As of June 29, 2014, we have made commitments to purchase approximately $518 of production machinery and equipment.

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

	Six month periods ended
	June 29, 2014	June 30, 2013
Accrued warranty obligations – beginning	$513	$607
Accruals for warranties issued	66	120
Settlements made	(50)	(46)
Accrued warranty obligations – ending	$529	$681
12

Index

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

d. Other Matters – Subsequent Event

During the first quarter of 2014, we received an informal notice from the landlord of our China facility that we may not be able to extend our lease past its expiration in October 2014 due to possible zoning changes in the village where the facility is located. In response to this informal notification, we changed the period over which the China plant’s leasehold improvements are being depreciated to coincide with the expiration of the lease in October 2014.

During the second quarter of 2014, the landlord confirmed to us that the lease for our China facility would not be extended, and we commenced a search for an alternate site to relocate our facility. We also developed plans to increase our manufacturing output in advance of the move so as to minimize the disruption of such a move to both our customers and the Company’s operations.

Index

Subsequent to June 29, 2014, the Company’s subsidiary in China entered into a lease for a replacement facility, also located in Shenzhen. The lease includes a five year term including two rent-free months, and requires rent payments of RMB117 (approximately $19 at the current exchange rate) per month for the first three years, increasing to RMB126 (approximately $20) per month for the final two years. We believe that the expense of the move, net of expected local government reimbursements, will be in the range of $400 to $500, and will be incurred during the third and fourth quarters of 2014.

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

The components of segment performance were as follows:

Three-Month Period Ended June 29, 2014:

	Battery & Energy Products	Communi- cations systems	Dis-continued operations	Corporate	Total
Revenues	$12,165	$3,034	$—	$—	$15,199
Segment contribution	2,876	1,336	—	(5,536)	(1,324)
Interest, financing
and miscellaneous
expense, net				5	5
Tax provision				(57)	(57)
Discontinued operations
Noncontrolling interest				16	16
Net loss attributable
to Ultralife					$(1,360)
Total assets	$37,586	$29,866	$—	$19,479	$86,931

Three-Month Period Ended June 30, 2013:

	Battery & Energy Products	Communi- cations systems	Dis-continued operations	Corporate	Total
Revenues	$14,656	$2,623	$—	$—	$17,279
Segment contribution	3,490	1,032	—	(6,396)	(1,874)
Interest, financing
and miscellaneous
expense, net				(29)	(29)
Tax provision				(53)	(53)
Discontinued operations			(120)		(120)
Noncontrolling interest				3	3
Net loss attributable
to Ultralife					$(2,073)
Total assets	$44,357	$31,711	$—	$15,067	$91,135
14

Index

Six-Month Period Ended June 29, 2014:

	Battery & Energy Products	Communi- cations systems	Dis-continued operations	Corporate	Total
Revenues	$26,087	$4,397	$—	$—	$30,484
Segment contribution	6,677	1,870	—	(10,967)	(2,420)
Interest, financing
and miscellaneous
expense, net				(58)	(58)
Tax provision				(117)	(117)
Discontinued operations			(61)		(61)
Noncontrolling interest				10	10
Net loss attributable
to Ultralife					$(2,646)

Six-Month Period Ended June 30, 2013:

	Battery & Energy Products	Communi- cations systems	Dis-continued operations	Corporate	Total
Revenues	$27,709	$10,589	$—	$—	$38,298
Segment contribution	6,590	4,311	—	(12,400)	(1,499)
Interest, financing
and miscellaneous
expense, net				(142)	(142)
Tax provision				(151)	(151)
Discontinued operations			144		144
Noncontrolling interest				9	9
Net loss attributable
to Ultralife					$(1,639)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at June 29, 2014 and December 31, 2013. The fair value of cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

13.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The total amount of the loss pertaining to assets and the related expenses was approximately $1,589. We have made a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We have received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of June 29, 2014 and December 31, 2013, we reflect a receivable from the insurance company relating to this claim of $185, which is net of our deductible of approximately $132, and represents additional proceeds to be received.

Index

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In April 2014, the FASB issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company will adopt this standard on January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its Consolidated Financial Statements.

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

Consolidated revenues of $15,199 for the three-month period ended June 29, 2014, decreased by $2,080 or 12.0%, from $17,279 during the three-month period ended June 30, 2013, primarily due to the continued worldwide retrenchment of government and defense spending, which offset a 19% increase in commercial revenue for the Battery & Energy Products business.

Index

Gross profit for the three-month period ended June 29, 2014 was $4,212, or 27.7% of revenues, compared to $4,522, or 26.2% of revenues, for the same quarter a year ago. The 150 basis points improvement is due primarily to the increased overall revenue contribution of the higher margin Communications Systems sales, which increased from 15% of revenues in the second quarter of 2013 to 20% in the 2014 period. The impact of the sales mix was accentuated by the improvement of gross margin for the Communications Systems business which grew 470 basis points to 44.0% for the 2014 period reflecting higher production volumes favorable product mix.

Operating expenses decreased to $5,536 during the three-month period ended June 29, 2014, compared to $6,396 during the three-month period ended June 30, 2013, resulting primarily from continued actions to reduce general and administrative expenses, focused spending in the development of new products and lower overall sales commissions and selling expense.

The lower revenue and resulting impact on gross profit was more than offset by lower operating expenses, resulting in an operating loss of $1,324 for the three-month period ended June 29, 2014, compared to an operating loss of $1,874 for the three-month period ended June 30, 2013.

Net loss from continuing operations was $(1,376), or $(0.08) per share, for the three-month period ended June 29, 2014, compared to a net loss of $(1,956) or $0.11 per share, for the three-month period ended June 30, 2013. Net income (loss) from discontinued operations was $0, or $0.00 per share, for the three-month period ended June 29, 2014 versus $(120), or $(0.01) per share, for the three-month period ended June 30, 2013.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $(174) in the second quarter of 2014 compared to $(802) for the second quarter of 2013. See the section “Adjusted EBITDA from continuing operations” beginning on page 22 for a reconciliation of Adjusted EBITDA from continuing operations to net (loss) income attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents of $17,160, a $5,588 (or 48%) improvement over the cash position of $11,572 as of the second quarter of 2013. The increase in cash and cash equivalents from the second quarter of 2013 is primarily attributable to our financial performance and cash generated from our Lean initiatives, including reductions in inventory and more timely accounts receivable collections. Cash and cash equivalents as of June 29, 2014 increased by $671 from $16,489 as of December 31, 2013. The increase in cash and cash equivalents from December 31, 2013 is primarily attributable to more timely collections of accounts receivable.

Outlook

Despite the company’s commercial sales momentum, management now expects revenue for the year to be approximately 10% below last year given the reductions in global government and defense spending to date that is likely to persist. As a result of the revised outlook for revenue, management now expects a slight operating loss for the year in the range of 2 – 3% of sales.

The Company cautions that the timing of orders and shipments may cause variability in quarterly results.

Index

Results of Operations

Three-month periods ended June 29, 2014 and June 30, 2013

Revenues. Consolidated revenues for the three-month period ended June 29, 2014 amounted to $15,199, a decrease of $2,080, or 12.0%, from the $17,279 reported for the three-month period ended June 30, 2013.

Battery & Energy Products revenues decreased $2,491, or 17.0%, from $14,656 for the three-month period ended June 30, 2013 to $12,165 for the three-month period ended June 29, 2014. Commercial sales of this business increased 19% over the 2013 three month period and now comprise 72% of total segment sales versus 50% last year. This increase was more than offset by lower shipments to government and defense customers which declined by 53% from 2013 primarily due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries.

Communications Systems revenues increased $411, or 15.7%, from $2,623 during the three-month period ended June 30, 2013 to $3,034 for the three-month period ended June 29, 2014, driven by the fulfillment of a $1,895 order for the recently introduced Universal Vehicle Adaptors.

Cost of Products Sold. Cost of products sold totaled $10,987 for the quarter ended June 29, 2014, a decrease of $1,770, or 13.9%, from the $12,757 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 73.8% for the three-month period ended June 30, 2013 to 72.3% for the three-month period ended June 29, 2014. Correspondingly, consolidated gross margin was 27.7% for the three-month period ended June 29, 2014, compared with 26.2% for the three-month period ended June 30, 2013, reflecting a higher mix of the higher margin Communications Systems revenues.

In our Battery & Energy Products segment, the cost of products sold decreased $1,877, from $11,166 during the three-month period ended June 30, 2013 to $9,289 during the three-month period ended June 29, 2014. Battery & Energy Products’ gross profit for the second quarter of 2014 was $2,876, or 23.6% of revenues, a decrease of $614 from gross profit of $3,490, or 23.8% of revenues, for the second quarter of 2013. Battery & Energy Products’ gross margin as a percentage of revenues decreased for the three-month period ended June 29, 2014 by 20 basis points, reflecting product mix.

In our Communications Systems segment, the cost of products sold increased by $107 or 6.7% from $1,591 during the three-month period ended June 30, 2013 to $1,698 during the three-month period ended June 29, 2014. Communications Systems’ gross profit for the first quarter of 2014 was $1,336, or 44.0% of revenues, an increase of $304 from gross profit of $1,032, or 39.3% of revenues, for the second quarter of 2013. The 470 basis points increase in gross margin as a percentage of revenue during 2014 is due to higher production volumes and favorable product mix.

Operating Expenses. Total operating expenses for the three-month period ended June 29, 2014 totaled $5,536, a decrease of $860 or 13.4% from the $6,396 recorded during the three-month period ended June 30, 2013, resulting primarily from continued tight control over general and administrative expenses.

Overall, operating expenses as a percentage of revenues were 36.4% for the quarter ended June 29, 2014 compared to 37.0% for the quarter ended June 30, 2013. Amortization expense associated with intangible assets related to our acquisitions was $80 for the second quarter of 2014 ($35 in selling, general and administrative expenses and $45 in research and development costs), compared with $98 for the second quarter of 2013 ($43 in selling, general, and administrative expenses and $55 in research and development costs). Research and development costs were $1,560 for the three-month period ended June 29, 2014, a decrease of $109, or 6.5%, from $1,669 for the three-months ended June 30, 2013, as we continued to sharpen our focus on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $751, or 15.9%, to $3,976 during the second quarter of 2014 from $4,727 during the second quarter of 2013, reflecting continued actions to reduce discretionary general and administrative expenses and lower sales commissions earned.

Index

Other Income (Expense). Other income totaled $5 for the three-month period ended June 29, 2014 compared to $(29) for the three-month period ended June 30, 2013. Interest and financing expense, net of interest income, decreased $2, to $41 for the second quarter of 2014 from $43 for the comparable period in 2013, as a result of the more favorable unused line fee under our new Credit Agreement with PNC Bank. Miscellaneous income amounted to $46 for the second quarter of 2014 compared with $2 for the second quarter of 2013, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $57 for the second quarter of 2014 compared with a tax provision of $53 for the second quarter of 2013. The effective consolidated tax rate for the three-month periods ended June 29, 2014 and June 30, 2013 was:

	Three month periods ended
	June 29,	June 30,
	2014	2013
(Loss) income from continuing operations before
income taxes (a)	$(1,319)	$(1,903)

Income tax provision (b)	57	53

Effective income tax rate (b/a)	-4.3%	-2.8%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for the first quarters of 2014 and 2013. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center and its subsequent change to a sales center in 2012.

Discontinued Operations. Income (Loss) from discontinued operations, net of tax, totaled $0 for the second quarter of 2014, compared to $(120) for the second quarter of 2013. The loss realized in the second quarter of 2013 was primarily related to the final settlement of the sale of our RedBlack business.

Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $(1,360) and $(0.08), respectively, for the three months ended June 29, 2014, compared to $($2,073) and $(0.11), respectively, for the three months ended June 30, 2013. Average common shares outstanding used to compute diluted earnings per share increased from 17,459,000 in the second quarter of 2013 to 17,533,000 in the second quarter of 2014, mainly due to stock option exercises, vesting of restricted stock units and shares of common stock issued to our non-employee directors.

Six-month periods ended June 29, 2014 and June 30, 2013

Revenues. Consolidated revenues for the six-month period ended June 29, 2014 amounted to $30,484, a decrease of $7,814 or 20.4%, from the $38,298 reported for the six-month period ended June 30, 2013.

Index

Battery & Energy Products revenues decreased $1,622, or 5.9%, from $27,709 for the six-month period ended June 30, 2013 to $26,087 for the six-month period ended June 29, 2014. Commercial sales of this business increased 23.5% over the 2013 six-month period and now comprise 65.5% of total segment sales versus 49.9% last year. This increase was more than offset by lower shipments to government and defense customers which declined by 29.9% from 2013 primarily due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries.

Communications Systems revenues decreased $6,192, or 58.5%, from $10,589 during the six-month period ended June 30, 2013 to $4,397 for the six-month period ended June 29, 2014, reflecting continued slowness in closing new orders from the U.S. government.

Cost of Products Sold. Cost of products sold totaled $21,937 for the six-month period ended June 29, 2014, a decrease of $5,460, or 19.9%, from the $27,397 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 71.5% for the six-month period ended June 30, 2013 to 72.0% for the six-month period ended June 29, 2014. Correspondingly, consolidated gross margin was 28.0% for the six-month period ended June 29, 2014, compared with 28.5% for the six-month period ended June 30, 2013, reflecting a lower mix of the higher margin Communications Systems revenues.

In our Battery & Energy Products segment, the cost of products sold decreased $1,709, from $21,119 during the six-month period ended June 30, 2013 to $19,410 during the six-month period ended June 29, 2014. Battery & Energy Products’ gross profit for the 2014 six-month period was $6,677, or 25.6% of revenues, an increase of $87 from gross profit of $6,590, or 23.8% of revenues, for the 2013 six-month period. Battery & Energy Products’ gross margin as a percentage of revenues increased for the six-month period ended June 29, 2014 by 180 basis points, reflecting productivity improvements.

In our Communications Systems segment, the cost of products sold decreased by $3,751 or 59.7% from $6,278 during the six-month period ended June 30, 2013 to $2,527 during the six-month period ended June 29, 2014. Communications Systems’ gross profit for the first six months of 2014 was $1,870, or 42.5% of revenues, an decrease of $2,441 from gross profit of $4,331, or 40.7% of revenues, for the second quarter of 2013. The 180 basis points increase in gross margin as a percentage of revenue during 2014 is due to product mix, most notably the shipment of recently introduced Universal Vehicle Adaptors in the second quarter of 2014.

Operating Expenses. Total operating expenses for the six-month period ended June 29, 2014 totaled $10,967, a decrease of $1,433 or 11.6% from the $12,400 recorded during the six-month period ended June 30, 2013, resulting primarily from continued tight control over general and administrative expenses.

Overall, operating expenses as a percentage of revenues were 36.0% for the six-month period ended June 29, 2014 compared to 32.4% for the comparable 2013 period. Amortization expense associated with intangible assets related to our acquisitions was $154 for the first six months of 2014 ($67 in selling, general and administrative expenses and $87 in research and development costs), compared with $199 for the first six months of 2013 ($88 in selling, general, and administrative expenses and $111 in research and development costs). Research and development costs were $2,996 for the six-month period ended June 29, 2014, a decrease of $42, or 1.4%, from $3,038 for the six-months ended June 30, 2013, as we continued to sharpen our focus on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $1,391, or 14.9%, to $7,971 during the first six months of 2014 from $9,362 during the first six months of 2013, reflecting continued actions to reduce discretionary general and administrative expenses and lower sales commissions earned.

Other Income (Expense). Other income (expense) totaled $(67) for the six-month period ended June 29, 2014 compared to $(156) for the three-month period ended June 30, 2013. Interest and financing expense, net of interest income, decreased $36, to $97 for the 2014 period from $133 for the comparable period in 2013, as a result of the more favorable unused line fee under our new Credit Agreement with PNC Bank. Miscellaneous income (expense) amounted to $30 for the first six months of 2014 compared with $(23) for the first six months of 2013, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Index

Income Taxes. We reflected a tax provision of $117 for the first two quarters of 2014 compared with a tax provision of $151 for the first two quarters of 2013. The effective consolidated tax rate for the six-month periods ended June 29, 2014 and June 30, 2013 was:

	Six-month periods ended
	June 29,	June 30,
	2014	2013
(Loss) income from continuing operations before
income taxes (a)	$(2,478)	$(1,641)

Income tax provision (b)	117	151

Effective income tax rate (b/a)	-4.7%	-9.2%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Discontinued Operations. Income (Loss) from discontinued operations, net of tax, totaled $(61) for the first six months of 2014, compared to $144 for the comparable period in 2013. The expense for the 2014 period reflects the final settlements of the sale of our RedBlack business, and the income for the 2013 period primarily reflects the final settlement of the obligation to return the company’s former UK facility back to its original condition per a previous contractual commitment.

Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per diluted share was $(2,646) and $(0.15), respectively, for the six months ended June 29, 2014, compared to $($1,639) and $(0.10), respectively, for the six months ended June 30, 2013. Average common shares outstanding used to compute diluted earnings per share increased from 17,458,000 in the 2013 period to 17,523,000 in the 2014 peirod, mainly due to stock option exercises, vesting of restricted stock units and shares of common stock issued to our non-employee directors.

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

Index

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

Index

	Three-month periods ended		Six-month periods ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Net loss attributable to Ultralife	$(1,360)	$(2,073)	$(2,646)	$(1,639)
Add (subtract):
Interest and financing expense, net	41	31	97	119
Income tax provision	57	53	117	151
Depreciation expense	754	729	1,465	1,559
Amortization of intangible assets	80	98	154	199
Stock-based compensation expense	254	240	523	430
Loss (gain) from discontinued
operations	—	120	61	(144)
Adjusted EBITDA	$(174)	$(802)	$(229)	$675

Liquidity and Capital Resources

As of June 29, 2014, cash and cash equivalents totaled $17,160, an increase of $671 from the beginning of the year. During the six-month period ended June 29, 2014, we generated $986 of cash from our operating activities as compared to cash generated totaling $2,045 during the six-month period ended June 30, 2013. Cash generated from operations in 2014 was positive despite our net loss of $2,656, as the loss was largely offset by non-cash expenses (depreciation, amortization and stock-based compensation) totaling $2,178. Cash generated from operations in 2014 resulted primarily from a $4,128 decrease in accounts receivable, offset partially by our loss of $2,656, a decrease in accounts payable and other liabilities of $2,106 and an increase in inventories which totaled $1,042. Cash generated from operations in 2013 resulted primarily from a $8,543 decrease in accounts receivable, offset partially by our loss of $1,648 and a decrease in accounts payable and accrued expenses of $4,384.

Inventory turnover for the first six months of 2014 was an annualized rate of approximately 2.0 turns per year, unchanged from the first six months of 2013.

We used $398 in cash for investing activities during the six month period ended June 29, 2014 compared with $440 in cash used for investing activities in the same period in 2013. In both periods, this spending was principally for the purchase of property, equipment and improvements.

As of June 29, 2014, we had made commitments to purchase approximately $518 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company plans to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Share repurchases, if any, will be made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The timing, manner, price and amount of any repurchase will be determined in the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares. No purchases have been made under this program through the period ended June 29, 2014.

Index

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility. As of June 29, 2014, we had approximately $12,361 of borrowing capacity under our $20 million Credit Facility with PNC Bank, in addition to our cash on hand of $17,160, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either June 29, 2014 or June 30, 2013.

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

On April 30, 2014, the Company and PNC entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the Company to commence the Share Repurchase Program described above, provided that (a) the Company is not in default under the Credit Agreement, (b) the Company’s undrawn availability under the Credit Agreement is at least $6 million both prior to and immediately following any repurchase, (c) the Company’s undrawn availability under the Credit Agreement plus domestic unrestricted cash is at least $8 million both prior to and immediately following any repurchase, and (d) the Company uses its unrestricted cash for such repurchases and does not request advances against the Credit Agreement for such purposes.

Off balance sheet arrangements

During the first quarter of 2014, we received an informal notice from the landlord of our China facility that we may not be able to extend our lease past its expiration in October 2014 due to possible zoning changes in the village where the facility is located. In response to this informal notification, we changed the period over which the China plant’s leasehold improvements are being depreciated to coincide with the expiration of the lease in October 2014.

During the second quarter of 2014, the landlord confirmed to us that the lease for our China facility would not be extended, and we commenced a search for an alternate site to relocate our facility. We also developed plans to increase our manufacturing output in advance of the move so as to minimize the disruption of such a move to both our customers and the Company’s operations.

Subsequent to June 29, 2014, the Company’s subsidiary in China entered into a lease for a replacement facility, also located in Shenzhen. The lease includes a five year term including two rent-free months, and requires rent payments of RMB117 (approximately $19 at the current exchange rate) per month for the first three years, increasing to RMB126 (approximately $20) per month for the final two years. We believe that the expense of the move, net of expected local government reimbursements, will be in the range of $400 to $500, and will be incurred during the third and fourth quarters of 2014.

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

Index

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

Index

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

ULTRALIFE CORPORATION
(Registrant)

Date: August 6, 2014	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	By: /s/ Philip A. Fain
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

