Form 10-Q
period 2014-09-28
ULTRALIFE CORP
filed 2014-11-04
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 2014

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

The number of shares outstanding of the registrant's common stock was 17,397,010, net of 1,544,534 treasury shares, as of October 31, 2014.

1

ULTRALIFE CORPORATION
INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Consolidated Balance Sheets as of September 28, 2014 and December 31, 2013 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 28, 2014 and June 30, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 28, 2014 and June 30, 2013 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	27

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

	Signatures	30

	Index to Exhibits	31

2	Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
(unaudited)

ASSETS
	September 28,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$15,571	$16,489
Trade accounts receivable, net of allowance for doubtful accounts of $289 and $288, respectively	10,470	14,238
Inventories, net	28,500	26,053
Prepaid expenses and other current assets	1,515	1,357
Due from insurance company	428	430
Deferred income taxes	86	91
Total current assets	56,570	58,658
Property, equipment and improvements, net	9,897	10,202
Goodwill	16,407	16,419
Other intangible assets, net	4,413	4,646
Security deposits and other non-current assets	253	269
Total assets	$87,540	$90,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,142	$7,053
Accrued compensation and related benefits	1,565	1,908
Accrued expenses and other current liabilities	3,278	3,111
Income taxes payable	40	94
Deferred income taxes	9	9
Total current liabilities	12,034	12,175
Deferred income taxes	4,407	4,242
Other non-current liabilities	89	132
Total liabilities	16,530	16,549

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	—	—
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 18,941,544 shares at September 28, 2014 and 18,851,579
shares at December 31, 2013	1,894	1,888
Capital in excess of par value	175,698	174,932
Accumulated deficit	(97,773)	(94,804)
Accumulated other comprehensive loss	(450)	(614)
Treasury stock - at cost; 1,544,534 shares at September 28, 2014 and 1,372,757 shares at December 31, 2013	(8,247)	(7,658)
Total Ultralife equity	71,122	73,744
Noncontrolling interest	(112)	(99)
Total shareholders’ equity	71,010	73,645

Total liabilities and shareholders' equity	$87,540	$90,194

The accompanying notes are an integral part of these consolidated financial statements.

3	Table of Contents

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands except per share amounts)
(unaudited)

	Three month periods ended		Nine month periods ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013

Revenues	$16,062	$20,361	$46,546	$58,659
Cost of products sold	11,576	14,234	33,513	41,631
Gross profit	4,486	6,127	13,033	17,028

Operating expenses:
Research and development	1,014	1,418	4,010	4,456
Selling, general and administrative	3,527	4,057	11,498	13,419
Total operating expenses	4,541	5,475	15,508	17,875

Operating (loss) income	(55)	652	(2,475)	(847)

Other (expense) income:
Interest income	3	13	12	27
Interest and financing expense	(56)	(66)	(153)	(199)
Miscellaneous	(158)	(8)	(128)	(31)
(Loss) income from continuing operations
before income taxes	(266)	591	(2,744)	(1,050)
Income tax provision (benefit)	60	(16)	177	135

Net (loss) income from continuing operations	(326)	607	(2,921)	(1,185)
Income (loss) from discontinued operations, net of tax	—	15	(61)	159

Net (loss) income	(326)	622	(2,982)	(1,026)

Net loss attributable to noncontrolling interest	3	22	13	31

Net (loss) income attributable to Ultralife	(323)	644	(2,969)	(995)

Other comprehensive (loss) income:
Foreign currency translation adjustments	29	32	164	53

Comprehensive (loss) income attributable to Ultralife	$(294)	$676	$(2,805)	$(942)

Net (loss) income per share attributable to Ultralife common shareholders – basic:
Continuing operations	$(.02)	$.04	$(.17)	$(.07)
Discontinued operations	—	.00	(.00)	.01
Total	$(.02)	$.04	$(.17)	$(.06)

Net (loss) income per share attributable to Ultralife common shareholders – diluted:
Continuing operations		$.04
Discontinued operations		.00
Total		$.04

Weighted average shares outstanding – basic	17,490	17,467	17,510	17,461
Weighted average shares outstanding – diluted		17,532

The accompanying notes are an integral part of these consolidated financial statements.

4	Table of Contents

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(unaudited)
	Nine month periods ended
	September 28,	September 29,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(2,982)	$(1,026)
Loss (gain) from discontinued operations, net of tax	61	(159)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization of financing fees	2,227	2,331
Amortization of intangible assets	232	301
Loss on long-lived asset impairment	—	56
Foreign exchange loss	—	33
Stock-based compensation	761	740
Changes in deferred income taxes	165	170
Changes in operating assets and liabilities:
Accounts receivable	3,755	5,380
Inventories	(2,460)	2,622
Prepaid expenses and other assets	(197)	(231)
Accounts payable and other liabilities	(1,057)	(7,818)
Net cash provided by operating activities from continuing operations	505	2,399
Net cash used in operating activities of discontinued operations	—	(998)
Net cash provided by operating activities	505	1,401

INVESTING ACTIVITIES:
Cash paid for property, equipment and improvements	(968)	(736)
Change in restricted cash	—	(2)
Net cash used in investing activities from continuing operations	(968)	(738)
Net cash provided by investing activities from discontinued operations	—	182
Net cash used in investing activities	(968)	(556)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(589)	—
Proceeds from exercise of stock options	11	12
Net cash (used in) provided by financing activities	(578)	12

Effect of exchange rate changes on cash and cash equivalents	123	(148)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(918)	709

Cash and cash equivalents, beginning of period	16,489	9,656
Cash and cash equivalents, end of period	$15,571	$10,365

NON-CASH ITEMS:
Construction in process in accounts payable	$903	$—

The accompanying notes are an integral part of these consolidated financial statements.

5	Table of Contents

ULTRALIFE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and Renminbi amounts in thousands – except share and per share amounts)

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

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company has the authorization to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Share repurchases will be made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The timing, manner, price and amount of any repurchase will be determined at the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

During the three month period ended September 28, 2014, the Company repurchased 160,557 shares under this program, for an aggregate cost of $550.

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

6	Table of Contents

	September 28,	December 31,
	2014	2013
Raw materials	$16,749	$16,239
Work in process	1,814	1,701
Finished goods	9,937	8,113
Total	$28,500	$26,053

4.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	September 28,	December 31,
	2014	2013
Land	$123	$123
Buildings and leasehold improvements	7,565	7,412
Machinery and equipment	47,889	47,405
Furniture and fixtures	1,954	1,866
Computer hardware and software	4,288	4,247
Construction in process	2,160	1,073
	63,979	62,126
Less-accumulated depreciation	(54,082)	(51,924)
Net property, equipment and improvements	$9,897	$10,202

Depreciation expense for property, equipment and improvements was as follows:

	Three-month periods ended		Nine-month periods ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Depreciation expense	$709	$720	$2,174	$2,279

5.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the nine-month periods ended September 28, 2014 and September 29, 2013:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2012	$4,851	$11,493	$16,344
Effect of foreign currency translation	61	—	61
Balance – September 29, 2013	4,912	11,493	16,405
Effect of foreign currency translation	14	—	14
Balance - December 31, 2013	4,926	11,493	16,419
Effect of foreign currency translation	(12)	—	(12)
Balance – September 28, 2014	$4,914	$11,493	$16,407

7	Table of Contents

b. Intangible Assets

The composition of intangible assets was:

	at September 28, 2014
		Accumulated
	Cost	amortization	Net

Trademarks	$3,567	$—	$3,567
Patents and technology	4,509	(4,070)	439
Customer relationships	4,028	(3,650)	378
Distributor relationships	391	(362)	29
Non-compete agreements	218	(218)	—
Total intangible assets	$12,713	$(8,300)	$4,413

	at December 31, 2013
		Accumulated
	Cost	amortization	Net

Trademarks	$3,568	$—	$3,568
Patents and technology	4,511	(3,941)	570
Customer relationships	4,033	(3,562)	471
Distributor relationships	393	(356)	37
Non-compete agreements	218	(218)	—
Total intangible assets	$12,723	$(8,077)	$4,646

Amortization expense for intangible assets was as follows:

	Three-month periods ended		Nine-month periods ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Amortization included in:
Research and development	$44	$56	$131	$167
Selling, general and administrative	34	46	101	134
Total amortization expense	$78	$102	$232	$301

The change in the cost value of total intangible assets from December 31, 2013 to September 28, 2014 is a result of the effect of foreign currency translations.

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

8	Table of Contents

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

As of September 28, 2014, we had approximately $11,900 of borrowing capacity in addition to our cash on hand of $15,571, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either September 28, 2014 or December 31, 2013.

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

On October 28, 2014, the Company and PNC entered into a second amendment to the Credit Agreement which modifies the definition of EBITDA in the Credit Agreement to include non-cash stock- based compensation expense.

7.	SHAREHOLDERS’ EQUITY

a. Common Stock

In the three-month and nine-month periods ended September 28, 2014, we issued 17,018 and 45,810 shares of common stock to our non-employee directors, respectively, valued at $57 and $170, respectively.

b. Stock Options

We have stock options outstanding from various stock-based employee compensation plans, for which we record compensation cost relating to share-based payment transactions in our financial statements. Compensation cost related to stock options was $142 and $131 for the three-month periods ended September 28, 2014 and September 29, 2013, respectively, and $430 and $521 for the nine-month periods ended September 28, 2014 and September 29, 2013, respectively. As of September 28, 2014, there was $554 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.2 years.

c. Restricted Stock Awards

Our President and Chief Executive Officer holds 120,000 restricted stock units, 30,000 of which vested during the nine month period ended September 28, 2014. Included in stock compensation expense in the three and nine months ended September 28, 2014 was $34 and $117, respectively, relating to these restricted stock units. Included in stock compensation expense in the three and nine months ended September 29, 2013 was $122 and $162, respectively, relating to these restricted stock units. There is $33 of unrecognized compensation cost related to restricted stock units as of September 28, 2014.

9	Table of Contents

In addition, 49,200 shares of restricted stock were awarded to certain of the Company’s employees during the three month period ended September 28, 2014. Included in stock compensation expense in the three and nine months ended September 28, 2014 was $4 related to these awards, and there is $155 of unrecognized compensation cost related to these restricted shares as of September 28, 2014.

8.	INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended September 28, 2014 and September 29, 2013, we recorded $60 and $(16), respectively, in income tax expense (benefit). For the nine-month periods ended September 28, 2014 and September 29, 2013, we recorded $177 and $135, respectively, in income tax expense. The expense is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2014 was due to state income taxes, and in 2013 was primarily due to the income reported for our China operations during the period.

Our effective consolidated tax rates for the three and nine month periods ended September 28, 2014 and September 29, 2013 were:

	Three-month periods ended		Nine-month periods ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Income (loss) from
continuing operations
before income taxes (a)	$(266)	$591	$(2,744)	$(1,050)

Income tax provision (benefit) (b)	60	(16)	177	135

Effective income tax rate (b/a)	-22.6%	-2.7%	-6.5%	-12.9%

The overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have recorded a full reserve against our deferred tax assets pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, that it is more likely than not that we will realize the benefit of these losses. We have substantial net operating loss (“NOL”) carryforwards which offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of NOL available to offset taxable income to 90% of the current year income. We incurred $0 and $12 in alternative minimum tax for the three and nine months ended September 29, 2013, respectively, and no alternative minimum tax in 2014. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a valuation allowance for this related deferred tax asset.

As of September 28, 2014, we have foreign and domestic NOL’s totaling approximately $65,000 available to reduce future taxable income. Foreign loss carryforwards of approximately $12,500 can be carried forward indefinitely. The domestic NOL carryforward of approximately $52,500 expires from 2019 through 2034. The domestic NOL carryforward includes approximately $2,949 for which a benefit will be recorded in capital in excess of par value when realized.

10	Table of Contents

Our unrecognized tax benefits related to uncertain tax positions at September 28, 2014 relate to Federal and various state jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

	Nine month periods ended
	September 28,	September 29,
	2014	2013
Balance – beginning of period	$7,296	$7,508
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	—	—
Settlements	—	—
Balance – end of period	$7,296	$7,508

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

Basic earnings per share (“EPS”) is determined using the Two-Class Method and is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. The Two-Class Method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted EPS includes the dilutive effect of securities, if any, and reflects the more dilutive EPS amount calculated using the treasury stock method or the Two-Class Method. Due to our net losses in the three and nine month periods ended September 28, 2014 and the nine month period ended September 29, 2013, no dilutive securities were considered in those periods.

11	Table of Contents

 There were 2,020,588 outstanding stock options at September 29, 2013 that were not included in the calculation of EPS for the three month period ended September 29, 2013 because the effect would be anti-dilutive. No outstanding stock options were included in the calculation of EPS for the three and nine month periods ended September 28, 2014, or for the nine month period ended September 29, 2013.

10.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of September 28, 2014, we have made commitments to purchase approximately $463 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2014 and 2013 were as follows:

	Nine month periods ended
	September 28, 2014	September 29, 2013
Accrued warranty obligations – beginning	$513	$607
Accruals for warranties issued	77	174
Settlements made	(90)	(68)
Accrued warranty obligations – ending	$500	$713

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business. We believe that the final disposition of such matters, other than the matters described below, will not have a material adverse effect on our financial position, results of operations or cash flows.

Arista Power Litigation

On September 23, 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen (“Modeen”) in the State of New York Supreme Court, County of Wayne (the “Wayne County Action”).  In our initial Complaint, we alleged that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We also allege that, as a result of actions by Arista and Modeen: (i) Modeen has breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us as well as other obligations he owes us; (ii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s obligations to us; (iii) Arista unlawfully induced Modeen to breach his obligations to us; and (iv) Arista’s recruitment and employment of Modeen has breached a subcontract between Arista and us.  In February 2012, we amended our Complaint to allege more broadly that Arista has misappropriated our trade secrets and confidential and strategic information related to products, technical requirements, markets, customers and sales and marketing, including (but not solely) through the recruitment and employment of Modeen.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint and Amended Complaint, without asserting any counterclaims.

12	Table of Contents

On December 5, 2011, Arista served us with a Complaint it filed on November 29, 2011 in the State of New York Supreme Court, County of Monroe (the “Monroe County Action”) against us, our officers, several of our directors, and an employee.  In its Complaint, Arista alleges that we and the named defendants have violated the terms of a Confidentiality Agreement with Arista and have unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60,000, and seeks damages, an accounting, and preliminary and permanent injunctive relief. After various motions, two amendments to its original Complaint and discovery between the parties, Arista withdrew all of its claims against all defendants other than the Company and one employee and the Stipulation and Order dismissing those claims was filed on September 20, 2013. On March 16, 2014, Arista delivered a Stipulation of Discontinuance With Prejudice agreeing to withdraw all remaining claims against us and our employee with prejudice which would preclude Arista from pursuing the claims that had been asserted in the Monroe County Action against us and our employee in a new suit or as counterclaims in the Wayne County Action.

The Company’s Wayne County Action continues and discovery is in process.

d. Other Matters – China Manufacturing Facility Move

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

 In July 2014, the Company’s subsidiary in China entered into a lease for a replacement facility, also located in Shenzhen. The lease has a five year term, includes two rent-free months, and requires rent payments of RMB117 (approximately $19 at the current exchange rate) per month for the first three years, increasing to RMB126 (approximately $20) per month for the final two years.

In September 2014, the Company’s subsidiary in China entered into agreements with the local village government in Shenzhen, China and the subsidiary’s landlord for the facility the subsidiary is required to vacate. These agreements require the local government to compensate both the subsidiary and landlord for the building, leasehold improvements and additional expenses to be incurred in moving from this facility. The subsidiary’s share of this compensation was determined to be $740, and this amount was received during the third quarter.

It is the Company’s policy to recognize this compensation as a pro-rata reduction of expenses as the expenses are recognized. The unrecognized balance is deferred and carried as a current liability.

The Company estimates that the total expenses of moving, including forfeited leasehold improvements, moving costs, legal costs, labor retention incentives and business interruption costs will total approximately $900. During the three month period ended September 28, 2014, the Company recognized $356 of the government’s compensation as a reduction of expenses. Total expenses relating to the relocation were $351 and $475 in the three and nine month periods ended September 28, 2014.

13	Table of Contents

11.	BUSINESS SEGMENT INFORMATION

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

The components of segment performance were as follows:

Three-Month Period Ended September 28, 2014:

	Battery & Energy Products	Communi- cations systems	Dis- continued operations	Corporate	Total
Revenues	$13,913	$2,149	$—	$—	$16,062
Segment contribution	3,812	674	—	(4,541)	(55)
Interest, financing
and miscellaneous
expense, net				(211)	(211)
Tax provision				(60)	(60)
Discontinued operations
Noncontrolling interest				3	3
Net loss attributable
to Ultralife					$(323)
Total assets	$39,568	$29,649	$—	$18,323	$87,540

Three-Month Period Ended September 29, 2013:

	Battery & Energy Products	Communi- cations systems	Dis- continued operations	Corporate	Total
Revenues	$13,507	$6,854	$—	$—	$20,361
Segment contribution	3,601	2,526	—	(5,475)	652
Interest, financing
and miscellaneous
expense, net				(61)	(61)
Tax benefit				16	16
Discontinued operations			15		15
Noncontrolling interest				22	22
Net income attributable
to Ultralife					$644
Total assets	$42,679	$32,268	$—	$13,728	$88,675

14	Table of Contents

 Nine-Month Period Ended September 28, 2014:

	Battery & Energy Products	Communi- cations systems	Dis- continued operations	Corporate	Total
Revenues	$40,000	$6,546	$—	$—	$46,546
Segment contribution	10,489	2,544	—	(15,508)	(2,475)
Interest, financing and
miscellaneous expense, net				(269)	(269)
Tax provision				(177)	(177)
Discontinued operations			(61)		(61)
Noncontrolling interest				13	13
Net loss attributable
to Ultralife					$(2,969)

Nine-Month Period Ended September 29, 2013:

	Battery & Energy Products	Communi- cations systems	Dis- continued operations	Corporate	Total
Revenues	$41,216	$17,443	$—	$—	$58,659
Segment contribution	10,191	6,837	—	(17,875)	(847)
Interest, financing and
miscellaneous expense, net				(203)	(203)
Tax provision				(135)	(135)
Discontinued operations			159		159
Noncontrolling interest				31	31
Net loss attributable
to Ultralife					$(995)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at September 28, 2014 and December 31, 2013. The fair value of cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

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

15	Table of Contents

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its Consolidated Financial Statements.

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

16	Table of Contents

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

Consolidated revenues of $16,062 for the three-month period ended September 28, 2014, decreased by $4,299 or 21.1%, from $20,361 during the three-month period ended September 29, 2013, primarily due to the continued worldwide retrenchment of government and defense spending, which offset a 36% increase in commercial revenue for the Battery & Energy Products business.

Gross profit for the three-month period ended September 28, 2014 was $4,486, or 27.9% of revenues, compared to $6,127, or 30.1% of revenues, for the same quarter a year ago. The 220 basis points decrease is due primarily to the reduction in overall revenue contribution of the higher margin Communications Systems sales, which declined from 34% of revenues in the third quarter of 2013 to 14% in the 2014 period. The impact of the sales mix was partially offset by the improvement of gross margin for the Battery & Energy Products business which grew 70 basis points to 27.4% for the 2014 period reflecting a higher mix of commercial products.

Operating expenses decreased to $4,541 during the three-month period ended September 28, 2014, compared to $5,475 during the three-month period ended September 29, 2013, resulting primarily from continued reductions in discretionary spending, the timing of certain expenses related to new product development and lower sales commissions.

17	Table of Contents

The lower revenue and resulting impact on gross profit was almost offset by lower operating expenses, resulting in an operating loss of $55 for the three-month period ended September 28, 2014, compared to an operating profit of $652 for the three-month period ended September 29, 2013.

Net loss from continuing operations was $(326), or $(0.02) per share, for the three-month period ended September 28, 2014, compared to a net income of $607 or $0.04 per share, for the three-month period ended September 29, 2013. Net income from discontinued operations was $0, or $0.00 per share, for the three-month period ended September 28, 2014 versus $15, or $0.00 per share, for the three-month period ended September 29, 2013.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $815 in the third quarter of 2014 compared to $1,798 for the third quarter of 2013. See the section “Adjusted EBITDA from continuing operations” beginning on page 23 for a reconciliation of Adjusted EBITDA from continuing operations to net (loss) income attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents of $15,571, a $4,786 (or 44%) increase over the cash position of $10,785 as of the third quarter of 2013. The increase in cash and cash equivalents from the third quarter of 2013 is primarily attributable to more timely accounts receivable collections. Cash and cash equivalents as of September 28, 2014 decreased by $918 from $16,489 as of December 31, 2013. The decrease in cash and cash equivalents from December 31, 2013 is primarily attributable to increased inventories to service anticipated market opportunities and the repurchase of Ultralife shares in conjunction with our share repurchase program.

Outlook

Despite the Company’s commercial sales momentum, management now expects revenue for the year to be up to 20% below last year given the reduction in global government and defense spending exacerbated by the continued timing uncertainties of several Communications Systems projects. As a result, management expects an operating loss of approximately 3% - 4% of sales for the year.

Management cautions that the timing of orders and shipments may cause variability in quarterly results.

Results of Operations

Three-month periods ended September 28, 2014 and September 29, 2013

Revenues. Consolidated revenues for the three-month period ended September 28, 2014 amounted to $16,062, a decrease of $4,299, or 21.1%, from the $20,361 reported for the three-month period ended September 29, 2013.

Battery & Energy Products revenues increased $406, or 3.0%, from $13,507 for the three-month period ended September 29, 2013 to $13,913 for the three-month period ended September 28, 2014. Commercial sales of this business increased $2,235 or 36.0% over the 2013 three month period and now comprise 60.6% of total segment sales versus 45.9% last year. This increase was partially offset by lower shipments to government and defense customers which declined by $1,830 or 25.0% from 2013 primarily due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries.

18	Table of Contents

Communications Systems revenues decreased $4,705, or 68.6%, from $6,854 during the three-month period ended September 29, 2013 to $2,149 for the three-month period ended September 28, 2014, reflecting ongoing soft order flow from the government and defense customers and continued delays in approving U.S. Government orders.

Cost of Products Sold. Cost of products sold totaled $11,576 for the quarter ended September 28, 2014, a decrease of $2,658, or 18.7%, from the $14,234 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 69.9% for the three-month period ended September 29, 2013 to 72.1% for the three-month period ended September 28, 2014. Correspondingly, consolidated gross margin was 27.9% for the three-month period ended September 28, 2014, compared with 30.1% for the three-month period ended September 29, 2013, reflecting a lower mix of the higher margin Communications Systems revenues.

In our Battery & Energy Products segment, the cost of products sold increased $194, from $9,906 during the three-month period ended September 29, 2013 to $10,100 during the three-month period ended September 28, 2014. Battery & Energy Products’ gross profit for the third quarter of 2014 was $3,813, or 27.4% of revenues, an increase of $212 from gross profit of $3,601, or 26.7% of revenues, for the third quarter of 2013. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended September 28, 2014 by 70 basis points, reflecting increased sales of higher margin commercial products.

The Company estimates that the total expenses of moving its facility in China, including forfeited leasehold improvements, moving costs, legal costs, labor retention incentives and business interruption costs will total approximately $900. During the three month period ended September 28, 2014, the Company recognized as a reduction of expenses $356 of the local government’s compensation for the expenses to be incurred in relation to this move. Total expenses relating to the relocation were $351 in this period.

In our Communications Systems segment, the cost of products sold decreased by $2,852 or 65.9% from $4,328 during the three-month period ended September 29, 2013 to $1,476 during the three-month period ended September 28, 2014. Communications Systems’ gross profit for the third quarter of 2014 was $673, or 31.3% of revenues, a decrease of $1,853 from gross profit of $2,526, or 36.9% of revenues, for the third quarter of 2013. The 560 basis points decrease in gross margin as a percentage of revenue during 2014 is due to lower production volumes and unfavorable product mix.

Operating Expenses. Total operating expenses for the three-month period ended September 28, 2014 totaled $4,541, a decrease of $934 or 17.1% from the $5,475 recorded during the three-month period ended September 28, 2013, resulting primarily from continued reductions in discretionary spending, the timing of certain expenses related to new product development and lower sales commissions.

Overall, operating expenses as a percentage of revenues were 28.3% for the quarter ended September 28, 2014 compared to 26.9% for the quarter ended September 28, 2013. Amortization expense associated with intangible assets related to our acquisitions was $78 for the third quarter of 2014 ($34 in selling, general and administrative expenses and $44 in research and development costs), compared with $102 for the third quarter of 2013 ($46 in selling, general, and administrative expenses and $56 in research and development costs). Research and development costs were $1,014 for the three-month period ended September 28, 2014, a decrease of $404, or 28.5%, from $1,418 for the three-months ended September 29, 2013, reflecting our sharpened focus on the development of new products with the highest estimated return on investment as well as the timing of the related programs. Selling, general, and administrative expenses decreased $530, or 13.1%, to $3,527 during the third quarter of 2014 from $4,057 during the third quarter of 2013, reflecting continued actions to reduce discretionary general and administrative expenses and lower sales commissions earned.

19	Table of Contents

Other Income (Expense). Other income (expense) totaled ($211) for the three-month period ended September 28, 2014 compared to ($61) for the three-month period ended September 28, 2013. Interest and financing expense, net of interest income, stayed flat at $53 for both the third quarter of 2014 and the third quarter of 2013. Miscellaneous expense amounted to $158 for the third quarter of 2014 compared with $8 for the third quarter of 2013, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $60 for the third quarter of 2014 compared with a tax benefit of $16 for the third quarter of 2013. The tax benefit in the third quarter of 2013 was primarily due to the retroactive impact of a reduction of the statutory rate for our China operation. The effective consolidated tax rate for the three-month periods ended September 28, 2014 and September 29, 2013 was:

	Three month periods ended
	Sept. 28,	Sept. 29,
	2014	2013
(Loss) income from continuing operations before
income taxes (a)	$ (266)	$591

Income tax provision (b)	60	(16)

Effective income tax rate (b/a)	-22.6%	-2.7%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for the first nine months of either 2014 or 2013 . The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center and its subsequent change to a sales center in 2012.

Discontinued Operations. Income from discontinued operations, net of tax, totaled $0 for the third quarter of 2014, compared to $15 for the third quarter of 2013. The income for the third quarter of 2013 reflects some of the adjustments related to the final settlement of the sale of our RedBlack business.

Net Income (Loss) Attributable to Ultralife. Net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per basic share were $(323) and $(0.02), respectively, for the three months ended September 28, 2014, compared to net income attributable to Ultralife and net income attributable to Ultralife common shareholders per diluted share of $644 and $.04, respectively, for the three months ended September 29, 2013. Average common shares outstanding used to compute diluted earnings per share decreased from 17,532,000 in the third quarter of 2013 to 17,490,000 in the third quarter of 2014, mainly due to our repurchase of Ultralife shares in conjunction with our share repurchase program, partially offset by stock option exercises, vesting of restricted stock units and shares of common stock issued to our non-employee directors.

Nine-month periods ended September 28, 2014 and September 29, 2013

Revenues. Consolidated revenues for the nine-month period ended September 28, 2014 amounted to $46,546, a decrease of $12,113 or 20.6%, from the $58,659 reported for the nine-month period ended September 28, 2013.

20	Table of Contents

Battery & Energy Products revenues decreased $1,216, or 3.0%, from $41,216 for the nine-month period ended September 29, 2013 to $40,000 for the nine-month period ended September 28, 2014. Commercial sales of this business increased 27.4% over the 2013 nine-month period and now comprise 63.8% of total segment sales versus 48.6% last year. This increase was more than offset by lower shipments to government and defense customers which declined by 30.1% from 2013 primarily due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries.

Communications Systems revenues decreased $10,897, or 62.5%, from $17,443 during the nine-month period ended September 29, 2013 to $6,546 for the nine-month period ended September 28, 2014, reflecting continued slowness in closing new orders primarily from the U.S. government.

Cost of Products Sold. Cost of products sold totaled $33,513 for the nine-month period ended September 28, 2014, a decrease of $8,118, or 19.5%, from the $41,631 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 71.0% for the nine-month period ended September 29, 2013 to 72.0% for the nine-month period ended September 28, 2014. Correspondingly, consolidated gross margin was 28.0% for the nine-month period ended September 28, 2014, compared with 29.0% for the nine-month period ended September 28, 2013, reflecting a lower mix of the higher margin Communications Systems revenues.

In our Battery & Energy Products segment, the cost of products sold decreased $1,515, or 4.9%, from $31,025 during the nine-month period ended September 29, 2013 to $29,510 during the nine-month period ended September 28, 2014. Battery & Energy Products’ gross profit for the 2014 nine-month period was $10,490, or 26.2% of revenues, an increase of $299 from gross profit of $10,191, or 24.7% of revenues, for the 2013 nine-month period. Battery & Energy Products’ gross margin as a percentage of revenues increased for the nine-month period ended September 28, 2014 by 150 basis points, reflecting the increase in higher margin commercial sales.

During the nine-month period ended September 28, 2014, the Company recognized $356 of the government’s compensation relating to the relocation of our facility in China as a reduction of expenses. Total expenses relating to the relocation were $475 in this period.

In our Communications Systems segment, the cost of products sold decreased by $6,603 or 62.3% from $10,606 during the nine-month period ended September 29, 2013 to $4,003 during the nine-month period ended September 28, 2014. Communications Systems gross profit for the first nine months of 2014 was $2,543, or 38.8% of revenues, an decrease of $4,294 from gross profit of $6,837, or 39.2% of revenues, for the first nine months of 2013. The 40 basis points decrease in gross margin as a percentage of revenue during 2014 is due to product mix.

Operating Expenses. Total operating expenses for the nine-month period ended September 28, 2014 totaled $15,508, a decrease of $2,367 or 13.2% from the $17,875 incurred during the nine-month period ended September 29, 2013, resulting primarily from continued reductions in discretionary spending, lower sales commissions and the timing of certain expenses relating to new product development.

Overall, operating expenses as a percentage of revenues were 33.3% for the nine-month period ended September 28, 2014 compared to 30.5% for the comparable 2013 period. Amortization expense associated with intangible assets related to our acquisitions was $232 for the first nine months of 2014 ($101 in selling, general and administrative expenses and $131 in research and development costs), compared with $301 for the first nine months of 2013 ($134 in selling, general, and administrative expenses and $167 in research and development costs). Research and development costs were $4,010 for the nine-month period ended September 28, 2014, a decrease of $446, or 10.0%, from $4,456 for the nine-months ended September 29, 2013, due to our sharpened focus on the development of new products with the highest estimated return on investment as well as the timing of the related programs. Selling, general, and administrative expenses decreased $1,921, or 14.3%, to $11,498 during the first nine months of 2014 from $13,419 during the first nine months of 2013, reflecting continued actions to reduce discretionary general and administrative expenses and lower sales commissions earned.

21	Table of Contents

Other Income (Expense). Other income (expense) totaled $(269) for the nine-month period ended September 28, 2014 compared to $(203) for the nine-month period ended September 28, 2013. Interest and financing expense, net of interest income, decreased $31, to $141 for the 2014 period from $172 for the comparable period in 2013, as a result of the more favorable unused line fee under our new Credit Agreement with PNC Bank. Miscellaneous income (expense) amounted to ($128) for the first nine months of 2014 compared with ($31) for the first nine months of 2013, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $177 for the first three quarters of 2014 compared with a tax provision of $135 for the first three quarters of 2013. The effective consolidated tax rate for the nine-month periods ended September 28, 2014 and September 29, 2013 was:

	Nine-month periods ended
	September 28,	September 29,
	2014	2013
(Loss) income from continuing operations before
income taxes (a)	$(2,744)	$(1,050)

Income tax provision (b)	177	135

Effective income tax rate (b/a)	-6.5%	-12.9%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Discontinued Operations. Income (loss) from discontinued operations, net of tax, totaled $(61) for the first nine months of 2014, compared to $159 for the comparable period in 2013. The expense for the 2014 period reflects the final settlements of the sale of our RedBlack business, and the income for the 2013 period primarily reflects the final settlement of the obligation to return the Company’s former UK facility back to its original condition per a previous contractual commitment.

Net Loss Attributable to Ultralife. Net loss attributable to Ultralife and loss attributable to Ultralife common shareholders per basic share was $2,969 and $0.17, respectively, for the nine months ended September 28, 2014, compared to $995 and $0.06, respectively, for the nine months ended September 29, 2013. Average common shares outstanding used to compute diluted earnings per share decreased from 17,461,000 in the 2013 period to 17,510,000 in the 2014 period, mainly due to our repurchase of Ultralife shares in conjunction with our share repurchase program, partially offset by stock option exercises, vesting of restricted stock units and shares of common stock issued to our non-employee directors.

22	Table of Contents

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

The term Adjusted EBITDA from continuing operations is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA from continuing operations has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:

•	Adjusted EBITDA from continuing operations does not reflect (1) our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) changes in, or cash requirements for, our working capital needs; (3) the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; (4) income taxes or the cash requirements for any tax payments; and (5) all of the costs associated with operating our business;

23	Table of Contents

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA from continuing operations does not reflect any cash requirements for such replacements;

•	while stock-based compensation is a component of cost of products sold and operating expenses, the impact on our consolidated financial statements compared to other companies can vary significantly due to such factors as assumed life of the stock-based awards and assumed volatility of our common stock;

•	although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting our Energy Services and certain of our UK businesses and divesting our RedBlack Communications business; and

•	other companies may calculate Adjusted EBITDA from continuing operations differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-month periods ended		Nine-month periods ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Net (loss) income attributable
to Ultralife	$(323)	$644	$(2,969)	$(995)
Add (subtract):
Interest and financing expense, net	53	53	141	172
Income tax provision (benefit)	60	(16)	177	135
Depreciation expense	709	720	2,174	2,279
Amortization of intangible assets	78	102	232	301
Stock-based compensation expense	238	310	761	740
Loss (gain) from discontinued
operations	—	(15)	61	(159)
Adjusted EBITDA	$815	$1,798	$577	$2,473

Liquidity and Capital Resources

As of September 28, 2014, cash and cash equivalents totaled $15,571, a decrease of $918 from the beginning of the year. During the nine-month period ended September 28, 2014, we generated $505 of cash from our operating activities as compared to cash generated totaling $2,399 during the nine-month period ended September 29, 2013. Cash generated from operations in 2014 was positive despite our net loss of $2,982, as the loss was more than offset by non-cash expenses (depreciation, amortization and stock-based compensation) totaling $3,220. Also impacting cash generated from operations in 2014 was a $3,755 decrease in accounts receivable, a decrease in accounts payable and other liabilities of $1,057 and an increase in inventories which totaled $2,460. Cash generated from operations in 2013 resulted primarily from a $5,380 decrease in accounts receivable and $2,622 decrease in inventories, offset partially by our loss of $1,026 and a decrease in accounts payable and accrued expenses of $7,818.

Inventory turnover for the first nine months of 2014 was an annualized rate of approximately 2.0 turns per year, unchanged from the first nine months of 2013.

24	Table of Contents

We used $968 in cash for investing activities during the nine month period ended September 28, 2014 compared with $738 in cash used for investing activities in the same period in 2013. In both periods, this spending was principally for the purchase of property, equipment and improvements.

As of September 28, 2014, we had made commitments to purchase approximately $463 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company has the authorization to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Share repurchases will be made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The timing, manner, price and amount of any repurchase will be determined in the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

During the three month period ended September 28, 2014, the Company repurchased 160,557 shares under this program, for an aggregate cost of $550.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility. As of September 28, 2014, we had approximately $11,900 of borrowing capacity under our $20 million Credit Facility with PNC Bank, in addition to our cash on hand of $15,571, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either September 28, 2014 or September 29, 2013.

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

On October 28, 2014, the Company and PNC entered into a second amendment to the Credit Agreement which modifies the definition of EBITDA in the Credit Agreement to include non-cash stock- based compensation expense.

25	Table of Contents

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

In July 2014, the Company’s subsidiary in China entered into a lease for a replacement facility, also located in Shenzhen. The lease includes a five year term including two rent-free months, and requires rent payments of RMB117 (approximately $19 at the current exchange rate) per month for the first three years, increasing to RMB126 (approximately $20) per month for the final two years.

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

During the first nine months of 2014, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

26	Table of Contents

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

27	Table of Contents

On December 5, 2011, Arista served us with a Complaint it filed on November 29, 2011 in the State of New York Supreme Court, County of Monroe (the “Monroe County Action”) against us, our officers, several of our directors, and an employee.  In its Complaint, Arista alleges that we and the named defendants have violated the terms of a Confidentiality Agreement with Arista and have unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60,000, and seeks damages, an accounting, and preliminary and permanent injunctive relief. After various motions, two amendments to its original Complaint and discovery between the parties, Arista withdrew all of its claims against all defendants other than the Company and one employee and the Stipulation and Order dismissing those claims was filed on September 20, 2013. On March 16, 2014, Arista delivered a Stipulation of Discontinuance With Prejudice agreeing to withdraw all remaining claims against us and our employee with prejudice which would preclude Arista from pursuing the claims that had been asserted in the Monroe County Action against us and our employee in a new suit or as counterclaims in the Wayne County Action.

The Company’s Wayne County Action continues and discovery is in process.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding purchases of our common stock under the Company’s stock repurchase program, which was authorized by the Board of Directors on April 28, 2014, and which became effective as of May 1, 2014. Under the repurchase program, the Board of Directors authorized the repurchase of up to 1.8 million shares of the Company’s common stock over a period not to exceed twelve months. There were no purchases under this program during the quarter ended June 29, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 30 - July 30	—	—	—	1,800,000
July 31 – August 30	63,516	$3.49	63,516	1,736,484
August 31 – September 28	97,041	3.38	97,041	1,639,443
Total	160,557	$3.42	160,557

28	Table of Contents

ITEM 6. EXHIBITS

Exhibit Index	Description of Document	Incorporated By Reference from:

10.1	Second Amendment, dated October 28, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated as of May 24, 2013	Filed herewith
31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

29	Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: November 3, 2014	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2014	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

30	Table of Contents

Index to Exhibits

10.1	Second Amendment, dated October 28, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated as of May 24, 2013
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

31	Table of Contents