Form 10-K
period 2014-12-31
ULTRALIFE CORP
filed 2015-03-11
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-K

_______________________

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-27460

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service – Employer Identification No. 16-1387013

2000 Technology Parkway, Newark, New York 14513

(315) 332-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  Large accelerated filer☐   Accelerated filer☐   Non-accelerated filer☐   Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 27, 2014 was approximately $49,300,000, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

As of March 6, 2015, the registrant had 17,340,813 shares of common stock outstanding, net of 1,600,731 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 2, 2015 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on a certain key customer; reduced U.S. and foreign military spending, including the uncertainty associated with government budget approvals; possible future declines in demand for the products that use our batteries; the successful commercialization of our products; possible impairments of our goodwill and other intangible assets; the unique risks associated with our Chinese operations; our resources being overwhelmed by our growth prospects; possible breaches in security and other disruptions; residual effects of negative news related to our industries; potential costs because of the warranties we supply with our products and services; the risk that we are unable to protect our proprietary and intellectual property; potential disruptions in our supply of raw materials and components; our ability to comply with government regulations regarding the use of “conflict minerals;” our exposure to foreign currency fluctuations; our customers’ demand falling short of volume expectations in our supply agreements; safety risks, including the risk of fire; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to utilize our net operating loss carryforwards; our ability to comply with changes to the regulations for the shipment of our products; rules and procedures regarding contracting with the U.S. and foreign governments; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; general domestic and global economic conditions; competition and customer strategies; and other risks and uncertainties, certain of which are beyond our control.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories and custom engineered systems. We continually evaluate ways to grow, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

Table of Contents	4

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTITM, and ABLETM brands. We have sales, operations and product development facilities in North America and Asia.

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

Our website address is www.ultralifecorp.com. We make available free of charge via a hyperlink on our website (see Investor Relations link) our annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We will provide copies of these reports upon written request to the attention of Philip A. Fain, CFO, Treasurer and Secretary, Ultralife Corporation, 2000 Technology Parkway, Newark, New York, 14513. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Battery & Energy Products

We manufacture and/or market a family of lithium manganese dioxide (Li-MnO2), lithium manganese dioxide carbon monofluoride (Li-CFx/MnO2) hybrid and lithium thionyl chloride (Li-SOCl2) non-rechargeable batteries including 9-volt, HiRate® cylindrical, ThinCell®, and other form factors. Applications for our 9-volt batteries include: smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our HiRate® and ThinCell® lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. Military applications for our non-rechargeable HiRate® batteries include: man-pack and survival radios, night vision devices, targeting devices, chemical agent monitors and thermal imaging equipment. Our lithium thionyl chloride batteries, sold under our ABLE and Ultralife brands as well as a private label brand, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics and geothermal devices. We believe that the chemistry of lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include: higher energy density, lighter weight, longer operating time, longer shelf life and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price of our lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.

We believe that our ability to design and produce lightweight, high-energy lithium ion rechargeable batteries and charging systems in a variety of custom sizes, shapes, and thicknesses offers substantial benefits to our customers. We market lithium ion rechargeable batteries comprising cells manufactured by qualified cell manufacturers. Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices Our Multi-Kilowatt Module lithium ion battery system is a large format battery utilizable for energy storage, battery back-up, and remote power applications. We believe that the chemistry of our lithium ion batteries provides significant advantages over other currently available rechargeable batteries. These advantages include: higher energy density, lighter weight, longer operating time, longer time between charges and a wider operating temperature range. Conventional rechargeable batteries such as nickel metal hydride and nickel cadmium are heavier, have lower energy and require more frequent charging.

Within this segment, we also seek to fund, and have historically been successful in obtaining funding for, the development of new products that we hope will advance our technologies through contracts with both government agencies and third parties.

Table of Contents	5

We continue to obtain development contracts for intellectual property that we believe will enhance our efforts to commercialize new products that we develop. Revenues in this segment that pertain to technology contracts may vary widely each year, depending upon the quantity and size of contracts obtained.

Revenues for this segment for the year ended December 31, 2014 were $56,772 and segment contribution (gross profit) was $15,516.

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

Revenues for this segment for the year ended December 31, 2014 were $9,722 and segment contribution (gross profit) was $3,834.

Corporate

We allocate revenues and cost of sales between the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.

There were no revenues for this category for the year ended December 31, 2014 and our corporate expenses were $20,793.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2014 Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 10 in the Notes to Consolidated Financial Statements.

History

Ultralife was formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt lithium manganese dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ. In June 1994, we formed a subsidiary, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), which acquired certain assets of Dowty Group PLC (“Dowty”) and provided us with a presence in Europe. In 2012, certain of our Ultralife UK operations were discontinued. See Note 2 to our Consolidated Financial Statements for more information.

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

Table of Contents	6

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

Products, Services and Technology

Battery & Energy Products

A non-rechargeable battery is used until discharged and then replaced. The principal competing non-rechargeable battery technologies are carbon zinc, alkaline and lithium. We manufacture a range of non-rechargeable battery products based on lithium manganese dioxide, lithium manganese carbon mono-fluoride hybrid, and lithium thionyl chloride technologies.

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

Our non-rechargeable products include the following product configurations:

9-Volt Lithium Battery. Our 9-volt lithium battery delivers a unique combination of the highest available energy density and stable voltage, which results in a longer operating life for the battery and, accordingly, fewer battery replacements. While our 9-volt battery price is generally higher than conventional 9-volt carbon zinc and alkaline batteries, we believe the enhanced operating performance and decreased costs associated with battery replacement make our 9-volt battery more cost effective than conventional batteries on a cost per unit of energy or volume basis when used in a variety of applications.

Table of Contents	7

We market our 9-volt lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security and medical. Typical applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps and parking meters. A significant portion of the sales of our 9-volt battery is to major smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt lithium battery under private label for a variety of companies. Additionally, we sell our 9-volt battery to the broader consumer market through national and regional retail chains and Internet retailers.

Although designs exist using other battery configurations, such as three 2/3 A or 1/2 AA-type battery cells, we believe that our 9-volt solution is superior to these alternatives. Our current 9-volt battery manufacturing capacity is adequate to meet forecasted customer demand over the next three years.

Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on both lithium manganese dioxide, lithium manganese dioxide carbon monoflouride hybris and lithium thionyl chloride technologies, represent some of the most advanced lithium power sources currently available. We market a wide range of cylindrical non-rechargeable lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands. These include: D, C, 5/4 C, 1/2 AA, 2/3 A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, and one of the most widely used battery types in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications. With the recent introduction of our lithium carbon mono-fluoride hybrid chemistry, we now offer a D-cell that has 100% more energy than the competing Li-SO2 D-cell. This chemistry has been expanded into other sizes over the past year, all with class leading energy density.

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

Table of Contents	8

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

Table of Contents	9

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

During the years ended December 31, 2014 and 2013, we had one major customer, a large defense primary contractor, which comprised 18% and 25% of our revenues, respectively, in each year. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2014, sales to U.S. and non-U.S. customers were approximately $39,400 and $ 27,100, respectively. For more information relating to revenues by country for the last two fiscal years and long-lived assets for the last two fiscal years by country of origin, see Note 10 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Table of Contents	10

We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful will result in increased product awareness and sales at the end-user or consumer level. We are also selling our 9-volt battery to the consumer market through retail distribution through a number of national retailers. Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process. For those military procurements that are not bid, the procurements are typically subject to an audit of the product’s underlying cost structure and associated profitability. Additionally, we are typically required to successfully meet contractual specifications and to pass various qualification testing for the products under contract by the military. An inability by us to pass these tests for our new products in a timely fashion could have a material adverse effect on future growth prospects. When a government contract is awarded, there is a government procedure that allows for unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest, could have a material adverse effect on our business, financial condition and results of operations.

We market our products to defense organizations in the U.S. and other countries. These efforts have resulted in us winning significant contracts. In September 2010, we were awarded a production contract by the Defense Logistics Agency for up to five years, with a maximum total potential of $42,100, to provide our BA-5390 non-rechargeable lithium manganese dioxide batteries to the U.S. military. Production deliveries began in the first quarter of 2011. Through December 31, 2014, we have received orders for deliveries under this contract totaling approximately $9,600. This contract is set to expire in 2015.

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

At December 31, 2014 and 2013, our backlog related to Battery & Energy Products was approximately $14,100 and $6,100, respectively. The increase in our backlog related to Battery & Energy Products is primarily due to higher demand for our 9-volt batteries from smoke detector OEMs, orders for our primary batteries from the U.S. Department of Defense, chargers orders from a large defense prime contractor and adoption of our new products in medical and other commercial markets.  The majority of the 2014 backlog is related to orders that are expected to ship throughout 2015.

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

At December 31, 2014 and 2013, our backlog related to Communications Systems orders was approximately $700 and $200, respectively. The increase in our backlog related to Communications Systems orders is primarily due to new product sales such as the MRC ARU and integrated systems supporting OEMs. The majority of the 2014 backlog was related to orders that are expected to ship throughout 2015.

Table of Contents	11

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

We hold twenty-four patents in the U.S. and foreign countries. Our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

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

Certain materials used in our products are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources are available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative product, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source suppliers, which have not had a material adverse effect on us, we cannot assure that they would not in the future. All other raw materials utilized by us are readily available from many sources.

Table of Contents	12

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

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $14,718 and $15,489 as of December 31, 2014 and 2013, respectively.

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

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $11,368 and $10,564 as of December 31, 2014 and 2013, respectively.

Research and Development

We concentrate significant resources on research and development activities to improve upon our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York, Virginia Beach, Virginia, Tallahassee, Florida and Shenzhen, China. During 2014 and 2013, we expended $5,648 and $6,262, respectively, on research and development, including $315 and $403, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. Research and development expense was $5,333 and $5,859 in 2014 and 2013, respectively. We expect that research and development expenditures in the future will be fairly consistent with those in 2014, as we anticipate that new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

Battery & Energy Products

We continue to internally develop non-rechargeable cells and batteries that broaden our product offering to our customers.

We continue to internally develop our rechargeable product portfolio, including batteries, battery management systems, cables and charging systems, as our customers’ needs for portable power continue to grow.

The U.S. government sponsors research and development programs designed to improve the performance and safety of existing battery systems and to develop new battery systems.

Table of Contents	13

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

The transportation of non-rechargeable and rechargeable lithium batteries is regulated in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and internationally by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”), and other country specific regulations. These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to PHMSA, ICAO, IATA, IMDG and other country specific hazardous goods regulations. The regulations require companies to meet certain testing, packaging, labeling, marking and shipping paper specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we are unable to comply with any such new regulations, however, or if regulations are introduced that limit our or our customers’ ability to transport our products in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

The European Union’s Restriction of Hazardous Substances (”RoHS”) Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed. However, we cannot assure that the cost of complying with such new regulations would not have a material adverse effect on us. Our commercial chargers are substantially in compliance with this directive.

The European Union’s Battery Directive "on batteries and accumulators and waste batteries and accumulators" (the “Directive”) is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use. It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The Directive applies to all types of batteries except those used to protect European Member States' security, for military purposes, or sent into space. To achieve these objectives, the Directive prohibits the marketing of some batteries containing hazardous substances. It establishes schemes aimed at high level of collection and recycling of batteries with quantified collection and recycling targets. The Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment. Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal. We currently ship our products pursuant to the requirements of the Directive.

This Directive requires that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This Directive assigns levels of responsibility to companies doing business in European Union markets based on their relative market share. This Directive calls on each European Union member state to enact enabling legislation to implement the Directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

Table of Contents	14

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework including similar hazardous substance restrictions similar to those imposed by the European Union’s RoHS directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China affecting a broad range of electronic products and parts. Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect. However, the methods under China RoHS only apply to EIP placed in the marketplace in China. Additionally, the Marking Standard does not apply to components sold to OEMs for use in other EIPs. Our sales in China are limited to sales to OEMs and to distributors who supply to OEMs. Should our sales strategy change to include direct sales to end-users, we believe our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or that such regulations will not have a material adverse effect on our business, financial condition and results of operations. In 2014 and 2013, we spent approximately $45 and $38, respectively, on environmental controls, including costs to properly dispose of potentially hazardous waste.

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

Table of Contents	15

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

Our 9-volt battery, among other sizes, is designed to conform to the dimensional and electrical standards of the American National Standards Institute. Several of our products are recognized by authorized certification bodies such as Underwriters Laboratories, Intertek and SGS.

Communications Systems

We are not currently aware of any regulatory requirements regarding the disposal of communications products.

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries.  To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained.  Our first report was filed by the statutory due date of June 2, 2014 for the 2013 calendar year and we continue to implement appropriate measures with our suppliers in order to better ascertain the origin of the conflict minerals in our products.

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

Historically, although other entities may attempt to take advantage of the growth of the battery market, the lithium battery cell industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium battery cells require large capital expenditures, which may deter new entrants from commencing production. Through our experience in battery cell manufacturing, we have also developed significant expertise, which we believe would be difficult to reproduce without substantial time and expense in the non-rechargeable battery market.

Employees

As of December 31, 2014, we employed a total of 594 permanent and temporary employees: 25 in research and development, 488 in production and 81 in sales and administration. None of our employees are represented by a labor union.

Table of Contents	16

 ITEM 1A. RISK FACTORS

Our business faces many risks. As such, prospective investors and shareholders should carefully consider and evaluate all of the risk factors described below as well as other factors discussed in this Annual Report on Form 10-K and in our other filings with the SEC. Any of these factors could adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in periodic reports on Form 10-Q and Form 10-K that we file with the SEC in the future.

A significant portion of our revenues is derived from a certain key customer.

During the years ended December 31, 2014 and 2013, we had one major customer, a large defense primary contractor, which comprised 18% and 25% of our revenues, respectively in each year. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with this prime contractor to be good, the reduction, delay or cancellation of orders from this customer for any reason would reduce our revenue and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

Reductions in U.S. and foreign military spending could continue to have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2014 and 2013, approximately $31,200 or 47% and $52,300 or 66%, respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries.

While significant gains have been made in commercial markets with our Battery & Energy Products business, we are still highly dependent on sales to U.S. Government customers. The percentage of our net revenue that was derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $24,000 or 36% in 2014 and $39,600 or 50% in 2013. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government could still significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors.

Budget and appropriations decisions made by the U.S. Government, including possible future sequestration periods or other similar formulaic reductions in federal expenditures, are outside of our control and have long-term consequences for our business. A continued decline in U.S. military expenditures could result in a reduction in the military’s demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

A substantial portion of our business depends on the continued demand for products using our batteries and communications systems sold by our customers, including original equipment manufacturers. Our success depends significantly upon the success of those customers’ products in the marketplace. We are subject to many risks beyond our control that influence the success or failure of a particular product or service offered by a customer, including:

• competition faced by the customer in its particular industry,

• market acceptance of the customer’s product or service,

• the engineering, sales, marketing and management capabilities of the customer,

• technical challenges unrelated to our technology or products faced by the customer in developing its products or services, and

• the financial and other resources of the customer.

Table of Contents	17

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

Although we are involved with developing certain products for new commercial applications, we cannot assure that acceptance of our products will occur due to the highly competitive nature of the business. There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in those segments that will adopt our products for use in their products. In addition, these companies must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business and reduce our revenue and operating income.

Any impairment of goodwill and indefinite-lived intangible assets, and other intangible assets, could negatively impact our results of operations.

Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or indefinite-lived intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. There is a possibility that our goodwill and other intangible assets, particularly in our Communications Systems business, could be impaired should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact, although cashless, on our results of operations and financial condition.

We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or indefinite-lived intangible assets at December 31, 2014. Our impairment analysis was primarily focused on the goodwill and intangible assets pertaining to our Communications Systems business due to the steep reduction in revenues for that business in 2014. The goodwill and net book value of intangible assets amounts to $18,275 for the segment at December 31, 2014. Our testing took into account the growth in the large opportunity pipeline for Communications Systems products as well as the maturity of the opportunities, and assumed the future award of certain major projects based on our knowledge of the status of these projects and the probability of award at the current time. Until an award is actually consummated and resulting purchase orders are issued, there are no guarantees that the underlying projects will contribute to revenues and operating income to justify the level of goodwill and intangible assets on our balance sheet. Accordingly, we will continue our practice of updating our analysis as warranted on an ongoing basis.

Table of Contents	18

Our operations in China are subject to unique risks and uncertainties.

Our operating facility in China presents risks including, but not limited to, changes in local regulatory requirements, changes in labor laws, local wage laws, environmental regulations, taxes and operating licenses, compliance with U.S. regulatory requirements, including the Foreign Corrupt Practices Act, uncertainties as to application and interpretation of local laws and enforcement of contract and intellectual property rights, currency restrictions, currency exchange controls, fluctuations of currency, and currency revaluations, eminent domain claims, civil unrest, power outages, water shortages, labor shortages, labor disputes, increase in labor costs, rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of boycotts, and other civil disturbances that are outside of our control. Any such disruptions could depress our earnings and have other material adverse effects on our business, financial condition and results of operations.

For example, during 2014 the landlord for our China facility informed us that the local village government in Shenzhen was exercising its right of eminent domain and that the lease for our facility would not be extended past its expiration in October 2014 due to zoning changes. Accordingly, we developed and executed a plan to find a replacement facility, entered into a five-year lease, negotiated compensation from the local government for our forfeited leasehold improvements and move expenses, refurbished the replacement facility to meet our operational needs and relocated all of our operations and employees to the new facility. While this situation was handled on time, on plan and with no known disruption to our business, there can be no assurances that other situations posing risks to the business will be successfully remediated to the same extent.

Our growth and expansion strategy could strain or overwhelm our resources.

Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products, we will likely be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost. For example, demand for our new or existing products combined with our ability to penetrate new markets and geographies or secure a major project award, could strain the current capacity of our manufacturing facilities and require additional resources, equipment and time to meet the required demand. We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.

We also may be required to continue to improve our operations, management and financial systems and controls in order to remain competitive. The failure to manage growth and expansion effectively could have an adverse effect on our business, financial condition, and results of operations.

Our quarterly and annual results and the price of our common stock could fluctuate significantly.

Our future operating results may vary significantly from quarter-to-quarter and from year-to-year depending on factors such as the timing and shipment of significant orders, new product introductions, major project wins, U.S. and foreign government demand, delays in customer releases of purchase orders, delays in receiving raw materials from vendors, the mix of distribution channels through which we sell our products and services and general economic conditions. Frequently, a substantial portion of our revenue in each quarter is generated from orders booked and fulfilled during that quarter. As a result, revenue levels are difficult to predict for each quarter. If revenue results are below expectations, operating results will be adversely affected as we have a sizeable base of fixed overhead costs that do not fluctuate much with the changes in revenue. Due to such variances in operating results, we have sometimes failed to meet, and in the future may not meet, market expectations regarding our future operating results.

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

Table of Contents	19

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

Table of Contents	20

Any inability to protect our proprietary and intellectual property could allow our competitors and others to produce competing products based on our proprietary and intellectual property.

We believe our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. However, we claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. We have had patents issued and have patent applications pending in the U.S. and elsewhere. We cannot assure (1) that patents will be issued from any of these pending applications, or that the claims allowed under any patents will be sufficiently broad to protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection any patents or patent applications may or will afford. If we are found to be infringing third party patents, we cannot assure that we will not be subjected to significant damages or will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.

Our supply of raw materials and components could be disrupted.

Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our involvement with supplying defense products to the government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. We believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives. However, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source suppliers in the past, and we cannot guarantee that we will not experience a material interruption of deliveries from sole source suppliers in the future. Additionally, we could face increasing pricing pressure from our suppliers dependent upon volume due to rising costs by these suppliers that could be passed on to us in higher prices for our raw materials, which could increase our cost of business, lower our margins and have other materially adverse effects on our business, financial condition and results of operations.

Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to the company.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules were effective in May 2014. We are required to perform due diligence inquiries of our supply chain and publicly disclose whether we manufacture (as defined in the Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information. Our material sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins for conflict minerals used in the products we sell. We have many suppliers and each provides conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

Table of Contents	21

We are subject to foreign currency fluctuations.

We maintain manufacturing operations in North America and Asia, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. An increasing percentage of our business is with customers outside of the U.S. For example, in 2014, 41% our sales were to customers outside of the U.S. as compared to 36% in 2013. The recent strengthening of the U.S. Dollar relative to our customers’ currencies makes our products relatively more expensive to them, and may adversely affect our sales levels and profitability. In addition, our China subsidiary maintains its books in local currency and the translation of the subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results due to changes in local currency relative to the U.S. dollar. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

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

Table of Contents	22

Our ability to use our net operating loss carryforwards in the future may be limited, which could increase our tax liabilities and reduce our net income.

At December 31, 2014, we had approximately $67 million of U.S. and U.K. net operating loss and credit carryforwards (“NOLs”) available to offset future taxable income. We continually assess the carrying value of this asset based on the relevant accounting standards. As of December 31, 2014, we reflected a full valuation allowance against our deferred tax asset to the extent the asset is not able to be offset by future reversing temporary differences. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.

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

We continue to develop battery products and communications systems to meet the needs of the U.S. and foreign governments. We compete in solicitations for awards of contracts. The receipt of an award, however, does not always result in the immediate release of an order and does not guarantee in any way any given volume of orders. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. or foreign governments to purchase products manufactured by us could have a material adverse effect on our business, financial condition and results of operations. Additionally, in these scenarios we are typically required to successfully meet contractual specifications and to pass various qualification-testing for the products under contract. Our inability to pass these tests in a timely fashion, as well as meet delivery schedules for orders released under contract, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, when a government contract is awarded, there is a government procedure that permits unsuccessful companies to formally protest such award if they believe they were unjustly treated in the evaluation process. As a result of these protests, the government is precluded from proceeding under these contracts until the protests are resolved. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have material adverse effects on our business, financial condition and results of operations.

Table of Contents	23

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

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. We use and generate a variety of chemicals and other hazardous by-products in our manufacturing operations. These environmental laws govern, among other things, air emissions, wastewater discharges and the handling, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and are subject to change. Although we believe that our operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean-up at our present or former facilities or at facilities to which we have sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed, or as to how these regulations will affect us or our customers. Such changes in regulations could reduce our operating income and margins and have other material adverse effects on our business, financial condition and results of operations. We could incur substantial costs as a result of violations of environmental laws, including clean-up costs, fines and sanctions and third-party property damage or personal injury claims. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect the operations of the facilities involved. Under certain environmental laws, a current or previous owner or operator of an environmentally contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property. This liability could result whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials.

The European Union’s Restriction of Hazardous Substances (”RoHS”) directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006 must comply with RoHS. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed.  Our commercial chargers are in compliance with this directive.  Additional European Union directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive "on batteries and accumulators and waste batteries and accumulators", impose regulations affecting our non-defense products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

Table of Contents	24

 The European Union’s Battery directive "on batteries and accumulators and waste batteries and accumulators" is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use.  It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. This directive applies to all types of batteries except those used to protect European Member States' security, for military purposes, or sent into space.  To achieve these objectives, the directive prohibits the marketing of some batteries containing hazardous substances.  It establishes schemes aimed at high level of collection and recycling of batteries with quantified collection and recycling targets.  The directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment.  Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal.  We currently ship our products pursuant to the requirements of the directive. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We also lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China, which serve operations in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes a dormitory facility. See Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on the status of our China facility. We lease approximately 32,500 square feet in a facility based in Virginia Beach, Virginia, which serve operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in Tallahassee, Florida and at our facility in Virginia Beach, Virginia. On occasion, we rent additional warehouse space to store inventory and non-operational equipment. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services grows.

Table of Contents	25

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the normal course of business.   We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Arista Power Litigation

In September 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen (“Modeen”) in the State of New York Supreme Court, County of Wayne, in which we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We allege that, as a result of actions by Arista and Modeen: (i) Modeen breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen breached a subcontract between Arista and us.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint, without asserting any counterclaims.

We initiated the September 2011 Complaint against Arista Power to protect our customers, employees and shareholders from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees.  Protecting our collective intellectual property and know-how, developed at great cost to us to form our competitive position in the marketplace and create value for our shareholders, is a fundamental responsibility of all our employees.

In November 2011, Arista initiated a counterclaim against us, our officers, several of our directors, and one of our employees in the State of New York Supreme Court, County of Monroe, alleging that we and the named defendants violated the terms of a Confidentiality Agreement with Arista and unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60 million.  Arista sought damages, an accounting, and preliminary and permanent injunctive relief.

After various motions and discovery between the parties, amendments to Arista’s Complaint, and pre-trial conferences among the parties and the presiding judge over the time since Arista originally initiated its action, Arista withdrew all its remaining claims against us and our employee on October 31, 2014, and through mutual execution by the parties of a Stipulation of Discontinuance With Prejudice, its case against Ultralife in Monroe County was discontinued.

Ultralife’s suit against Arista remains in Wayne County, where discovery is ongoing, and we plan to continue to vigorously pursue our complaint against Arista.  It is not possible to predict the outcome of this action, whether we will be granted the injunctive relief we seek, nor the monetary amount, if any, which we may be awarded should we prevail.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	26

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Ultralife’s common stock is listed on the NASDAQ Global Market under the symbol “ULBI.”

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2013 and 2014:

	Closing Sales Prices
	High	Low
2013:
Quarter ended March 31, 2013	$4.47	$2.94
Quarter ended June 30, 2013	4.24	3.42
Quarter ended September 29, 2013	4.10	3.47
Quarter ended December 31, 2013	4.47	3.30

2014:
Quarter ended March 30, 2014	$4.56	$3.34
Quarter ended June 29, 2014	4.25	3.60
Quarter ended September 28, 2014	3.85	3.08
Quarter ended December 31, 2014	3.55	2.87

Holders

As of March 6, 2015, there were approximately 300 registered holders of record of our common stock.

Purchases of Equity Securities by the Issuer

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company may repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Share repurchases, if any, will be made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The timing, manner, price and amount of any repurchase will be determined at the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

For the year ended December 31, 2014, we repurchased a total of 227,974 shares of our common stock for an aggregate consideration of $762, of which we repurchased 216,754 shares under the Share Repurchase Program for an aggregate amount of $722.

Table of Contents	27

 The following table sets forth information regarding purchases of our 2014 common stock under this program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

Third quarter total	160,557	$3.42	160,557	1,639,443
September 29 – October 26	—	—	—	1, 639,443
October 27 – November 23	30,247	3.07	30,247	1,609,196
November 24 – December 31	25,950	3.08	25,950	1,583,246
Fourth quarter total	56,197	3.08	56,197	1,583,246
Total	216,754	$3.33	216,754	1,583,246

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

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design, manufacture, install and maintain power and communications systems including rechargeable and non-rechargeable batteries, communications and electronics systems and accessories and custom engineered systems. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments.

Table of Contents	28

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges.

We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.

In 2012, we elected not to renew the lease for our U.K. manufacturing facility which expired in March 2013, and to relocate our sales and services operations to a smaller facility. We recorded a gain in discontinued operations in 2013 amounting to $241, relating to the difference between estimated costs and the actual amounts paid in relation to our relocation. During 2014, we elected to terminate our lease for our U.K. service office and repair facility which was to have expired in May 2018. The termination of this lease is effective as of January 31, 2015.

Also in 2012, we sold 100% of our ownership interest in RedBlack. During 2014 and 2013, we recognized $61 in expense and $128 in income, respectively, in discontinued operations arising from customary post-closing working capital adjustments relating to that sale.

Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.

Overview

Consolidated revenues decreased by $12,341 or 15.7% to $66,494 for the year ended December 31, 2014 compared to $78,835 for the year ended December 31, 2013. This decrease was primarily caused by declining revenues in our Communications Systems segment in 2014 when compared to 2013, primarily due to lower government and defense purchases of tactical radios negatively impacting sales of our amplifiers. Gross margin increased to 29.1% for the year ended December 31, 2014, as compared to 28.7% for the year ended December 31, 2013, due primarily to increased sales of higher margin commercial products, the launch of higher margin new products and productivity improvements resulting from our “lean” initiatives.

Operating expenses decreased by $2,452 or 10.5% to $20,793 during the year ended December 31, 2014, compared to $23,245 during the year ended December 31, 2013, reflecting the rightsizing of our businesses in line with our revenues. The decreased expense level primarily resulted from more focused spending in our research and development activities and our continued efforts to reduce discretionary general and administrative expenses. Operating expenses as a percentage of revenues increased from 29.5% in 2013 to 31.3% in 2014 due to the impact of lower revenues in the current year.

Net loss from continuing operations was $2,070, or $0.12 per share, for the year ended December 31, 2014, compared to a net loss from continuing operations of $1,088, or $0.06 per share, for the year ended December 31, 2013. Net loss from discontinued operations, net of tax, was $61, or $0.0 per share, for the year ended December 31, 2014, compared to net income of $128, or $0.01 per share, for the year ended December 31, 2013.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our continuing operations, amounted to $2,644 for the year ended December 31, 2014 compared to $3,874 for the prior period. See the section “Adjusted EBITDA” beginning on page 29 for a reconciliation of Adjusted EBITDA to net loss attributable to Ultralife.

Table of Contents	29

Having brought 2014 to a close on a strong note, we believe that the elements of our long-term strategic and operational plans are coalescing, and we are heading in the right direction to generate organic top-line growth and profitability in 2015.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with total cash of $17,866, a $1,377 improvement over the cash position of $16,489 as of December 31, 2013. We had no debt as of December 31, 2014 or December 31, 2013.

Results of Operations

Year Ended December 31, 2014 Compared With the Year Ended December 31, 2013:

	Year Ended December 31,		Increase/
	2014	2013	(Decrease)
Revenues:
Battery & Energy Products	$56,772	$57,077	$(305)
Communications Systems	9,722	21,758	(12,036)
Total	66,494	78,835	(12,341)
Cost of products sold:
Battery & Energy Products	41,256	42,739	(1,483)
Communications Systems	5,888	13,475	(7,587)
Total	47,144	56,214	(9,070)
Gross profit:
Battery & Energy Products	15,516	14,338	1,178
Communications Systems	3,834	8,283	(4,449)
Total	19,350	22,621	(3,271)
Operating expenses	20,793	23,245	(2,452)
Operating loss	(1,443)	(624)	(819)
Other expense, net	(359)	(225)	(134)
Loss from continuing operations before taxes	(1,802)	(849)	(953)
Income tax provision	268	239	29
Net loss from continuing operations	(2,070)	(1,088)	(982)
(Loss) income from discontinued operations, net of tax	(61)	128	(189)
Net loss	(2,131)	(960)	(1,171)
Net loss attributable to noncontrolling interest	15	34	(19)
Net loss attributable to Ultralife	$(2,116)	$(926)	$(1,190)
Net loss attributable to Ultralife common shares – basic:
Continuing operations	$(.12)	$(.06)	$(.06)
Discontinued operations	$(.00)	.01	(.01)

Weighted average shares outstanding – basic	17,475,000	17,465,000	10,000

Revenues. Total revenues for the year ended December 31, 2014 amounted to $66,494, a decrease of $12,341, or 15.7% from the $78,835 reported for the year ended December 31, 2013.

Battery & Energy Products revenues decreased $305, or .5%, to $56,772 for the year ended December 31, 2014 from the $57,077 reported for the year ended December 31, 2013. Commercial sales increased $8,602 or 32.3% to $35,232 for 2014 versus $26,630 for 2013 due primarily to increased sales of batteries for medical devices and medical carts, and sales of our multi-kilowatt module power systems. This increase was offset by lower sales to government and defense customers which declined $8,907 or 29.3% to $21,540 in 2014 from $30,447 in 2013 due to the continued slowdown in U.S. government and defense order rate for rechargeable and non-rechargeable batteries and charger systems.

Table of Contents	30

Communications Systems revenues decreased $12,036, or 55.3%, from $21,758 for the year ended December 31, 2013 to $9,722 for the year ended December 31, 2014. The year-over-year decline primarily reflects continued slowness in the daily order flow of amplifiers for U.S. Department of Defense tactical radios and the 2013 shipment of amplifiers in the amount of $3,200 to a large international prime contractor to complete a large order under a soldier modernization program of an international allied military.

Cost of Products Sold. Cost of products sold decreased $9,070 or 16.1%, from $56,214 for the year ended December 31, 2013 to $47,144 for the year ended December 31, 2014. Consolidated cost of products sold as a percentage of total revenue decreased slightly from 71.3% for the year ended December 31, 2013 to 70.9% for the year ended December 31, 2014. Correspondingly, consolidated gross margin was 29.1% for the year ended December 31, 2014, compared with a gross margin of 28.7% for the year ended December 31, 2013. The improvement in gross margin reflects the increases sales of higher margin commercial products, higher mix of new products and higher production volumes leading to Lean productivity gains and overhead leverage.

In our Battery & Energy Products segment, the cost of products sold decreased $1,483, from $42,739 for the year ended December 31, 2013 to $41,256 for the year ended December 31, 2014. Battery & Energy Products gross margin for 2014 was $15,516 or 27.3%, an increase of $1,483 from 2013’s gross margin of $14,338, or 25.1%. Battery & Energy Products’ gross margin increased by 220 basis points for the twelve-month period ended December 31, 2014, primarily as a result of a more favorable product mix and favorable absorption of overhead costs resulting from that mix.

In our Communications Systems segment, the cost of products sold decreased $7,587 from $13,475 for the year ended December 31, 2013 to $5,888 for the year ended December 31, 2014. Communications Systems gross margin for 2014 was $3,834, or 39.4%, a decrease of $4,449 from 2013’s gross margin of $8,283, or 38.1%. The 130 basis point increase in gross margin year-over-year is due to more favorable product mix toward higher margin new products.

Operating Expenses. Operating expenses decreased by $2,452, or 10.5%, from $23,245 for the year ended December 31, 2013 to $20,793 for the current year, reflecting more focused spending in our research and development activities, actions to reduce discretionary general and administrative expenses, and reduced sales commissions. Overall, operating expenses as a percentage of revenues increased to 31.3% in 2014 from 29.5% reported for the prior year, due to the impact of lower revenues in 2014. Amortization expense associated with intangible assets related to our acquisitions was $305 for 2014 ($129 in selling, general and administrative expenses and $176 in research and development costs), compared with $402 for 2013 ($179 in selling, general, and administrative expenses and $223 in research and development costs). Research and development costs were $5,333 in 2014, a decrease of $526 or 9.0%, from the $5,859 reported in 2013. Selling, general, and administrative expenses decreased $1,926, or 11.1%, to $15,460 for the year ended December 31, 2014 from $17,386 for the year ended December 31, 2013, reflecting on-going actions to reduce discretionary general and administrative expenses and a reduction in sales commissions from the prior year period.

Other Income (Expense). Other income (expense) totaled ($359) for the year ended December 31, 2014, compared to ($225) for the year ended December 31, 2013. Interest expense, net of interest income, increased $6 from $199 during 2013 to $205 during 2014, as a result of lower interest income offset partially by a reduction in the unused line fee associated with our new Credit Facility with PNC, as herein defined. Miscellaneous expense amounted to $154 for 2014 as compared to $26 in 2013 primarily due to transactions impacted by changes in foreign currencies relative to the strengthening of the U.S. dollar.

Income Taxes. We recorded a tax provision of $268 for the year ended December 31, 2014 compared with a tax provision of $239 for the same period of 2013. The expense is primarily due to (a) the income reported for our China operations during the periods, and (b) the recognition of deferred tax liabilities generated from the amortization of goodwill and certain intangible assets for tax purposes that cannot be predicted to reverse for book purposes during our loss carryforward periods. The year-over-year increase is attributable primarily to higher income in our Chinese subsidiary. The effective consolidated tax rate for the years ended December 31, 2014 and 2013 was:

Table of Contents	31

	Years Ended December 31,
	2014	2013
Loss before Income Taxes (a)	$(1,802)	$(849)
Income tax provision (b)	268	239
Effective rate (b) / (a)	14.9%	28.2%

In 2014 and 2013, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. This results from the conclusion that, based on past history, it is more likely than not that we would not utilize our U.S. and U.K. NOLs that had accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should continue to have a full valuation allowance against our net deferred tax assets. (See Notes 1 and 8 in the Notes to Consolidated Financial Statements for additional information.)

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2014 and 2013. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations. Loss from discontinued operations, net of tax, totaled $61 for the year ended December 31, 2014, compared to a income of $128 in the same period of 2013. The 2014 loss result from our final adjustments relating to the sale of RedBlack. The 2013 income is primarily due to lower than anticipated restoration costs related to our decision to not renew the U.K. facility lease in 2012, offset by working capital adjustments related to the sale of the RedBlack operations. Discontinued operations for 2013 included the discontinued operations of our U.K. and RedBlack entities. For more information, see Note 2 to the Consolidated Financial Statements.

Net Loss Attributable to Ultralife. Net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per share were $2,116 and $0.12, respectively, for the year ended December 31, 2014, compared to net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per share of $926 and $0.05, respectively, for the year ended December 31, 2013, primarily as a result of the reasons described above. Weighted average common shares outstanding used to compute earnings per share increased from 17,465,000 in 2013 to 17,475,000 in 2014, mainly due to stock option exercises and shares of common stock issued to our non-employee directors, offset partially by the effect of our stock repurchase program (see Note 7 to our Consolidated Financial Statements).

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

Table of Contents	32

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

d.	although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting from certain of our U.K. operations that were not transferred to our facilities in Newark, NY and divesting of our RedBlack Communications business; and

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

Table of Contents	33

	Years ended December 31,
	2014	2013
Net loss attributable to Ultralife	$(2,116)	$(926)
Add:
Interest expense, net	205	199
Income tax provision	268	239
Depreciation and loss on disposal	2,918	2,957
Amortization of intangible assets	305	402
Stock-based compensation expense	1,003	1,131
Add (subtract):
Loss (gain) from discontinued operations, net of tax	61	(128)
Adjusted EBIDTA	$2,644	$3,874

Liquidity and Capital Resources

Cash Flows and General Business Matters

The following cash flow information is being presented net of continuing and discontinued operations.

As of December 31, 2014, cash and cash equivalents totaled $17,866, an increase of $1,377 from the beginning of the year. During the year ended December 31, 2014, we generated $3,665 of cash from operating activities as compared to generating $6,897 of cash for the year ended December 31, 2013. In 2014, the cash generated from operating activities was a result of our net loss of $2,131 plus an add-back of $4,486 for non-cash expenses of depreciation, amortization, loss on disposal of equipment and improvements, and stock-based compensation. Working capital changes accounted for $1,029 of the operating cash generation, due mainly to a decrease in accounts receivable, offset by a decline in our accounts payable and other liabilities. In 2013, the cash generated from operating activities was caused by our net loss of $960 plus an add-back of $4,562 for non-cash expenses of depreciation, amortization, and stock-based compensation. Working capital changes accounted for $4,169 of the operating cash generation, due mainly to a decrease in accounts receivable and inventory reductions, offset by a decline in our accounts payable and other liabilities.

We used $1,385 in cash for investing activities during 2014 compared with $269 in cash used for investing activities in 2013. In 2014, we spent $1,653 to purchase plant, property, and equipment and $268 of cash became unrestricted. In 2013, we spent $766 to purchase plant, property, and equipment and decreased our restricted cash by $2. Offsetting these outlays was a cash inflow from our divestiture of RedBlack Communications of $499 relating to the settlement of working capital adjustments. The year-over-year increase in capital expenditures was due primarily to leasehold improvements and equipment in our new China facility.

We used $751 in cash for financing activities during 2014, compared to cash provided by financing activities of $12 in 2013. We spent $762 to repurchase treasury stock in 2014, and we received $11 and $12 in 2014 and 2013, respectively, in funds from the issuance of common stock in connection with the exercise of stock options by our employees.

Although we recorded a full reserve for our deferred tax asset during and continued to carry this reserve as of December 31, 2014 and 2013, we continue to have significant U.S. NOLs available to us to utilize as an offset to taxable income. As of December 31, 2014, none of our U.S. NOLs have expired. See Note 8 in our Notes to the Consolidated Financial Statements for additional information.

Inventory turnover for the year ended December 31, 2014 averaged 1.7 turns compared to 1.9 turns for 2013. The decrease in this metric is due mainly to lower sales year over year offset slightly by a reduction in average inventory over that same period.

Table of Contents	34

Our order backlog at December 31, 2014 was approximately $14,800, an increase of approximately $8,500 over the backlog at December 31, 2013, which was $6,300. The increase was due to increased order activity toward the end of 2014, particularly in the government and defense sector. The majority of the backlog was related to orders that are expected to ship throughout 2015.

As of December 31, 2014, we had made commitments to purchase approximately $402 of production machinery and equipment, which we expect to fund through operating cash flows.

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

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended. As of December 31, 2014, we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

Table of Contents	35

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

As of December 31, 2014, we had no amount outstanding under the Credit Facility, an applicable interest rate of 2.17%, approximately $12,628 of borrowing capacity in addition to our unrestricted cash on hand of $17,711, and no outstanding letters of credit related to the Credit Facility.

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

We have participated in and provided technical assistance in support of an investigation conducted by a downstream customer and regulatory authorities with regard to a 2013 fire that damaged an unoccupied Boeing 787 Dreamliner aircraft parked at London Heathrow Airport. While a final report has not been issued by the regulatory authorities, preliminary findings indicate that the fire was likely caused by circumstances related to the plane’s emergency locator transmitter, manufactured by another company.  We will continue to provide support as required to the ongoing investigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates and assumptions that require management’s most difficult, subjective or complex judgments are described below.

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

Table of Contents	36

Valuation of Inventory:

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method. Our inventory includes raw materials, work in process and finished goods. We record provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The factors that contribute to inventory valuation risks are our purchasing practices, material and product obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see Item 1A – Risk Factors for further information on foreign regulations). We manage our exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

Environmental Issues:

Environmental expenditures, if any, that relate to current operations are generally expensed. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

Table of Contents	37

Goodwill and Other Intangible Assets:

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

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed. Similarly, the analysis for indefinite-lived intangible assets consists of a review of various qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset is not impaired. If we conclude that it is more likely than not that we cannot support that the indefinite-lived asset is not impaired, or at our discretion, quantitative impairment steps are performed.

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

We conducted our annual impairment analysis for goodwill and intangible assets with indefinite lives as of December 31, 2014.  For 2014, we identified three goodwill reporting units for analysis. We performed a quantitative analysis on all of our reporting units as of December 31, 2014. This testing indicated no impairment.

For 2014, we identified four trademarks for analysis. We performed an annual quantitative tests on each of these trademarks. No impairment of any trademark tested was indicated. However, due to the narrow margin of passing the testing in 2014, there is potential that the McDowell - Communications Systems trademark may become partially or fully impaired in the future if the projected revenue targets are not met. As of December 31, 2014, the McDowell - Communications Systems trademark had a carrying value of $2,400.

There is a possibility that our goodwill and other intangible assets, particularly in our Communications Systems business, could be impaired should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis.

Table of Contents	38

Stock-Based Compensation:

We recognize compensation cost relating to share-based payment transactions in our financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We calculate expected volatility for stock options by taking an average of historical volatility over the past five years and a computation of implied volatility. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. If required, our market based awards are valued using a Monte Carlo simulation.

Income Taxes:

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect when the differences are expected to reverse.

In 2014 and 2013, in the U.S. and the U.K., we continued to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. This results from the conclusion that, based on past history, it is more likely than not that we would not be able to utilize our U.S. and U.K. net operating losses (“NOLs”) that had accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should continue to record a full valuation allowance at December 31, 2014. We currently carry a deferred tax asset in China that we have determined does not require a valuation allowance as we are more likely than not to fully utilize the NOL in China. We continually assess the carrying value of this asset based on relevant accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

Table of Contents	39

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 37.

Table of Contents	40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ultralife Corporation

We have audited the accompanying consolidated balance sheets of Ultralife Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Ultralife Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Bonadio & Co., LLP

Pittsford, New York

March 10, 2015

Financial Statement Index	41

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

ASSETS
	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$17,711	$16,066
Restricted cash	155	423
Trade accounts receivable, net of allowance for doubtful accounts of $340 and $288, respectively	11,295	14,238
Inventories, net	26,086	26,053
Prepaid expenses and other current assets	1,313	1,601
Due from insurance company	184	186
Deferred income taxes	106	91
Total current assets	56,850	58,658
Property, equipment and improvements, net	9,812	10,202
Goodwill	16,407	16,419
Other intangible assets, net	4,338	4,646
Security deposits and other non-current assets	235	269
Total assets	$87,642	$90,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,996	$7,053
Accrued compensation and related benefits	1,725	1,908
Accrued expenses and other current liabilities	2,421	2,960
Income taxes payable	69	94
Deferred income taxes		9
Total current liabilities	11,211	12,024
Deferred income taxes	4,462	4,242
Other non-current liabilities	56	283
Total liabilities	15,729	16,549

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	—	—
Common stock – par value $.10 per share; authorized 40,000,000 shares;
issued – 18,941,544 shares and 18,851,579 shares, respectively;
outstanding – 17,340,813 shares and 17,478,822 shares, respectively	1,894	1,885
Capital in excess of par value	175,940	174,935
Accumulated deficit	(96,920)	(94,804)
Accumulated other comprehensive loss	(467)	(614)
Treasury stock - at cost; 1,600,731 shares and 1,372,757 shares at December 31, 2014
and 2013, respectively	(8,420)	(7,658)
Total Ultralife equity	72,027	73,744
Noncontrolling interest	(114)	(99)
Total shareholders’ equity	71,913	73,645

Total liabilities and shareholders' equity	$87,642	$90,194

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index	42

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in Thousands, except Per Share Amounts)

	Years ended December 31,
	2014	2013

Revenues	$66,494	$78,835
Cost of products sold	47,144	56,214
Gross profit	19,350	22,621

Operating expenses:
Research and development	5,333	5,859
Selling, general and administrative	15,460	17,386
Total operating expenses	20,793	23,245

Operating loss	(1,443)	(624)

Other (expense) income:
Interest income	13	39
Interest and financing expense	(218)	(238)
Miscellaneous	(154)	(26)
Loss from continuing operations before income taxes	(1,802)	(849)
Income tax provision	268	239

Net loss from continuing operations	(2,070)	(1,088)
(Loss) income from discontinued operations, net of tax	(61)	128

Net loss	(2,131)	(960)

Net loss attributable to noncontrolling interest	15	34

Net loss attributable to Ultralife	(2,116)	(926)

Other comprehensive income:
Foreign currency translation adjustments	147	6

Comprehensive loss attributable to Ultralife	$(1,969)	$(920)

Net loss per share attributable to Ultralife common shareholders – basic:
Continuing operations	$(.12)	$(.06)
Discontinued operations	(.00)	.01
Total	$(.12)	$(.05)

Weighted average shares outstanding – basic	17,475	17,465

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index	43

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance -
December 31, 2012	18,828,734	$1,883	$173,794	$(620)	$(93,878)	$(7,658)	$(65)	$73,456

Shares issued to directors	19,845	2	71					73
Stock option exercises	3,000		12					12
Stock-based compensation -
Stock options			774					774
Restricted stock			284					284
Foreign currency translation adjustments				6				6
Net loss					(926)		(34)	(960)

Balance –
December 31, 2013	18,851,579	1,885	174,935	(614)	(94,804)	(7,658)	(99)	73,645

Purchases of stock						(762)		(762)
Shares issued to directors	56,898	6	204					210
Vesting of restricted shares	30,000	3	(3)
Stock option exercises	3,067		11					11
Stock-based compensation -
Stock options			614					614
Restricted stock			179					179
Foreign currency translation adjustments				147				147
Net loss					(2,116)		(15)	(2,131)

Balance –
December 31, 2014	18,941,544	$1,894	$175,940	$(467)	$(96,920)	$(8,420)	$(114)	$71,913

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Financial Statement Index	44

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(unaudited)
	Years ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(2,131)	$(960)
Loss (gain) from discontinued operations, net of tax	61	(128)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization of financing fees	2,828	3,029
Amortization of intangible assets	305	402
Loss on long-lived asset impairment and disposals	298	56
Foreign exchange loss	—	15
Stock-based compensation	1,003	1,131
Changes in deferred income taxes	196	113
Provision for allowance for doubtful accounts	52	29
Changes in operating assets and liabilities:
Accounts receivable	2,878	6,694
Inventories	(46)	4,418
Prepaid expenses and other assets	249	(647)
Due from insurance company	—	316
Income taxes receivable and payable	(25)	121
Accounts payable and other liabilities	(2,003)	(6,694)
Net cash provided by operating activities from continuing operations	3,665	7,895
Net cash used in operating activities of discontinued operations	—	(998)
Net cash provided by operating activities	3,665	6,897

INVESTING ACTIVITIES:
Cash paid for property, equipment and improvements	(1,653)	(766)
Change in restricted cash	268	(2)
Net cash used in investing activities from continuing operations	(1,385)	(768)
Net cash provided by investing activities from discontinued operations	—	499
Net cash used in investing activities	(1,385)	(269)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(762)	—
Proceeds from exercise of stock options	11	12
Net cash (used in) provided by financing activities	(751)	12

Effect of exchange rate changes on cash and cash equivalents	116	(230)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,645	6,410

Cash and cash equivalents, beginning of period	16,066	9,656
Cash and cash equivalents, end of period	$17,711	$16,066

NON-CASH ITEMS:
Construction in process in accounts payable	$1,019	$—
Income taxes paid	60	100
Interest paid	76	107

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Financial Statement Index	45

ULTRALIFE CORPORATION

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

a. Description of Business

We offer products and services ranging from power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and international defense departments.

b. Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Ultralife Corporation, our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd. (“Ultralife UK”), ABLE New Energy Co., Limited, and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), and our majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”). Intercompany accounts and transactions have been eliminated in consolidation.

Operations of RedBlack Communications, Inc. (“RedBlack”), our divested company and certain components of UK operations are reported as discontinued operations.

c. Management's Use of Judgment and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Key areas affected by estimates include: (a) carrying value of goodwill and intangible assets; (b) reserves for deferred tax assets, excess and obsolete inventory, warranties, and bad debts; (c) profitability on development contracts, if any; (d) various expense accruals; and (e) stock-based compensation. Our actual results could differ from these estimates.

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

Financial Statement Index	46

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

Changes in our allowance for doubtful accounts during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Balance at beginning of year	$288	$322
Amounts charged to expense	52	29
Net write-offs (recoveries)	—	(63)
Total	$340	$288

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

i. Long-Lived Assets, Goodwill and Intangibles

We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. We did not record any impairments of long-lived assets in the years ended December 31, 2014 or 2013.

Financial Statement Index	47

We do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment may exist. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being recognized as expense over their weighted-average estimated useful lives.

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support such a conclusion, or at our discretion, quantitative impairment steps are performed. Similarly, the analysis for indefinite-lived intangible assets consists of review of various qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset is not impaired. If such a conclusion cannot be supported, or at our discretion, quantitative impairment steps are performed.

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

There were no impairments of goodwill and intangible assets with indefinite lives in the years ended December 31, 2014 and 2013.

Future amortization expense of amortizable intangible assets will be approximately $233, $167, $122, $86 and $63 for the fiscal years ending December 31, 2015 through 2019, respectively.

j. Translation of Foreign Currency

The financial statements of our foreign subsidiaries are translated into U.S. dollar equivalents, with translation adjustments recorded as a component of accumulated other comprehensive income. Exchange losses relate to foreign currency transactions and balances included in net loss for the years ended December 31, 2014 and 2013 were $235 and $128, respectively.

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

Financial Statement Index	48

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

n. Advertising Expenses

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $43 and $114 for the years ended December 31, 2014 and 2013, respectively.

o. Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. During 2014 and 2013, we expended $5,648 and $6,262, respectively, on research and development, including $315 and $403, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. We recognized $317 and $403 of revenue relating to these activities during 2014 and 2013, respectively.

In 2011, we entered into a collaboration agreement with the New York State Energy Research and Development Authority (“NYSERDA”), to develop and demonstrate a large hybrid grid-connected energy storage system. This agreement was terminated by NYSERDA in the second quarter of 2013, per the terms of the agreement. We had planned to continue this project internally with smaller form batteries which provide greater opportunity and applicability in the markets we serve. However, we have decided not to further pursue the development of this project, and have recorded a write-off of capitalized costs totaling $161 in the fourth quarter of 2014 relating to this project.

p. Environmental Costs

Environmental expenditures that relate to current operations are expensed. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

q. Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. As of December 31, 2014, we continued to recognize a valuation allowance in the U.S. and U.K. on our net deferred tax assets to the extent the differences and the U.S. and U.K. net operating loss and tax credit carryforwards resulting in the deferred tax asset are not able to be offset by future reversing temporary differences. The assessment of the realizability of the U.S. NOL was based on a number of historical factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2014. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance against these net deferred tax assets. We also recorded a full valuation allowance on our net deferred tax asset for the year ended December 31, 2013.

Financial Statement Index	49

At December 31, 2014 and 2013, we had unrecognized tax benefits related to uncertain tax positions which were recorded as a decrease in our net operating loss carryforward. We had not recorded any interest or penalty in regard to any unrecognized benefit. Interest and penalties would begin to accrue in the period in which the NOLs related to the uncertain tax positions are utilized. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit).

r. Concentration Related to Customers and Suppliers

During the years ended December 31, 2014 and 2013, we had one major customer, a large defense primary contractor, which comprised 18% and 25% of our revenues, respectively. There were no other customers that comprised greater than 10% of our total revenues during these years.

We have one customer who comprised 16% of our trade accounts receivable as of December 31, 2014. We had two customers who comprised 26% and 15%, respectively, of our trade accounts receivable as of December 31, 2013.

Currently, we do not experience significant seasonal trends in our revenues. Since a significant portion of our revenues are based on purchases from U.S. and allied country defense departments, the timing of our sales could be impacted by delays in the government budget process and the decisions to deploy resources to support military purchases of our products.

We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While direct and indirect sales to the U.S. Department of Defense have been substantial during 2014 and 2013, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.

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

s. Fair Value Measurements and Disclosures

Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities.

Financial Statement Index	50

The fair value of financial instruments approximated their carrying values at December 31, 2014 and 2013. The fair value of cash, trade accounts receivable, trade accounts payable, and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

t. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Due to the net losses in 2014 and 2013, diluted earnings per share are equal to basic earnings per share, as all potential shares are anti-dilutive. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, if any, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 2,195,222 and 2,251,622 employee stock options and restricted stock shares in 2014 and 2013, respectively, since such options have an exercise price in excess of the weighted average market price of the Company’s common stock.

u. Stock-Based Compensation

We have various stock-based employee compensation plans, which are described more fully in Note 7. The compensation cost relating to share-based payment transactions is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity award).

v. Segment Reporting

We have two operating segments – Battery & Energy Products, and Communications Systems. The basis for determining our operating segments is the manner in which financial information is used by us in monitoring our operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

In 2012, we decided to divest our RedBlack Communications business, which previously was reported in the Communications Systems segment. Also in 2012, we elected not to renew the lease for our U.K. manufacturing facility which expired on March 24, 2013. The results of the discontinued UK operations were previously reported in the Battery and Energy Products segment.

w. Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2- Dispositions, Relocations and Exit Activities

During 2014, we were informed that the lease for our China facility would not be extended, and we commenced a search for an alternate site to relocate our facility. In July 2014, the Company’s subsidiary in China entered into a lease for a replacement facility, also located in Shenzhen. The lease has a five year term, included two rent-free months, and requires rent payments of RMB117 (approximately $19 at the current exchange rate) per month for the first three years, increasing to RMB126 (approximately $20) per month for the final two years.

Financial Statement Index	51

In September 2014, the Company’s subsidiary in China entered into agreements with the local village government in Shenzhen, China and the subsidiary’s landlord for the facility the subsidiary is required to vacate. These agreements required the local government to compensate both the subsidiary and landlord for the building, leasehold improvements and additional expenses to be incurred in moving from this facility. The subsidiary received its estimated share of government compensation totaling $815 in 2014. The subsidiary has vacated the former facility premises and has substantially completed the move and transition to the new facility as of December 31, 2014.

It is the Company’s policy to recognize this compensation as a pro-rata reduction of expenses as the expenses are recognized. The unrecognized balance is deferred and carried as a current liability.

The Company estimates that the total expenses of moving, including forfeited leasehold improvements, moving costs, legal costs, labor retention incentives and business interruption costs will total approximately $1,060. During 2014 the Company recognized $596 of the government’s compensation as a reduction of expenses, of which approximately $840 were recognized in 2014. Expenses totaling approximately $219 are estimated to be incurred in 2015 in relation to this relocation, and $219 of government compensation has been deferred as a current liability and is available to offset such expenses.

In 2012, we elected not to renew the lease for our U.K. manufacturing facility which expired in March 2013, and to relocate our sales and services operations to a smaller facility. We recorded a gain in discontinued operations in 2013 amounting to $241, relating to the difference between estimated costs and the actual amounts paid in relation to our relocation.

During 2014, we elected to terminate our lease for our U.K. office and repair facility which was to have expired in May 2018. The termination of this lease is effective as of January 31, 2015.

Also in 2012, we sold 100% of our ownership interest in RedBlack. During 2014 and 2013, we recognized $61 and $125 in expense, respectively, in discontinued operations arising from customary post-closing working capital adjustments relating to that sale.

Financial Statement Index	52

Note 3 - Supplemental Balance Sheet Information

a. Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	December 31,
	2014	2013
Raw materials	$15,100	$16,239
Work in process	1,489	1,674
Finished products	9,497	8,140
Total	$26,086	$26,053

b. Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2014	2013
Land	$123	$123
Buildings and leasehold improvements	7,437	7,412
Machinery and equipment	48,054	47,405
Furniture and fixtures	1,811	1,866
Computer hardware and software	4,452	4,247
Construction in progress	1,351	1,073
	63,228	62,126
Less – Accumulated depreciation	(53,416)	(51,924)
Total	$9,812	$10,202

Estimated costs to complete construction in progress as of December 31, 2014 and 2013 were approximately $586 and $472, respectively.

Depreciation expense was $2,757 and $2,957 for the years ended December 31, 2014 and 2013, respectively.

c. Impairment of Goodwill, Intangible Assets and Long-Lived Assets

We elected to forego the qualitative assessment for our three identified reporting units (Battery & Energy Products business, Communications Systems business, and Able (which is a subset of our Battery & Energy Products business), and conducted a quantitative assessment. The fair value for our reporting units subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used an income approach to estimate the fair value of the reporting units, using Level 3 inputs. To estimate the fair value of the reporting units, we used significant estimates and judgments, including an assessment of our future revenue prospects, particularly government/defense opportunities, as well as our estimates of the probabilities of the opportunities being funded, awarded, and awarded to us. Other key estimates and factors used in the valuation model included revenue growth rates and profit margins based on internal forecasts, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples. As a result of the goodwill impairment tests performed during 2014 and 2013, we determined that an impairment was not required.

Financial Statement Index	53

Similarly, for our four other indefinite-lived intangible assets (trademarks and trade names), we elected to forego the qualitative assessment and proceeded to perform quantitative assessments. The fair value for our indefinite-lived intangible assets subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used a royalty relief approach, to estimate the fair value of the indefinite-lived intangible assets, using Level 3 inputs. This method also required us to use significant estimates and judgmental factors. The key estimates and factors used in the valuation model included revenue growth rates, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and determined royalty rates. As a result of the impairment tests performed during 2014 and 2013, we determined that an impairment was not required.

There is a possibility that our goodwill and other intangible assets, particularly in our Communications Systems business, could be impaired should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis.

During 2014 and 2013, we also evaluated certain fixed assets for impairment utilizing valuation methods that are classified as Level 3 inputs. Based upon the results of this evaluation, no material impairment was indicated.

d. Goodwill

The following table summarizes the goodwill activity by segment for the years ended December 31, 2014 and 2013:

	Battery & Energy Products	Communi- cations Systems	Total
Balance – January 1, 2013	$4,851	$11,493	$16,344
Effect of foreign currency translation	75	—	75
Balance – December 31, 2013	4,926	11,493	16,419
Effect of foreign currency translation	(12)	—	(12)
Balance – December 31, 2014	$4,914	$11,493	$16,407

e. Other Intangible Assets

The composition of intangible assets was:

	December 31, 2014
	Cost	Accumulated Amortization	Net
Trademarks	$3,567	$—	$3,567
Patents and technology	4,509	4,114	395
Customer relationships	4,029	3,679	350
Distributor relationships	391	365	26
Total other intangible assets	$12,496	$8,158	$4,338

	December 31, 2013
	Cost	Accumulated Amortization	Net
Trademarks	$3,568	$—	$3,568
Patents and technology	4,511	3,941	570
Customer relationships	4,033	3,562	471
Distributor relationships	393	356	37
Total other intangible assets	$12,505	$7,859	$4,646

Financial Statement Index	54

Amortization of intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2014	2013
Research and development expense	$176	$223
Selling, general and administrative expense	129	179
Total	$305	$402

The change in the cost value of total intangible assets is a result of the effect of foreign currency exchange rate fluctuations.

Note 4 - Operating Leases

We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $775 and $1,029 for the years ended December 31, 2014 and 2013, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows:

2015	2016	2017	2018	2019
$573	$380	$324	$268	$123

Note 5 - Debt

Credit Facilities

We are party to a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC”), which provides us a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit subfacility (the “Credit Facility”). The Credit Agreement provides that the Credit Facility may be increased with the PNC’s concurrence to $35 million prior to the last six months of the term, and expires on May 24, 2017.

On April 30, 2014, the Company and PNC entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the Company to commence the Share Repurchase Program described in Note 7 below, provided that (a) the Company is not in default under the Credit Agreement, (b) the Company’s undrawn availability under the Credit Agreement is at least $6 million both prior to and immediately following any repurchase, (c) the Company’s undrawn availability under the Credit Agreement plus domestic unrestricted cash is at least $8 million both prior to and immediately following any repurchase, and (d) the Company uses its unrestricted cash for such repurchases and does not request advances against the Credit Agreement for such purposes.

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

Quarterly Average Undrawn Borrowing Availability	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Rate Loans
Greater than $8,000,000	1.00%	2.00%
$5,000,000 up to $8,000,000	1.25%	2.25%
Less than $5,000,000	1.50%	2.50%

Financial Statement Index	55

We must pay a fee on the Credit Facility’s unused availability of 0.375% per annum and customary letter of credit fees in addition to various collateral monitoring and related fees and expenses.

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00, tested quarterly for the four-quarters then ended. As of December 31, 2014 we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of December 31, 2013, we had $-0- outstanding under the Credit Facility, an applicable interest rate of 2.17%, approximately $12,628 of borrowing capacity in addition to our unrestricted cash on hand of $17,711, and no outstanding letters of credit related to the Credit Facility.

Note 6 - Commitments and Contingencies

a.	Indemnity

Our organizational documents provide that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

b.	Purchase Commitments

As of December 31, 2014, we have made commitments to purchase approximately $402 of production machinery and equipment.

c.	China

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

d.	Employment Contracts

                 We have an employment contract with Michael D. Popielec, our President and Chief Executive Officer, which remains in effect until terminated by either party.  This agreement provides for a base salary, as adjusted for increases at the discretion of our Board of Directors, and includes incentive bonuses based upon attainment of specified quantitative and qualitative performance goals.  This agreement also provides for severance payments in the event of specified events of termination of employment.  In addition, this agreement provides for a lump sum payment in the event of termination of employment in connection with a change in control.

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

Financial Statement Index	56

e.	Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Balance, January 1	$513	$607
Accrual for warranties issued	122	20
Settlements made	(259)	(114)
Balance, December 31	$376	$513

g. Legal Matters –

We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Arista Power Litigation

In September 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen (“Modeen”) in the State of New York Supreme Court, County of Wayne, in which we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We allege that, as a result of actions by Arista and Modeen: (i) Modeen breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen breached a subcontract between Arista and us.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint, without asserting any counterclaims.

We initiated the September 2011 Complaint against Arista Power to protect our customers, employees and shareholders from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees.  Protecting our collective intellectual property and know-how, developed at great cost to us to form our competitive position in the marketplace and create value for our shareholders, is a fundamental responsibility of all our employees.

Financial Statement Index	57

In November 2011, Arista initiated a counterclaim against us, our officers, several of our directors, and one of our employees in the State of New York Supreme Court, County of Monroe, alleging that we and the named defendants violated the terms of a Confidentiality Agreement with Arista and unfairly competed against Arista by unlawfully appropriating Arista’s trade secrets and that as a result of such activity, Arista has incurred damages in excess of $60 million.  Arista sought damages, an accounting, and preliminary and permanent injunctive relief.

After various motions and discovery between the parties, amendments to Arista’s Complaint, and pre-trial conferences among the parties and the presiding judge over the time since Arista originally initiated its action, Arista withdrew all its remaining claims against us and our employee on October 31, 2014, and through mutual execution by the parties of a Stipulation of Discontinuance With Prejudice, its case against Ultralife in Monroe County was discontinued.

Our suit against Arista remains in Wayne County, where discovery is ongoing, and we plan to continue to vigorously pursue our complaint against Arista.  It is not possible to predict the outcome of this action, whether we will be granted the injunctive relief we seek, nor the monetary amount, if any, which we may be awarded should we prevail.

Note 7 - Shareholders' Equity

a. Preferred Stock

We have authorized 1,000,000 shares of preferred stock, with a par value of $0.10 per share. At December 31, 2014, no preferred shares were issued or outstanding.

b.	Common Stock

We have authorized 40,000,000 shares of common stock, with a par value of $0.10 per share.

In 2014, we issued 56,898 shares of common stock to our non-employee directors, valued at $210. In 2013, we issued 19,845 shares of common stock to our non-employee directors, valued at $73.

c.	Treasury Stock

At December 31, 2014 and 2013, we had 1,600,731 and 1,372,757 shares of treasury stock outstanding, with a cost of $8,420 and $7,658, respectively. On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company has the authorization to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Share repurchases are made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The timing, manner, price and amount of any repurchase will be determined at our discretion and the Share Repurchase Program may be suspended, terminated or modified by us at any time and for any reason.  The Share Repurchase Program does not obligate us to repurchase any specific number of shares.

In 2014, we repurchased a total of 227,974 shares of our common stock for an aggregate consideration of $762, of which we repurchased 216,754 shares under the Share Repurchase Program for an aggregate amount of $722.

d. Stock Options

We have various stock-based employee compensation plans, for which compensation cost is recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Our shareholders have approved various equity-based plans that permit the grant of stock options, restricted stock and other equity-based awards. In addition, our shareholders have approved the grant of stock options outside of these plans.

Financial Statement Index	58

In June 2004, our shareholders adopted the 2004 Long-Term Incentive Plan (“2004 LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. Through shareholder approved amendments to the LTIP in 2006, 2008, 2011, and 2013, the total number of authorized under the LTIP increased to 2,900,000.

In June 2014, our shareholders approved the 2014 Long-Term Incentive Plan (“2014 LTIP”) as the successor plan to the 2004 LTIP which expired on June 10, 2014. Under the 2014 LTIP, a total of 1,750,000 shares of Common Stock will be available for grant of awards. However, of the total number of shares of common stock available for awards under the 2014 LTIP, no more than 800,000 shares of Common Stock may be used for awards other than stock options and stock appreciation rights.  Grants under the 2014 LTIP may be awarded through June 2, 2024.

Stock options granted under the LTIPs are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2014, there were 2,006,122 stock options outstanding under the 2004 LTIP. No options have yet been granted under the 2014 LTIP.

On March 7, 2008, in connection with his becoming employed by us, we granted our Chief Financial Officer and Treasurer, Philip A. Fain, an option to purchase 50,000 shares of common stock at $12.74 per share outside of any of our equity-based compensation plans. The option is fully vested and expired on March 7, 2015.

On December 30, 2010, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, options to purchase shares of common stock under the 2004 LTIP as follows: (i) 50,000 shares at $6.42, vesting in annual increments of 12,500 shares over a four-year period commencing December 30, 2011; (ii) 250,000 shares at $6.42, vesting in annual increments of 62,500 shares over a four-year period commencing December 30, 2011; (iii) 200,000 shares at $10.00, with vesting to begin on the date the stock reaches a closing price of $10.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date; and (iv) 200,000 shares at $15.00, with vesting to begin on the date the stock reaches a closing price of $15.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date. All such options in items (i) and (ii) shall expire on December 30, 2017. All such options in items (iii) and (iv) shall expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020. The options set forth in items (ii), (iii) and (iv) were subject to shareholder approval of an amendment to the 2004 LTIP, which approval was obtained on June 7, 2011.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the 2004 LTIP. The option vests in annual increments of 12,500 shares over a four-year period commencing December 30, 2011. The option expires on December 30, 2017.

We recorded compensation cost related to stock options of $614 and $774 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $381 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Risk-free interest rate	1.10%	0.78%
Volatility factor	50.70%	61.94%
Dividends	0.00%	0.00%
Weighted average expected life (years)	4.15	4.06
Forfeiture rate	13.8%	12.33%

Financial Statement Index	59

We used a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards in the years ended December 31, 2014 or 2013.

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

The following tables summarize data for the stock options issued by us:

Year Ended December 31, 2014
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Shares under option – January 1	2,131,622	$6.99
Options granted	252,500	3.94
Options exercised	(3,067)	3.67
Options forfeited or expired	(324,933)	6.77
Shares under option – December 31	2,056,122	$6.66	3.80	$—
Vested and expected to vest -
December 31	1,957,633	$5.33	3.70	$—

Options exercisable – December 31	1,296,619	$5.63	3.02	$—

Year Ended December 31, 2013
	Number of Shares	Weighted Average Exercise Price Per Share
Shares under option – January 1	2,211,488	$7.47
Options granted	228,000	3.60
Options exercised	(3,000)	3.91
Options forfeited or expired	(304,866)	7.94
Shares under option – December 31	2,131,622	$6.99

Options exercisable – December 31	1,107,116	$6.32

Table of Contents	60

The following table represents additional information about stock options outstanding at December 31, 2014:

	Option outstanding			Options exercisable
Range of Exercise Prices	Number of Outstanding Options – December 31, 2014	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable at December 31, 2014	Weighted- Average Exercise Price
$3.22 - $3.99	654,700	4.64	$3.79	296,863	$3.74
$4.00 - $4.99	417,750	3.45	$4.44	416,084	4.44
$5.00 - $9.99	488,600	3.00	$6.44	488,600	6.44
$10.00 - $15.00	495,072	3.78	$12.52	95,072	12.62

$3.22 - $15.00	2,056,122	3.80	$6.66	1,296,619	$5.63

The weighted average fair value of options granted during the years ended December 31, 2014 and 2013 was $1.60 and $1.70, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2014 and 2013 was $3 and $1, respectively.

Cash flows from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not record any excess tax benefits in 2014 or 2013. Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 4nd 2013 was $11 and $12, respectively.

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

The restricted stock units described in (i) and (iii) had achieved their closing price condition prior to shareholder approval and were valued at the closing price on the date of grant. The restricted stock units described in (ii) and (iv) had not yet achieved their closing price conditions and were valued utilizing a Monte Carlo simulation to determine fair value and the derived service period. The weighted average assumptions utilized in this simulation included the risk-free interest rate of 0.21%, volatility of 59.08% and no dividend payouts. The weighted average fair value per share was estimated at $3.62 for an aggregate value of $434. Of this amount, $150 and $284 were recognized in selling, general and administrative expenses in the years ended December 31, 2014 and 2013, respectively.

During 2014, we awarded 49,200 restricted stock units under the 2014 LTIP to certain key employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. $29 of expense was recorded in 2014 relating to these units. At December 31, 2014, there was $130 of unrecognized compensation expense related to restricted stock grants.

f. Reserved Shares

We have reserved 3,879,104 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2014.

Table of Contents	61

Note 8 - Income Taxes

      Our income tax provision (benefit) consists of:

	Years Ended December 31,
	2014	2013
Current:
Federal	$—	$—
State	12	—
Foreign	65	94
	77	94
Deferred:
Federal	220	220
State	—	—
Foreign	(29)	(75)
	191	145
Total income tax provision (benefit)	$268	$239

The income tax provision (benefit) related to discontinued operations was immaterial in both years.

The deferred tax provision in both 2014 and 2013 is principally a result of the increase in the net deferred tax liability related to deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2014	2013
Deferred tax liabilities:
Property, plant and equipment	$—	$232
Intangible assets	4,462	4,242
Total deferred tax liabilities	4,462	4,474

Deferred tax assets:
Property, plant and equipment	88	—
Net operating loss carryforwards	20,164	18,976
Tax credit carryforwards	1,455	1,380
Intangible assets	3,841	4,266
Accrued expenses, reserves and other	2,509	2,984
Total deferred tax assets	28,057	27,606
Valuation allowance for deferred tax assets	(27,951)	(27,292)
Net deferred tax assets	106	314

Net deferred tax liabilities	$4,356	$4,160

Financial Statement Index	62

Net deferred tax liabilities is comprised of the following balance sheet amounts:

	Years Ended December 31,
	2014	2013

Current deferred tax assets	$106	$91
Current deferred tax liabilities	—	(9)
Non-current deferred tax liabilities	(4,462)	(4,242)
	$(4,356)	$(4,160)

The valuation allowance for deferred tax assets increased $659 and $1,041 in the years ended December 31, 2014 and 2013, respectively.

In 2014 and 2013, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. We continue to conclude that, based on historical factors, it is more likely than not that we will not fully utilize our U.S. and U.K. NOLs that have accumulated over time. The recognition of a valuation allowance on our deferred tax assets results from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs is based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2014. We believe that these historical factors represent negative evidence sufficient to conclude that we should record a full valuation allowance against our deferred tax assets. In both 2014 and 2013, we have not recorded a valuation allowance against our foreign deferred tax assets as we believe that it is more likely than not that they will be realized. We continually assess the carrying value of this asset based on relevant accounting standards.

As of December 31, 2014, we have foreign and domestic NOLs and credit carryforwards totaling approximately $65,900 and $1,400, respectively, available to reduce future taxable income. Included in our NOL carryforward are foreign loss carryforwards of approximately $12,400 which can be carried forward indefinitely. The domestic NOL carryforward of $53,500 beginning in 2019, through 2034. The domestic NOL carryforward includes approximately $2,900 for which a benefit will be recorded in capital in excess of par value when realized.

     For financial reporting purposes, income (loss) from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2014	2013
United States	$(1,808)	$(875)
Foreign	6	26
	$(1,802)	$(849)

There are no undistributed earnings of our foreign subsidiaries, at December 31, 2014 or 2013.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	2014	2013

Statutory income tax rate	34.0%	34.0%
(Increase) decrease in tax provision resulting from:
Equity compensation	(12.9)	(38.6)
Income tax credits	4.2	13.9
Foreign tax rates	(1.9)	(1.2)
Valuation allowance	(36.6)	(34.2)
Other	(1.7)	(2.1)
Effective income tax rate	(14.9%)	(28.2%)

Financial Statement Index	63

Accounting for Uncertainty in Income Taxes

Our unrecognized tax benefits related to uncertain tax positions at December 31, 2014 relate to Federal and various state jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

	Years Ended December 31,
	2014	2013
Balance – beginning of year	$7,296	$7,508
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	(212)
Expiration of statute of limitations for assessment of taxes	—	—
Settlements with taxing authorities	—	—
Balance – end of year	$7,296	$7,296

The total unrecognized tax benefit balances at December 31, 2013 was comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance. As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no net effect on our effective tax rate or income tax provision.

We are not required to accrue interest and penalties as the unrecognized tax benefits have been recorded as a decrease in our NOL. Interest and penalties would begin to accrue in the period in which the NOLs related to the uncertain tax positions are utilized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2001 through 2014 remain subject to examination by the Internal Revenue Service (“IRS”) due to our NOL carryforwards. Our U.S. tax matters for the years 2001 through 2014 remain subject to examination by various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2008 through 2013 remain subject to examination by the respective foreign tax jurisdiction authorities. The IRS is examining our U.S. income tax returns through 2013.

Note 9 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. Since January 2010, we have matched 50% on the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2014 and 2013, we contributed $164 and $99, respectively, to the 401(k) plan.

Note 10 - Business Segment Information

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

Financial Statement Index	64

2014:

	Battery & Energy Products	Communi- cations Systems	Discontinued Operations	Corporate	Total
Revenue	$56,772	$9,722	$—	$—	$66,494
Segment contribution	15,516	3,834	—	(20,793)	(1,443)
Interest expense, net				(205)	(205)
Miscellaneous				(154)	(154)
Income tax provision				(268)	(268)
Income (loss) from discontinued operations			(61)		(61)
Noncontrolling interest				15	15
Net loss attributable to Ultralife					$(2,116)

Total assets	$38,415	$29,056		$20,171	$87,642
Capital expenditures	1,400	1,066		206	2,672
Goodwill	4,914	11,493			16,407
Depreciation and amortization	2,089	89		955	3,133
Stock-based compensation	28	4		971	1,003

2013:

	Battery & Energy Products	Communi- cations Systems	Discontinued Operations	Corporate	Total
Revenue	$57,077	$21,758	$—	$—	$78,835
Segment contribution	14,338	8,283	—	(23,245)	(624)
Interest expense, net				(199)	(199)
Miscellaneous				(26)	(26)
Income tax provision				(239)	(239)
Income (loss) from discontinued operations			128		128
Noncontrolling interest				34	34
Net loss attributable to Ultralife					$(926)

Total assets	$40,851	$30,068		$19,275	$90,194
Capital expenditures	635	131			766
Goodwill	4,926	11,493			16,419
Depreciation and amortization	2,076	127		1,156	3,359
Stock-based compensation	20	12	(7)	1,106	1,131

U.S. and Non-U.S. Revenue Information (in millions)1:

2014:	Total Revenue	United States	Non-United States
Battery & Energy Products	$56.8	$30.7	$26.1
Communications Systems	9.7	8.7	1.0
Total	$66.5	$39.4	$27.1
		59%	41%

Financial Statement Index	65

2013:	Total Revenue	United States	Non-United States
Battery & Energy Products	$57.1	$33.4	$23.7
Communications Systems	21.7	16.8	4.9
Total	$78.8	$50.2	$28.6
		64%	36%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

Long-lived assets (including goodwill and intangible assets) held outside the U.S., principally in China, were $5,153 and $4,749 at December 31, 2014 and 2013, respectively.

Commercial and Government/Defense Revenue Information:

2014:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$56.8	$35.3	$21.5
Communications Systems	9.7	—	9.7
Total	$66.5	$35.3	$31.2
		53%	47%

2013:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$57.1	$26.6	$30.5
Communications Systems	21.7	—	21.7
Total	$78.8	$26.6	$52.2
		34%	66%

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

The total amount of the loss pertaining to assets and the related expenses was approximately $1,589, including damaged inventory, business interruption and lost profits. Previous payments received against the loss claim total approximately $1,286, and no gain or loss has been recognized upon receipt of these partial payments. As of December 31, 2014, we reflect a receivable from the insurance company relating to this claim of $184, which is net of our deductible of approximately $132, and represents additional proceeds we expect to receive when the insurer finalizes the claim.

Financial Statement Index	66

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION

None.

Table of Contents	67

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,006,122	$6.50	1,683,782
Equity compensation plans not approved by security holders	50,000	12.74	—
Total	2,056,122	$6.66	1,683,782

See Note 7 in Notes to Consolidated Financial Statements for additional information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Corporate Governance - General" in the Proxy Statement is incorporated herein by reference.

Table of Contents	68

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled "Proposal to Ratify the Selection of Independent Registered Accounting Firm - Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Incorporated By Reference from:
2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation	Exhibit 2.1 of the Form 10-Q for the quarter ended September 30, 2012, filed November 8, 2012
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.5†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.6†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.7†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349

Table of Contents	69

Exhibit Index	Description of Document	Incorporated By Reference from:
10.8†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.9†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.10†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.11†	Revised definition of “Change in Control” for Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.12	Settlement Agreement between the Registrant and the United States of America dated June 1, 2011	Exhibit 10.1 of the Form 8-K filed on June 2, 2011
10.13†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.14†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.15	Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.16†	Retirement and Consulting Agreement, Release and Waiver of All Claims, between Ultralife Corporation and Peter F. Comerford, dated May 28,2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.17†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.18†	Amended No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.19	Amendment No. 1, dated April 30, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended March 30, 2014, filed May 9, 2014
10.20	Amendment No. 2, dated October 28, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended September 28, 2014, filed November 3, 2014
21	Subsidiaries	Filed herewith
23.1	Consent of Bonadio & Co.,LLP	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32	906 Certifications	Filed herewith

Table of Contents	70

Exhibit Index	Description of Document	Incorporated By Reference from:
100.INS	XBRL Instance Document	Filed herewith
100.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
100.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
100.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
100.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
100.DEF	XBRL Taxonomy Definition Document	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

Table of Contents	71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 10, 2015	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2015	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 10, 2015	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 10, 2015	/s/Steven M. Anderson
Steven M. Anderson (Director)

Date: March 10, 2015	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 10, 2015	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 10, 2015	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 10, 2015	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

Table of Contents	72

Index to Exhibits

21	Subsidiaries
23.1	Consent of Bonadio & Co., LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

Table of Contents	73