Form 10-Q
period 2015-03-29
ULTRALIFE CORP
filed 2015-04-30
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 29, 2015

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

The number of shares outstanding of the registrant's common stock was 17,189,473, net of 1,784,738 treasury shares, as of April 29, 2015.

1

ULTRALIFE CORPORATION

2

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
(unaudited)

ASSETS
	March 29,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$20,133	$17,711
Restricted cash	139	155
Trade accounts receivable, net of allowance for doubtful accounts of $347 and $340, respectively	11,698	11,295
Inventories, net	24,775	26,086
Prepaid expenses and other current assets	1,514	1,313
Due from insurance company	184	184
Deferred income taxes	106	106
Total current assets	58,549	56,850
Property, equipment and improvements, net	9,643	9,812
Goodwill	16,416	16,407
Other intangible assets, net	4,279	4,338
Security deposits and other non-current assets	168	235
Total assets	$89,055	$87,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,687	$6,996
Accrued compensation and related benefits	2,076	1,725
Accrued expenses and other current liabilities	2,335	2,421
Income taxes payable	110	69
Total current liabilities	12,208	11,211
Deferred income taxes	4,517	4,462
Other non-current liabilities	56	56
Total liabilities	16,781	15,729

Commitments and contingencies

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	—	—
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued - 18,974,211 shares at March 29, 2015 and 18,941,544 shares at December 31, 2014	1,897	1,894
Capital in excess of par value	176,089	175,940
Accumulated deficit	(96,387)	(96,920)
Accumulated other comprehensive loss	(445)	(467)
Treasury stock - at cost; 1,691,771 shares at March 29, 2015 and 1,600,731 shares at December 31, 2014	(8,756)	(8,420)
Total Ultralife equity	72,398	72,027
Noncontrolling interest	(124)	(114)
Total shareholders’ equity	72,274	71,913

Total liabilities and shareholders' equity	$89,055	$87,642

The accompanying notes are an integral part of these consolidated financial statements.

3	Table of Contents

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In Thousands except per share amounts)
(unaudited)
	Three month periods ended
	March 29,	March 30,
	2015	2014

Revenues	$19,177	$15,285

Cost of products sold	13,170	10,950
Gross profit	6,007	4,335

Operating expenses:
Research and development	1,359	1,436
Selling, general and administrative	3,826	3,995
Total operating expenses	5,185	5,431

Operating income (loss)	822	(1,096)

Other (expense) income:
Interest income	1	9
Interest and financing expense	(67)	(56)
Miscellaneous	(122)	(16)
Income (loss) from continuing operations before income taxes	634	(1,159)
Income tax provision	(111)	(60)

Net income (loss) from continuing operations	523	(1,219)
Loss from discontinued operations, net of tax		(61)

Net income (loss)	523	(1,280)

Net loss (income) attributable to noncontrolling interest	10	(6)

Net income (loss) attributable to Ultralife	533	(1,286)

Other comprehensive income:
Foreign currency translation adjustments	22	66

Comprehensive income (loss) attributable to Ultralife	$555	$(1,220)

Net income (loss) per share attributable to Ultralife common shareholders – basic:
Continuing operations	$.03	$(.07)
Discontinued operations	.00	.00
Total	$.03	$(.07)

Net income per share attributable to Ultralife common shareholders – diluted:
Continuing operations	$.03
Discontinued operations	.00
Total	$.03

Weighted average shares outstanding – basic	17,346	17,513
Potential common shares	8
Weighted average shares outstanding – diluted	17,354

The accompanying notes are an integral part of these consolidated financial statements.

4	Table of Contents

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(unaudited)
	Three month periods ended
	March 29,	March 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$523	$(1,280)
Loss from discontinued operations, net of tax		61
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by in operating activities:
Depreciation and amortization of financing fees	614	730
Amortization of intangible assets	60	74
Stock-based compensation	144	229
Changes in deferred income taxes	55	55
Loss on long-lived asset disposals	36
Changes in operating assets and liabilities:
Accounts receivable	(392)	4,183
Inventories	1,326	(627)
Prepaid expenses and other assets	(202)	101
Accounts payable and other liabilities	996	(822)
Net cash provided by operating activities	3,160	2,704

INVESTING ACTIVITIES:
Cash paid for property, equipment and improvements	(470)	(312)
Change in restricted cash	16	268
Net cash used in investing activities	(454)	(44)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(336)	(39)
Return of security deposit	49
Proceeds from stock option exercise	8
Net cash used in financing activities	(279)	(39)

Effect of exchange rate changes on cash and cash equivalents	(5)	57

INCREASE IN CASH AND CASH EQUIVALENTS	2,422	2,678

Cash and cash equivalents, beginning of period	17,711	16,066
Cash and cash equivalents, end of period	$20,133	$18,744

The accompanying notes are an integral part of these consolidated financial statements.

5	Table of Contents

ULTRALIFE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Ultralife Corporation (the “Company”) and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2014.

The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Our Board of Directors has authorized an extension of the Company’s share repurchase program for an additional twelve month period beginning May 1, 2015 and ending April 30, 2016, subject, for the entire period as extended, to the 1.8 million share aggregate limit established in the initial authorization.

Share repurchases under this program are made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under a 10b5-1 Plan, the timing, manner, price and amount of any repurchase are determined at the Company’s discretion. The Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

During the three month period ended March 29, 2015, the Company repurchased 78,401 shares under this program, for a total cost of $298. From the inception of the share repurchase program on May 1, 2014 through April 29, 2015, the Company has repurchased 388,122 shares for an aggregate cost of $1,387.

6	Table of Contents

3.	RELOCATION

During 2014, we were informed by local government authorities in Shenzhen, China that the lease for our facility there would not be extended, and we commenced a search for an alternate site to relocate our facility. In July 2014, our subsidiary in China entered into a lease for a replacement facility, also located in Shenzhen. During the fourth quarter of 2014, our subsidiary in China vacated its former facility premises and substantially completed a move and transition to this new facility.

The Company received compensation from the local government authorities for leasehold improvements and moving-related costs totaling $815, of which $596 was recognized as a reduction of expenses incurred during 2014, which were $841. It is the Company’s policy to recognize this compensation as a reduction of expenses as the expenses are recognized. An additional $61 of this government compensation was recognized during the first quarter of 2015 as a reduction of expenses which totaled $109. We estimate that approximately $158 of expenses remain to be incurred, primarily consisting of employee labor retention payments, and we have deferred the balance of government compensation to fully offset these expenses.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	March 29,	December 31,
	2015	2014
Raw materials	$14,056	$15,100
Work in process	1,953	1,489
Finished goods	8,766	9,497
Total	$24,775	$26,086

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	March 29,	December 31,
	2015	2014
Land	$123	$123
Buildings and leasehold improvements	7,456	7,437
Machinery and equipment	48,082	48,054
Furniture and fixtures	1,979	1,811
Computer hardware and software	4,460	4,452
Construction in process	1,354	1,351
	63,454	63,228
Less-accumulated depreciation	(53,811)	(53,416)
Net property, equipment and improvements	$9,643	$9,812

Depreciation expense for property, equipment and improvements was $596 and $666 for the three-month periods ended March 29, 2015 and March 30, 2014, respectively.

7	Table of Contents

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the three-month periods ended March 29, 2015 and March 30, 2014:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2013	$4,926	$11,493	$16,419
Effect of foreign currency translation	(20)	—	(20)
Balance – March 30, 2014	4,906	11,493	16,399
Effect of foreign currency translation	8	—	8
Balance - December 31, 2014	4,914	11,493	16,407
Effect of foreign currency translation	9	—	9
Balance – March 29, 2015	$4,923	$11,493	$16,416

b. Intangible Assets

The composition of intangible assets was:

	at March 29, 2015
		Accumulated
	Cost	amortization	Net

Trademarks	$3,568	$—	$3,568
Patents and technology	4,511	(4,148)	363
Customer relationships	4,033	(3,709)	324
Distributor relationships	393	(369)	24
Total intangible assets	$12,505	$(8,226)	$4,279

	at December 31, 2014
		Accumulated
	Cost	amortization	Net

Trademarks	$3,567	$—	$3,567
Patents and technology	4,509	(4,114)	395
Customer relationships	4,029	(3,679)	350
Distributor relationships	391	(365)	26
Total intangible assets	$12,496	$(8,158)	$4,338

Amortization expense for intangible assets was $60 and $74 for the three-month periods ended March 29, 2015 and March 30, 2014, respectively. Amortization included in research and development expenses was $32 and $42 for the three-month periods ended March 29, 2015 and March 30, 2014, respectively. Amortization included in selling, general and administrative expenses was $28 and $32 for the three-month periods ended March 29, 2015 and March 30, 2014, respectively.

The change in the cost value of total intangible assets from December 31, 2014 to March 29, 2015 is a result of the effect of foreign currency translations.

8	Table of Contents

7.	REVOLVING CREDIT AGREEMENT

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

As of March 29, 2015, we had approximately $11,067 of borrowing capacity in addition to our unrestricted cash on hand of $20,133, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either March 29, 2015 or March 30, 2014.

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three month periods ended
	March 29,	March 30,
	2015	2014
Stock options	$120	$123
Restricted stock grants:
Employee	24
President and CEO		49
Board of directors compensation – stock grant		57
Total	$144	$229

These are more fully discussed as follows:

a. Stock Options

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 29, 2015, there was $545 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes stock option activity for the first quarter of 2015:

9	Table of Contents

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,056,122	$6.66
Granted	277,000	3.72
Exercised	(2,667)	3.22
Forfeited or expired	(52,999)	12.22
Outstanding at March 29, 2015	2,277,456	6.17	4.04	$202
Vested and expected to vest at
March 29, 2015	2,126,019	6.34	3.89	$168
Exercisable at March 29, 2015	1,338,129	$5.25	3.08	$79

The following assumptions were used to value stock options granted during the first quarter of 2015:

Risk-free interest rate	1.35%
Volatility factor	47.3%
Dividends	0.00%
Weighted average expected life (years)	4.15

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first three months of 2015 or 2014. Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 29, 2015 and March 30, 2014 was $8 and $0, respectively.

c. Restricted Stock Awards

Our President and Chief Executive Officer holds 60,000 unearned, unvested restricted stock units at March 29, 2015, and an additional 30,000 of his restricted stock units vested during the three-month period ended March 29, 2015.

In addition, 49,200 shares of restricted stock were awarded to certain of our employees in September, 2014. There is $106 of unrecognized compensation cost related to these restricted shares at March 29, 2015.

9.	INCOME TAXES

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

For the three-month periods ended March 29, 2015 and March 30, 2014, we recorded $111 and $60, respectively, in income tax expense, detailed as follows:

10	Table of Contents

	Three month periods ended
	March 29,	March 30,
	2015	2014
Current income tax provision:
Foreign	$52	$—
Federal
State	4	5
Deferred income tax provision	55	55
Total	$111	$60

Deferred income tax provision is primarily due to the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods.

Our effective consolidated tax rates for the three-month periods ended March 29, 2015 and March 30, 2014 were:

	Three month periods ended
	March 29,	March 30,
	2015	2014
Income (loss) from continuing operations before
income taxes (a)	$634	$(1,159)

Income tax provision (b)	111	60

Effective income tax rate (b/a)	17.5%	(5.2)%

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

As of March 29, 2015, we have foreign and domestic net operating loss (“NOL”) and credit carryforwards totaling approximately $65,600 and $1,400 available to reduce future taxable income. Included in our NOL carryforwards are foreign loss carryforwards of approximately $12,400 that can be carried forward indefinitely. The domestic NOL carryforward of $53,200 expires from 2019 through 2035. The domestic NOL carryforward includes approximately $2,900 for which a benefit will be recorded in capital in excess of par value when realized.

Our unrecognized tax benefits related to uncertain tax positions at March 29, 2015 relate to Federal and various state jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

11	Table of Contents

	Three month periods ended
	March 29,	March 30,
	2015	2014
Balance – beginning of period	$7,296	$7,296
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	—	—
Settlements	—	—
Balance – end of period	$7,296	$7,296

The unrecognized tax benefits balance has been recorded as a decrease in the deferred tax asset relating to our NOL carryforward. Because we have recorded a full valuation allowance against our deferred tax assets, the unrecognized tax benefits balance has no effect on our net income (loss) or financial position, as presented. Interest and penalties would begin to accrue in the period in which the NOL carryforwards related to the uncertain tax positions are utilized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2000 through 2014 remain subject to examination by the Internal Revenue Service (“IRS”) and by various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2007 through 2014 remain subject to examination by the respective foreign tax jurisdiction authorities. The IRS has completed the examination of our 2009 U.S. federal income tax return, with no resulting material effect to our financial position or results of operations, and is examining our U.S. federal income tax returns for 2011 through 2013.

10.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended March 29, 2015, 97,700 stock options were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 8,101 additional shares in the calculation of fully diluted earnings per share. Due to our net loss in the three-month period ended March 30, 2014, no dilutive securities were considered.

There were 2,179,756 and 2,315,457 outstanding stock options for the three-month periods ended March 29 2015 and March 30, 2014, respectively, that were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of March 29, 2015, we have made commitments to purchase approximately $412 of production machinery and equipment.

12	Table of Contents

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2015 and 2014 were as follows:

	Three month periods ended
	March 29, 2015	March 30, 2014
Accrued warranty obligations – beginning	$376	$513
Accruals for warranties issued		37
Settlements made	(1)	(3)
Accrued warranty obligations – ending	$375	$547

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business. We believe that the final disposition of such matters, other than the matters described below, will not have a material adverse effect on our financial position, results of operations or cash flows.

Arista Power Litigation

In September 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former senior sales and engineering employee, David Modeen (“Modeen”), in the State of New York Supreme Court, County of Wayne, in which we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee.  We allege that, as a result of actions by Arista and Modeen: (i) Modeen breached the terms of his Employee Confidentiality, Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement with us; (ii) Modeen breached certain agreements, duties and obligations he owed us, including to protect and refrain from disclosing our trade secrets and confidential and proprietary information; (iii) Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista, in violation of Modeen’s duties and obligations to us; (iv) Arista unlawfully induced Modeen to breach his agreements with and duties and obligations to us; and (v) Arista’s recruitment and employment of Modeen breached a subcontract between Arista and us.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint and asserted claims against us which have since been dropped.

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

Discovery in this action is ongoing, and we plan to continue to pursue our complaint against Arista.  It is not possible to predict the outcome of this action, whether we will be granted the injunctive relief we seek, nor the monetary amount, if any, which we may be awarded should we prevail.

13	Table of Contents

12.	BUSINESS SEGMENT INFORMATION

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

The components of segment performance were as follows:

Three-Month Period Ended March 29, 2015:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$16,276	$2,901	$—	$—	$19,177
Segment contribution	4,784	1,223	—	(5,185)	822
Interest, financing
and miscellaneous
expense, net				(188)	(188)
Tax provision				(111)	(111)
Noncontrolling interest				10	10
Net income attributable to
Ultralife					533
Total assets	$37,299	$29,062	$—	$22,694	$89,055

Three-Month Period Ended March 30, 2014:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$13,922	$1,363	$—	$—	$15,285
Segment contribution	3,801	534	—	(5,431)	(1,096)
Interest, financing
and miscellaneous
expense, net				(63)	(63)
Tax provision				(60)	(60)
Discontinued operations			(61)		(61)
Noncontrolling interest				(6)	(6)
Net loss attributable to
Ultralife					(1,286)
Total assets	$38,630	$28,254	$—	$21,485	$88,369

14	Table of Contents

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at March 29, 2015 and December 31, 2014. The fair value of cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

14.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The total amount of the loss pertaining to assets and the related expenses was approximately $1,589. We have pursued a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We have received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of March 29, 2015 and December 31, 2014, we reflect a receivable from the insurance company relating to this claim of $184, which is net of our deductible of approximately $132, and represents additional proceeds expected to be received.

15.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.”  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  We are required to adopt this ASU on January 1, 2017 and we are evaluating what impact this standard may have on our consolidated financial statements and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on a certain key customer; possible reduced or further delayed U.S. and foreign defense spending, including the uncertainty of government budget approvals; possible delays or lack of success in our efforts to develop new commercial applications for our products; possible declines in demand for products using our batteries or communications systems; general domestic and global economic conditions; variability in our quarterly and annual results and price of our common stock; the unique risks associated with our Chinese operations; the possibility of impairment of our intangible assets; potential breaches in security and other disruptions; the possibility that our resources could be overwhelmed by our growth prospects; residual effects of negative news related to our industries; potential significant costs from our warranties; loss of top management; possible disruptions in our supply of raw materials and components; failure of customers to meet the volume expectations in our supply agreements; our inability to adequately protect our proprietary and intellectual property; the possibility that our ability to use our NOL carryforwards in the future may be limited; possible adverse effects from violations of the U.S. Foreign Corrupt Practices Act and other anti-corruption laws; variability of foreign currencies; the process of U.S. defense procurement; possible effects of audits of our contracts by the U.S. and foreign governments; our compliance with the regulations for the shipment of our products; business disruptions and other safety risks including those caused by fires; government and environmental regulations; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

15	Table of Contents

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2014 to reflect new information or risks, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and the Risk Factors and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2014.

The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts. All figures presented below represent results from continuing operations, unless otherwise specified.

General

We offer products and services ranging from power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems. We continually evaluate ways to grow and broaden the scope of our products and services, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as corporate charges. (See Note 12 in the Notes to Consolidated Financial Statements)

Overview

Consolidated revenues of $19,177 for the three-month period ended March 29, 2015, increased by $3,892 or 25.5%, from $15,285 during the three-month period ended March 30, 2014, due to increased orders from U.S. government & defense customers for both our Battery & Energy Products business and Communications Systems business.

16	Table of Contents

Gross profit for the three-month period ended March 29, 2015 was $6,007, or 31.3% of revenues, compared to $4,335, or 28.4% of revenues, for the same quarter a year ago. The 290 basis points improvement is due primarily to favorable product mix, higher production volume increasing the absorption of factory overhead and continued productivity improvements.

Operating expenses decreased to $5,185 during the three-month period ended March 29, 2015, compared to $5,431 during the three-month period ended March 30, 2014, resulting primarily from continued actions to reduce discretionary spending while focusing on the development of new products and revenue growth.

The increased revenue and resulting leverage on gross profit along with lower operating expenses resulted in an operating profit of $822 for the three-month period ended March 29, 2015, compared to an operating loss of $1,096 for the three-month period ended March 30, 2014. The year-over-year improvement in operating profit of $1,918 resulted from the $3,892 increase in sales that contributed $1,104 to the improvement in operating profit, the 290 basis point improvement in gross margin which contributed $568 and the lower operating expenses which contributed $246.

Net income from continuing operations was $523, or $0.03 per share, for the three-month period ended March 29, 2015, compared to a net loss of $(1,219) or $(0.07) per share, for the three-month period ended March 30, 2014. Net income (loss) from discontinued operations was $0 or $0.00 per share for the three-month period ended March 29, 2014 versus a net loss of $(61), or $(0.00) per share, for the three-month period ended March 30, 2014.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations, amounted to $1,510 in the first quarter of 2015 compared to $(45) for the first quarter of 2014. See the section “Adjusted EBITDA from continuing operations” beginning on page 20 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents of $20,272, a $2,406 or 13.5% improvement over the cash position of $17,866 at December 31, 2014. The increase in cash and cash equivalents from year-end 2014 is primarily attributable to our financial performance and cash generated from our 5.0% inventory reduction which amounted to $1,311.

Having started the year on a solid note, we remain positioned to generate top-line growth and profitable results for 2015.

Results of Operations

Three-month periods ended March 29, 2015 and March 30, 2014

Revenues. Consolidated revenues for the three-month period ended March 29, 2015 amounted to $19,177, an increase of $3,892, or 25.5%, from the $15,285 reported for the three-month period ended March 30, 2014.

17	Table of Contents

Battery & Energy Products revenues increased $2,354, or 16.9%, from $13,922 for the three-month period ended March 30, 2014 to $16,276 for the three-month period ended March 29, 2015. The increase was fully attributable to higher shipments of batteries and chargers to U.S. government and defense customers, which helped to increase government and defense shipments by 45.5% over the 2014 period and now comprise 50% of total Battery & Energy Products revenues versus 40% for the first quarter of 2014. Commercial revenues for the first quarter of 2015 were essentially flat with the year-earlier period. Shipments of 9-volt batteries increased by 42.1% over the prior year driven by demand from large international smoke detector OEM’s to comply with legislation and trends in certain European Union countries for products lasting ten years. The effect of this increase was offset with revenues in the first quarter of 2014 for the launch of new products in certain medical channels as well as the timing of primary battery pack and charger orders which did not recur in the first quarter of 2015.

Communications Systems revenues increased $1,538, or 112.8%, from $1,363 during the three-month period ended March 30, 2014 to $2,901 for the three-month period ended March 29, 2015, reflecting higher sales of new products, including our Universal Vehicle Adaptors to a large international prime contractor, as well as an overall increase in the day-to-day flow business.

Cost of Products Sold. Cost of products sold totaled $13,170 for the quarter ended March 29, 2015, an increase of $2,220, or 20.3%, from the $10,950 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 71.6% for the three-month period ended March 30, 2014 to 68.7% for the three-month period ended March 29, 2015. Correspondingly, consolidated gross margin was 31.3% for the three-month period ended March 29, 2015, compared with 28.4% for the three-month period ended March 30, 2014, reflecting favorable product mix, higher production volume increasing the absorption of factory overhead and continued productivity improvements.

In our Battery & Energy Products segment, the cost of products sold increased $1,371, or 13.5% of revenues, from $10,121 during the three-month period ended March 30, 2014 to $11,492 during the three-month period ended March 29, 2015. Battery & Energy Products’ gross profit for the first quarter of 2015 was $4,784, or 29.4% of revenues, an increase of $983 from gross profit of $3,801, or 27.3% of revenues, for the first quarter of 2014. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended March 29, 2015 by 210 basis points, reflecting favorable mix, higher production volumes and ongoing productivity improvements through the Lean process.

In our Communications Systems segment, the cost of products sold increased by $849 or 102.4% from $829 during the three-month period ended March 30, 2014 to $1,678 during the three-month period ended March 29, 2015. Communications Systems’ gross profit for the first quarter of 2015 was $1,223, or 42.2% of revenues, an increase of $689 or 129.0%, from gross profit of $534, or 39.2% of revenues, for the first quarter of 2014. The 300 basis points improvement in gross margin as a percentage of revenue during 2015 is driven by a higher mix of higher-margin new products and increased manufacturing throughput.

Operating Expenses. Total operating expenses for the three-month period ended March 29, 2015 totaled $5,185, a decrease of $246 or 4.5% from the $5,431 recorded during the three-month period ended March 30, 2014, resulting primarily from continued tight control over all discretionary spending.

18	Table of Contents

Overall, operating expenses as a percentage of revenues were 27.0% for the quarter ended March 29, 2015 compared to 35.5% for the quarter ended March 30, 2014. Amortization expense associated with intangible assets related to our acquisitions was $60 for the first quarter of 2015 ($28 in selling, general and administrative expenses and $32 in research and development costs), compared with $74 for the first quarter of 2014 ($32 in selling, general, and administrative expenses and $42 in research and development costs). Research and development costs were $1,359 for the three-month period ended March 29, 2015, a decrease of $77, or 5.4%, from $1,436 for the three-months ended March 30, 2014, as we continued to focus our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $169, or 4.2%, to $3,826 during the first quarter of 2015 from $3,995 during the first quarter of 2014, reflecting continued actions to reduce discretionary general and administrative expenses.

Other (Expense) Income. Other (expense) totaled $(188) for the three-month period ended March 29, 2015 compared to $(63) for the three-month period ended March 30, 2014. Interest and financing expense, net of interest income, increased $19, to $66 for the first quarter of 2015 from $47 for the comparable period in 2014, as a result of costs to insure certain non-US accounts receivable consistent with our Credit Agreement with PNC Bank. Miscellaneous expense amounted to $(122) for the first quarter of 2015 compared with $(16) for the first quarter of 2014, primarily due to transactions impacted by the strengthening of the U.S. dollar relative to the Euro and Pounds Sterling.

Income Taxes. We reflected a tax provision of $111 for the first quarter of 2015 compared with a tax provision of $60 for the first quarter of 2014. The effective consolidated tax rate for the three-month periods ended March 29, 2015 and March 30, 2014 was:

	Three month periods ended
	March 29,	March 30,
	2015	2014
(Loss) income from continuing operations before
income taxes (a)	$634	$(1,159)

Income tax provision (b)	111	60

Effective income tax rate (b/a)	17.5%	(5.2%)

See Note 9 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Discontinued Operations. Loss from discontinued operations, net of tax, totaled $0 for the first quarter for 2015 compared to $(61) for the first quarter of 2014. The 2014 loss resulted from our final adjustments relating to the sale of RedBlack.

Net Income (Loss) Attributable to Ultralife. Net income (loss) attributable to Ultralife and income (loss) attributable to Ultralife common shareholders per diluted share was $533 and $.03, respectively, for the three months ended March 29, 2015 compared to $(1,286) and $(0.07), respectively, for the three months ended March 30, 2014. Average common shares outstanding used to compute diluted earnings per share decreased from 17,513,000 in the first quarter of 2014 to 17,354,000 in the first quarter of 2015, mainly due to the repurchase of shares under the Company’s share repurchase program, offset partially by common stock issued to our non-employee directors and stock option exercises.

19	Table of Contents

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

The term Adjusted EBITDA from continuing operations is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA from continuing operations has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:

•	Adjusted EBITDA from continuing operations does not reflect (1) our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) changes in, or cash requirements for, our working capital needs; (3) the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; (4) income taxes or the cash requirements for any tax payments; and (5) all of the costs associated with operating our business;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA from continuing operations does not reflect any cash requirements for such replacements;

20	Table of Contents

•	while stock-based compensation is a component of cost of products sold and operating expenses, the impact on our consolidated financial statements compared to other companies can vary significantly due to such factors as assumed life of the stock-based awards and assumed volatility of our common stock;

•	although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting our Energy Services and certain of our UK businesses and divesting our RedBlack Communications business; and

•	other companies may calculate Adjusted EBITDA from continuing operations differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three month periods ended
	March 29, 2015	March 30, 2014
Net income (loss) attributable to Ultralife	$533	$(1,286)
Add (subtract):
Interest and financing expense, net	66	47
Income tax provision	111	60
Depreciation expense	596	711
Amortization expense	60	93
Stock-based compensation expense	144	229
Loss from discontinued operations		61
Adjusted EBITDA	$1,510	$(85)

Liquidity and Capital Resources

As of March 29, 2015, cash and cash equivalents totaled $20,272, an increase of $2,406 from the beginning of the year. During the three-month period ended March 29, 2015, we generated $3,160 of cash from our operating activities as compared to $2,704 for the three-month period ended March 30, 2014, an increase of $456. Cash generated from operations in 2015 resulted from net income attributable to Ultralife of $533, non-cash expenses (depreciation, amortization, stock-based compensation and loss on long-lived asset disposals) totaling $854, a $1,326 decrease in inventories and a $996 increase in accounts payable and other liabilities, offset partially by increases in accounts receivable and prepaid expenses totaling $594. The Company generated cash from operations in 2014 despite the net loss attributable to Ultralife of $1,286, as the loss was largely offset by non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,073 and a $4,183 decrease in accounts receivable, less a decrease in accounts payable and other liabilities of $862 and an increase in inventories which totaled $627.

We used $454 in cash for investing activities during the first three months of 2015 compared with $44 in cash used for investing activities in the same period in 2014. Cash paid for capital expenditures totaled $470 and $312 in the first three months of 2015 and 2014, respectively.

Inventory turnover for the first three months of 2015 was an annualized rate of approximately 1.8 turns per year, virtually unchanged from our turns for the first three months of 2014.

As of March 29, 2015, we had made commitments to purchase approximately $412 of production machinery and equipment, which we expect to fund through operating cash flows.

21	Table of Contents

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company has the authorization to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.  Our Board of Directors has authorized an extension of the Company’s share repurchase program for an additional twelve month period beginning May 1, 2015 and ending April 30, 2016, subject, for the entire period as extended, to the 1.8 million share aggregate limit established in the initial authorization.

Share repurchases under this program are made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under a 10b5-1 Plan, the timing, manner, price and amount of any repurchase are determined at the Company’s discretion. The Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

During the three month period ended March 29, 2015, the Company repurchased 78,401 shares under this program, for a total cost of $298. From the inception of the share repurchase program on May 1, 2014 through April 29, 2015, the Company has repurchased 388,122  shares for an aggregate cost of $1,387.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility. As of March 29, 2015, we had approximately $11,067 of borrowing capacity under our $20 million Credit Facility with PNC Bank, in addition to our unrestricted cash on hand of $20,133, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either March 29, 2015 or March 30, 2014.

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

Other Matters

During 2014, we were informed by local government authorities in Shenzhen, China that the lease for our facility there would not be extended, and we commenced a search for an alternate site to relocate our facility. In July 2014, our subsidiary in China entered into a lease for a replacement facility, also located in Shenzhen. During the fourth quarter of 2014, our subsidiary in China vacated its former facility premises and substantially completed a move and transition to this new facility.

The Company received compensation from the local government authorities for leasehold improvements and moving-related costs totaling $815, of which $596 was recognized as a reduction of expenses incurred during 2014, which were $841. It is the Company’s policy to recognize this compensation as a reduction of expenses as the expenses are recognized. An additional $61 of this government compensation was recognized during the first quarter of 2015 as a reduction of expenses which totaled $109. We estimate that approximately $158 of expenses remain to be incurred, primarily consisting of employee labor retention payments, and we have deferred the balance of government compensation to fully offset these expenses.

22	Table of Contents

With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to one year from the date of purchase. With respect to our communications accessory products, we typically offer a three-year warranty. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves would be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2014 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2015, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

23	Table of Contents

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Discovery in this action is ongoing, and we plan to continue to pursue our complaint against Arista.  It is not possible to predict the outcome of this action, whether we will be granted the injunctive relief we seek, nor the monetary amount, if any, which we may be awarded should we prevail.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding first quarter 2015 purchases of common stock under the Company’s stock repurchase program. Under the repurchase program, the Board of Directors authorized the repurchase of up to 1.8 million shares of the Company’s Common Stock through April 30, 2015, and the program has been extended through April 30, 2016.  Since the commencement of this repurchase plan through April 29, 2015, the Company has repurchased 388,122 common shares under this plan for an aggregate dollar amount of $1,380.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

January 1 – January 23	—	—	—	1,583,246
January 24 – February 22	—	—	—	1,583,246
February 23 – March 29	78,401	$3.80	78,401	1,504,845
Total	78,401	$3.80	78,401	1,504,845

24	Table of Contents

ITEM 6. EXHIBITS

Exhibit Index	Description of Document	Incorporated By Reference from:

31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

25	Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: April 30, 2015	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

26	Table of Contents

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

27