Form 10-Q
period 2015-06-28
ULTRALIFE CORP
filed 2015-07-30
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 28, 2015

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

The number of shares outstanding of the registrant's common stock was 15,635,904, net of 3,338,307 treasury shares, as of July 29, 2015.

1

ULTRALIFE CORPORATION
INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Consolidated Balance Sheets as of June 28, 2015 and December 31, 2014 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Month Periods Ended June 28, 2015 and June 29, 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the Six Month Periods Ended June 28, 2015 and June 29, 2014 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

	Signatures	29

	Index to Exhibits	30

2

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
(unaudited)

ASSETS
	June 28,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$15,789	$17,711
Restricted cash	143	155
Trade accounts receivable, net of allowance for doubtful accounts of $333 and $340, respectively	11,293	11,295
Inventories, net	24,000	26,086
Prepaid expenses and other current assets	1,122	1,313
Due from insurance company	184	184
Deferred income taxes	106	106
Total current assets	52,637	56,850
Property, equipment and improvements, net	9,501	9,812
Goodwill	16,427	16,407
Other intangible assets, net	4,219	4,338
Security deposits and other non-current assets	151	235
Total assets	$82,935	$87,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,353	$6,996
Accrued compensation and related benefits	2,388	1,725
Accrued expenses and other current liabilities	1,738	2,421
Income taxes payable	127	69
Total current liabilities	10,606	11,211
Deferred income taxes	4,572	4,462
Other non-current liabilities	56	56
Total liabilities	15,234	15,729

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	—	—
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued - 18,974,211 shares at June 28, 2015 and 18,941,544 shares at December 31, 2014	1,897	1,894
Capital in excess of par value	176,249	175,940
Accumulated deficit	(95,599)	(96,920)
Accumulated other comprehensive loss	(401)	(467)
Treasury stock - at cost; 3,090,225 shares at June 28, 2015 and 1,600,731
shares at December 31, 2014	(14,307)	(8,420)
Total Ultralife equity	67,839	72,027
Noncontrolling interest	(138)	(114)
Total shareholders’ equity	67,701	71,913

Total liabilities and shareholders' equity	$82,935	$87,642

The accompanying notes are an integral part of these consolidated financial statements.

3	Table of Contents

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In Thousands except per share amounts)
(unaudited)

	Three month periods ended		Six month periods ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014

Revenues	$18,955	$15,199	$38,132	$30,484
Cost of products sold	13,096	10,987	26,266	21,937
Gross profit	5,859	4,212	11,866	8,547

Operating expenses:
Research and development	1,334	1,560	2,693	2,996
Selling, general and administrative	3,708	3,976	7,534	7,971
Total operating expenses	5,042	5,536	10,227	10,967

Operating income (loss)	817	(1,324)	1,639	(2,420)

Other (expense) income:
Interest income	1	—	2	9
Interest and financing expense	(65)	(41)	(132)	(97)
Miscellaneous	92	46	(30)	30
Income (loss) from continuing operations before income taxes	845	(1,319)	1,479	(2,478)
Income tax provision	71	57	182	117

Net income (loss) from continuing operations	774	(1,376)	1,297	(2,595)
Loss from discontinued operations, net of tax	—	—	—	(61)

Net income (loss)	774	(1,376)	1,297	(2,656)

Net loss attributable to non-controlling interest	14	16	24	10

Net income (loss) attributable to Ultralife	788	(1,360)	1,321	(2,646)

Other comprehensive income:
Foreign currency translation adjustments	44	69	66	135

Comprehensive income (loss) attributable to Ultralife	$832	$(1,291)	$1,387	$(2,511)

Net income (loss) per share attributable to Ultralife common shareholders – basic:
Continuing operations	$.05	$(.08)	$.08	$(.15)
Discontinued operations	—	—	—	(.00)
Total	$.05	$(.08)	$.08	$(.15)

Net income per share attributable to Ultralife common shareholders – diluted:
Continuing operations	$.05		$.08
Discontinued operations	—		—
Total	$.05		$.08

Weighted average shares outstanding – basic	16,557	17,533	16,945	17,523
Potential common shares	40		32
Weighted average shares outstanding - diluted	16,597		16,977

The accompanying notes are an integral part of these consolidated financial statements.

4	Table of Contents

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(unaudited)
	Six month periods ended
	June 28,	June 29,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$1,297	$(2,656)
Loss from discontinued operations, net of tax	—	61
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of financing fees	1,196	1,501
Amortization of intangible assets	119	154
Stock-based compensation	304	483
Loss on long-lived asset disposals	36	—
Changes in deferred income taxes	110	110
Changes in operating assets and liabilities:
Accounts receivable	22	4,128
Inventories	2,331	(1,042)
Prepaid expenses and other assets	193	313
Accounts payable and other liabilities	(863)	(2,066)
Net cash provided by operating activities	4,745	986

INVESTING ACTIVITIES:
Cash paid for property, equipment and improvements	(884)	(398)
Change in restricted cash	12	—
Net cash used in investing activities	(872)	(398)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(5,887)	(39)
Return of security deposit	66	—
Proceeds from issuance of common stock	8	11
Net cash used in financing activities	(5,813)	(28)

Effect of exchange rate changes on cash and cash equivalents	18	111

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,922)	671

Cash and cash equivalents, beginning of period	17,711	16,489
Cash and cash equivalents, end of period	$15,789	$17,160

NON-CASH ITEMS:
Construction in progress in accounts payable	$—	$790

The accompanying notes are an integral part of these consolidated financial statements.

5	Table of Contents

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

Our quarters end on the last Sunday of the third month in the quarter, as opposed to a calendar month-based cycle for each fiscal quarter. While the actual dates for the quarter-ends will change slightly each year, we believe that there are not any material differences when making quarterly comparisons.

2.	SHARE REPURCHASE PROGRAM

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.

On April 28, 2015, the Board of Directors authorized an extension of the Share Repurchase Program for an additional twelve month period beginning May 1, 2015 and ending April 30, 2016, subject, for the entire period as extended, to the 1.8 million share aggregate limit established in the initial authorization.

On June 2, 2015, the Board of Directors approved an expansion and extension of the Share Repurchase Program, authorizing the repurchase of up to an additional 1.6 million shares through June 2, 2016.

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

6	Table of Contents

During the three month period ended June 28, 2015, the Company repurchased 1,398,454 shares under this program for a total cost (excluding fees and commissions) of $5,509. During the six month period ended June 28, 2015, the Company repurchased 1,476,855 shares under this program for a total cost (excluding fees and commissions) of $5,805. From the inception of the Share Repurchase Program on May 1, 2014 through July 29, 2015, the Company has repurchased 1,941,691 shares for an aggregate cost (excluding fees and commissions) of $7,525. The total remaining balance of shares authorized for repurchase under the Share Repurchase Program is 1,458,309 shares as of July 29, 2015.

3.	CHINA FACILITY RELOCATION

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

The Company received compensation from the local government authorities for leasehold improvements and moving-related costs totaling $815, of which $596 was recognized as a reduction of expenses incurred during 2014, which were $841. It is the Company’s policy to recognize this compensation as a reduction of expenses as the expenses are recognized. Additional amounts totaling $158 and $219 of this government compensation were recognized as reductions of expenses during the three- and six-month periods ended June 28, 2015, respectively. The related expenses incurred during the three- and six-month periods ended June 28, 2015 were $112 and $221, respectively. The relocation payments were complete as of June 28, 2015.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	June 28,	December 31,
	2015	2014
Raw materials	$13,595	$15,100
Work in process	1,814	1,489
Finished goods	8,591	9,497
Total	$24,000	$26,086

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	June 28,	December 31,
	2015	2014
Land	$123	$123
Buildings and leasehold improvements	7,475	7,437
Machinery and equipment	48,395	48,054
Furniture and fixtures	1,993	1,811
Computer hardware and software	4,525	4,452
Construction in process	1,390	1,351
	63,901	63,228
Less-accumulated depreciation	(54,400)	(53,416)
Net property, equipment and improvements	$9,501	$9,812

7	Table of Contents

Depreciation expense for property, equipment and improvements was as follows:

	Three-month periods ended		Six-month periods ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Depreciation expense	$582	$754	$1,178	$1,465

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the six-month periods ended June 28, 2015 and June 29, 2014:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2013	$4,926	$11,493	$16,419
Effect of foreign currency translation	(16)	—	(16)
Balance – June 29, 2014	4,910	11,493	16,403
Effect of foreign currency translation	4	—	4
Balance - December 31, 2014	4,914	11,493	16,407
Effect of foreign currency translation	20	—	20
Balance – June 28, 2015	$4,934	$11,493	$16,427

b. Intangible Assets

The composition of intangible assets was:

	at June 28, 2015
		Accumulated
	Cost	amortization	Net

Trademarks	$3,568	$—	$3,568
Patents and technology	4,514	(4,184)	330
Customer relationships	4,037	(3,738)	299
Distributor relationships	394	(372)	22
Total intangible assets	$12,513	$(8,294)	$4,219

	at December 31, 2014
		Accumulated
	Cost	amortization	Net

Trademarks	$3,567	$—	$3,567
Patents and technology	4,509	(4,114)	395
Customer relationships	4,029	(3,679)	350
Distributor relationships	391	(365)	26
Total intangible assets	$12,496	$(8,158)	$4,338

Amortization expense for intangible assets was as follows:

8	Table of Contents

	Three-month periods ended		Six-month periods ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Amortization included in:
Research and development	$33	$45	$65	$87
Selling, general and administrative	26	35	54	67
Total amortization expense	$59	$80	$119	$154

The change in the cost value of total intangible assets from December 31, 2014 to June 28, 2015 is a result of the effect of foreign currency translations.

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

As of June 28, 2015, we had approximately $11,409 of borrowing capacity in addition to our cash on hand of $15,789, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either June 28, 2015 or December 31, 2014.

On June 5, 2015, the Company and PNC entered into a Fourth Amendment to the Credit Agreement, permitting the expansion and extension of the Company’s Share Repurchase Program, described in Note 2 above, subject to the same terms and conditions set forth in the previous amendments to the Credit Agreement.

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-month periods ended		Six-month periods ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Stock options	$136	$164	$256	$290
Restricted stock grants:
Employee	24	—	48	—
President and CEO	—	34	—	83
Board of Directors compensation –
stock grant	—	55	—	110
Total	$160	$253	$304	$483

These are more fully discussed as follows:

9	Table of Contents

a. Stock Options

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 28, 2015, there was $461 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes stock option activity for the six-month period ended June 28, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,056,122	$6.66
Granted	277,000	3.72
Exercised	(2,667)	3.22
Forfeited or expired	(67,499)	12.30
Outstanding at June 28, 2015	2,262,956	6.13	3.81	$369

Vested and expected to vest at June 28, 2015	2,115,226	6.30	3.67	$314
Exercisable at June 28, 2015	1,337,295	$5.16	2.88	$153

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 28, 2015 and June 29, 2014 was $0 and $11, respectively. Cash received from stock option exercises for the six-month periods ended June 28, 2015 and June 29, 2014 was $9 and $11, respectively.

b. Restricted Stock Awards

Our President and Chief Executive Officer holds 60,000 unearned, unvested restricted stock units at June 28, 2015. In addition, 49,200 shares of restricted stock were awarded to certain of our employees in September, 2014. There is $82 of unrecognized compensation cost related to these restricted shares at June 28, 2015.

9.	INCOME TAXES

We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended June 28, 2015 and June 29, 2014, we recorded $71 and $57, respectively, in income tax expense. For the six-month periods ended June 28, 2015 and June 29, 2014, we recorded $182 and $117, respectively, in income tax expense. These are detailed as follows:

10	Table of Contents

	Three-month periods ended		Six-month periods ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Current income tax provision:
Foreign	$(8)	$—	$43	$—
Federal	22	—	22	—
State	2	2	7	7
Deferred income tax provision	55	55	110	110
Total	$71	$57	$182	$117

Deferred income tax provision is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2014 was due to state income taxes, and in 2015 was primarily due to the income reported for our China operations during the period.

Our overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have recorded a full reserve against our deferred tax assets pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, that it is more likely than not that we will realize the benefit of these losses. Our tax rate for the six-month period ended June 28, 2015 was 12.3%, which was different from the federal statutory rate due to the effect of the utilization of fully reserved net operating loss carryforwards (“NOL”) as well as the effect of differing foreign income tax rates, principally in China. Our tax rate for the six-month period ended June 29, 2014 was (4.7%), which was different from the federal statutory rate due to the loss incurred and our full reserve against our NOLs, and the effect of differing foreign income tax rates, principally in China.

We have substantial NOLs available to offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of NOL available to offset taxable income to 90% of the current year income. We recorded a provision of $22 for U.S. alternative minimum tax for both the three and six months ended June 30, 2015, and no alternative minimum tax in either the three or six months ended June 29, 2014. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a full valuation allowance for this related deferred tax asset.

As of June 28, 2015, we have foreign and domestic NOL and credit carryforwards totaling approximately $86,200 and $1,400 available to reduce future taxable income. Included in our NOL carryforwards are foreign loss carryforwards of approximately $12,400 that can be carried forward indefinitely. The domestic NOL carryforward of $73,800 expires from 2019 through 2035. The domestic NOL carryforward includes approximately $2,900 for which a benefit will be recorded in capital in excess of par value when realized.

Our unrecognized tax benefits related to uncertain tax positions at June 28, 2015 pertain to foreign tax jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

11	Table of Contents

	Six month periods ended
	June 28,	June 29,
	2015	2014

Balance – beginning of period	$7,296	$7,296
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	—	—
Settlements of examinations	(6,778)	—
Balance – end of period	$518	$7,296

The release of uncertain tax positions in 2015 relates to the successful conclusion of a federal tax examination, resulting in a $19.9 million increase in the amount of our reported domestic NOL carryforward.

We file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2000 through 2014 remain subject to examination by the Internal Revenue Service (“IRS”) and by various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2007 through 2014 remain subject to examination by the respective foreign tax jurisdiction authorities. The IRS has now completed its examination of our 2011, 2012 and 2013 U.S. federal income tax returns, with no resulting material effect to our financial position or results of operations.

10.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended June 28, 2015, 358,034 stock options and 34,200 restricted stock units were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 39,426 additional shares in the calculation of fully diluted earnings per share. For the six-month period ended June 28, 2015, 257,534 stock options and 34,200 restricted stock units were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 31,903 additional shares in the calculation of fully diluted earnings per share. Due to our net losses in both the three-month and six-month periods ended June 29, 2014, no dilutive securities were considered.

There were 1,904,922 and 2,271,923 outstanding stock options for the three-month periods ended June 28, 2015 and June 29, 2014, respectively, that were not included in EPS as the effect would be anti-dilutive. There were 2,005,422 and 2,271,923 outstanding stock options for the six-month periods ended June 28, 2015 and June 29, 2014, respectively, that were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

a. Purchase Commitments

As of June 28, 2015, we have made commitments to purchase approximately $338 of production machinery and equipment.

12	Table of Contents

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2015 and 2014 were as follows:

	Six month periods ended
	June 28, 2015	June 29, 2014
Accrued warranty obligations – beginning	$376	$513
Accruals for warranties issued	13	66
Settlements made	(13)	(50)
Accrued warranty obligations – ending	$376	$529

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business. We believe that the final disposition of such matters, other than the matters described below, will not have a material adverse effect on our financial position, results of operations or cash flows.

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  While a final report has not been issued by the regulatory authorities, preliminary findings indicate that the fire may have been caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured by another company. We continue to provide support and comment as required to the ongoing investigation.

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire. The suit was filed by Ethiopian Airlines Enterprise in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London. The suit seeks as damages USD 42 million plus other unspecified amounts, including those for loss of use and diminution in value of the aircraft. We maintain liability and products liability insurance through reputable providers, and in accordance with our corporate practices, immediately advised and referred this matter to our insurers. We are working with those insurers and their counsel to respond to and actively defend against this action.

A component of the ELT is a battery pack which incorporates Ultralife’s industry-standard lithium manganese dioxide non-rechargeable D-cell. Ultralife has had this cell in production since 2001, with millions of units produced and this cell is widely-used for global defense and commercial applications. This battery product has gone through rigorous safety and qualification testing, including United Nations Transport of Dangerous Goods, Manual of Tests and Criteria, and is authorized for use in aerospace applications under Technical Standard Order C142.

At this time, we believe that there is not a reasonable possibility that this incident will result in a material financial exposure to the Company.

13	Table of Contents

Arista Power Litigation

In September 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former employee, David Modeen (“Modeen”), in the State of New York Supreme Court, County of Wayne, in which we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee. As more fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we allege that both Arista and Modeen breached agreements with us, that Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint and asserted claims against us, which have since been dropped.

We initiated the September 2011 Complaint against Arista Power to protect our shareholders, customers and employees from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees.  Protecting our intellectual property and know-how, developed and obtained at great cost to us to form our competitive position in the marketplace and create value for our shareholders and stakeholders, is a fundamental responsibility of all our employees.

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

The components of segment performance were as follows:

Three-Month Period Ended June 28, 2015:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$15,972	$2,983	$—	$—	$18,955
Segment contribution	4,542	1,317	—	(5,042)	817
Interest, financing
and miscellaneous
expense, net				28	28
Tax provision				(71)	(71)
Discontinued operations
Noncontrolling interest				14	14
Net income attributable
to Ultralife					$788
Total assets	$37,084	$27,906	$—	$17,945	$82,935

14	Table of Contents

Three-Month Period Ended June 29, 2014:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$12,165	$3,034	$—	$—	$15,199
Segment contribution	2,876	1,336	—	(5,536)	(1,324)
Interest, financing
and miscellaneous
expense, net				5	5
Tax provision				(57)	(57)
Noncontrolling interest				16	16
Net loss attributable
to Ultralife					$(1,360)
Total assets	$37,586	$29,866	$—	$19,479	$86,931

Six-Month Period Ended June 28, 2015:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$32,248	$5,884	$—	$—	$38,132
Segment contribution	9,326	2,540	—	(10,227)	1,639
Interest, financing
and miscellaneous
expense, net				(160)	(160)
Tax provision				(182)	(182)
Noncontrolling interest				24	24
Net income attributable
to Ultralife					$1,321

Six-Month Period Ended June 29, 2014:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$26,087	$4,397	$—	$—	$30,484
Segment contribution	6,677	1,870	—	(10,967)	(2,420)
Interest, financing
and miscellaneous
expense, net				(58)	(58)
Tax provision				(117)	(117)
Discontinued operations			(61)		(61)
Noncontrolling interest				10	10
Net loss attributable
to Ultralife					$(2,646)

15	Table of Contents

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at June 28, 2015 and December 31, 2014. The fair value of cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

14.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The total amount of the loss pertaining to assets and the related expenses was approximately $1,589. We have pursued a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We have received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of June 28, 2015 and December 31, 2014, we reflect a receivable from the insurance company relating to this claim of $184, which is net of our deductible of approximately $132, and represents additional proceeds expected to be received.

15.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.”  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  In April 2015, the FASB proposed a one year delay in the effective date of ASU 2014-09. This standard currently becomes effective for the Company on January 1, 2017, and the one-year delay, if promulgated as proposed, will make this standard effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact of this new guidance as well as the available transition methods.

16	Table of Contents

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

17	Table of Contents

General

We offer products and services ranging from power solutions to communications and electronics systems. Through our engineering and collaborative approach to problem solving, we serve government, defense and commercial customers across the globe. We design, manufacture, install and maintain power and communications systems including rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories and custom engineered systems. We continually evaluate ways to grow and broaden the scope of our products and services, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions. We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors and directly to U.S. and international defense departments.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes lithium 9-volt, cylindrical and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, integrated communication systems kits and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 12 in the Notes to Consolidated Financial Statements)

Overview

Consolidated revenues of $18,955 for the three-month period ended June 28, 2015, increased by $3,756 or 24.7%, from $15,199 during the three-month period ended June 29, 2014, due primarily to increased orders from U.S. government and defense customers for our Battery & Energy Products business.

Gross profit for the three-month period ended June 28, 2015 was $5,859, or 30.9% of revenues, compared to $4,212, or 27.7% of revenues, for the same quarter a year ago. The 320 basis points improvement is due primarily to favorable product mix, higher production volume increasing the absorption of factory overhead and continued productivity improvements.

Operating expenses decreased to $5,042 during the three-month period ended June 28, 2015, compared to $5,536 during the three-month period ended June 29, 2014, resulting primarily from continued actions to reduce discretionary spending while focusing on the development of new products and revenue growth.

The increased revenue and resulting leverage on gross profit along with lower operating expenses resulted in an operating profit of $817 for the three-month period ended June 28, 2015, compared to an operating loss of $1,324 for the three-month period ended June 29, 2014. The year-over-year improvement in operating profit of $2,141 resulted from the 24.7% increase in sales that contributed $1,041 to the improvement of operating profit, the 320 basis point improvement in gross margin which contributed $606 and the lower operating expenses which contributed $494.

Net income was $774, or $0.05 per share, for the three-month period ended June 28, 2015, compared to a net loss of $(1,376), or $(0.08) per share, for the three-month period ended June 29, 2014.

18	Table of Contents

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, amounted to $1,725 in the second quarter of 2015 compared to $(174) in the second quarter of 2014. See the section “Adjusted EBITDA from continuing operations” beginning on Page 22 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents of $15,789, a $1,922 or 10.9% decrease from our cash position of $17,711 at December 31, 2014. The decrease in cash and cash equivalents from year-end 2014 is primarily attributable to our purchases of stock under our Share Repurchase Program which totaled $5,849 inclusive of fees and commissions related to such purchases, partially offset by cash generated from our operating results and an 8.0% inventory reduction.

At the mid-point of the year with revenue growth of 25.1% and EPS improvement of $0.23 over the first half of 2014, we have increasing confidence in our outlook for top-line growth and profitable results in 2015.

Results of Operations

Three-month periods ended June 28, 2015 and June 29, 2014

Revenues. Consolidated revenues for the three-month period ended June 28, 2015 amounted to $18,955, an increase of $3,756, or 24.7%, from the $15,199 reported for the three-month period ended June 29, 2014.

Battery & Energy Products revenues increased $3,807, or 31.3%, from $12,165 for the three-month period ended June 29, 2014 to $15,972 for the three-month period ended June 28, 2015. The increase was primarily attributable to higher shipments of batteries to U.S. government and defense customers, which helped to increase government and defense shipments by 94.1% over the 2014 period, and now comprise 42% of total Battery & Energy Products sales versus 28% for the second quarter of 2014. Commercial revenues for the second quarter of 2015 increased 6.7% over the year-earlier period due to higher shipments of 9-Volt batteries to large global smoke detector OEM’s and rechargeable batteries into medical channels.

Communications Systems revenues decreased $51, or 1.7%, from $3,034 in the three-month period ended June 29, 2014 to $2,983 for the three-month period ended June 28, 2015. The second quarter of 2014 benefitted from the fulfillment of a $1,895 order for Universal Vehicle Adaptors shortly after its market launch. Nevertheless, for the 2015 period, we experienced more broad-based sales as well as increases in our order flow reflecting increased demand from system integrators in support of U.S. Department of Defense program and international projects.

Cost of Products Sold. Cost of products sold totaled $13,096 for the quarter ended June 28, 2015, an increase of $2,109, or 19.2%%, from the $10,987 reported for the same quarter a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 72.3% for the three-month period ended June 29, 2014 to 69.1% for the three-month period ended June 28, 2015. Correspondingly, consolidated gross margin was 30.9% for the three-month period ended June 28, 2015, compared with 27.7% for the three-month period ended June 29, 2014, reflecting favorable product mix, higher production volume increasing the absorption of factory overhead and continued productivity improvements.

19	Table of Contents

In our Battery & Energy Products segment, the cost of products sold increased $2,141, from $9,289 during the three-month period ended June 29, 2014 to $11,430 during the three-month period ended June 28, 2015. Battery & Energy Products’ gross profit for the second quarter of 2015 was $4,542, or 28.4% of revenues, an increase of $1,666 from gross profit of $2,876, or 23.6% of revenues, for the second quarter of 2014. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended June 28, 2015 by 480 basis points, reflecting favorable mix, higher production volume and ongoing productivity improvements through the Lean process.

In our Communications Systems segment, the cost of products sold decreased by $32 or 1.9% from $1,698 during the three-month period ended June 29, 2014 to $1,666 during the three-month period ended June 28, 2015. Communications Systems’ gross profit for the second quarter of 2015 was $1,317, or 44.2% of revenues, a decrease of $19 from gross profit of $1,336, or 44.0% of revenues, for the second quarter of 2014. The 20 basis points increase in gross margin as a percentage of revenue during 2015 is driven primarily by product mix.

Operating Expenses. Operating expenses for the three-month period ended June 28, 2015 totaled $5,042, a decrease of $494 or 8.9% from the $5,536 recorded during the three-month period ended June 290, 2014, resulting primarily from continued tight control over all discretionary spending.

Overall, operating expenses as a percentage of revenues were 26.6% for the quarter ended June 28, 2015 compared to 36.4% for the quarter ended June 29, 2014. Amortization expense associated with intangible assets related to our acquisitions was $59 for the second quarter of 2015 ($26 in selling, general and administrative expenses and $33 in research and development costs), compared with $80 for the second quarter of 2014 ($35 in selling, general, and administrative expenses and $45 in research and development costs). Research and development costs were $1,334 for the three-month period ended June 28, 2015, a decrease of $226, or 14.5%, from $1,560 for the three-months ended June 29, 2014, as we continued to focus our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $268, or 6.7%, to $3,708 during the second quarter of 2015 from $3,976 during the second quarter of 2014, reflecting continued actions to reduce discretionary expenses.

Other Income (Expense). Other income (expense) totaled $28 for the three-month period ended June 28, 2015 compared to $5 for the three-month period ended June 29, 2014. Interest and financing expense, net of interest income, increased $23, to $64 for the second quarter of 2015 from $41 for the comparable period in 2014, as a result of costs to insure certain non-U.S. accounts receivable consistent with our Credit Agreement with PNC Bank. Miscellaneous income (expense) amounted to $92 for the second quarter of 2015 compared with $46 for the second quarter of 2014, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $71 for the second quarter of 2015, an increase of $14 as compared to the $57 provision reported for the second quarter of 2014, primarily as a result of estimated U.S. federal minimum taxes.

See Note 9 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation resulted in an estimated minimum income tax provision for the second quarter of 2015 but did not have an impact on income taxes determined for the second quarter of 2014. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center and its subsequent change to a sales center in 2012.

20	Table of Contents

Net Income (Loss) Attributable to Ultralife. Net income (loss) attributable to Ultralife and income (loss) attributable to Ultralife common shareholders per diluted share was $788 and $0.05, respectively, for the three months ended June 28, 2015, compared to ($1,360) and $(0.08), respectively, for the three months ended June 29, 2014. Average common shares outstanding used to compute diluted earnings per share decreased from 17,533,000 in the second quarter of 2014 to 16,597,000 in the second quarter of 2015 due to the repurchase of stock under our Share Repurchase Plan.

Six-month periods ended June 28, 2015 and June 29, 2014

Revenues. Consolidated revenues for the six-month period ended June 28, 2015 amounted to $38,132, an increase of $7,648 or 25.1%, from the $30,484 reported for the six-month period ended June 29, 2014.

Battery & Energy Products revenues increased $6,161, or 23.6%, from $26,087 for the six-month period ended June 29, 2014 to $32,248 for the six-month period ended June 28, 2015. Government and defense sales of this business increased 63.8% over the 2014 six-month period and now comprise 45.8% of total segment sales versus 34.5% last year. The year-over-year growth was driven by higher shipments of batteries and chargers to a large international prime defense supplier and shipments of primary batteries to the U.S. Government’s Defense Logistics Agency. Commercial sales increased 2.4% over the 2014 period reflecting higher shipments of 9-Volt batteries to global smoke-detector OEM’s and rechargeable batteries into medical channels.

Communications Systems revenues increased $1,487, or 33.8%, from $4,397 during the six-month period ended June 29, 2014 to $5,884 for the six-month period ended June 28, 2015, reflecting increased demand from system integrators in support of U.S. Department of Defense programs and international projects.

Cost of Products Sold. Cost of products sold totaled $26,266 for the six-month period ended June 28, 2015, an increase of $4,329, or 19.7%, from the $21,937 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 72.0% for the six-month period ended June 29, 2014 to 68.9% for the six-month period ended June 28, 2015. Correspondingly, consolidated gross margin was 31.1% for the six-month period ended June 28, 2015, compared with 28.0% for the six-month period ended June 29, 2014, reflecting favorable product mix, higher production volume increasing the absorption of factory overhead and continued productivity improvements through the Company’s Lean process.

For our Battery & Energy Products segment, the cost of products sold increased $3,512, from $19,410 during the six-month period ended June 29, 2014 to $22,922 during the six-month period ended June 28, 2015. Battery & Energy Products’ gross profit for the 2015 six-month period was $9,326, or 28.9% of revenues, an increase of $2,649 from gross profit of $6,677, or 25.6% of revenues, for the 2014 six-month period. Battery & Energy Products’ gross margin as a percentage of revenues increased for the six-month period ended June 28, 2015 by 330 basis points, reflecting favorable mix, higher production volumes and ongoing productivity improvements through the Lean process.

For our Communications Systems segment, the cost of products sold increased by $817 or 32.3% from $2,527 during the six-month period ended June 29, 2014 to $3,344 during the six-month period ended June 28, 2015. Communications Systems’ gross profit for the first six months of 2015 was $2,540, or 43.2% of revenues, an increase of $670 from gross profit of $1,870, or 42.5% of revenues, for the second quarter of 2014. The 70 basis points increase in gross margin as a percentage of revenue during 2015 is due to a greater mix of higher-margin new products and increased manufacturing throughput.

Operating Expenses. Total operating expenses for the six-month period ended June 28, 2015 totaled $10,227, a decrease of $740 or 6.7% from the $10,967 recorded during the six-month period ended June 29, 2014, resulting primarily from continued tight control over all discretionary spending.

21	Table of Contents

Overall, operating expenses as a percentage of revenues were 26.8% for the six-month period ended June 28, 2015 compared to 36.0% for the comparable 2014 period. Amortization expense associated with intangible assets related to our acquisitions was $119 for the first six months of 2015 ($54 in selling, general and administrative expenses and $65 in research and development costs), compared with $154 for the first six months of 2014 ($67 in selling, general, and administrative expenses and $87 in research and development costs). Research and development costs were $2,693 for the six-month period ended June 28, 2015, a decrease of $303, or 10.1%, from $2,996 for the six-months ended June 29, 2014, as we continued to focus our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $437, or 5.5%, from $7,971 during the first six months of 2014 to $7,534 during the first six months of 2015, reflecting continued actions to reduce discretionary general and administrative expenses.

Other Income (Expense). Other (expense) totaled $(160) for the six-month period ended June 28, 2015 compared to $(58) for the three-month period ended June 29, 2014. Interest and financing expense, net of interest income, increased $42, to $130 for the 2015 period from $88 for the comparable period in 2014, as a result of costs to insure certain non-U.S. accounts receivable consistent withour Credit Agreement with PNC Bank. Miscellaneous income (expense) amounted to ($30) for the first six months of 2015 compared with $30 for the first six months of 2014, primarily due to transactions impacted by changes in foreign currencies relative to the U.S. dollar.

Income Taxes. We reflected a tax provision of $182 for the first two quarters of 2015 compared with a tax provision of $117 for the first two quarters of 2014. The increase of $65, or 55.6% was due to estimated U.S. minimum taxes in 2015 and increased foreign tax liabilities. The effective consolidated tax rate for the six-month periods ended June 28, 2015 and June 29, 2014 were:

	Six-month periods ended
	June 28,	June 29,
	2015	2014
Income (loss) income from continuing operations before
income taxes (a)	$1,479	$(2,478)

Income tax provision (b)	182	117

Effective income tax rate (b/a)	12.3%	(4.7)%

See Note 9 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Discontinued Operations. Income (Loss) from discontinued operations, net of tax, totaled $0 for the first six months of 2015, compared to ($61) for the comparable period in 2014. The loss for the 2014 period reflects the final settlement of the sale of our RedBlack business.

Net Income (Loss) Attributable to Ultralife. Net income (loss) attributable to Ultralife and income (loss) attributable to Ultralife common shareholders per diluted share was $1,321 and $0.08, respectively, for the six months ended June 28, 2015, compared to $($2,656) and $(0.15), respectively, for the six months ended June 29, 2014. Average common shares outstanding used to compute diluted earnings per share decreased from 17,523,000 in the 2014 period to 16,977,000 in the 2015 period, mainly due to the repurchase of stock under our Share Repurchase Plan, stock option exercises, vesting of restricted stock units and shares of common stock issued to our non-employee directors.

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

The term Adjusted EBITDA from continuing operations is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA from continuing operations has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:

•	Adjusted EBITDA from continuing operations does not reflect (1) our cash expenditures or future requirements for capital expenditures or contractual commitments; (2) changes in, or cash requirements for, our working capital needs; (3) the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; (4) income taxes or the cash requirements for any tax payments; and (5) all of the costs associated with operating our business;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA from continuing operations does not reflect any cash requirements for such replacements;

23	Table of Contents

•	while stock-based compensation is a component of cost of products sold and operating expenses, the impact on our consolidated financial statements compared to other companies can vary significantly due to such factors as assumed life of the stock-based awards and assumed volatility of our common stock;

•	although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by exiting our Energy Services and certain of our UK businesses and divesting our RedBlack Communications business; and

•	other companies may calculate Adjusted EBITDA from continuing operations differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-month periods ended		Six-month periods ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014

Net income (loss) attributable to Ultralife	$788	$(1,360)	$1,321	$(2,646)
Add (subtract):
Interest and financing expense, net	65	41	132	97
Income tax provision	71	57	182	117
Depreciation expense	582	754	1,178	1,465
Amortization of intangible assets	59	80	119	154
Stock-based compensation expense	160	254	304	483
Impairment of long-lived assets	—	—	36	—
Loss (gain) from discontinued operations	—	—	—	61
Adjusted EBITDA	$1,725	$(174)	$3,272	$(269)

Liquidity and Capital Resources

As of June 28, 2015, cash and cash equivalents totaled $15,789, a decrease of $1,922 from the beginning of the year. During the six-month period ended June 28, 2015, we generated $4,745 of cash from our operating activities as compared to cash generated totaling $986 during the six-month period ended June 29, 2014. Cash generated from operations in 2015 included our net income of $1,297 plus non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,655, and cash provided by a $2,331 decrease in inventories, offset partially by a decrease in accounts payable and other liabilities of $863. Cash generated from operations in 2014 was positive despite our net loss of $2,656, as the loss was largely offset by non-cash expenses totaling $2,178. Cash generated from operations in 2014 resulted primarily from a $4,128 decrease in accounts receivable, offset partially by our loss of $2,656, a decrease in accounts payable and other liabilities of $2,106 and an increase in inventories which totaled $1,042.

Inventory turnover for the first six months of 2015 was an annualized rate of approximately 1.9 turns per year, a slight improvement over the 1.8 figure from the first six months of 2014.

We used $872 in cash for investing activities during the six month period ended June 28, 2015 compared with $398 in cash used for investing activities in the same period in 2014. In both periods, this spending was principally for the purchase of property, equipment and improvements.

24	Table of Contents

As of June 28, 2015, we had made commitments to purchase approximately $338 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months.

On April 28, 2015, the Board of Directors authorized an extension of the Share Repurchase Program for an additional twelve month period beginning May 1, 2015 and ending April 30, 2016, subject, for the entire period as extended, to the 1.8 million share aggregate limit established in the initial authorization.

On June 2, 2015, the Board of Directors approved an expansion and extension of the Share Repurchase Program, authorizing the repurchase of up to an additional 1.6 million shares through June 2, 2016.

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

During the three month period ended June 28, 2015, the Company repurchased 1,398,454 shares under this program for a total cost (excluding fees and commissions) of $5,509. During the six month period ended June 28, 2015, the Company repurchased 1,476,855 shares under this program for a total cost (excluding fees and commissions) of $5,805. From the inception of the Share Repurchase Program on May 1, 2014 through July 29, 2015, the Company has repurchased 1,941,691 shares for an aggregate cost (excluding fees and commissions) of $7,525. The total remaining balance of shares authorized for repurchase under the Share Repurchase Program is 1,458,309 shares as of July 29, 2015.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility. As of June 28, 2015, we had approximately $11,409 of borrowing capacity under our $20 million Credit Facility with PNC Bank, in addition to our cash on hand of $15,789, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either June 28, 2015 or June 29, 2014.

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

25	Table of Contents

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

The Company received compensation from the local government authorities for leasehold improvements and moving-related costs totaling $815, of which $596 was recognized as a reduction of expenses incurred during 2014, which were $841. It is the Company’s policy to recognize this compensation as a reduction of expenses as the expenses are recognized. An additional $158 and $61 of this government compensation were recognized as reductions of expenses during the three and six month periods ended June 28, 2015, respectively. The related expenses incurred during the three and six month periods ended June 28, 2015 were $103 and $212, respectively. The relocation payments were complete as of June 28, 2015.

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

During the first six months of 2015, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

26	Table of Contents

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by UK and US regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  While a final report has not been issued by the regulatory authorities, preliminary findings indicate that the fire may have been caused by circumstances related to the plane’s emergency locator transmitter (ELT) manufactured by another company. We continue to provide support and comment as required to the ongoing investigation.

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire. The suit was filed by Ethiopian Airlines Enterprise in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London. The suit seeks as damages USD 42 million plus other unspecified amounts, including those for loss of use and diminution in value of the aircraft. We maintain liability and products liability insurance through reputable providers, and in accordance with our corporate practices, immediately advised and referred this matter to our insurers. We are working with those insurers and their counsel to respond to and actively defend against this action.

A component of the ELT is a battery pack which incorporates Ultralife’s industry-standard lithium manganese dioxide non-rechargeable D-cell. Ultralife has had this cell in production since 2001, with millions of units produced and this cell is widely-used for global defense and commercial applications. This battery product has gone through rigorous safety and qualification testing, including United Nations Transport of Dangerous Goods, Manual of Tests and Criteria, and is authorized for use in aerospace applications under Technical Standard Order C142.

At this time, we believe that there is not a reasonable possibility that this incident will result in a material financial exposure to the Company.

Arista Power Litigation

In September 2011, we initiated an action against Arista Power, Inc. (“Arista”) and our former employee, David Modeen (“Modeen”), in the State of New York Supreme Court, County of Wayne, in which we allege that Arista recruited all but one of the members of its executive team from us, subsequently changed and redirected its business to compete directly with us by using our confidential information, and during the summer of 2011, recruited Modeen to become an Arista employee. As more fully disclosed in our Annual Report on Form 10-K, we allege that both Arista and Modeen breached agreements with us, that Arista’s employment of Modeen will inevitably lead to the disclosure and use of our trade secrets by Arista.  We seek damages as determined at trial and preliminary and permanent injunctive relief.  The defendants answered the allegations set forth in the Complaint and asserted claims against us, which have since been dropped.

27	Table of Contents

We initiated the September 2011 Complaint against Arista Power to protect our shareholders, customers and employees from the unauthorized use and theft of our investments in intellectual property, trade secrets and confidential information by Arista and its employees.  Protecting our intellectual property and know-how, developed and obtained at great cost to us to form our competitive position in the marketplace and create value for our shareholders and stakeholders, is a fundamental responsibility of all our employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding second quarter 2015 purchases of common stock under the Company’s stock repurchase program. Under the repurchase program, the Board of Directors authorized the repurchase of up to 1.8 million shares of the Company’s Common Stock through April 30, 2015. The Board of Directors has since extended the program through June 2, 2016 and expanded the maximum number of shares authorized to be repurchased from 1.8 million shares to 3.4 million shares.

Since the commencement of this repurchase plan through June 28, 2015, the Company has repurchased 1,693,609 common shares under this plan for an aggregate dollar amount of $6,572.

	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)

March 30 – April 26	38,406	$3.80	38,406	3,066,439
April 27 – May 24	1,196,761	3.91	1,196,761	1,869,678
May 25 – June 28	163,287	4.21	163,287	1,706,391
Total	1,398,454	$3.94	1,398,454	1,706,391

(1)April and May share figures have been retroactively adjusted to include 1.6 million share expansion of the share repurchase program approved on June 2, 2015.

(2)Average Price Paid Per Share excludes fees and commissions related to such repurchases. Including these costs, the average price paid per share for all purchases under the Share Repurchase Program is $3.97.

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

ULTRALIFE CORPORATION
(Registrant)

Date: July 30, 2015	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2015	By: /s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

29	Table of Contents

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

30