Form 10-Q
period 2015-09-27
ULTRALIFE CORP
filed 2015-10-29
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 27, 2015

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

The number of shares outstanding of the registrant's common stock was 15,219,620, net of 3,838,807 treasury shares, as of October 28, 2015.

ULTRALIFE CORPORATION
INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Consolidated Balance Sheets as of September 27, 2015 and December 31, 2014 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 27, 2015 and September 28, 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 27, 2015 and September 28, 2014 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	27

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	29

	Signatures	30

	Index to Exhibits	30

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
(unaudited)

ASSETS
	September 27,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$14,585	$17,711
Restricted cash	143	155
Trade accounts receivable, net of allowance for doubtful accounts of $361 and $340, respectively	11,242	11,295
Inventories, net	23,352	26,086
Prepaid expenses and other current assets	1,943	1,313
Due from insurance company	177	184
Deferred income taxes	106	106
Total current assets	51,548	56,850
Property, equipment and improvements, net	9,191	9,812
Goodwill	16,327	16,407
Other intangible assets, net	4,155	4,338
Security deposits and other non-current assets	131	235
Total assets	$81,352	$87,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,766	$6,996
Accrued compensation and related benefits	2,398	1,725
Accrued expenses and other current liabilities	2,170	2,421
Income taxes payable	164	69
Total current liabilities	11,498	11,211
Deferred income taxes	4,623	4,462
Other non-current liabilities	56	56
Total liabilities	16,177	15,729

Commitments and contingencies

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	—	—
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 18,992,380 shares at September 27, 2015 and 18,941,544 shares at December 31, 2014; outstanding – 15,153,573 shares at September 27, 2015 and 17,340,813 shares at December 31, 2014	1,899	1,894
Capital in excess of par value	176,402	175,940
Accumulated deficit	(94,553)	(96,920)
Accumulated other comprehensive loss	(750)	(467)
Treasury stock - at cost; 3,838,807 shares at September 27, 2015 and
1,600,731 shares at December 31, 2014	(17,686)	(8,420)
Total Ultralife equity	65,312	72,027
Noncontrolling interest	(137)	(114)
Total shareholders’ equity	65,175	71,913

Total liabilities and shareholders' equity	$81,352	$87,642

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In Thousands except per share amounts)
(unaudited)

	Three month periods ended		Nine month periods ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014

Revenues	$19,044	$16,062	$57,176	$46,546
Cost of products sold	13,144	11,576	39,410	33,513
Gross profit	5,900	4,486	17,766	13,033

Operating expenses:
Research and development	1,224	1,014	3,917	4,010
Selling, general and administrative	3,503	3,527	11,037	11,498
Total operating expenses	4,727	4,541	14,954	15,508

Operating income (loss)	1,173	(55)	2,812	(2,475)

Other (expense) income:
Interest income	—	3	2	12
Interest and financing expense	(65)	(56)	(197)	(153)
Miscellaneous	70	(158)	39	(128)
Income (loss) from continuing operations before income taxes	1,178	(266)	2,656	(2,744)
Income tax provision	130	60	312	177

Net income (loss) from continuing operations	1,048	(326)	2,344	(2,921)
Loss from discontinued operations, net of tax	—	—	—	(61)

Net income (loss)	1,048	(326)	2,344	(2,982)

Net (income) loss attributable to non-controlling interest	(1)	3	23	13

Net income (loss) attributable to Ultralife	1,047	(323)	2,367	(2,969)

Other comprehensive income:
Foreign currency translation adjustments	(349)	29	(283)	164

Comprehensive income (loss) attributable to Ultralife	$698	$(294)	$2,084	$(2,805)

Net income (loss) per share attributable to Ultralife common shareholders – basic:
Continuing operations	$.07	$(.02)	$.14	$(.17)
Discontinued operations	—	—	—	(.00)
Total	$.07	$(.02)	$.14	$(.17)

Net income per share attributable to Ultralife common shareholders – diluted:
Continuing operations	$.07		$.14
Discontinued operations	—		—
Total	$.07		$.14

Weighted average shares outstanding – basic	15,633	17,490	16,503	17,510
Potential common shares	107		47
Weighted average shares outstanding – diluted	15,740		16,550

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(unaudited)
	Nine month periods ended
	September 27,	September 28,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$2,344	$(2,982)
Loss from discontinued operations, net of tax	—	61
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of financing fees	1,848	2,227
Amortization of intangible assets	180	232
Stock-based compensation	439	721
Loss on long-lived asset disposals	36	—
Changes in deferred income taxes	165	165
Changes in operating assets and liabilities:
Accounts receivable	(29)	3,755
Inventories	2,621	(2,460)
Prepaid expenses and other assets	(631)	(197)
Accounts payable and other liabilities	455	(1,017)
Net cash provided by operating activities	7,428	505

INVESTING ACTIVITIES:
Cash paid for property, equipment and improvements	(1,310)	(968)
Change in restricted cash	12	—
Net cash used in investing activities	(1,298)	(968)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(9,266)	(589)
Return of security deposit	49	—
Proceeds from issuance of common stock	28	11
Net cash used in financing activities	(9,189)	(578)

Effect of exchange rate changes on cash and cash equivalents	(67)	123

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,126)	(918)

Cash and cash equivalents, beginning of period	17,711	16,489
Cash and cash equivalents, end of period	$14,585	$15,571

NON-CASH ITEMS:
Construction in progress in accounts payable	$—	$903

The accompanying notes are an integral part of these consolidated financial statements.

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

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program has been extended through April 30, 2016, and the maximum number of shares authorized to be repurchased under the program has been increased to 3.4 million shares.

Share repurchases under this program are made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under a 10b5-1 Plan, the timing, manner, price and amount of any repurchases are determined at the Company’s discretion. The Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason.  The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

During the three month period ended September 27, 2015, the Company repurchased 748,582 shares under this program for a total cost (excluding fees and commissions) of $3,357.

During the nine month period ended September 27, 2015, the Company repurchased 2,225,437 shares under this program for a total cost (excluding fees and commissions) of $9,162.

From the inception of the Share Repurchase Program on May 1, 2014 through October 28, 2015, the Company has repurchased 2,442,191 shares for an aggregate cost (excluding fees and commissions) of $9,877. The total remaining balance of shares authorized for repurchase under the Share Repurchase Program is 957,809 shares as of October 28, 2015.

3.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	September 27,	December 31,
	2015	2014
Raw materials	$12,601	$15,100
Work in process	1,874	1,489
Finished goods	8,877	9,497
Total	$23,352	$26,086

4.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	September 27,	December 31,
	2015	2014
Land	$123	$123
Buildings and leasehold improvements	7,441	7,437
Machinery and equipment	49,357	48,054
Furniture and fixtures	1,976	1,811
Computer hardware and software	4,562	4,452
Construction in process	679	1,351
	64,138	63,228
Less-accumulated depreciation	(54,947)	(53,416)
Net property, equipment and improvements	$9,191	$9,812

Depreciation expense for property, equipment and improvements was as follows:

	Three-month periods ended		Nine-month periods ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Depreciation expense	$617	$709	$1,795	$2,174

5.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the nine-month periods ended September 27, 2015 and September 28, 2014:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2013	$4,926	$11,493	$16,419
Effect of foreign currency translation	(12)	—	(12)
Balance – September 28, 2014	4,914	11,493	16,407
Effect of foreign currency translation	—	—	—
Balance - December 31, 2014	4,914	11,493	16,407
Effect of foreign currency translation	(80)	—	(80)
Balance – September 27, 2015	$4,834	$11,493	$16,327

b. Intangible Assets

The composition of intangible assets was:

	at September 27, 2015
		Accumulated
	Cost	amortization	Net

Trademarks	$3,563	$—	$3,563
Patents and technology	4,491	(4,193)	298
Customer relationships	3,991	(3,715)	276
Distributor relationships	377	(359)	18
Total intangible assets	$12,422	$(8,267)	$4,155

	at December 31, 2014
		Accumulated
	Cost	amortization	Net

Trademarks	$3,567	$—	$3,567
Patents and technology	4,509	(4,114)	395
Customer relationships	4,029	(3,679)	350
Distributor relationships	391	(365)	26
Total intangible assets	$12,496	$(8,158)	$4,338

Amortization expense for intangible assets was as follows:

	Three-month periods ended		Nine-month periods ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Amortization included in:
Research and development	$32	$44	$97	$131
Selling, general and administrative	29	34	83	101
Total amortization expense	$61	$78	$180	$232

The change in the cost value of total intangible assets from December 31, 2014 to September 27, 2015 is a result of the effect of foreign currency translations.

6.	REVOLVING CREDIT AGREEMENT

We have financing through a Revolving Credit, Guaranty and Security Agreement, dated as of May 24, 2013 (the “Credit Agreement”), and related security agreements with PNC Bank, National Association (“PNC”), which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility (the “Credit Facility”). The Credit Agreement provides that the Credit Facility may be increased with PNC’s concurrence to an amount not to exceed $35 million, provided such increase must occur prior to the last six months of the term, which expires on May 24, 2017.

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

As of September 27, 2015, we had approximately $9,666 of borrowing capacity in addition to our cash on hand of $14,585, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either September 27, 2015 or December 31, 2014.

7.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-month periods ended		Nine-month periods ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Stock options	$112	$142	$368	$430
Restricted stock grants:
Employee	23	4	71	4
President and CEO	—	34	—	117
Board of Directors compensation –
stock grant	—	57	—	170
Total	$135	$237	$439	$721

These are more fully discussed as follows:

a. Stock Options

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation expense relating to share-based payment transactions in our financial statements. As of September 27, 2015, there was $414 of total unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity for the nine-month period ended September 27, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,056,122	$6.66
Granted	311,250	3.83
Exercised	(8,502)	3.37
Forfeited or expired	(68,166)	12.21
Outstanding at September 27, 2015	2,290,704	6.12	3.61	$1,985
Vested and expected to vest at September 27, 2015	2,151,104	6.27	3.47	$1,763
Exercisable at September 27, 2015	1,387,971	$5.10	2.69	$1,184

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 27, 2015 and September 28, 2014 was $19 and $0, respectively. Cash received from stock option exercises for the nine-month periods ended September 27, 2015 and September 28, 2014 was $28 and $11, respectively.

b. Restricted Stock Awards

At September 27, 2015, our President and Chief Executive Officer held 60,000 unearned, unvested restricted stock units. These units vested subsequent to September 27, 2015 upon the satisfaction of the condition of our common stock having closed at a price of $5.00 per share or greater for 15 trading days in a 30 trading day period.

In addition, 49,200 shares of restricted stock were awarded to certain of our employees in September, 2014. 16,400 shares of these awards vested in September 2015. There is $60 of unrecognized compensation expense related to these restricted shares at September 27, 2015.

8.	INCOME TAXES

We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended September 27, 2015 and September 28, 2014, we recorded $130 and $60, respectively, in income tax expense. For the nine-month periods ended September 27, 2015 and September 28, 2014, we recorded $312 and $177, respectively, in income tax expense. These are detailed as follows:

	Three-month periods ended		Nine-month periods ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Current income tax provision:
Foreign	$44	$—	$87	$—
Federal	26	—	48	—
State	5	5	12	12
Deferred income tax provision	55	55	165	165
Total	$130	$60	$312	$177

Deferred income tax provision is primarily due to the recognition of deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The remaining expense in 2015 was primarily due to the income reported for our China operations during the period and estimated U.S. federal alternative minimum taxes, while the remaining expense in 2014 was primarily due to state income taxes.

Our overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have recorded a full reserve against our deferred tax assets pertaining to cumulative historical losses for our U.S. operations and our U.K. subsidiary, as management does not believe, at this time, that it is more likely than not that we will realize the benefit of these losses. Our tax rate for the nine-month period ended September 27, 2015 was 11.7%, which was different from the federal statutory rate due to the effect of the utilization of fully reserved net operating loss carryforwards (“NOL”) as well as the effect of differing foreign income tax rates, principally in China. Our tax rate for the nine-month period ended September 28, 2014 was (6.5%), which was different from the federal statutory rate due to the loss incurred and our full reserve against our NOLs, and the effect of differing foreign income tax rates, principally in China.

We have substantial NOLs available to offset taxable income in the United States. However, we remain subject to the alternative minimum tax in the United States. The alternative minimum tax limits the amount of NOL available to offset taxable income to 90% of the current year income. We recorded a provision of $26 and $48 for U.S. alternative minimum tax for the three and nine months ended September 27, 2015, respectively, and no alternative minimum tax in either the three or nine months ended September 28, 2014. The payment of the alternative minimum tax normally results in the establishment of a deferred tax asset; however, we have established a full valuation allowance for this related deferred tax asset.

As of September 27, 2015, we have foreign and domestic NOL and credit carryforwards totaling approximately $85,200 and $1,400 available to reduce future taxable income. Included in our NOL carryforwards are foreign loss carryforwards of approximately $12,400 that can be carried forward indefinitely. The domestic NOL carryforward of $72,800 expires from 2019 through 2035. The domestic NOL carryforward includes approximately $2,900 for which a benefit will be recorded in capital in excess of par value when realized.

Our unrecognized tax benefits related to uncertain tax positions at September 27, 2015 pertain to foreign tax jurisdictions. The following table summarizes the activity related to our unrecognized tax benefits:

	Nine month periods ended
	September 27,	September 28,
	2015	2014

Balance – beginning of period	$7,296	$7,296
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	—	—
Settlements of examinations	(7,296)	—
Balance – end of period	$—	$7,296

The release of uncertain tax positions in 2015 relates to the conclusion of a federal tax examination, resulting in a $21.4 million increase in the amount of our reported domestic NOL carryforward.

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

9.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended September 27, 2015, 1,026,282 stock options and 34,200 restricted stock units were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 107,000 additional shares in the calculation of fully diluted earnings per share. For the nine-month period ended September 27, 2015, 431,532 stock options and 34,200 restricted stock units were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 47,000 additional shares in the calculation of fully diluted earnings per share. Due to our net losses in both the three-month and nine-month periods ended September 28, 2014, no dilutive securities were considered.

There were 1,264,422 and 2,020,588 outstanding stock options for the three-month periods ended September 27, 2015 and September 28, 2014, respectively, that were not included in EPS as the effect would be anti-dilutive. There were 1,859,172 and 2,020,588 outstanding stock options for the nine-month periods ended September 27, 2015 and September 28, 2014, respectively, that were not included in EPS as the effect would be anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of September 27, 2015, we have made commitments to purchase approximately $358 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2015 and 2014 were as follows:

	Nine month periods ended
	September 27, 2015	September 28, 2014
Accrued warranty obligations – beginning	$376	$513
Accruals for warranties issued	16	77
Settlements made	(29)	(90)
Effect of foreign currency translation	(5)	—
Accrued warranty obligations – ending	$358	$500

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business. We believe that the final disposition of such matters, other than the matters described below, will not have a material adverse effect on our financial position, results of operations or cash flows.

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  A final report was issued by the Air Accidents Investigative Branch - - UK Civil Aviation regulatory authority, with findings indicating that the fire was caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.

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

The components of segment performance were as follows:

Three-Month Period Ended September 27, 2015:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$16,390	$2,654	$—	$—	$19,044
Segment contribution	4,774	1,126	—	(4,727)	1,173
Interest, financing
and miscellaneous
expense, net				5	5
Tax provision				(130)	(130)
Discontinued operations
Noncontrolling interest				(1)	(1)
Net income attributable
to Ultralife					$1,047
Total assets	$35,828	$28,191	$—	$17,333	$81,352

Three-Month Period Ended September 28, 2014:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$13,913	$2,149	$—	$—	$16,062
Segment contribution	3,812	674	—	(4,541)	(55)
Interest, financing
and miscellaneous
expense, net				(211)	(211)
Tax provision				(60)	(60)
Noncontrolling interest				3	3
Net loss attributable
to Ultralife					$(323)
Total assets	$39,568	$29,649	$—	$18,323	$87,540

Nine-Month Period Ended September 27, 2015:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$48,638	$8,538	$—	$—	$57,176
Segment contribution	14,100	3,666	—	(14,954)	2,812
Interest, financing
and miscellaneous
expense, net				(156)	(156)
Tax provision				(312)	(312)
Noncontrolling interest				23	23
Net income attributable
to Ultralife					$2,367

Nine-Month Period Ended September 28, 2014:

	Battery & Energy Products	Communi- cations systems	Discontinued operations	Corporate	Total
Revenues	$40,000	$6,546	$—	$—	$46,546
Segment contribution	10,489	2,544	—	(15,508)	(2,475)
Interest, financing
and miscellaneous
expense, net				(269)	(269)
Tax provision				(177)	(177)
Discontinued operations			(61)		(61)
Noncontrolling interest				13	13
Net loss attributable
to Ultralife					$(2,969)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at September 27, 2015 and December 31, 2014. The fair value of cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

13.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The total amount of the loss pertaining to assets and the related expenses was approximately $1,589. We have pursued a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We have received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of September 27, 2015, we reflect a receivable from the insurance company relating to this claim of $177, which is net of our deductible of approximately $130, and represents additional proceeds expected to be received.

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce any changes in any of the beliefs, assumptions or information underlying or affecting any of the forward-looking statements contained in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2014 to reflect new information or risks, future events or other developments.

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

Consolidated revenues of $19,044 for the three-month period ended September 27, 2015 increased by $2,982 or 18.6%, from $16,062 during the three-month period ended September 28, 2014, due primarily to increased orders from U.S. government and defense customers for our Battery & Energy Products and Communications Systems businesses.

Gross profit for the three-month period ended September 27, 2015 was $5,900, or 31.0% of revenues, compared to $4,486, or 27.9% of revenues, for the same quarter a year ago. The 310 basis points improvement is due primarily to favorable product mix, higher production volume increasing the absorption of factory overhead and continued productivity improvements.

Operating expenses increased to $4,725 during the three-month period ended September 27, 2015, compared to $4,541 during the three-month period ended September 28, 2014, resulting primarily from commissions related to the increased revenues and higher new product development costs.

The increased revenue and resulting leverage on gross profit along with lower operating expenses resulted in an operating profit of $1,173 for the three-month period ended September 27, 2015, compared to an operating loss of $55 for the three-month period ended September 28, 2014. The year-over-year improvement in operating profit of $1,228 resulted from the 18.6% increase in sales that contributed $832 to the improvement of operating profit and the 310 basis point improvement in gross margin which contributed $583, partially offset by the higher operating expenses which reduced operating profit by $184.

Net income was $1,048, or $0.07 per diluted share, for the three-month period ended September 27, 2015, compared to a net loss of $(326), or $(0.02) per basic share, for the three-month period ended September 28, 2014.

Adjusted EBITDA from continuing operations, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, amounted to $2,055 in the third quarter of 2015 compared to $815 in the third quarter of 2014. See the section “Adjusted EBITDA from continuing operations” beginning on Page 23 for a reconciliation of Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with no debt, and cash and cash equivalents of $14,585, a $3,126 or 17.7% decrease from our cash position of $17,711 at December 31, 2014. The decrease in cash and cash equivalents from year-end 2014 is primarily attributable to our purchases of stock under our Share Repurchase Program which totaled $9,228 inclusive of fees and commissions related to such purchases, partially offset by cash generated from our operating results and a 10.5% inventory reduction.

With our new products gaining traction and our opportunity set widening, we firmly believe our plans to produce revenue and earnings growth for 2015 are within reach.

Results of Operations

Three-month periods ended September 27, 2015 and September 28, 2014

Revenues. Consolidated revenues for the three-month period ended September 27, 2015 amounted to $19,044, an increase of $2,982, or 18.6%, from the $16,062 reported for the three-month period ended September 28, 2014.

Battery & Energy Products revenues increased $2,477, or 17.8%, from $13,913 for the three-month period ended September 28, 2014 to $16,390 for the three-month period ended September 27, 2015. The increase was primarily attributable to higher shipments of batteries to U.S. government and defense customers, which helped to increase government and defense shipments by 31.3% over the 2014 period, and now comprise 44% of total Battery & Energy Products sales versus 39% for the third quarter of 2014. Commercial revenues for the third quarter of 2015 increased 9.1% over the year-earlier period due to higher shipments of 9-Volt batteries to large global smoke detector OEM’s and rechargeable batteries and chargers into medical channels.

Communications Systems revenues increased $505, or 23.5%, from $2,149 in the three-month period ended September 28, 2014 to $2,654 for the three-month period ended September 27, 2015. Similar to the first two quarters of 2015, for the third quarter, we continued to experience more broad-based sales as well as increases in our order flow reflecting increased demand from system integrators in support of U.S. Department of Defense program and international projects.

Cost of Products Sold. Cost of products sold totaled $13,144 for the quarter ended September 27, 2015, an increase of $1,568, or 13.5%, from the $11,576 reported for the same quarter a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 72.1% for the three-month period ended September 28, 2014 to 69.0% for the three-month period ended September 27, 2015. Correspondingly, consolidated gross margin was 31.0% for the three-month period ended September 27, 2015, compared with 27.9% for the three-month period ended September 28, 2014, reflecting favorable product mix, higher production volume increasing the absorption of factory overhead and continued productivity improvements.

In our Battery & Energy Products segment, the cost of products sold increased $1,515, from $10,101 during the three-month period ended September 28, 2014 to $11,616 during the three-month period ended September 27, 2015. Battery & Energy Products’ gross profit for the third quarter of 2015 was $4,774, or 29.1% of revenues, an increase of $962 from gross profit of $3,812, or 27.4% of revenues, for the third quarter of 2014. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended September 27, 2015 by 170 basis points, reflecting favorable product mix, higher production volume and ongoing productivity improvements through the Lean process.

In our Communications Systems segment, the cost of products sold increased $53 or 3.6% from $1,475 during the three-month period ended September 28, 2014 to $1,528 during the three-month period ended September 27, 2015. Communications Systems’ gross profit for the third quarter of 2015 was $1,126, or 42.4% of revenues, an increase of $452 from gross profit of $674, or 31.4% of revenues, for the third quarter of 2014. The 1,100 basis points increase in gross margin as a percentage of revenue during 2015 is driven primarily by both product mix and production volume.

Operating Expenses. Operating expenses for the three-month period ended September 27, 2015 totaled $4,725, an increase of $184 or 4.1% from the $4,541 recorded during the three-month period ended September 28, 2014, resulting primarily from continued tight control over all discretionary spending.

Overall, operating expenses as a percentage of revenues were 24.8% for the quarter ended September 27, 2015 compared to 28.3% for the quarter ended September 28, 2014. Amortization expense associated with intangible assets related to our acquisitions was $61 for the third quarter of 2015 ($29 in selling, general and administrative expenses and $32 in research and development costs), compared with $78 for the third quarter of 2014 ($34 in selling, general, and administrative expenses and $44 in research and development costs). Research and development costs were $1,224 for the three-month period ended September 27, 2015, an increase of $210, or 20.7%, from $1,014 for the three-months ended September 28, 2014, as we continued to focus our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $24, or 0.7%, to $3,503 during the third quarter of 2015 from $3,527 during the third quarter of 2014, reflecting continued actions to reduce discretionary expenses.

Other Income (Expense). Other income (expense) totaled $5 for the three-month period ended September 27, 2015 compared to ($211) for the three-month period ended September 28, 2014. Interest and financing expense, net of interest income, increased $12, to $65 for the third quarter of 2015 from $53 for the comparable period in 2014, as a result of costs to insure certain non-U.S. accounts receivable consistent with our Credit Agreement with PNC Bank. Miscellaneous income (expense) amounted to $70 for the third quarter of 2015 compared with ($158) for the third quarter of 2014, primarily due to transactions impacted by changes in foreign currencies.

Income Taxes. We reflected a tax provision of $130 for the third quarter of 2015, an increase of $70 as compared to the $60 provision reported for the third quarter of 2014, primarily as a result of estimated U.S. federal alternative minimum taxes and foreign income taxes.

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation resulted in an estimated alternative minimum income tax provision for the third quarter of 2015 but did not have an impact on income taxes determined for the third quarter of 2014. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center and its subsequent change to a sales center in 2012.

Net Income (Loss) Attributable to Ultralife. Net income (loss) attributable to Ultralife and income (loss) attributable to Ultralife common shareholders per diluted share was $1,047 and $0.07, respectively, for the three months ended September 27, 2015, compared to ($323) and $(0.02), respectively, for the three months ended September 28, 2014. Average common shares outstanding used to compute diluted earnings per share decreased from 17,490,000 in the third quarter of 2014 to 15,727,000 in the third quarter of 2015 due primarily to the repurchase of stock under our Share Repurchase Plan.

Nine-month periods ended September 27, 2015 and September 28, 2014

Revenues. Consolidated revenues for the nine-month period ended September 27, 2015 amounted to $57,176, an increase of $10,630 or 22.8%, from the $46,546 reported for the nine-month period ended September 28, 2014.

Battery & Energy Products revenues increased $8,638, or 21.6%, from $40,000 for the nine-month period ended September 28, 2014 to $48,638 for the nine-month period ended September 27, 2015. Government and defense sales of this business increased 51.5% over the 2014 nine-month period and now comprise 45.1% of total segment sales versus 36.2% last year. The year-over-year growth was driven by higher shipments of batteries and chargers to a large international prime defense supplier and shipments of primary batteries to the U.S. Government’s Defense Logistics Agency. Commercial sales increased 1.5% over the 2014 period reflecting higher shipments of 9-Volt batteries to global smoke-detector OEM’s and rechargeable batteries into medical channels.

Communications Systems revenues increased $1,992, or 30.4%, from $6,546 during the nine-month period ended September 28, 2014 to $8,538 for the nine-month period ended September 27, 2015, reflecting increased demand from system integrators in support of U.S. Department of Defense programs and international projects.

Cost of Products Sold. Cost of products sold totaled $39,410 for the nine-month period ended September 27, 2015, an increase of $5,897, or 17.6%, from the $33,513 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 72.0% for the nine-month period ended September 28, 2014 to 68.9% for the nine-month period ended September 27, 2015. Correspondingly, consolidated gross margin was 31.1% for the nine-month period ended September 27, 2015, compared with 28.0% for the nine-month period ended September 28, 2014, reflecting favorable product mix, higher production volume increasing the absorption of factory overhead and continued productivity improvements through the Company’s Lean process.

For our Battery & Energy Products segment, the cost of products sold increased $5,027, from $29,511 during the nine-month period ended September 28, 2014 to $34,538 during the nine-month period ended September 27, 2015. Battery & Energy Products’ gross profit for the 2015 nine-month period was $14,100, or 29.0% of revenues, an increase of $3,611 from gross profit of $10,489, or 26.2% of revenues, for the 2014 nine-month period. Battery & Energy Products’ gross margin as a percentage of revenues increased for the nine-month period ended September 27, 2015 by 280 basis points, reflecting favorable mix, higher production volumes and ongoing productivity improvements through the Lean process.

For our Communications Systems segment, the cost of products sold increased by $870 or 21.7% from $4,002 during the nine-month period ended September 28, 2014 to $4,872 during the nine-month period ended September 27, 2015. Communications Systems’ gross profit for the first nine months of 2015 was $3,666, or 42.9% of revenues, an increase of $1,122 from gross profit of $2,544, or 38.9% of revenues, for the first nine months of 2014. The 400 basis points increase in gross margin as a percentage of revenue during 2015 is due to a greater mix of higher-margin new products and increased manufacturing throughput.

Operating Expenses. Total operating expenses for the nine-month period ended September 27, 2015 totaled $14,954, a decrease of $554 or 3.6% from the $15,508 recorded during the nine-month period ended September 28, 2014, resulting primarily from continued tight control over all discretionary spending.

Overall, operating expenses as a percentage of revenues were 26.2% for the nine-month period ended September 27, 2015 compared to 33.3% for the comparable 2014 period. Amortization expense associated with intangible assets related to our acquisitions was $180 for the first nine months of 2015 ($83 in selling, general and administrative expenses and $97 in research and development costs), compared with $232 for the first nine months of 2014 ($101 in selling, general, and administrative expenses and $131 in research and development costs). Research and development costs were $3,917 for the nine-month period ended September 27, 2015, a decrease of $93, or 2.3%, from $4,010 for the nine-months ended September 28, 2014, as we continued to focus our spending on the development of new products with the highest estimated return on investment. Selling, general, and administrative expenses decreased $461, or 4.0%, from $11,498 during the first nine months of 2014 to $11,037 during the first nine months of 2015, reflecting continued actions to reduce discretionary general and administrative expenses.

Other Income (Expense). Other (expense) totaled $(156) for the nine-month period ended September 27, 2015 compared to $(269) for the three-month period ended September 28, 2014. Interest and financing expense, net of interest income, increased $54, to $195 for the 2015 period from $141 for the comparable period in 2014, as a result of costs to insure certain non-U.S. accounts receivable consistent withour Credit Agreement with PNC Bank. Miscellaneous income (expense) amounted to $39 for the first nine months of 2015 compared with ($128) for the first nine months of 2014, primarily due to transactions impacted by changes in foreign currencies relative.

Income Taxes. We reflected a tax provision of $312 for the first three quarters of 2015 compared with a tax provision of $177 for the first three quarters of 2014. The increase of $135, or 76.3% was due to estimated U.S. alternative minimum taxes in 2015 and increased foreign tax liabilities. The effective consolidated tax rate for the nine-month periods ended September 27, 2015 and September 28, 2014 were:

	Nine-month periods ended
	September 27,	June 29,
	2015	2014
Income (loss) income from continuing operations before
income taxes (a)	$2,656	$(2,744)

Income tax provision (b)	312	177

Effective income tax rate (b/a)	11.7%	(6.5)%

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information regarding our income taxes.

Discontinued Operations. Income (Loss) from discontinued operations, net of tax, totaled $0 for the first nine months of 2015, compared to ($61) for the comparable period in 2014. The loss for the 2014 period reflects the final settlement of the sale of our RedBlack business.

Net Income (Loss) Attributable to Ultralife. Net income (loss) attributable to Ultralife and income (loss) attributable to Ultralife common shareholders per diluted share was $2,367 and $0.14, respectively, for the nine months ended September 27, 2015, compared to $($2,969) and $(0.17), respectively, for the nine months ended September 28, 2014. Average common shares outstanding used to compute diluted earnings per share decreased from 17,510,000 in the 2014 period to 16,548,000 in the 2015 period, mainly due to the repurchase of stock under our Share Repurchase Plan, offset slightly by stock option exercises and the vesting of restricted stock units.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Three-month periods ended		Nine-month periods ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014

Net income (loss) attributable
to Ultralife	$1,047	$(323)	$2,367	$(2,969)
Add (subtract):
Interest and financing expense, net	65	53	195	141
Income tax provision	130	60	312	177
Depreciation expense	617	709	1,795	2,174
Amortization of intangible assets	61	78	180	232
Stock-based compensation expense	135	238	439	761
Impairment of long-lived assets Loss (gain) from discontinued	—	—	36	—
operations	—	—	—	61
Adjusted EBITDA	$2,055	$815	$5,324	$577

Liquidity and Capital Resources

As of September 27, 2015, cash and cash equivalents totaled $14,585, a decrease of $3,126 from the beginning of the year. During the nine-month period ended September 27, 2015, we generated $7,428 of cash from our operating activities as compared to cash generated totaling $505 during the nine-month period ended September 28, 2014. Cash generated from operations in 2015 included our net income of $2,344 plus non-cash expenses (depreciation, amortization and stock-based compensation) totaling $2,502, and cash provided by a $2,621 decrease in inventories and $455 increase in accounts payable and other liabilities, offset partially by an increase in prepaid expenses and other assets of $630. Cash generated from operations in 2014 was positive despite our net loss of $2,982, as the loss was more than offset by non-cash expenses totaling $3,180. Cash generated from operations in 2014 resulted primarily from a $3,755 decrease in accounts receivable, offset partially by our loss of $2,982, a decrease in accounts payable and other liabilities of $1,017 and an increase in inventories which totaled $2,460.

Inventory turnover for the first nine months of 2015 was an annualized rate of approximately 2.1 turns per year, a slight improvement over the 2.0 figure from the first nine months of 2014.

We used $1,298 in cash for investing activities during the nine month period ended September 27, 2015 compared with $968 in cash used for investing activities in the same period in 2014. In both periods, this spending was principally for the purchase of property, equipment and improvements.

As of September 27, 2015, we had made commitments to purchase approximately $358 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company was initially authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. On April 28, 2015, the Board of Directors authorized an extension of the Share Repurchase Program for an additional twelve month period beginning May 1, 2015 and ending April 30, 2016, subject, for the entire period as extended, to the 1.8 million share aggregate limit established in the initial authorization.  On June 2, 2015, the Board of Directors approved an expansion and extension of the Share Repurchase Program, authorizing the repurchase of up to an additional 1.6 million shares through June 2, 2016.

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

During the three month period ended September 27, 2015, the Company repurchased 748,582 shares under our Share Repurchase Program for a total cost (excluding fees and commissions) of $3,357. During the nine month period ended September 27, 2015, the Company repurchased 2,225,437 shares under this program for a total cost (excluding fees and commissions) of $9,162. From the inception of the Share Repurchase Program on May 1, 2014 through October 28, 2015, the Company has repurchased 2,442,191 shares for an aggregate cost (excluding fees and commissions) of $9,877. The total remaining balance of shares authorized for repurchase under the Share Repurchase Program is 957,809 shares as of October 28, 2015.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit sub-facility. As of September 27, 2015, we had approximately $9,666 of borrowing capacity under our $20 million Credit Facility with PNC Bank, in addition to our cash on hand of $14,585, and we had no outstanding borrowings or outstanding letters of credit under the Credit Facility at either September 27, 2015 or September 28, 2014.

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

During the first nine months of 2015, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by UK and US regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  A final report was issued by the Air Accidents Investigative Branch - - UK Civil Aviation regulatory authority, with findings indicating that the fire was caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding second quarter 2015 purchases of common stock under the Company’s stock repurchase program. Under the repurchase program, the Board of Directors initially authorized the repurchase of up to 1.8 million shares of the Company’s Common Stock through April 30, 2015. The Board of Directors has since extended the program through June 2, 2016 and expanded the maximum number of shares authorized to be repurchased from 1.8 million shares to 3.4 million shares.

Since the commencement of this repurchase plan through September 27, 2015, the Company has repurchased 2,442,191 common shares under this plan for an aggregate dollar amount of $9,951.

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

June 29 – July 26	201,971	$4.05	201,971	1,504,420
July 27 – August 23	46,611	4.05	46,611	1,457,809
August 24 – September 27	500,000	4.70	500,000	957,809
Total	1,398,454	$4.48	1,398,454	957,809

(1)Average Price Paid Per Share excludes fees and commissions related to such repurchases. Including these costs, the average price paid per share for all purchases under the Share Repurchase Program is $4.51.

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

ULTRALIFE CORPORATION
(Registrant)

Date: October 29, 2015	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2015	By: /s/ Philip A. Fain
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

