Form 10-K
period 2015-12-31
ULTRALIFE CORP
filed 2016-03-02
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-K

_______________________

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 26, 2015 was approximately $42,741,000, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

As of March 1, 2016, the registrant had 15,323,922 shares of common stock outstanding, net of 3,859,660 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 1, 2016 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on a certain key customer; potential costs because of the warranties we supply with our products and services; our inability to comply with changes to the regulations for the shipment of our products; our efforts to develop new commercial applications for our products; the unique risks associated with our China operations; possible future declines in demand for the products that use our batteries or communications systems; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible impairments of our goodwill and other intangible assets; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; negative publicity of lithium-ion batteries; the risk that we are unable to protect our proprietary and intellectual property; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; potential disruptions in our supply of raw materials and components; our exposure to foreign currency fluctuations; our customers’ demand falling short of volume expectations in our supply agreements; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to utilize our net operating loss carryforwards; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control.

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

As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and includes our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd.; ABLE New Energy Co.; Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd; Ultralife UK Limited and its wholly-owned subsidiary, Accutronics Limited; and our majority-owned joint venture Ultralife Batteries India Private Limited.

Dollar amounts throughout this Form 10-K Annual Report are presented in thousands of dollars, except for per share amounts.

ITEM 1. BUSINESS

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design and manufacture power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories and custom engineered systems. We continually evaluate ways to grow, including the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 13 in the Notes to Consolidated Financial Statements.)

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

Within this segment, we also seek to fund the development of new products that we hope will advance our technologies through contracts with both government agencies and private sector third parties.

We continue to obtain development contracts for intellectual property that we believe will enhance our efforts to commercialize new products that we develop. Revenues in this segment that pertain to technology contracts may vary widely each year, depending upon the quantity and size of contracts obtained.

Revenues for this segment for the year ended December 31, 2015 were $65,272 and segment contribution (gross profit) was $18,698.

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

Revenues for this segment for the year ended December 31, 2015 were $11,155 and segment contribution (gross profit) was $4,618.

Corporate

We allocate revenues and cost of sales between the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.

There were no revenues for this category for the year ended December 31, 2015 and our corporate operating expenses were $19,986.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2015 Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 13 in the Notes to Consolidated Financial Statements.

History

Ultralife was formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt lithium manganese dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ.

In May 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of lithium batteries located in Shenzhen, China, which broadened our product offering, including a wide range of lithium-thionyl chloride and lithium-manganese batteries, and provided additional exposure to new consumer markets.

In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located originally in Waco, Texas. We relocated its operations to our Newark, New York facility during the second half of 2007, which enhanced our channels into the military communications area and strengthened our presence in global defense markets. In January 2012, we relocated these operations to our Virginia Beach, Virginia facility in order to gain operational efficiencies.

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

In January 2016, we acquired Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices. With a portfolio encompassing custom battery design, development and manufacturing for OEM’s; standard smart batteries, chargers and accessories; and pre-engineered batteries and power solutions for specific applications, Accutronics primarily serves the portable medical device market throughout Europe. Medical applications include digital imaging, ventilators, anesthesia, endoscopy, patient monitoring, cardio pulmonary care, oxygen concentration and aspiration. We acquired Accutronics to advance our strategy of commercial revenue diversification, to expand our geographical penetration, and to achieve revenue growth from new product development. We expect substantial sales synergies between Accutronics and our existing commercial battery business as we cross-sell our existing products and acquired Accutronics’ products to our respective customer bases.

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

We believe that the chemistry of lithium batteries provides significant advantages over currently available non-rechargeable battery technologies, which include: lighter weight, longer operating time, longer shelf life, and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power during discharge. While the prices for our lithium batteries are generally higher than commercially available alkaline batteries produced by others, we believe that the increased energy per unit of weight and volume of our batteries will allow longer operating time and less frequent battery replacements for our targeted applications. As a result, we believe that our non-rechargeable batteries are priced competitively with other battery technologies on a price per unit of energy or volume basis.

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

We market our 9-volt lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, and medical. Typical applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps and parking meters. A significant portion of the sales of our 9-volt battery is to major smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt lithium battery under private label for a variety of companies. Additionally, we sell our 9-volt battery to the broader consumer market through national and regional retail chains and Internet retailers.

Our current 9-volt battery manufacturing capacity is adequate to meet forecasted customer demand over the next three years.

Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on lithium manganese dioxide, lithium manganese dioxide carbon monoflouride hybrid and lithium thionyl chloride technologies, represent some of the most advanced lithium power sources currently available. We market a wide range of cylindrical non-rechargeable lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands. These include: D, C, 5/4 C, 1/2 AA, 2/3 A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, and one of the most widely used battery types in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications. With the introduction of our lithium carbon mono-fluoride hybrid chemistry, we now offer a D-cell that has 100% more energy than the competing Li-SO2 D-cell.

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

Thin Cell Batteries. We manufacture a range of thin lithium manganese dioxide batteries under the Thin Cell® brand. Thin Cell batteries are flat, lightweight batteries providing a unique combination of high energy, long shelf life, wide operating temperature range and very low profile. We are currently marketing these batteries to OEMs for applications such as displays, wearable medical devices, toll passes, theft detection systems, and RFID devices.

In contrast to non-rechargeable batteries, after a rechargeable battery is discharged, it can be recharged and reused many times. Generally, discharge and recharge cycles can be repeated hundreds or thousands of times in rechargeable batteries, but the achievable number of cycles (cycle life) varies among technologies and is an important competitive factor. All rechargeable batteries experience a small, but measurable, loss in energy with each cycle. The industry commonly reports cycle life in the number of cycles a battery can achieve until 80% of the battery's initial energy capacity remains. In the rechargeable battery market, the principal competing technologies are nickel cadmium, nickel metal hydride and lithium ion (including lithium polymer) batteries. Rechargeable batteries are used in many applications, such as military radios, laptop computers, mobile telephones, portable medical devices, wearable devices and many other commercial, defense and consumer products.

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

Lithium Ion Cells and Batteries.We market a variety of lithium ion cells and rechargeable batteries comprising cells manufactured by qualified cell manufacturers. These products are used in a wide variety of applications including communications, medical and other portable electronic devices.

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

Technology Contracts. Our technology contract activities involve the development of new products or the enhancement of existing products through contracts with both government agencies and other private sector third parties.

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

Integrated Systems. Our integrated systems include: vehicle mounted systems; SATCOM systems; rugged, deployable case systems; multiband transceiver kits; enroute communications cases; and radio cases. These systems give communications operators everything that is needed to provide reliable links to support C4ISR (Command, Control, Communications, Computers and Information, Surveillance and Reconnaissance).

Power Systems. Our power systems include: universal AC/DC power supplies with battery backup for tactical manpack and handheld transceivers; ROVER™ power supplies; interoperable power adapters and chargers; portable power systems; tactical combat and AC to DC power supplies, among many others. We can provide power supplies for virtually all tactical communications devices.

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

A significant portion of our business comes from sales of products and services to the U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that specify policies and procedures for acquiring goods and services. The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time.

During the years ended December 31, 2015 and 2014, we had one major customer, a large defense primary contractor, which comprised 24% and 18% of our revenues, respectively, in each year. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2015, sales to U.S. and non-U.S. customers were approximately $46,700 and $ 29,700, respectively. In 2014, sales to U.S. and non-U.S. customers were approximately $39,400 and $27,100, respectively. For more information relating to revenues by country for the last two fiscal years and long-lived assets for the last two fiscal years by country of origin, see Note 13 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

We seek to capture a significant market share for our products within our targeted OEM markets, which we believe, if successful will result in increased product awareness and sales at the end-user or consumer level. We are also selling our 9-volt battery to the consumer market through retail distribution through a number of national retailers. Most military procurements are done directly by the specific government organizations requiring products, based on a competitive bidding process. For those military procurements that are not bid, the procurements are typically subject to an audit of the product’s underlying cost structure and associated profitability. Additionally, we are typically required to successfully meet contractual specifications and to pass various qualifications testing for the products under contract by the military. An inability by us to pass these tests for our new products in a timely fashion could have a material adverse effect on future growth prospects. When a government contract is awarded, there is a government procedure that allows for unsuccessful companies to formally protest the award if they believe they were unjustly treated in the government’s bid evaluation process. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest, could have a material adverse effect on our business, financial condition and results of operations.

We market our products to defense organizations in the U.S. and other countries. These efforts have resulted in us winning significant contracts. In September 2010, we were awarded a production contract by the Defense Logistics Agency for up to five years, with a maximum total potential of $42,100, to provide our BA-5390 non-rechargeable lithium manganese dioxide batteries to the U.S. military. Production deliveries began in the first quarter of 2011. Through the completion of the contract in September 2015, we shipped BA-5390 batteries totaling $10,000. Subsequent to the completion of the contract, we continued to receive orders for BA-5390 batteries from the Defense Logistics Agency that we shipped in 2015 and that are planned for shipment in 2016.

We target sales of our lithium ion rechargeable batteries and charging systems to OEM customers, as well as distributors and resellers focused on our target markets. We respond to RFPs to design products for OEMs, and believe that our design capabilities, product characteristics and solution integration will drive OEMs to incorporate our batteries into their product offerings, resulting in revenue growth opportunities for us.

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

At December 31, 2015 and 2014, our backlog related to Battery & Energy Products was approximately $18,500 and $14,100, respectively. The increase in our backlog related to Battery & Energy Products is primarily due to higher demand batteries from OEM’s for our batteries for medical applications, primary batteries from the U.S. Department of Defense, chargers from an international large defense prime contractor and our new products in other commercial markets.  A large majority of the 2015 backlog is related to orders that are expected to ship throughout 2016.

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

At December 31, 2015 and 2014, our backlog related to Communications Systems orders was approximately $8,400 and $700, respectively. The increase in our backlog related to Communications Systems orders is driven primarily by the award of an $8,200 order through an OEM for the U.S. Army for our new McDowell Research Corporation (“MRC”) product – Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”), as well as integrated systems supporting OEMs. The 2015 backlog is related to orders that are expected to ship throughout 2016.

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

We hold seven patents issued in the U.S. and two patents issued in Mexico. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

As part of our employment commencement process, our employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment. Nevertheless, the enforceability of such agreements is subject to public policy limitations that vary from state to state so we cannot be assured that they will be enforceable in accordance with their terms if at all.

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. The following are registered trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, The New Power Generation®, LithiumPower®, SmartCircuit®, We Are Power®, AMTI®, ABLE™, McDowell Research®, and Max Juice For More Gigs®.

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facilities in Newark, New York are ISO 9001:2008, ISO 14001, and ISO 13485 certified. Our manufacturing facilities in Shenzhen, China are ISO 9001:2008, ISO 14001and ISO 13485 certified. Our manufacturing facilities in Virginia Beach, Virginia are ISO 9001:2008 certified.

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

We use various utilities to provide heat, light and power to our facilities. We continue to seek ways to reduce utility costs and will initiate energy-saving projects at times to assist in this effort. It is possible, however, that rising energy costs may have an adverse effect on our financial results.

We believe that the raw materials and components utilized for our rechargeable batteries are readily available from many sources. Although we believe that alternative sources are available to supply materials and components that could replace materials or components we use, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers.

Our Newark, New York facility has the capacity to produce significant volumes of rechargeable batteries, as this operation generally assembles battery packs and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity.

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $12,534 and $14,718 as of December 31, 2015 and 2014, respectively.

Communications Systems

In general, we believe that the raw materials and components utilized by us for our communications accessories and systems, including RF amplifiers, power supplies, cables, repeaters and integration kits, are available from many sources. Although we believe that alternative sources are available to supply materials and components that could replace materials or components we use, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers.

Our Virginia Beach, Virginia facility has the capacity to produce communications products and systems. This operation generally assembles products and is limited only by physical space and is not constrained by manufacturing equipment capacity.

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $11,280 and $11,368 as of December 31, 2015 and 2014, respectively.

Research and Development

We concentrate significant resources on research and development activities to improve our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida and Shenzhen, China. During 2015 and 2014, we expended $6,112 and $5,648, respectively, on research and development, including $509 and $315, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. Research and development expense was $5,603 and $5,333 in 2015 and 2014, respectively. We expect that research and development expenditures in the future will be fairly consistent with those in 2015, as we anticipate that new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

Battery & Energy Products

We continue to internally develop non-rechargeable cells and batteries with the goal of broadening our product offering to our customers.

We continue to internally develop our rechargeable product portfolio, including batteries, battery management systems, cables and charging systems, as our customers’ needs for portable power continue to grow and new technologies become available.

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

The transportation of non-rechargeable and rechargeable lithium batteries is regulated in the U.S. by the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and internationally by the International Civil Aviation Organization (“ICAO”) and corresponding International Air Transport Association (“IATA”) Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (“IMDG”), and other country specific regulations. These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and the United Nations Manual of Tests and Criteria. We currently ship our products pursuant to PHMSA, ICAO, IATA, IMDG and other country specific hazardous goods regulations. The regulations require companies to meet certain testing, packaging, labeling, marking and shipping paper specifications for safety reasons. We have not incurred, and do not expect to incur, any significant costs in order to comply with these regulations. We believe we comply with all current U.S. and international regulations for the shipment of our products, and we intend and expect to comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. However, if we are unable to comply with any such new regulations, or if regulations are introduced that limit our or our customers’ ability to transport our products in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

The European Union’s Restriction of Hazardous Substances Directive (“the EU RoHS Directive”) places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market must pass RoHS compliance. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed. However, we cannot assure that the cost of complying with such new regulations would not have a material adverse effect on us. Our commercial chargers are substantially in compliance with the EU RoHS Directive.

The European Union’s Battery Directive "on batteries and accumulators and waste batteries and accumulators" (the “EU Battery Directive”) is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use. It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. The EU Battery Directive applies to all types of batteries except those used to protect European Member States' security, for military purposes, or sent into space. To achieve these objectives, the EU Battery Directive prohibits the marketing of some batteries containing hazardous substances. It establishes schemes aimed at high level of collection and recycling of batteries with quantified collection and recycling targets. The EU Battery Directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment. The EU Battery Directive requires product markings for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal. We currently ship our products pursuant to the requirements of the EU Battery Directive.

This EU Battery Directive requires that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive assigns levels of responsibility to companies doing business in European Union markets based on their relative market share. This directive calls on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a two-step, broad regulatory framework including hazardous substance restrictions similar to those imposed by the EU RoHS Directive. China RoHS applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products (“EIP”) in China. Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under Standard SJT11364-2006 (“Marking Standard”), is in effect. However, the methods under China RoHS only apply to EIP placed in the marketplace in China. Additionally, the Marking Standard does not apply to components sold to OEMs for use in other EIPs. Our sales in China are limited to sales to OEMs and to distributors who supply to OEMs. Should our sales strategy change to include direct sales to end-users, we believe our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or that such regulations will not have a material adverse effect on our business, financial condition and results of operations. In 2015 and 2014, we spent approximately $155 and $45, respectively, on environmental compliance, including costs to properly dispose of potentially hazardous waste.

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

The ITAR is a set of United States government regulations that control the export and import of defense-related articles and services on the United States Munitions List. These regulations implement the provisions of the Arms Export Control Act, and are described in the Code of Federal Regulations. The Department of State Directorate of Defense Trade Controls interprets and enforces ITAR. Its goal is to safeguard U.S. national security and further U.S. foreign policy objectives.

The related EAR are enforced and interpreted by the Bureau of Industry and Security in the Commerce Department. The Department of Defense is also involved in the review and approval process. Inspections in support of import and export laws are performed at border crossings is performed by Customs and Border Protection, an agency of the Department of Homeland Security.

Products and services developed and manufactured in our foreign locations are subject to the export and import controls of the nation in which the foreign location operates.

We believe we are in material compliance with these domestic and international export regulations. However, failure of compliance could have a material adverse effect on our business through possible fines, denial of export privileges, or loss of customers. Further, while we are not aware of any proposed changes to these regulations, any change in the scope or enforcement of export or import regulations or related legislation could have a material adverse affect on our business through increased costs of compliance or reduction in the international growth prospects available to us.

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

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries.  To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained.  Our annual report on Form SD was filed by the statutory due date of June 1, 2015 for the 2014 calendar year and we continue to implement appropriate measures with our suppliers in order to better ascertain the origin of the conflict minerals in our products.

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

Historically, although other entities may attempt to take advantage of the growth of the battery market, the lithium battery cell industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium battery cells require large capital expenditures, which may deter new entrants from commencing production. Through our experience in battery cell manufacturing, we have also developed significant expertise in the non-rechargeable battery market, which we believe would be difficult to reproduce without substantial time and expense.

Employees

As of December 31, 2015, we employed a total of 691 permanent and temporary employees: 35 in research and development, 586 in production and 70 in sales and administration. None of our employees are represented by a labor union.

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

During the years ended December 31, 2015 and 2014, we had one major customer, a large defense primary contractor, which comprised 24% and 18% of our revenues, respectively in each year. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with this prime contractor to be good, the reduction, delay or cancellation of orders from this customer or this customer’s insolvency / inability to pay, for any reason, would reduce our revenue and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to our battery products, we typically offer warranties against any defects in manufacture or workmanship for a period up to one year from the date of purchase. With respect to our communications systems products, we now offer up to a three-year warranty. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

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

Although we develop certain products for new commercial applications, we cannot assure that our products will be accepted due to the highly competitive nature of the business. There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in those segments that will adopt our products for use in their products. In addition, these companies must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business and reduce our revenue and operating income.

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

For example, during 2014 the landlord for our China facility informed us that the local village government in Shenzhen was exercising its right of eminent domain and that the lease for our facility would not be extended past its expiration in October 2014 due to zoning changes. Accordingly, we developed and executed a plan which we completed in 2015 to find a replacement facility, entered into a five-year lease, negotiated compensation from the local government for our forfeited leasehold improvements and move expenses, refurbished the replacement facility to meet our operational needs and relocated all of our operations and employees to the new facility. While this situation was handled on time, on plan and with no known disruption to our business, there can be no assurances that other situations posing risks to the business will be successfully remediated to the same extent.

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

A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2015 and 2014, approximately $42,717 or 56% and $36,412 or 55%, respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries.

While significant gains have been made in commercial markets with our Battery & Energy Products business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that was derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $36,700 or 48% in 2015 and $27,100 or 41% in 2014. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government or any prime defense contractor could still significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors.

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

Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or indefinite-lived intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated results of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. There is a possibility that our goodwill and other intangible assets, particularly in our Communications Systems business, could be impaired should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact, although not affecting cash, on our results of operations and financial condition.

We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill, but have recorded a non-cash impairment amounting to $150 of our McDowell Research Corporation trademark in our Communications Systems business at December 31, 2015. Our impairment analysis was primarily focused on the goodwill and intangible assets pertaining to our Communications Systems business. The non-cash impairment charge was caused by time delays in the awarding by government and defense customers in recent years of certain large projects in our pipeline. The goodwill and net book value of intangible assets amounts to $17,915 for the segment at December 31, 2015. Our testing took into account our large opportunity pipeline for Communications Systems products as well as the maturity of the opportunities, and assumed the future award and estimated timing of certain major projects based on our knowledge of the status of these projects and the probability of award at the current time. Until an award is actually consummated and resulting purchase orders are issued, there are no guarantees that the underlying projects will contribute to revenues and operating income to justify the level of goodwill and intangible assets on our balance sheet. Accordingly, we will continue our practice of updating our analysis as warranted on an ongoing basis.

Breaches in security and other disruptions, could diminish our ability to generate revenues or contain costs and negatively impact our business in other ways.

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical and cyber security. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. The risks of a security breach, cyber attack, cyber intrusion, or disruption, particularly through actions taken by computer hackers, foreign governments and cyber terrorists, have increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have acquired and developed systems and processes designed to protect our proprietary or classified information, they may not be sufficient and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, and weaken our results of operations and liquidity.

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

We are unable to predict the impact, severity or duration of negative publicity related to fire / mishandling of lithium-ion batteries or the environmental impact of their disposal, and how it may impact the industries or markets we serve. Ongoing negative attention being given to lithium ion batteries that are integrated into the power systems of new commercial aircraft and electric motor vehicles may have an impact on the lithium ion battery industry as a whole, regardless of the designed usage of those batteries. The residual effects of such events could have an adverse effect on our business, financial condition, and results of operations.

A finding that our proprietary and intellectual property rights are not enforceable or invalid could allow our competitors and others to produce competing products based on our proprietary and intellectual property or limit our ability to continue to manufacture and market our products.

We believe our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. However, we claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. We have had patents issued and have patent applications pending in the U.S. and elsewhere. We cannot assure (1) that patents will be issued from any of these pending applications, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection any patents or patent applications may or will afford. Further, if we are found to be infringing third party patents, we cannot assure that we will not be subjected to significant damages or will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.

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

The loss of top management and key personnel could significantly harm our business, and our ability to put in place a succession plan and recruit experienced, competent management is critical to the success of the business.

The loss of top management and key personnel could significantly harm our business, and our ability to put in place a succession plan and recruit experienced, competent management is critical to the success of our business.  The continuity of our officers and executive team is vital to the successful implementation of our business model and growth strategy designed to deliver sustainable, consistent profitability.  A top management priority has been the development and implementation of a formal succession plan to mitigate the risks associated with the loss of senior executives. There is no guarantee that we will be successful in our efforts to effectively implement our succession plan.

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

Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our involvement with supplying defense products to the U.S. government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. We believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives. However, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source suppliers in the past, and we cannot guarantee that we will not experience a material interruption of deliveries from sole source suppliers in the future. Additionally, we could face increasing pricing pressure from our suppliers dependent upon volume due to rising costs by these suppliers that could be passed on to us in higher prices for our raw materials, which could increase our cost of business, lower our margins and have other materially adverse effects on our business, financial condition and results of operations.

We are subject to foreign currency fluctuations.

We maintain manufacturing operations in North America and China, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. While the percentage of our business with customers outside of the U.S. slightly declined in 2015, sales to such customers still makes up a significant percentage of our total revenues. For example, in 2015, 39% our sales were to customers outside of the U.S. as compared to 41% in 2014. The recent strengthening of the U.S. Dollar relative to our customers' currencies makes our products relatively more expensive to them, and may adversely affect our sales levels and currencies makes our products relatively more expensive to them, and may adversely affect our sales levels and profitability. In addition, our China subsidiary maintains its books in local currency and the translation of the subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results due to changes in local currency relative to the U.S. dollar. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

Our customers may not meet the volume expectations in our supply agreements.

We sell most of our products and services through supply agreements and contracts. While supply agreements and contracts contain volume-based pricing based on expected volumes, we cannot assure that adjustments to reflect volume shortfalls will be made under current industry practices because pricing is rarely adjusted retroactively when contract volumes are not achieved. Every effort is made to adjust future prices accordingly, but our ability to adjust prices is generally based on market conditions and we may not be able to adjust prices in various circumstances.

We are subject to the contract rules and procedures of the U.S. and foreign governments. These rules and procedures create significant risks and uncertainties for us that are not usually present in contracts with private parties.

We continue to develop battery products and communications systems to meet the needs of the U.S. and foreign governments. We compete in solicitations for awards of contracts. The receipt of an award, however, does not always result in the immediate release of an order and does not guarantee in any way any given volume of orders. Any delay of solicitations or anticipated purchase orders by, or future failure of, the U.S. or foreign governments to purchase products manufactured by us could have a material adverse effect on our business, financial condition and results of operations. In these scenarios we are also typically required to successfully meet contractual specifications and to pass various qualification-testing for the products under contract. Our inability to pass these tests in a timely fashion, as well as meet delivery schedules for orders released under contract, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, when a U.S. government contract is awarded, there is a government procedure that permits unsuccessful companies to formally protest such award if they believe they were unjustly treated in the evaluation process. As a result of these protests, the government is precluded from proceeding under these contracts until the protests are resolved. A prolonged delay in the resolution of a protest, or a reversal of an award resulting from such a protest could have material adverse effects on our business, financial condition and results of operations.

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

At December 31, 2015, we had approximately $87 million of U.S. and U.K. net operating loss carryforwards (“NOLs”) and approximately $1.6 million of U.S. tax credit carryforwards available to offset future taxable income. We continually assess the carrying value of this asset based on the relevant accounting standards. As of December 31, 2015, we reflected a full valuation allowance against our deferred tax asset to the extent the asset is not able to be offset by future reversing temporary differences. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.

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

A portion of our business comes from sales of products and services to the U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that lay out policies and procedures for acquiring goods and services. The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or disbarment from government contracting or subcontracting for a period of time.

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

The EU RoHS Directive places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006 must comply with EU RoHS Directive. While this directive does not apply to batteries and does not currently affect our defense products, should any changes occur in the directive that would affect our products, we intend and expect to comply with any new regulations that are imposed.  Our commercial chargers are in compliance with this directive.  Additional European Union directives, entitled the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Directive "on batteries and accumulators and waste batteries and accumulators", impose regulations affecting our non-defense products. These directives require that producers or importers of particular classes of electrical goods are financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These directives assign levels of responsibility to companies doing business in European Union markets based on their relative market share. These directives call on each European Union member state to enact enabling legislation to implement the directive. As additional European Union member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

The EU Battery Directive is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use.  It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. This directive applies to all types of batteries except those used to protect European Member States' security, for military purposes, or sent into space.  To achieve these objectives, the EU Battery Directive prohibits the marketing of some batteries containing hazardous substances.  It establishes processes aimed at high levels of collection and recycling of batteries with quantified collection and recycling targets.  The directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment.  Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal.  We currently ship our products pursuant to the requirements of the directive. Our current estimated costs associated with our compliance with these directives based on our current market share are not significant. However, we continue to evaluate the impact of these directives as European Union member states implement guidance, and actual costs could differ from our current estimates.

The China RoHS directive provides a two-step, broad regulatory framework, including similar hazardous substance restrictions as are imposed by the EU RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of EIP in China affecting a broad range of electronic products and parts. Currently, only the first step of the regulatory framework of China RoHS, which details marking and labeling requirements under the Marking Standard, is in effect. However, the methods under China RoHS only apply to EIP placed in the marketplace in China. Additionally, the Marking Standard does not apply to components sold to OEMs for use in other EIPs. Our sales in China are limited to sales to OEMs and to distributors who supply to OEMs. Should our sales strategy change to include direct sales to end-users, we believe our compliance system is sufficient to meet our requirements under China RoHS. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

A number of domestic and international communities are prohibiting the landfill disposal of batteries and requiring companies to make provisions for product recycling.  Of particular note are the EU Batteries Directive and the New York State Rechargeable Battery Recycling Law. We are committed to responsible product stewardship and ongoing compliance with these and future statutes and regulations.  The compliance costs associated with current recycling statutes and regulations are not expected to be significant at this time. However, we continue to evaluate the impact of these regulations, and actual costs could differ from our current estimates and additional laws could be enacted by these and other states which entail greater costs of compliance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2015, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We also lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China, which serve operations in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes a dormitory facility. See Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on the status of our China facility. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in Tallahassee, Florida and at our facility in Virginia Beach, Virginia. On occasion, we rent additional warehouse space to store inventory and non-operational equipment. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services grows.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the normal course of business.   We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  A final report was issued by the Air Accidents Investigative Branch - - UK Civil Aviation regulatory authority, with findings indicating that the fire was primarily caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.

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

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire. The suit was filed by Ethiopian Airlines Enterprise in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London. The suit seeks as damages USD 42 million plus other unspecified amounts, including those for loss of use and diminution in value of the aircraft. We maintain liability and products liability insurance through reputable providers, and in accordance with our corporate practices, immediately advised and referred this matter to our insurers. We are working with those insurers and their counsel to respond to and actively defend against this action, which is ongoing.

At this time, we believe that there is not a reasonable possibility that this incident will result in a material financial exposure to the Company.

Arista Power Litigation

Since September 2011, we have been pursuing legal action against Arista Power, Inc. (“Arista”) and our former employee, David Modeen, for, among other things, alleged breach of certain agreements, duties and obligations, including misappropriation of our confidential information and trade secrets, tortious interference, and breach of contract.  On January 12, 2016, Arista filed for liquidation under Chapter 7 of the bankruptcy laws of the United States, without accurately identifying our ongoing lawsuit against them. Although we have not withdrawn our lawsuit, nor has it been dismissed, the Company does not intend to submit a Proof of Claim in connection with Arista’s bankruptcy filing, or otherwise continue pursuing its claims against Arista.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Ultralife’s common stock is listed on the NASDAQ Global Market under the symbol “ULBI.”

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2014 and 2015:

	Closing Sales Prices
	High	Low
2014:
Quarter ended March 30, 2014	$4.56	$3.34
Quarter ended June 29, 2014	4.25	3.60
Quarter ended September 28, 2014	3.85	3.08
Quarter ended December 31, 2014	3.55	2.87

2015:
Quarter ended March 29, 2015	$3.99	$3.00
Quarter ended June 28, 2015	4.40	3.56
Quarter ended September 27, 2015	5.45	3.90
Quarter ended December 31, 2015	7.49	5.28

Holders

As of February 25, 2016, there were approximately 2,800 registered holders of record of our common stock.

Purchases of Equity Securities by the Issuer

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program has been extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program has been increased to 3.4 million shares.

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

In 2015, we repurchased a total of 2,258,929 shares of our common stock for an aggregate consideration of $9,388, of which 2,225,437 shares were repurchased under the Share Repurchase Program for an aggregate amount of $9,162 (excluding fees and commissions).

For the year ended December 31, 2014, we repurchased a total of 227,974 shares of our common stock for an aggregate consideration of $762, of which 216,754 shares we repurchased under the Share Repurchase Program for an aggregate amount of $716 (excluding fees and commissions).

From the inception of the Share Repurchase Program on May 1, 2014 through December 31, 2015, the Company has repurchased 2,442,191 shares for an aggregate cost (excluding fees and commissions) of $9,877. The total remaining balance of shares authorized for repurchase under the Share Repurchase Program is 957,809 shares as of December 31, 2015.

The following table sets forth information regarding purchases of our 2015 common stock under this program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

Fourth quarter total	-	-	-	957,809

Total for 2015	2,225,437	$4.12	2,225,437	957,809

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

During 2014, we elected to terminate our lease for our U.K. service office and repair facility which was to have expired in May 2018. The termination of this lease was effective as of January 31, 2015.

Also in 2012, we sold 100% of our ownership interest in RedBlack Communications, Inc. (“RedBlack”). During 2015 and 2014, we recognized $0 and $61 in expense, respectively, in discontinued operations arising from customary post-closing working capital adjustments relating to that sale.

Currently, we do not experience significant seasonal sales trends in any of our operating segments, although sales to the U.S. Defense Department and other international defense organizations can be sporadic based on the needs of those particular customers.

Consolidated revenues increased by $9,933 or 14.9% to $76,427 for the year ended December 31, 2015 compared to $66,494 for the year ended December 31, 2014. During 2015, we experienced revenue growth of 15.0% for our Battery & Energy Products business and 14.7% for our Communications Systems business. This performance reflected a $6,306 or 17.3% increase in sales to our government and defense customers and a $3,627 or 12.1% increase in sales to our commercial customers. The higher government and defense sales primarily resulted from increased demand from a large, global defense prime contractor for our batteries, chargers and integrated communications systems, and the increased commercial sales reflected our continued penetration of the medical device market with our rechargeable batteries and chargers and an increased demand for our 9-Volt batteries from global OEMs for their smoke detectors. Gross margin increased to 30.5% for the year ended December 31, 2015, as compared to 29.1% for the year ended December 31, 2014, due primarily to increased sales of high value proposition commercial products and new products, higher production volume in our factories and productivity improvements resulting from our “lean” initiatives.

Operating expenses decreased by $807 or 3.9% to $19,986 during the year ended December 31, 2015, compared to $20,793 during the year ended December 31, 2014. The 2015 expense level primarily reflects higher research and development spending resulting from intensified new product development activities in response to a marked increase in quoting requests and a $150 non-cash impairment charge related to our McDowell Research Corporation trademark to reflect government and defense industry timing delays in the awarding of large contracts experienced over the last few years. These expenses were more than offset by our continued efforts to reduce discretionary general administrative and selling expenses. Operating expenses as a percentage of revenues decreased from 31.3% in 2014 to 26.2% in 2015 due to the combination of higher revenues and lower expenses in 2015.

Net income from continuing operations was $2,840, or $0.18 per basic share ($0.17 per diluted share) for the year ended December 31, 2015, compared to a net loss from continuing operations of $2,070, or $0.12 per basic share, for the year ended December 31, 2014. Net loss from discontinued operations, net of tax, was $0, or $0.00 per share, for the year ended December 31, 2015, compared to $61, or $0.00 per share, for the year ended December 31, 2014.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our continuing operations, amounted to $6,966 for the year ended December 31, 2015 compared to $2,942 for the prior period. See the section “Adjusted EBITDA” beginning on page 33 for a reconciliation of Adjusted EBITDA to net income (loss) attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with total cash of $14,533, a decrease of $3,333 from the cash position of $17,866 as of December 31, 2014. The decrease reflects the repurchase of 2,225,437 shares under our Share Repurchase Program in the aggregate $9,162 partially offset by our operating performance and inventory reduction. We had no debt as of December 31, 2015 or December 31, 2014.

We ended 2015 in a strong position to deliver profitable growth in 2016 through continued maturation of diverse market opportunities, ongoing new product development and disciplined adherence to our business model parameters.

Results of Operations

Year Ended December 31, 2015 Compared With the Year Ended December 31, 2014:

	Year Ended December 31,		Increase/
	2015	2014	(Decrease)
Revenues:
Battery & Energy Products	$65,272	$56,772	$8,500
Communications Systems	11,155	9,722	1,433
Total	76,427	66,494	9,933
Cost of products sold:
Battery & Energy Products	46,574	41,256	5,318
Communications Systems	6,537	5,888	649
Total	53,111	47,144	5,967
Gross profit:
Battery & Energy Products	18,698	15,516	3,182
Communications Systems	4,618	3,834	784
Total	23,316	19,350	3,966
Operating expenses	19,986	20,793	(807)
Operating income (loss)	3,330	(1,443)	4,773
Other expense, net	(180)	(359)	179
Income (Loss) from continuing operations before taxes	3,150	(1,802)	4,952
Income tax provision	310	268	42
Net income (loss) from continuing operations	2,840	(2,070)	4,910
(Loss) income from discontinued operations, net of tax	—	(61)	61
Net income ( loss)	2,840	(2,131)	4,971
Net income (loss) attributable to non-controlling interest	29	15	14
Net income (loss) attributable to Ultralife	$2,869	$(2,116)	$4,985
Net income (loss) attributable to Ultralife common shares – basic:
Continuing operations	$.18	$(.12)	$.30
Discontinued operations	$.00	$(.00)	.00
Net income (loss) attributable to Ultralife common shares – diluted:
Continuing operations	$.17	$(.12)	$.29
Discontinued operations	$.00	$(.00)	.00

Weighted average shares outstanding – basic	16,182,000	17,475,000	(1,293,000)
Weighted average shares outstanding – diluted	16,458,000	17,475,000	(1,017,000)

Revenues. Total revenues for the year ended December 31, 2015 amounted to $76,427, an increase of $9,933, or 14.9% from the $66,494 reported for the year ended December 31, 2014.

Battery & Energy Products revenues increased $8,500, or 15.0%, to $65,272 for the year ended December 31, 2015 from the $56,772 reported for the year ended December 31, 2014. Sales to government and defense customers increased $4,873 or 18.3% to $31,563 in 2015 from $26,690 in 2014 driven by higher rechargeable battery and charger shipments to a large, global defense prime contractor and primary batteries to the U.S. Governments Defense Logistics Agency. Commercial sales increased $3,627 or 12.1% to $33,709 for 2015 versus $30,082 for 2014 due primarily to increased sales of rechargeable batteries for medical devices and medical carts and 9-Volt batteries to large, global OEM’s driven by some legislative changes for smoke detectors, particularly overseas.

Communications Systems revenues increased $1,433, or 14.7%, to $11,155 for the year ended December 31, 2015 from $9,722 for the year ended December 31, 2014. The year-over-year increase reflects broader distribution and increased order flow compared to 2014, trends towards integrated systems in line with our new product development focus and initial shipments through an OEM to the U.S. Army of the Vehicle Installed Power Enhanced Riflemen Appliqué (“VIPER”) following our September award of the $8.2 million contract.

Cost of Products Sold. Cost of products sold increased $5,967 or 12.7%, from $47,144 for the year ended December 31, 2014 to $53,111 for the year ended December 31, 2015. Consolidated cost of products sold as a percentage of total revenue decreased from 70.9% for the year ended December 31, 2014 to 69.5% for the year ended December 31, 2015. Correspondingly, consolidated gross margin was 30.5% for the year ended December 31, 2015, compared with a gross margin of 29.1% for the year ended December 31, 2014. The improvement in gross margin reflects the increased sales of high value proposition commercial products, higher mix of new products and higher production volumes, together with Lean productivity gains.

In our Battery & Energy Products segment, the cost of products sold increased $5,318 or 12.9%, from $41,256 for the year ended December 31, 2014 to $46,574 for the year ended December 31, 2015. Battery & Energy Products gross margin for 2015 was $18,698 or 28.6%, an increase of $3,182 or 20.5% from 2014’s gross margin of $15,516, or 27.3%. Battery & Energy Products gross margin increased by 130 basis points for the year ended December 31, 2015, primarily as a result of a more favorable product mix and favorable absorption of overhead costs resulting from that mix.

In our Communications Systems segment, the cost of products sold increased $649 or 11.0% from $5,888 for the year ended December 31, 2014 to $6,537 for the year ended December 31, 2015. Communications Systems gross margin for 2015 was $4,618 or 41.4%, an increase of $784 or 20.4% from 2014’s gross margin of $3,834, or 39.4%. The 200 basis point increase in gross margin year-over-year is due to more favorable product mix towards high value proposition new products and higher manufacturing volume.

Operating Expenses. Operating expenses decreased by $807, or 3.9%, from $20,793 for the year ended December 31, 2014 to $19,986 for the current year. The 2015 expense level primarily reflects higher research and development spending resulting from intensified new product development activities for both businesses in response to a marked increase in quoting requests and a $150 non-cash impairment charge related to our McDowell Research Corporation trademark to reflect government and defense industry timing delays in the awarding of large contracts experienced over the last few years. These expenses were more than offset by our continued efforts to reduce more discretionary general administrative and selling expenses. Overall, operating expenses as a percentage of revenues decreased from 31.3% in 2014 to 26.2% in 2015 due to the combination of higher revenues and lower expenses in 2015. Amortization expense associated with intangible assets related to our acquisitions was $235 for 2015 ($105 in selling, general and administrative expenses and $130 in research and development costs), compared with $305 for 2014 ($129 in selling, general, and administrative expenses and $176 in research and development costs). Research and development costs were $5,603 in 2015, an increase of $270 or 5.1%, from the $5,333 reported in 2014. Selling, general, and administrative expenses decreased $1,227, or 7.9%, to $14,233 for the year ended December 31, 2015 from $15,460 for the year ended December 31, 2014, reflecting on-going actions to reduce discretionary general and administrative expenses and a greater focus on selling expenses to align with growth opportunities. For 2015, we recorded a non-cash impairment charge of $150 to reduce the book value of our McDowell Research Corporation trademark. The trademark impairment charge is based on compliance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and resulted from taking into account timing delays in the awarding by government/defense customers in recent years of certain large projects in our Communications Systems pipeline.

Other Income (Expense). Other income (expense) totaled ($180) for the year ended December 31, 2015, compared to ($359) for the year ended December 31, 2014. Interest expense, net of interest income, increased $40 from $205 during 2014 to $245 during 2015, as a result of the cost to insure certain non-U.S. accounts receivable in the first half of 2015 in accordance with our Credit Facility with PNC. Miscellaneous income (expense) amounted to $65 for 2015 as compared to ($154) in 2014 primarily due to transactions impacted by changes in foreign currencies relative to the strengthening of the U.S. dollar and other currencies.

Income Taxes. We recorded a tax provision of $310 for the year ended December 31, 2015 compared with a tax provision of $268 for the same period of 2014. The expense is primarily due to (a) the income reported for our China operations during the periods, (b) estimated provision for U.S. federal alternative minimum tax liability, and (c) the recognition of deferred tax liabilities generated from the amortization of goodwill and certain intangible assets for tax purposes that cannot be predicted to reverse for book purposes during our loss carryforward periods, partially offset by the tax benefit relating to our partial trademark impairment. The year-over-year increase is attributable primarily to higher income in our Chinese subsidiary. The effective consolidated tax rate for the years ended December 31, 2015 and 2014 was:

	Years Ended December 31,
	2015	2014
Income (Loss) before Income Taxes (a)	$3,150	$(1,802)
Income tax provision (b)	310	268
Effective rate (b) / (a)	9.8%	14.9%

In 2015 and 2014, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. This results from the conclusion that, based on past history, it is more likely than not that we would not utilize our U.S. and U.K. net operating losses (“NOLs”) that had accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs was based on a number of factors including, our history of operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should continue to have a full valuation allowance against our net deferred tax assets. (See Notes 1 and 11 in the Notes to Consolidated Financial Statements for additional information.)

In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. This limitation did not have an impact on income taxes determined for 2014, but we have included in our 2015 income tax provision an estimated amount owing for U.S. federal alternative minimum tax liability. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Discontinued Operations. Income (Loss) from discontinued operations, net of tax, totaled $0 for the year ended December 31, 2015, compared to a loss of ($61) in the same period of 2014. The 2014 loss results from our final adjustments relating to the sale of RedBlack. For more information, see Note 2 to the Consolidated Financial Statements.

Net Income (Loss) Attributable to Ultralife. Net income attributable to Ultralife and net loss attributable to Ultralife common shareholders per basic share were $2,869 and $0.18, respectively, for the year ended December 31, 2015, compared to net loss attributable to Ultralife and net loss attributable to Ultralife common shareholders per share of ($2,116) and ($0.12), respectively, for the year ended December 31, 2014, primarily as a result of the reasons described above. Weighted average common shares outstanding used to compute basic earnings per share decreased from 17,475,000 in 2014 to 16,182,000 in 2015, mainly due to the effect of our Share Repurchase Program (see Note 4 to our Consolidated Financial Statements) partially offset by stock option exercises.

Adjusted EBITDA from continuing operations

In evaluating our business, we consider and use Adjusted EBITDA from continuing operations, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA from continuing operations as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations. We use Adjusted EBITDA from continuing operations as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA from continuing operations facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-operating expenses or income. We also present Adjusted EBITDA from continuing operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA from continuing operations to net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. GAAP.

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

d.	although discontinued operations does not reflect our current business operations, discontinued operations includes the costs we incurred by divesting of our RedBlack Communications business; and

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA from continuing operations only supplementally. Adjusted EBITDA from continuing operations is calculated as follows for the periods presented:

	Years ended December 31,
	2015	2014
Net income (loss) attributable to Ultralife	$2,869	$(2,116)
Add:
Interest expense, net	245	205
Income tax provision	310	268
Depreciation and amortization of financing fees	2,472	2,918
Amortization of intangible assets	235	305
MRC trademark impairment	150	—
Stock-based compensation expense	571	1,003
Loss from discontinued operations, net of tax	—	61
Loss on asset disposal	114	298
Adjusted EBIDTA	$6,966	$2,942

Liquidity and Capital Resources

Cash Flows and General Business Matters

The following cash flow information is being presented net of continuing and discontinued operations.

As of December 31, 2015, cash and cash equivalents totaled $14,533 (including restricted cash of $140), a decrease of $3,333 from the beginning of the year. During the year ended December 31, 2015, we generated $8,551 of cash from operating activities as compared to generating $3,665 of cash for the year ended December 31, 2014. In 2015, the cash generated from operating activities was a result of our net income of $2,840 plus an add-back of $3,542 for non-cash expenses of depreciation, amortization, loss on disposal of equipment and improvements, and stock-based compensation. Working capital changes accounted for $2,169 of the operating cash generation, due mainly to a decrease in inventory, offset by a decline in our accounts payable and other liabilities. In 2014, the cash generated from operating activities was caused by our net loss of $2,131 plus an add-back of $4,434 for non-cash expenses of depreciation, amortization, and stock-based compensation. Working capital changes accounted for $1,301 of the operating cash generation, due mainly to an increase in accounts receivable, partially offset by a decline in our accounts payable and other liabilities.

We used $2,910 in cash for investing activities during 2015 compared with $1,385 in cash used for investing activities in 2014. In 2014, we spent $1,653 to purchase plant, property, and equipment and $268 of cash became unrestricted. In 2015, we spent $2,910 to purchase plant, property and equipment. The year-over-year increase in cash paid for capital expenditures was due primarily to the 2015 payment of equipment of pertaining to our Communications business that was installed in 2014.

We used $8,868 in cash for financing activities during 2015, compared to $751 in cash for financing activities during 2014. We spent $9,388 to repurchase treasury stock in 2015 compared to $762 in 2014, and we received $538 and $11 in 2015 and 2014, respectively, in funds from the issuance of common stock in connection with the exercise of stock options by our employees. In 2015, we used $18 for tax withholdings related to the vesting of restricted shares.

Although we carry a full reserve for our deferred tax asset as of both December 31, 2015 and 2014, we continue to have significant U.S. NOLs available to us to utilize as an offset to taxable income. As of December 31, 2015, none of our U.S. NOLs have expired. See Note 11 in our Notes to the Consolidated Financial Statements for additional information.

Inventory turnover for the year ended December 31, 2015 averaged 2.1 turns compared to 1.7 turns for 2014. The increase in this metric is due mainly to higher sales year over year and a 9% reduction in average inventory over that same period.

Our order backlog at December 31, 2015 was approximately $26,900, an increase of approximately $12,100 over the backlog at December 31, 2014, which was $14,800. The increase is primarily due to higher demand from OEMs for our medical batteries, demand for primary batteries from the U.S. Department of Defense, chargers from an international large defense prime contractor, our new products in other commercial markets, and the award of an $8,200 order through an OEM for the U.S. Army for our new MRC product – Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”).  A large majority of the 2015 backlog is related to orders that are expected to ship throughout 2016.

As of December 31, 2015, we had made commitments to purchase approximately $511 of production machinery and equipment, which we expect to fund through operating cash flows.

In January 2016, we acquired Accutronics Limited (“Accutronics”) as disclosed in Note 3 to our Consolidated Financial Statements.  The purchase price of £7,708 million (approximately $11.2 million) was funded out of our cash.  Based on operating cash flows and working capital management, including further reductions of inventory, we expect that a significant portion of the cash used will be restored over the course of 2016.

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

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended. As of December 31, 2015, we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of December 31, 2015, we had no amount outstanding under the Credit Facility, an applicable interest rate of 2.43%, approximately $8,927 of borrowing capacity in addition to our unrestricted cash on hand of $14,393, and no outstanding letters of credit related to the Credit Facility.

See Note 8 in the Notes to Consolidated Financial Statements for additional information.

Other Matters

With respect to our battery products, we typically offer warranties against any defects due to product manufacture or workmanship for up to one year from the date of purchase. With respect to our communications accessory products, we typically offer a three-year warranty. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves would be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

We participated in and provided technical assistance in support of an investigation conducted by a downstream customer and regulatory authorities with regard to a 2013 fire that damaged an unoccupied Boeing 787 Dreamliner aircraft parked at London Heathrow Airport. A final report was issued by the regulatory authorities, with findings indicating that the fire was likely caused by circumstances related to the plane’s emergency locator transmitter (ELT), manufactured by another company.  A component of the ELT is a battery pack incorporating Ultralife’s industry-standard lithium manganese dioxide non-rechargeable D cell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates and assumptions that require management’s most difficult, subjective or complex judgments are described below.

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

Valuation of Inventory:

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (“FIFO”) method. Our inventory includes raw materials, work in process and finished goods. We record provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The factors that contribute to inventory valuation risks are our purchasing practices, material and product obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see Item 1A – Risk Factors for further information on foreign regulations). We manage our exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease in gross margins.

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

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.  We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model.  We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the royalty relief income valuation approach.

We conducted our annual impairment analysis for goodwill and intangible assets with indefinite lives as of December 31, 2015.  For 2015, we identified three goodwill reporting units for analysis. We performed a quantitative analysis on these reporting units as of December 31, 2015. This testing indicated no impairment.

For 2015, we identified four trademarks for analysis. We performed annual quantitative tests on each of these trademarks. Based on these tests, we determined that an impairment amounting to $150 was required to reduce the carrying value of our McDowell Research Corporation trademark for our Communications Systems business to its estimated fair value.

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

In 2015 and 2014, in the U.S. and the U.K., we continued to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. This results from the conclusion that, based on past history, it is more likely than not that we would not be able to utilize our U.S. and U.K. net operating losses (“NOLs”) that had accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs was based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should continue to record a full valuation allowance at December 31, 2015. We currently carry a deferred tax asset in China that we have determined does not require a valuation allowance as we are more likely than not to fully utilize the NOL in China. We continually assess the carrying value of this asset based on relevant accounting standards.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ultralife Corporation

We have audited the accompanying consolidated balance sheets of Ultralife Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Ultralife Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bonadio & Co., LLP
Pittsford, New York
March 2, 2016

Financial Statement Index

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

ASSETS
	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$14,393	$17,711
Restricted cash	140	155
Trade accounts receivable, net of allowance for doubtful accounts of $300 and $340, respectively	11,430	11,295
Inventories, net	23,814	26,086
Prepaid expenses and other current assets	1,900	1,313
Due from insurance company	177	184
Deferred income taxes	92	106
Total current assets	51,946	56,850
Property, equipment and improvements, net	9,038	9,812
Goodwill	16,283	16,407
Other intangible assets, net	3,946	4,338
Security deposits and other non-current assets	309	235
Total assets	$81,522	$87,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,494	$6,996
Accrued compensation and related benefits	2,377	1,725
Accrued expenses and other current liabilities	1,749	2,421
Income taxes payable	227	69
Total current liabilities	10,847	11,211
Deferred income taxes	4,631	4,462
Other non-current liabilities	28	56
Total liabilities	15,506	15,729

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	—	—
Common stock – par value $.10 per share; authorized 40,000,000 shares;
issued – 19,181,815 shares and 18,941,544 shares, respectively;
outstanding – 15,322,155 shares and 17,340,813 shares, respectively	1,918	1,894
Capital in excess of par value	177,007	175,940
Accumulated deficit	(94,051)	(96,920)
Accumulated other comprehensive loss	(907)	(467)
Treasury stock - at cost; 3,859,660 shares and 1,600,731 shares at December 31, 2015
and 2014, respectively	(17,808)	(8,420)
Total Ultralife equity	66,159	72,027
Noncontrolling interest	(143)	(114)
Total shareholders’ equity	66,016	71,913

Total liabilities and shareholders' equity	$81,522	$87,642

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, except Per Share Amounts)

	Years ended December 31,
	2015	2014

Revenues	$76,427	$66,494
Cost of products sold	53,111	47,144
Gross profit	23,316	19,350

Operating expenses:
Research and development	5,603	5,333
Selling, general and administrative	14,233	15,460
Intangible asset impairment	150	—
Total operating expenses	19,986	20,793

Operating income (loss)	3,330	(1,443)

Other (expense) income:
Interest income	3	13
Interest and financing expense	(248)	(218)
Miscellaneous	65	(154)
Income (loss) from continuing operations before income taxes	3,150	(1,802)
Income tax provision	310	268

Net income (loss) from continuing operations	2,840	(2,070)
Loss from discontinued operations, net of tax	—	(61)

Net income (loss)	2,840	(2,131)

Net loss attributable to noncontrolling interest	29	15

Net income (loss) attributable to Ultralife	2,869	(2,116)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(440)	147

Comprehensive income (loss) attributable to Ultralife	$2,429	$(1,969)

Net income (loss) per share attributable to Ultralife common shareholders – basic:
Continuing operations	$.18	$(.12)
Discontinued operations	—	(.00)
Total	$.18	$(.12)

Net income (loss) per share attributable to Ultralife common shareholders – diluted:
Continuing operations	$.17	$(.12)
Discontinued operations	—	(.00)
Total	$.17	$(.12)

Weighted average shares outstanding – basic	16,182	17,475
Weighted average shares outstanding – diluted	16,458	17,475

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance –
December 31, 2013	18,851,579	$1,885	$174,935	$(614)	$(94,804)	$(7,658)	$(99)	$73,645

Purchases of stock						(762)		(762)
Shares issued to directors	56,898	6	204					210
Vesting of restricted shares	30,000	3	(3)
Stock option exercises	3,067		11					11
Stock-based compensation -
Stock options			614					614
Restricted stock			179					179
Foreign currency translation adjustments				147				147
Net loss					(2,116)		(15)	(2,131)

Balance –
December 31, 2014	18,941,544	$1,894	$175,940	$(467)	$(96,920)	$(8,420)	$(114)	$71,913

Purchases of stock						(9,388)		(9,388)
Vesting of restricted shares	102,334	10	(28)					(18)
Stock option exercises	137,937	14	524					538
Stock-based compensation -
Stock options			489					489
Restricted stock			82					82
Foreign currency translation adjustments				(440)				(440)
Net income					2,869		(29)	2,840

Balance –
December 31, 2015	19,181,815	$1,918	$177,007	$(907)	$(94,051)	$(17,808)	$(143)	$66,016

The accompanying notes are an integral part of these consolidated statements.

Financial Statement Index

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(unaudited)
	Years ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$2,840	$(2,131)
Loss from discontinued operations, net of tax	—	61
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of financing fees	2,472	2,828
Amortization of intangible assets	235	305
Intangible asset impairment	150	—
Loss on other long-lived asset impairment and disposals	114	298
Stock-based compensation	571	1,003
Changes in deferred income taxes	183	196
Provision for allowance for doubtful accounts	(22)	52
Changes in operating assets and liabilities:
Accounts receivable	(217)	2,878
Inventories	2,101	(46)
Prepaid expenses and other assets	(757)	249
Income taxes receivable and payable	158	(25)
Accounts payable and other liabilities	723	(2,003)
Net cash provided by operating activities	8,551	3,665

INVESTING ACTIVITIES:
Cash paid for property, equipment and improvements	(2,910)	(1,653)
Change in restricted cash	—	268
Net cash used in investing activities	(2,910)	(1,385)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(9,388)	(762)
Proceeds from exercise of stock options	538	11
Vesting of restricted shares – tax withholdings	(18)	—
Net cash used in financing activities	(8,868)	(751)

Effect of exchange rate changes on cash and cash equivalents	(91)	116

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,318)	1,645

Cash and cash equivalents, beginning of period	17,711	16,066
Cash and cash equivalents, end of period	$14,393	$17,711

NON-CASH ITEMS:
Construction in process in accounts payable	$—	$1,019
Income taxes paid	52	60
Interest paid	150	76

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

Final adjustments relating to the divested operations of RedBlack Communications, Inc. (“RedBlack”) are reported as discontinued operations in the 2014 statement of operations.

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

Changes in our allowance for doubtful accounts during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Balance at beginning of year	$340	$288
Amounts charged to expense	31	52
Net write-offs (recoveries)	(53)	—
Foreign currency translation	(18)	—
Total	$300	$340

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

i.	Long-Lived Assets, Goodwill and Intangibles

We regularly assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation approximates our weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. We did not record any impairments of property, plant and equipment or amortizable intangible assets in the years ended December 31, 2015 or 2014.

We do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually, or when events indicate that impairment may exist. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being recognized as expense over their weighted-average estimated useful lives.

Financial Statement Index

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

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.  We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model.  We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the royalty relief income valuation approach.

Due to time delays in the awarding by government/defense customers in recent years of certain large projects in our Communications Systems segment, we recorded a partial impairment of our McDowell Research, Ltd. trademark in the year ended December 31, 2015. This impairment amounted to $150. No impairments of long-lived intangible assets were recorded in the year ended December 31, 2014.

Future amortization expense of amortizable intangible assets will be approximately $166, $121, $85, $62 and $49 for the fiscal years ending December 31, 2016 through 2020, respectively, and $52 thereafter.

j. Translation of Foreign Currency

The financial statements of our foreign subsidiaries are translated into U.S. dollar equivalents, with translation adjustments recorded as a component of accumulated other comprehensive income. Exchange gains and (losses) relate to foreign currency transactions and balances included in net income (loss) for the years ended December 31, 2015 and 2014 were $48 and $(235), respectively.

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

n. Advertising Expenses

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Such expenses amounted to $59 and $43 for the years ended December 31, 2015 and 2014, respectively.

o. Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. During 2015 and 2014, we expended $6,112 and $5,648, respectively, on research and development, including $509 and $315, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. We recognized $509 and $317 of revenue relating to these activities during 2015 and 2014, respectively.

In 2011, we entered into a collaboration agreement with the New York State Energy Research and Development Authority (“NYSERDA”), to develop and demonstrate a large hybrid grid-connected energy storage system. This agreement was terminated by NYSERDA in the second quarter of 2013, per the terms of the agreement. We had planned to continue this project internally with smaller form batteries which provide greater opportunity and applicability in the markets we serve. However, we decided not to further pursue the development of this project, and recorded a write-off of capitalized costs totaling $161 in 2014 relating to this project.

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

A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. As of December 31, 2015, we continued to recognize a valuation allowance in the U.S. and U.K. on our net deferred tax assets to the extent that temporary tax differences and the U.S. and U.K. net operating loss and tax credit carryforwards resulting in the deferred tax asset are not able to be offset by future reversing temporary differences. The assessment of the realizability of the U.S. NOL was based on a number of historical factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2015. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance against these net deferred tax assets. We also recorded a full valuation allowance on our net deferred tax asset for the year ended December 31, 2014.

Financial Statement Index

At December 31, 2014, we had unrecognized tax benefits related to uncertain tax positions which were recorded as a decrease in our net operating loss carryforward. We had not recorded any interest or penalty in regard to any unrecognized benefit. Interest and penalties would begin to accrue in the period in which the NOLs related to the uncertain tax positions are utilized. Our policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). We recorded the release of this unrecognized tax benefit amount during 2015 upon the conclusion of a federal tax examination, resulting in a $21.4 million increase in the amount of our reported domestic NOL carryforward.

r. Concentration Related to Customers and Suppliers

During the years ended December 31, 2015 and 2014, we had one major customer, a large defense primary contractor, which comprised 24% and 18% of our revenues, respectively. There were no other customers that comprised greater than 10% of our total revenues during these years.

We had no customers who comprised 10% or more of our trade accounts receivable at December 31, 2015. We had one customer who comprised 16% of our trade accounts receivable at December 31, 2014.

Currently, we do not experience significant seasonal trends in our revenues. Since a significant portion of our revenues are based on purchases from U.S. and allied country defense departments, the timing of our sales could be impacted by delays in the government budget process and the decisions to deploy resources to support military purchases of our products.

We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While direct and indirect sales to the U.S. Department of Defense have been substantial during 2015 and 2014, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.

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

The fair value of financial instruments approximated their carrying values at December 31, 2015 and 2014. The fair value of cash, trade accounts receivable, trade accounts payable, and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

Financial Statement Index

t. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, if any, applying the treasury stock method. Diluted earnings per share in 2015 include 1,312,282 outstanding in-the-money stock options which add 260,318 shares to the number of shares outstanding, and include 32,800 restricted stock units which add 15,385 shares outstanding.

Due to the net loss in 2014, diluted earnings per share was equal to basic earnings per share, as all potential shares were anti-dilutive. Diluted earnings per share calculations exclude the effect of approximately 945,687 and 2,195,222 employee stock options and restricted stock shares in 2015 and 2014, respectively, since such options have an exercise price in excess of the weighted average market price of the Company’s common stock.

u. Stock-Based Compensation

We have various stock-based employee compensation plans, which are described more fully in Note 10. The compensation cost relating to share-based payment transactions is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity award).

v. Segment Reporting

We have two operating segments – Battery & Energy Products, and Communications Systems. The basis for determining our operating segments is the manner in which financial information is used by us in monitoring our operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

w. Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for annual reporting periods beginning after December 15, 2016. While we have not completed our impact analysis, we do not expect the adoption to have a material impact on our Consolidated Financial Statements. We do not anticipate early adoption of the standard.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This update does not apply to inventory measured using last-in, first-out method. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on our Consolidated Financial Statements.

In February 2016, the Financial Accounting Standards Board issued guidance relating to accounting for leases by lessors and lessees. The guidance will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The guidance is effective for years beginning after December 15, 2018 (calendar year 2019 for us), and early adoption is permitted. The Company has not yet considered the ramifications of this new standard on either our reported financial position or results of operations, but believe they may be significant. We have not yet determined whether we will adopt the standard in advance of its required effective date.

Financial Statement Index

 Note 2- Dispositions, Relocations and Exit Activities

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

The Company received compensation from the local government authorities for leasehold improvements and moving-related costs totaling $815, of which $596 was recognized as a reduction of expenses incurred during 2014, which expenses totaled $841. It is the Company’s policy to recognize this compensation as a reduction of expenses as the expenses are recognized. Additional government compensation totaling $219 was recognized as a reduction of expense in 2015. The related expenses incurred in 2015 totaled $221. The relocation payments were complete as of June 2015.

During 2014, we elected to terminate our lease for our U.K. office and repair facility which was to have expired in May 2018. The termination of this lease was effective as of January 31, 2015.

Also in 2012, we sold 100% of our ownership interest in RedBlack. During 2014, we recognized $61 of expense in discontinued operations arising from customary post-closing working capital adjustments relating to that sale.

Note 3 – Acquisition

On January 13, 2016, Ultralife UK Limited (the “Merger Subsidiary”), a U.K. corporation and the Company’s wholly-owned subsidiary, completed the acquisition of all of the outstanding stock of Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., from Intrinsic Equity Limited, Catapult Growth Fund Limited Partnership, MJF Pension Trustees Limited, Robert Andrew Phillips and Michael Allen (collectively, the “Sellers”). There are no material relationships between the Company or Merger Subsidiary and any of the Sellers, other than pertaining to this acquisition.

Accutronics is a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices. Accutronics will be included in our Battery & Energy Products Segment. We acquired Accutronics to advance our strategy of commercial revenue diversification, to expand our geographical penetration, and to achieve revenue growth from new product development. We expect substantial sales synergies between Accutronics and our existing commercial battery business as we cross-sell our existing products and acquired Accutronics’ products to our respective customer bases.

The acquisition was completed pursuant to the terms of a Share Purchase Agreement dated January 13, 2016, by and among the Merger Subsidiary and the Sellers. The Merger Subsidiary paid an aggregate purchase price of £7.708 million (approximately $11.2 million) in cash, including a net working capital/debt adjustment in the amount of £.133 million (approximately $.2 million), and in exchange the Merger Subsidiary received all of the outstanding shares of Accutronics stock. Monies to fund the purchase price were advanced to the Merger Subsidiary from the Company’s general corporate funds. The final allocation of the purchase price to the assets and liabilities acquired has not yet been completed.

Note 4 – Share Repurchase Program

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014, under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program has been extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program has been increased to 3.4 million shares.

Financial Statement Index

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

In 2015, we repurchased a total of 2,258,929 shares of our common stock for an aggregate consideration of $9,388, of which 2,225,437 shares were repurchased under the Share Repurchase Program for an aggregate amount of $9,228 (including fees and commissions). In 2014, we repurchased a total of 227,974 shares of our common stock for an aggregate consideration of $762, of which 216,754 shares were repurchased under the Share Repurchase Program for an aggregate amount of $722 (including fees and commissions).

Note 5 - Supplemental Balance Sheet Information

a. Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	December 31,
	2015	2014
Raw materials	$11,602	$15,100
Work in process	1,560	1,489
Finished products	10,652	9,497
Total	$23,814	$26,086

b. Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2015	2014
Land	$123	$123
Buildings and leasehold improvements	7,490	7,437
Machinery and equipment	49,609	48,054
Furniture and fixtures	1,974	1,811
Computer hardware and software	4,585	4,452
Construction in progress	745	1,351
	64,526	63,228
Less – Accumulated depreciation	(55,488)	(53,416)
Total	$9,038	$9,812

Estimated costs to complete construction in progress as of December 31, 2015 and 2014 were approximately $180 and $586, respectively.

Depreciation expense was $2,401 and $2,757 for the years ended December 31, 2015 and 2014, respectively.

Financial Statement Index

c. Impairment of Goodwill, Intangible Assets and Long-Lived Assets

We elected to forego the qualitative assessment for our three identified reporting units (Battery & Energy Products business, Communications Systems business, and Able (which is a subset of our Battery & Energy Products business), and conducted a quantitative assessment. The fair value for our reporting units subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used an income approach to estimate the fair value of the reporting units, using Level 3 inputs. To estimate the fair value of the reporting units, we used significant estimates and judgments, including an assessment of our future revenue prospects, particularly government/defense opportunities, as well as our estimates of the probabilities of the opportunities being funded, awarded, and awarded to us. Other key estimates and factors used in the valuation model included revenue growth rates and profit margins based on internal forecasts, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples. As a result of the goodwill impairment tests performed during 2015 and 2014, we determined that an impairment was not required.

Similarly, for our four other indefinite-lived intangible assets (trademarks and trade names), we elected to forego the qualitative assessment and proceeded to perform quantitative assessments. The fair value for our indefinite-lived intangible assets subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used a royalty relief approach, to estimate the fair value of the indefinite-lived intangible assets, using Level 3 inputs. This method also required us to use significant estimates and judgmental factors. The key estimates and factors used in the valuation model included revenue growth rates, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and determined royalty rates. As a result of the impairment tests performed during 2015, we determined that an impairment amounting to $150 was required to reduce the carrying value of one Communications Systems business trademark to its estimated fair value. As a result of the impairment tests performed during 2014, we determined that no impairments were required.

There is a possibility that our goodwill and other intangible assets, particularly in our Communications Systems business, could be impaired should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis.

During 2015 and 2014, we also evaluated certain fixed assets for impairment utilizing valuation methods that are classified as Level 3 inputs. Based upon the results of this evaluation, no material impairment was indicated.

d. Goodwill

The following table summarizes the goodwill activity by segment for the years ended December 31, 2015 and 2014:

	Battery & Energy Products	Communi- cations Systems	Total
Balance – January 1, 2014	$4,926	$11,493	$16,419
Effect of foreign currency translation	(12)	—	(12)
Balance – December 31, 2014	4,914	11,493	16,407
Effect of foreign currency translation	(124)	—	(124)
Balance – December 31, 2015	$4,790	$11,493	$16,283

e. Other Intangible Assets

The composition of intangible assets was:

Financial Statement Index

	December 31, 2015
	Cost	Accumulated Amortization	Net
Trademarks	$3,411	$—	$3,411
Patents and technology	4,482	4,217	265
Customer relationships	3,971	3,716	255
Distributor relationships	370	355	15
Total other intangible assets	$12,234	$8,288	$3,946

	December 31, 2014
	Cost	Accumulated Amortization	Net
Trademarks	$3,567	$—	$3,567
Patents and technology	4,509	4,114	395
Customer relationships	4,029	3,679	350
Distributor relationships	391	365	26
Total other intangible assets	$12,496	$8,158	$4,338

Amortization of intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2015	2014
Research and development expense	$130	$176
Selling, general and administrative expense	105	129
Total	$235	$305

Except for the impairment charge recorded against a Communications Systems trademark in 2015, the change in the cost value of total intangible assets is a result of the effect of foreign currency exchange rate fluctuations.

Note 6 - Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, trade receivables, accounts payable and accrued liabilities. For these short-term instruments, we have concluded that the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

During 2015 and 2014, there were no transfers of financial assets between Levels 1, 2 or 3 of fair value measurements. There have been no changes in the methodologies used at December 31, 2015 and December 31, 2014.

The table below shows assets measured at fair value on a non-recurring basis. The fair value of goodwill, trademarks and other intangible assets are determined using Level 3 inputs.

Assets Measured at Fair Value on a Non-recurring Basis
	Balance, December 31, 2015	Level 1	Level 2	Level 3	Total Gain / (Loss)
Goodwill – Battery & Energy Products Segment	$4,790	$—	$—	$4,790	$—
Goodwill – Communications Systems Segment	11,493	—	—	11,493	—
Trademark – Battery & Energy Products Segment	711	—	—	711	—
Trademarks – Communications Systems Segment	2,700	—	—	2,700	(150)
Total	$19,694	$—	$—	$19,694	$(150)

Financial Statement Index

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. At December 31, 2015, we estimate that the fair value of goodwill exceeds the recorded value by more than 50%.

The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.  We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model.  We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the royalty relief income valuation approach.

For our impairment tests of both goodwill and trademarks, we use key assumptions that include estimates of future customer orders and revenues. The use of such estimates involves inherent uncertainties, and future impairments may be warranted if such future orders and revenues do not materialize.

Note 7 - Operating Leases

We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $672 and $775 for the years ended December 31, 2015 and 2014, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

2016	2017	2018	2019	2020
$571	$589	$544	$415	$100

Note 8 - Debt

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

On April 30, 2014, the Company and PNC entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the Company to commence the Share Repurchase Program described in Note 4, provided that (a) the Company is not in default under the Credit Agreement, (b) the Company’s undrawn availability under the Credit Agreement is at least $6 million both prior to and immediately following any repurchase, (c) the Company’s undrawn availability under the Credit Agreement plus domestic unrestricted cash is at least $8 million both prior to and immediately following any repurchase, and (d) the Company uses its unrestricted cash for such repurchases and does not request advances against the Credit Agreement for such purposes. On October 28, 2014, the Company and PNC entered into a second amendment to the Credit Agreement which modifies the definition of EBITDA in the Credit Agreement to include non-cash stock- based compensation expense.

On April 29, 2015, the Company and PNC entered into a third amendment to the Credit agreement which permitted the Company to extend the Share Repurchase Program to April 30, 2016. On June 15, 2015, the Company and PNC entered into a fourth amendment to the Credit Agreement which permitted the expansion of the Share Repurchase Program described in Note 4 and the extension of this program to June 2, 2016. Finally, on January 13, 2016, Company and PNC entered into a fifth amendment to the Credit Agreement which permitted the Company’s acquisition of Accutronics Ltd. as described in Note 3 above.

Financial Statement Index

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

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1.15 to 1.00, tested quarterly for the four-quarters then ended. As of December 31, 2015 we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of December 31, 2015, we had $-0- outstanding under the Credit Facility, an applicable interest rate of 2.43%, approximately $8,927 of borrowing capacity in addition to our unrestricted cash on hand of $14,393, and no outstanding letters of credit related to the Credit Facility.

Note 9 - Commitments and Contingencies

a.	Indemnity

Our organizational documents provide that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

b.	Purchase Commitments

As of December 31, 2015, we have made commitments to purchase approximately $511 of production machinery and equipment.

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

Financial Statement Index

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

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Balance, January 1	$376	$513
Provision (reversal) for warranties issued	(90)	122
Settlements made	(94)	(259)
Balance, December 31	$192	$376

f. Legal Matters –

We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  A final report was issued by the Air Accidents Investigative Branch - - UK Civil Aviation regulatory authority, with findings indicating that the fire was primarily caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.

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

Financial Statement Index

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire. The suit was filed by Ethiopian Airlines Enterprise in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London. The suit seeks as damages USD 42 million plus other unspecified amounts, including those for loss of use and diminution in value of the aircraft. We maintain liability and products liability insurance through reputable providers, and in accordance with our corporate practices, immediately advised and referred this matter to our insurers. We are working with those insurers and their counsel to respond to and actively defend against this action, which is ongoing.

At this time, we believe that there is not a reasonable possibility that this incident will result in a material financial exposure to the Company.

Arista Power Litigation

Since September 2011, we have been pursuing legal action against Arista Power, Inc. (“Arista”) and our former employee, David Modeen, for, among other things, alleged breach of certain agreements, duties and obligations, including misappropriation of our confidential information and trade secrets, tortious interference, and breach of contract.  On January 12, 2016, Arista filed for liquidation under Chapter 7 of the bankruptcy laws of the United States, without accurately identifying our ongoing lawsuit against them. Although we have not withdrawn our lawsuit, nor has it been dismissed, the Company does not intend to submit a Proof of Claim in connection with Arista’s bankruptcy filing, or otherwise continue pursuing its claims against Arista.

Note 10 - Shareholders' Equity

a.	Stock-based Compensation Expense

We recorded non-cash stock compensation expense in each period as follows:

	2015	2014
Stock options	$489	$614
Restricted stock grants:
Employee	82	29
President and CEO	—	150
Board of Directors compensation –
stock grant	—	210
Total	$571	$1,003

These are more fully discussed as follows:

b. Stock Options

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

In June 2004, our shareholders adopted the 2004 Long-Term Incentive Plan (“2004 LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. Through shareholder approved amendments to the LTIP in 2006, 2008, 2011, and 2013, the total number of shares authorized under the LTIP were increased to 2,900,000.

Financial Statement Index

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

Stock options granted under the LTIPs are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- or five-year period and expire on the sixth or seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on either the sixth or seventh anniversary of the grant date. Some NQSOs issued to non-employees vest immediately and expire within three years; others have the same vesting characteristics as options given to employees. As of December 31, 2015, there were 1,447,219 stock options outstanding under the 2004 LTIP and 410,750 stock options outstanding under the 2014 LTIP.

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

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the 2004 LTIP. The option vested in annual increments of 12,500 shares over a four-year period commencing December 30, 2011. The option expires on December 30, 2017.

As of December 31, 2015, there was $440 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.7 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Risk-free interest rate	0.72%	1.10%
Volatility factor	48.54%	50.70%
Dividends	0.00%	0.00%
Weighted average expected life (years)	4.15	4.15
Forfeiture rate	13.8%	13.8%

We used a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards in the years ended December 31, 2015 or 2014.

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

Financial Statement Index

The following tables summarize data for the stock options issued by us:

Year Ended December 31, 2015
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Shares under option – January 1	2,056,122	$6.66
Options granted	411,250	4.68
Options exercised	(137,937)	3.90
Options forfeited or expired	(71,466)	11.86
Shares under option – December 31	2,257,969	$6.30	3.57	$3,094
Vested and expected to vest -
December 31	2,093,294	$6.45	3.39	$2,731

Options exercisable – December 31	1,255,736	$5.22	2.44	$1,786

Year Ended December 31, 2014
	Number of Shares	Weighted Average Exercise Price Per Share
Shares under option – January 1	2,131,622	$6.99
Options granted	252,500	3.94
Options exercised	(3,067)	3.67
Options forfeited or expired	(324,933)	6.77
Shares under option – December 31	2,056,122	$6.66

Options exercisable – December 31	1,296,619	$5.63

The following table represents additional information about stock options outstanding at December 31, 2015:

	Option outstanding			Options exercisable
Range of Exercise Prices	Number of Outstanding Options – December 31, 2015	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable at December 31, 2015	Weighted- Average Exercise Price
$3.22-$3.99	817,064	4.64	$3.78	348,581	$3.76
$4.00-$4.99	427,500	2.79	$4.47	393,750	4.44
$5.00-$9.99	581,833	2.84	$6.60	481,833	6.45
$10.00-$15.00	431,572	3.30	$12.48	31,572	12.18

$3.22-$15.00	2,257,969	3.57	$6.30	1,255,736	$5.22

The weighted average fair value of options granted during the years ended December 31, 2015 and 2014 was $2.32 and $1.60, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2015 and 2014 was $364 and $3, respectively.

Financial Statement Index

Cash flows from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We recorded excess tax benefits totaling $287 in 2015, and $0 in 2014. Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2015 and 2014 was $538 and $11, respectively.

c. Restricted Stock Awards

On January 29, 2013, we granted 120,000 contingent restricted stock units to our President and Chief Executive Officer, Michael D. Popielec, subject to shareholder approval, which was obtained on June 4, 2013. These restricted stock units vest as follows: (i) 30,000 shares of our common stock will vest on the later of January 1, 2014 or the date when our common stock first reaches a closing price of $4.00 per share for 15 trading days in a 30 trading day period; (ii) 30,000 shares of our common stock will vest on the later of January 1, 2014 or the date when our common stock first reaches a closing price of $5.00 per share for 15 trading days in a 30 trading day period; (iii) 30,000 shares of our common stock will vest on the later of January 1, 2015 or the date when our common stock first reaches a closing price of $4.00 per share for 15 trading days in a 30 trading day period; and (iv) 30,000 shares of our common stock will vest on the later of January 1, 2015 or the date when our common stock first reaches a closing price of $5.00 per share for 15 trading days in a 30 trading day period.

The restricted stock units described in (i) and (iii) had achieved their closing price condition prior to shareholder approval and were valued at the closing price on the date of grant. The restricted stock units described in (ii) and (iv) had not yet achieved their closing price conditions and were valued utilizing a Monte Carlo simulation to determine fair value and the derived service period. The weighted average assumptions utilized in this simulation included the risk-free interest rate of 0.21%, volatility of 59.08% and no dividend payouts. The weighted average fair value per share was estimated at $3.62 for an aggregate value of $434. Of this amount, $150 was recognized in selling, general and administrative expenses in the years ended December 31, 2014. The restricted stock units described in (ii) and (iv) both vested during 2015.

During 2014, we awarded 49,200 restricted stock units under the 2014 LTIP to certain key employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. $82 and $29 of expense was recorded in 2015 and 2014, respectively, relating to these units. At December 31, 2015, there was $49 of unrecognized compensation expense related to restricted stock grants.

d. Reserved Shares

We have reserved 3,596,719 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2015.

Note 11 - Income Taxes

      Our income tax provision consists of:

	Years Ended December 31,
	2015	2014
Current:
Federal	$4	$—
State	15	12
Foreign	111	65
	130	77
Deferred:
Federal	169	220
State	—	—
Foreign	11	(29)
	180	191
Total income tax provision	$310	$268

Financial Statement Index

The income tax provision (benefit) related to discontinued operations was immaterial in 2014.

The deferred tax provision in both 2015 and 2014 is principally a result of the increase in the net deferred tax liability related to deferred tax liabilities generated from goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. In 2015, the deferred provision was reduced by a deferred tax benefit amounting to $51 relating to our $150 impairment of a trademark.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	Years Ended December 31,
	2015	2014
Deferred tax liabilities:
Property, plant and equipment	$—	$—
Intangible assets	4,631	4,462
Total deferred tax liabilities	4,631	4,462

Deferred tax assets:
Property, plant and equipment	288	88
Net operating loss carryforwards	27,283	20,164
Tax credit carryforwards	1,596	1,455
Intangible assets	3,391	3,841
Accrued expenses, reserves and other	2,127	2,509
Total deferred tax assets	34,685	28,057
Valuation allowance for deferred tax assets	(34,593)	(27,951)
Net deferred tax assets	92	106

Net deferred tax liabilities	$4,539	$4,356

Net deferred tax liabilities is comprised of the following balance sheet amounts:

	Years Ended December 31,
	2015	2014

Current deferred tax assets	$92	$106
Non-current deferred tax liabilities	(4,631)	(4,462)
	$(4,539)	$(4,356)

The valuation allowance for deferred tax assets increased $6,642 and $659 in the years ended December 31, 2015 and 2014, respectively. The 2015 increase in the valuation allowance included an increase of $7,296 relating to the release of our unrecognized tax benefit during 2015 (see below). Excluding the effect of the release of the unrecognized tax benefit during 2015, the valuation allowance would have decreased by $654.

In 2015 and 2014, in the U.S. and the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. We continue to conclude that, based on historical factors, it is more likely than not that we will not fully utilize our U.S. and U.K. NOLs that have accumulated over time. The recognition of a valuation allowance on our deferred tax assets results from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs is based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2015. We believe that these historical factors represent negative evidence sufficient to conclude that we should record a full valuation allowance against our deferred tax assets. In both 2015 and 2014, we have not recorded a valuation allowance against our foreign deferred tax assets as we believe that it is more likely than not that they will be realized. We continually assess the carrying value of this asset based on relevant accounting standards.

Financial Statement Index

As of December 31, 2015, we have foreign and domestic NOLs and credit carryforwards totaling approximately $86,800 and $1,600, respectively, available to reduce future taxable income. Included in our NOL carryforward are foreign loss carryforwards of approximately $12,400 which can be carried forward indefinitely. The domestic NOL carryforward of $74,400 expires beginning in 2019, through 2034. The domestic NOL carryforward includes approximately $3,000 for which a benefit will be recorded in capital in excess of par value when realized.

     For financial reporting purposes, income (loss) from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2015	2014
United States	$2,582	$(1,808)
Foreign	568	6
	$3,150	$(1,802)

There are no undistributed earnings of our foreign subsidiaries, at December 31, 2015 or 2014.

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	2015	2014

Statutory income tax rate	34.0%	34.0%
(Increase) decrease in tax provision resulting from:
Equity compensation	2.2	(12.9)
Income tax credits	(4.5)	4.2
Foreign tax rates	(2.2)	(1.9)
Release of unrecognized tax benefits	(231.6)	—
Valuation allowance	210.9	(36.6)
Other	1.0	(1.7)
Effective income tax rate	9.8%	(14.9%)

Accounting for Uncertainty in Income Taxes

Our unrecognized tax benefits related to uncertain tax positions at December 31, 2014 related to Federal and various state jurisdictions. The recorded the release of uncertain tax positions in 2015 relating to the conclusion of a federal tax examination, resulting in a $21.4 million increase in the amount of our reported domestic NOL carryforward. The following table summarizes the activity related to our unrecognized tax benefits:

	Years Ended December 31,
	2015	2014
Balance – beginning of year	$7,296	$7,296
Increases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Expiration of statute of limitations for assessment of taxes	—	—
Settlements of examinations	(7,296)	—
Balance – end of year	$—	$7,296

The total unrecognized tax benefit balances at December 31, 2014 was comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance. As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no net effect on our effective tax rate or income tax provision. We recorded the release of this unrecognized tax benefit amount during 2015 upon the conclusion of a of a federal tax examination, resulting in a $21.4 million increase in the amount of our reported domestic NOL carryforward.

Financial Statement Index

We are not required to accrue interest and penalties as the unrecognized tax benefits have been recorded as a decrease in our NOL. Interest and penalties would begin to accrue in the period in which the NOLs related to the uncertain tax positions are utilized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2001 through 2015 remain subject to examination by the Internal Revenue Service (“IRS”) due to our NOL carryforwards. Our U.S. tax matters for the years 2001 through 2015 remain subject to examination by various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2009 through 2015 remain subject to examination by the respective foreign tax jurisdiction authorities.

Note 12 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. Since January 2010, we have matched 50% on the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2015 and 2014, we contributed $201 and $164, respectively, to the 401(k) plan.

Note 13 - Business Segment Information

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

2015:

	Battery & Energy Products	Communi- cations Systems	Discontinued Operations	Corporate	Total
Revenue	$65,272	$11,155	$—	$—	$76,427
Segment contribution	18,698	4,618	—	(19,986)	3,330
Interest expense, net				(245)	(245)
Miscellaneous				65	65
Income tax provision				(310)	(310)
Noncontrolling interest				29	29
Net income attributable to Ultralife					$2,869

Total assets	$35,295	$28,849		$17,378	$81,522
Capital expenditures	355	973		562	1,890
Goodwill	4,790	11,493			16,283
Depreciation and amortization	1,625	98		984	2,707
Intangible asset impairment		150			150
Stock-based compensation	46	3		522	571

Financial Statement Index

2014:

	Battery & Energy Products	Communi- cations Systems	Discontinued Operations	Corporate	Total
Revenue	$56,772	$9,722	$—	$—	$66,494
Segment contribution	15,516	3,834	—	(20,793)	(1,443)
Interest expense, net				(205)	(205)
Miscellaneous				(154)	(154)
Income tax provision				(268)	(268)
Income (loss) from discontinued operations			(61)		(61)
Noncontrolling interest				15	15
Net loss attributable to Ultralife					$(2,116)

Total assets	$38,415	$29,056		$20,171	$87,642
Capital expenditures	1,400	1,066		206	2,672
Goodwill	4,914	11,493			16,407
Depreciation and amortization	2,089	89		955	3,133
Stock-based compensation	28	4		971	1,003

U.S. and Non-U.S. Revenue Information (in millions)1:

2015:	Total Revenue	United States	Non-United States
Battery & Energy Products	$65.3	$37.1	$28.2
Communications Systems	11.1	9.6	1.5
Total	$76.4	$46.7	$29.7
		61%	39%

2014:	Total Revenue	United States	Non-United States
Battery & Energy Products	$56.8	$30.7	$26.1
Communications Systems	9.7	8.7	1.0
Total	$66.5	$39.4	$27.1
		59%	41%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

Long-lived assets (including goodwill and intangible assets) held outside the U.S., principally in China, were $4,748 and $5,153 at December 31, 2015 and 2014, respectively.

Commercial and Government/Defense Revenue Information:

2015:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$65.3	$33.7	$31.6
Communications Systems	11.1	—	11.1
Total	$76.4	$33.7	$42.7
		44%	56%

Financial Statement Index

2014:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$56.8	$30.1	$26.7
Communications Systems	9.7	—	9.7
Total	$66.5	$30.1	$36.4
		45%	55%

Note 14 - Fire at Manufacturing Facility

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

The total amount of the loss pertaining to assets and the related expenses was approximately $1,589, including damaged inventory, business interruption and lost profits. Previous payments received against the loss claim total approximately $1,286, and no gain or loss has been recognized upon receipt of these partial payments. As of December 31, 2015, we reflect a receivable from the insurance company relating to this claim of $177, which is net of our deductible of approximately $125, and represents additional proceeds we expect to receive when the insurer finalizes the claim.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2016 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,257,969	$6.30	1,338,750
Equity compensation plans not approved by security holders	—	—	—
Total	2,257,969	$6.30	1,338,750

See Note 10 in Notes to Consolidated Financial Statements for additional information.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Incorporated By Reference from:
2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation	Exhibit 2.1 of the Form 10-Q for the quarter ended September 30, 2012, filed November 8, 2012
2.2	Stock Purchase Agreement relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Filed herewith
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.5†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.6†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737

10.7†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.8†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.9†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.10†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.11†	Revised definition of “Change in Control” for Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.12	Settlement Agreement between the Registrant and the United States of America dated June 1, 2011	Exhibit 10.1 of the Form 8-K filed on June 2, 2011
10.13†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.14†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.15	Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.16†	Retirement and Consulting Agreement, Release and Waiver of All Claims, between Ultralife Corporation and Peter F. Comerford, dated May 28,2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.17†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.18†	Amended No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.19	Amendment No. 1, dated April 30, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended March 30, 2014, filed May 9, 2014
10.20	Amendment No. 2, dated October 28, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended September 28, 2014, filed November 3, 2014
10.21	Amendment No. 3, dated April 30, 2015, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on April 30, 2015

10.22	Amendment No. 4, dated June 5, 2015, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on June 5, 2015
10.23	Amendment No. 5, dated January 13, 2016, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on January 20, 2016
21	Subsidiaries	Filed herewith
23.1	Consent of Bonadio & Co.,LLP	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32	906 Certifications	Filed herewith
100.INS	XBRL Instance Document	Filed herewith
100.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
100.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
100.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
100.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
100.DEF	XBRL Taxonomy Definition Document	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: March 2, 2016	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2016	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 2, 2016	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 2, 2016	/s/Steven M. Anderson
Steven M. Anderson (Director)

Date: March 2, 2016	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: March 2, 2016	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: March 2, 2016	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: March 2, 2016	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

Index to Exhibits

2.2	Stock Purchase Agreement relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation
21	Subsidiaries
23.1	Consent of Bonadio & Co., LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

72