Form 10-Q
period 2016-03-27
ULTRALIFE CORP
filed 2016-04-28
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 27, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 0-27460

ULTRALIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	16-1387013 (I.R.S. Employer Identification No.)
2000 Technology Parkway Newark, New York (Address of principal executive offices)	14513 (Zip Code)

Registrant’s telephone number, including area code: (315) 332-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer: Large accelerated filer [    ] Accelerated filer [    ] Non-accelerated filer [    ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The number of shares outstanding of the registrant’s common stock was 15,329,423, net of 3,859,660 treasury shares, as of April 28, 2016.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

ASSETS

	March 27,	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$ 2,759	$ 14,393
Restricted cash	143	140
Trade accounts receivable, net of allowance for doubtful accounts of $302 and $300, respectively	15,140	11,430
Inventories, net	26,980	23,814
Prepaid expenses and other current assets	2,334	1,900
Due from insurance company	177	177
Deferred income taxes	92	92

Total current assets	47,625	51,946
Property, equipment and improvements, net	8,865	9,038
Goodwill	20,584	16,283
Other intangible assets, net	8,475	3,946
Security deposits and other non-current assets	94	309

Total assets	$ 85,643	$ 81,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 8,018	$ 6,494
Accrued compensation and related benefits	1,928	2,377
Accrued expenses and other current liabilities	2,413	1,749
Current portion of debt	1,156	-
Income taxes payable	373	227

Total current liabilities	13,888	10,847
Deferred income taxes	5,513	4,631
Other non-current liabilities	28	28

Total liabilities	19,429	15,506

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 19,185,899 shares at March 27, 2016 and 19,181,815 shares at December 31, 2015; outstanding – 15,326,239 shares at March 27, 2016 and 15,322,155 at December 31, 2015	1,919	1,918
Capital in excess of par value	177,202	177,007
Accumulated deficit	(93,752)	(94,051)
Accumulated other comprehensive loss	(1,186)	(907)
Treasury stock - at cost; 3,859,660 shares at March 27, 2016 and at December 31, 2015	(17,808)	(17,808)

Total Ultralife Corporation equity	66,375	66,159
Non-controlling interest	(161)	(143)

Total shareholders’ equity	66,214	66,016

Total liabilities and shareholders’ equity	$ 85,643	$ 81,522

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands except per share amounts)

(unaudited)

	Three month periods ended
	March 27,	March 29,
	2016	2015
Revenues	$20,833	$19,177

Cost of products sold	14,428	13,170

Gross profit	6,405	6,007

Operating expenses:
Research and development	1,656	1,359
Selling, general and administrative	4,267	3,826

Total operating expenses	5,923	5,185

Operating income	482	822

Other (expense) income:
Interest income	-	1
Interest and financing expense	(102)	(67)
Miscellaneous	(11)	(122)

	(113)	(188)

Income before income taxes	369	634
Income tax provision	(88)	(111)

Net income	281	523

Net loss attributable to non-controlling interest	18	10

Net income attributable to Ultralife Corporation	299	533

Other comprehensive (loss) income:
Foreign currency translation adjustments	(279)	22

Comprehensive income attributable to Ultralife Corporation	$20	$555

Net income per share attributable to Ultralife common shareholders – basic:

Total	$ .02	$ .03

Net income per share attributable to Ultralife common shareholders – diluted:

Total	$ .02	$ .03

Weighted average shares outstanding – basic	15,323	17,346
Potential common shares	343	8

Weighted average shares outstanding – diluted	15,666	17,354

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three month periods ended
	March 27,	March 29,
	2016	2015
OPERATING ACTIVITIES:
Net income	$ 281	$523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	589	596
Amortization of intangible assets	137	60
Amortization of financing fees	19	18
Stock-based compensation	181	144
Deferred income tax benefit	42	55
Loss on long-lived asset disposals	-	36
Changes in operating assets and liabilities:
Accounts receivable	(2,407)	(392)
Inventories	(1,138)	1,326
Prepaid expenses and other assets	41	(202)
Accounts payable and other liabilities	(620)	996

Net cash provided by (used in) operating activities	(2,875)	3,160

INVESTING ACTIVITIES:
Acquisition of Accutronics, net of cash acquired	(9,857)	-
Cash paid for property, equipment and improvements	(69)	(470)
Change in restricted cash	-	16

Net cash used in investing activities	(9,926)	(454)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	-	(336)
Proceeds from debt borrowings	1,156	-
Return of security deposit	-	49
Proceeds from stock option exercise	14	8

Net cash provided by (used in) financing activities	1,170	(279)

Effect of exchange rate changes on cash and cash equivalents	(3)	(5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,634)	2,422

Cash and cash equivalents, beginning of period	14,393	17,711

Cash and cash equivalents, end of period	$2,759	$20,133

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation (the “Company”) and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2015.

The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Our monthly closing schedule is a 4/4/5 weekly-based cycle for each fiscal quarter, as opposed to a calendar month-based cycle for each fiscal quarter. While the actual dates for the quarter-ends will change slightly each year, we believe that there are not any material differences when making quarterly comparisons.

2.	ACQUISITION

On January 13, 2016, Ultralife UK Limited (the “Merger Subsidiary”), a U.K. corporation and a wholly-owned subsidiary of Ultralife Corporation (the “Company”), completed the acquisition of all of the outstanding ordinary shares of Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., from Intrinsic Equity Limited, Catapult Growth Fund Limited Partnership, MJF Pension Trustees Limited, Robert Andrew Phillips and Michael Allen (collectively, the “Sellers”). There are no material relationships between the Company or Merger Subsidiary and any of the Sellers, other than pertaining to this acquisition. Accutronics is a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices and will be classified in the Battery & Energy Products segment.

The acquisition was completed pursuant to the terms of a Share Purchase Agreement dated January 13, 2016, with an effective date of January 1, 2016 for accounting purposes, by and among the Merger Subsidiary and the Sellers. The Merger Subsidiary paid at the time of closing an aggregate purchase price of £7,575 ($10,976) in cash, and in exchange the Merger Subsidiary received all of the outstanding shares of Accutronics ordinary stock. Monies to fund the purchase price were advanced to the Merger Subsidiary from the Company’s general corporate funds.

The purchase price was subject to adjustment based on the difference between actual and estimated amounts of working capital of Accutronics as well as the amount of net cash of Accutronics. The adjustment resulted in a final payment to the Sellers in the amount of £133 on February 24, 2016, bringing the total aggregate purchase price to £7,708 ($11,161).

The purchase price allocation was determined in accordance with the accounting treatment of a business combination in the FASB ASC Topic 805, Business Combinations. Under the guidance, the fair value of the consideration was determined and the assets acquired and liabilities assumed have been recorded at their fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values has been recorded as goodwill.

The allocation of purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below (in thousands). Management is responsible for determining the fair value of the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Management considered a number of factors, including reference to an analysis performed under FASB ASC Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. The resulting purchase price allocation is considered preliminary as it is subject to change due to events in the future and subject to audit by the Company’s independent registered accountants. The final audited purchase price allocation may include (1) changes in allocations to intangible assets such as customer contracts and relationships, trade name and intellectual property as well as goodwill, (2) changes to deferred income taxes and (3) other changes to assets and liabilities.

Cash	$1,304
Accounts Receivable	1,344
Inventory	2,167
Prepaids and Other Current Assets	290
Property, Plant & Equipment	269
Identifiable Intangible Assets	4,776
Goodwill	4,407
Accounts Payable	(1,009)
Accrued Expenses	(1,133)
Income Taxes Payable	(111)
Non-Current Liabilities	(209)
Deferred Income Taxes	(74)
Deferred Income Taxes on Intangible Assets	(860)

Total Consideration	$11,161

The goodwill included in the Company’s purchase price allocation presented above represents the value of Accutronics assembled and trained workforce, the incremental value that Accutronics engineering and technology will bring to the Company and the revenue growth which is expected to occur over time which is attributable to increased market penetration from future new products and customers. The goodwill acquired in connection with the acquisition is not deductible for income tax purposes.

During the three month period ended March 27, 2016, direct acquisition costs of $251 and increased cost of sales related to purchase accounting adjustments of $91 for inventory acquired were recorded in the Company’s Consolidated Statement of Income and Comprehensive Income. Accutronics contributed revenue of $2,486 and an operating loss of $275 during the three month period ended March 27, 2016 reflecting the purchase accounting adjustments and non-recurring costs directly related to the acquisition.

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Accutronics had been completed on January 1, 2015, the beginning of the comparable prior year three month period. The unaudited pro forma results include purchase accounting adjustments to reflect the restatement of inventory to estimated fair value and the resulting increase in cost of sales for the sale of the inventory during this three month period, direct acquisition costs and the amortization of intangible assets resulting from the purchase price allocation.

The unaudited pro forma results do not reflect the realization of any expected cost savings or other synergies from the acquisition of Accutronics as a result of restructuring activities, other cost savings initiatives or sales synergies following the completion of the business combination. Accordingly, these unaudited pro forma results are presented for informational purposes only and not necessarily indicative of what the actual results of operations of the combined Company would have been if the acquisition had occurred at the beginning of the 2015 period presented, nor are they indicative of future results of operations.

Set forth below is the unaudited pro forma results of the Company and Accutronics for the three month period ended March 29, 2015 as if the acquisition occurred as of January 1, 2015 along with the reported results for the three month period ended March 27, 2016 which includes the consolidation of Accutronics (in thousands, except per share amounts).

Three Months Ended
	March 29, 2015	March 27, 2016

Revenue	$22,330	$20,833
Operating Income	$ 706	$ 482
Net Income	$ 410	$ 281
Earnings Per Share:
Basic	$ .02	$ .02
Diluted	$ .02	$ .02

3.	SHARE REPURCHASE PROGRAM

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014 and under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program has been extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program has been increased to 3.4 million shares.

Share repurchases under this program are made in accordance with SEC Rule 10b-18 using a variety of methods, which may include open market purchases, privately negotiated transactions and block trades, or any combination of such methods, in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under 10b5-1 Plans, the timing, manner, price and amount of any repurchases are determined at the Company’s discretion. The Share Repurchase Program may be suspended, terminated or modified by the Company at any time and for any reason. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares.

There were no shares repurchased during the three month period ended March 27, 2016. During the three month period ended March 29, 2015, the Company repurchased 78,401 shares under this program, for a total cost of $298.

From the inception of the Share Repurchase Program on May 1, 2014 through March 27, 2016, the Company has repurchased 2,442,191 shares for an aggregate cost (excluding fees and commissions) of $9,877. The total remaining balance of shares authorized for repurchase under the Share Repurchase Program is 957,809 shares as of March 27, 2016.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories was:

	March 27,	December 31,
	2016	2015
Raw materials	$13,369	$11,602
Work in process	2,363	1,560
Finished goods	11,248	10,652

Total	$26,980	$23,814

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	March 27,	December 31,
	2016	2015
Land	$123	$123
Buildings and leasehold improvements	7,854	7,490
Machinery and equipment	49,521	49,609
Furniture and fixtures	1,993	1,974
Computer hardware and software	4,685	4,585
Construction in process	763	745

	64,939	64,526
Less-accumulated depreciation	(56,074)	(55,488)

Net property, equipment and improvements	$8,865	$9,038

Depreciation expense for property, equipment and improvements was $589 and $596 for the three-month periods ended March 27, 2016 and March 29, 2015, respectively.

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the three-month periods ended March 27, 2016 and March 29, 2015:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance – December 31, 2014	$4,914	$11,493	$16,407
Effect of foreign currency translation	9	-	9

Balance – March 29, 2015	4,923	11,493	16,416
Effect of foreign currency translation	-133	-	-133

Balance - December 31, 2015	4,790	11,493	16,283
Acquisition of Accutronics	4,407	-	4,407
Effect of foreign currency translation	-106	-	-106

Balance – March 27, 2016	$9,091	$11,493	$20,584

b. Intangible Assets

The composition of intangible assets was:

	at March 27, 2016
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,413	$ 0	$3,413
Patents and technology	5,595	(4,278)	1,317
Customer relationships	7,136	(3,810)	3,326
Distributor relationships	377	(360)	17
Trade Name	412	(10)	402

Total intangible assets	$16,933	$(8,458)	$8,475

	at December 31, 2015
		Accumulated
	Cost	Amortization	Net

Trademarks	$ 3,411	$0	$3,411
Patents and technology	4,482	(4,217)	265
Customer relationships	3,971	(3,716)	255
Distributor relationships	370	(355)	15

Total intangible assets	$12,234	$(8,288)	$3,946

Amortization expense for intangible assets was $137 and $60 for the three-month periods ended March 27, 2016 and March 29, 2015, respectively. Amortization included in research and development expenses was $51 and $32 for the three-month periods ended March 27, 2016 and March 29, 2015, respectively. Amortization included in selling, general and administrative expenses was $86 and $28 for the three-month periods ended March 27, 2016 and March 29, 2015, respectively.

The change in the cost value of total intangible assets from December 31, 2015 to March 27, 2016 is a result of the acquisition of Accutronics and the effect of foreign currency translations.

7.	REVOLVING CREDIT AGREEMENT

We have financing through a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC Bank”), which provides a $20,000 secured asset-based revolving credit facility that includes a $1,000 letter of credit sub-facility (the “Credit Facility”). The Credit Agreement provides that the Credit Facility may be increased with PNC Bank’s concurrence to an amount not to exceed $35,000 prior to the last six months of the term and expires on May 24, 2017.

Our available borrowing limit under the Credit Facility is based on a borrowing base formula equal to a percentage of accounts receivable, inventory and eligible foreign in-transit inventory. Interest is payable quarterly and accrues on outstanding indebtedness under the Credit Agreement at either a LIBOR-based rate or an alternate base rate, as defined in the Credit Agreement. The applicable interest rate was 2.43% at March 27, 2016. We pay a quarterly fee on the Credit Facility’s unused availability at 0.375% per annum.

As of March 27, 2016, we had approximately $11,589 of borrowing capacity under our $20,000 Credit Facility with PNC Bank, and we had borrowings of $1,156 under the Credit Facility. At March 29, 2015, the Company had no borrowings or outstanding letters of credit under the Credit Facility.

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three month periods ended
	March 27, 2016	March 29, 2015
Stock options	$170	$120
Restricted stock grants:
Employee	11	24

Total	$181	$144

These are more fully discussed as follows:

a. Stock Options

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of March 27, 2016, there was $509 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 3.4 years.

The following table summarizes stock option activity for the first quarter of 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,257,969	$6.30
Granted	75,000	$6.24
Exercised	(4,084)	3.51
Forfeited or expired	(34,905)	11.38

Outstanding at March 27, 2016	2,293,980	6.22	3.52	$1,225

Vested and expected to vest at March 27, 2016	2,146,741	6.31	3.33	$1,144

Exercisable at March 27, 2016	1,395,423	$4.89	2.85	$891

The following assumptions were used to value stock options granted during the first quarter of 2016:

Risk-free interest rate	0.73%
Volatility factor	44.7%
Dividends	0.00%
Weighted average expected life (years)	4.15

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first three months of 2016 or 2015. Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended March 27, 2016 and March 29, 2015 was $14 and $8, respectively.

b. Restricted Stock Awards

In September 2014, 49,200 shares of restricted stock were awarded to certain of our employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. There is $38 of unrecognized compensation cost related to these restricted shares at March 27, 2016.

9.	INCOME TAXES

We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended March 27, 2016 and March 29, 2015, we recorded $88 and $111, respectively, in income tax expense, detailed as follows:

	Three month periods ended
	March 27, 2016	March 29, 2015
Current income tax provision:
Foreign	$27	$52
Federal	4	-
State	15	4
Deferred income tax provision	42	55

Total	$88	$111

The deferred income tax provision is primarily due to the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The current income tax provision is primarily due to the income reported for our China operation and Accutronics (U.K.) and estimated U.S. federal alternative minimum taxes, while the remaining expense is primarily due to state taxes.

Our effective consolidated tax rates for the three-month periods ended March 27, 2016 and March 29, 2015 were:

	Three month periods ended
	March 27, 2016	March 29, 2015
Income from continuing operations before income taxes (a)	$369	$634

Income tax provision (b)	88	111

Effective income tax rate (b/a)	23.8%	17.5%

The overall effective tax rate is the result of the combination of income and losses in each of our tax jurisdictions, which is particularly influenced by the fact that we have recorded a full reserve against our deferred tax assets pertaining to cumulative historical losses for our U.S. operations and certain foreign subsidiaries, as management does not believe, at this time, that it is more likely than not that we will realize the benefit of these losses.

As of December 31, 2015, we have foreign and domestic net operating loss (“NOL”) and credit carryforwards totaling approximately $86,800 and $1,600 available to reduce future taxable income. Included in our NOL carryforwards are foreign loss carryforwards of approximately $12,400 that can be carried forward indefinitely. The domestic NOL carryforward of $74,400 expires from 2019 through 2034. The domestic NOL carryforward includes approximately $3,000 for which a benefit will be recorded in capital in excess of par value when realized.

Our unrecognized tax benefits related to uncertain tax positions at March 29, 2015 in the amount of $7,296 relate to Federal and various state jurisdictions. We recorded the release of uncertain tax positions in 2015 relating to the conclusion of a federal tax examination, resulting in a $21.4 million increase in the amount of our reported domestic NOL carryforward.

The total unrecognized tax benefit balances at March 29, 2015 were comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance. As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no net effect on our effective tax rate or income tax provision. We recorded the release of this unrecognized tax benefit amount during 2015 upon the conclusion of a of a federal tax examination, resulting in a $21.4 million increase in the amount of our reported domestic NOL carryforward.

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

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended March 27, 2016, 1,242,230 stock options and 32,800 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 342,809 additional shares in the calculation of fully diluted earnings per share. For the comparable period ended March 29, 2015, 97,700 stock options, were included in the calculation of Diluted EPS resulting in 8,101 additional shares in the calculation of fully diluted earnings per share.

There were 1,051,750 and 2,179,756 outstanding stock options for the three-month periods ended March 27, 2016 and March 29, 2015, respectively, that were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of March 27, 2016, we have made commitments to purchase approximately $878 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2016 and 2015 were as follows:

	Three month periods ended
	March 27, 2016	March 29, 2015
Accrued warranty obligations – beginning	$192	$376
Accruals for warranties issued	10	-
Settlements made	(22)	(1)

Accrued warranty obligations – ending	$180	$375

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

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire. The suit was filed by Ethiopian Airlines Enterprise in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London. The suit seeks as damages $42,000 plus other unspecified amounts, including those for loss of use and diminution in value of the aircraft. We maintain liability and products liability insurance through reputable providers, and in accordance with our corporate practices, immediately advised and referred this matter to our insurers. We are working with those insurers and their counsel to respond to and actively defend against this action, which is ongoing.

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

The components of segment performance were as follows:

Three-Month Period Ended March 27, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$16,440	$ 4,393	$ -	$20,833
Segment contribution	5,217	1,188	(5,924)	482
Interest, financing and miscellaneous expense, net			(113)	(113)
Tax provision			(88)	(88)
Non-Controlling interest			18	18
Net income attributable to Ultralife				299
Total assets	$46,897	$33,720	$5,025	$85,643

Three-Month Period Ended March 29, 2015:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$16,276	$ 2,901	$ -	$19,177
Segment contribution	4,784	1,223	(5,185)	822
Interest, financing and miscellaneous expense, net			(188)	(188)
Tax provision			(111)	(111)
Discontinued operations
Non-Controlling interest			10	10
Net income attributable to Ultralife				533
Total assets	$37,299	$29,062	$22,694	$89,055

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at March 27, 2016 and December 31, 2015. The fair value of cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments. The fair value of debt approximates the carrying value due to short-term nature and the current ability to borrow under similar terms.

14.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The total amount of the loss pertaining to assets and the related expenses was approximately $1,589. We have pursued a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We have received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of March 27, 2016 and December 31, 2015, we reflect a receivable from the insurance company relating to this claim of $177, which is net of our deductible of approximately $126, and represents additional proceeds expected to be received.

15.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of this standard until January 1, 2018. The Company is currently evaluating the potential impact of this new guidance as well as the available transition methods.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on a certain key customer; potential costs because of the warranties we supply with our products and services; our ability to comply with changes to the regulations for the shipment of our products; our efforts to develop new commercial applications for our products; the unique risks associated with our China operations; possible future declines in demand for the products that use our batteries or communications systems; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; possible impairments of our goodwill and other intangible assets; possible breaches in security and other disruptions; variability in our quarterly and annual results and the price of our common stock; safety risks, including the risk of fire; negative publicity of lithium-ion batteries; the risk that we are unable to protect our proprietary and intellectual property; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; potential disruptions in our supply of raw materials and components; our exposure to foreign currency fluctuations; our customers’ demand falling short of volume expectations in our supply agreements; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to utilize our net operating loss carryforwards; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2015 to reflect new information or risks, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and the Risk Factors and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2015.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: lithium 9-volt, cylindrical and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as corporate charges. (See Note 12 in the Notes to Consolidated Financial Statements.)

Overview

Consolidated revenues of $20,833 for the three-month period ended March 27, 2016, increased by $1,656 or 8.6%, from $19,177 during the three-month period ended March 29, 2015, due to higher revenues from our Battery & Energy Products business reflecting the January 13, 2016 acquisition of Accutronics and from our Communications Systems business driven by shipments of Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems.

Gross profit for the three-month period ended March 27, 2016 was $6,405 or 30.7% of revenues, compared to $6,007 or 31.3% of revenues, for the same quarter a year ago. The 60 basis point reduction in gross margin in large part resulted from the write-up of certain Accutronics inventory for fair market value in line with Generally Accepted Accounting Principles (“GAAP”) purchase accounting and the subsequent sell through of that inventory during the first quarter.

Operating expenses increased to $5,923 during the three-month period ended March 27, 2016, compared to $5,185 during the three-month period ended March 29, 2015. The increase of $738 or 14.2% was fully attributable to Accutronics which contributed operating expenses of $1,005 in the first quarter, including $203 of one-time direct acquisition costs incurred by the Company. Excluding Accutronics, operating expenses decreased $267 or 5.1% due to strict control over selling, general and administrative discretionary spending.

Operating income for the three-month period ended March 27, 2016 was $482 or 2.3% of revenues, compared to $822 or 4.3% for the year-earlier period. The year-over-year decrease in operating income primarily reflects the $295 impact of the purchase accounting adjustments and the non-recurring direct acquisition costs.

Net income was $281 or $0.02 per share, for the three-month period ended March 27, 2016, compared to $523 or $0.03 per share for the three-month period ended March 29, 2015. Net income for the first quarter of 2016 includes total one-time costs of $342 pertaining to the acquisition of Accutronics, equivalent $0.02 per share.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,506 in the first quarter of 2016 compared to $1,510 for the first quarter of 2015. See the section “Adjusted EBITDA” beginning on page 22 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Primarily as a result of our acquisition of Accutronics on January 13, 2016, together with an increase in accounts receivable due to the timing of first quarter sales and an increase in inventory to fulfill backorders, we utilized $11,634 of cash and cash equivalents for the three month period ended March 27, 2016. Accordingly, cash and cash and cash equivalents decreased from $14,393 at December 31, 2015 to $2,759 at March 27, 2016.

As our market opportunities mature and through continued new product development, we remain well positioned to deliver profitable growth in 2016 now boosted by our acquisition of Accutronics.

Results of Operations

Three-month periods ended March 27, 2016 and March 29, 2015

Revenues. Consolidated revenues for the three-month period ended March 27, 2016 amounted to $20,833, an increase of $1,656, or 8.6%, from the $19,177 reported for the three-month period ended March 29, 2015. Revenues for the 2016 period include Accutronics which was acquired by the Company on January 13, 2016.

Battery & Energy Products revenues increased $164, or 1.0%, from $16,276 for the three-month period ended March 29, 2015 to $16,440 for the three-month period ended March 27, 2016. The increase was attributable to the $2,486 revenue contribution resulting from the acquisition of Accutronics which along with other increases in the core business more than compensated for the absence of a large 9-Volt and a large battery charger order fulfilled in the first quarter of 2015. Commercial revenues for the first quarter of 2016 increased 20.0% over the prior year period, reflecting Accutronics sales, which partially offset the year earlier sales demand for our 9-Volt batteries from large global smoke detector OEM’s to comply with legislation and trends in certain European Union countries for products lasting ten years. Our rechargeable battery business, primarily comprised of medical sales, grew 27% year-over-year before including the contribution of Accutronics. Government and defense sales decreased 13.6% from the 2015 period due to the shipment of a large charger order to an international prime defense supplier in 2015 which was partially compensated for by a 106.5% increase in rechargeable battery sales and higher charger shipments to international customers.

Communications Systems revenues increased $1,492, or 51.4%, from $2,901 during the three-month period ended March 29, 2015 to $4,393 for the three-month period ended March 27, 2016. This increase is attributable to shipments of VIPER systems which more than offset a decrease in core product sales due to closing delays associated with some orders which are expected to ship in subsequent quarters of 2016 and a large 2015 shipment of Universal Vehicle Adaptors to an international prime contractor.

Cost of Products Sold. Cost of products sold totaled $14,428 for the quarter ended March 27, 2016, an increase of $1,258, or 9.5%, from the $13,170 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 68.7% for the three-month period ended March 29, 2015 to 69.3% for the three-month period ended March 27, 2016. Correspondingly, consolidated gross margin was 30.7% for the three-month period ended March 27, 2016, compared with 31.3% for the three-month period ended March 29, 2015, primarily reflecting a one-time adjustment to increase the opening inventory of Accutronics to fair market value in accordance with purchase accounting which resulted in a 44 basis point reduction in reported gross margin upon sell through of the product during the first quarter of 2016 and sales mix.

In our Battery & Energy Products segment, the cost of products sold decreased $270, or 2.3% from $11,492 during the three-month period ended March 29, 2015 to $11,222 during the three-month period ended March 27, 2016. Battery & Energy Products’ gross profit for the first quarter of 2016 was $5,217 or 31.7% of revenues, an increase of $433 or 9.0% from gross profit of $4,784, or 29.4% of revenues, for the first quarter of 2015. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended March 27, 2016 by 230 basis points, reflecting favorable mix, despite the purchase accounting adjustment for the increase of Accutronics opening inventory to fair market value upon which $91 was recognized in cost of products sold in the first quarter of 2016. Excluding this adjustment, the gross margin for Battery & Energy Products would have been 32.2%, the highest ever reported for this segment.

In our Communications Systems segment, the cost of products sold increased by $1,527 or 91.0% from $1,678 during the three-month period ended March 29, 2015 to $3,205 during the three-month period ended March 27, 2016 due to the higher sales in 2016. Communications Systems’ gross profit for the first quarter of 2016 was $1,188 or 27.0% of revenues, a decrease of $35 or 2.8%, from gross profit of $1,223, or 42.2% of revenues, for the first quarter of 2015. The 1,520 basis points decrease in gross margin as a percentage of revenue during 2016 is driven by the sales mix.

Operating Expenses. Total operating expenses for the three-month period ended March 27, 2016 totaled $5,923, an increase of $738 or 14.2% from the $5,185 recorded during the three-month period ended March 29, 2015. The increase was fully attributable to the acquisition of Accutronics, which contributed operating expenses of $1,005 in the first quarter, including $203 of one-time direct acquisition costs and $92 of intangible asset amortization. Excluding Accutronics results, operating expenses decreased $267 or 5.1% due primarily to strict control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 28.4% for the quarter ended March 27, 2016 compared to 27.0% for the quarter ended March 29, 2015. Amortization expense associated with intangible assets related to our acquisitions was $137, including $92 for Accutronics, for the first quarter of 2016 ($86 in selling, general and administrative expenses and $51 in research and development costs), compared with $60 for the first quarter of 2015 ($28 in selling, general, and administrative expenses and $32 in research and development costs). Research and development costs were $1,656 for the three-month period ended March 27, 2016, an increase of $297 or 21.9%, from $1,359 for the three-months ended March 29, 2015. The increase is comprised of $184 of research and development costs (including intangible asset amortization of $28) incurred by Accutronics and an increase of $113 due to the higher level of new product development spending in the 2016 period in response to a heightened level of requests for proposals. Selling, general, and administrative expenses increased $441 or 11.5%, to $4,267 during the first quarter of 2016 from $3,826 during the first quarter of 2015. The increase is fully attributable to the inclusion of Accutronics results which contributed $619 (including intangible asset amortization of $64) of selling, general and administrative expenses for the first quarter, partially offset by continued actions in the core business to reduce discretionary expenses.

Other Income (Expense). Other (expense) totaled ($113) for the three-month period ended March 27, 2016 compared to ($188) for the three-month period ended March 29, 2015. Interest and financing expense, net of interest income, increased $36, to $102 for the first quarter of 2016 from $66 for the comparable period in 2015, as a result of one-time costs of $48 associated with the acquisition of Accutronics. Miscellaneous expense amounted to ($11) for the first quarter of 2016 compared with ($122) for the first quarter of 2015, primarily due to the Company’s actions commenced in the latter half of 2015 to mitigate the impact of foreign currency fluctuation between the U.S. dollar relative to the Euro and Pounds Sterling.

Income Taxes. We reflected a tax provision of $88 for the first quarter of 2016 compared with a tax provision of $111 for the first quarter of 2015. The effective consolidated tax rate for the three-month periods ended March 27, 2016 and March 29, 2015 was:

	Three month periods ended
	March 27,	March 29,
	2016	2015
Income from continuing operations before income taxes (a)	$369	$634

Income tax provision (b)	88	111

Effective income tax rate (b/a)	23.8%	17.5%

See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $299 and $.02, respectively, for the three months ended March 27, 2016 compared to $533 and $0.03, respectively, for the three months ended March 29, 2015. The 2016 period was impacted by the purchase accounting adjustments and non-recurring costs totaling $343 related to the acquisition of Accutronics, equivalent to $0.02 per share. Average common shares outstanding used to compute diluted earnings per share decreased from 17,354,000 in the first quarter of 2015 to 15,666,000 in the first quarter of 2016, mainly due to the repurchase of shares under the Company’s share repurchase program during 2015.

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

We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as income (loss) from operations. We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of non-cash stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by limiting Adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

The term Adjusted EBITDA is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) attributable to Ultralife or other consolidated statement of operations data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to, the following:

●

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

●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA from continuing operations does not reflect any cash requirements for such replacements;

●

while stock-based compensation is a component of cost of products sold and operating expenses, the impact on our consolidated financial statements compared to other companies can vary significantly due to such factors as assumed life of the stock-based awards and assumed volatility of our common stock; and

●	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three month periods ended
	March 27, 2016	March 29, 2015
Net income attributable to Ultralife	$299	$533
Add:
Interest and financing expense, net	102	66
Income tax provision	88	111
Depreciation expense	589	596
Amortization of intangible assets & financing fees	156	60
Stock-based compensation expense	181	144
Non-cash purchase accounting adjustments	91	-

Adjusted EBITDA	$1,506	$1,510

Liquidity and Capital Resources

As of March 27, 2016, cash and cash equivalents totaled $2,759, a decrease of $11,634 from the beginning of the year primarily attributable to the Company’s acquisition of Accutronics. During the three-month period ended March 27, 2016, we utilized $2,875 of cash from our operating activities as compared to providing cash of $3,160 for the three-month period ended March 29, 2015, a decrease of $6,035. Cash utilized by operations in 2016 resulted from cash provided from net income attributable to Ultralife of $281 and non-cash expenses (depreciation, amortization and stock-based compensation) totaling $926, offset by a $2,407 increase in accounts receivables due primarily to the timing of sales during the first quarter of

2016, and an increase in inventory of $1,138 due primarily to service backlog including VIPER systems, and a net increase in accounts payable and other working capital items of $537 due in large part to procuring inventory associated with servicing backlog.

We used $9,926 in cash for investing activities during the first three months of 2016, The Company acquired Accutronics in the 2016 period utilizing cash of $11,161, which was partially offset by the cash acquired from Accutronics of $1,304. Cash paid for capital expenditures totaled $69 and $470 in the first three months of 2016 and 2015, respectively.

As of March 27, 2016, we had made commitments to purchase approximately $878 of production machinery and equipment, which we expect to fund through operating cash flows.

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program which became effective on May 1, 2014, under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program has been extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program has been increased to 3.4 million shares.

There were no shares repurchases during the three month period ended March 27, 2016. From the inception of the Share Repurchase Program on May 1, 2014 through March 27, 2016, the Company has repurchased 2,442,191 shares for an aggregate cost (excluding fees and commissions) of $9,877. The total remaining balance of shares authorized for repurchase under the Share Repurchase Program is 957,809 shares as of March 27, 2016.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20,000 secured asset-based revolving credit facility that includes a $1,000 letter of credit sub-facility. As of March 27, 2016, we had approximately $11,589 of borrowing capacity under our $20,000 Credit Facility with PNC Bank, and we had borrowings of $1,156 under the Credit Facility.

Our available borrowing limit under the Credit Facility is based on a borrowing base formula equal to a percentage of accounts receivable, inventory and eligible foreign in-transit inventory. Interest is payable quarterly and accrues on outstanding indebtedness under the Credit Agreement at either a LIBOR-based rate or an alternate base rate, as defined in the Credit Agreement. The applicable interest rate was 2.43% at March 27, 2016. We pay a quarterly fee on the Credit Facility’s unused availability at 0.375% per annum.

The Company currently believes that the cash flow generated from operations and when necessary, available borrowing from our Credit Facility, will be sufficient to meet its current and long-term funding requirements for the foreseeable future.

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2015 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2016, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire. The suit was filed by Ethiopian Airlines Enterprise in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London. The suit seeks as damages $42,000 plus other unspecified amounts, including those for loss of use and diminution in value of the aircraft. We maintain liability and products liability insurance through reputable providers, and in accordance with our corporate practices, immediately advised and referred this matter to our insurers. We are working with those insurers and their counsel to respond to and actively defend against this action, which is ongoing.

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

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program which became effective on May 1, 2014 and under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program has been extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program has been increased to 3.4 million shares.

There were no shares repurchases during the three month period ended March 27, 2016

From the inception of the Share Repurchase Program on May 1, 2014 through March 27, 2016, the Company has repurchased 2,442,191 shares for an aggregate cost (excluding fees and commissions) of $9,877. The total remaining balance of shares authorized for repurchase under the Share Repurchase Program is 957,809 shares as of March 27, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

January 1 – January 24	-	-	-	957,809
January 25 – February 21	-	-	-	957,809
February 22 – March 27	-	-	-	957,809

Total	-	-	-	957,809

ITEM 6.	EXHIBITS

Exhibit Index	Description of Document	Incorporated By Reference from:

31.1	Rule 13a-14(a) / 15d-14(a) CEO Certifications	Filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) CFO Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRALIFE CORPORATION
(Registrant)

Date: April 28, 2016	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:	/s/ Philip A. Fain
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