Form 10-Q
period 2016-06-26
ULTRALIFE CORP
filed 2016-07-28
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 26, 2016

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

_________________________________

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

Yes [  ] No [ X ]

The number of shares outstanding of the registrant's common stock was 15,199,892, net of 4,009,564 treasury shares, as of July 28, 2016.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

PART I.          FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	June 26, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,120	$14,393
Restricted cash	142	140
Trade accounts receivable, net of allowance for doubtful accounts of $293 and $300, respectively	13,735	11,430
Inventories, net	26,553	23,814
Prepaid expenses and other current assets	2,171	1,900
Due from insurance company	177	177
Deferred income taxes	92	92
Total current assets	45,990	51,946
Property, equipment and improvements, net	8,858	9,038
Goodwill	20,175	16,283
Intangible assets, net	8,201	3,946
Security deposits and other non-current assets	74	309
Total assets	$83,298	$81,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,654	$6,494
Accrued compensation and related benefits	1,818	2,377
Accrued expenses and other current liabilities	2,383	1,749
Current portion of debt	831	-
Income taxes payable	187	227
Total current liabilities	11,873	10,847
Deferred income taxes	5,541	4,631
Other non-current liabilities	28	28
Total liabilities	17,442	15,506

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 19,201,556 shares at June 26, 2016 and 19,181,815 shares at December 31, 2015; outstanding – 15,191,992 shares at June 26,2016 and 15,322,155 at December 31, 2015	1,920	1,918
Capital in excess of par value	177,430	177,007
Accumulated deficit	(93,306)	(94,051)
Accumulated other comprehensive loss	(1,608)	(907)
Treasury stock - at cost; 4,009,564 shares at June 26, 2016 and 3,859,660 shares at December 31, 2015	(18,415)	(17,808)
Total Ultralife Corporation equity	66,021	66,159
Non-controlling interest	(165)	(143)
Total shareholders’ equity	65,856	66,016

Total liabilities and shareholders' equity	$83,298	$81,522

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(In Thousands except per share amounts)

(unaudited)

	Three month periods ended		Six month periods ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Revenues	$20,371	$18,955	$41,204	$38,132
Cost of products sold	14,471	13,096	28,899	26,266
Gross profit	5,900	5,859	12,305	11,866

Operating expenses:
Research and development	1,425	1,334	3,081	2,693
Selling, general and administrative	3,976	3,708	8,243	7,534
Total operating expenses	5,401	5,042	11,324	10,227

Operating income	499	817	981	1,639

Other (expense) income:
Interest and financing expense	(62)	(64)	(163)	(130)
Miscellaneous	38	92	26	(30)
Income before income taxes	475	845	844	1,479
Income tax provision	33	71	121	182

Net income	442	774	723	1,297

Net loss attributable to non-controlling interest	4	14	22	24

Net income attributable to Ultralife Corporation	446	788	745	1,321

Other Comprehensive (loss) income:
Foreign currency translation adjustments	(422)	44	(701)	66

Comprehensive income attributable to Ultralife Corporation	$24	$832	$44	$1,387

Net income per share attributable to Ultralife common shareholders – basic	$.03	$.05	$.05	$.08

Net income per share attributable to Ultralife common shareholders – diluted	$.03	$.05	$.05	$.08

Weighted average shares outstanding – basic	15,258	16,557	15,290	16,945
Potential common shares	161	40	255	32
Weighted average shares outstanding - diluted	15,419	16,597	15,545	16,977

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six month periods ended
	June 26,	June 28,
	2016	2015
OPERATING ACTIVITIES:
Net income	$723	$1,297
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,165	1,178
Amortization of intangible assets	274	119
Amortization of financing fees	37	37
Stock-based compensation	350	304
Loss on long-lived asset disposals	-	17
Deferred income tax benefit	95	110
Changes in operating assets and liabilities:
Accounts receivable	(1,053)	22
Inventories	(762)	2,331
Prepaid expenses and other assets	462	193
Accounts payable and other liabilities	(2,093)	(863)
Net cash (used in) provided by operating activities	(802)	4,745

INVESTING ACTIVITIES:
Acquisition of Accutronics, net of cash acquired	(9,857)	-
Cash paid for property, equipment and improvements	(888)	(884)
Change in restricted cash	-	12
Net cash used in investing activities	(10,745)	(872)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(607)	(5,887)
Proceeds from debt borrowing	3,030	-
Payments of debt borrowings	(2,198)	-
Return of security deposit	-	66
Proceeds from stock option exercise	75	8
Net cash provided by (used in) financing activities	300	(5,813)

Effect of exchange rate changes on cash and cash equivalents	(26)	18

DECREASE IN CASH AND CASH EQUIVALENTS	(11,273)	(1,922)

Cash and cash equivalents, beginning of period	14,393	17,711
Cash and cash equivalents, end of period	$3,120	$15,789

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

On January 13, 2016, Ultralife UK Limited (the “Merger Subsidiary”), a U.K. corporation and a wholly-owned subsidiary of Ultralife Corporation (the “Company”), completed the acquisition of all of the outstanding ordinary shares of Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., from Intrinsic Equity Limited, Catapult Growth Fund Limited Partnership, MJF Pension Trustees Limited, Robert Andrew Phillips and Michael Allen (collectively, the “Sellers”). There are no material relationships between the Company or Merger Subsidiary and any of the Sellers, other than pertaining to this acquisition. Accutronics is a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices and is classified in the Battery & Energy Products segment. The acquisition of Accutronics advances our strategy of commercial revenue diversification and expands our geographic reach within European OEM’s.  With industry experts predicting mid-to-high single digit growth in the global medical batteries market, this strategic investment positions Ultralife well for further penetration of and growing revenue streams from an attractive commercial market.

The acquisition was completed pursuant to the terms of the Share Purchase Agreement dated January 13, 2016 by and among the Merger Subsidiary and the Sellers. The Merger Subsidiary paid at the time of closing an aggregate purchase price of £7,575 ($10,976) in cash, and in exchange the Merger Subsidiary received all of the outstanding shares of Accutronics ordinary stock. Monies to fund the purchase price were advanced to the Merger Subsidiary from the Company’s general corporate funds.

The purchase price was subject to adjustment based on the difference between actual and estimated amounts of working capital of Accutronics as well as the amount of net cash of Accutronics. The adjustment resulted in a final payment to the Sellers in the amount of £133 on February 24, 2016, bringing the total aggregate purchase price to £7,708 ($11,161).

The purchase price allocation was determined in accordance with the accounting treatment of a business combination in Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations. Under the guidance, the fair value of the consideration was determined and the assets acquired and liabilities assumed have been recorded at their fair values at the date of the acquisition. The excess of the consideration paid over the estimated fair values has been recorded as goodwill.

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

Cash	$1,304
Accounts Receivable	1,344
Inventory	2,167
Prepaids and Other Current Assets	584
Property, Plant & Equipment	269
Identifiable Intangible Assets	4,776
Goodwill	4,116
Accounts Payable	(1,009)
Accrued Expenses	(1,136)
Income Taxes Payable	(111)
Non-Current Liabilities	(209)
Deferred Income Taxes	(74)
Deferred Income Taxes on Intangible Assets	(860)

Total Consideration	$11,161

The goodwill included in the Company’s purchase price allocation presented above represents the value of Accutronics assembled and trained workforce, the incremental value that Accutronics engineering and technology will bring to the Company and the revenue growth expected to occur over time attributable to increased market penetration from future new products and customers. The goodwill acquired in connection with the acquisition is not deductible for income tax purposes.

During the six-month period ended June 26, 2016, direct acquisition costs of $251 and increased cost of sales related to purchase accounting adjustments of $96 for inventory acquired were recorded in the Company’s Consolidated Statement of Income and Comprehensive Income. Accutronics contributed revenue of $5,033 and an operating loss of $210 during the six-month period ended June 26, 2016, reflecting the purchase accounting adjustments and non-recurring costs directly related to the acquisition.

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Accutronics had been completed on January 1, 2015, the beginning of the comparable prior year six-month period. The unaudited pro forma results include purchase accounting adjustments to reflect the restatement of inventory to estimated fair value and the resulting increase in cost of sales for the sale of the inventory during this six-month period, direct acquisition costs and the amortization of intangible assets resulting from the purchase price allocation.

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

Set forth below is the unaudited pro forma results of the Company and Accutronics for the six-month period ended June 28, 2015 as if the acquisition occurred as of January 1, 2015 along with the reported results for the six-month period ended June 26, 2016 which includes the consolidation of Accutronics (in thousands, except per share amounts).

	Six Months
	June 28, 2015	June 26, 2016

Revenue	$44,635	$41,204
Operating Income	$1,789	$981
Net Income	$1,395	$745
Earnings Per Share:
Basic	$.08	$.05
Diluted	$.08	$.05

3.	SHARE REPURCHASE PROGRAM

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014 and under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program was extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program was increased to 3.4 million shares.

Share repurchases under this program were made in accordance with SEC Rule 10b-18 using a variety of methods, which included open market purchases and block trades in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under 10b5-1 Plans, the timing, manner, price and amount of any repurchases were determined at the Company’s discretion. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.

During the three and six month period ended June 26, 2016, the Company repurchased 149,904 shares under this program for a total cost (excluding fees and commissions) of $603. During the six month period ended June 28, 2015, the Company repurchased 1,476,855 shares under this program for a total cost (excluding fees and commissions) of $5,805.

From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of net inventories was:

	June 26,	December 31,
	2016	2015
Raw Materials	$13,922	$11,602
Work In Process	1,880	1,560
Finished Goods	10,751	10,652
Total	$26,553	$23,814

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	June 26,	December 31,
	2016	2015
Land	$123	$123
Buildings and Leasehold Improvements	7,738	7,490
Machinery and Equipment	49,940	49,609
Furniture and Fixtures	1,985	1,974
Computer Hardware and Software	4,683	4,585
Construction In Process	893	745
	65,362	64,526
Less-Accumulated Depreciation	(56,504)	(55,488)
Property, Equipment and Improvements, net	$8,858	$9,038

Depreciation expense for property, equipment and improvements was as follows:

	Three-month periods ended		Six-month periods ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Depreciation Expense	$576	$582	$1,165	$1,178

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the six-month periods ended June 26, 2016 and June 28, 2015:

	Battery & Energy Products	Communi- cations Systems	Total

Balance - December 31, 2014	$4,914	$11,493	$16,407
Effect of Foreign Currency Translation	20	-	20
Balance – June 28, 2015	4,934	11,493	16,427
Effect of Foreign Currency Translation	(144)	-	(144)
Balance - December 31, 2015	4,790	11,493	16,283
Acquisition of Accutronics	4,116	-	4,116
Effect of Foreign Currency Translation	(224)	-	(224)
Balance – June 26, 2016	$8,682	$11,493	$20,175

b. Intangible Assets

The composition of intangible assets was:

	at June 26, 2016
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,413	$0	$3,413
Patents and Technology	5,561	4,327	1,234
Customer Relationships	7,039	3,878	3,161
Distributor Relationships	377	363	14
Trade Name	399	20	379
Total Intangible Assets	$16,789	$8,588	$8,201

	at December 31, 2015
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,411	$0	$3,411
Patents and Technology	4,482	4,217	265
Customer Relationships	3,971	3,716	255
Distributor Relationships	370	355	15
Total Intangible Assets	$12,234	$8,288	$3,946

Amortization expense for intangible assets was as follows:

	Three-month periods ended		Six-month periods ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Amortization Included In:
Research and Development	$52	$33	$103	$65
Selling, General and Administrative	85	26	171	54
Total Amortization Expense	$137	$59	$274	$119

The change in the cost value of total intangible assets from December 31, 2015 to June 26, 2016 is a result of the acquisition of Accutronics and the effect of foreign currency translations.

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

Our available borrowing limit under the Credit Facility is based on a borrowing base formula equal to a percentage of accounts receivable, inventory and eligible foreign in-transit inventory. Interest is payable quarterly and accrues on outstanding indebtedness under the Credit Agreement at either a LIBOR-based rate or an alternate base rate, as defined in the Credit Agreement. The applicable interest rate was 2.45% at June 26, 2016. We pay a quarterly fee on the Credit Facility’s unused availability at 0.375% per annum.

As of June 26, 2016, we had approximately $11,021 of borrowing capacity under our $20,000 Credit Facility with PNC Bank, and we had borrowings of $831 under the Credit Facility. At June 28, 2015, the Company had no borrowings or outstanding letters of credit under the Credit Facility.

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-month periods ended		Six-month periods ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Stock Options	$158	$136	$328	$256
Restricted Stock Grants	11	24	22	48
Total	$169	$160	$350	$304

These are more fully discussed as follows:

a. Stock Options

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of June 26, 2016, there was $824 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes stock option activity for the six-month period ended June 26, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,257,969	$6.30
Granted	348,500	4.71
Exercised	(19,741)	3.82
Forfeited or Expired	(46,069)	9.54
Outstanding at June 26, 2016	2,540,659	6.04	3.72	$1,171
Vested and Expected to Vest at June 26, 2016	2,371,248	6.14	3.52	$1,063
Exercisable at June 26, 2016	1,391,598	$4.89	2.39	$724

The following assumptions were used to value stock options granted during the six months ended June 26, 2016:

Risk-Free Interest Rate	0.89%
Volatility Factor	48.08%
Dividends	0.00%
Weighted Average Expected Life (Years)	2.82

The weighted average grant date fair value of options granted during the six months ended June 26, 2016 was $2.01.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first six months of 2016 or 2015.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended June 26, 2016 and June 28, 2015 was $61 and $0, respectively. Cash received from stock option exercises for the six-month periods ended June 26, 2016 and June 28, 2015 was $75 and $8, respectively.

b. Restricted Stock Awards

In September 2014, 49,200 shares of restricted stock were awarded to certain of our employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. There is $27 of unrecognized compensation cost related to these restricted shares at June 26, 2016.

9.	INCOME TAXES

We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended June 26, 2016 and June 28, 2015, we recorded $33 and $71, respectively, in income tax expense. For the six-month periods ended June 26, 2016 and June 28, 2015, we recorded $121 and $182, respectively, in income tax expense. These are detailed as follows:

	Three-month periods ended		Six-month periods ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Current Income Tax Provision:
Foreign	$(41)	$(8)	$(14)	$43
Federal	13	22	17	22
State	(7)	2	8	7
Deferred Income Tax Provision	68	55	110	110
Total	$33	$71	$121	$182

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

Our effective consolidated tax rates for the six-month periods ended June 26, 2016 and June 28, 2015 were:

	Six month periods ended
	June 26,	June 28,
	2016	2015

Income Before Income Taxes (a)	$844	$1,479

Income Tax Provision (b)	121	182

Effective Income Tax Rate (b/a)	14.3%	12.3%

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

As of December 31, 2015, we have foreign and domestic net operating loss (“NOL”) and credit carryforwards totaling approximately $86,800 and $1,600, respectively, available to reduce future taxable income. Included in our NOL carryforwards are foreign loss carryforwards of approximately $12,400 that can be carried forward indefinitely. The domestic NOL carryforward of $74,400 expires from 2019 through 2034. The domestic NOL carryforward includes approximately $3,000 for which a benefit will be recorded in capital in excess of par value when realized.

Our unrecognized tax benefits related to uncertain tax positions at March 29, 2015 and June 28, 2015 in the amount of $7,296 and $518, respectively, relate to Federal and various state jurisdictions. We recorded the release of uncertain tax positions in 2015 relating to the conclusion of a federal tax examination, resulting in a $21,400 increase in the amount of our reported domestic NOL carryforward.

The total unrecognized tax benefit balances at March 29, 2015 and June 28, 2015 were comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance. As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no net effect on our effective tax rate or income tax provision. We recorded the release of this unrecognized tax benefit amount during 2015 upon the conclusion of a federal tax examination, resulting in a $21,400 increase in the amount of our reported domestic NOL carryforward.

We are not required to accrue interest and penalties as the unrecognized tax benefits have been recorded as a decrease in our NOL. Interest and penalties would begin to accrue in the period in which the NOLs related to the uncertain tax positions are utilized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2001 through 2015 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions due to our NOL carryforwards. Our U.S. tax matters for the years 2001 through 2015 remain subject to examination by various state and local tax jurisdictions due to our NOL carryforwards. Our foreign tax matters for the years 2009 through 2015 remain subject to examination by the respective foreign tax jurisdiction authorities.

10.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended June 26, 2016, 1,144,076 stock options and 32,800 restricted stock units were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 160,732 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended June 28, 2015, 358,034 stock options and 34,200 restricted stock units were included in the calculation of Diluted EPS resulting in 39,426 additional shares in the calculation of fully diluted earnings per share. For the six-month periods ended June 26, 2016 and June 28, 2015, 1,177,076 and 257,534 stock options and 32,800 and 34,200 restricted stock units, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 255,479 and 31,903 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 996,583 and 1,904,922 outstanding stock options for the three-month periods ended June 26, 2016 and June 28, 2015, respectively, that were not included in EPS as the effect would be anti-dilutive. There were 963,583 and 2,005,422 outstanding stock options for the six-month periods ended June 26, 2016 and June 28, 2015, respectively, that were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

a. Purchase Commitments

As of June 26, 2016, we have made commitments to purchase approximately $662 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2016 and 2015 were as follows:

	Six month periods ended
	June 26, 2016	June 28, 2015
Accrued Warranty Obligations – Beginning	$192	$376
Accruals for Warranties Issued	26	13
Settlements Made	(42)	(13)
Accrued Warranty Obligations – Ending	$176	$376

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business. We believe that the final disposition of such matters, other than the matters described below, will not have a material adverse effect on our financial position, results of operations or cash flows.

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  A final report was issued by the Air Accidents Investigative Branch – UK Civil Aviation regulatory authority, with findings indicating that the fire was primarily caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.

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

The components of segment performance were as follows:

Three-Month Period Ended June 26, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$15,759	$4,612	$-	$20,371
Segment Contribution	4,664	1,236	(5,401)	499
Interest, Financing and Miscellaneous Expense, Net			(24)	(24)
Tax Provision			(33)	(33)
Non-Controlling Interest			4	4
Net Income Attributable to Ultralife				$446
Total Assets	$44,475	$33,489	$5,334	$83,298

Three-Month Period Ended June 28, 2015:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$15,972	$2,983	$-	$18,955
Segment Contribution	4,542	1,317	(5,042)	817
Interest, Financing and Miscellaneous Expense, Net			28	28
Tax Provision			(71)	(71)
Non-Controlling Interest			14	14
Net Income Attributable to Ultralife				$788
Total Assets	$37,084	$27,906	$17,945	$82,935

Six-Month Period Ended June 26, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$32,199	$9,005	$-	$41,204
Segment Contribution	9,881	2,424	(11,324)	981
Interest, Financing and Miscellaneous Expense, Net			(137)	(137)
Tax Provision			(121)	(121)
Non-Controlling Interest			22	22
Net Income Attributable to Ultralife				$745

Six-Month Period Ended June 28, 2015:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$32,248	$5,884	$-	$38,132
Segment Contribution	9,326	2,540	(10,227)	1,639
Interest, Financing and Miscellaneous Expense, Net			(160)	(160)
Tax Provision			(182)	(182)
Non-Controlling Interest			24	24
Net Income Attributable to Ultralife				$1,321

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB’s guidance for the disclosure regarding fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure regarding fair value of financial instruments approximated their carrying values at June 26, 2016 and December 31, 2015. The fair value of cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates carrying value due to the short-term nature of these instruments. The fair value of debt approximates the carrying value due to short-term nature and the current ability to borrow under similar terms.

14.	FIRE AT MANUFACTURING FACILITY

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The total amount of the loss pertaining to assets and the related expenses was approximately $1,589. We have pursued a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We have received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. As of June 26, 2016 and December 31, 2015, we reflect a receivable from the insurance company relating to this claim of $177, which is net of our deductible of approximately $126, and represents additional proceeds expected to be received.

15.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.   The new revenue standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the potential impacts of this new guidance as well as the available transition methods.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.  The Company is currently evaluating the potential impacts of this new guidance.

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

Overview

Consolidated revenues of $20,371 for the three-month period ended June 26, 2016, increased by $1,416 or 7.5%, from $18,955 during the three-month period ended June 28, 2015, reflecting the Company’s acquisition of Accutronics in January 2016 and higher revenues from our Communications Systems business driven by shipments of Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems.

Gross profit for the three-month period ended June 26, 2016 was $5,900, or 29.0% of revenues, compared to $5,859, or 30.9% of revenues, for the same quarter a year ago. The 190 basis point reduction in gross margin resulted from the sales mix of products for our Communications Systems business which offset an increase in gross margin for our Battery & Energy Products business.

Operating expenses increased to $5,401 during the three-month period ended June 26, 2016, compared to $5,042 during the three-month period ended June 28, 2015. The increase of $359 or 7.1% was fully attributable to Accutronics which contributed $740 of operating expenses in the second quarter. Excluding Accutronics, operating expenses decreased $381 or 7.6% due primarily to strict control over discretionary spending while focusing on the development of new products and revenue growth.

Operating income for the three-month period ended June 26, 2016 was $499 or 2.4% of revenues, compared to $817 or 4.3% for the year-earlier period. The year-over-year decrease in operating income primarily reflects the impact of the 190 basis point decline in gross margin in the 2016 period.

Net income attributable to Ultralife was $446 or $0.03 per share, for the three-month period ended June 26, 2016, compared to $788 or $0.05 per share for the three-month period ended June 28, 2015.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation expenses, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $1,457 in the second quarter of 2016 compared to $1,725 in the second quarter of 2015. See the section “Adjusted EBITDA” beginning on Page 25 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Primarily as a result of our acquisition of Accutronics on January 13, 2016, together with the purchase of shares under the Company’s share repurchase program, an increase in accounts receivable due to the timing of second quarter sales and an increase in inventory to fulfill backorders, we utilized $11,273 of cash and cash equivalents for the six month period ended June 26, 2016. Accordingly, cash and cash equivalents decreased from $14,393 at December 31, 2015 to $3,120 at June 26, 2016.

Despite some economic uncertainties weighing on customer’s buying decisions, we still have our sights set on delivering profitable growth for 2016. Our gross margins and liquidity give us the flexibility to continue to invest in new product development in support of our long-term global diversification strategy.

Results of Operations

Three-month periods ended June 26, 2016 and June 28, 2015

Revenues. Consolidated revenues for the three-month period ended June 26, 2016 amounted to $20,371, an increase of $1,416 or 7.5%, from the $18,955 reported for the three-month period ended June 28, 2015.

Battery & Energy Products revenues decreased $213 or 1.3%, to $15,759 for the three-month period ended June 26, 2016 from $15,972 for the three-month period ended June 28, 2015. Commercial revenues for the second quarter of 2016 increased 5.3% over the prior year period, reflecting Accutronics sales, which partially offset the year earlier sales demand for our 9-Volt batteries from large global smoke detector OEM’s to comply with legislation and trends in certain European Union countries for products lasting ten years and large shipments of batteries to service the metering and toll pass industries in China. Sales to medical customers in the 2016 period increased by 4.7% over 2015 when excluding Accutronics and more than doubled when including Accutronics. Government and defense sales decreased 10.4% from the 2015 period due primarily to the shipment of a large order to a defense supplier in 2015 for use in multifunctional information distribution systems and lower shipments of primary batteries to the U.S. Department of Defense, which was partially offset by higher charger shipments to international customers.

Communications Systems revenues increased $1,629 or 54.6%, from $2,983 during the three-month period ended June 28, 2015 to $4,612 for the three-month period ended June 26, 2016. This increase is attributable to shipments of VIPER systems which more than offset a decrease in core product sales due to closing and funding delays associated with some orders which are expected to ship in subsequent quarters.

Cost of Products Sold. Cost of products sold totaled $14,471 for the quarter ended June 26, 2016, an increase of $1,375, or 10.5%, from the $13,096 reported for the same quarter a year ago. Consolidated cost of products sold as a percentage of total revenue increased to 71.0% for the three-month period ended June 26, 2016 from 69.1% for the three-month period ended June 28, 2015. Correspondingly, consolidated gross margin was 29.0% for the three-month period ended June 26, 2016, compared with 30.9% for the three-month period ended June 28, 2015, reflecting the mix of products sold associated with the Communications Systems business which offset an increase in gross margin for our Battery & Energy Products business.

In our Battery & Energy Products segment, the cost of products sold decreased $335, to $11,095 for the three-month period ended June 26, 2016 from $11,430 during the three-month period ended June 28, 2015. Battery & Energy Products’ gross profit for the second quarter of 2016 was $4,664 or 29.6% of revenues, an increase of $122 or 2.7%, from gross profit of $4,542 or 28.4% of revenues for the second quarter of 2015. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended June 26, 2016 by 120 basis points, reflecting favorable product mix including the higher margins recognized for Accutronics products.

In our Communications Systems segment, the cost of products sold increased by $1,710 or 102.6% from $1,666 during the three-month period ended June 28, 2015 to $3,376 during the three-month period ended June 26, 2016 due to higher sales in 2016. Communications Systems’ gross profit for the second quarter of 2016 was $1,236 or 26.8% of revenues, a decrease of $81 or 6.2%, from gross profit of $1,317 or 44.2% of revenues, for the second quarter of 2015. The 1,740 basis points decrease in gross margin as a percentage of revenue during 2016 is driven by the mix of products sold.

Operating Expenses. Operating expenses for the three-month period ended June 26, 2016 totaled $5,401, an increase of $359 or 7.1% from the $5,042 recorded during the three-month period ended June 28, 2015. The increase was fully attributable to the acquisition of Accutronics, which contributed operating expenses of $740 in the second quarter, including $92 of intangible asset amortization. Excluding Accutronics results, operating expenses decreased $381 or 7.6% due primarily to strict control over discretionary spending while focusing on the development of new products and revenue growth.

Overall, operating expenses as a percentage of revenues were 26.5% for the quarter ended June 26, 2016 compared to 26.6% for the quarter ended June 28, 2015. Amortization expense associated with intangible assets related to our acquisitions was $137, including $92 for Accutronics, for the second quarter of 2016 ($85 in selling, general and administrative expenses and $52 in research and development costs), compared with $59 for the second quarter of 2015 ($26 in selling, general, and administrative expenses and $33 in research and development costs). Research and development costs were $1,425 for the three-month period ended June 26, 2016, an increase of $91 or 6.8%, from $1,334 for the three-months ended June 28, 2015. The increase is attributable to $159 of research and development costs (including intangible asset amortization of $28) incurred by Accutronics. Selling, general, and administrative expenses increased $268 or 7.2% to $3,976 during the second quarter of 2016 from $3,708 during the second quarter of 2015. The increase is fully attributable to the inclusion of Accutronics results which contributed $581 (including intangible asset amortization of $64) of selling, general and administrative expenses for the second quarter, partially offset by continued actions in the core businesses to reduce discretionary expenses.

Other Income (Expense). Other income (expense) totaled ($24) for the three-month period ended June 26, 2016 compared to $28 for the three-month period ended June 28, 2015. Interest and financing expense was $62 for the second quarter of 2016 compared to $64 for the 2015 period. Miscellaneous income (expense) amounted to $38 for the second quarter of 2016 compared with $92 for the second quarter of 2015, primarily due to transactions impacted by foreign currency fluctuations between the U.S. dollar relative to Pounds Sterling and the Euro.

Income Taxes. We reflected a tax provision of $33 for the second quarter of 2016 compared to $71 for the second quarter of 2015, a decrease of $38. The decrease results from the increased international mix of our sales and operations.

See Note 9 in the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and net income attributable to Ultralife common shareholders per diluted share was $446 and $0.03, respectively, for the three months ended June 26, 2016, compared to $788 and $0.05, respectively, for the three months ended June 28, 2015. Average common shares outstanding used to compute diluted earnings per share decreased from 16,597,000 in the second quarter of 2015 to 15,419,000 in the second quarter of 2016 due to the repurchase of shares under the Company’s share repurchase program.

Six-month periods ended June 26, 2016 and June 28, 2015

Revenues. Consolidated revenues for the six-month period ended June 26, 2016 amounted to $41,204, an increase of $3,072 or 8.1%, from the $38,132 reported for the six-month period ended June 28, 2015.

Battery & Energy Products revenues decreased $49, or 0.2%, from $32,248 for the six-month period ended June 28, 2015 to $32,199 for the six-month period ended June 26, 2016. Commercial revenues of this business increased 11.9% over the 2015 six-month period and now comprise 58.6% of total segment sales versus 52.3% last year. The year-over-year increase resulted from the inclusion of Accutronics sales, which offset the year-earlier demand for our 9-Volt batteries from large global smoke detector OEM’s to comply with legislation and trends in certain European Union countries for products lasting ten years and large shipments of batteries to service the metering and toll pass industries in China. Government and defense sales of this business decreased 13.4% from the 2015 six-month period and now comprise 41.4% of total segment sales versus 47.7% last year. The year-over-year decline was due to the shipment of a large charger order to an international prime defense supplier and a large battery shipment for use in multifunctional information distribution systems in 2015.

Communications Systems revenues increased $3,121, or 53.0%, from $5,884 during the six-month period ended June 28, 2015 to $9,005 for the six-month period ended June 26, 2016, reflecting shipments of VIPER systems which more than offset a decrease in core product sales due to closing and funding delays associated with some orders which are expected to ship in subsequent quarters.

Cost of Products Sold. Cost of products sold totaled $28,899 for the six-month period ended June 26, 2016, an increase of $2,633 or 10.0%, from the $26,266 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 68.9% for the six-month period ended June 28, 2015 to 70.1% for the six-month period ended June 26, 2016. Correspondingly, consolidated gross margin was 29.9% for the six-month period ended June 26, 2016, compared with 31.1% for the six-month period ended June 28, 2015, due primarily to product mix impacting the Communications Systems segment and a one-time adjustment to increase the opening inventory of Accutronics to fair market value in accordance with purchase.

For our Battery & Energy Products segment, the cost of products sold decreased $604 or 2.6%, from $22,922 during the six-month period ended June 28, 2015 to $22,318 during the six-month period ended June 26, 2016. Battery & Energy Products’ gross profit for the 2016 six-month period was $9,881 or 30.7% of revenues, an increase of $555 or 6.0% from gross profit of $9,326, or 28.9% of revenues, for the 2015 six-month period. As a result, Battery & Energy Products’ gross margin as a percentage of revenues increased for the six-month period ended June 28, 2015 by 180 basis points, reflecting favorable product mix including the higher overall gross margins recognized for Accutronics products.

For our Communications Systems segment, the cost of products sold increased by $3,237 or 96.8% from $3,344 during the six-month period ended June 28, 2015 to $6,581 during the six-month period ended June 26, 2016. Communications Systems’ gross profit for the first six months of 2016 was $2,424 or 26.9% of revenues, a decrease of $116 or 4.6% from gross profit of $2,540 or 43.2% of revenues, for the second quarter of 2015. The 1,630 basis points decrease in gross margin as a percentage of revenue during 2016 is due to unfavorable sales product mix.

Operating Expenses. Total operating expenses for the six-month period ended June 26, 2016 totaled $11,324, an increase of $1,097 or 10.7% from the $10,227 recorded during the six-month period ended June 28, 2015. This increase was fully attributable to the acquisition of Accutronics on January 13, 2016, which contributed operating expenses of $1,745 in 2016, including $203 of one-time direct acquisition costs and $184 of intangible asset amortization. Excluding Accutronics results, operating expenses decreased $648 or 6.3% due primarily to strict control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 27.5% for the six-month period ended June 26, 2016 compared to 26.8% for the comparable 2015 period. Amortization expense associated with intangible assets related to our acquisitions was $274, including $184 for Accutronics, for the first six months of 2016 ($171 in selling, general and administrative expenses and $103 in research and development costs), compared with $119 for the first six months of 2015 ($54 in selling, general, and administrative expenses and $65 in research and development costs). Research and development costs were $3,081 for the six-month period ended June 26, 2016, an increase of $388, or 14.4%, from $2,693 for the six-months ended June 28, 2015. The increase is comprised of $343 of research and development costs (including intangible asset amortization of $56) incurred by Accutronics and an increase of $45 due to the higher level of new product development spending in the 2016 period in response to a heightened level of requests for proposals. Selling, general, and administrative expenses increased $709 or 9.4%, from $7,534 during the first six months of 2015 to $8,243 during the first six months of 2016. The increase is fully attributable to the inclusion of Accutronics results and the one-time direct acquisition costs which contributed $1,402 (including intangible asset amortization of $127) of selling, general and administrative expenses for the 2016 period, partially offset by continued actions in the core businesses to reduce discretionary expenses.

Other Income (Expense). Other (expense) totaled $(137) for the six-month period ended June 26, 2016 compared to $(160) for the six-month period ended June 28, 2015. Interest and financing expense increased $33 to $163 for the 2016 period from $130 for the comparable period in 2015, as a result of one-time costs of $48 associated with the acquisition of Accutronics. Miscellaneous income (expense) amounted to $26 for the first six months of 2016 compared with ($30) for the first six months of 2015, primarily due to the Company’s actions in 2016 to mitigate the impact of foreign currency fluctuation between the U. S. dollar relative to Pounds Sterling and the Euro.

Income Taxes. We reflected a tax provision of $121 for the first two quarters of 2016 compared with a tax provision of $182 for the first two quarters of 2015. The decrease of $61 or 33.5% was due to the amounts and geographic mix of earnings as well as the tax benefit associated with the acquisition costs related to Accutronics. The effective consolidated tax rates for the six-month periods ended June 26, 2016 and June 28, 2015 were:

	Six-month periods ended
	June 26,	June 28,
	2016	2015

Income Before Income Taxes (a)	$844	$1,479

Income Tax Provision (b)	121	182

Effective Income Tax Rate (b/a)	14.3%	12.3%

See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $745 and $0.05, respectively, for the six months ended June 26, 2016, compared to $1,321 and $0.08, respectively, for the six months ended June 28, 2015. The 2016 period was impacted by the purchase accounting adjustments and non-recurring costs totaling $343 related to the acquisition of Accutronics, equivalent to $0.02 per share. Average common shares outstanding used to compute diluted earnings per share decreased from 16,977,000 in the 2015 period to 15,545,000 in the 2016 period, mainly due to the repurchase of shares under the Company’s share repurchase plan.

Adjusted EBITDA from Continuing Operations

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure to review and assess our operating performance. We define Adjusted EBITDA as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-operating expenses or income. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-month periods ended		Six-month periods ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Net Income Attributable to Ultralife	$446	$788	$745	$1,321
Add:
Interest and Financing Expense, Net	61	65	163	132
Income Tax Provision	33	71	121	182
Depreciation Expense	576	582	1,165	1,178
Amortization of Intangible Assets & Financing Fees	155	59	311	119
Stock-Based Compensation Expense	169	160	350	304
Non-Cash Purchase Accounting adjustments	5	-	96	-
Other	12	-	12	36

Adjusted EBITDA	$1,457	$1,725	$2,963	$3,272

Liquidity and Capital Resources

As of June 26, 2016, cash and cash equivalents totaled $3,120, a decrease of $11,273 from the beginning of the year primarily attributable to the Company’s acquisition of Accutronics. During the six-month period ended June 28, 2016, we utilized $802 of cash from our operating activities as compared to cash generated totaling $4,745 during the six-month period ended June 28, 2015, a decrease of $5,547. Cash utilized by operations in 2016 consisted of cash provided from net income attributable to Ultralife of $723 and non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,826, offset by a $1,053 increase in accounts receivables due primarily to the timing of sales during the second quarter of 2016, and an increase in inventory of $762 due primarily to service backlog including VIPER systems, and a net decrease in accounts payable and other working capital items of $1,536 due in large part to payment of the inventory procured associated with servicing backlog. Cash generated from operations in 2015 included our net income of $1,297 plus non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,655, and cash provided by a $2,331 decrease in inventories, offset partially by a decrease in accounts payable and other liabilities of $863.

We used $10,745 in cash for investing activities during the first six months of 2016. The Company acquired Accutronics in the 2016 period utilizing cash of $11,161, which was partially offset by the cash acquired from Accutronics of $1,304. Cash paid for capital expenditures totaled $888 and $884 in the first six months of 2016 and 2015, respectively. Cash utilized to repurchase shares under the Company’s share repurchase program during the 2016 six-month period was $607.

As of June 26, 2016, we had made commitments to purchase approximately $662 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program which became effective on May 1, 2014, under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program was extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program was increased to 3.4 million shares.

During the three and six month period ended June 26, 2016, the Company repurchased 149,904 shares under this program for a total cost (excluding fees and commissions) of $603. During the six month period ended June 28, 2015, the Company repurchased 1,476,855 shares under this program for a total cost (excluding fees and commissions) of $5,805.

From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20,000 secured asset-based revolving credit facility that includes a $1,000 letter of credit sub-facility. As of June 26, 2016, we had approximately $11,021 of borrowing capacity under our $20,000 Credit Facility with PNC Bank, and we had borrowings of $831 under the Credit Facility.

Our available borrowing limit under the Credit Facility is based on a borrowing base formula equal to a percentage of accounts receivable, inventory and eligible foreign in-transit inventory. Interest is payable quarterly and accrues on outstanding indebtedness under the Credit Agreement at either a LIBOR-based rate or an alternate base rate, as defined in the Credit Agreement. The applicable interest rate was 2.45% at June 26, 2016. We pay a quarterly fee on the Credit Facility’s unused availability at 0.375% per annum.

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

During the first six months of 2016, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding second quarter 2016 purchases of common stock under the Company’s stock repurchase program. Under the repurchase program, the Board of Directors authorized the repurchase of up to 1.8 million shares of the Company’s Common Stock through April 30, 2015. The Board of Directors extended the program through June 2, 2016 and expanded the maximum number of shares authorized to be repurchased from 1.8 million shares to 3.4 million shares. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.

From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

March 28 – April 24	-	-	-	957,809
April 25 – May 22	139,150	$4.01	139,150	818,659
May 23 – June 2	10,754	$4.14	10,754	-
Total	149,904	$4.02	149,904	-

(1)Average Price Paid Per Share excludes fees and commissions related to such repurchases. Including these costs, the average price paid per share for all purchases under the Share Repurchase Program for the period March 28, 2016 through June 2, 2016 is $4.05.

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

ULTRALIFE CORPORATION
(Registrant)

Date: July 28, 2016	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	By:	/s/ Philip A. Fain
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