Form 10-Q
period 2016-09-25
ULTRALIFE CORP
filed 2016-10-27
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 25, 2016

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

Yes [   ] No [ X ]

The number of shares outstanding of the registrant's common stock was 15,235,246, net of 4,013,695 treasury shares, as of October 27, 2016.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 25, 2016 (unaudited) and December 31, 2015	3

	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Month Periods Ended September 25, 2016 and September 27, 2015 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 25, 2016 and September 27, 2015 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

	Signatures	31

	Index to Exhibits	32

PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	September 25,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,650	$14,393
Restricted cash	82	140
Trade accounts receivable, net of allowance for doubtful accounts of $285 and $300, respectively	12,888	11,430
Inventories, net	24,877	23,814
Prepaid expenses and other current assets	2,600	1,900
Due from insurance company	-	177
Deferred income taxes	92	92
Total current assets	47,189	51,946
Property, equipment and improvements, net	8,551	9,038
Goodwill	20,263	16,283
Intangible assets, net	7,481	3,946
Security deposits and other non-current assets	73	309
Total assets	$83,557	$81,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,323	$6,494
Accrued compensation and related benefits	1,264	2,377
Accrued expenses and other current liabilities	3,690	1,749
Income taxes payable	199	227
Total current liabilities	11,476	10,847
Deferred income taxes	5,500	4,631
Other non-current liabilities	28	28
Total liabilities	17,004	15,506

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 19,245,357 shares at September 25, 2016 and 19,181,815 shares at December 31, 2015; outstanding – 15,231,662 shares at September 25,2016 and 15,322,155 at December 31, 2015	1,925	1,918
Capital in excess of par value	177,737	177,007
Accumulated deficit	(92,287)	(94,051)
Accumulated other comprehensive loss	(2,221)	(907)
Treasury stock - at cost; 4,013,695 shares at September 25, 2016 and 3,859,660 shares at December 31, 2015	(18,433)	(17,808)
Total Ultralife Corporation equity	66,721	66,159
Non-controlling interest	(168)	(143)
Total shareholders’ equity	66,553	66,016

Total liabilities and shareholders' equity	$83,557	$81,522

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(In Thousands except per share amounts)

(unaudited)

	Three month periods ended		Nine month periods ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015

Revenues	$19,631	$19,044	$60,835	$57,176
Cost of products sold	13,634	13,144	42,533	39,410
Gross profit	5,997	5,900	18,302	17,766

Operating expenses:
Research and development	1,357	1,224	4,438	3,917
Selling, general and administrative	3,502	3,503	11,745	11,037
Total operating expenses	4,859	4,727	16,183	14,954

Operating income	1,138	1,173	2,119	2,812

Other (expense) income:
Interest and financing expense	(50)	(65)	(213)	(195)
Miscellaneous	20	70	46	39
Income before income tax provision	1,108	1,178	1,952	2,656
Income tax provision	92	130	213	312

Net income	1,016	1,048	1,739	2,344

Net loss (income) attributable to non-controlling interest	3	(1)	25	23

Net income attributable to Ultralife Corporation	1,019	1,047	1,764	2,367

Other comprehensive loss:
Foreign currency translation adjustment	(613)	(349)	(1,314)	(283)

Comprehensive income attributable to Ultralife Corporation	$406	$698	$450	$2,084

Net income per share attributable to Ultralife common shareholders – basic	$.07	$.07	$.12	$.14

Net income per share attributable to Ultralife common shareholders – diluted	$.07	$.07	$.11	$.14

Weighted average shares outstanding – basic	15,207	15,633	15,262	16,503
Potential common shares	91	107	184	47
Weighted average shares outstanding - diluted	15,298	15,740	15,446	16,550

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine month periods ended
	September 25,	September 27,
	2016	2015
OPERATING ACTIVITIES:
Net income	$1,739	$2,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,698	1,795
Amortization of intangible assets	403	180
Amortization of financing fees	55	53
Stock-based compensation	555	439
Loss on long-lived asset disposals	-	36
Deferred income tax expense	165	165
Changes in operating assets and liabilities:
Accounts receivable	(283)	(29)
Inventories	755	2,621
Prepaid expenses and other assets	176	(631)
Accounts payable and other liabilities	(1,695)	455
Net cash provided by operating activities	3,568	7,428

INVESTING ACTIVITIES:
Acquisition of Accutronics, net of cash acquired	(9,857)	-
Cash paid for property, equipment and improvements	(990)	(1,310)
Change in restricted cash	60	12
Net cash used in investing activities	(10,787)	(1,298)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	(607)	(9,266)
Proceeds from debt borrowings	3,030	-
Payments of debt borrowings	(3,030)	-
Return of security deposit	-	49
Proceeds from stock option exercise	181	28
Net cash used in financing activities	(426)	(9,189)

Effect of exchange rate changes on cash and cash equivalents	(98)	(67)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,743)	(3,126)

Cash and cash equivalents, beginning of period	14,393	17,711
Cash and cash equivalents, end of period	$6,650	$14,585

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

The allocation of purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below (in thousands). Management is responsible for determining the fair value of the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Management considered a number of factors, including reference to an analysis performed under FASB ASC Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. The originally reported purchase price allocation has been updated based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, adjustments were made which reduced identifiable intangible assets and property, plant and equipment by $402 and $99, respectively, and increased prepaids and other current assets, inventory, deferred income taxes on intangible assets and goodwill by $291, $75, $72 and $63, respectively.

Cash	$1,304
Accounts Receivable	1,344
Inventory	2,167
Prepaids and Other Current Assets	584
Property, Plant & Equipment	269
Identifiable Intangible Assets	4,374
Goodwill	4,446
Accounts Payable	(1,009)
Accrued Expenses	(1,136)
Income Taxes Payable	(111)
Non-Current Liabilities	(209)
Deferred Income Taxes	(74)
Deferred Income Taxes on Intangible Assets	(788)

Total Consideration	$11,161

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

The identifiable intangible assets included in the Company’s purchase price allocation represent customer contracts and relationships of $2,820, intellectual property of $1,132 and tradename of $421 which are amortized straight-line over a period ranging from 10 to 15 years.

During the nine-month period ended September 25, 2016, direct acquisition costs of $251 and increased cost of sales related to purchase accounting adjustments of $96 for inventory acquired were recorded in the Company’s Consolidated Statement of Income and Comprehensive Income. Accutronics contributed revenue of $7,551 and an operating loss of $61 during the nine-month period ended September 25, 2016, reflecting the purchase accounting adjustments and non-recurring costs directly related to the acquisition.

Set forth below is the unaudited pro forma results of the Company and Accutronics for the nine-month period ended September 27, 2015 as if the acquisition occurred as of January 1, 2015 along with the reported results for the nine-month period ended September 25, 2016 which includes the consolidation of Accutronics (in thousands, except per share amounts). The unaudited pro forma results include purchase accounting adjustments to reflect the restatement of inventory to estimated fair value and the resulting increase in cost of sales for the sale of the inventory during this nine-month period, direct acquisition costs and the amortization of intangible assets resulting from the purchase price allocation.

	Nine Months Ended
	Sept. 27, 2015	Sept. 25, 2016

Revenue	$67,193	$60,835
Operating Income	$3,206	$2,119
Net Income	$2,589	$1,764
Earnings Per Share:
Basic	$.16	$.12
Diluted	$.16	$.11

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

During the nine month period ended September 25, 2016, the Company repurchased 149,904 shares under this program for a total cost (excluding fees and commissions) of $603. During the nine month period ended September 27, 2015, the Company repurchased 2,225,437 shares under this program for a total cost (excluding fees and commissions) of $9,162.

From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of net inventories was:

	September 25,	December 31,
	2016	2015
Raw Materials	$13,297	$11,602
Work In Process	1,771	1,560
Finished Goods	9,809	10,652
Total	$24,877	$23,814

The September 25, 2016 inventories include $1,868 for Accutronics, which was acquired in January 2016.

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	September 25,	December 31,
	2016	2015
Land	$123	$123
Buildings and Leasehold Improvements	7,785	7,490
Machinery and Equipment	50,044	49,609
Furniture and Fixtures	1,980	1,974
Computer Hardware and Software	5,021	4,585
Construction In Process	619	745
	65,572	64,526
Less-Accumulated Depreciation	(57,021)	(55,488)
Property, Equipment and Improvements, net	$8,551	$9,038

Depreciation expense for property, equipment and improvements was as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2016	2015	2016	2015
Depreciation Expense	$533	$617	$1,698	$1,795

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the nine-month periods ended September 25, 2016 and September 27, 2015:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2014	$4,914	$11,493	$16,407
Effect of Foreign Currency Translation	(80)	-	(80)
Balance – September 27, 2015	4,834	11,493	16,327
Effect of Foreign Currency Translation	(44)	-	(44)
Balance - December 31, 2015	4,790	11,493	16,283
Acquisition of Accutronics	4,446	-	4,446
Effect of Foreign Currency Translation	(466)	-	(466)
Balance – September 25, 2016	$8,770	$11,493	$20,263

b. Intangible Assets

The composition of intangible assets was:

	at September 25, 2016
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,413	$-	$3,413
Patents and Technology	5,504	4,373	1,131
Customer Relationships	6,516	3,940	2,576
Distributor Relationships	377	365	12
Trade Name	377	28	349
Total Intangible Assets	$16,187	$8,706	$7,481

	at December 31, 2015
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,411	$-	$3,411
Patents and Technology	4,482	4,217	265
Customer Relationships	3,971	3,716	255
Distributor Relationships	370	355	15
Total Intangible Assets	$12,234	$8,288	$3,946

Amortization expense for intangible assets was as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2016	2015	2016	2015
Amortization Included In:
Research and Development	$49	$32	$152	$97
Selling, General and Administrative	80	29	251	83
Total Amortization Expense	$129	$61	$403	$180

The change in the cost value of total intangible assets from December 31, 2015 to September 25, 2016 is a result of the acquisition of Accutronics and the effect of foreign currency translations.

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

Our available borrowing limit under the Credit Facility is based on a borrowing base formula equal to a percentage of accounts receivable, inventory and eligible foreign in-transit inventory. Interest is payable quarterly and accrues on outstanding indebtedness under the Credit Agreement at either a LIBOR-based rate or an alternate base rate, as defined in the Credit Agreement. The applicable interest rate was 4.5% at September 25, 2016. We pay a quarterly fee on the Credit Facility’s unused availability at 0.375% per annum.

As of September 25, 2016, we had approximately $10,660 of borrowing capacity under our $20,000 Credit Facility with PNC Bank, and we had no borrowings under the Credit Facility. At September 27, 2015, the Company had no borrowings or outstanding letters of credit under the Credit Facility.

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2016	2015	2016	2015
Stock Options	$197	$112	$525	$368
Restricted Stock Grants	8	23	30	71
Total	$205	$135	$555	$439

These are more fully discussed as follows:

a. Stock Options

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 25, 2016, there was $666 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.25 years.

The following table summarizes stock option activity for the nine-month period ended September 25, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,257,969	$6.30
Granted	346,000	4.71
Exercised	(47,642)	3.81
Forfeited or Expired	(64,651)	8.02
Outstanding at Sept. 25, 2016	2,491,676	6.08	3.46	$246
Vested and Expected to Vest at Sept. 25, 2016	2,347,190	6.17	3.26	$226
Exercisable at Sept. 25, 2016	1,392,204	$4.90	2.17	$168

The following assumptions were used to value stock options granted during the nine months ended September 25, 2016:

Risk-Free Interest Rate	0.89%
Volatility Factor	48.08%
Dividends	0.00%
Weighted Average Expected Life (Years)	2.82

The weighted average grant date fair value of options granted during the nine months ended September 25, 2016 was $2.01.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first nine months of 2016 or 2015.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 25, 2016 and September 27, 2015 was $106 and $19, respectively. Cash received from stock option exercises for the nine-month periods ended September 25, 2016 and September 27, 2015 was $181 and $28, respectively.

b. Restricted Stock Awards

In September 2014, 49,200 shares of restricted stock were awarded to certain of our employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. In September 2016, 15,900 shares of the awarded restricted stock vested and the Company repurchased 4,131 shares to satisfy the statutory tax withholding on shares vested for certain employees. There is $15 of unrecognized compensation cost related to these restricted shares at September 25, 2016.

9.	INCOME TAXES

We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended September 25, 2016 and September 27, 2015, we recorded $92 and $130, respectively, in income tax expense. For the nine-month periods ended September 25, 2016 and September 27, 2015, we recorded $213 and $312, respectively, in income tax expense. These are detailed as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2016	2015	2016	2015
Current Income Tax Provision:
Foreign	$12	$44	$(1)	$87
Federal	21	26	38	48
State	4	5	11	12
Deferred Income Tax Provision	55	55	165	165
Total	$92	$130	$213	$312

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

Our effective consolidated tax rates for the three and nine-month periods ended September 25, 2016 and September 27, 2015 were:

	Three-Month Periods Ended		Nine-Month Periods Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2016	2015	2016	2015

Income Before Income Taxes (a)	$1,108	$1,178	$1,952	$2,656

Income Tax Provision (b)	92	130	213	312

Effective Income Tax Rate (b/a)	8.3%	11.0%	10.9%	11.7%

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

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended September 25, 2016, 758,593 stock options and 15,900 restricted stock units were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 91,041 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended September 27, 2015, 1,026,282 stock options and 34,200 restricted stock units were included in the calculation of Diluted EPS resulting in 107,000 additional shares in the calculation of fully diluted earnings per share. For the nine-month periods ended September 25, 2016 and September 27, 2015, 1,139,843 and 431,532 stock options and 15,900 and 34,200 restricted stock units, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 184,564 and 47,000 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 1,733,083 and 1,264,422 outstanding stock options for the three-month periods ended September 25, 2016 and September 27, 2015, respectively, that were not included in EPS as the effect would be anti-dilutive. There were 1,351,833 and 1,859,172 outstanding stock options for the nine-month periods ended September 25, 2016 and September 27, 2015, respectively, that were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

a. Purchase Commitments

As of September 25, 2016, we have made commitments to purchase approximately $493 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2016 and 2015 were as follows:

	Nine-Month Periods Ended
	Sept. 25, 2016	Sept. 27, 2015
Accrued Warranty Obligations – Beginning	$192	$376
Accruals for Warranties Issued	30	16
Settlements Made and Effect of Foreign Currency Translation	(43)	(34)
Accrued Warranty Obligations – Ending	$179	$358

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

The components of segment performance were as follows:

Three-Month Period Ended September 25, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$14,943	$4,688	$-	$19,631
Segment Contribution	4,522	1,475	(4,859)	1,138
Interest, Financing and Miscellaneous Expense, Net			(30)	(30)
Tax Provision			(92)	(92)
Non-Controlling Interest			3	3
Net Income Attributable to Ultralife				$1,019
Total Assets	$42,394	$32,129	$9,034	$83,557

Three-Month Period Ended September 27, 2015:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$16,390	$2,654	$-	$19,044
Segment Contribution	4,774	1,126	(4,727)	1,173
Interest, Financing and Miscellaneous Expense, Net			5	5
Tax Provision			(130)	(130)
Non-Controlling Interest			(1)	(1)
Net Income Attributable to Ultralife				$1,047
Total Assets	$35,828	$28,191	$17,333	$81,352

Nine-Month Period Ended September 25, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$47,142	$13,693	$-	$60,835
Segment Contribution	14,404	3,898	(16,183)	2,119
Interest, Financing and Miscellaneous Expense, Net			(167)	(167)
Tax Provision			(213)	(213)
Non-Controlling Interest			25	25
Net Income Attributable to Ultralife				$1,764

Nine-Month Period Ended September 27, 2015:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$48,638	$8,538	$-	$57,176
Segment Contribution	14,100	3,666	(14,954)	2,812
Interest, Financing and Miscellaneous Expense, Net			(156)	(156)
Tax Provision			(312)	(312)
Non-Controlling Interest			23	23
Net Income Attributable to Ultralife				$2,367

13.	DUE FROM INSURANCE COMPANY

In June 2011, we experienced a fire that damaged certain inventory and machinery and equipment at our facility in China. The total amount of the loss pertaining to assets and the related expenses was approximately $1,589. We have pursued a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We had received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. Since the filing of the claim and through June 26, 2016, we reflected a receivable from the insurance company of $177, net of our deductible of approximately $126, representing additional proceeds expected to be received. On September 6, 2016, our claim was finalized with the insurance company resulting in a $55 loss included in our third quarter 2016 results.

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

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

Overview

Consolidated revenues of $19,631 for the three-month period ended September 25, 2016, increased by $587 or 3.1%, from $19,044 during the three-month period ended September 27, 2015, reflecting the Company’s acquisition of Accutronics in January 2016 and higher revenues from our Communications Systems business driven by shipments of Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems.

Gross profit for the three-month period ended September 25, 2016 was $5,997, or 30.5% of revenues, compared to $5,900, or 31.0% of revenues, for the same quarter a year ago. The 50 basis point reduction in gross margin resulted from the sales mix of products for our Communications Systems business which offset an increase in gross margin for our Battery & Energy Products business.

Operating expenses increased to $4,859 during the three-month period ended September 25, 2016, compared to $4,727 during the three-month period ended September 27, 2015. The increase of $132 or 2.8% was fully attributable to Accutronics which contributed $654 of operating expenses in the third quarter. Excluding Accutronics, operating expenses decreased $522 or 11.0% due primarily to strict control over discretionary spending while focusing on the development of new products and revenue growth.

Operating income for the three-month period ended September 25, 2016 was $1,138 or 5.8% of revenues, compared to $1,173 or 6.2% for the year-earlier period. The year-over-year decrease in operating income primarily reflects the slightly higher operating expenses and the impact of the 50 basis point decline in gross margin in the 2016 period.

Net income attributable to Ultralife was $1,019 or $0.07 per share, for the three-month period ended September 25, 2016, compared to $1,047 or $0.07 per share for the three-month period ended September 27, 2015.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation expenses, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,046 in the third quarter of 2016 compared to $2,055 in the third quarter of 2015. See the section “Adjusted EBITDA” beginning on Page 25 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Primarily as a result of our acquisition of Accutronics on January 13, 2016, together with the purchase of shares under the Company’s share repurchase program, we utilized $7,743 of cash and cash equivalents for the nine-month period ended September 25, 2016. Accordingly, cash and cash equivalents decreased from $14,393 at December 31, 2015 to $6,650 at September 25, 2016.

Although weak economic conditions continued to constrain revenue growth, we delivered operating income for the third quarter that was more than double the second quarter, and profitability for the eighth consecutive quarter. We also remain poised to achieve profitable growth for 2016. Finally, we continue to build resources to support investments in organic and inorganic growth opportunities through greater operating leverage and inventory reductions.

Results of Operations

Three-month periods ended September 25, 2016 and September 27, 2015

Revenues. Consolidated revenues for the three-month period ended September 25, 2016 amounted to $19,631, an increase of $587 or 3.1%, from the $19,044 reported for the three-month period ended September 27, 2015.

Battery & Energy Products revenues decreased $1,447 or 8.8%, to $14,943 for the three-month period ended September 25, 2016 from $16,390 for the three-month period ended September 27, 2015. Commercial revenues for the third quarter of 2016 increased 14.1% over the prior year period, reflecting Accutronics sales, which partially offset the year earlier sales demand for our 9-Volt batteries from large global smoke detector OEM’s to comply with legislation and trends in certain European Union countries for products lasting ten years and large shipments of batteries to service the metering and toll pass industries in China. Sales to medical customers in the 2016 period increased by 6.0% over 2015 when excluding Accutronics and almost doubled when including Accutronics. Government and defense sales decreased 35.1% from the 2015 period due primarily to lower shipments to a large international prime defense supplier, and lower shipments of primary batteries to the U.S. Department of Defense, which was partially offset by higher charger shipments to an international defense customer.

Communications Systems revenues increased $2,034 or 76.6%, from $2,654 during the three-month period ended September 27, 2015 to $4,688 for the three-month period ended September 25, 2016. This increase is attributable to shipments of VIPER systems.

Cost of Products Sold. Cost of products sold totaled $13,634 for the quarter ended September 25, 2016, an increase of $490, or 3.7%, from the $13,144 reported for the same quarter a year ago. Consolidated cost of products sold as a percentage of total revenue increased to 69.5% for the three-month period ended September 25, 2016 from 69.0% for the three-month period ended September 27, 2015. Correspondingly, consolidated gross margin was 30.5% for the three-month period ended September 25, 2016, compared with 31.0% for the three-month period ended September 27, 2015, reflecting the mix of products sold associated with the Communications Systems business which offset an increase in gross margin for our Battery & Energy Products business.

In our Battery & Energy Products segment, cost of products sold decreased $1,196 or 10.3%, to $10,420 for the three-month period ended September 25, 2016 from $11,616 during the three-month period ended September 27, 2015. Battery & Energy Products’ gross profit for the third quarter of 2016 was $4,523 or 30.3% of revenues, a decrease of $251 or 5.3%, from gross profit of $4,774 or 29.1% of revenues for the third quarter of 2015. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended September 25, 2016 by 120 basis points, reflecting favorable product mix including the higher gross margins realized by Accutronics.

In our Communications Systems segment, the cost of products sold increased by $1,686 or 110.3% from $1,528 during the three-month period ended September 27, 2015 to $3,214 during the three-month period ended September 25, 2016 due to higher sales in 2016. Communications Systems’ gross profit for the third quarter of 2016 was $1,474 or 31.4% of revenues, an increase of $348 or 30.9%, from gross profit of $1,126 or 42.4% of revenues, for the third quarter of 2015. The 1,150 basis points decrease in gross margin as a percentage of revenue during 2016 is driven by the mix of products sold.

Operating Expenses. Operating expenses for the three-month period ended September 25, 2016 totaled $4,859, an increase of $132 or 2.8% from the $4,727 recorded during the three-month period ended September 27, 2015. The increase was fully attributable to the acquisition of Accutronics, which contributed operating expenses of $654 in the third quarter, including $84 of intangible asset amortization. Excluding Accutronics results, operating expenses decreased $522 or 11.0% due primarily to strict control over discretionary spending while focusing on the development of new products and revenue growth.

Overall, operating expenses as a percentage of revenues were 24.8% for the quarter ended September 25, 2016 equal to the 24.8% for the quarter ended September 27, 2015. Amortization expense associated with intangible assets related to our acquisitions was $129, including $84 for Accutronics, for the third quarter of 2016 ($80 in selling, general and administrative expenses and $49 in research and development costs), compared with $61 for the third quarter of 2015 ($29 in selling, general, and administrative expenses and $32 in research and development costs). Research and development costs were $1,357 for the three-month period ended September 25, 2016, an increase of $133 or 10.9%, from $1,224 for the three-months ended September 27, 2015. The increase is attributable to $116 of research and development costs (including intangible asset amortization of $26) incurred by Accutronics. Selling, general, and administrative expenses of $3,502 incurred during the third quarter of 2016 were slightly below the $3,503 for the third quarter of 2015. This reflects the continued actions in the core businesses to reduce discretionary expenses which offset the inclusion of Accutronics results which contributed $537 (including intangible asset amortization of $58) of selling, general and administrative expenses for the third quarter.

Other Income (Expense). Other income (expense) totaled ($30) for the three-month period ended September 25, 2016 compared to $5 for the three-month period ended September 27, 2015. Interest and financing expense was $50 for the third quarter of 2016 compared to $65 for the 2015 period. Miscellaneous income (expense) amounted to $20 for the third quarter of 2016 compared with $70 for the third quarter of 2015, primarily due to transactions impacted by foreign currency fluctuations between the U.S. dollar relative to Pounds Sterling and the Euro.

Income Taxes. We reflected a tax provision of $92 for the third quarter of 2016 compared to $130 for the third quarter of 2015, a reduction of $38. The decrease results from the domestic and international mix of our sales and operations.

See Note 9 in the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and net income attributable to Ultralife common shareholders per diluted share was $1,019 and $0.07, respectively, for the three months ended September 25, 2016, compared to $1,047 and $0.07, respectively, for the three months ended September 27, 2015. Average common shares outstanding used to compute diluted earnings per share decreased from 15,740,000 in the third quarter of 2015 to 15,298,000 in the third quarter of 2016 due primarily to the repurchase of shares under the Company’s share repurchase program up through its expiration on June 2, 2016.

Nine-Month Periods ended September 25, 2016 and September 27, 2015

Revenues. Consolidated revenues for the nine-month period ended September 25, 2016 amounted to $60,835, an increase of $3,659 or 6.4%, from the $57,176 reported for the nine-month period ended September 27, 2015.

Battery & Energy Products revenues decreased $1,496, or 3.1%, from $48,638 for the nine-month period ended September 27, 2015 to $47,142 for the nine-month period ended September 25, 2016. Commercial revenues of this business increased 12.7% over the 2015 nine-month period and now comprise 60.7% of total segment sales versus 52.2% last year. The year-over-year increase resulted from the inclusion of Accutronics sales, which offset the year-earlier demand for our 9-Volt batteries from large global smoke detector OEM’s to comply with legislation and trends in certain European Union countries for products lasting ten years and large shipments of batteries to service the metering and toll pass industries in China. Government and defense sales of this business decreased 20.6% from the 2015 nine-month period and now comprise 39.3% of total segment sales versus 47.8% last year. The year-over-year decline was due primarily to the lower battery and charger shipments to a large international prime defense supplier and lower shipments of primary batteries to the U.S. Department of Defense in 2015.

Communications Systems revenues increased $5,155, or 60.4%, from $8,538 during the nine-month period ended September 25, 2015 to $13,693 for the nine-month period ended September 25, 2016, reflecting shipments of VIPER systems which more than offset a decrease in core product sales due to closing and funding delays associated with some orders which are expected to ship in subsequent quarters.

Cost of Products Sold. Cost of products sold totaled $42,533 for the nine-month period ended September 25, 2016, an increase of $3,123 or 7.9%, from the $39,410 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 68.9% for the nine-month period ended September 27, 2015 to 69.9% for the nine-month period ended September 25, 2016. Correspondingly, consolidated gross margin was 30.1% for the nine-month period ended September 25, 2016, compared with 31.1% for the nine-month period ended September 27, 2015, due primarily to product mix impacting the Communications Systems segment and a one-time adjustment to increase the opening inventory of Accutronics to fair market value in accordance with purchase accounting.

For our Battery & Energy Products segment, the cost of products sold decreased $1,800 or 5.2%, from $34,538 during the nine-month period ended September 27, 2015 to $32,738 during the nine-month period ended September 25, 2016. Battery & Energy Products’ gross profit for the 2016 nine-month period was $14,404 or 30.6% of revenues, an increase of $304 or 2.2% from gross profit of $14,100, or 29.0% of revenues, for the 2015 nine-month period. As a result, Battery & Energy Products’ gross margin as a percentage of revenues increased for the nine-month period ended September 27, 2015 by 160 basis points, reflecting favorable product mix including the higher overall gross margins recognized for Accutronics products.

For our Communications Systems segment, the cost of products sold increased by $4,923 or 101.0% from $4,872 during the nine-month period ended September 27, 2015 to $9,795 during the nine-month period ended September 25, 2016. Communications Systems’ gross profit for the first nine months of 2016 was $3,898 or 28.5% of revenues, an increase of $232 or 6.3% from gross profit of $3,666 or 42.9% of revenues, for the third quarter of 2015. The 1,440 basis points decrease in gross margin as a percentage of revenue during 2016 is due to unfavorable sales product mix.

Operating Expenses. Total operating expenses for the nine-month period ended September 25, 2016 totaled $16,183, an increase of $1,229 or 8.2% from the $14,954 recorded during the nine-month period ended September 27, 2015. This increase was fully attributable to the acquisition of Accutronics on January 13, 2016, which contributed operating expenses of $2,196 in 2016, including $203 of one-time direct acquisition costs and $268 of intangible asset amortization. Excluding Accutronics results, operating expenses decreased $967 or 6.5% due primarily to strict control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 26.6% for the nine-month period ended September 25, 2016 compared to 26.2% for the comparable 2015 period. Amortization expense associated with intangible assets related to our acquisitions was $403, including $267 for Accutronics, for the first nine months of 2016 ($251 in selling, general and administrative expenses and $152 in research and development costs), compared with $180 for the first nine months of 2015 ($83 in selling, general, and administrative expenses and $97 in research and development costs). Research and development costs were $4,438 for the nine-month period ended September 25, 2016, an increase of $521, or 13.3%, from $3,917 for the nine-months ended September 27, 2015. The increase is comprised of $460 of research and development costs (including intangible asset amortization of $82) incurred by Accutronics and an increase of $61 due to the higher level of new product development spending in the 2016 period in response to the internal new product development and the level of requests for proposals. Selling, general, and administrative expenses increased $708 or 6.4%, from $11,037 during the first nine months of 2015 to $11,745 during the first nine months of 2016. The increase is fully attributable to the inclusion of Accutronics results and the one-time direct acquisition costs which contributed $1,736 (including intangible asset amortization of $186) of selling, general and administrative expenses for the 2016 period, partially offset by continued actions in the core businesses to reduce discretionary expenses.

Other Income (Expense). Other (expense) totaled $(167) for the nine-month period ended September 25, 2016 compared to $(156) for the nine-month period ended September 27, 2015. Interest and financing expense increased $18 to $213 for the 2016 period from $195 for the comparable period in 2015, as a result of one-time costs of $48 associated with the acquisition of Accutronics. Miscellaneous income (expense) amounted to $46 for the first nine months of 2016 compared with $39 for the first nine months of 2015, primarily due to the impact of foreign currency fluctuation between the U. S. dollar, Pounds Sterling and the Euro.

Income Taxes. We reflected a tax provision of $213 for the first three quarters of 2016 compared with a tax provision of $312 for the first three quarters of 2015. The decrease of $99 or 31.7% was due to the amounts and geographic mix of earnings as well as the tax benefit associated with the acquisition costs related to Accutronics. The effective consolidated tax rates for the three and nine-month periods ended September 25, 2016 and September 27, 2015 were:

	Three-Month Periods Ended		Nine-Month Periods Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2016	2015	2016	2015

Income Before Income Taxes (a)	$1,108	$1,178	$1,952	$2,656

Income Tax Provision (b)	92	130	213	312

Effective Income Tax Rate (b/a)	8.3%	11.0%	10.9%	11.7%

See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $1,764 and $0.11, respectively, for the nine months ended September 25, 2016, compared to $2,367 and $0.14, respectively, for the nine months ended September 27, 2015. The 2016 period was impacted by the purchase accounting adjustments and non-recurring costs totaling $343 related to the acquisition of Accutronics, equivalent to $0.02 per share. Average common shares outstanding used to compute diluted earnings per share decreased from 16,550,000 in the 2015 period to 15,446,000 in the 2016 period, mainly due to the repurchase of shares under the Company’s share repurchase plan.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended		Nine-Month Periods Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2016	2015	2016	2015

Net Income Attributable to Ultralife	$1,019	$1,047	$1,764	$2,367
Add:
Interest and Financing Expense, Net	50	65	213	195
Income Tax Provision	92	130	213	312
Depreciation Expense	533	617	1,698	1,795
Amortization of Intangible Assets & Financing Fees	147	61	457	180
Stock-Based Compensation Expense	205	135	555	439
Non-Cash Purchase Accounting Adjustments		-	96	-
Other		-	12	36
Adjusted EBITDA	$2,046	$2,055	$5,008	$5,324

Liquidity and Capital Resources

As of September 25, 2016, cash and cash equivalents totaled $6,650, a decrease of $7,743 from the beginning of the year primarily attributable to the Company’s acquisition of Accutronics. During the nine-month period ended September 25, 2016, we generated $3,568 of cash from our operating activities as compared to $7,428 during the nine-month period ended September 27, 2015, a decrease of $3,860. Cash generated by operations in 2016 consisted of cash provided from net income attributable to Ultralife of $1,739, non-cash expenses (depreciation, amortization and stock-based compensation) totaling $2,711 and a decrease in inventory of $755. This was partially offset by a net decrease in accounts payable and other working capital items of $1,637 due in large part to payment of the inventory procured associated with servicing backlog. Cash generated from operations in 2015 included our net income of $2,344 plus non-cash expenses (depreciation, amortization and stock-based compensation) totaling $2,502, and cash provided by a $2,621 decrease in inventories, and $455 increase in accounts payable and other liabilities, offset partially by a net increase in prepaid expenses and other working capital items of $495.

We used $10,787 in cash for investing activities during the first nine months of 2016. The Company acquired Accutronics in the 2016 period utilizing cash of $11,161, which was partially offset by the cash acquired from Accutronics of $1,304. Cash paid for capital expenditures totaled $990 and $1,310 in the first nine months of 2016 and 2015, respectively. Cash utilized to repurchase shares under the Company’s share repurchase program during the 2016 nine-month period was $607.

As of September 25, 2016, we had made commitments to purchase approximately $493 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

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

During the nine month period ended September 25, 2016, the Company repurchased 149,904 shares under this program for a total cost (excluding fees and commissions) of $603. During the nine month period ended September 27, 2015, the Company repurchased 2,225,437 shares under this program for a total cost (excluding fees and commissions) of $9,162.

From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20,000 secured asset-based revolving credit facility that includes a $1,000 letter of credit sub-facility. As of September 25, 2016, we had approximately $10,660 of borrowing capacity under our $20,000 Credit Facility with PNC Bank, and we had no borrowings of under the Credit Facility.

Our available borrowing limit under the Credit Facility is based on a borrowing base formula equal to a percentage of accounts receivable, inventory and eligible foreign in-transit inventory. Interest is payable quarterly and accrues on outstanding indebtedness under the Credit Agreement at either a LIBOR-based rate or an alternate base rate, as defined in the Credit Agreement. The applicable interest rate was 4.5% at September 25, 2016. We pay a quarterly fee on the Credit Facility’s unused availability at 0.375% per annum.

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

During the first nine months of 2016, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under the Company’s Share Repurchase Program, the Board of Directors authorized the repurchase of up to 1.8 million shares of the Company’s Common Stock through April 30, 2015. The Board of Directors extended the program through June 2, 2016 and expanded the maximum number of shares authorized to be repurchased from 1.8 million shares to 3.4 million shares. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.

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

ULTRALIFE CORPORATION (Registrant)

Date: October 27, 2016	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2016	By:	/s/ Philip A. Fain
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