Form 10-K
period 2016-12-31
ULTRALIFE CORP
filed 2017-02-09
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

On June 26, 2016, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $46,435,667 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 24, 2016.

As of February 8, 2017, the registrant had 15,363,658 shares of common stock outstanding, net of 4,015,752 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on July 18, 2017 are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

TABLE OF CONTENTS

	ITEM		PAGE

PART I	1	Business	3

	1A	Risk Factors	14

	1B	Unresolved Staff Comments	22

	2	Properties	22

	3	Legal Proceedings	23

	4	Mine Safety Disclosures	23

PART II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

	6	Selected Financial Data	25

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	7A	Quantitative and Qualitative Disclosures About Market Risk	35

	8	Financial Statements and Supplementary Data	36

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63

	9A	Controls and Procedures	63

	9B	Other Information	63

PART III	10	Directors, Executive Officers and Corporate Governance	64

	11	Executive Compensation	64

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64

	13	Certain Relationships and Related Transactions, and Director Independence	64

	14	Principal Accountant Fees and Services	64

PART IV	15	Exhibits, Financial Statement Schedules	65

	Signatures		67

	Index to Exhibits		68

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers; potential costs because of the warranties we supply with our products and services; our efforts to develop new commercial applications for our products; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; our inability to comply with changes to the regulations for the shipment of our products; variability in our quarterly and annual results and the price of our common stock; possible impairments of our goodwill and other intangible assets; possible breaches in security and other disruptions; safety risks, including the risk of fire; negative publicity of Lithium-ion batteries; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; potential disruptions in our supply of raw materials and components; our exposure to foreign currency fluctuations; our customers’ demand falling short of volume expectations in our supply agreements; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to utilize our net operating loss carry-forwards; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control.

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

As used in this annual report, unless otherwise indicated, the terms “the Company”, “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and includes our wholly-owned subsidiaries, ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co., Ltd; Ultralife UK LTD and its wholly-owned subsidiary, Accutronics Ltd; Ultralife Batteries (UK) Ltd.; and our majority-owned joint venture Ultralife Batteries India Private Limited.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTITM, ABLETM, ACCUTRONICS™, ACCUPRO™, and ENTELLION™ brands. We have sales, operations and product development facilities in North America, Europe and Asia.

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes: Lithium 9-volt, cylindrical, thin cell and other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories. The Communications Systems segment includes: RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance.  As such, we report segment performance at the gross profit level and operating expenses as Corporate charges. (See Note 11 in the Notes to Consolidated Financial Statements.)

Our website address is www.ultralifecorporation.com. We make available free of charge via a hyperlink on our website (see Investor Relations link on the website) our annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We will provide copies of these reports upon written request to the attention of Philip A. Fain, CFO, Treasurer and Secretary, Ultralife Corporation, 2000 Technology Parkway, Newark, New York, 14513. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

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

We believe that our ability to design and produce lightweight, high-energy Lithium ion and Nickel Metal Hydride (NiMH) rechargeable batteries and charging systems in a variety of custom sizes, shapes, and thicknesses offers substantial benefits to our customers. We market Lithium ion and NiMH rechargeable batteries comprising cells manufactured by qualified cell manufacturers. Our rechargeable products can be used in a wide variety of applications including communications, medical and other portable electronic devices.

Within this segment, we also seek to fund the development of new products that we hope will advance our technologies through contracts with both government agencies and private sector third parties.

We continue to obtain development contracts for intellectual property that we believe will enhance our efforts to commercialize new products that we develop. Revenues in this segment that pertain to development or license contracts may vary widely each year, depending upon the quantity and size of contracts obtained.

Revenues for this segment for the year ended December 31, 2016 were $64,753 and segment contribution (gross profit) was $19,580.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications requirements, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle adapters, Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems and SATCOM systems. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in extreme environments. We market these products to all branches of the U.S. military and approved foreign defense organizations, as well as, U.S. and international prime defense contractors.

Revenues for this segment for the year ended December 31, 2016 were $17,707 and segment contribution (gross profit) was $5,528.

Corporate

We allocate revenues and cost of sales between the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.

There were no revenues for this category for the year ended December 31, 2016 and our corporate operating expenses were $21,345.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2016 Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 11 in the Notes to Consolidated Financial Statements.

History

Ultralife was formed as a Delaware corporation in December 1990. In March 1991, we acquired certain technology and assets from Eastman Kodak Company ("Kodak") relating to its 9-volt Lithium Manganese Dioxide non-rechargeable battery. In December 1992, we completed our initial public offering and became listed on NASDAQ.

In May 2006, we acquired ABLE New Energy Co., Ltd. (“ABLE”), an established manufacturer of Lithium batteries located in Shenzhen, China, which broadened our product offering, including a wide range of Lithium Thionyl Chloride and Lithium Manganese batteries, and provided additional exposure to new consumer markets.

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

Products, Services and Technology

Battery & Energy Products

A non-rechargeable battery is used until discharged and then replaced. The principal competing non-rechargeable battery technologies are Carbon zinc, alkaline and Lithium. We manufacture a range of non-rechargeable battery products based on Lithium Manganese Dioxide, Lithium Manganese Carbon Monofluoride hybrid, and Lithium Thionyl Chloride technologies.

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

We market our 9-volt Lithium batteries to OEM, distributor and retail markets including industrial electronics, safety and security, and medical. Typical applications include: smoke alarms, wireless alarm systems, bone growth stimulators, telemetry devices, blood analyzers, ambulatory infusion pumps and parking meters. A significant portion of the sales of our 9-volt battery is to major smoke alarm OEMs for use in their long-life smoke alarms. We also manufacture our 9-volt Lithium battery under private labels for a variety of companies. Additionally, we sell our 9-volt battery to the broader consumer market through national and regional retail chains and Internet retailers.

Our current 9-volt battery manufacturing capacity is adequate to meet forecasted customer demand over the next three years.

Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on Lithium Manganese Dioxide, Lithium Manganese Dioxide Carbon Monoflouride hybrid and Lithium Thionyl Chloride technologies, represent some of the most advanced Lithium power sources currently available. We market a wide range of cylindrical non-rechargeable Lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands. These include: D, C, 5/4 C, 1/2 AA, 2/3 A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, and one of the most widely used battery types in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications. With the introduction of our Lithium Carbon Monofluoride hybrid chemistry, we now offer a D-cell that has 100% more energy than the competing Li-SO2 D-cell.

We market our line of Lithium cells and batteries to the OEM market for commercial, defense, medical, asset tracking and search and rescue applications, among others. Significant commercial applications include pipeline inspection equipment, automatic re-closers and oceanographic devices. Asset tracking applications include RFID (Radio Frequency Identification) systems. Among the defense uses are manpack radios, night vision goggles, chemical agent monitors and thermal imaging equipment. Medical applications include: AED’s (Automated External Defibrillators), infusion pumps and telemetry systems. Search and rescue applications include: ELT’s (Emergency Locator Transmitters) for aircraft and EPIRB’s (Emergency Position Indicating Radio Beacons) for ships.

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

Sales and Marketing

We employ a staff of sales and marketing personnel in North America, Europe and Asia. We sell our products and services directly to commercial customers, including OEM’s, as well as government and defense agencies in the U.S. and abroad and have contractual arrangements with sales agents who market our products on a commission basis in defined territories. Every effort is made to adjust future prices accordingly, but the ability to adjust prices is generally based on market conditions.

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

During the year ended December 31, 2016 we had two major customers, both large defense primary contractors, which individually comprised 13% and 12% of our revenues, respectively, in 2016 and 2% and 23% of our revenues, respectively, in 2015. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2016, sales to U.S. and non-U.S. customers were approximately $45,094 and $37,366, respectively. In 2015, sales to U.S. and non-U.S. customers were approximately $46,741 and $29,686, respectively. For more information relating to revenues by country for the last two fiscal years and long-lived assets for the last two fiscal years by country of origin, see Note 11 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Battery & Energy Products

We target sales of our non-rechargeable products to manufacturers of security and safety equipment, medical devices, search and rescue equipment, specialty instruments, point of sale equipment and metering applications, as well as users of military equipment. Our strategy is to develop sales and marketing alliances with OEM’s and governmental agencies that utilize our batteries in their products, commit to cooperative research and development or marketing programs, and recommend our products for design-in or replacement use in their products. We are addressing these markets through direct contact by our sales and technical personnel, use of sales agents and stocking distributors, manufacturing under private label, and promotional activities.

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

We market our products to defense organizations in the U.S. and other countries. These efforts have resulted in our winning significant contracts. In September 2010, we were awarded a production contract by the Defense Logistics Agency for up to five years, with a maximum total potential of $42,100, to provide our BA-5390 non-rechargeable Lithium Manganese Dioxide batteries to the U.S. military. Production deliveries began in the first quarter of 2011. Through the completion of the contract in September 2015, we shipped BA-5390 batteries totaling $10,000. Subsequent to the completion of the contract, we continued to receive orders for BA-5390 batteries from the Defense Logistics Agency that we shipped in 2015 and 2016, and that are included in our 2017 backlog. A subsequent contract has not been awarded by the Defense Logistics Agency for BA -5390 batteries at this time.

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

At December 31, 2016 and 2015, our backlog related to Battery & Energy Products was approximately $23,100 and $18,500, respectively. The increase in our backlog related to Battery & Energy Products is primarily due to our acquisition of Accutronics, and higher demand for batteries from a large U.S.-based global defense contractor, government and defense suppliers and a global medical products OEM.  The 2016 backlog is related to orders that are expected to ship throughout 2017.

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

At December 31, 2016 and 2015, our backlog related to Communications Systems orders was approximately $3,000 and $8,400, respectively. The 2016 backlog related to Communications Systems reflects orders from a large U.S.-based global defense contractor. The 2015 backlog represents the award of an $8,200 order through an OEM for the U.S. Army for our McDowell Research Corporation (“MRC”) product – Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”), as well as integrated systems supporting OEM’s. The 2015 backlog was shipped in 2016, and the 2016 backlog is expected to ship in 2017.

Patents, Trade Secrets and Trademarks

We rely on licenses of technology as well as our patented and unpatented proprietary information, know-how and trade secrets to maintain and develop our competitive position. Despite our efforts to protect our proprietary information, there can be no assurance that others will neither develop the same or similar information independently nor obtain access to our proprietary information, know how and trade secrets. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future. We believe, however, that our success depends more on the knowledge, ability, experience and technological expertise of our employees, than on the legal protection that our patents and other proprietary rights may or will afford.

We hold ten patents issued in the U.S., two patents issued in Mexico and one patent issued in the European Union, and have three patents pending in the U.S, and Europe. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

As part of our employment commencement process, our employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and non-solicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment. Nevertheless, the enforceability of such agreements is subject to public policy limitations that vary from state to state so we cannot assure that they will be enforceable in accordance with their terms, if at all.

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. The following are registered trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, LithiumPower®, LithiumPower & Design®, SmartCircuit®, We Are Power®, AMTI®, ABLETM ACCUTRONICS®, ACCUPRO®, ENTELLION®, Intelligent Power Vault®, McDowell Research® and RPS®.

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facilities in Newark, New York are ISO 9001:2008, ISO 14001, and ISO 13485 certified. Our manufacturing facilities in Shenzhen, China are ISO 9001:2008, ISO 14001and ISO 13485 certified. Our manufacturing facilities in Virginia Beach, Virginia are ISO 9001:2008 certified. Our manufacturing facilities in the United Kingdom are ISO 9001 and ISO 13485 certified.

We expect our future raw material purchases to fluctuate based on our knowledge regarding the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.

Battery & Energy Products

Our Newark, New York and Shenzhen, China facilities have the capacity to produce cylindrical cells, 9-volt batteries, and thin cells. Capacity, however, is also affected by demand for particular products, and product mix changes can produce bottlenecks in an individual operation, constraining overall capacity. We have acquired new machinery and equipment in areas where production bottlenecks have resulted in the past and we believe that we have sufficient capacity in these areas. We continually evaluate our requirements for additional capital equipment, and we believe that the planned increases will be adequate to meet foreseeable customer demand.

Certain materials used in our products are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources are available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative material, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source suppliers, which have not had a material adverse effect on us, we cannot assure that they would not have an adverse effect on us in the future. All other raw materials utilized by us are readily available from many sources.

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

Our Newark, New York facility has the capacity to produce significant volumes of rechargeable batteries, as this operation generally assembles battery packs and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity which can accommodate significant additional volumes of product. Similarly, our China and United Kingdom facilities also have capacity to produce significant quantities beyond current volumes and are not constrained by manufacturing equipment capacity.

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $13,639 and $12,534 as of December 31, 2016 and 2015, respectively. The year-over-year increase reflects the acquisition of Accutronics in January 2016.

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

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $9,817 and $11,280 as of December 31, 2016 and 2015, respectively. The year-over-year decrease resulted from the fulfillment of the large VIPER award and improved inventory management in 2016.

Research and Development

We concentrate significant resources on research and development activities to improve our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida; Newcastle-under-Lyme, United Kingdom and Shenzhen, China. During 2016 and 2015, we expended $6,155 and $6,112, respectively, on research and development, including $209 and $509, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. We expect that research and development expenditures in the future will be fairly consistent with those in 2016, as we anticipate that new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

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

China’s “Management Methods for Restricted Use of Hazardous Substances in Electrical and Electronic Products” (“China RoHS 2”) provides a regulatory framework including hazardous substance restrictions similar to those imposed by the EU RoHS Directive. China RoHS 2 applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electrical and electronic products (“EEP”) in China. The regulatory framework of China RoHS 2, also now references the updated marking and labeling requirements under Standard SJ/T 11364-2014 (“Marking Standard”). The methods under China RoHS 2 only apply to EEP placed in the marketplace in China. We believe our compliance system is sufficient to meet our requirements under China RoHS 2. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities, costs and expenses. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or that such regulations will not have a material adverse effect on our business, financial condition and results of operations. In 2016 and 2015, we spent approximately $117 and $155, respectively, on environmental compliance, including costs to properly dispose of potentially hazardous waste.

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

The related EAR are enforced and interpreted by the Bureau of Industry and Security in the Commerce Department. The Department of Defense is also involved in the review and approval process. Inspections in support of import and export laws are performed at border crossings by Customs and Border Protection, an agency of the Department of Homeland Security.

Products and services developed and manufactured in our foreign locations are subject to the export and import controls of the nation in which the foreign location operates.

We believe we are in material compliance with these domestic and international export regulations. However, failure of compliance could have a material adverse effect on our business through possible fines, denial of export privileges, or loss of customers. Further, while we are not aware of any proposed changes to these regulations, any change in the scope or enforcement of export or import regulations or related legislation could have a material adverse effect on our business through increased costs of compliance or reduction in the international growth prospects available to us.

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

Our 9-volt battery, among other sizes, is designed to conform to the dimensional and electrical standards of the American National Standards Institute. Authorized certification bodies such as Underwriters Laboratories, Intertek and SGS recognize several of our products.

Communications Systems

We are not currently aware of any regulatory requirements regarding the disposal of communications products.

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries.  To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained.  Our annual report on Form SD was filed by the statutory due date of June 1, 2016 for the 2015 calendar year and we continue to implement appropriate measures with our suppliers in order to better ascertain the origin of the conflict minerals in our products.

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

Employees

As of December 31, 2016, we employed a total of 552 permanent and temporary employees: 35 in research and development, 447 in production and 70 in sales and administration. None of our employees are represented by a labor union.

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

A significant portion of our revenues is derived from certain key customers.

During the years ended December 31, 2016 and 2015, we had two major customers, both large defense primary contractors, which together comprised 25% of our revenues in each year. Last year, one of those customers comprised 23% of our sales. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with this prime contractor to be good, the reduction, delay or cancellation of orders from this customer or this customer’s insolvency / inability to pay, for any reason, would reduce our revenue and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

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

Our efforts to develop new products or new commercial applications for our products could be prolonged or could fail.

Although we develop certain products for new commercial applications, we cannot assure that our products will be accepted due to the highly competitive nature of the industry. There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in those segments that will adopt our products for use in their products. In addition, these companies must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business and reduce our revenue and operating income.

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

A substantial portion of our business depends on the continued demand for products using our batteries and communications systems sold by our customers, including original equipment manufacturers. Our success depends significantly upon the success of those customers’ products in the marketplace. We are subject to many risks beyond our control that influence the success or failure of a particular product or service offered by a customer, including:

●	competition faced by the customer in its particular industry,
●	market acceptance of the customer’s product or service,
●	the engineering, sales, marketing and management capabilities of the customer,
●	technical challenges unrelated to our technology or products faced by the customer in developing its products or services, and
●	the financial and other resources of the customer.

The market for our products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although we believe that our products utilize state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render our technologies and products obsolete or less marketable. Many of the companies with which we compete have substantially greater resources than we do, and some have the capacity and volume of business to be able to produce their products more efficiently than we can. In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies. If these companies successfully market their products in a manner that renders our technologies obsolete, this would reduce our revenue and operating income and could have other material adverse effects on our business, financial condition and results of operations.

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

For example, during 2014 the landlord for our China facility informed us that the local village government in Shenzhen was exercising its right of eminent domain and that the lease for our facility would not be extended past its expiration in October 2014 due to zoning changes. Accordingly, we developed and executed a plan which we completed in 2015. Under the plan we found a replacement facility, entered into a five-year lease, negotiated compensation from the local government for our forfeited leasehold improvements and moving expenses, refurbished the replacement facility to meet our operational needs and relocated all of our operations and employees to the new facility. While this situation was handled on time, on plan and with no known disruption to our business, there can be no assurances that other situations posing such risks to the business will be successfully remediated to the same extent.

Reductions or delays in U.S. and foreign military spending could continue to have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2016 and 2015, approximately $41,600 or 50% and $42,700 or 56%, respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries.

While significant gains have been made in commercial markets with our Battery & Energy Products business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that was derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $33,600 or 41% in 2016 and $36,700 or 48% in 2015. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government or any prime defense contractor could still significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors or suppliers.

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

Our future operating results may vary significantly from quarter-to-quarter and from year-to-year depending on factors such as the timing and shipment of significant orders, new product introductions, major project wins, U.S. and foreign government demand, delays in customer releases of purchase orders, delays in receiving raw materials from vendors, the mix of distribution channels through which we sell our products and services and general economic conditions. Frequently, a substantial portion of our revenue in each quarter is generated from orders booked and fulfilled during that quarter. As a result, revenue levels are difficult to predict for each quarter. If revenue results are below expectations, operating results will be adversely affected as we have a sizeable base of fixed overhead costs that do not fluctuate much with changes in revenue. Due to such variances in operating results, we have sometimes failed to meet, and in the future may not meet, market expectations regarding our future operating results.

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

We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or intangible assets for the year ended December 31, 2016. Our impairment analysis was primarily focused on the goodwill and intangible assets pertaining to our Communications Systems business with particular emphasis on our McDowell Research Corporation trademark which was partially impaired in 2015 and passed by a relatively narrow margin in 2016. For the year ended December 31, 2015, we recorded a non-cash impairment amounting to $150 of our McDowell Research Corporation trademark in our Communications Systems business. The non-cash impairment charge was caused by time delays in the awarding by government and defense customers in recent years of certain large projects in our pipeline. The aggregate goodwill and net book value of intangible assets amounted to $27,159 and $20,229 at December 31, 2016 and 2015, respectively. The year-over-year increase resulted from our acquisition of Accutronics in January 2016, which comprised $7,259 of the year-end balance (goodwill of $3,824 and intangible assets of $3,435). For both years, our testing took into account our large opportunity pipeline for Communications Systems products as well as the maturity of the opportunities, and assumed the future award and estimated timing of certain major projects based on our knowledge of the status of these projects and the probability of award at the current time. Until an award is actually consummated and resulting purchase orders are issued, there are no guarantees that the underlying projects will contribute to revenues and operating income to justify the level of goodwill and intangible assets on our balance sheet. Accordingly, we will continue our practice of updating our analysis as warranted on an ongoing basis.

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

Negative publicity of Lithium ion batteries may negatively impact the industries or markets we operate in.

We are unable to predict the impact, severity or duration of negative publicity related to fire / mishandling of Lithium ion batteries or the environmental impact of their disposal, and how it may impact the industries or markets we serve. Ongoing negative attention being given to Lithium ion batteries that are used in certain cellular phones or are integrated into the power systems of new commercial aircraft and electric motor vehicles may have an impact on the Lithium ion battery industry as a whole, regardless of the design or usage of those batteries. The residual effects of such events could have an adverse effect on our business, financial condition, and results of operations.

Our growth and expansion strategy could strain or overwhelm our resources.

Rapid growth of our business could significantly strain management, operations and technical resources. If we are successful in obtaining rapid market growth of our products, we will likely be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost. For example, demand for our new or existing products combined with our ability to penetrate new markets and geographies or secure a major project award, could strain the current capacity of our manufacturing facilities and require additional capital resources, equipment and time to meet the required demand. We cannot assure, however, that our business will grow rapidly or that our efforts to expand manufacturing and quality control activities will be successful or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.

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

The loss of top management and key personnel could significantly harm our business, and our ability to put in place a succession plan and recruit experienced, competent management is critical to the success of our business.  The continuity of our officers and executive team is vital to the successful implementation of our business model and growth strategy designed to deliver sustainable, consistent profitability.  A top management priority has been the development and implementation of a formal written succession plan to mitigate the risks associated with the loss of senior executives. There is no guarantee that we will be successful in our efforts to effectively implement our succession plan.

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

Certain materials and components used in our products are available only from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available. Due to our involvement with supplying defense products to the U.S. government, we could receive a government preference to continue to obtain critical supplies to meet military production needs. However, if the government did not provide us with a government preference in such circumstances, the difficulty in obtaining supplies could have a material adverse effect on our business, financial condition and results of operations. We believe that alternative suppliers are available to supply materials and components that could replace materials and components currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives. However, any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. We have experienced interruptions of product deliveries by sole source suppliers in the past, and we cannot guarantee that we will not experience a material interruption of deliveries from sole source suppliers in the future. Of particular note is the increased demand for Lithium-based cells from the electric vehicle manufacturers. While this has resulted in increased supply of such cells, we continue to monitor our supply chain closely to ensure that any potential supply interruptions are minimized. Additionally, we could face increasing pricing pressure from our suppliers dependent upon volume due to rising costs by these suppliers that could be passed on to us in higher prices for our raw materials, which could increase our cost of business, lower our margins and have other materially adverse effects on our business, financial condition and results of operations.

We are subject to foreign currency fluctuations.

We maintain manufacturing operations in North America, Europe and China, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. While the percentage of our business with customers outside of the U.S. slightly declined in 2015, sales to such customers still make up a significant percentage of our total revenues. For example, in 2016, 45% our sales were to customers outside of the U.S. as compared to 39% in 2015. The recent strengthening of the U.S. Dollar relative to our customers’ currencies could make our products relatively more expensive to them, and may adversely affect our sales levels and reduce profitability. In addition, our United Kingdom and China subsidiaries maintain their books in local currency and the translation of the subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results due to changes in local currency value relative to the U.S. dollar. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

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

Our ability to use our net operating loss carry-forwards in the future may be limited, which could increase our tax liabilities and reduce our net income.

At December 31, 2016, we had approximately $72 million of U.S. and $13 million of U.K. net operating loss carry-forwards (“NOLs”) and $2 million of U.S. tax credit carry-forwards available to offset future taxable income. We continually assess the carrying value of this asset based on the relevant accounting standards. As of December 31, 2016, we reflected a full valuation allowance against our deferred tax asset to the extent we are not able to be offset the asset by future reversing temporary differences. As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced. In addition, certain of our NOL carryforwards are subject to U.S. alternative minimum tax such that carryforwards can offset only 90% of alternative minimum taxable income. Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our net deferred tax asset.

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

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. We use and generate a variety of chemicals and other hazardous by-products in our manufacturing operations. These environmental laws govern, among other things, air emissions, wastewater discharges and the handling, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and are subject to change. Although we believe that our operations are in substantial compliance with current environmental regulations and that, except as noted below, there are no environmental conditions that will require material expenditures for clean up at our present or former facilities or at facilities to which we have sent waste for disposal, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed, or as to how these regulations will affect our customers or us. Such changes in regulations could reduce our operating income and margins and have other material adverse effects on our business, financial condition and results of operations. We could incur substantial costs as a result of violations of environmental laws, including clean up costs, fines and sanctions and third-party property damage or personal injury claims. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect the operations of the facilities involved. Under certain environmental laws, a current or previous owner or operator of an environmentally contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property. This liability could result whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials.

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

The China RoHS 2 directive provides a regulatory framework, including similar hazardous substance restrictions as are imposed by the EU RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of EEP in China affecting a broad range of electronic products and parts. The regulatory framework of China RoHS 2, also now references the updated marking and labeling requirements under Standard SJ/T 11364-2014 (“Marking Standard”). The methods under China RoHS 2 only apply to EEP placed in the marketplace in China. We believe our compliance system is sufficient to meet our requirements under China RoHS 2. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We also lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China and approximately 25,000 square feet in six buildings in a contiguous area in Newcastle-under-Lyme, United Kingdom , which serve operations in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes a dormitory facility. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York, Newcastle-under-Lyme. United Kingdom and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in Tallahassee, Florida and at our facility in Virginia Beach, Virginia. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services grows.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the normal course of business.   We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines (“EA”) was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  A final report was issued by the Air Accidents Investigative Branch - - UK Civil Aviation regulatory authority, with findings indicating that the fire was primarily caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.

A component of the ELT is a battery pack which incorporates Ultralife’s industry-standard Lithium Manganese Dioxide non-rechargeable D-cell. Ultralife has had this cell in production since 2001, with millions of units produced. The cell is widely-used for global defense and commercial applications. This battery product has gone through rigorous safety and qualification testing, including United Nations Transport of Dangerous Goods, Manual of Tests and Criteria, and is authorized for use in aerospace applications under Technical Standard Order C142.

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire. The suit was filed by EA in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London and seeks as damages $42,000 plus other unspecified amounts, including those for loss of use and diminution in value of the aircraft. We maintain liability and products liability insurance through reputable providers, and in accordance with our corporate practices, immediately advised and referred this matter to our insurers. We are working with those insurers and their counsel to actively defend against this action, which is ongoing.

At this time, we believe that there is not a reasonable possibility that this incident will result in a material financial exposure to the Company.

Arista Power Litigation

Since September 2011, we have been pursuing legal action against Arista Power, Inc. (“Arista”) and our former employee, David Modeen, for, among other things, alleged breach of certain agreements, duties and obligations, including misappropriation of our confidential information and trade secrets, tortious interference, and breach of contract.  On January 12, 2016, Arista filed for liquidation under Chapter 7 of the bankruptcy laws of the United States, without accurately identifying our ongoing lawsuit against them.  Although we have not withdrawn our lawsuit, nor has it been dismissed, the Company did not submit a Proof of Claim in connection with Arista’s bankruptcy filing, nor does it intend to actively pursue its claims against Arista at this time

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Ultralife’s common stock is listed on the NASDAQ Global Market under the symbol “ULBI.”

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2015 and 2016:

	Closing Sales Prices
	High	Low
2015:
Quarter ended March 29, 2015	$3.99	$3.00
Quarter ended June 28, 2015	$4.40	$3.56
Quarter ended September 27, 2015	$5.45	$3.90
Quarter ended December 31, 2015	$7.49	$5.28

2016:
Quarter ended March 27, 2016	$6.51	$4.95
Quarter ended June 26, 2016	$5.85	$3.76
Quarter ended September 25, 2016	$5.05	$3.95
Quarter ended December 31, 2016	$5.05	$3.92

Holders

As of February 9, 2017, there were approximately 3,000 registered holders of record of our common stock.

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

In 2016, we repurchased a total of 156,092 shares of our common stock for an aggregate consideration of $630, of which 149,904 shares were repurchased under the Share Repurchase Program for an aggregate amount (excluding fees and commissions) of $603. In 2015, we repurchased a total of 2,258,929 shares of our common stock for an aggregate consideration of $9,388, of which 2,225,437 shares were repurchased under the Share Repurchase Program for an aggregate amount (excluding fees and commissions) of $9,162.

From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.

The following table sets forth information regarding 2016 purchases of our common stock under this program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

Total for 2016	149,904	$4.02	2,592,095	-

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, integrated communication system kits and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges.

We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of offerings.

During 2014, we elected to terminate our lease for our U.K. service office and repair facility that was to have expired in May 2018. The termination of this lease was effective as of January 31, 2015.

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

Consolidated revenues increased by $6,033 or 7.9% to $82,460 for the year ended December 31, 2016 compared to $76,427 for the year ended December 31, 2015. During 2016, we experienced revenue growth of 58.7% for our Communications Systems business and a revenue decline of 0.8% for our Battery & Energy Products business. This 2016 performance reflected a $7,519 or 22.5% increase in sales to our commercial customers and a $1,486 or 3.5% decrease in sales to our government and defense customers. The increase in commercial sales reflects our acquisition of Accutronics in January 2016, which partially offset the year earlier sales demand for our 9-Volt batteries from large global smoke detector OEM’s to comply with legislation and trends in a certain European Union country for products lasting ten years and large shipments of batteries to service the metering and toll pass industries in China. Sales to medical customers in the 2016 period increased by 47.4% over 2015 when excluding Accutronics and almost doubled when including Accutronics. Medical sales comprised 26.5% of total sales in 2016 compared to 10.2% for 2016. The decrease in government and defense sales primarily reflected lower demand from a large, global defense prime contractor for our batteries and chargers and lower battery sales to the U.S. Defense of Defense partially offset by higher revenues from our Communications Systems business driven by shipments of Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems to fulfill contracts awarded in 2015 and 2016.

Gross margin decreased to 30.4% for the year ended December 31, 2016, as compared to 30.5% for the year ended December 31, 2015. The 10 basis point decline was due primarily to product mix in our Communications Systems business segment and a one-time adjustment to increase the opening inventory of Accutronics to fair market value in accordance with purchase accounting.

Operating expenses increased by $1,359 or 6.8% to $21,345 during the year ended December 31, 2016, compared to $19,986 during the year ended December 31, 2015. This increase was fully attributable to the acquisition of Accutronics on January 13, 2016, which contributed operating expenses of $2,882 in 2016, including $203 of one-time direct acquisition costs and $323 of intangible asset amortization. Excluding Accutronics results, operating expenses decreased $1,523 or 7.6% due primarily to strict control over discretionary spending, while focusing on the development of new products and revenue growth. Operating expenses as a percentage of revenues decreased from 26.2% in 2015 to 25.9% in 2016 due to the combination of higher revenues and lower expenses in 2016.

Net income attributable to Ultralife was $3,509, or $0.23 per basic share ($0.23 per diluted share) for the year ended December 31, 2016, compared to $2,869 or $0.18 per basic share ($0.17 per diluted share) for the year ended December 31, 2015.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our continuing operations, amounted to $7,502 for the year ended December 31, 2016 compared to $6,966 for the prior period. See the section “Adjusted EBITDA” beginning on page 30 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with total cash of $10,706, a decrease of $3,827 from the cash position of $14,533 as of December 31, 2015. The decrease reflects the January 2016 acquisition of Accutronics utilizing cash of $11,161 and the completion of our Share Repurchase Program with the repurchase of 149,904 shares for $603, partially offset by our operating performance and inventory reduction. We had no debt as of December 31, 2016 or December 31, 2015.

For the year, we achieved our stated goal of generating profitable growth, posting 13% operating income growth on an 8% revenue increase. As we look ahead to 2017, an improving backlog and disciplined execution of our business model while continuing to invest in market and sales reach expansion and new product development, positions us well to further diversify beyond our core U.S. government/defense business and achieve another year of profitable growth.

Results of Operations

Year Ended December 31, 2016 Compared With the Year Ended December 31, 2015:

	Year Ended December 31,		Increase/
	2016	2015	(Decrease)
Revenues:
Battery & Energy Products	$64,753	$65,272	$(519)
Communications Systems	17,707	11,155	6,552
Total	82,460	76,427	6,033
Cost of Products Sold:
Battery & Energy Products	45,173	46,574	(1,401)
Communications Systems	12,179	6,537	5,642
Total	57,352	53,111	4,241
Gross Profit:
Battery & Energy Products	19,580	18,698	882
Communications Systems	5,528	4,618	910
Total	25,108	23,316	1,792
Operating Expenses	21,345	19,986	1,359
Operating Income	3,763	3,330	433
Other Expense, Net	(183)	(180)	3
Income Before Taxes	3,580	3,150	430
Income Tax Provision	98	310	(212)
Net Income	3,482	2,840	642
Net Loss Attributable to Non-Controlling Interest	27	29	(2)
Net Income Attributable to Ultralife	$3,509	$2,869	$640
Net Income Attributable to Ultralife Common Shares – Basic	$0.23	$0.18	$0.05
Net Income Attributable to Ultralife Common Shares – Diluted	$0.23	$0.17	$0.06

Weighted Average Shares Outstanding –Basic	15,261,000	16,182,000	(921,000)
Weighted Average Shares Outstanding – Diluted	15,405,000	16,458,000	(1,053,000)

Revenues. Total revenues for the year ended December 31, 2016 amounted to $82,460, an increase of $6,033, or 7.9% from the $76,427 reported for the year ended December 31, 2015.

Battery & Energy Products revenues decreased $519, or 0.8%, for the year ended December 31, 2016. Commercial revenues of this business increased $7,519, or 22.5%, over 2015 and now comprise 62.6% of total segment sales versus 51.1% last year. The year-over-year increase resulted from the inclusion of Accutronics sales in the amount of $10,362 and an increase in core medical sales, which offset the year-earlier demand for our 9-Volt batteries from large global smoke detector OEM’s to comply with legislation and trends in a certain European Union country for products lasting ten years and large shipments of batteries to service the metering and toll pass industries in China. Government and defense sales of this business decreased $8,038, or 25.2%, from 2015 and now comprise 36.6% of total segment sales versus 48.9% last year. The year-over-year decline was due primarily to the lower battery and charger shipments to a large international prime defense supplier and lower shipments of primary batteries to the U.S. Department of Defense in 2016.

Communications Systems revenues increased $6,552, or 58.7%, for the year ended December 31, 2016. The increase resulted from fulfillment of orders through an OEM to the U.S. Army of the Vehicle Installed Power Enhanced Riflemen Appliqué (“VIPER”) following our September 2015 award of an $8.2 million contract and an October 2016 follow-up award for $2.2 million. The shipments of VIPER systems more than offset a decrease in core product sales due to closing and funding delays associated with some orders which are expected to ship in 2017.

Our order backlog at December 31, 2016 was approximately $26,200, a decrease of approximately $700 from the backlog at December 31, 2015, which was $26,900. The decrease is primarily due to the award of an $8,200 order through an OEM for the U.S. Army for our new MRC product – Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) in 2015 that was shipped in 2016, which offset backorders associated with our acquisition of Accutronics, and higher demand for batteries and power supplies from large U.S.-based global defense contractors and a global medical products OEM. Our backlog at December 31, 2016 is expected to ship throughout 2017.

Cost of Products Sold and Gross Profit.   Cost of products sold for the year ended December 31, 2016 increased $4,241, or 8.0%, from the year ended December 31, 2015. Consolidated cost of products sold as a percentage of total revenue increased from 69.5% for the year ended December 31, 2015 to 69.6% for the year ended December 31, 2016. Correspondingly, consolidated gross margin was 30.4% for the year ended December 31, 2016, compared with 30.5% for the year ended December 31, 2015. The 10 basis point decline in gross margin is due primarily to product mix impacting the Communications Systems segment and a one-time adjustment to increase the opening inventory of Accutronics to fair market value in accordance with purchase accounting.

For our Battery & Energy Products segment, the cost of products sold decreased $1,401 or 3.0%, from the year ended December 31, 2015. Battery & Energy Products’ gross profit for 2016 was $19,580 or 30.2% of revenues, an increase of $882 or 4.7% from gross profit of $18,698, or 28.6% of revenues, for 2015. As a result, Battery & Energy Products’ gross margin as a percentage of revenues increased for the year ended December 31, 2016 by 160 basis points over the prior year, reflecting favorable product mix including the higher overall gross margins recognized for Accutronics high value proposition products.

For our Communications Systems segment, the cost of products sold increased by $5,642 or 86.3% from the year ended December 31, 2015. Communications Systems’ gross profit for the year ended December 31, 2016 was $5,528 or 31.2% of revenues, an increase of $910 or 19.7% from gross profit of $4,618 or 41.4% of revenues, for the year ended December 31, 2015. The 1,020 basis points decrease in gross margin as a percentage of revenue during 2016 is due to sales product mix primarily related to the high volume initial VIPER award.

Operating Expenses. Total operating expenses for the year ended December 31, 2016 increased $1,359 or 6.8% from the year ended December 31, 2015. This increase was primarily attributable to the acquisition of Accutronics on January 13, 2016, which contributed operating expenses of $2,882 in 2016, including $203 of one-time direct acquisition costs and $323 of intangible asset amortization. Excluding Accutronics results, operating expenses decreased $1,523 or 7.6% due primarily to strict control over non-revenue related discretionary spending, while focusing on the development of new products and revenue growth.

Overall, operating expenses as a percentage of revenues were 25.9% for the year ended December 31, 2016 compared to 26.2% for the comparable 2015 period. Amortization expense associated with intangible assets related to our acquisitions increased to $503, including $323 for Accutronics, for the year ended December 31, 2016 ($303 in selling, general and administrative expenses and $200 in research and development costs), compared with $235 for the year ended December 31, 2015 ($105 in selling, general, and administrative expenses and $130 in research and development costs). Research and development costs were $5,946 in 2016, an increase of $343, or 6.1%, from $5,603 reported in 2015. The increase is comprised of $534 of research and development costs (including intangible asset amortization of $106) incurred by Accutronics, partially offset by a decrease of $191 primarily representing discretionary spending reductions. Selling, general, and administrative expenses increased $1,166 or 8.2%, from $14,233 for the year ended December 31, 2015 to $15,399 for the year ended December 31, 2016. The increase is fully attributable to the inclusion of Accutronics results and the one-time direct acquisition costs which contributed $2,348 (including intangible asset amortization of $217) of selling, general and administrative expenses for the 2016 period, partially offset by continued actions in the core businesses to reduce discretionary expenses. For 2015, we recorded a non-cash impairment charge of $150 to reduce the book value of our McDowell Research Corporation trademark. The 2015 trademark impairment charge was based on compliance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and resulted from taking into account timing delays in the awarding by government/defense customers in recent years of certain large projects in our Communications Systems pipeline.

Other Income (Expense). Other (expense) totaled ($183) for the year ended December 31, 2016 compared to ($180) for the year ended December 31, 2015. Interest and financing expense, net of interest income, increased $18 to $263 for 2016 from $245 for 2015, as a result of one-time costs of $48 associated with the acquisition of Accutronics. Miscellaneous income amounted to $80 for 2016 compared with $65 for 2015, primarily due to transactions impacted by foreign currency fluctuation between the U. S. Dollar, Pound Sterling and the Euro.

Income Taxes. We recorded a tax provision of $98 for the year ended December 31, 2016 compared with a tax provision of $310 for the year ended December 31, 2015. The December 31, 2016 provision is primarily due to the income reported for our United Kingdom operations including Accutronics, state taxes and the recognition of deferred tax liabilities generated from the amortization of goodwill and certain intangible assets for tax purposes that cannot be predicted to reverse for book purposes during our loss carryforward periods. The December 31, 2015 provision is primarily due to the income reported for our China and United Kingdom operations during the periods, the estimated provision for U.S. federal alternative minimum tax liability, state taxes, and the recognition of deferred tax liabilities generated from the amortization of goodwill and certain intangible assets for tax purposes that cannot be predicted to reverse for book purposes during our loss carry-forward periods. The year-over-year decrease is primarily attributable to the amounts and geographic mix of earnings and an excess accrual of income taxes from prior years. In 2015, the tax provision was reduced by a deferred tax benefit amounting to $51 relating to our $150 impairment of a trademark. The effective consolidated tax rates for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Income Before Income Taxes (a)	$3,580	$3,150
Income Tax Provision (b)	98	310
Effective Rate (b) / (a)	2.7%	9.8%

In 2016 and 2015, in the U.S. and certain operations in the U.K., we continue to report a valuation allowance for our deferred tax assets we believe cannot be offset by reversing temporary differences because based on past history, it is more likely than not that we would not utilize our U.S. and U.K. net operating losses (“NOLs”) that had accumulated over time before their expiration. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs was based on a number of factors including, our history of operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should continue to have a full valuation allowance against our net deferred tax assets. (See Notes 1 and 9 in the Notes to Consolidated Financial Statements for additional information.)

In addition, certain of our NOL carry-forwards are subject to U.S. alternative minimum tax such that carry-forwards can offset only 90% of alternative minimum taxable income. The use of our U.K. NOL carryforwards may be limited due to the change in the U.K. operation during 2008 from a manufacturing and assembly center to primarily a distribution and service center.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and income attributable to Ultralife common shareholders per diluted share was $3,509 and $0.23, respectively, for the year ended December 31, 2016, compared to $2,869 and $0.17, respectively, for the year ended December 31, 2015 as a result of the reasons described above. The 2016 period was impacted by the purchase accounting adjustments and non-recurring costs totaling $343 related to the acquisition of Accutronics, equivalent to $0.02 per share. Average common shares outstanding used to compute diluted earnings per share decreased from 16,458,000 in the 2015 period to 15,405,000 in the 2016 period, mainly due to the repurchase of shares under the Company’s Share Repurchase Program (see Note 3 to our Consolidated Financial Statements) partially offset by stock option exercises.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-operating expenses or income. We also present Adjusted EBITDA because we believe securities analysts, investors and other interested parties frequently use it as a measure of financial performance. We reconcile Adjusted EBITDA to net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. GAAP.

We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as income (loss) from operations. We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of non-cash stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by presenting Adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

d.	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only on a supplemental basis. Adjusted EBITDA is calculated as follows for the periods presented:

	Years ended December 31,
	2016	2015
Net Income Attributable to Ultralife	$3,509	$2,869
Add:
Interest Expense, Net	263	245
Income Tax Provision	98	310
Depreciation and Amortization of Financing Fees	2,294	2,472
Amortization of Intangible Assets	503	235
MRC Trademark Impairment	-	150
Stock-Based Compensation Expense	710	571
Non-Cash Purchase Accounting Adjustment	96	-
Loss on Asset Disposal and Other	29	114
Adjusted EBIDTA	$7,502	$6,966

Liquidity and Capital Resources

Cash Flows and General Business Matters

As of December 31, 2016, cash totaled $10,706 (including restricted cash of $77), a decrease of $3,827 from the beginning of the year primarily attributable to the Company’s acquisition of Accutronics. During the year ended December 31, 2016, we generated $7,653 of cash from operating activities as compared to $8,551 of cash for the year ended December 31, 2015, a decrease of $898. In 2016, the cash generated from operating activities was a result of our net income of $3,482 plus an add-back of $3,536 for non-cash expenses of depreciation, amortization, and stock-based compensation. Working capital changes accounted for $635 of the operating cash generation, due mainly to a decrease in inventory, offset by an increase is accounts receivable and a decline in our accounts payable and other liabilities. In 2015, the cash generated from operating activities resulted from our net income of $2,840 plus an add-back of $3,542 for non-cash expenses of depreciation, amortization, loss on disposal of equipment and improvements, and stock-based compensation. Working capital changes accounted for $2,169 of the operating cash generation, due mainly to a decrease in inventory.

We used $11,011 in cash for investing activities during 2016 compared with $2,910 in cash used for investing activities in 2015. The Company acquired Accutronics in 2016 utilizing cash of $11,161, which was partially offset by the cash acquired from Accutronics of $1,304. Cash paid for capital expenditures totaled $1,219 and $2,910 in 2016 and 2015, respectively. The year-over-year decrease in cash paid for capital expenditures was due primarily to the 2015 payment for test equipment of pertaining to our Communications business that was installed in 2014. Restricted cash was reduced by $65 and funded to operating cash in 2016 in accordance with the terms of an international 2015 contract.

We used $173 in cash for financing activities during 2016, compared to $8,868 in cash for financing activities during 2015. We spent $607 to repurchase treasury stock under the Company’s Share Repurchase Program in 2016 compared to $9,388 in 2015, and we received $461 and $538 in 2016 and 2015, respectively, in funds from the issuance of common stock in connection with the exercise of stock options by our employees. In 2016 and 2015, we used $27 and $18, respectively, for tax withholdings related to stock-based awards.

Although we carry a full reserve for our deferred tax asset as of both December 31, 2016 and 2015, we continue to have significant U.S. NOLs available to us to utilize as an offset to taxable income. As of December 31, 2015, none of our U.S. NOLs have expired. See Note 9 in our Notes to the Consolidated Financial Statements for additional information.

Inventory turnover for the year ended December 31, 2016 averaged 2.1 turns, identical to 2015.

As of December 31, 2016, we had made commitments to purchase approximately $504 of production machinery and equipment, which we expect to fund through operating cash flows.

In January 2016, we acquired Accutronics Limited (“Accutronics”) as disclosed in Note 2 to our Consolidated Financial Statements.  The purchase price of £7,708 million (approximately $11.2 million) was funded out of our cash.  Based on operating cash flows and working capital management, including reductions in discretionary spending and further reductions of inventory, a large portion of the cash used was restored over the course of 2016.

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

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1:15 to 1:00 tested quarterly for the four-quarters then ended. For the years ended December 31, 2016 and 2015, we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of December 31, 2016, we had no amount outstanding under the Credit Facility, an applicable interest rate of 4.5% on borrowings below $1,000, borrowing capacity of $9,549 in addition to our unrestricted cash on hand of $10,629, and no outstanding letters of credit related to the Credit Facility.

See Note 6 in the Notes to Consolidated Financial Statements for additional information.

Other Matters

With respect to our battery products, we typically offer warranties against any defects due to product manufacture or workmanship for up to one year from the date of purchase. With respect to our communications accessory products, we typically offer a three-year warranty. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves would be sufficient. This could have a materially adverse effect on our business, financial condition and results of operations.

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

Revenue Recognition:

Product Sales – In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. We make a provision at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.

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

Deferred Revenue - For each source of revenues, we defer recognition if: (i) evidence of an agreement does not exist, (ii) delivery or service has not occurred, (iii) the selling price is not fixed or determinable, or (iv) collectability is not reasonably assured.

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

Impairment of Long-Lived Assets:

We regularly assess all of our long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through the assistance of an independent valuation or as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation is an industry-based weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment charge is recognized.

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

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.  We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model.  We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the relief from royalty valuation approach.

We conducted our annual impairment analysis for goodwill and intangible assets with indefinite lives as of December 31, 2016.  For 2016, we identified four goodwill reporting units for analysis. We performed a quantitative analysis on these reporting units as of December 31, 2016. This testing indicated no impairment.

For 2016, we identified four trademarks for analysis. We performed annual quantitative tests on each of these trademarks, and the testing indicated no impairment in 2016. While our testing indicated that the McDowell Research Corporation trademark is not impaired in 2016, it passed by a relatively narrow margin of 15% over the carrying value and is most susceptible to variances in sales from current projections. In 2015, we determined that an impairment of $150 was required to reduce the carrying value of our McDowell Research Corporation trademark for our Communications Systems business to its estimated fair value.

There is a possibility that our goodwill and other intangible assets, particularly in our Communications Systems business, could be impaired in the future should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis.

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

In 2016 and 2015, in the U.S. and certain operations in the U.K., we continued to report a valuation allowance for our deferred tax assets that we believe cannot be offset by reversing temporary differences because based on past history, it is more likely than not that we would not be able to utilize our U.S. and U.K. net operating losses (“NOLs”) that have accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs was based on a number of factors including our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should continue to record a full valuation allowance at December 31, 2016. We currently carry a deferred tax asset in China that we have determined does not require a valuation allowance as we are more likely than not to fully utilize the NOL in China. We continually assess the carrying value of this asset based on relevant accounting standards.

Business Combinations:

We account for businesses acquired using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. The underlying net assets are recorded at their respective acquisition-date fair values. As part of this process, we identify and attribute values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statements of income and comprehensive income beginning on the respective business's acquisition date.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 39.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Ultralife Corporation

We have audited the accompanying consolidated balance sheet of Ultralife Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended (collectively, the financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Rochester, New York

February 9, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ultralife Corporation

We have audited the accompanying consolidated balance sheet of Ultralife Corporation as of December 31, 2015, and the related consolidated statement of income and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2015. Ultralife Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultralife Corporation as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bonadio & Co., LLP

Pittsford, New York

March 2, 2016

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$10,629	$14,393
Restricted Cash	77	140
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $277 and $300, Respectively	13,179	11,430
Inventories, Net	23,456	23,814
Prepaid Expenses and Other Current Assets	2,079	1,900
Due from Insurance Company	0	177
Deferred Income Taxes	94	92
Total Current Assets	49,514	51,946
Property, Equipment and Improvements, Net	7,999	9,038
Goodwill	19,965	16,283
Other Intangible Assets, Net	7,194	3,946
Security Deposits and Other Non-Current Assets	72	309
Total Assets	$84,744	$81,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,292	$6,494
Accrued Compensation and Related Benefits	1,258	2,377
Accrued Expenses and Other Current Liabilities	2,606	1,749
Income Taxes Payable	172	227
Total Current Liabilities	11,328	10,847
Deferred Income Taxes	5,538	4,631
Other Non-Current Liabilities	18	28
Total Liabilities	16,884	15,506

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred Stock – Par Value $.10 Per Share; Authorized 1,000,000 Shares; None Issued	-	-
Common Stock – Par Value $.10 Per Share; Authorized 40,000,000 Shares;
Issued – 19,324,723 Shares and 19,181,815 Shares, Respectively;
Outstanding – 15,308,971 Shares and 15,322,155 Shares, Respectively	1,932	1,918
Capital in Excess of Par Value	178,163	177,007
Accumulated Deficit	(90,542)	(94,051)
Accumulated Other Comprehensive Loss	(3,080)	(907)
Treasury Stock - at Cost; 4,015,752 Shares and 3,859,660 Shares at December 31, 2016 and 2015, Respectively	(18,443)	(17,808)
Total Ultralife Corporation Equity	68,030	66,159
Non-Controlling Interest	(170)	(143)
Total Shareholders’ Equity	67,860	66,016

Total Liabilities and Shareholders' Equity	$84,744	$81,522

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2016	2015

Revenues	$82,460	$76,427
Cost of Products Sold	57,352	53,111
Gross Profit	25,108	23,316

Operating Expenses:
Research and Development	5,946	5,603
Selling, General and Administrative	15,399	14,233
Intangible Asset Impairment	0	150
Total Operating Expenses	21,345	19,986

Operating Income	3,763	3,330

Other (Expense) Income:
Interest Income	0	3
Interest and Financing Expense	(263)	(248)
Miscellaneous	80	65
Income Before Income Taxes	3,580	3,150
Income Tax Provision	98	310

Net income	3,482	2,840

Net Loss Attributable to Non-Controlling Interest	27	29

Net Income Attributable to Ultralife Corporation	3,509	2,869

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	(2,173)	(440)

Comprehensive Income Attributable to Ultralife Corporation	$1,336	$2,429

Net Income Per Share Attributable to Ultralife Corporation Common Shareholders – Basic:	$.23	$.18

Net Income Per Share Attributable to Ultralife Corporation Common Shareholders – Diluted:	$.23	$.17

Weighted Average Shares Outstanding – Basic	15,261	16,182
Weighted Average Shares Outstanding – Diluted	15,405	16,458

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2014	18,941,544	$1,894	$175,940	$(467)	$(96,920)	$(8,420)	$(114)	$71,913

Purchases of Stock						(9,388)		(9,388)
Vesting of Restricted Shares	102,334	10	(28)					(18)
Stock Option Exercises	137,937	14	524					538
Stock-Based Compensation -
Stock Options			489					489
Restricted Stock			82					82
Foreign Currency Translation Adjustments				(440)				(440)
Net Income					2,869		(29)	2,840

Balance – December 31, 2015	19,181,815	$1,918	$177,007	$(907)	$(94,051)	$(17,808)	$(143)	$66,016

Purchases of Stock						(635)		(635)
Vesting of Restricted Shares	15,900	2	(2)					-
Stock Option Exercises	127,008	12	448					460
Stock-Based Compensation -
Stock Options			676					676
Restricted Stock			34					34
Foreign Currency Translation Adjustments				(2,173)				(2,173)
Net Income					3,509		(27)	3,482

Balance – December 31, 2016	19,324,723	$1,932	$178,163	$(3,080)	$(90,542)	$(18,443)	$(170)	$67,860

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net Income	$3,482	$2,840
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	2,223	2,401
Amortization of Intangible Assets	503	235
Amortization of Financing Fees	71	71
Intangible asset impairment	-	150
Stock-Based Compensation	710	571
Loss on Long-Lived Asset Disposals	29	114
Deferred Income Tax Expense	135	183
Provision for allowance for doubtful accounts	(24)	(22)
Changes in operating assets and liabilities:
Accounts Receivable	(667)	(217)
Inventories	1,981	2,101
Prepaid Expenses and Other Assets	730	(757)
Income taxes receivable and payable	(158)	158
Accounts Payable and Other Liabilities	(1,362)	723
Net Cash Provided by Operating Activities	7,653	8,551

INVESTING ACTIVITIES:
Acquisition of Accutronics, Net of Cash Acquired	(9,857)	-
Cash Paid for Property, Equipment and Improvements	(1,219)	(2,910)
Change in Restricted Cash	65	-
Net Cash Used in Investing Activities	(11,011)	(2,910)

FINANCING ACTIVITIES:
Cash Paid to Repurchase Treasury Stock	(607)	(9,388)
Proceeds from Debt Borrowings	3,030	-
Payments of Debt Borrowings	(3,030)	-
Proceeds from Exercise of Stock Options	460	538
Tax Withholdings on Stock-Based Awards	(28)	(18)
Net Cash Used in Financing Activities	(175)	(8,868)

Effect of Exchange Rate Changes on Cash	(231)	(91)

DECREASE IN CASH	(3,764)	(3,318)

Cash, Beginning of Year	14,393	17,711
Cash, End of Year	$10,629	$14,393

Supplemental Cash Flow Information:
Construction in Process in Accounts Payable	$83	$-
Income Taxes Paid	273	52
Interest Paid	179	150

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Note 1 - Summary of Operations and Significant Accounting Policies

a.	Description of Business

As used in this annual report, unless otherwise indicated, the terms “we”, “our” and “us” refer to Ultralife Corporation (“Ultralife”) and includes our wholly-owned subsidiaries, ABLE New Energy Co., Limited and its wholly-owned subsidiary ABLE New Energy Co.; Ltd; Ultralife UK LTD and its wholly-owned subsidiary, Accutronics Ltd; Ultralife Batteries (UK) Ltd.; and our majority-owned joint venture Ultralife Batteries India Private Limited.

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Ultralife Corporation, our wholly-owned subsidiaries, Ultralife Batteries (UK) Ltd., Ultralife UK LTD, and its wholly-owned subsidiary Accutronics Ltd, ABLE New Energy Co., Limited, and its wholly-owned subsidiary ABLE New Energy Co., Ltd. (“ABLE” collectively), and our majority-owned subsidiary Ultralife Batteries India Private Limited (“India JV”). Intercompany accounts and transactions have been eliminated in consolidation.

c.	Management's Use of Judgment and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Key areas affected by estimates include: (a) carrying value of goodwill and intangible assets; (b) reserves for deferred tax assets, excess and obsolete inventory, warranties, and bad debts; (c) valuation of assets acquired and liabilities assumed in business combinations; (d) various expense accruals; and (e) stock-based compensation. Our actual results could differ from these estimates.

d.	Reclassifications

Certain items previously reported in specific financial statement captions are reclassified to conform to the current presentation. There were no material reclassifications for the years ended December 31, 2016 and 2015.

e.	Cash

Our cash balances may at times exceed federally insured limits.  We have not experienced any losses in these accounts and believe we are not exposed to any significant risk with respect to cash.

f.	Accounts Receivable and Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. We maintain reserves for potential credit losses based upon our loss history and specific receivables aging analysis. Receivable balances are written off when collection is deemed unlikely. Allowance for doubtful accounts was $277 and $300 for the years ended December 31, 2016 and 2015, respectively.

g.     Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

h.	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. Estimated useful lives are as follows:

Buildings (years)	10	–	20
Machinery and Equipment (years)	5	–	10
Furniture and Fixtures (years)	3	–	10
Computer Hardware and Software (years)	3	–	5
Leasehold Improvements	Lesser of useful life or lease term

Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income.

i.	Long-Lived Assets, Goodwill and Intangibles

We assess all of our long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. For property, plant and equipment and amortizable intangible assets, this is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated as the present value of expected discounted future cash flows. The discount rate used by us in our evaluation is an industry-based weighted average cost of capital. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of assessment, no impairment is recognized. We did not record any impairments of property, plant and equipment or amortizable intangible assets in the years ended December 31, 2016 or 2015.

We do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment as of December 31, and on an interim basis when events or circumstances indicate that impairment may exist. We amortize intangible assets that have definite lives so that the economic benefits of the intangible assets are being recognized as expense over their weighted-average estimated useful lives.

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support such a conclusion or we determine to do so at our discretion, we will perform quantitative impairment steps. Similarly, the analysis for indefinite-lived intangible assets consists of review of various qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset is not impaired. If such a conclusion cannot be supported or at our discretion, we will perform quantitative impairment steps.

The quantitative impairment test for goodwill consists of a comparison of the fair value of the reporting unit with the carrying amount of the reporting unit to which it is assigned.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  If the carrying amount of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.  We determine the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model.  We determine the fair value of our intangibles assets with indefinite lives (trademarks) through the relief from royalty valuation approach.

No impairments of long-lived intangible assets were recorded in the year ended December 31, 2016. While our testing indicated that the McDowell Research Corporation trademark is not impaired in 2016, it passed by a relatively narrow margin and is most susceptible to variances in sales from current projections. Due to time delays in the awarding by government/defense customers in recent years of certain large projects in our Communications Systems segment, we recorded a partial impairment of our McDowell Research, Ltd. trademark in the year ended December 31, 2015. This impairment amounted to $150.

Future amortization expense of amortizable intangible assets will be approximately $405, $373, $352, $340 and $321 for the fiscal years ending December 31, 2017 through 2021, respectively.

j.	Translation of Foreign Currency

The financial statements of our foreign subsidiaries are translated from the functional currency into U.S. dollar equivalents, with translation adjustments recorded as the sole component of accumulated other comprehensive loss on the balance sheets. Exchange gains and (losses) relate to foreign currency transactions and balances denominated in currencies other than the functional currency included in net income for the years ended December 31, 2016 and 2015 were $86 and $48, respectively.

k.	Revenue Recognition

Product Sales – In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on the date of delivery. We will make a provision at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped.

Deferred Revenue – For each source of revenues, we defer recognition if: (i) evidence of an agreement does not exist,( ii) delivery or service has not occurred, (iii) the selling price is not fixed or determinable, or (iv) collectability is not reasonably assured.

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

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Such expenses amounted to $32 and $59 for the years ended December 31, 2016 and 2015, respectively.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. During 2016 and 2015, we expended $6,155 and $6,112, respectively, on research and development, including $209 and $509, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. We recognized $209 and $509 of revenue relating to these activities during 2016 and 2015, respectively.

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

A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. As of December 31, 2016, we continued to recognize a valuation allowance in the U.S. and certain U.K. operations on our net deferred tax assets to the extent that temporary tax differences and the U.S. and U.K. net operating loss and tax credit carry-forwards resulting in the deferred tax asset are not able to be offset by future reversing temporary differences. The assessment of the realizability of the U.S. NOL was based on a number of historical factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2016. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance against these net deferred tax assets. We also recorded a full valuation allowance on our net deferred tax asset for the year ended December 31, 2015.

r.	Concentration Related to Customers and Suppliers

During the year ended December 31, 2016, we had two major customers, both large defense primary contractors, which together comprised 25% of our revenues. During the year ended December 31, 2015, one of those customers comprised 23% of our sales. There were no other customers that comprised greater than 10% of our total revenues during these years.

Currently, we do not experience significant seasonal trends in our revenues. Since a significant portion of our revenues are based on purchases from U.S. and allied country defense departments, the timing of our sales could be impacted by delays in the government budget process and the decisions to deploy resources to support military purchases of our products.

We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While direct and indirect sales to the U.S. Department of Defense have been substantial during 2016 and 2015, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.

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

The fair value of financial instruments approximated their carrying values at December 31, 2016 and 2015. The fair value of cash, trade accounts receivable, trade accounts payable, and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

t.	Earnings Per Share

Basic earnings per share is computed by dividing net income or loss attributable to Ultralife Corporation by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, if any, applying the treasury stock method. Diluted earnings per share in 2016 include 1,238,804 outstanding in-the-money stock options that add 135,458 shares to the number of shares outstanding, and include 15,900 restricted stock units that add 9,538 shares outstanding. Diluted earnings per share in 2015 include 1,312,282 outstanding in-the-money stock options that add 260,318 shares to the number of shares outstanding, and include 32,800 restricted stock units which add 15,385 shares outstanding.

Diluted earnings per share calculations exclude the effect of approximately 1,332,281 and 945,687 employee stock options in 2016 and 2015, respectively, as such options have an exercise price in excess of the weighted average market price of the Company’s common stock.

u.	Stock-Based Compensation

We have various stock-based employee compensation plans that are described more fully in Note 8. The compensation cost relating to share-based payment transactions is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity award).

v.	Segment Reporting

We have two operating segments – Battery & Energy Products, and Communications Systems. The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Management operates and organizes itself according to business units that comprise unique products and services across geographic locations.

w.	Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customer” related to revenue from contracts with customers. Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We do not expect the adoption of Topic 606 to have a material impact on our Consolidated Financial Statements. We do not anticipate early adoption of the standard.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes, Balance Sheet Classification of Deferred Taxes” which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. The guidance under this new statndard may be applied either prospectively or retrospectively to all periods presented. We will apply the standard retrospectively beginning in the first quarter 2017.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” requires that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases not considered short-term leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The guidance is effective for years beginning after December 15, 2018 and early adoption is permitted. The Company has not yet determined the impact of this new standard on our Consolidated Financial Statements, but believes it may be significant. We have not yet determined whether we will adopt the standard in advance of its required effective date.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718)” Improvements to Employee Share-Based Payment Accounting” which involves several aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those periods. We will adopt this standard effective January 1, 2017. We do not expect this standard to have a material impact on our Consolidated Financial Statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory”. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The company will adopt effective January 1, 2018 and is currently evaluating the impact this guidance will have on our Consolidated Financial Statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The company will adopt January 1, 2018 and is currently evaluating the impact this guidance will have on our Consolidated Financial Statements.

Note 2 – Acquisition

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

The allocation of purchase price to the assets acquired and liabilities assumed at the date of the acquisition is presented in the table below (in thousands). Management is responsible for determining the fair value of the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Management considered a number of factors, including reference to an analysis performed under FASB ASC Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. The originally reported purchase price allocation has been updated based on information obtained about facts and circumstances that existed as of the acquisition date. As a result, adjustments were made which reduced identifiable intangible assets and property, plant and equipment by $402 and $99, respectively, and increased prepaids and other current assets, inventory, deferred income taxes on intangible assets and goodwill by $291, $75, $113 and $104, respectively.

Cash	$1,304
Accounts Receivable	1,344
Inventory	2,167
Prepaids and Other Current Assets	584
Property, Plant & Equipment	269
Identifiable Intangible Assets	4,374
Goodwill	4,487
Accounts Payable	(1,009)
Accrued Expenses	(1,136)
Income Taxes Payable	(111)
Non-Current Liabilities	(209)
Deferred Income Taxes	(74)
Deferred Income Taxes on Intangible Assets	(829)

Total Consideration	$11,161

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

The identifiable intangible assets included in the Company’s purchase price allocation represent customer contracts and relationships of $2,821, intellectual property of $1,132 and trade name of $421 that are amortized straight-line over a period ranging from 10 to 15 years.

During the year ended December 31, 2016, direct acquisition costs of $251 and increased cost of sales related to purchase accounting adjustments of $96 for inventory acquired were recorded in the Company’s Consolidated Statement of Income and Comprehensive Income. Accutronics contributed revenue of $10,362 and operating income of $436 during the twelve-month period ended December, 2016, reflecting the purchase accounting adjustments and non-recurring costs directly related to the acquisition.

Set forth below is the unaudited pro forma results of the Company and Accutronics for the twelve-month period ended December 31, 2015 as if the acquisition occurred as of January 1, 2015 along with the reported results for the twelve-month period ended December 31, 2016 which includes the consolidation of Accutronics. The results of Accutronics were not material for the period from January 1, 2016 to the acquisition date. The unaudited pro forma results include purchase accounting adjustments to reflect the restatement of inventory to estimated fair value and the resulting increase in cost of sales for the sale of the inventory during this twelve-month period, direct acquisition costs and the amortization of intangible assets resulting from the purchase price allocation.

	Twelve-Months Ended
	Dec. 31, 2015	Dec. 31, 2016

Revenue	$89,534	$82,460
Operating Income	$3,858	$3,763
Net Income Attributable to Ultralife Corporation	$3,258	$3,509
Earnings Per Share:
Basic	$.20	$.23
Diluted	$.20	$.23

The unaudited pro forma results do not reflect the realization of any expected cost savings or other synergies from the acquisition of Accutronics as a result of restructuring activities, other cost savings initiatives or sales synergies following the completion of the business combination. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined Company would have been if the acquisition had occurred at the beginning of the 2015 period presented, nor are they indicative of future results of operations.

Note 3 – Share Repurchase Program

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

In 2016, we repurchased a total of 156,092 shares of our common stock for an aggregate consideration of $630, of which 149,904 shares were repurchased under the Share Repurchase Program for an aggregate amount (excluding fees and commissions) of $603. In 2015, we repurchased a total of 2,258,929 shares of our common stock for an aggregate consideration of $9,388, of which 2,225,437 shares were repurchased under the Share Repurchase Program for an aggregate amount (excluding fees and commissions) of $9,162.

From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.

Note 4 - Supplemental Balance Sheet Information

a.	Inventory, Net

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	December 31,
	2016	2015
Raw Materials	$14,482	$11,602
Work in Process	986	1,560
Finished Products	7,988	10,652
Total	$23,456	$23,814

 The December 31, 2016 inventories include $1,443 for Accutronics, which was acquired on January 13, 2016.

b.	Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2016	2015
Land	$123	$123
Buildings and Leasehold Improvements	7,757	7,490
Machinery and Equipment	49,722	49,609
Furniture and Fixtures	1,947	1,974
Computer Hardware and Software	5,223	4,585
Construction in Progress	421	745
	65,193	64,526
Less – Accumulated Depreciation	(57,194)	(55,488)
Total	$7,999	$9,038

Estimated costs to complete construction-in-progress as of December 31, 2016 and 2015 were approximately $170 and $180, respectively.

Depreciation expense was $2,223 and $2,401 for the years ended December 31, 2016 and 2015, respectively.

c.	Impairment of Goodwill, Intangible Assets and Long-Lived Assets

We elected to forego the qualitative assessment for our four identified reporting units and conducted a quantitative assessment. The fair value for our reporting units subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used an income approach to estimate the fair value of the reporting units, using Level 3 inputs. To estimate the fair value of the reporting units, we used significant estimates and judgments, including an assessment of our future revenue prospects, particularly government/defense opportunities, as well as our estimates of the probabilities of the opportunities being funded, awarded, and awarded to us. Other key estimates and factors used in the valuation model included revenue growth rates and profit margins based on internal forecasts, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples. As a result of the goodwill impairment tests performed during 2016 and 2015, we determined that an impairment was not required.

Similarly, for our four other indefinite-lived intangible assets (trademarks), we elected to forego the qualitative assessment and proceeded to perform quantitative assessments. The fair value for our indefinite-lived intangible assets subjected to this quantitative test could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used a relief from royalty approach, to estimate the fair value of the indefinite-lived intangible assets, using Level 3 inputs. This method also required us to use significant estimates and judgmental factors. The key estimates and factors used in the valuation model included revenue growth rates, as well as industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and determined royalty rates from market data. As a result of the impairment tests performed during 2016, we determined that no impairments were required. As a result of the impairment tests performed during 2015, we determined that an impairment amounting to $150 was required to reduce the carrying value of one Communications Systems business trademark to its estimated fair value.

There is a possibility that our goodwill and other intangible assets, particularly in our Communications Systems business, could be impaired should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis.

d.	Goodwill

The following table summarizes the goodwill activity by segment for the years ended December 31, 2016 and 2015:

	Battery & Energy Products	Communi- cations Systems	Total
Balance – January 1, 2015	$4,914	$11,493	$16,407
Effect of Foreign Currency Translation	(124)	-	(124)
Balance – December 31, 2015	4,790	11,493	16,283
Acquisition of Accutronics	4,487	-	4,487
Effect of Foreign Currency Translation	(805)	-	(805)
Balance – December 31, 2016	$8,472	$11,493	$19,965

e.	Other Intangible Assets

The composition of intangible assets was:

	December 31, 2016
	Cost	Accumulated Amortization	Net
Trademarks	$3,404	$-	$3,404
Customer Relationships	6,395	3,975	2,420
Patents and Technology	5,455	4,417	1,038
Distributor Relationships	377	368	9
Trade Name	359	36	323
Total Other Intangible Assets	$15,990	$8,796	$7,194

	December 31, 2015
	Cost	Accumulated Amortization	Net
Trademarks	$3,411	$-	$3,411
Patents and Technology	4,482	4,217	265
Customer Relationships	3,971	3,716	255
Distributor Relationships	370	355	15
Total Other Intangible Assets	$12,234	$8,288	$3,946

Amortization of intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2016	2015
Research and Development Expense	$200	$130
Selling, General and Administrative Expense	303	105
Total	$503	$235

Except for the impairment charge recorded against a Communications Systems trademark in 2015, the change in the cost value of total intangible assets is a result of the acquisition of Accutronics on January 13, 2016 and the effect of foreign currency exchange rate fluctuations.

Note 5 - Operating Leases

We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $668 and $672 for the years ended December 31, 2016 and 2015, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows:

2017	2018	2019	2020	2021
$660	$558	$416	$100	$-

Note 6 - Debt

Credit Facilities

We are party to a Revolving Credit, Guaranty and Security Agreement (the “Credit Agreement”) and related security agreements with PNC Bank, National Association (“PNC”) that provides us a $20 million secured asset-based revolving credit facility that includes a $1 million letter of credit subfacility (the “Credit Facility”). The Credit Agreement expires on May 24, 2017.

On April 30, 2014, the Company and PNC entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the Company to commence the Share Repurchase Program described in Note 3, provided that (a) the Company is not in default under the Credit Agreement, (b) the Company’s undrawn availability under the Credit Agreement is at least $6 million both prior to and immediately following any repurchase, (c) the Company’s undrawn availability under the Credit Agreement plus domestic unrestricted cash is at least $8 million both prior to and immediately following any repurchase, and (d) the Company uses its unrestricted cash for such repurchases and does not request advances against the Credit Agreement for such purposes. On October 28, 2014, the Company and PNC entered into a second amendment to the Credit Agreement which modifies the definition of EBITDA in the Credit Agreement to include non-cash stock-based compensation expense.

On April 29, 2015, the Company and PNC entered into a third amendment to the Credit agreement which permitted the Company to extend the Share Repurchase Program to April 30, 2016. On June 15, 2015, the Company and PNC entered into a fourth amendment to the Credit Agreement that permitted the expansion of the Share Repurchase Program described in Note 3 and the extension of this program to June 2, 2016. Finally, on January 13, 2016, Company and PNC entered into a fifth amendment to the Credit Agreement which permitted the Company’s acquisition of Accutronics Ltd. as described in Note 2 above.

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

In addition to customary affirmative and negative covenants, we must maintain a fixed charge coverage ratio as defined in the Credit Agreement of 1.15 to 1.00, tested quarterly for the four-quarters then ended. As of December 31, 2016 we were in compliance with all covenants. The Credit Facility is secured by substantially all our assets.

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

As of December 31, 2016, we had no outstanding balance under the Credit Facility, an applicable interest rate of 4.5%, borrowing capacity of $9,549 in addition to our unrestricted cash on hand of $10,629, and no outstanding letters of credit related to the Credit Facility.

Note 7 - Commitments and Contingencies

a.	Indemnity

Our organizational documents provide that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

b.	Purchase Commitments

As of December 31, 2016, we have made commitments to purchase approximately $504 of production machinery and equipment.

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

As part of our employment commencement process, employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain non-competition and non-solicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.

e.	Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Balance, January 1	$192	$376
Provision (reversal) for warranties issued	39	(90)
Settlements made	(59)	(94)
Balance, December 31	$172	$192

f.	Legal Matters –

We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines (“EA”) was damaged by a fire while parked at London Heathrow Airport. We participated in and provided technical assistance in support of an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, as we are one of many downstream suppliers to that manufacturer.  A final report was issued by the Air Accidents Investigative Branch - - UK Civil Aviation regulatory authority, with findings indicating that the fire was primarily caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.

A component of the ELT is a battery pack which incorporates Ultralife’s industry-standard Lithium Manganese Dioxide non-rechargeable D-cell. Ultralife has had this cell in production since 2001, with millions of units produced. The cell is widely-used for global defense and commercial applications. This battery product has gone through rigorous safety and qualification testing, including United Nations Transport of Dangerous Goods, Manual of Tests and Criteria, and is authorized for use in aerospace applications under Technical Standard Order C142.

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire. The suit was filed by EA in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London and seeks as damages $42,000 plus other unspecified amounts, including those for loss of use and diminution in value of the aircraft. We maintain liability and products liability insurance through reputable providers, and in accordance with our corporate practices, immediately advised and referred this matter to our insurers. We are working with those insurers and their counsel to actively defend against this action, which is ongoing.

At this time, we believe that there is not a reasonable possibility that this incident will result in a material financial exposure to the Company.

Arista Power Litigation

Since September 2011, we have been pursuing legal action against Arista Power, Inc. (“Arista”) and our former employee, David Modeen, for, among other things, alleged breach of certain agreements, duties and obligations, including misappropriation of our confidential information and trade secrets, tortious interference, and breach of contract.  On January 12, 2016, Arista filed for liquidation under Chapter 7 of the bankruptcy laws of the United States, without accurately identifying our ongoing lawsuit against them.  Although we have not withdrawn our lawsuit, nor has it been dismissed, the Company did not submit a Proof of Claim in connection with Arista’s bankruptcy filing, nor does it intend to actively pursue its claims against Arista at this time.

Note 8 - Shareholders' Equity

a.	Stock-Based Compensation Expense

We recorded non-cash stock compensation expense in each period as follows:

	2016	2015
Stock Options	$676	$489
Restricted Stock Grants	34	82
Total	$710	$571

These are more fully discussed as follows:

b.	Stock Options

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

In June 2004, our shareholders adopted the 2004 Long-Term Incentive Plan (“2004 LTIP”) pursuant to which we were authorized to issue up to 750,000 shares of common stock and grant stock options, restricted stock awards, stock appreciation rights and other stock-based awards. Through shareholder approved amendments to the LTIP in 2006, 2008, 2011, and 2013, the total number of shares authorized under the LTIP was increased to 2,900,000.

In June 2014, our shareholders approved the 2014 Long-Term Incentive Plan (“2014 LTIP”) as the successor plan to the 2004 LTIP that expired on June 10, 2014. Under the 2014 LTIP, a total of 1,750,000 shares of Common Stock will be available for grant of awards. However, of the total number of shares of common stock available for awards under the 2014 LTIP, no more than 800,000 shares of Common Stock may be used for awards other than stock options and stock appreciation rights.  Grants under the 2014 LTIP may be awarded through June 2, 2024.

Stock options granted under the LTIPs are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- year period and expire on the seventh anniversary of the grant date. All NQSOs issued to non-employee directors vest immediately and expire on the seventh anniversary of the grant date. As of December 31, 2016, there were 1,243,697 stock options outstanding under the 2004 LTIP and 679,884 stock options outstanding under the 2014 LTIP.

On December 30, 2010, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, options to purchase shares of common stock under the 2004 LTIP as follows: (i) 50,000 shares at $6.42, vesting in annual increments of 12,500 shares over a four-year period commencing December 30, 2011; (ii) 250,000 shares at $6.42, vesting in annual increments of 62,500 shares over a four-year period commencing December 30, 2011; (iii) 200,000 shares at $10.00, with vesting to begin on the date the stock reaches a closing price of $10.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date; and (iv) 200,000 shares at $15.00, with vesting to begin on the date the stock reaches a closing price of $15.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date. All such options in items (i) and (ii) shall expire on December 30, 2017. All such options in items (iii) and (iv) shall expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020. The market-based conditions for the stock options in items (iii) and (iv) had not been met as of December 31, 2016. The options set forth in items (ii), (iii) and (iv) were subject to shareholder approval of an amendment to the 2004 LTIP, which approval was obtained on June 7, 2011.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the 2004 LTIP. The option vested in annual increments of 12,500 shares over a four-year period commencing December 30, 2011. The option expires on December 30, 2017.

As of December 31, 2016, there was $505 of total unrecognized compensation costs related to outstanding stock options, which we expect to recognize over a weighted average period of 1.1 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Risk-free interest rate	1.36%	0.72%
Volatility factor	48.20%	48.54%
Dividends	0.00%	0.00%
Weighted average expected life (years)	4.83	4.15
Forfeiture rate	10.0%	13.8%

We used a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards in the years ended December 31, 2016 or 2015.

We calculate expected volatility for stock options by taking an average of historical volatility over the expected term. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. Forfeiture rates are calculated by dividing unvested shares forfeited by beginning shares outstanding. The pre-vesting forfeiture rate is calculated yearly and is determined using a historical twelve-quarter rolling average of the forfeiture rates.

The following tables summarize data for the stock options issued by us:

Year Ended December 31, 2016
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Shares under Option – January 1	2,257,969	$6.30
Options Granted	369,550	4.69
Options Exercised	(152,789)	3.86
Options Forfeited or Expired	(151,149)	6.09
Shares under option – December 31	2,323,581	$6.22	3.31	$1,101
Vested and Expected to Vest - December 31	2,192,138	$6.31	2.98	$1,006

Options Exercisable – December 31	1,302,390	$5.05	1.92	$669

Year Ended December 31, 2015
	Number of Shares	Weighted Average Exercise Price Per Share
Shares under Option – January 1	2,056,122	$6.66
Options Granted	411,250	4.68
Options Exercised	(137,937)	3.90
Options Forfeited or Expired	(71,466)	11.86
Shares under option – December 31	2,257,969	$6.30

Options Exercisable – December 31	1,255,736	$5.22

The following table represents additional information about stock options outstanding at December 31, 2016:

			Option Outstanding			Options Exercisable
Range of Exercise Prices			Number of Outstanding Options – December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable at December 31, 2016	Weighted- Average Exercise Price
$3.22	-	$3.99	608,200	3.68	$3.76	394,218	$3.75
$4.00	-	$4.99	686,548	3.62	$4.40	396,006	4.45
$5.00	-	$9.99	628,833	2.17	$6.58	512,166	6.52
$10.00	-	$15.00	400,000	4.00	$12.50	-	-

$3.22	-	$15.00	2,323,581	3.31	$6.22	1,302,390	$5.05

The weighted average fair value of options granted during the years ended December 31, 2016 and 2015 was $2.01 and $2.32, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2016 and 2015 was $149 and $364, respectively.

Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2016 and 2015 was $460 and $538, respectively. There were no excess tax benefits realized in accumulated paid-in capital on exercised options for the years ended December 31, 2016 and 2015.

c.	Restricted Stock Awards

During 2014, we awarded 49,200 restricted stock units under the 2014 LTIP to certain key employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. $34 and $82 of expense was recorded in 2016 and 2015, respectively, relating to these units. In September 2016, 15,900 shares of the awarded restricted stock vested and the Company repurchased 4,131 shares to satisfy the statutory tax withholding on shares vested for certain employees.

At December 31, 2016, there was $11 of unrecognized compensation expense related to restricted stock grants.

d.	Reserved Shares

We have reserved 901,700 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2016.

Note 9 - Income Taxes

          Our income tax provision consists of:

	Years Ended December 31,
	2016	2015
Current:
Federal	$(70)	$4
State	20	15
Foreign	13	111
	(37)	130
Deferred:
Federal	220	169
State	-	-
Foreign	(85)	11
	135	180
Total income tax provision	$98	$310

The deferred income tax provision is primarily due to the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carry-forward periods offset by the deferred tax benefit of the amortization of certain intangible assets of Accutronics (U.K.). The current income tax provision is primarily due to the income reported for Accutronics (U.K.) while the remaining expense is primarily due to state taxes. The benefit associated with the current income tax provision is primarily related to an excess accrual of income taxes in prior years. In 2015, the deferred provision was reduced by a deferred tax benefit amounting to $51 relating to our $150 impairment of a trademark.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	Years Ended December 31,
	2016	2015
Deferred Tax Liabilities:
Property, Plant and Equipment	$-	$-
Intangible Assets	5,471	4,631
Total Deferred Tax Liabilities	5,471	4,631

Deferred Tax Assets:
Property, Plant and Equipment	77	288
Net Operating Loss Carry-Forwards	27,127	27,283
Tax Credit Carry-Forwards	1,704	1,596
Intangible Assets	2,923	3,391
Accrued Expenses, Reserves and Other	1,527	2,127
Total Deferred Tax Assets	33,358	34,685
Valuation Allowance for Deferred Tax Assets	(33,331)	(34,593)
Net Deferred Tax Assets	27	92

Net Deferred Tax Liabilities	$5,444	$4,539

Net deferred tax liabilities are comprised of the following balance sheet amounts:

	Years Ended December 31,
	2016	2015

Current Deferred Tax Assets	$94	$92
Non-Current Deferred Tax Liabilities	(5,538)	(4,631)
	$(5,444)	$(4,539)

The valuation allowance for deferred tax assets decreased by $1,262 and increased by $6,642 in the years ended December 31, 2016 and 2015, respectively. The 2016 decrease in the valuation allowance was due to the reduction of deferred tax assets due to the Company’s pretax income in 2016. The 2015 increase in the valuation allowance included an increase of $7,296 relating to the release of our unrecognized tax benefit during 2015 (see below). Excluding the effect of the release of the unrecognized tax benefit during 2015, the valuation allowance would have decreased by $654.

In 2016 and 2015, in the U.S. and certain operations in the U.K., we continue to report a valuation allowance for our deferred tax assets that cannot be offset by reversing temporary differences. We continue to conclude that, based on historical factors, it is more likely than not that we will not fully utilize our U.S. and U.K. NOLs that have accumulated over time. The recognition of a valuation allowance on our deferred tax assets results from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs is based on a number of factors including, our history of net operating losses, the volatility of our earnings, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate as of the end of 2016. We believe that these historical factors represent negative evidence sufficient to conclude that we should record a full valuation allowance against our deferred tax assets. In both 2016 and 2015, we have not recorded a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that they will be realized. We continually assess the carrying value of this asset based on relevant accounting standards.

As of December 31, 2016, we have domestic and foreign NOLs totaling approximately $70,976 and $12,760, respectively, and domestic tax credits of approximately $1,704, available to reduce future taxable income. Included in our NOL carry-forward are foreign loss carry-forwards of approximately $12,760, nearly all of which can be carried forward indefinitely. The domestic NOL carry-forward of $70,976 expires beginning in 2019, through 2034. The domestic NOL carry-forward includes approximately $3,223 for which a benefit will be recorded in capital in excess of par value when realized.

At December 31, 2016, the undistributed earnings of the Company's foreign operations were indefinitely reinvested in those operations.

For financial reporting purposes, income (loss) from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2016	2015
United States	$2,803	$2,582
Foreign	777	568
	$3,580	$3,150

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	2016	2015

Statutory Income Tax Rate	34.0%	34.0%
(Increase) Decrease in Tax Provision Resulting From:
Equity Compensation	9.6	2.2
Income Tax Credits	(6.2)	(4.5)
Foreign Tax Rates	(2.2)	(2.2)
Release of Unrecognized Tax Benefits	-	(231.6)
Valuation Allowance	(30)	210.9
Excess Accrual	(5.2)	-
Other	2.7	1.0
Effective Income Tax Rate	2.7%	9.8%

Accounting for Uncertainty in Income Taxes

Our unrecognized tax benefits related to uncertain tax positions at December 31, 2014 related to Federal and various state jurisdictions. We recorded the release of uncertain tax positions in 2015 relating to the conclusion of a federal tax examination, resulting in a $21.4 million increase in the amount of our reported domestic NOL carry-forward. The following table summarizes the activity related to our unrecognized tax benefits:

	Years Ended December 31,
	2016	2015
Balance – beginning of year	$-	$7,296
Increases related to current year tax positions	-	-
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Expiration of statute of limitations for assessment of taxes	-	-
Settlements of examinations	-	(7,296)
Balance – end of year	$-	$-

The total unrecognized tax benefit balances at January 1, 2015 of $7,296 was comprised of tax benefits that, if recognized, would result in a deferred tax asset and a corresponding increase in our valuation allowance. As a result, because the benefit would be offset by an increase in the valuation allowance, there would be no net effect on our effective tax rate or income tax provision. We recorded the release of this unrecognized tax benefit amount during 2015 upon the conclusion of a of a federal tax examination, resulting in a $21.4 million increase in the amount of our reported domestic NOL carry-forward. There were no unrecognized tax benefits at December 31, 2016.

We are not required to accrue interest and penalties as the unrecognized tax benefits have been recorded as a decrease in our NOL. Interest and penalties would begin to accrue in the period in which the NOLs related to the uncertain tax positions are utilized. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2001 through 2016 remain subject to examination by the Internal Revenue Service (“IRS”) due to our NOL carry-forwards. Our U.S. tax matters for the years 2001 through 2016 remain subject to examination by various state and local tax jurisdictions due to our NOL carry-forwards. Our tax matters for the years 2009 through 2016 remain subject to examination by the respective foreign tax jurisdiction authorities.

Note 10 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. Since January 2010, we have matched 50% on the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2016 and 2015, we contributed $191 and $201, respectively, to the 401(k) plan.

Note 11 - Business Segment Information

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

2016:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$64,753	$17,707	$-	$82,460
Segment Contribution	19,580	5,528	(21,345)	3,763
Interest Expense, Net			(263)	(263)
Miscellaneous			80	80
Income Tax Provision			(98)	(98)
Non-Controlling Interest			27	27
Net Income Attributable to Ultralife				$3,509

Total Assets	$39,691	$32,021	$13,032	$84,744
Capital Expenditures	852	158	367	1,377
Goodwill	8,472	11,493		19,965
Depreciation and Amortization of Intangible Assets	2,042	541	143	2,726
Stock-Based Compensation	403	110	197	710

2015:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$65,272	$11,155	$-	$76,427
Segment Contribution	18,698	4,618	(19,986)	3,330
Interest Expense, Net			(245)	(245)
Miscellaneous			65	65
Income Tax Provision			(310)	(310)
Non-Controlling Interest			29	29
Net Loss Attributable to Ultralife				$2,869

Total Assets	$35,295	$28,849	$17,378	$81,522
Capital Expenditures	355	973	562	1,890
Goodwill	4,790	11,493		16,283
Depreciation and Amortization of Intangible Assets	1,625	98	984	2,707
Intangible Asset Impairment		150		150
Stock-Based Compensation	46	3	522	571

U.S. and Non-U.S. Revenue Information1:

2016:	Total Revenue	United States	Non-United States
Battery & Energy Products	$64,753	$29,587	$35,166
Communications Systems	17,707	15,507	2,200
Total	$82,460	45,094	$37,366
		55%	45%

2015:	Total Revenue	United States	Non-United States
Battery & Energy Products	$65,272	$37,106	$28,166
Communications Systems	11,155	9,635	1,520
Total	$76,427	$46,741	$29,686
		61%	39%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

Long-lived assets (including goodwill and intangible assets) held outside the U.S., principally in the United Kingdom and China, were $11,652 and $4,748 at December 31, 2016 and 2015, respectively.

Commercial and Government/Defense Revenue Information:

2016:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$64,753	$40,886	$23,867
Communications Systems	17,707	-	17,707
Total	$82,460	$40,886	$41,574
		50%	50%

2015:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$65,272	$33,367	$31,905
Communications Systems	11,155	-	11,155
Total	$76,427	$33,367	$43,060
		44%	56%

Note 12 – Due from Insurance Company

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

The total amount of the loss pertaining to assets and the related expenses was approximately $1,589, including damaged inventory, business interruption and lost profits. We have pursued a claim against our insurance policy, with the majority of our insurance claim related to the recovery of damaged inventory. We had received payments in June 2012 and April 2013 totaling approximately $1,286 as a partial payment on our insurance claim, which resulted in no gain or loss being recognized. Since the filing of the claim and through June 26, 2016, we reflected a receivable from the insurance company of $177, net of our deductible of approximately $126, representing additional proceeds expected to be received. On September 6, 2016, our claim was finalized with the insurance company resulting in a $55 loss included in our 2016 results.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2017 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	2,323,581	$6.22	901,700

Equity compensation plans not approved by security holders	-	-	-

Total	2,323,581	$6.22	901,700

See Note 8 in Notes to Consolidated Financial Statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Corporate Governance - General" in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled "Proposal to Ratify the Selection of Independent Registered Accounting Firm - Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Incorporated By Reference from:

2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation	Exhibit 2.1 of the Form 10-Q for the quarter ended September 30, 2012, filed November 8, 2012
2.2	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.5†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.6†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.7†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.8†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.9†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.10†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011

10.11†	Revised definition of “Change in Control” for Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.12	Settlement Agreement between the Registrant and the United States of America dated June 1, 2011	Exhibit 10.1 of the Form 8-K filed on June 2, 2011
10.13†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.14†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.15	Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.16†	Retirement and Consulting Agreement, Release and Waiver of All Claims, between Ultralife Corporation and Peter F. Comerford, dated May 28,2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.17†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.18†	Amended No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.19	Amendment No. 1, dated April 30, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended March 30, 2014, filed May 9, 2014
10.20	Amendment No. 2, dated October 28, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended September 28, 2014, filed November 3, 2014
10.21	Amendment No. 3, dated April 30, 2015, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on April 30, 2015
10.22	Amendment No. 4, dated June 5, 2015, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on June 5, 2015
10.23	Amendment No. 5, dated January 13, 2016, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on January 20, 2016
21	Subsidiaries	Filed herewith
23.1	Consent of Freed Maxick CPAs, P.C.	Filed herewith
23.2	Consent of Bonadio & Co., LLP	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32	906 Certifications	Filed herewith
100.INS	XBRL Instance Document	Filed herewith
100.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
100.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
100.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
100.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
100.DEF	XBRL Taxonomy Definition Document	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: February 9, 2017	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 9, 2017	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2017	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: February 9, 2017	/s/Steven M. Anderson
Steven M. Anderson (Director)

Date: February 9, 2017	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: February 9, 2017	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: February 9, 2017	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: February 9, 2017	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

Index to Exhibits

21	Subsidiaries
23.1	Consent of Freed Maxick, CPAs. P.C.
23.2	Consent of Bonadio & Co., LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document