Form 10-K/A
period 2016-12-31
ULTRALIFE CORP
filed 2017-04-28
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes…. No..X...

On June 26, 2016, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $46,435,667 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 24, 2016.

As of April 27, 2017, the registrant had 15,490,305 shares of common stock outstanding, net of 4,015,752 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Original Filing), filed with the U.S. Securities and Exchange Commission (SEC) on February 9, 2017 (Original Filing Date). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. We plan on filing our definitive proxy statement on or about June 1, 2017 as we are holding our 2017 Annual Shareholders’ Meeting (“the Meeting”) on July 18, 2017. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Unless expressly indicated or the context requires otherwise, the terms “the Company”, “we”, “our”, and “us” in this document refer to Ultralife Corporation (“Ultralife”), a Delaware corporation, and, where appropriate, its subsidiaries.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors are elected to serve until the next annual meeting of shareholders and until his or her successor shall have been duly elected and qualified. Certain information with respect to our directors is presented below.

Name	Age	Present Principal Occupation, Employment History and Expertise

Steven M. Anderson	60

Brigadier General (Ret.) Anderson has been a director of the Company since April 13, 2010.  General (Ret.) Anderson has served as the Afghanistan Country Manager for Fluor Corporation since April 2016, managing the US Army LOGCAP (Logistics Civil Augmentation Program) providing contingency support to US forces in the Afghanistan combat zone. He has served as an owner and Chief Marketing Officer from January 2013 to March 2016 and Senior VP from February 2011 through December 2012 of Relyant, LLC, a service-disabled veteran-owned small business and global provider of construction, environmental, energy and logistics services.  General (Ret.) Anderson, a career military officer who retired from active duty in November 2009, served for five years as a general officer in the US Army, including 15 months as the senior US and coalition logistician in Iraq in support of Operation Iraqi Freedom.  From 2004 to 2006, General (Ret.) Anderson served as the senior US logistician in Korea (Deputy C-4 for the United Nations Command/Combined Forces Command and J4, United States Forces Korea) and spearheaded the development of Camp Humphreys, the combined and US headquarters facility in Central Korea.  He served in various command positions including Commander, Division Support Command, 2nd Infantry Division, Korea (2000-02), and Commander, 725th Main Support Battalion, 25th Infantry Division (Light), Schofield Barracks, Hawaii (1995-97).  In his final military assignment, he served for two years on the Army Staff in the Pentagon as the Director, Operations and Logistics Readiness, Office of the Army Deputy Chief of Staff, G4 (logistics).  General (Ret.) Anderson is a 1978 graduate of the US Military Academy at West Point and earned a Masters of Science degree in Operations Research and Systems Analysis Engineering at the Naval Postgraduate School in 1987.  In 2014, he was inducted into the US Army Ordnance Hall of Fame and elected to the board of directors of the National Association of Ordnance Contractors (NAOC).  General (Ret.) Anderson has been nominated for re-election to our Board of Directors because of his general knowledge of the US military and particularly his knowledge of its procurement processes and policies. The military and prime defense contractors are important customer bases of the Company.

Michael D. Popielec	55

Mr. Popielec has served as our President and Chief Executive Officer and as a director of the Company since December 30, 2010. Mr. Popielec has 30 years experience in growing domestic and international industrial businesses. Prior to joining us, Mr. Popielec operated his own management consulting business in 2009 to 2010 and was Group President, Applied Technologies in 2008 and 2009 and Group President, Diversified Components from 2005 to 2007 at Carlisle Companies, Inc., a $2.5 billion diversified global manufacturer. Prior to that, from 2003 to 2005, he held various positions, including Chief Operating Officer, Americas, for Danka Business Systems, PLC. From 1985 to 2002, Mr. Popielec held positions of increasing responsibility at General Electric Company, culminating in his serving as a GE corporate officer and as President and Chief Executive Officer of GE Power Controls, the European arm of GE Industrial Systems. Mr. Popielec has a B.S. in Mechanical Engineering from Michigan State University. Mr. Popielec has been nominated for re-election to our Board of Directors because of his operations expertise and his experience in growing domestic and international industrial businesses.

Name	Age	Present Principal Occupation, Employment History and Expertise

Thomas L. Saeli	60	Mr. Saeli has been a director of the Company since March 5, 2010. Since 2011, Mr. Saeli has served as the Chief Executive Officer and a director of John R. Burt Enterprises, a diversified manufacturer of primarily commercial and industrial roofing systems. Prior to that, Mr. Saeli was a business consultant to international corporate clients on matters involving business development strategies, acquisitions and operations. He previously served as Chief Executive Officer and a member of the board of directors of Noble International, Ltd. An automotive supplier of engineered laser welded and roll formed metal products from March 2006 through April 13, 2009 when he resigned those positions. Noble International, Ltd filed voluntary relief under Chapter 11 of the U.S. Bankruptcy Code on April 15, 2009. From 1998 through 2006, Mr. Saeli served as Vice President of Corporate Development for Lear Corporation, an automotive supplier of seating, interior and electronic products. Over the past five years, Mr. Saeli has served on various boards of privately held profit and nonprofit organizations. Mr. Saeli has a BA in Economics from Hamilton College, and an MBA in Finance and Accounting from Columbia University’s Graduate School of Business. Mr. Saeli has been nominated for re-election to our Board of Directors because of his manufacturing, corporate development, mergers and acquisitions and finance experience. Mr. Saeli also qualifies as an audit committee financial expert under applicable SEC rules.

Robert W. Shaw II	60

Mr. Shaw has been a director of the Company since June 8, 2010.  Currently he is on the board of directors of the American Queen Steamboat Company, one of the largest overnight US cruise ship companies, and for Pratt Miller, Inc., a large engineering company for automotive racing and defense businesses.  Additionally he is a senior advisor to HMS Global Maritime, a marine operator for domestic ferry companies and the US government and for Hornblower NY Ferry Fleet, the $400M start-up of New York City’s fleet of fast ferries.  Mr. Shaw has served as the president of the largest dining and excursion boat operators in the United States, with over 100 vessels.  He has been president of a large mechanical contracting company specializing in the federal government and healthcare markets.   Mr. Shaw served in the US Marine Corps as an infantry Captain, has a MBA degree from Harvard University and an engineering degree from Cornell University.  Mr. Shaw has been nominated for re-election to our Board of Directors because of his management expertise and experience as an executive officer.

Name

Ranjit C. Singh	64

Mr. Singh has been a director of the Company since August 2000, and served as Chair of our Board of Directors from December 2001 to June 2007. Mr. Singh is currently the Chief Executive Officer of CSR Consulting Group, which provides business and technology consulting services, a position that he has held since 2008. He previously served as President and Chief Executive Officer of Aptara, a content outsourcing services company, from February 2003 until July 2008. From February 2002 to February 2003, Mr. Singh served as President and Chief Executive Officer of Reliacast Inc., a video streaming software and services company. Prior to that, he was President and Chief Operating Officer of ContentGuard, which develops and markets digital property rights software. Before joining ContentGuard earlier in 2000, Mr. Singh worked for Xerox as a corporate Senior Vice President with various responsibilities related to its software businesses. Mr. Singh joined Xerox in 1997, having been employed by Citibank where he was Vice President of Global Distributed Computing. Mr. Singh has been nominated for re-election to our Board of Directors because of his experience as an executive of growing technology-based companies, his familiarity with international operations and his expertise in mergers and acquisitions.

Bradford T. Whitmore	59

Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers, Ltd., an investment firm that holds approximately 3% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers, Ltd. collectively hold or claim beneficial ownership of over slightly more than 34% of the outstanding shares of our common stock. Over the past five years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers, Ltd. and its affiliates held investments as well as not-for-profit organizations. Mr. Whitmore has been nominated for re-election to our Board of Directors because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our executive officers are appointed annually by our Board of Directors at its first meeting following the annual meeting of shareholders. Our executive officers for fiscal 2016 were:

●	Michael D. Popielec, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

Other than for Mr. Popielec, whose information is set forth with the other directors standing for election, certain information with respect to Philip A. Fain, our other executive officer, is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	62

Mr. Fain was named Chief Financial Officer in November 2009, Treasurer in December 2009 and Corporate Secretary in April 2013. He previously served as Vice President of Business Development, having joined us in February 2008. Prior to joining us, he was Managing Partner of CXO on the GO, LLC, a management-consulting firm, which he co-founded in November 2003 and which we retained in connection with our acquisition activity. Prior to founding CXO on the GO, LLC, Mr. Fain served as Vice President of Finance - RayBan Sunoptics for Luxottica, SpA. Prior to the acquisition of Bausch & Lomb’s global eyewear business by Luxottica, Mr. Fain served as Bausch & Lomb’s Senior Vice President Finance - Global Eyewear from 1997 to 1999 and as Vice President and Controller for the US Sunglass business from 1993 to 1996. In these roles, he led the process to acquire some of the World’s most sought after sunglass companies and brands for Bausch & Lomb. From 1983 to 1993, Mr. Fain served in various positions with Bausch & Lomb including executive positions in corporate accounting, finance and audit. Mr. Fain began his career as a CPA and consultant with Arthur Andersen & Co. in 1977. He received his B.A. in Economics from the University of Rochester and an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.

Corporate Governance

General

Pursuant to the General Corporation Law of the State of Delaware, the state in which we were organized, and our By-laws, our business, property and affairs are managed under the direction of our Board of Directors. Members of our Board of Directors are kept informed of Company business through regular discussions with our President and Chief Executive Officer and our Chief Financial Officer, Treasurer and Secretary, by reviewing materials provided to them by the Company’s management and by participating in meetings of the Board and its committees.

Our Board of Directors has determined that all but one of our directors, Michael D. Popielec, who serves as our President and Chief Executive Officer, are “independent” for purposes of NASDAQ listing standards applicable to the Corporate Development and Governance Committee and the Compensation and Management Committee. In addition, our Board of Directors has determined that all but two of our Directors, Michael D. Popielec and Bradford T. Whitmore, our Board Chair, are independent for purposes of NASDAQ listing standards applicable to the Audit and Finance Committee. We believe that the segregation of the roles of Board Chair from that of the President and Chief Executive Officer ensures better overall governance of our Company and provides meaningful checks and balances regarding our overall performance. This structure allows our President and Chief Executive Officer to focus on our business while the Board Chair leads our Board of Directors in establishing corporate policy and enhancing our governance structure and practices.

Our Board of Directors has three standing committees: an Audit and Finance Committee, a Corporate Development and Governance Committee, and a Compensation and Management Committee. During 2016, our Board of Directors held six meetings and the committees of our Board of Directors held a total of eighteen meetings. During 2016, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all of our Board committees. Each director attended at least 75% of the aggregate of: (1) the total number of meetings of the Board; and (2) the total number of meetings held by all committees of the Board on which he or she served.

Our Board of Directors has adopted a charter for each of the three standing committees that addresses the composition and function of each committee and has also adopted Corporate Governance Principles that address the composition and function of the Board of Directors. These charters and Corporate Governance Principles are available on our website at http://investor.ultralifecorporation.com under the subheading “Corporate Governance.” Pursuant to our Corporate Governance Principles, it is our policy that directors retire from service at the annual meeting following their 70th birthday.

Our Board of Directors has determined that all of the directors who serve on these committees are “independent” for purposes of NASDAQ listing standards, and that the members of the Audit and Finance Committee are also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, which we refer to in this proxy statement as the Exchange Act. Our Board of Directors based these determinations primarily on a review of the responses of the directors to questions regarding employment, compensation history, affiliations and family and other relationships, and on follow-up discussions.

Committees of the Board of Directors

The composition and the functions of our three standing committees of our Board of Directors are set forth below. Our Board of Directors will meet subsequent to the Meeting to appoint members of the committees and designate Chairs of those committees from among those individuals elected at the Meeting to serve on our Board of Directors until the 2018 Annual Meeting of Shareholders.

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Steven M. Anderson and Ranjit C. Singh. This committee selects our independent registered public accounting firm, subject to ratification of our full Board of Directors, and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the committee reviews the qualifications and independence of the independent registered public accounting firm, and meets with our Chief Financial Officer and Treasurer and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition. The committee also reviews and monitors areas of financial risk that could have a material impact on our Company. The Audit and Finance Committee met six times during 2016.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Ranjit C. Singh (Chair), Steven M. Anderson and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors, makes recommendations to our Board of Directors for membership and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met seven times during 2016.

The Corporate Development and Governance Committee identifies potential nominees for director based on its own research for appropriate candidates as well as on recommendations received by directors or from shareholders as described below. The Corporate Development and Governance Committee may retain an executive search firm to assist in the identification of potential director nominees. The evaluation process and the factors considered in undertaking that evaluation are set forth under the caption “Shareholder Recommendations and Standards for Director Nominations” below.

The Corporate Development and Governance Committee also has overall responsibility for assessing and managing our exposure to risks associated with the conduct of our business.

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Steven M. Anderson and Thomas L. Saeli. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers elected by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. Our 2014 Long-Term Incentive Plan (“2014 LTIP”) is administered by the Compensation and Management Committee. The Compensation and Management Committee met five times during 2016.

Shareholder Recommendations and Standards for Director Nominations

As noted above, the Corporate Development and Governance Committee considers and establishes procedures regarding recommendations for nomination to our Board of Directors, including nominations submitted by shareholders. Such recommendations, if any, should be sent to Corporate Secretary, Attn: Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. Any recommendations submitted to the Corporate Secretary should be in writing and should include any material the shareholder considers appropriate in support of that recommendation, but must include the information that would be required under the rules of the SEC in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director, should he or she be elected. The Corporate Development and Governance Committee evaluates all potential candidates in the same manner, regardless of the source of the recommendation.

Based on the information provided to the Corporate Development and Governance Committee with respect to director candidates, the Corporate Development and Governance Committee will make an initial determination whether to conduct a full evaluation of a candidate. The Corporate Development and Governance Committee considers the composition and size of the existing Board of Directors, along with other factors, in making its determination to conduct a full evaluation of a candidate. As part of the full evaluation process, the Corporate Development and Governance Committee may conduct interviews, obtain additional background information and conduct reference checks of candidates. The Corporate Development and Governance Committee may also ask the candidate to meet with management and other members of our Board of Directors. In evaluating a candidate, our Board of Directors, with the assistance of the Corporate Development and Governance Committee, takes into account a variety of factors as described in our Corporate Governance Principles, including the particular experience, attributes and skills that would qualify the candidate to serve as a director. The criteria for selection to our Board of Directors include character and leadership skills; general business acumen and executive experience; knowledge of strategy, finance and relations between business and government; and internal business operations – all to ensure an active Board of Directors whose members work well together and possess the collective knowledge and expertise required to meaningfully contribute as directors. Our Corporate Development and Governance Committee reviews the qualifications of director candidates with those of our current directors to augment and complement the skill sets of our current Board members. We believe that it is important for our Board of Directors to be comprised of individuals with diverse backgrounds, skills and experiences. Although we do not have a formal diversity policy and identify qualified potential candidates without regard to any particular classification, we believe that possessing a breadth of experience and qualifications, as our Board does, promotes Board diversity.

Annual Meeting Attendance

Our policy is that all of the directors, absent special circumstances, should participate in our Annual Meeting of Shareholders, either in person or telephonically. All directors participated in last year’s Annual Meeting of Shareholders.

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session six times during 2016. In addition, our standing committees meet in executive session on a regular basis.

Communicating with the Board of Directors

Shareholders interested in communicating directly with our Board of Directors as a group or individually may do so in writing to our Corporate Secretary, Attn. Philip A. Fain, Ultralife Corporation, 2000 Technology Parkway, Newark, New York 14513. The Corporate Secretary will review all such correspondence and forward to our Board of Directors a summary of that correspondence and copies of any correspondence that, in his opinion, deals with the functions of the Board of Directors or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by us that is addressed to members of the Board of Directors and request copies of any such correspondence. Any concerns relating to accounting, internal controls or auditing matters will be brought to the attention of the Audit and Finance Committee and handled in accordance with the procedures established by the Audit and Finance Committee with respect to such matters.

Risk Management

Our management team is responsible for assisting the Corporate Development and Governance Committee in its assessment of our exposure to risks associated with the conduct of business. We have an enterprise risk management process to identify, assess and manage the most significant risks facing our Company. Our Corporate Development and Governance Committee has overall responsibility to review management’s risk management process, including the policies and guidelines used by management to identify, assess and manage our exposure to risk. Our Audit and Finance Committee has oversight responsibility for financial risks and other risks that could have a material impact on our Company. Our management reviews these financial risks with our Audit and Finance Committee regularly and reviews the risk management process, as it affects financial risks, with our Audit and Finance Committee on an on-going basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and our other equity securities. To our knowledge, based solely on the written representations of our directors and executive officers and the copies of such reports filed with the SEC during 2016, all Section 16(a) filings applicable to our officers, directors and more than 10% beneficial owners were filed in a timely manner with the following exception. One of our directors, Robert W. Shaw II, failed to file a report on Form 4 required under Section 16(a) of the Exchange Act of 1934 on a timely basis in 2016. A Form 4 was filed by Mr. Shaw on May 16, 2016, to disclose Mr. Shaw’s acquisition of 3,000 shares of our common stock. The transaction was not reported timely as a result of an inadvertent administrative oversight.

Code of Ethics

We have a Code of Ethics applicable to all employees, including our executive officers and all members of our Board of Directors. Our Code of Ethics incorporates the elements of a code of ethics specified in Item 406 of Regulation S-K and also complies with NASDAQ requirements for a code of conduct. Shareholders can find a link to this Code of Ethics on our website at http://investor.ultralifecorporation.com under the subheading “Corporate Governance.”

Our Code of Ethics emphasizes our commitment to conducting business in a legal and ethical manner and encourages prompt and confidential reporting of any suspected violations of law or the Code of Ethics. As part of our Code of Ethics, directors and employees are expected to make business decisions and to take actions based upon the best interests of our Company and not based upon personal relationships or benefits. In conjunction with our Code of Ethics, our General Counsel conducts an annual training session with our Board of Directors with emphasis on all facets of compliance with new and existing regulations and best practices. Any potential conflict of interest, and any transaction or relationship involving our officers or directors that could give rise to a conflict of interest, must be reviewed and resolved by our Corporate Development and Governance Committee.

ITEM 11.     EXECUTIVE COMPENSATION

Director Compensation

We presently use cash compensation to attract and retain qualified candidates to serve on our Board of Directors. Our practice is to survey our peer group companies every three to four years to ascertain whether our overall director compensation is appropriate and balanced. If we perceive that there has been a major change in our Company or the market, we may reduce the period of time between surveys. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties to us, the skill-level required by members of our Board of Directors, and, based on publicly available data, the compensation paid to directors in similar sized organizations in our industry. Our program is designed to deliver annual director compensation at the median levels of director compensation for companies in similar industries and of similar size. Our annual director compensation period runs from July 1 to June 30.

Annual Retainers

Each non-employee director will receive an annual cash retainer of $65,000, except for the Board Chair, who will receive an annual cash retainer of $95,000 for the period July 1, 2016 through June 30, 2017. Each non-employee director received an annual cash retainer of $60,000, except for the Board Chair, who received an annual cash retainer of $90,000 for the period July 1, 2015 through June 30, 2016. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service. Annual retainers for Board committee service for the periods July 1, 2015 to June 30, 2016 and July 1, 2016 to June 30, 2017 were as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,750	$16,750
Compensation and Management Committee	$5,250	$13,250
Corporate Development and Governance Committee	$6,750	$16,750

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2016, we paid our non-employee directors an aggregate $426,768.

Our non-employee directors have stock ownership guidelines that require them to maintain ownership of at least $40,000 of our common stock. Newly elected directors have two years from their election to the Board to achieve the stock ownership requirement. Currently, all of our non-employee directors meet the stock ownership guidelines. Refer to the Executive Officer Compensation section contained herein for stock ownership guidelines for our executive officers.

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service during the fiscal year ended December 31, 2016.

	Fees			Non- Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation	Earnings	Compensation ($)	Total ($)
(1)		(2)	(3)	(4)	(5)	(6)

Steven. M. Anderson	81,256	-	-	-	-	-	81,256

Thomas L. Saeli	84,504	-	-	-	-	-	84,504

Robert W. Shaw II	84,254	-	-	-	-	-	84,254

Ranjit C. Singh	84,254	-	-	-	-	-	84,254

Bradford T. Whitmore	92,500	-	-	-	-	-	92,500

(1)

Michael D. Popielec, our President and Chief Executive Officer, is ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our executive officers.

(2)	There were no stock awards granted to our non-employee directors during 2016 or outstanding at December 31, 2016.

(3)	There were no option awards granted to our non-employee directors during 2016 or outstanding at December 31, 2016.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2016.

(5)	There were no deferred compensation earnings for our non-employee directors for the fiscal year ended December 31, 2016.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2016.

Executive Officer Compensation

This Amendment No. 1 provides certain information relating to the compensation of our named executive officers. We have determined that Messrs. Popielec and Fain were our only named executive officers for 2016.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, Compensation Disclosure and Analysis (“CD&A”) and certain other disclosures are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our executive officers for their services in all capacities to us during 2016 and 2015:

				Stock	Option	All Other
Name and		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Michael D. Popielec	2016	500,160	-	-	75,398	18,166	593,724
President and Chief Executive Officer	2015	505,401	236,455	-	86,600	18,075	846,531

Philip A. Fain	2016	309,311	-	-	37,969	9,769	357,049
Chief Financial Officer, Treasurer and Secretary	2015	303,737	87,738	-	41,283	10,040	442,798

(1)

Amounts shown represent base salary cash compensation paid during the respective years. Amounts may differ from amounts earned due to timing of payroll periods. Refer to the “Narrative to Summary Compensation Table” for further information.

(2)

Amounts shown represent short-term incentive plan (“STIP”) cash awards earned during the respective years and paid in the subsequent year. Refer to the “Narrative to Summary Compensation Table” for further information.

(3)	There were no stock awards granted during fiscal years 2016 and 2015.

(4)

Amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). See Note 8 and Note 9 to our audited financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2016 and December 31, 2015, respectively, for the assumptions used in valuing these stock options in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” for further information.

(5)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)

Michael D. Popielec	2016	5,300	12,866	18,166
	2015	5,200	12,875	18,075
Philip A. Fain	2016	5,300	4,469	9,769
	2015	5,300	4,740	10,040

(a)

The “Other Benefits” column of the above table includes premiums paid for group medical and dental coverage and long-term care insurance, reimbursement for tax preparation and certain financial planning expenses.

Narrative to Summary Compensation Table

Compensation Overview

Our executive compensation program is evaluated and approved each year by our Compensation and Management Committee. Annual total compensation for our executive officers is comprised of the following key components:

●	Base salary;

●	Short-term incentive plan (“STIP”);

●	Long-term incentive plan (“LTIP”); and

●	Limited perquisites and other benefits.

Our executive compensation program is structured to align the interests of our executive officers with those of our shareholders by rewarding performance that achieves successful execution of our business strategy, grows our business and increases shareholder value. Our executive rewards program is designed to incentivize our executive officers to achieve strong financial, operational and strategic performance and to provide a link between the compensation earned by our executives and the creation of long-term sustainable value. The Compensation and Management Committee establishes specific annual, long-term and strategic goals and seeks to reward our executive officers for performance that meets or exceeds those goals. In addition, we expect our executive officers to work toward achievement of these goals while maintaining the highest ethical standards.

Base Salary

The Compensation and Management Committee evaluates the performance of Mr. Popielec, our President and Chief Executive Officer, and presents its evaluation and recommendation for base salary adjustment, if any, to the Board of Directors for approval. Mr. Popielec evaluates the performance of Mr. Fain, our Chief Financial Officer, Treasurer and Secretary, and presents his evaluation and recommendation for a base salary adjustment, if any, to the Compensation and Management Committee, which, in turn, may recommend acceptance of or adjustment to such base salary recommendation to the Board of Directors. If adjustments to base salaries are recommended and approved, the adjustments are made to be effective for a period ranging from twelve to fifteen months from the date of the last salary adjustment.

In May 2016, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 4.0% for Mr. Popielec ($486,683 to $506,150) and for Mr. Fain ($300,976 to $313,015). The salary increases were approved by the Committee based on a number of factors including individual and Company performance. Other than these adjustments, no further changes were made to the base salaries of our executive officers during 2016.

In March 2015, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 5% for Mr. Fain ($286,650 to $300,976). Mr. Popielec’s base salary was not adjusted during 2015.

Short-Term Incentive Plan

Our Compensation Committee establishes a STIP each fiscal year to provide our executive officers an opportunity to earn an annual cash award in addition to their base salaries. The STIP is designed to place “at risk” a significant portion of the annual total cash compensation of our executive officers to incentivize them to achieve our short-term financial objectives while making progress toward our longer term goals. Generally, the STIP target levels are set such that, assuming achievement of pre-established performance metrics, the combined annual base salary and STIP award for our executive officers will be at or near the 50th percentile for executive officers at the companies in our peer group.

For 2016, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2016 were consolidated operating profit and revenue goals of $7.1 million and $102.6 million, respectively, as measured pursuant to generally accepted accounting standards. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than 75% of the operating profit goal or less than 90% of the revenue goal would result in no award being earned with respect to that metric. Achievement of 75% to 100% of the operating profit goal and achievement of 90% to 100% of the revenue goal would result in an award ranging from 50% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 100% to 135% of the operating profit goal and over 100% to 125% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2016 financial performance, our executive officers did not earn a STIP award for 2016.

For 2015, the STIP target bonus levels for Mr. Popielec and Mr. Fain were 75% and 45% of their respective base salaries. The STIP target bonus levels were based on pre-established 2015 consolidated operating profit and revenue goals of $3.75 million and $80.3 million, respectively. The STIP was structured with 70% of the award weighted on the consolidated operating profit goal and 30% weighted on the consolidated revenue goal. Achievement of less than 75% of the operating profit goal or less than 89% of the revenue goal would result in no award being earned with respect to that metric. Achievement of 75% to 100% of the operating profit goal and achievement of 89% to 100% of the revenue goal would result in an award ranging from 50% to 70% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of 127% to 160% of the operating profit goal and 107% to 118% of the revenue goal would result in an award ranging from 100% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for partial awards if one of the two metrics was achieved.

Based on our 2015 financial performance, Messrs. Popielec and Fain earned STIP awards for 2015 of $236,455 and $87,738, respectively, which were paid in March 2016.

Long-Term Incentive Plan

Stock options and other equity awards are used to align the interests of our executive officers with those of our shareholders by incentivizing our executive officers to achieve long-term growth and sustainable shareholder value.

Refer to “Outstanding Equity Awards” for stock options granted during 2016 and 2015. There were no other equity-based awards granted to our executive officers during 2016 and 2015.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. We provide a company match of 50% of an employee’s contributions, up to a maximum of 4% of the employee’s annual salary.

Perquisites and Other Personal Benefits

We provide our executive officers with certain perquisites and other personal benefits which are consistent with the objectives of our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation and Management Committee periodically reviews the levels of such perquisites and other personal benefits to ensure they remain at appropriate levels. The aggregate incremental costs of the perquisites and other personal benefits provided to our executive officers are included in the “All Other Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2016 for our executive officers.

				Equity Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised		Option	Option
	Options (#)	Options (#)		Unearned		Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)		Price ($)	Date

Michael D. Popielec	50,000	-		-		6.4218	12/30/2017	(1)
	250,000	-		-		6.4218	12/30/2017	(1)
	50,000	-		-		6.5820	12/30/2017
	-	-		200,000	(2)	10.0000	12/30/2020
	-	-		200,000	(2)	15.0000	12/30/2020
	13,334	26,666	(3)	-		3.7103	3/3/2022
	6,667	13,333	(4)	-		3.7876	3/5/2022
	-	40,000	(5)	-		4.2902	6/1/2023

Philip A. Fain	25,000	-		-		6.9061	12/3/2017
	50,000	-		-		4.4218	12/9/2018
	20,000	-		-		3.9797	1/3/2019
	46,667	23,333	(6)	-		3.9384	3/4/2021
	10,000	20,000	(7)	-		3.7103	3/3/2022
	-	20,000	(8)	-		4.2902	6/1/2023

(1)

On April 19, 2017, our Board of Directors, on recommendation of the Compensation and Management Committee, extended the option expiration date from December 30, 2017 to December 30, 2020, pursuant to the Company’s Amended and Restated 2004 Long-Term Incentive Plan.

(2)

Stock options were granted to Mr. Popielec under the terms of his employment agreement and begin to vest on the date our common stock first reaches a closing price equal to the exercise price for 15 trading days in a 30-day trading period, with such vesting in equal amounts on the four anniversary dates of that date. All such options expire as of the later of December 31, 2017 and five years after the initial vesting commences, but in no event later than December 31, 2020.

(3)

On March 3, 2015, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares and 13,333 shares on March 3, 2016 and March 3, 2017, respectively, and will vest with respect to 13,333 shares on March 3, 2018.

(4)

On March 5, 2015, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares and 6,667 shares on March 5, 2016 and March 5, 2017, respectively, and will vest with respect to 6,666 shares on March 5, 2018.

(5)

On June 1, 2016, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option will vest with respect to 13,334 shares on June 1, 2017, 13,333 shares on June 1, 2018 and 13,333 shares on June 1, 2019.

(6)

On March 4, 2014, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 70,000 shares of our common stock. This option vested with respect to 23,334 shares on March 4, 2015, 23,333 shares on March 4, 2016 and 23,333 shares on March 4, 2017.

(7)

On March 3, 2015, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 30,000 shares of our common stock. This option vested with respect to 10,000 shares on March 3, 2016 and 10,000 shares on March 3, 2017, and will vest with respect to 10,000 shares on March 3, 2018.

(8)

On June 1, 2016, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option will vest with respect to 6,667 shares on June 1, 2017, 6,667 shares on June 1, 2018 and 6,666 shares on June 1, 2019.

There were no other equity awards outstanding at December 31, 2016 for our executive officers.

Employment Arrangements

On December 6, 2010, the Company entered into an employment agreement with Mr. Popielec, providing that Mr. Popielec would become our President and Chief Executive Officer effective December 30, 2010. Mr. Popielec’s annual base salary was set at $450,000 subject to adjustment. Mr. Popielec is also eligible to receive an annual cash bonus under our short-term incentive plan if we meet or exceed certain quantitative and qualitative performance metrics to be agreed upon and approved by the Compensation Committee no later than January 31 of the year for which the bonus applies. The bonus goals and payout ranges for 2016 are set forth on Page 17.

Pursuant to the terms of his employment agreement, Mr. Popielec was granted options to purchase shares of our common stock. Certain of the options granted were conditional and subject to shareholder approval to increase the number of shares available under our Amended and Restated 2004 Long-Term Incentive Plan (“Restated 2004 LTIP”). Shareholder approval was obtained in June 2011. All options awarded to Mr. Popielec pursuant to the terms of his employee agreement were outstanding as of December 31, 2016. Refer to the Outstanding Equity Awards section.

Mr. Popielec is also entitled to receive the retirement benefits, perquisites and other personal benefits described in this proxy statement under the sections entitled “Retirement Benefits” and “Perquisites and Other Personal Benefits”.

The employment agreement provides that Mr. Popielec’s employment is “at will.” Mr. Popielec is entitled to certain severance benefits if the Company terminates his employment without Business Reasons or a Constructive Termination occurs (as those terms are defined in the employment agreement), including (i) salary continuation for a period of 12 months following the termination date; (ii) a pro rata amount (calculated on a per diem basis) of the full-year bonus which Mr. Popielec would have earned for the calendar year in which the termination of employment occurs; (iii) acceleration of vesting of all outstanding stock options and other equity awards to the extent that the outstanding options and other equity awards would otherwise have vested no more than 18 months after the date of termination, and all such options and other equity awards shall remain exercisable for one year following the termination date or through the original expiration date, if earlier; (iv) continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of 12 months after the termination date followed by 18 months of executive-paid COBRA eligibility. In addition, if we terminate the employment of Mr. Popielec within 12 months following the occurrence of a Change in Control, without Business Reasons or if a Constructive Termination occurs (as those terms are defined in the employment agreement), then Mr. Popielec shall be entitled to receive (i) any earned but unpaid salary, any unpaid bonus from the prior year plus an amount equal to 18 months of his base salary as then in effect, payable immediately upon the termination date; (ii) one and one-half times his target bonus for the calendar year in which the termination date occurs; (iii) acceleration of vesting of all outstanding stock options and other equity awards, which are to remain exercisable for 18 months following the termination date, or through the original expiration date, if earlier; (iv) continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of 24 months after the termination date. To the extent the vesting and/or accelerated payment of outstanding stock options would subject Mr. Popielec to the imposition of tax and/or penalties under Section 409A of the Internal Revenue Code (the “Code”), the vesting and/or payment of such stock options and other equity shall be delayed to the extent necessary to avoid the imposition of such tax and/or penalties. The employment agreement also provides for the continuation of certain benefits in the event Mr. Popielec’s employment is terminated for Disability (as defined in the employment agreement) or by his death. Mr. Popielec has also executed an Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement in our standard form.

We do not have an employment agreement with Mr. Fain.

Retirement Benefits and Potential Payments upon Termination or Change in Control

The only arrangement that we maintain that provides for retirement benefits is our tax-qualified defined contribution 401(k) plan. The material terms of our tax-qualified defined contribution 401(k) plan are summarized above under the heading “Retirement Benefits.”

All of the potential payments and benefits payable by us to those of our executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the employment agreement with Mr. Popielec or the Restated 2004 LTIP.

The employment agreement with Mr. Popielec is summarized above under the heading “Employment Arrangements” on page 15. We do not have an employment agreement with Mr. Fain. Under the Restated 2004 LTIP and 2014 LTIP, all outstanding unvested stock options and other equity awards immediately vest upon the occurrence of a “Change in Control” (as defined by the respective plan).

Stock Ownership Guidelines

In order to better align the interests of our executive officers and shareholders, the Compensation Committee implemented stock ownership requirements for our executive officers. The stock ownership requirements for our executive officers are as follows:

President & CEO	1.00 times salary
Chief Financial Officer	0.50 times salary

For 2016, the Compensation Committee established the presumed share price to be used for purposes of determining the minimum number of shares to be owned by the executive officers. This presumed price was $4.98 per share, which was based on the volume weighted average price (“VWAP”), calculated as an amount equal to the sum of all dollars traded for every transaction in our common stock for the two-year period ended December 31, 2015 divided by the total shares traded for such two-year period. Each year the Compensation Committee will establish a new price per share to be used to determine the minimum number of shares required to be held which will be based on the VWAP of our common stock for the preceding two-year period. Executive officers have three years from the date of hire to achieve the required holdings, which are based on the price per share as calculated above. Additionally, our stock ownership policy requires that until the share ownership guidelines are met, executive officers are prohibited from disposing of more than 50% of vested shares received from restricted share grants (on an after tax basis) and 50% of shares received on exercise of stock options. Shares owned by an executive, as well as shares underlying awards of stock options and restricted stock are treated as owned by the executive for purposes of determining whether required ownership has been achieved. Our executive officers have met their respective stock ownership requirement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 27, 2017 by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 15,490,305 shares issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1)	5,363,073	34.6%
1560 Sherman Avenue, Suite 900
Evanston, IL 60201

NGP Energy Technology Partners II, L.P. (2)	950,721	6.1%
1700 K Street NW, Suite 750
Washington, D.C. 20006

(1)

This information as to the beneficial ownership of shares of our common stock is based on the Form 4 dated February 24, 2016 filed with the SEC by Grace Brothers, Ltd., an Illinois limited partnership, Bradford T. Whitmore individually and as general partner of Grace Brothers, Ltd. and as manager and sole voting member of Sunray I, LLC, Spurgeon Corporation, as general partner of Grace Brothers, Ltd. and Sunray I, LLC, a Delaware limited liability company that reports beneficial ownership of 5,298,229 shares of our common stock. Mr. Whitmore reports sole voting and dispositive power with respect to 4,844,457 of such shares, of which 4,452,283 shares are held in the name of Sunray I, LLC. Grace Brothers, Ltd., Mr. Whitmore and Spurgeon Corporation report shared voting and dispositive power with respect to 518,616 of such shares.

(2)

This information as to the beneficial ownership of shares of our common stock is based on Amendment No. 2 to Schedule 13G dated April 5, 2016 filed with the SEC by NGP Energy Technology Partners II, L.P. (a Delaware limited partnership which owns the reported securities), NGP ETP II, L.L.C., the general partner of NGP Energy Technology Partners II, L.P, Energy Technology Partners, L.L.C., the sole manager of NGP ETP II, L.L.C., and Philip J. Deutch, the sole member and manager of Energy Technology Partners, L.L.C. and the manager of NGP ETP II, L.L.C. Mr. Deutch is also a member of the investment committee of NGP ETP II, L.L.C. NGP Energy Technology Partners II, L.P. reports sole voting and dispositive power with respect to all 950,721 shares. By virtue of the relationships between and among the reporting persons, NGP ETP II, L.L.C., Energy Technology Partners, L.L.C. and Mr. Deutch may be deemed to have the power to direct the voting and disposition of the shares of common stock beneficially owned by NGP Energy Technology Partners II, L.P. NGP ETP II, L.L.C., Energy Technology Partners, L.L.C. and Mr. Deutch disclaim beneficial ownership of the reported securities except to the extent of their pecuniary interest therein.

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 27, 2017 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		Percent of Class Beneficially Owned (2)

Steven M. Anderson	18,500		*

Michael D. Popielec	673,623	(3)	1.7%	(7)

Thomas L. Saeli	52,246		*

Robert W. Shaw II	46,280		*

Ranjit C. Singh	79,801		*

Bradford T. Whitmore	5,363,073	(4)	34.6%

Philip A. Fain	258,115	(5)	*

All Directors and Executive Officers as a group (7 persons)	6,491,638	(6)	38.1%	(7)

___________________________

*Less than 1%

(1)

Except as otherwise indicated, the shareholders named in this table have sole voting and investment power with respect to the shares of our common stock beneficially owned by them. The information provided in this table is based upon information provided to us by such shareholders. The table reports beneficial ownership for our directors and executive officers in accordance with Rule 13d-3 under the Exchange Act. This means all our securities over which directors and executive officers directly or indirectly have or share voting or investment power are listed as beneficially owned. The amounts also include shares that may be acquired by exercise of stock options prior to July 21, 2017, which shares are referred to in the footnotes to this table as “shares subject to options that may be exercised.”

(2)	Based on 15,490,305 shares issued and outstanding.

(3)	The amount shown includes 403,335 shares subject to options that may be exercised by Mr. Popielec prior to July 21, 2017.

(4)

The amount shown includes 518,616 shares beneficially owned by Grace Brothers, Ltd., an Illinois limited partnership, held in a margin account, and Spurgeon Corporation, which is a general partner of Grace Brothers, Ltd. Mr. Whitmore is a general partner of Grace Brothers, Ltd. See “Security Ownership of Certain Beneficial Owners” above for more information about Grace Brothers, Ltd.

(5)	The amount shown includes 191,667 shares subject to options that may be exercised by Mr. Fain prior to July 21, 2017.

(6)	The amount shown includes 595,002 shares subject to options that may be exercised by Directors and executive officers.

(7)	Percentages exclude shares subject to options that may be exercised by Directors and Executive Officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	2,323,581	$6.22	1,053,112

Equity compensation plans not approved by security holders	-	-	-

Total	2,323,581	$6.22	1,053,112

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics, and either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2016 and 2015, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 of this report.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Bonadio & Co., LLP served as our independent registered public accounting firm for the year ended December 31, 2015 and the firm of Freed Maxick CPAs P.C. served as our independent registered public accounting firm for the year ended December 31, 2016.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2015 and 2016 were:

	2015	2016

Audit Fees	$200,000	$192,800

Audit - Related Fees	13,750	11,800

Tax Fees	24,375	-

All Other Fees	-	-

Total Fees	$238,125	$204,600

Audit Fees

Audit fees were for professional services rendered for the audit of our consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

Audit-related fees were for the annual audit of our 401(k) defined contribution plan. Also included in the audit-related fees for 2016 is an amount related to a review of our 8-K filing related to our acquisition of Accutronics and for 2015 is an amount related to a review of our S-8 filing.

Tax Fees

Tax fees relate to tax compliance services, including the preparation of corporate and state tax returns.

Our Audit and Finance Committee has not adopted pre-approval policies and procedures for audit and non-audit services. Although no pre-approval policy was in effect, all audit, audit-related and permitted non-audit services for which our independent registered public accounting firm was engaged were reviewed and approved prior to the commencement of the services by our Audit and Finance Committee in compliance with applicable SEC requirements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment No. 1 are filed with, or incorporated by reference in, this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 28, 2017	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 28, 2017	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2017	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 28, 2017	/s/ Steven M. Anderson
Steven M. Anderson (Director)

Date: April 28, 2017	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 28, 2017	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 28, 2017	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: April 28, 2017	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002