Form 10-Q
period 2017-04-02
ULTRALIFE CORP
filed 2017-05-04
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THES ECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 2, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The number of shares outstanding of the registrant’s common stock was 15,490,305, net of 4,015,752 treasury shares, as of May 1, 2017.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	April 2,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$13,595	$10,629
Restricted cash	84	77
Trade accounts receivable, net of allowance for doubtful accounts of $276 and $277, respectively	13,747	13,179
Inventories, net	22,729	23,456
Prepaid expenses and other current assets	1,995	2,079
Total current assets	52,150	49,420
Property, equipment and improvements, net	8,071	7,999
Goodwill	20,048	19,965
Other intangible assets, net	7,147	7,194
Security deposits and other non-current assets	72	72
Deferred income taxes	94	94
Total assets	$87,582	$84,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,071	$7,292
Accrued compensation and related benefits	1,708	1,258
Accrued expenses and other current liabilities	2,416	2,606
Income taxes payable	211	172
Total current liabilities	11,406	11,328
Deferred income taxes	5,586	5,538
Other non-current liabilities	18	18
Total liabilities	17,010	16,884

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 19,505,057 shares at April 2, 2017 and 19,324,723 shares at December 31, 2016; outstanding – 15,489,305 shares at April 2, 2017 and 15,308,971 at December 31, 2016	1,951	1,932
Capital in excess of par value	178,936	178,163
Accumulated deficit	(88,887)	(90,542)
Accumulated other comprehensive loss	(2,821)	(3,080)
Treasury stock - at cost; 4,015,752 shares	(18,443)	(18,443)
Total Ultralife Corporation equity	70,736	68,030
Non-controlling interest	(164)	(170)
Total shareholders’ equity	70,572	67,860

Total liabilities and shareholders’ equity	$87,582	$84,744

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands except per share amounts)

(Unaudited)

	Three month periods ended
	April 2,	March 27,
	2017	2016
Revenues	$22,035	$20,833
Cost of products sold	15,145	14,428
Gross profit	6,890	6,405

Operating expenses:
Research and development	1,138	1,656
Selling, general and administrative	3,911	4,267
Total operating expenses	5,049	5,923

Operating income	1,841	482

Other expense:
Interest and financing expense	(68)	(102)
Miscellaneous	(25)	(11)
Total other expense	(93)	(113)

Income before income taxes	1,748	369

Income tax provision	(87)	(88)

Net income	1,661	281

Net loss (income) attributable to non-controlling interest	(6)	18

Net income attributable to Ultralife Corporation	1,655	299

Other comprehensive income (loss):
Foreign currency translation adjustments	259	(279)

Comprehensive income attributable to Ultralife Corporation	$1,914	$20

Net income per share attributable to Ultralife common shareholders – basic	$.11	$.02

Net income per share attributable to Ultralife common shareholders – diluted	$.11	$.02

Weighted average shares outstanding – basic	15,412	15,323
Potential common shares	244	343
Weighted average shares outstanding – diluted	15,656	15,666

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three month periods ended
	April 2,	March 27,
	2017	2016
OPERATING ACTIVITIES:
Net income	$1,661	$281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	503	589
Amortization of intangible assets	105	137
Amortization of financing fees	18	19
Stock-based compensation	40	181
Deferred income tax benefit	36	42
Changes in operating assets and liabilities:
Accounts receivable	(537)	(2,407)
Inventories	771	(1,138)
Prepaid expenses and other assets	50	41
Accounts payable and other liabilities	92	(620)
Net cash provided by (used in) operating activities	2,739	(2,875)

INVESTING ACTIVITIES:
Acquisition of Accutronics, net of cash acquired	-	(9,857)
Cash paid for property, equipment and improvements	(581)	(69)
Change in restricted cash	(7)	-
Net cash used in investing activities	(588)	(9,926)

FINANCING ACTIVITIES:
Proceeds from debt borrowings	-	1,156
Proceeds from stock option exercise	741	14
Net cash provided by financing activities	741	1,170

Effect of exchange rate changes on cash	74	(3)

INCREASE (DECREASE) IN CASH	2,966	(11,634)

Cash, beginning of period	10,629	14,393
Cash, end of period	$13,595	$2,759

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation (the “Company”) and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2016.

The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

The final allocation of purchase price to the assets acquired and liabilities assumed is presented in the table below (in thousands). Management is responsible for determining the fair value of the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Management considered a number of factors, including reference to an analysis performed under FASB ASC Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur.

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

Set forth below is the unaudited pro forma results of the Company for the three-month period ended March 27, 2016, as if the acquisition occurred as of January 1, 2015. The unaudited pro forma results for the three months ended March 27, 2016 exclude direct acquisition costs of $251 and cost of sales of $91 related to the purchase accounting adjustments for inventory acquired. The operating results of Accutronics were not material for the period from January 1, 2016 to the acquisition date.

Three Months Ended
March 27, 2016

Revenue	$20,833
Operating income	$775
Net income attributable to Ultralife	$607
Earnings per share:
Basic	$.04
Diluted	$.04

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

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014 and under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program was extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program was increased to 3.4 million shares.  Share repurchases under this program were made in accordance with SEC Rule 10b-18 using a variety of methods, which included open market purchases and block trades in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under 10b5-1 Plans, the timing, manner, price and amount of any repurchases were determined at the Company’s discretion. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.  From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.  There were no shares repurchased during the three-month period ended March 27, 2016.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net of reserves, was:

	April 2,	December 31,
	2017	2016
Raw materials	$13,157	$14,482
Work in process	1,427	986
Finished goods	8,145	7,988
Total	$22,729	$23,456

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	April 2,	December 31,
	2017	2016
Land	$123	$123
Buildings and leasehold improvements	7,770	7,757
Machinery and equipment	50,146	49,722
Furniture and fixtures	1,968	1,947
Computer hardware and software	5,233	5,223
Construction in process	540	421
Total	65,780	65,193
Less-accumulated depreciation	(57,709)	(57,194)
Net property, equipment and improvements	$8,071	$7,999

Depreciation expense for property, equipment and improvements was $503 and $589 for the three-month periods ended April 2, 2017 and March 27, 2016, respectively.

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

Goodwill

The following table summarizes the goodwill activity by segment for the three-month periods ended April 2, 2017 and March 27, 2016:

	Battery & Energy	Communi- cations
	Products	Systems	Total
Balance - December 31, 2015	$4,790	$11,493	$16,283
Acquisition of Accutronics	4,407	-	4,407
Effect of foreign currency translation	(106)	-	(106)
Balance – March 27, 2016	9,091	11,493	20,584
Measurement period adjustments	80	-	80
Effect of foreign currency translation	(699)	-	(699)
Balance – December 31, 2016	8,472	11,493	19,965
Effect of foreign currency translation	83	-	83
Balance – April 2, 2017	$8,555	$11,493	$20,048

Intangible Assets

The composition of intangible assets was:

	April 2, 2017
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,404	$-	$3,404
Customer relationships	6,436	4,026	2,410
Patents and technology	5,472	4,458	1,014
Distributor relationships	377	377	-
Trade Name	365	46	319
Total intangible assets	$16,054	$8,907	$7,147

	at December 31, 2016
		Accumulated
	Cost	Amortization	Net
Trademarks	$3,404	$-	$3,404
Customer relationships	6,395	3,975	2,420
Patents and technology	5,455	4,417	1,038
Distributor relationships	377	368	9
Trade Name	359	36	323
Total intangible assets	$15,990	$8,796	$7,194

Amortization expense for intangible assets was $105 and $137 for the three-month periods ended April 2, 2017 and March 27, 2016, respectively. Amortization included in research and development expenses was $40 and $51 for the three-month periods ended April 2, 2017 and March 27, 2016, respectively. Amortization included in selling, general and administrative expenses was $65 and $86 for the three-month periods ended April 2, 2017 and March 27, 2016, respectively.

The change in the cost value of intangible assets from December 31, 2016 to April 2, 2017 is a result of the effect of foreign currency translations.

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

As of April 2, 2017, we had approximately $10,789 of borrowing capacity under our $20,000 Credit Facility and no borrowings or letters of credit outstanding. As of March 27, 2016, we had borrowings of $1,156 under the Credit Facility.

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three month periods ended
	April 2, 2017	March 27, 2016
Stock options	$36	$170
Restricted stock	4	11
Total	$40	$181

Stock Options

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of April 2, 2017, there was $307 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.32 years. The following table summarizes stock option activity for the first quarter of 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,323,581	$6.22
Granted	65,000	$5.31
Exercised	(180,334)	$4.11
Forfeited or expired	(113,166)	$11.55
Outstanding at April 2, 2017	2,095,081	$6.08	3.11	$1,502
Vested and expected to vest at April 2, 2017	1,984,765	$6.15	3.00	$1,403
Exercisable at April 2, 2017	1,265,548	$5.07	2.08	$1,035

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first three months of 2017 or 2016. Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended April 2, 2017 and March 27, 2016 was $741 and $14, respectively.

Restricted Stock Awards

In September 2014, 49,200 shares of restricted stock were awarded to certain of our employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. There is $7 of unrecognized compensation cost related to these restricted shares at April 2, 2017.

9.	INCOME TAXES

We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended April 2, 2017 and March 27, 2016, we recorded $87 and $88, respectively, in income tax expense, detailed as follows:

	Three month periods ended
	April 2, 2017	March 27, 2016
Current income tax provision:
Foreign	$21	$27
Federal	22	4
State	5	15
Deferred income tax provision	39	42
Total	$87	$88

The deferred income tax provision is primarily due to the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods offset by the deferred tax benefit of the amortization of certain intangible assets of Accutronics (U.K.). The current income tax provision is primarily due to the income generated by our foreign operations and estimated U.S. federal alternative minimum taxes.

Our effective consolidated tax rates for the three-month periods ended April 2, 2017 and March 27, 2016 were:

	Three month periods ended
	April 2, 2017	March 27, 2016
Income from continuing operations before income taxes (a)	$1,748	$369
Income tax provision (b)	87	88
Effective income tax rate (b/a)	5.0%	23.8%

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

As of December 31, 2016, we have domestic and foreign net operating losses (“NOL”) totaling approximately $70,976 and $12,760, respectively, and domestic tax credits of approximately $1,704, available to reduce future taxable income. Included in our NOL carryforwards are foreign loss carryforwards of approximately $12,760, nearly all of which can be carried forward indefinitely. The domestic NOL carryforward of $70,976 expires from 2019 through 2034.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2002 through 2016 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2009 through 2016 remain subject to examination by the respective foreign tax jurisdiction authorities.

10.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended April 2, 2017, 1,180,031 stock options and 15,900 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 244,591 additional shares in the calculation of fully diluted earnings per share. For the comparable period ended March 27, 2016, 1,242,230 stock options and 32,800 restricted stock awards were included in the calculation of Diluted EPS resulting in 342,809 additional shares in the calculation of fully diluted earnings per share. There were 1,015,050 and 1,051,750 outstanding stock options for the three-month periods ended April 2, 2017 and March 27, 2016, respectively, which were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of April 2, 2017, we have made commitments to purchase approximately $329 of production machinery and equipment.

Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2017 and 2016 were as follows:

	Three month periods ended
	April 2, 2017	March 27, 2016
Accrued warranty obligations – beginning	$172	$192
Accruals for warranties issued	7	10
Settlements made	(24)	(22)
Accrued warranty obligations – ending	$155	$180

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

Arista Power Litigation

Since September 2011, we have been pursuing legal action against Arista Power, Inc. (“Arista”) and our former employee, David Modeen, for, among other things, alleged breach of certain agreements, duties and obligations, including misappropriation of our confidential information and trade secrets, tortious interference, and breach of contract. On January 12, 2016, Arista filed for liquidation under Chapter 7 of the bankruptcy laws of the United States, without accurately identifying our ongoing lawsuit against them. Although we have not withdrawn our lawsuit, nor has it been dismissed, the Company does not intend to submit a Proof of Claim in connection with Arista’s bankruptcy filing, nor is it actively pursuing its claims against Arista at this time.

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

The components of segment performance were as follows:

Three-Month Period Ended April 2, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$17,479	$4,556	$-	$22,035
Segment contribution	4,930	1,960	(5,049)	1,841
Interest, financing and miscellaneous expense, net			(93)	(93)
Tax provision			(87)	(87)
Non-Controlling interest			(6)	(6)
Net income attributable to Ultralife				1,655
Total assets	$39,734	$32,039	$15,809	$87,582

Three-Month Period Ended March 27, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$16,440	$4,393	$-	$20,833
Segment contribution	5,217	1,188	(5,924)	482
Interest, financing and miscellaneous expense, net			(113)	(113)
Tax provision			(88)	(88)
Discontinued operations
Non-Controlling interest			18	18
Net income attributable to Ultralife				299
Total assets	$46,898	$33,720	$5,025	$85,643

13.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS The Company adopted the following recently issued accounting standards during the quarter ended April 2, 2017:

●

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be netted against each other and classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for public companies for annual and interim periods beginning after December 15, 2016. During the first quarter of 2017, we adopted ASU 2015-17 on a retrospective basis. As such, we reclassified $94 of foreign current deferred tax assets to non-current on the consolidated balance sheets as of April 2, 2017 and December 31, 2016. The deferred tax liabilities relate to U.S. tax obligations which cannot be netted against foreign deferred taxes. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

●

In March 2016, the FASB issued (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for public companies for annual and interim periods beginning after December 15, 2016. We adopted the new accounting standard in the first quarter of 2017 and will maintain our policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Adoption of this new accounting standard resulted in the recognition of an increase in the Company’s gross deferred tax asset of approximately $1.2 and an offsetting increase in the valuation allowance. There was no impact to the Company’s retained earnings as a result of adopting this new accounting standard.

●

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis. We adopted the new accounting standard in the first quarter of 2017. There was no material impact to the Company's financial statements as a result of adopting this new accounting standard.

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and disclosures, from those disclosed in the Company’s 2016 Annual Report on Form 10-K, except for the following.

●

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers; potential costs because of the warranties we supply with our products and services; our efforts to develop new commercial applications for our products; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; our ability to comply with changes to the regulations for the shipment of our products; variability in our quarterly and annual results and the price of our common stock; possible impairments of our goodwill and other intangible assets; possible breaches in security and other disruptions; safety risks, including the risk of fire; negative publicity of lithium-ion batteries; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; potential disruptions in our supply of raw materials and components; our exposure to foreign currency fluctuations; our customers’ demand falling short of volume expectations in our supply agreements; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to utilize our net operating loss carryforwards; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2016 to reflect new information or risks, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and the Risk Factors and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2016.

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

Overview

Consolidated revenues of $22,035 for the three-month period ended April 2, 2017, increased by $1,202 or 5.8%, from $20,833 during the three-month period ended March 27, 2016, due to higher revenues from our Battery & Energy Products business reflecting increased government/defense and commercial sales and from our Communications Systems business driven by shipments of power supplies to a large global defense prime contractor.

Gross profit for the three-month period ended April 2, 2017 was $6,890 or 31.3% of revenues, compared to $6,405 or 30.7% of revenues, for the same quarter a year ago. The 60 basis point improvement in gross margin resulted from the favorable product mix of our Communications System business.

Operating expenses decreased to $5,049 during the three-month period ended April 2, 2017, compared to $5,923 during the three-month period ended March 27, 2016. The decrease of $874 or 14.8% was attributable to discretionary spending reductions actions, acquisition cost synergies and one-time costs of $203 incurred in January 2016 pertaining to the acquisition of Accutronics Ltd.

Operating income for the three-month period ended April 2, 2017 was $1,841 or 8.4% of revenues, compared to $482 or 2.3% for the year-earlier period. The increase in operating income resulted from revenue growth, improvement in gross margin and reduction in operating expenses.

Net income attributable to Ultralife was $1,655 or $0.11 per share, for the three-month period ended April 2, 2017, compared to $299 or $0.02 per share for the three-month period ended March 27, 2016. Net income for the first quarter of 2016 includes total one-time costs of $342 pertaining to the acquisition of Accutronics, equivalent to $0.02 per share.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,477 in the first quarter of 2017 compared to $1,506 for the first quarter of 2016. See the section “Adjusted EBITDA” beginning on page 18 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

Primarily as a result of our operating performance and a $727 or 3.1% reduction in inventory, we generated $2,966 of cash for the three month period ended April 2, 2017. Accordingly, cash increased from $10,629 at December 31, 2016 to $13,595 at April 2, 2017.

Our first quarter performance, strong cash generation and opportunities created by continued investments in market and sales reach expansion and new product development are encouraging indicators for another year of profitable growth in 2017.

Results of Operations

Three-month periods ended April 2, 2017 and March 27, 2016

Revenues. Consolidated revenues for the three-month period ended April 2, 2017 amounted to $22,035, an increase of $1,202, or 5.8%, from the $20,833 reported for the three-month period ended March 27, 2016.

Battery & Energy Products revenues increased $1,039, or 6.3%, from $16,440 for the three-month period ended March 27, 2016 to $17,479 for the three-month period ended April 2, 2017. The increase was attributable to higher government/defense, medical and 9-Volt sales. Government and defense sales increased 11.2% from the 2016 period due primarily to higher demand from a large global defense prime contractor and the U.S. Department of Defense. Commercial revenues for the first quarter of 2017 comprised 54% of total revenues for the segment and increased 2.4% over the prior year period. This increase primarily resulted from 11.8% revenue growth attributable to our medical customers and a 10.0% increase in sales of our 9-Volt batteries, partially offset in large part by the timing of other commercial shipments.

Communications Systems revenues increased $163, or 3.7%, from $4,393 during the three-month period ended March 27, 2016 to $4,556 for the three-month period ended April 2, 2017. This increase is attributable to shipments of power supplies to a large global defense prime contractor which more than offset the year-earlier shipments under the Vehicle Installed Power Enhanced Riflemen Appliqué (“VIPER”) Program.

Cost of Products Sold. Cost of products sold totaled $15,145 for the quarter ended April 2, 2017, an increase of $717, or 5.0%, from the $14,428 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 69.3% for the three-month period ended March 27, 2016 to 68.7% for the three-month period ended April 2, 2017. Correspondingly, consolidated gross margin was 31.3% for the three-month period ended April 2, 2017, compared with 30.7% for the three-month period ended March 27, 2016, primarily reflecting sales mix and a one-time adjustment to increase the opening inventory of Accutronics to fair market value in accordance with purchase accounting which resulted in a 44 basis point reduction in reported gross margin upon sell through of the product during the first quarter of 2016.

For our Battery & Energy Products segment, gross profit for the first quarter of 2017 was $4,930 or 28.2% of revenues, a decrease of $287 or 5.5% from gross profit of $5,217, or 31.7% of revenues, for the first quarter of 2016. Battery & Energy Products’ gross margin as a percentage of revenues decreased for the three-month period ended April 2, 2017 by 350 basis points, reflecting product mix.

For our Communications Systems segment, gross profit for the first quarter of 2017 was $1,960 or 43.0% of revenues, an increase of $772 or 65.0%, from gross profit of $1,188, or 27.0% of revenues, for the first quarter of 2016. The 1,600 basis point increase in gross margin as a percentage of revenue during 2017 is driven by the more favorable product mix in 2017.

Operating Expenses. Total operating expenses for the three-month period ended April 2, 2017 totaled $5,049, a decrease of $874 or 14.8% from the $5,923 recorded during the three-month period ended March 27, 2016. The decrease resulted from discretionary spending reductions completed in 2016, acquisition cost synergies and $203 of non-recurring expenses related to the last year’s acquisition of Accutronics Ltd.

Overall, operating expenses as a percentage of revenues were 22.9% for the quarter ended April 2, 2017 compared to 28.4% for the quarter ended March 27, 2016. Amortization expense associated with intangible assets related to our acquisitions was $105 for the first quarter of 2017 ($65 in selling, general and administrative expenses and $40 in research and development costs), compared with $137 for the first quarter of 2016 ($86 in selling, general, and administrative expenses and $51 in research and development costs). Research and development costs were $1,138 for the three-month period ended April 2, 2017, a decrease of $518 or 31.3%, from $1,656 for the three-months ended March 27, 2016. The decrease primarily reflects the timing of development and testing costs associated with the shipment of VIPER units in 2016 and discretionary cost reduction actions completed subsequent to the first quarter in 2016. Selling, general, and administrative expenses decreased $356 or 8.3%, to $3,911 during the first quarter of 2017 from $4,267 during the first quarter of 2016. The decrease is attributable to one-time cost incurred to complete the acquisition of Accutronics in January 2016 and discretionary cost reduction actions completed subsequent to the first quarter in 2016.

Other Expense. Other expense totaled $93 for the three-month period ended April 2, 2017 compared to $113 for the three-month period ended March 27, 2016. Interest and financing expense, net of interest income, decreased $34, from $102 for the first quarter of 2016 to $68 for the comparable period in 2017, primarily as a result of one-time costs associated with the acquisition of Accutronics in 2016. Miscellaneous expense amounted to $25 for the first quarter of 2017 compared with $11 for the first quarter of 2016, primarily due to fluctuations between the U.S. dollar relative to the Euro and Pound Sterling.

Income Taxes. The tax provision for the 2017 first quarter was $87 compared to $88 for the first quarter of 2016. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and net income attributable to Ultralife common shareholders per diluted share was $1,655 and $0.11, respectively, for the three months ended April 7, 2017, compared to $299 and $0.02, respectively, for the three months ended March 27, 2016. The 2016 period was impacted by the purchase accounting adjustments and non-recurring costs totaling $342 related to the acquisition of Accutronics, equivalent to $0.02 per share. Average common shares outstanding used to compute diluted earnings per share decreased from 15,666,115 in the first quarter of 2016 to 15,656,288 in the first quarter of 2017.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations. We use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-operating expenses or income. We also present Adjusted EBITDA from continuing operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).

We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as income (loss) from operations. We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, of non-cash stock-based compensation, which is a non-cash expense that varies widely among companies, and non-recurring income and expenses such as those related to the Accutronics purchase accounting. We believe that by limiting Adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three month periods ended
	April 2, 2017	March 27, 2016
Net income attributable to Ultralife	$1,655	$299
Add:
Interest and financing expense, net	69	102
Income tax provision	87	88
Depreciation expense	503	589
Amortization of intangible assets & financing fees	123	156
Stock-based compensation expense	40	181
Non-cash purchase accounting adjustments	-	91
Adjusted EBITDA	$2,477	$1,506

Liquidity and Capital Resources

As of April 2, 2017, cash totaled $13,595, an increase of $2,966 from the beginning of the year primarily attributable to the Company’s operating performance and inventory reduction. During the three-month period ended April 2, 2017, we generated $2,739 of cash from our operating activities as compared to utilizing cash of $2,875 for the three-month period ended March 27, 2016, an increase of $5,614. Cash generated by operations in 2017 resulted from cash provided from net income attributable to Ultralife of $1,661 and non-cash expenses (depreciation, amortization and stock-based compensation) totaling $666 and a decrease in inventory of $771 resulting from the usage of inventory to service the 2017 backlog, partially offset by a $537 increase in accounts receivables due primarily to the timing of sales during the first quarter of 2017, and a net increase in accounts payable and other working capital items of $178 due in large part to procuring inventory associated with servicing backlog.

We used $588 in cash for investing activities during the first three months of 2017. Cash paid for capital expenditures totaled $581 and $69 in the first three months of 2017 and 2016, respectively.

As of April 2, 2016, we had made commitments to purchase approximately $329 of production machinery and equipment, which we expect to fund through operating cash flows.

Debt Commitments

We have financing through our Credit Facility with PNC Bank, which provides a $20,000 secured asset-based revolving credit facility that includes a $1,000 letter of credit sub-facility. As of April 2, 2017, we had approximately $10,789 of borrowing capacity under our $20,000 Credit Facility with PNC Bank, and no borrowings under the Credit Facility.

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

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2016 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the first three months of 2017, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

Arista Power Litigation

Since September 2011, we have been pursuing legal action against Arista Power, Inc. (“Arista”) and our former employee, David Modeen, for, among other things, alleged breach of certain agreements, duties and obligations, including misappropriation of our confidential information and trade secrets, tortious interference, and breach of contract. On January 12, 2016, Arista filed for liquidation under Chapter 7 of the bankruptcy laws of the United States, without accurately identifying our ongoing lawsuit against them. Although we have not withdrawn our lawsuit, nor has it been dismissed, the Company does not intend to submit a Proof of Claim in connection with Arista’s bankruptcy filing, nor is it actively pursuing its claims against Arista at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014 and under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program was extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program was increased to 3.4 million shares.  Share repurchases under this program were made in accordance with SEC Rule 10b-18 using a variety of methods, which included open market purchases and block trades in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under 10b5-1 Plans, the timing, manner, price and amount of any repurchases were determined at the Company’s discretion. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.  From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.  There were no shares repurchased during the three-month period ended March 27, 2016.

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

ULTRALIFE CORPORATION
(Registrant)

Date: May 4, 2017	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	By:	/s/ Philip A. Fain
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