Form 10-Q
period 2017-07-02
ULTRALIFE CORP
filed 2017-08-03
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 2, 2017

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

The number of shares outstanding of the registrant’s common stock was 15,553,890, net of 4,015,752 treasury shares, as of July 28, 2017.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

(unaudited)

	July 2,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$14,933	$10,629
Restricted cash	83	77
Trade accounts receivable, net of allowance for doubtful accounts of $273 and $277, respectively	13,543	13,179
Inventories, net	24,490	23,456
Prepaid expenses and other current assets	1,754	2,079
Total current assets	54,803	49,420
Property, equipment and improvements, net	7,833	7,999
Goodwill	20,223	19,965
Intangible assets, net	7,169	7,194
Security deposits and other non-current assets	143	72
Deferred income taxes	94	94
Total assets	$90,265	$84,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,647	$7,292
Accrued compensation and related benefits	1,875	1,258
Accrued expenses and other current liabilities	1,966	2,606
Income taxes payable	386	172
Total current liabilities	11,874	11,328
Deferred income taxes	5,615	5,538
Other non-current liabilities	27	18
Total liabilities	17,516	16,884

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock – par value $.10 per share; authorized 1,000,000 shares; none issued	-	-
Common stock – par value $.10 per share; authorized 40,000,000 shares; issued – 19,567,642 shares at July 2, 2017 and 19,324,723 shares at December 31, 2016; outstanding – 15,551,890 shares at July 2, 2017 and 15,308,971 at December 31, 2016	1,957	1,932
Capital in excess of par value	179,519	178,163
Accumulated deficit	(87,793)	(90,542)
Accumulated other comprehensive loss	(2,327)	(3,080)
Treasury stock - at cost; 4,015,752 shares	(18,443)	(18,443)
Total Ultralife Corporation equity	72,913	68,030
Non-controlling interest	(164)	(170)
Total shareholders’ equity	72,749	67,860

Total liabilities and shareholders' equity	$90,265	$84,744

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands except per share amounts)

(unaudited)

	Three month periods ended		Six month periods ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016

Revenues	$19,939	$20,371	$41,974	$41,204
Cost of products sold	13,718	14,471	28,863	28,899
Gross profit	6,221	5,900	13,111	12,305

Operating expenses:
Research and development	1,185	1,425	2,323	3,081
Selling, general and administrative	3,714	3,976	7,625	8,243
Total operating expenses	4,899	5,401	9,948	11,324

Operating income	1,322	499	3,163	981

Other (expense) income:
Interest and financing expense	(41)	(62)	(109)	(163)
Miscellaneous	(8)	38	(33)	26
Income before income taxes	1,273	475	3,021	844
Income tax provision	179	33	266	121

Net income	1,094	442	2,755	723

Net loss (income) attributable to non-controlling interest	-	4	(6)	22

Net income attributable to Ultralife Corporation	1,094	446	2,749	745

Other comprehensive income (loss):
Foreign currency translation adjustments	494	(422)	753	(701)

Comprehensive income attributable to Ultralife Corporation	$1,588	$24	$3,502	$44

Net income per share attributable to Ultralife common shareholders – basic	$.07	$.03	$.18	$.05

Net income per share attributable to Ultralife common shareholders – diluted	$.07	$.03	$.17	$.05

Weighted average shares outstanding – basic	15,510	15,258	15,461	15,290
Potential common shares	340	161	291	255
Weighted average shares outstanding - diluted	15,850	15,419	15,752	15,545

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

(unaudited)

	Six month periods ended
	July 2,	June 26,
	2017	2016
OPERATING ACTIVITIES:
Net income	$2,755	$723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,010	1,165
Amortization of intangible assets	209	274
Amortization of financing fees	33	37
Stock-based compensation	396	350
Deferred income tax benefit	79	95
Changes in operating assets and liabilities:
Accounts receivable	(274)	(1,053)
Inventories	(904)	(762)
Prepaid expenses and other assets	246	462
Accounts payable and other liabilities	478	(2,093)
Net cash provided by (used in) operating activities	4,028	(802)

INVESTING ACTIVITIES:
Acquisition of Accutronics, net of cash acquired	-	(9,857)
Cash paid for property, equipment and improvements	(836)	(888)
Net cash used in investing activities	(836)	(10,745)

FINANCING ACTIVITIES:
Cash paid to repurchase treasury stock	-	(607)
Proceeds from debt borrowing	-	3,030
Payments of debt borrowings	-	(2,198)
Proceeds from stock option exercise	989	75
Net cash provided by financing activities	989	300

Effect of exchange rate changes on cash	123	(26)

INCREASE (DECREASE) IN CASH	4,304	(11,273)

Cash, Beginning of period	10,629	14,393
Cash, End of period	$14,933	$3,120

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2016.

The December 31, 2016 consolidated balance sheet data referenced herein was derived from audited financial statements, but does not include all disclosures required by GAAP.

Our monthly closing schedule is a 4/4/5 weekly-based cycle for each fiscal quarter, as opposed to a calendar month-based cycle for each fiscal quarter. While the actual dates for the quarter-ends will change slightly each year, we believe that there are not any material differences when making quarterly comparisons.

2.	ACQUISITION

On January 13, 2016, Ultralife UK Limited (the “Merger Subsidiary”), a U.K. corporation and a wholly-owned subsidiary of Ultralife Corporation (the “Company”), completed the acquisition of all of the outstanding ordinary shares of Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., from Intrinsic Equity Limited, Catapult Growth Fund Limited Partnership, MJF Pension Trustees Limited, Robert Andrew Phillips and Michael Allen (collectively, the “Sellers”). There are no material relationships between the Company or Merger Subsidiary and any of the Sellers, other than pertaining to this acquisition. Accutronics is a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices and is classified in the Battery & Energy Products segment. The acquisition of Accutronics advances our strategy of commercial revenue diversification and expands our geographic reach within European OEM’s.  With industry experts predicting mid-to-high single digit growth through 2020 in the global medical batteries market, this strategic investment positions Ultralife well for further penetration of and growing revenue streams from an attractive commercial market.

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

The final allocation of purchase price to the assets acquired and liabilities assumed is presented in the table below. Management is responsible for determining the fair value of the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Management considered a number of factors, including reference to an analysis performed under FASB ASC Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

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

During the six-month period ended June 26, 2016, direct acquisition costs of $251 and increased cost of sales related to purchase accounting adjustments of $96 for inventory acquired were recorded in the Company’s Consolidated Statement of Income and Comprehensive Income. Accutronics contributed revenue of $5,033 and an operating loss of $210 during the six-month period ended June 26, 2016 reflecting the purchase accounting adjustments and non-recurring costs directly related to the acquisition.

Set forth below are the unaudited pro forma results of the Company for the six-month period ended June 26, 2016, as if the acquisition occurred as of January 1, 2015. The unaudited pro forma results for the six months ended June 26, 2016 exclude direct acquisition costs of $251 and cost of sales of $96 related to the purchase accounting adjustments for inventory acquired. The operating results of Accutronics were not material for the period from January 1, 2016 to the acquisition date.

Six Months Ended
June 26, 2016

Revenue	$41,204
Operating income	$1,274
Net income attributable to Ultralife	$1,053
Earnings per share:
Basic	$.07
Diluted	$.07

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

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014 and authorized the Company to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program was extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program was increased to 3.4 million shares.  Share repurchases under this program were made in accordance with SEC Rule 10b-18 using a variety of methods, which included open market purchases and block trades in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under 10b5-1 Plans, the timing, manner, price and amount of any repurchases were determined at the Company’s discretion. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.  From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.  During the three and six month periods ended June 26, 2016, the Company repurchased 149,904 shares under this program for a total cost (excluding fees and commissions) of $603.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of net inventories was:

	July 2,	December 31,
	2017	2016
Raw materials	$13,806	$14,482
Work in process	1,695	986
Finished goods	8,989	7,988
Total	$24,490	$23,456

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	July 2,	December 31,
	2017	2016
Land	$123	$123
Buildings and leasehold improvements	7,786	7,757
Machinery and equipment	50,457	49,722
Furniture and fixtures	1,978	1,947
Computer hardware and software	5,287	5,223
Construction in process	442	421
	66,073	65,193
Less: Accumulated depreciation	(58,240)	(57,194)
Property, equipment and improvements, net	$7,833	$7,999

Depreciation expense for property, equipment and improvements was as follows:

	Three-month periods ended		Six-month periods ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Depreciation expense	$507	$576	$1,010	$1,165

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the six-month periods ended July 2, 2017 and June 26, 2016:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2015	$4,790	$11,493	$16,283
Acquisition of Accutronics	4,407	-	4,407
Measurement period adjustment	(201)	-	(201)
Effect of foreign currency translation	(314)	-	(314)
Balance – June 28, 2016	8,682	11,493	20,175
Measurement period adjustment	228	-	228
Effect of foreign currency translation	(438)	-	(438)
Balance - December 31, 2016	8,472	11,493	19,965
Effect of foreign currency translation	258	-	258
Balance – July 2, 2017	$8,730	$11,493	$20,223

b. Intangible Assets

The composition of intangible assets was:

	at July 2, 2017
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,406	$-	$3,406
Customer relationships	6,525	4,088	2,437
Patents and technology	5,508	4,504	1,004
Distributor relationships	377	377	-
Trade name	379	57	322
Total intangible assets	$16,195	$9,026	$7,169

	at December 31, 2016
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,404	$-	$3,404
Customer relationships	6,395	3,975	2,420
Patents and technology	5,455	4,417	1,038
Distributor relationships	377	368	9
Trade name	359	36	323
Total intangible assets	$15,990	$8,796	$7,194

Amortization expense for intangible assets was as follows:

	Three-month periods ended		Six-month periods ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Amortization included in:
Research and development	$41	$52	$81	$103
Selling, general and administrative	63	85	128	171
Total amortization expense	$104	$137	$209	$274

The change in the cost value of total intangible assets from December 31, 2016 to July 2, 2017 is a result of the effect of foreign currency translations.

7.	REVOLVING CREDIT AGREEMENT

On May 31, 2017, Ultralife Corporation entered into a Credit and Security Agreement (the “Credit Agreement”) and related security agreements with KeyBank National Association (“KeyBank” or the “Bank”) to establish a $30,000 senior secured, cash flow-based, revolving credit facility that includes a $1,500 letter of credit subfacility (the “Credit Facility”). The Credit Agreement provides that the Credit Facility may be increased with the Bank’s concurrence to $50,000 prior to the last six months of the term and is scheduled to expire on May 30, 2020. The Credit Facility replaces the Company’s asset-based revolving credit facility with PNC Bank National Association which expired in accordance with its terms on May 24, 2017 (the “Prior Credit Agreement”).

The Credit Facility provides the Company with an aggregate of up to $30,000 of loan and letter of credit availability determined based on a borrowing base formula. The Company may use advances under the Credit Facility for general working capital purposes, to reimburse drawings under letters of credit and to fund capital expenditures and acquisitions, all subject to the terms of the Credit Agreement. The Company had no amounts drawn under the Prior Credit Agreement at the time of its expiration and has not borrowed under the Credit Facility.

Interest will accrue on outstanding indebtedness under the Credit Agreement at the Overnight LIBOR Rate plus the applicable margin, or at the Base Rate plus the applicable margin, as selected by the Company. During the period beginning May 31, 2017 and ending April 1, 2018, the applicable margin for Overnight LIBOR Loans is 185 basis points, the applicable margin for Base Rate Loans is negative 50 basis points and applicable margin for the Unused Fee is 20 basis points. Beginning April 2, 2018 and thereafter, the applicable margins will be determined based on the chart below.

Consolidated Senior Leverage Ratio	Applicable Basis Points for Overnight LIBOR Loans	Applicable Basis Points for Base Rate Loans	Applicable Basis Points for Unused Fee
Less than 1.50 to 1.00	185	(50)	20
Greater than or equal to 1.50 to 1.00 but less than 2.50 to 1.00	200	(25)	15
Greater than or equal to 2.50 to 1.00	215	0	10

The Company must pay a fee on its unused availability equal to the applicable margin for the Unused Fee and customary letter of credit fees.

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of July 2, 2017.

Any outstanding borrowings must be repaid upon expiration of the term of the Credit Facility. Payments must be made during the term to the extent outstanding borrowings exceed the maximum amount then permitted to be drawn as borrowings under the Credit Facility and from the proceeds of certain transactions. Upon the occurrence of an event of default, the outstanding obligations of the Company under the Credit Facility may be accelerated in addition to the other remedies available to the Bank under the terms of the Credit Agreement. The Credit Facility is secured by substantially all the assets of the Company.

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-month periods ended		Six-month periods ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Stock Options	$352	$158	$388	$328
Restricted Stock Grants	4	11	8	22
Total	$356	$169	$396	$350

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of July 2, 2017, there was $616 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes stock option activity for the six-month period ended July 2, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,323,581	$6.22
Granted	244,750	5.60
Exercised	(242,919)	4.07
Forfeited or Expired	(209,399)	9.20
Outstanding at July 2, 2017	2,116,013	$6.10	3.31	$3,929
Vested and Expected to Vest at July 2, 2017	2,000,545	6.17	3.16	$3,658
Exercisable at July 2, 2017	1,273,909	$5.08	2.02	$2,706

The following assumptions were used to value stock options granted during the six months ended July 2, 2017:

Risk-Free Interest Rate	1.7%
Volatility Factor	50%
Weighted Average Expected Life (Years)	5
Dividends	0.0%

The weighted average grant date fair value of options granted during the six months ended July 2, 2017 was $2.47.

On April 19, 2017, the Company’s Board of Directors extended the expiration date from December 30, 2017 to December 30, 2020 of options previously granted (and fully vested at the time of modification) to the Company’s President and Chief Executive Officer to purchase an aggregate 300,000 shares of the Company’s common stock. Pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation, the transaction was accounted for as an equity award modification. During the second quarter, the Company recognized compensation cost of $193 representing the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first six months of 2017 or 2016.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended July 2, 2017 and June 26, 2016 was $248 and $61, respectively. Cash received from stock option exercises for the six-month periods ended July 2, 2017 and June 26, 2016 was $989 and $75, respectively.

In September 2014, 49,200 shares of restricted stock were awarded to certain of our employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. There is $3 of unrecognized compensation cost related to these restricted shares at July 2, 2017.

9.	INCOME TAXES

We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended July 2, 2017 and June 26, 2016, we recognized $179 and $33, respectively, in income tax expense. For the six-month periods ended July 2, 2017 and June 26, 2016, we recorded $266 and $121, respectively, in income tax expense. These are detailed as follows:

	Three-month periods ended		Six-month periods ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Current Income Tax Provision:
Foreign	$130	$(41)	$151	$(14)
Federal	6	13	28	17
State	3	(7)	8	8
Deferred Income Tax Provision	40	68	79	110
Total	$179	$33	$266	$121

The deferred income tax provision is primarily due to the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The current income tax provision is primarily due to the income generated by our foreign operations and estimated U.S. federal alternative minimum taxes.

Our effective consolidated tax rates for the six-month periods ended July 2, 2017 and June 26, 2016 were:

	Six month periods ended
	July 2,	June 26,
	2017	2016

Income Before Income Taxes	$3,021	$844

Income Tax Provision	266	121

Effective Income Tax Rate	8.8%	14.3%

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

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended July 2, 2017, 1,055,097 stock options and 13,400 restricted stock units were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 339,705 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended June 26, 2016, 1,144,076 stock options and 32,800 restricted stock units were included in the calculation of Diluted EPS resulting in 160,732 additional shares in the calculation of fully diluted earnings per share. For the six-month periods ended July 2, 2017 and June 26, 2016, 1,055,097 and 1,177,076 stock options and 13,400 and 32,800 restricted stock units, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 291,062 and 255,479 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 1,060,916 and 996,583 outstanding stock options for the three-month periods ended July 2, 2017 and June 26, 2016, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 1,060,916 and 963,583 outstanding stock options for the six-month periods ended July 2, 2017 and June 26, 2016, respectively, which were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of July 2, 2017, we have made commitments to purchase approximately $173 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2017 and 2016 were as follows:

	Six month periods ended
	July 2, 2017	June 26, 2016
Accrued warranty obligations – Beginning	$172	$192
Accruals for warranties issued	29	26
Settlements made	(38)	(42)
Accrued warranty obligations – Ending	$163	$176

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

The components of segment performance were as follows:

Three-Month Period Ended July 2, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$16,880	$3,059	$-	$19,939
Segment Contribution	4,741	1,480	(4,899)	1,322
Interest, Financing and Miscellaneous Expense, Net			(49)	(49)
Tax Provision			(179)	(179)
Non-Controlling Interest			-	-
Net Income Attributable to Ultralife				$1,094
Total Assets				$90,265

Three-Month Period Ended June 26, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$15,759	$4,612	$-	$20,371
Segment Contribution	4,664	1,236	(5,401)	499
Interest, Financing and Miscellaneous Expense, Net			(24)	(24)
Tax Provision			(33)	(33)
Non-Controlling Interest			4	4
Net Income Attributable to Ultralife				$446
Total Assets	$44,475	$33,489	$5,334	$83,298

Six-Month Period Ended July 2, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$34,359	$7,615	$-	$41,974
Segment Contribution	9,671	3,440	(9,948)	3,163
Interest, Financing and Miscellaneous Expense, Net			(142)	(142)
Tax Provision			(266)	(266)
Non-Controlling Interest			(6)	(6)
Net Income Attributable to Ultralife				$2,749

Six-Month Period Ended June 26, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$32,199	$9,005	$-	$41,204
Segment Contribution	9,881	2,424	(11,324)	981
Interest, Financing and Miscellaneous Expense, Net			(137)	(137)
Tax Provision			(121)	(121)
Non-Controlling Interest			22	22
Net Income Attributable to Ultralife				$745

13.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be netted against each other and classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for public companies for annual and interim periods beginning after December 15, 2016. During the first quarter of 2017, we adopted ASU 2015-17 on a retrospective basis. As such, we reclassified $94 of foreign current deferred tax assets to non-current on the consolidated balance sheets as of April 2, 2017 and December 31, 2016. The deferred tax liabilities relate to U.S. tax obligations which cannot be netted against foreign deferred taxes. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)”, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for public companies for annual and interim periods beginning after December 15, 2016. We adopted the new accounting standard in the first quarter of 2017 and will maintain our policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Adoption of this new accounting standard resulted in the recognition of an increase in the Company’s gross deferred tax asset of approximately $1,200 and an offsetting increase in the valuation allowance. There was no impact to the Company’s retained earnings as a result of adopting this new accounting standard.

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

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and disclosures, from those disclosed in the Company’s 2016 Annual Report on Form 10-K, except for the following:

●

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

●

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We do not intend to early adopt ASU 2017-09 and do not expect the adoption of this new accounting standard will have a material impact on our consolidated financial statements.

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

Overview

Consolidated revenues of $19,939 for the three-month period ended July 2, 2017, decreased by $432 or 2.1%, from $20,371 during the three-month period ended June 26, 2016, reflecting $3,019 of shipments under the Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) Program in the year-earlier period. Excluding the VIPER shipments, the Company’s revenues increased 15% driven by a 7% increase for Battery & Energy Products sales and a 92% increase for Communications Systems core product sales such as our 20-watt amplifiers, universal vehicle adaptors and power supplies.

Gross profit for the three-month period ended July 2, 2017 was $6,221, or 31.2% of revenues, compared to $5,900, or 29.0% of revenues, for the same quarter a year ago. The 220 basis point improvement primarily reflects the growth in core product sales and favorable product mix for Communications Systems.

Operating expenses decreased to $4,899 during the three-month period ended July 2, 2017, compared to $5,401 during the three-month period ended June 26, 2016. The decrease of $502 or 9.3% was attributable to discretionary spending reductions and cost synergies pertaining to our acquisition of Accutronics in January 2016. Operating expenses for the 2017 period include a $193 non-cash charge to extend the expiration date of certain stock options pursuant to the Company’s Long-Term Incentive Plan.

Operating income for the three-month period ended July 2, 2017 was $1,322 or 6.6% of revenues, compared to $499 or 2.4% for the year-earlier period. The year-over-year increase in operating income reflects the impact of the 220 basis point increase in gross margin and lower operating expenses in the 2017 period.

Net income attributable to Ultralife was $1,094 or $0.07 per share for the three-month period ended July 2, 2017, compared to $446 or $0.03 per share for the three-month period ended June 26, 2016.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing operations, amounted to $2,296 in the second quarter of 2017 compared to $1,457 in the second quarter of 2016. See the section “Adjusted EBITDA” beginning on Page 26 for a reconciliation of Adjusted EBITDA to Net income attributable to Ultralife.

Primarily as a result of our operating performance, we generated cash of $4,304 for the six month period ended July 2, 2017. Accordingly, cash increased from $10,629 at December 31, 2016 to $14,933 at July 2, 2017.

Looking ahead, we are seeing initial indications of increased demand from government/defense customers and are well positioned to continue growing our commercial sales. As a result, we believe we remain on track to deliver another year of profitable growth.

Results of Operations

Three-month periods ended July 2, 2017 and June 26, 2016

Revenues. Consolidated revenues for the three-month period ended July 2, 2017 amounted to $19,939, a decrease of $432 or 2.1%, from the $20,371 reported for the three-month period ended June 26, 2016.

Battery & Energy Products revenues increased $1,121 or 7.1%, to $16,880 for the three-month period ended July 2, 2017 from $15,759 for the three-month period ended June 26, 2016. Commercial revenues for the second quarter of 2017 increased 11.0% over the prior year period, reflecting a 10.0% increase in the shipment of medical batteries and chargers and 12.0% increase for other commercial applications. Government and defense sales increased .8% from the 2016 period due primarily to higher battery and charger shipments to international customers.

Communications Systems revenues decreased $1,553 or 33.7%, from $4,612 during the three-month period ended June 26, 2016 to $3,059 for the three-month period ended July 2, 2017. This decrease is attributable to shipments of VIPER systems of $3,019 in the 2016 period. Excluding VIPER, sales of core products such as our 20-watt amplifiers, universal vehicle adaptors and power supplies increased by $1,466 or 92.0% over the prior-year period reflecting an increase in overall demand.

Cost of Products Sold. Cost of products sold totaled $13,718 for the quarter ended July 2, 2017, a decrease of $753, or 5.2%, from the $14,471 reported for the same quarter a year ago. Consolidated cost of products sold as a percentage of total revenue decreased to 68.8% for the three-month period ended July 2, 2017 from 71.0% for the three-month period ended June 26, 2016. Correspondingly, consolidated gross margin was 31.2% for the three-month period ended July 2, 2017, compared with 29.0% for the three-month period ended June 26, 2016, primarily reflecting the mix of higher core products sales associated with the Communications Systems business.

In our Battery & Energy Products segment, the cost of products sold increased $1,044 or 9.4%, to $12,139 for the three-month period ended July 2, 2017 from $11,095 during the three-month period ended June 26, 2016. Battery & Energy Products’ gross profit for the second quarter of 2017 was $4,741 or 28.1% of revenues, an increase of $77 or 1.7%, from gross profit of $4,664 or 29.6% of revenues for the second quarter of 2016. Battery & Energy Products’ gross margin as a percentage of revenues decreased for the three-month period ended July 2, 2017 by 150 basis points, primarily reflecting incremental supply chain and logistics fees incurred during the period.

In our Communications Systems segment, the cost of products sold decreased by $1,797 or 53.2% from $3,376 during the three-month period ended June 26, 2016 to $1,579 during the three-month period ended July 2, 2017 due to the mix of higher core product sales in 2017. Communications Systems’ gross profit for the second quarter of 2017 was $1,480 or 48.4% of revenues, an increase of $244 or 19.7%, from gross profit of $1,236 or 26.8% of revenues, for the second quarter of 2016. The gross margin of 48.4%, an increase of 2,160 basis points over the 2016 period, was the highest ever reported for the segment and was driven by the sales growth of high-value proposition core amplifier and integrated solutions products.

Operating Expenses. Operating expenses for the three-month period ended July 2, 2017 totaled $4,899, a decrease of $502 or 9.3% from the $5,401 recorded during the three-month period ended June 26, 2016. The decrease was due primarily to strict control over discretionary spending and cost synergies associated with our acquisition of Accutronics in January 2016, while focusing on the development of new products and revenue growth.

Overall, operating expenses as a percentage of revenues were 24.6% for the quarter ended July 2, 2017 compared to 26.5% for the quarter ended June 26, 2016. Amortization expense associated with intangible assets related to our acquisitions was $104 for the second quarter of 2017 ($63 in selling, general and administrative expenses and $41 in research and development costs), compared with $137 for the second quarter of 2016 ($85 in selling, general, and administrative expenses and $52 in research and development costs). Research and development costs were $1,185 for the three-month period ended July 2, 2017, a decrease of $240 or 16.8%, from $1,425 for the three-months ended June 26, 2016. The decrease primarily reflects the timing of development and testing costs associated with the shipment of VIPER units in 2016 and discretionary cost reduction actions completed subsequent to the second quarter in 2016. Selling, general, and administrative expenses decreased $262 or 6.6% to $3,714 during the second quarter of 2017 from $3,976 during the second quarter of 2016. The decrease is attributable to actions completed during and subsequent to the second quarter of 2016 to reduce discretionary expenses. Operating expenses for the 2017 period include a $193 non-cash charge to extend the expiration date of certain stock options pursuant to the Company’s Long-Term Incentive Plan.

Other Expense. Other expense totaled $49 for the three-month period ended July 2, 2017 compared to $24 for the three-month period ended June 26, 2016. Interest and financing expense was $41 for the second quarter of 2017 compared to $62 for the 2016 period. The decrease of $21 was primarily due to the cost of an annual collateral audit conducted under the previous credit agreement. Miscellaneous income (expense) amounted to ($8) for the second quarter of 2017 compared with $38 for the second quarter of 2016, primarily due to transactions impacted by foreign currency fluctuations between the U.S. dollar relative to Pounds Sterling and the Euro.

Income Taxes. We recognized a tax provision of $179 for the second quarter of 2017 compared to $33 for the second quarter of 2016, an increase of $146. The increase results from the increased international mix of our sales and operations in the 2017 period. See Note 9 in the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and Net income attributable to Ultralife common shareholders per diluted share was $1,094 and $0.07, respectively, for the three months ended July 2, 2017, compared to $466 and $0.03, respectively, for the three months ended June 26, 2016. Average common shares outstanding used to compute diluted earnings per share increased from 15,418,634 in the second quarter of 2016 to 15,849,578 in the second quarter of 2017 due to the exercise of stock options under our Long-Term Incentive Plans and the increased stock price.

Six-month periods ended July 2, 2017 and June 26, 2016

Revenues. Consolidated revenues for the six-month period ended July 2, 2017 amounted to $41,974, an increase of $770 or 1.9%, from the $41,204 reported for the six-month period ended June 26, 2016.

Battery & Energy Products revenues increased $2,160, or 6.7%, from $32,199 for the six-month period ended June 26, 2016 to $34,359 for the six-month period ended July 2, 2017. Commercial revenues of this business increased 6.8% over the 2016 six-month period and now comprise 58.7% of total segment sales versus 58.6% last year. The year-over-year increase resulted from 10.9% year-over-year growth in the shipment of medical batteries and chargers, which was partially offset by the year-earlier demand for our 9-Volt batteries from large global smoke detector OEM’s. Government and defense sales of this business increased 6.5% from the 2016 six-month period and now comprise 41.3% of total segment sales versus 41.4% last year.

Communications Systems revenues decreased $1,390, or 15.4%, from $9,005 during the six-month period ended June 26, 2016 to $7,615 for the six-month period ended July 2, 2017. Revenues attributable to VIPER shipments were $5,801 in the six-month period in 2016. In the comparable period in 2017, there were no revenues attributable to VIPER shipments. Excluding the VIPER shipments, sales of core amplifiers and integrated solutions products increased $4,411 or 137.7% over the first six months of 2016 driven by an increased demand for our products.

Cost of Products Sold. Cost of products sold totaled $28,863 for the six-month period ended July 2, 2017, a decrease of $36 or 0.1%, from the $28,899 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 70.1% for the six-month period ended June 26, 2016 to 68.8% for the six-month period ended July 2, 2017. Correspondingly, consolidated gross margin was 31.2% for the six-month period ended July 2, 2017, compared with 29.9% for the six-month period ended June 26, 2016, due primarily to favorable product mix for the Communications Systems segment.

For our Battery & Energy Products segment, the cost of products sold increased $2,370 or 10.6%, from $22,318 during the six-month period ended June 26, 2016 to $24,688 during the six-month period ended July 2, 2017. Battery & Energy Products’ gross profit for the 2017 six-month period was $9,671 or 28.1% of revenues, a decrease of $210 or 2.1% from gross profit of $9,881, or 30.7% of revenues, for the 2016 six-month period. Battery & Energy Products’ gross margin as a percentage of revenues decreased for the six-month period ended July 2, 2017 by 260 basis points, reflecting the mix of products sold as well as incremental supply chain and logistics fees incurred during the period.

For our Communications Systems segment, the cost of products sold decreased by $2,406 or 36.6% from $6,581 during the six-month period ended June 26, 2016 to $4,175 during the six-month period ended July 2, 2017. Communications Systems’ gross profit for the first six months of 2017 was $3,440 or 45.2% of revenues, an increase of $1,016 or 41.9% from gross profit of $2,424 or 26.9% of revenues, for the second quarter of 2016. The 1,830 basis point increase in gross margin during 2017 is due to growth in core product sales and favorable product mix.

Operating Expenses. Total operating expenses for the six-month period ended July 2, 2017 totaled $9,948, a decrease of $1,376 or 12.2% from the $11,324 recorded during the six-month period ended June 26, 2016. This decrease was attributable to reductions in discretionary costs completed during and subsequent to the 2016 second quarter, cost synergies associated with our acquisition of Accutronics, and one-time costs incurred in January 2016 to complete the acquisition.

Overall, operating expenses as a percentage of revenues were 23.7% for the six-month period ended July 2, 2017 compared to 27.5% for the comparable 2016 period. Amortization expense associated with intangible assets related to our acquisitions was $209 for the first six months of 2017 ($128 in selling, general and administrative expenses and $81 in research and development costs), compared with $274 for the first six months of 2016 ($171 in selling, general, and administrative expenses and $103 in research and development costs). Research and development costs were $2,323 for the six-month period ended July 2, 2017, a decrease of $758, or 24.6%, from $3,081 for the six-months ended June 26, 2016. The decrease primarily reflects the timing of development and testing costs associated with the shipment of VIPER units in 2016 and discretionary cost reduction actions completed during and subsequent to the second quarter in 2016, including synergies with Accutronics. Selling, general, and administrative expenses decreased $618 or 7.5%, from $8,243 during the first six months of 2016 to $7,625 during the first six months of 2017. The decrease is attributable to one-time cost incurred to complete the acquisition of Accutronics in January 2016 and discretionary cost reductions.

Other Expense. Other expense totaled $142 for the six-month period ended July 2, 2017 compared to $137 for the six-month period ended June 26, 2016. Interest and financing expense decreased $54 to $109 for the 2017 period from $163 for the comparable period in 2016, as a result of one-time costs of $48 associated with the acquisition of Accutronics and the cost of an annual collateral audit conducted under the previous credit agreement. Miscellaneous income (expense) amounted to ($33) for the first six months of 2017 compared with $26 for the first six months of 2016, primarily due to fluctuations between the U.S. dollar relative to the Euro and Pound Sterling.

Income Taxes. We recognized a tax provision of $266 for the first two quarters of 2017 compared with a tax provision of $121 for the first two quarters of 2016. The increase of $145 or 119.8% was due to the increased amounts and geographic mix of earnings for the 2017 period. The effective consolidated tax rates for the six-month periods ended July 2, 2017 and June 26, 2016 were 8.8% and 14.3%, respectively. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and Net income attributable to Ultralife common shareholders per diluted share was $2,749 and $0.17, respectively, for the six months ended July 2, 2017, compared to $745 and $0.05, respectively, for the six months ended June 26, 2016. Average common shares outstanding used to compute diluted earnings per share increased from 15,545,348 in the 2016 period to 15,751,578 in the 2017 period, mainly due to the exercise of stock options under our Long-Term Incentive Plans and the increased stock price.

Adjusted EBITDA from Continuing Operations

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing continuing operations. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the book amortization of intangible assets (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and other significant non-operating expenses or income. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to Net income (loss) attributable to Ultralife; the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).

We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as income (loss) from operations. We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by limiting Adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-month periods ended		Six-month periods ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016

Net income attributable to Ultralife	$1,094	$446	$2,749	$745
Add:
Interest and financing expense, net	41	62	109	163
Income tax provision	179	33	266	121
Depreciation expense	507	576	1,010	1,165
Amortization of intangible assets and financing fees	119	155	242	311
Stock-based compensation expense	356	169	396	350
Non-cash purchase accounting adjustments	-	5	-	96
Other	-	11	-	12
Adjusted EBITDA	$2,296	$1,457	$4,772	$2,963

Liquidity and Capital Resources

As of July 2, 2017, cash totaled $14,933, an increase of $4,304 from the beginning of the year. During the six-month period ended July 2, 2017, we generated $4,028 of cash from our operating activities as compared to utilizing cash of $802 during the six-month period ended June 26, 2016, an increase of $4,830. Cash generated from operations in 2017 consisted of net income of $2,755, non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,648, an increase of $274 in accounts receivable largely due to the timing of shipments, a $904 increase in inventory to service 2017 backlog and a decrease in accounts payable and other working capital items of $803 primarily due to the payment of procured inventory.

Cash used in operations for the six-month period ended June 26, 2016 included net income of $723 plus non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,826, an increase of $1,053 in accounts receivables due primarily to the timing of sales, an increase in inventory of $762 due primarily to service backlog, and a net decrease in accounts payable and other working capital items of $1,536 due in large part to payment of inventory procured to service backlog.

We used $836 of cash in investing activities for capital expenditures for the six-month period ended July 2, 2017. For the six-months ended June 26, 2016, we used $10,745 of cash in investing activities for the acquisition of Accutronics (final purchase price of $11,161, net cash acquired from Accutronics of $1,304) plus capital expenditures totaling $888.

Cash provided by financing activities for the six months ended July 2, 2017 totaled $989, consisting of proceeds from stock option exercises. For the six months ended June 26, 2016, net cash provided by financing activities totaled $300, consisting of net borrowings of $832 and stock option exercise proceeds of $75, partially offset by $607 used to repurchase shares under the Share Repurchase Program. See Note 3 in the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

As of July 2, 2017, we had made commitments to purchase approximately $173 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

The Company has made a strategic decision to invest up to $4,300 in our Newark, New York facility to modernize our manufacturing capability for production of premium 3-volt primary batteries for various applications in the rapidly growing, wireless Internet of Things (“IoT”) market.  This investment, in line with our strategy to diversify revenues outside of the core U.S. government/defense markets and focus on transformational commercial opportunities, will enable us to produce a premium product with performance differentiation and incorporate the manufacturing technology expertise required to deliver a clear competitive advantage in terms of product performance, volume, safety, value proposition and strategic supply chain access to the end market and OEM’s.  In addition to the IoT market, the product will also expand customer options in the legacy smoke detector market by providing our customers the choice between our industry leading next generation 9-volt battery, or a new premium 3-volt product.  We anticipate the capital investment project implementation and applicable new product certification will be completed by the end of 2018.

Debt Commitments

We have financing through our Credit Facility with KeyBank, which provides a $30,000 secured, cash flow-based, revolving credit facility that includes a $1,500 letter of credit subfacility. There have been no borrowings under the Credit Facility. See Note 7 in the Notes to the Consolidated Financial Statements for additional information regarding our Credit Facility.

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

During the first six months of 2017, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

PART II.   OTHER INFORMATION

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014 and under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program was extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program was increased to 3.4 million shares.  Share repurchases under this program were made in accordance with SEC Rule 10b-18 using a variety of methods, which included open market purchases and block trades in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under 10b5-1 Plans, the timing, manner, price and amount of any repurchases were determined at the Company’s discretion. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.  From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.  During the three and six month periods ended June 26, 2016, the Company repurchased 149,904 shares under this program for a total cost (excluding fees and commissions) of $603.

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

ULTRALIFE CORPORATION
(Registrant)

Date: August 3, 2017	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Philip A. Fain
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