Form 10-Q
period 2017-10-01
ULTRALIFE CORP
filed 2017-11-02
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The number of shares outstanding of the registrant’s common stock was 15,627,513, net of 4,019,711 treasury shares, as of October 31, 2017.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

 (Unaudited)

	October 1,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$14,607	$10,629
Restricted Cash	81	77
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $277 and $277, Respectively	15,741	13,179
Inventories, Net	24,922	23,456
Prepaid Expenses and Other Current Assets	2,602	2,079
Total Current Assets	57,953	49,420
Property, Equipment and Improvements, Net	7,612	7,999
Goodwill	20,381	19,965
Intangible Assets, Net	7,167	7,194
Security Deposits and Other Non-Current Assets	134	72
Deferred Income Taxes	94	94
Total Assets	$93,341	$84,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,108	$7,292
Accrued Compensation and Related Benefits	2,286	1,258
Accrued Expenses and Other Current Liabilities	3,388	2,606
Income Taxes Payable	285	172
Total Current Liabilities	13,067	11,328
Deferred Income Taxes	5,704	5,538
Other Non-Current Liabilities	28	18
Total Liabilities	18,799	16,884

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock – Par Value $.10 Per Share; Authorized 1,000,000 Shares; None Issued	-	-
Common Stock – Par Value $.10 Per Share; Authorized 40,000,000 Shares; Issued – 19,610,628
Shares at October 1, 2017 and 19,324,723 Shares at December 31, 2016; Outstanding – 15,590,917	1,961	1,932
Shares at October 1, 2017 and 15,308,971 at December 31, 2016
Capital in Excess of Par Value	179,794	178,163
Accumulated Deficit	(86,694)	(90,542)
Accumulated Other Comprehensive Loss	(1,887)	(3,080)
Treasury Stock - At Cost; 4,019,711 at October 1, 2017 and 4,015,752 Shares at December 31, 2016	(18,470)	(18,443)
Total Ultralife Corporation Equity	74,704	68,030
Non-Controlling Interest	(162)	(170)
Total Shareholders’ Equity	74,542	67,860

Total Liabilities and Shareholders' Equity	$93,341	$84,744

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016

Revenues	$21,047	$19,631	$63,022	$60,835
Cost of Products Sold	14,792	13,634	43,656	42,533
Gross Profit	6,255	5,997	19,366	18,302

Operating Expenses:
Research and Development	1,355	1,357	3,678	4,438
Selling, General and Administrative	3,637	3,502	11,262	11,745
Total Operating Expenses	4,992	4,859	14,940	16,183

Operating Income	1,263	1,138	4,426	2,119

Other (Expense) Income:
Interest and Financing Expense	(38)	(50)	(147)	(213)
Miscellaneous	(20)	20	(53)	46
Income Before Income Taxes	1,205	1,108	4,226	1,952
Income Tax Provision	104	92	370	213

Net Income	1,101	1,016	3,856	1,739

Net (Income) Loss Attributable to Non-Controlling Interest	(3)	3	(8)	25

Net Income Attributable to Ultralife Corporation	1,098	1,019	3,848	1,764

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	440	(613)	1,193	(1,314)

Comprehensive Income Attributable to Ultralife Corporation	$1,538	$406	$5,041	$450

Net Income Per Share Attributable to Ultralife Common Shareholders – Basic	$.07	$.07	$.25	$.12

Net Income Per Share Attributable to Ultralife Common Shareholders – Diluted	$.07	$.07	$.24	$.11

Weighted Average Shares Outstanding – Basic	15,564	15,207	15,495	15,262
Potential Common Shares	407	91	323	184
Weighted Average Shares Outstanding - Diluted	15,971	15,298	15,818	15,446

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Month Periods Ended
	October 1,	September 25,
	2017	2016
OPERATING ACTIVITIES:
Net Income	$3,856	$1,739
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation	1,507	1,698
Amortization of Intangible Assets	315	403
Amortization of Financing Fees	42	55
Stock-Based Compensation	529	555
Deferred Income Taxes	117	165
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,412)	(283)
Inventories	(1,221)	755
Prepaid Expenses and Other Assets	(582)	176
Accounts Payable and Other Liabilities	1,506	(1,695)
Net Cash Provided By Operating Activities	3,657	3,568

INVESTING ACTIVITIES:
Cash Paid for Property, Equipment and Improvements	(971)	(990)
Acquisition of Accutronics, Net of Cash Acquired	-	(9,857)
Change in Restricted Cash	-	60
Net Cash Used In Investing Activities	(971)	(10,787)

FINANCING ACTIVITIES:
Proceeds from Stock Option Exercise	1,120	181
Cash Paid to Repurchase Treasury Stock	-	(607)
Proceeds from Debt Borrowing	-	3,030
Payments of Debt Borrowings	-	(3,030)
Net Cash Provided By (Used In) Financing Activities	1,120	(426)

Effect of Exchange Rate Changes on Cash	172	(98)

INCREASE (DECREASE) IN CASH	3,978	(7,743)

Cash, Beginning of Period	10,629	14,393
Cash, End of Period	$14,607	$6,650

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

During the nine-month period ended September 25, 2016, direct acquisition costs of $251 and increased cost of sales related to purchase accounting adjustments of $96 for inventory acquired were recorded in the Company’s Consolidated Statement of Income and Comprehensive Income. Accutronics contributed revenue of $7,551 and an operating loss of $61 during the nine-month period ended September 25, 2016 reflecting the purchase accounting adjustments and non-recurring costs directly related to the acquisition.

Set forth below are the unaudited pro forma results of the Company for the nine-month period ended September 25, 2016, as if the acquisition occurred as of January 1, 2015. The unaudited pro forma results for the nine months ended September 25, 2016 exclude direct acquisition costs of $251 and cost of sales of $96 related to the purchase accounting adjustments for inventory acquired. The operating results of Accutronics were not material for the period from January 1, 2016 to the acquisition date.

Nine Months Ended
September 25, 2016

Revenue	$60,835
Operating income	$2,417
Net income attributable to Ultralife	$2,076
Earnings per share:
Basic	$0.14
Diluted	$0.13

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

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014 and authorized the Company to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program was extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program was increased to 3.4 million shares.  Share repurchases under this program were made in accordance with SEC Rule 10b-18 using a variety of methods, which included open market purchases and block trades in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under 10b5-1 Plans, the timing, manner, price and amount of any repurchases were determined at the Company’s discretion. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.  From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.  During the nine-month period ended September 25, 2016, the Company repurchased 149,904 shares under this program for a total cost (excluding fees and commissions) of $603.

4.	INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The composition of net inventories was:

	October 1,	December 31,
	2017	2016
Raw Materials	$12,939	$14,482
Work In Process	1,871	986
Finished Goods	10,112	7,988
Total	$24,922	$23,456

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	October 1,	December 31,
	2017	2016
Land	$123	$123
Buildings and Leasehold Improvements	7,801	7,757
Machinery and Equipment	50,788	49,722
Furniture and Fixtures	1,989	1,947
Computer Hardware and Software	5,303	5,223
Construction In Process	384	421
	66,388	65,193
Less: Accumulated Depreciation	(58,776)	(57,194)
Property, Equipment and Improvements, Net	$7,612	$7,999

Depreciation expense for property, equipment and improvements was as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Depreciation Expense	$497	$533	$1,507	$1,698

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the nine-month periods ended October 1, 2017 and September 25, 2016:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2015	$4,790	$11,493	$16,283
Acquisition of Accutronics	4,407	-	4,407
Measurement Period Adjustment	80	-	80
Effect of Foreign Currency Translation	(507)	-	(507)
Balance – September 25, 2016	8,770	11,493	20,263
Effect of Foreign Currency Translation	(298)	-	(298)
Balance - December 31, 2016	8,472	11,493	19,965
Effect of Foreign Currency Translation	416	-	416
Balance – October 1, 2017	$8,888	$11,493	$20,381

b. Intangible Assets

The composition of intangible assets was:

	at October 1, 2017
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,408	$-	$3,408
Customer Relationships	6,600	4,151	2,449
Patents and Technology	5,538	4,551	987
Distributor Relationships	377	377	-
Trade Name	391	68	323
Total Intangible Assets	$16,314	$9,147	$7,167

	at December 31, 2016
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,404	$-	$3,404
Customer Relationships	6,395	3,975	2,420
Patents and Technology	5,455	4,417	1,038
Distributor Relationships	377	368	9
Trade Name	359	36	323
Total Intangible Assets	$15,990	$8,796	$7,194

Amortization expense for intangible assets was as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Amortization Included in:
Research and Development	$42	$49	$123	$152
Selling, General and Administrative	64	80	192	251
Total Amortization Expense	$106	$129	$315	$403

The change in the cost value of total intangible assets from December 31, 2016 to October 1, 2017 is a result of the effect of foreign currency translations.

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

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of October 1, 2017.

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

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Stock Options	$130	$197	$518	$525
Restricted Stock Grants	3	8	11	30
Total	$133	$205	$529	$555

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of October 1, 2017, there was $508 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes stock option activity for the nine-month period ended October 1, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,323,581	$6.22
Granted	244,750	5.60
Exercised	(273,005)	4.10
Forfeited or Expired	(244,482)	8.91
Outstanding at October 1, 2017	2,050,844	$6.10	3.10	$3,149
Vested and Expected to Vest at October 1, 2017	1,937,204	$6.18	2.95	$2,928
Exercisable at October 1, 2017	1,218,744	$5.03	1.86	$2,163

The following assumptions were used to value stock options granted during the nine months ended October 1, 2017:

Risk-Free Interest Rate	1.7%
Volatility Factor	50%
Weighted Average Expected Life (Years)	5
Dividends	0.0%

The weighted average grant date fair value of options granted during the nine months ended October 1, 2017 was $2.47.

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

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first nine months of 2017 or 2016.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended October 1, 2017 and September 25, 2016 was $131 and $106, respectively. Cash received from stock option exercises for the nine-month periods ended October 1, 2017 and September 25, 2016 was $1,120 and $181, respectively.

In September 2014, 49,200 shares of restricted stock were awarded to certain of our employees. These shares have now fully vested over three years, and we estimated their weighted average grant date fair value to be $3.24 per share. In September 2017, 15,900 shares of the awarded restricted stock vested and the Company repurchased 3,959 shares at a total cost of $26 to satisfy the statutory tax withholding on shares vested for certain employees. There is no unrecognized compensation cost related to these restricted shares at October 1, 2017.

9.	INCOME TAXES

We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

For the three-month periods ended October 1, 2017 and September 25, 2016, we recognized $104 and $92, respectively, in income tax expense. For the nine-month periods ended October 1, 2017 and September 25, 2016, we recorded $370 and $213, respectively, in income tax expense. These are detailed as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Current Income Tax Provision:
Foreign	$48	$12	$199	$(1)
Federal	14	21	42	38
State	4	4	12	11
Deferred Income Tax Provision	38	55	117	165
Total	$104	$92	$370	$213

The deferred income tax provision is primarily due to the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carryforward periods. The current income tax provision is primarily due to the income generated by our foreign operations and estimated U.S. federal alternative minimum taxes.

Our effective consolidated tax rates for the nine-month periods ended October 1, 2017 and September 25, 2016 were:

	Nine-Month Periods Ended
	October 1,	September 25,
	2017	2016

Income Before Income Taxes	$4,226	$1,952

Income Tax Provision	370	213

Effective Income Tax Rate	8.8%	10.9%

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

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended October 1, 2017, 1,481,844 stock options and no restricted stock units were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 407,668 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended September 25, 2016, 758,953 stock options and 15,900 restricted stock units were included in the calculation of Diluted EPS resulting in 91,041 additional shares in the calculation of fully diluted earnings per share. For the nine-month periods ended October 1, 2017 and September 25, 2016, 1,066,844 and 1,139,843 stock options and zero and 15,900 restricted stock units, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 323,217 and 184,564 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 569,000 and 1,733,083 outstanding stock options for the three-month periods ended October 1, 2017 and September 25, 2016, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 984,000 and 1,351,833 outstanding stock options for the nine-month periods ended October 1, 2017 and September 25, 2016, respectively, which were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of October 1, 2017, we have made commitments to purchase approximately $640 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2017 and 2016 were as follows:

	Nine-Month Periods Ended
	October 1, 2017	September 25, 2016
Accrued Warranty Obligations – Beginning	$172	$192
Accruals for Warranties Issued	66	30
Settlements Made	(58)	(43)
Accrued Warranty Obligations – Ending	$180	$179

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

The components of segment performance were as follows:

Three-Month Period Ended October 1, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$18,616	$2,431	$-	$21,047
Segment Contribution	5,186	1,069	(4,992)	1,263
Interest, Financing and Miscellaneous Expense, Net			(58)	(58)
Tax Provision			(104)	(104)
Non-Controlling Interest			(3)	(3)
Net Income Attributable to Ultralife				$1,098
Total Assets	$45,221	$31,465	$16,655	$93,341

Three-Month Period Ended September 25, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$14,943	$4,688	$-	$19,631
Segment Contribution	4,522	1,475	(4,859)	1,138
Interest, Financing and Miscellaneous Expense, Net			(30)	(30)
Tax Provision			(92)	(92)
Non-Controlling Interest			3	3
Net Income Attributable to Ultralife				$1,019
Total Assets	$42,394	$32,129	$9,034	$83,557

Nine-Month Period Ended October 1, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$52,977	$10,045	$-	$63,022
Segment Contribution	14,858	4,508	(14,940)	4,426
Interest, Financing and Miscellaneous Expense, Net			(200)	(200)
Tax Provision			(370)	(370)
Non-Controlling Interest			(8)	(8)
Net Income Attributable to Ultralife				$3,848

Nine-Month Period Ended September 25, 2016:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$47,142	$13,693	$-	$60,835
Segment Contribution	14,404	3,898	(16,183)	2,119
Interest, Financing and Miscellaneous Expense, Net			(167)	(167)
Tax Provision			(213)	(213)
Non-Controlling Interest			25	25
Net Income Attributable to Ultralife				$1,764

13.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

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

Overview

Consolidated revenues of $21,047 for the three-month period ended October 1, 2017, increased by $1,416 or 7.2%, from $19,631 during the three-month period ended September 25, 2016, despite $2,270 of revenues attributable to shipments under the Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) Program in the year-earlier period.  Excluding the VIPER shipments, the Company’s revenues increased 21% driven by a 25% increase for Battery & Energy Products sales. Communications Systems core product sales such as our 20-watt amplifiers, universal vehicle adaptors and power supplies, were flat with the year-earlier period.

Gross profit for the three-month period ended October 1, 2017 was $6,255, or 29.7% of revenues, compared to $5,997, or 30.5% of revenues, for the same quarter a year ago.  The 80 basis point decline primarily reflects the mix of products sold and supply chain variances.

Operating expenses increased to $4,992 during the three-month period ended October 1, 2017, compared to $4,859 during the three-month period ended September 25, 2016. The increase of $133 or 2.7% was primarily attributable to an accrual related to executive variable compensation reflecting year-to-date operating results. Management continues to maintain their strict control over all discretionary spending.

Operating income for the three-month period ended October 1, 2017 was $1,263 or 6.0% of revenues, compared to $1,138 or 5.8% for the year-earlier period. The year-over-year increase in operating income reflects the impact of the higher sales and operating expense leverage.

Net income attributable to Ultralife was $1,098 or $0.07 per share for the three-month period ended October 1, 2017, compared to $1,019 or $0.07 per share for the three-month period ended September 25, 2016.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, plus/minus expense/income that we do not consider reflective of our ongoing operations, amounted to $1,985 in the third quarter of 2017 compared to $2,046 in the third quarter of 2016. See the section “Adjusted EBITDA from Continuing Operations” on Page 25 for a reconciliation of Adjusted EBITDA to Net Income Attributable to Ultralife.

Primarily as a result of our operating performance, we generated cash of $3,978 for the nine month period ended October 1, 2017. Accordingly, cash increased from $10,629 at December 31, 2016 to $14,607 at October 1, 2017.

Having more than doubled both operating profit and EPS for the first nine months of the year, we are well positioned towards delivering another year of profitable growth.  In addition, the BA-5390 $21.4 million indefinite-delivery / indefinite-quantity (“IDIQ”) award received in March 2017, the VIPER $4.7 million contract received in August 2017, and the recent BA-5790/5795 CFx $49.8 million IDIQ award received in September 2017 serve as positive indicators of future growth potential as we finish out 2017 and head into 2018.”

Results of Operations

Three-Month Periods Ended October 1, 2017 and September 25, 2016

Revenues. Consolidated revenues for the three-month period ended October 1, 2017 amounted to $21,047, an increase of $1,416 or 7.2%, from the $19,631 reported for the three-month period ended September 25, 2016.

Battery & Energy Products revenues increased $3,673 or 24.6%, to $18,616 for the three-month period ended October 1, 2017 from $14,943 for the three-month period ended September 25, 2016.  Government and defense sales increased 57.5% from the 2016 period due primarily to higher battery demand from both U.S. and international customers which were up 58.0% and 56.1%, respectively. Commercial revenues for the third quarter of 2017 increased 8.3% over the prior year period, reflecting a 14.2% increase in the shipment of medical batteries and chargers and 1.3% increase for other commercial applications.

Communications Systems revenues decreased $2,257 or 48.2%, from $4,688 during the three-month period ended September 25, 2016 to $2,431 for the three-month period ended October 1, 2017.  This decrease is due to revenues attributable to shipments of VIPER systems of $2,270 in the 2016 period.  Excluding VIPER, sales of core products such as our 20-watt amplifiers, universal vehicle adaptors and power supplies were essentially flat with the prior-year period.

Cost of Products Sold.  Cost of products sold totaled $14,792 for the quarter ended October 1, 2017, an increase of $1,158, or 8.5%, from the $13,634 reported for the same quarter a year ago.  Consolidated cost of products sold as a percentage of total revenue increased to 70.3% for the three-month period ended October 1, 2017 from 69.5% for the three-month period ended September 25, 2016.  Correspondingly, consolidated gross margin was 29.7% for the three-month period ended October 1, 2017, compared with 30.5% for the three-month period ended September 25, 2016, primarily reflecting the mix of products sold and incremental supply chain variances for the Battery & Energy Product business in the 2017 period.

In our Battery & Energy Products segment, the cost of products sold increased $3,010 or 28.9%, to $13,430 for the three-month period ended October 1, 2017 from $10,420 during the three-month period ended September 25, 2016.  Battery & Energy Products’ gross profit for the third quarter of 2017 was $5,186 or 27.9% of revenues, an increase of $663 or 14.7%, from gross profit of $4,523 or 30.3% of revenues for the third quarter of 2016.  Battery & Energy Products’ gross margin as a percentage of revenues decreased for the three-month period ended October 1, 2017 by 240 basis points, primarily reflecting the mix of products sold, incremental supply chain variances and manufacturing variances incurred on the start-up of certain new products in the 2017 period.

In our Communications Systems segment, the cost of products sold decreased by $1,852 or 57.6% from $3,214 during the three-month period ended September 25, 2016 to $1,362 during the three-month period ended October 1, 2017 due to the VIPER shipments in 2016 as well as core product mix. Communications Systems’ gross profit for the third quarter of 2017 was $1,069 or 44.0% of revenues, a decrease of $405 or 27.5%, from gross profit of $1,474 or 31.4% of revenues, for the third quarter of 2016. The gross margin of 44.0%, an increase of 1,260 basis points over the 2016 period, was driven by the sales growth of high-value proposition core amplifier and integrated solutions products.

Operating Expenses.  Operating expenses for the three-month period ended October 1, 2017 totaled $4,992, an increase of $133 or 2.7% from the $4,859 incurred during the three-month period ended September 25, 2016.  The increase was due primarily to an accrual related to executive variable compensation based on the year-over-year improvement in operating results. Management continues to maintain their strict control over all discretionary spending.

Overall, operating expenses as a percentage of revenues were 23.7% for the quarter ended October 1, 2017 compared to 24.8% for the quarter ended September 25, 2016.  Amortization expense associated with intangible assets related to our acquisitions was $106 for the third quarter of 2017 ($64 in selling, general and administrative expenses and $42 in research and development costs), compared with $129 for the third quarter of 2016 ($80 in selling, general, and administrative expenses and $49 in research and development costs).  Research and development costs were $1,355 for the three-month period ended October 1, 2017, essentially flat with $1,357 for the three months ended September 25, 2016.  Selling, general, and administrative expenses increased $135 or 3.9% to $3,637 during the third quarter of 2017 from $3,502 during the third quarter of 2016.  The increase is primarily attributable to an accrual related to executive variable compensation reflecting year-to-date operating results.

Other Expense. Other expense totaled $58 for the three-month period ended October 1, 2017 compared to $30 for the three-month period ended September 25, 2016. Interest and financing expense was $38 for the third quarter of 2017 compared to $50 for the 2016 period. The decrease is primarily due to the more favorable terms of our Revolving Credit Agreement which was executed on May 31, 2017. Miscellaneous income (expense) amounted to ($20) for the third quarter of 2017 compared with $20 for the third quarter of 2016, primarily due to transactions impacted by foreign currency fluctuations between the U.S. dollar relative to Pounds Sterling and the Euro.

Income Taxes.  We recognized a tax provision of $104 for the third quarter of 2017 compared to $92 for the third quarter of 2016, an increase of $12 or 13.0%.  The increase is primarily due to the increased amounts and geographic mix of earnings for the quarter.  See Note 9 in the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and Net income attributable to Ultralife common shareholders per diluted share was $1,098 and $0.07, respectively, for the three months ended October 1, 2017, compared to $1,019 and $0.07, respectively, for the three months ended September 25, 2016. Average common shares outstanding used to compute diluted earnings per share increased from 15,297,718 in the third quarter of 2016 to 15,971,243 in the third quarter of 2017 due to the exercise of stock options and the vesting of restricted stock under our Long-Term Incentive Plans, and the increased stock price.

Nine-Month Periods Ended October 1, 2017 and September 25, 2016

Revenues.  Consolidated revenues for the nine-month period ended October 1, 2017 amounted to $63,022, an increase of $2,187 or 3.6%, from the $60,835 generated during the nine-month period ended September 25, 2016.

Battery & Energy Products revenues increased $5,835, or 12.4%, from $47,142 for the nine-month period ended September 25, 2016 to $52,977 for the nine-month period ended October 1, 2017.  Commercial revenues of this business segment increased 7.3% over the 2016 nine-month period and now comprise 58.5% of total segment sales versus 60.7% last year.  The increase in commercial revenues resulted from 12.1% year-over-year growth in the shipment of medical batteries and chargers, supplemented by a 2.5% increase across our expanding non-medical commercial customer base. Government and defense sales of the Battery & Energy Products business segment increased 20.3% from the 2016 nine-month period and now comprise 41.5% of total segment sales versus 39.3% last year.  The increase reflects the higher overall demand across our U.S. and international customer base.

Communications Systems revenues decreased $3,648, or 26.6%, from $13,693 during the nine-month period ended September 25, 2016 to $10,045 for the nine-month period ended October 1, 2017.  Revenues attributable to VIPER shipments were $8,219 in the nine-month period in 2016.  In the comparable period in 2017, there was $133 of revenues attributable to VIPER shipments.  Excluding the VIPER shipments, sales of core amplifiers and integrated solutions products increased $4,438 or 81.1% over the first nine months of 2016 driven by an increased demand for our core products such as our 20-watt amplifiers, universal vehicle adaptors and power supplies.

Cost of Products Sold.  Cost of products sold totaled $43,656 for the nine-month period ended October 1, 2017, an increase of $1,123 or 2.6%, from the $42,533 reported for the same nine-month period a year ago.  Consolidated cost of products sold as a percentage of total revenue decreased from 69.9% for the nine-month period ended September 25, 2016 to 69.3% for the nine-month period ended October 1, 2017.  Correspondingly, consolidated gross margin was 30.7% for the nine-month period ended October 1, 2017, compared with 30.1% for the nine-month period ended September 25, 2016, due primarily to favorable product mix for our Communications Systems segment for the 2017 period.

For our Battery & Energy Products segment, the cost of products sold increased $5,381 or 16.4%, from $32,738 during the nine-month period ended September 25, 2016 to $38,119 during the nine-month period ended October 1, 2017.  Battery & Energy Products’ gross profit for the 2017 nine-month period was $14,858 or 28.0% of revenues, an increase of $454 or 3.2% from gross profit of $14,404, or 30.6% of revenues, for the 2016 nine-month period.  Battery & Energy Products’ gross margin as a percentage of revenues decreased for the nine-month period ended October 1, 2017 by 260 basis points, primarily reflecting the mix of products sold and incremental supply chain variances.

For our Communications Systems segment, the cost of products sold decreased by $4,258 or 43.5% from $9,795 during the nine-month period ended September 25, 2016 to $5,537 during the nine-month period ended October 1, 2017.  Communications Systems’ gross profit for the first nine months of 2017 was $4,508 or 44.9% of revenues, an increase of $610 or 15.6% from gross profit of $3,898 or 28.5% of revenues, for the third quarter of 2016.  The 1,640 basis point increase in gross margin during 2017 is due to growth in core product sales and favorable product mix.

Operating Expenses.  Total operating expenses for the nine-month period ended October 1, 2017 totaled $14,940, a decrease of $1,243 or 7.7% from the $16,183 incurred during the nine-month period ended September 25, 2016.  This decrease was attributable to reductions in discretionary costs completed during and subsequent to the 2016 second quarter, cost synergies associated with our acquisition of Accutronics, and one-time costs incurred in January 2016 to complete the acquisition.

Overall, operating expenses as a percentage of revenues were 23.7% for the nine-month period ended October 1, 2017 compared to 26.6% for the comparable 2016 period.  Amortization expense associated with intangible assets related to our acquisitions was $315 for the first nine months of 2017 ($192 in selling, general and administrative expenses and $123 in research and development costs), compared with $403 for the first nine months of 2016 ($251 in selling, general, and administrative expenses and $152 in research and development costs).  Research and development costs were $3,678 for the nine-month period ended October 1, 2017, a decrease of $760, or 17.1%, from $4,438 for the nine months ended September 25, 2016.  The decrease primarily reflects the timing of development and testing costs associated with the shipment of VIPER units in 2016 and discretionary cost reduction actions completed during and subsequent to the second quarter of 2016, including synergies with Accutronics. Selling, general, and administrative expenses decreased $483 or 4.1%, from $11,745 during the first nine months of 2016 to $11,262 during the first nine months of 2017. The decrease is attributable to one-time costs incurred to complete the acquisition of Accutronics in January 2016 and discretionary cost reductions.

Other Expense.  Other expense totaled $200 for the nine-month period ended October 1, 2017 compared to $167 for the nine-month period ended September 25, 2016.  Interest and financing expense decreased $66 to $147 for the 2017 period from $213 for the comparable period in 2016.  The decrease is attributable to one-time costs of $48 associated with the acquisition of Accutronics and more favorable terms of our Revolving Credit Agreement which was executed on May 31, 2017.  Miscellaneous income (expense) amounted to ($53) for the first nine months of 2017 compared with $46 for the first nine months of 2016, primarily due to transactions impacted by foreign currency fluctuations between the U.S. dollar relative to Pounds Sterling and the Euro.

Income Taxes.  We recognized a tax provision of $370 for the first three quarters of 2017 compared with a tax provision of $213 for the first three quarters of 2016.  The increase of $157 or 73.7% is primarily due to the increased amounts and geographic mix of earnings for the 2017 period.  The effective consolidated tax rates for the nine-month periods ended October 1, 2017 and September 25, 2016 were 8.8% and 10.9%, respectively. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife.  Net income attributable to Ultralife and Net income attributable to Ultralife common shareholders per diluted share was $3,848 and $0.24, respectively, for the nine months ended October 1, 2017, compared to $1,764 and $0.11, respectively, for the nine months ended September 25, 2016.    Average common shares outstanding used to compute diluted earnings per share increased from 15,446,290 in the 2016 period to 15,817,961 in the 2017 period, mainly due to the exercise of stock options and the vesting of restricted stock under our Long-Term Incentive Plans and the increased price of our common stock.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016

Net Income Attributable to Ultralife	$1,098	$1,019	$3,848	$1,764
Add:
Interest and Financing Expense, Net	38	50	147	213
Income Tax Provision	104	92	370	213
Depreciation Expense	497	533	1,507	1,698
Amortization of Intangible Assets and Financing Fees	115	147	357	457
Stock-Based Compensation Expense	133	205	529	555
Non-Cash Purchase Accounting Adjustments	-	-	-	96
Other	-	-	-	12

Adjusted EBITDA	$1,985	$2,046	$6,758	$5,008

Liquidity and Capital Resources

As of October 1, 2017, cash totaled $14,607, an increase of $3,978 from the beginning of the year.  During the nine-month period ended October 1, 2017, we generated $3,657 of cash from our operating activities as compared to $3,568 of cash generated during the nine-month period ended September 25, 2016, an increase of $89.  Cash generated from operations in 2017 consisted of net income of $3,856, non-cash expenses (depreciation, amortization and stock-based compensation) totaling $2,393, and a net increase in accounts payable and other working capital items of $1,041 largely attributable to the timing of payroll.  This was partially offset by an increase in accounts receivable of $2,412 primarily due to the timing of shipments and an increase in inventory of $1,221 largely due to service 2017 backlog.

Cash provided by operations for the nine-month period ended September 25, 2016 included net income of $1,739 plus non-cash expenses (depreciation, amortization and stock-based compensation) totaling $2,711, and a decrease in inventory of $755, partially offset by a net decrease in accounts payable and other working capital items of $1,637 largely attributable to the payment for inventory procured.

Cash used in investing activities for the nine-month period ended October 1, 2017 consisted of $971 for capital expenditures. For the nine months ended September 25, 2016, we used $10,787 of cash in investing activities primarily for the acquisition of Accutronics of $9,857 (final purchase price of $11,161, net cash acquired from Accutronics of $1,304) plus capital expenditures totaling $990.

Cash provided by financing activities for the nine months ended October 1, 2017 consisted of $1,120 of proceeds from stock option exercises. For the nine months ended September 25, 2016, net cash used in financing activities totaled $426, consisting of $607 used to repurchase shares under the Share Repurchase Program and partially offset by $181 of stock option exercise proceeds. See Note 3 in the Notes to Consolidated Financial Statements in this Form 10-Q for additional information on the Share Repurchase Program.

As of October 1, 2017, we had made commitments to purchase approximately $640 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

In July 2017, the Company made a strategic decision to invest up to $4,300 in our Newark, New York facility to modernize our manufacturing capability for production of premium 3-volt primary batteries for various applications in the rapidly growing, wireless Internet of Things (“IoT”) market.  This investment, in line with our strategy to diversify revenues outside of the core U.S. government/defense markets and focus on transformational commercial opportunities, will enable us to produce a premium product with performance differentiation and incorporate the manufacturing technology expertise required to deliver a clear competitive advantage in terms of product performance, volume, safety, value proposition and strategic supply chain access to the end market and OEM’s.  In addition to the IoT market, the product will also expand customer options in the legacy smoke detector market by providing our customers the choice between our industry leading next generation 9-volt battery, or a new premium 3-volt product.  We anticipate the capital investment project implementation and applicable new product certification will be completed by the end of 2018.

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

During the nine months of 2017, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 28, 2014, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on May 1, 2014 and under which the Company was authorized to repurchase up to 1.8 million shares of its outstanding common stock over a period not to exceed twelve months. The Share Repurchase Program was extended through June 2, 2016, and the maximum number of shares authorized to be repurchased under the program was increased to 3.4 million shares.  Share repurchases under this program were made in accordance with SEC Rule 10b-18 using a variety of methods, which included open market purchases and block trades in compliance with applicable insider trading and other securities laws and regulations. With the exception of repurchases made during stock trading black-out periods under 10b5-1 Plans, the timing, manner, price and amount of any repurchases were determined at the Company’s discretion. The Share Repurchase Program expired on June 2, 2016 and did not obligate the Company to repurchase any specific number of shares.  From the inception of the Share Repurchase Program on May 1, 2014 through its expiration on June 2, 2016, the Company repurchased 2,592,095 shares for an aggregate cost (excluding fees and commissions) of $10,480.  During the three and nine month periods ended September 25, 2016, the Company repurchased 149,904 shares under this program for a total cost (excluding fees and commissions) of $603.

ITEM 6.	EXHIBITS

The following exhibits are filed herewithin:

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

ULTRALIFE CORPORATION
(Registrant)

Date: November 2, 2017	By:	/s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)