Form 10-K
period 2017-12-31
ULTRALIFE CORP
filed 2018-02-08
CIK 875657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ….	Accelerated filer ...…	Non-accelerated filer ….	Smaller reporting company ..X...	Emerging growth company ....

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes…. No..X...

On June 30, 2017, the aggregate market value of the common stock held by non-affiliates as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $69,474,629 (in whole dollars) based upon the closing price for such common stock as reported on the NASDAQ Global Market on June 30, 2017.

As of February 1, 2018, the registrant had 15,653,649 shares of common stock outstanding, net of 4,019,711 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth herein.

PART I

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers; potential costs because of the warranties we supply with our products and services; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; our efforts to develop new commercial applications for our products; possible breaches in security and other disruptions; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; potential disruptions in our supply of raw materials and components; variability in our quarterly and annual results and the price of our common stock; our inability to comply with changes to the regulations for the shipment of our products;  safety risks, including the risk of fire; possible impairments of our goodwill and other intangible assets; negative publicity of Lithium-ion batteries; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; our exposure to foreign currency fluctuations; our customers’ demand falling short of volume expectations in our supply agreements; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to utilize our net operating loss carryforwards; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTITM, ABLETM, ACCUTRONICS™, ACCUPRO™, ENTELLION™ brands. We have sales, operations and product development facilities in North America, Europe and Asia.

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

Our website address is www.ultralifecorporation.com. We make available free of charge via a hyperlink on our website (see Investor Relations link on the website) our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We will provide copies of these reports upon written request to the attention of Philip A. Fain, CFO, Treasurer and Secretary, Ultralife Corporation, 2000 Technology Parkway, Newark, New York, 14513. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Battery & Energy Products

We manufacture and/or market a family of Lithium Manganese Dioxide (Li-MnO2), Lithium Manganese Dioxide Carbon Monofluoride (Li-CFx/MnO2) hybrid and Lithium Thionyl Chloride (Li-SOCl2) non-rechargeable batteries including 9-volt, HiRate® cylindrical, ThinCell®, and other form factors. Applications for our 9-volt batteries include: smoke alarms, wireless security systems and intensive care monitors, among many other devices. Our HiRate® and ThinCell® Lithium non-rechargeable batteries are sold primarily to the military and to OEMs in industrial markets for use in a variety of applications including radios, emergency radio beacons, search and rescue transponders, pipeline inspection gauges, portable medical devices and other specialty instruments and applications. Military applications for our non-rechargeable HiRate® batteries include: manpack and survival radios, night vision devices, targeting devices, chemical agent monitors and thermal imaging equipment. Our Lithium Thionyl Chloride batteries, sold under our ABLE and Ultralife brands as well as a private label brand, are used in a variety of applications including utility meters, wireless security devices, electronic meters, automotive electronics and geothermal devices. We believe that the chemistry of Lithium batteries provides significant advantages over other currently available non-rechargeable battery technologies. These advantages include: higher energy density, lighter weight, longer operating time, longer shelf life and a wider operating temperature range. Our non-rechargeable batteries also have relatively flat voltage profiles, which provide stable power. Conventional non-rechargeable batteries, such as alkaline batteries, have sloping voltage profiles that result in decreasing power output during discharge. While the price of our Lithium batteries is generally higher than alkaline batteries, the increased energy per unit of weight and volume of our Lithium batteries allow for longer operating times and less frequent battery replacements for our targeted applications.

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

Revenues for this segment for the year ended December 31, 2017 were $69,789 and segment contribution (gross profit) was $19,659.

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications requirements, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle amplifier-adapters (“VAA”), Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems and SATCOM systems. All systems are packaged to meet specific customer needs in rugged enclosures to allow for their use in extreme environments. We market these products to all branches of the U.S. military and foreign defense organizations that we are permitted to sell our products to, as well as, U.S. and international prime defense contractors.

Revenues for this segment for the year ended December 31, 2017 were $15,742 and segment contribution (gross profit) was $6,573.

Corporate

We allocate revenues and cost of sales between the above operating segments. The balance of income and expense, including but not limited to research and development expenses, and selling, general and administrative expenses, are reported as Corporate expenses.

There were no revenues for this category for the year ended December 31, 2017 and our corporate operating expenses were $19,756.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the 2017 Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K for additional information on the expenses referred to above. For information relating to total assets by segment, revenues for the last two years by segment, and contribution by segment for the last two years, see Note 11 in the Notes to Consolidated Financial Statements.

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

In July 2006, we finalized the acquisition of substantially all the assets of McDowell Research, Ltd. (“McDowell”), a manufacturer of military communications accessories located originally in Waco, Texas.  This acquisition, which enhanced our channels into the military communications area and strengthened our presence in global defense markets, was relocated to our Newark, New York facility during the second half of 2007.  In January 2012, we relocated these operations to our Virginia Beach, Virginia facility in order to gain operational efficiencies.

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

In January 2016, we acquired Accutronics Limited (“Accutronics”), a U.K. corporation based in Newcastle-under-Lyme, U.K., a leading independent designer and manufacturer of smart batteries and charger systems for high-performance, feature-laden portable and handheld electronic devices. With a portfolio encompassing custom battery design, development and manufacturing for OEM’s; standard smart batteries, chargers and accessories; and pre-engineered batteries and power solutions for specific applications, Accutronics primarily serves the portable medical device market throughout Europe. Medical applications include digital imaging, ventilators, anesthesia, endoscopy, patient monitoring, cardio pulmonary care, oxygen concentration and aspiration. We acquired Accutronics to advance our strategy of commercial revenue diversification, to expand our geographical penetration, and to achieve revenue growth from new product development. We are experiencing sales synergies between Accutronics and our existing commercial battery business as we cross-sell our existing products and the acquired Accutronics’ products to our respective customer bases.

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

Cylindrical Batteries. Featuring high energy, wide temperature range, long shelf life and operating life, our cylindrical cells and batteries, based on Lithium Manganese Dioxide, Lithium Manganese Dioxide Carbon Monofluoride hybrid and Lithium Thionyl Chloride technologies, represent some of the most advanced Lithium power sources currently available. We market a wide range of cylindrical non-rechargeable Lithium cells and batteries in various sizes under both the Ultralife HiRate and ABLE brands. These include: D, C, 5/4 C, 1/2 AA, 2/3 A, CR123A and other sizes, which are sold individually as well as packaged into multi-cell battery packs, including our leading BA-5390 military battery, an alternative to the competing Li-SO2 BA-5590 battery, and one of the most widely used battery types in the U.S. armed forces for portable applications. Our BA-5390 battery provides 50% to 100% more energy (mission time) than the BA-5590, and it is used in approximately 60 military applications. With the introduction of our Lithium Carbon Monofluoride hybrid chemistry, we now offer a D-cell that has 100% more energy than the competing Li-SO2 D-cell.

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

Communications Systems

Under our McDowell Research and AMTI brands, we design and manufacture a line of communications systems and accessories to support military communications systems, including RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment, man-portable systems and integrated communication systems for fixed or vehicle applications such as vehicle amplifier-adapters and SATCOM systems. We package all systems to meet specific customer needs in rugged enclosures to allow their use in extreme environments.

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

Power Systems. Our power systems include: universal AC/DC power supplies with battery backup for tactical manpack and handheld transceivers; ROVER™ power supplies; interoperable power adapters and chargers; portable power systems and AC to DC power supplies, among many others. We can provide power supplies for virtually all tactical communications devices.

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

A significant portion of our business comes from sales of products and services to the U.S. and foreign governments through various contracts. These contracts are subject to procurement laws and regulations that specify policies and procedures for acquiring goods and services. The regulations also contain guidelines for managing contracts after they are awarded, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. Failure to comply with the procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time. Even if a contract is awarded there is no guarantee that the government will order product under the contract.

We have one major customer, a large defense primary contractor, which comprised 18% and 12% of our revenues in 2017 and 2016, respectively. During the year ended December 31, 2016, another large defense contractor comprised 13% of our sales; however, sales to this customer in 2017 comprised 3% of our sales. There were no other customers that comprised greater than 10% of our total revenues during these years.

In 2017, sales to U.S. and non-U.S. customers were approximately $47,614 and $37,917, respectively. In 2016, sales to U.S. and non-U.S. customers were approximately $45,094 and $37,366, respectively. For more information relating to revenues by country for the last two fiscal years and long-lived assets for the last two fiscal years by country of origin, see Note 11 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

We market our products to defense organizations in the U.S. and other countries. These efforts have resulted in our winning significant contracts. In March 2017, we were awarded a production contract by the U. S. Government’s Defense Logistics Agency for up to five years, with a maximum total potential of $21,400, to provide our BA-5390 non-rechargeable Lithium Manganese Dioxide batteries to the U.S. military. While production deliveries are expected to begin in the first half of 2019, we continue to receive orders for our legacy BA-5390 batteries from the Defense Logistics Agency. In January 2018, we received a $3,348 contract from the Defense Logistics Agency to ship our legacy BA-5390 batteries within one hundred ninety days of the contract date. In October 2017, we were awarded a production contract by the Defense Logistics Agency for five years, with a maximum potential of $49,800, to provide our hybrid lithium manganese dioxide/carbon monofluoride (CFx) non-rechargeable BA-5790 and BA-5795 batteries. Production deliveries under this award are expected to begin in the first half of 2019.

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

At December 31, 2017 and 2016, our backlog related to Battery & Energy Products was approximately $31,000 and $23,100, respectively. The 34% increase in our Battery & Energy Products backlog at December 31, 2017 is primarily due to higher demand for batteries from global medical products OEMs, a large U.S.-based global defense contractor, and government and defense suppliers.  The 2017 backlog is related to orders that are expected to ship throughout 2017.

Communications Systems

We target sales of our communications systems, which include power solutions and accessories to support communications systems such as RF amplifiers, power supplies, power cables, connector assemblies, amplified speakers, equipment mounts, case equipment and integrated communication systems, to military OEMs and U.S. and allied foreign militaries. We sell our products directly and through authorized distributors to OEMs and to defense contractors and U.S. and foreign militaries in the U.S. and internationally. We market our products to defense organizations and OEMs in the U.S. and internationally.

At December 31, 2017 and 2016, our backlog related to Communications Systems orders was approximately $8,100 and $3,000, respectively. The 166% increase in our Communications Systems backlog at December 31, 2017 is mostly a result of a December 2017 $3,900 award to supply our Vehicle Amplifier-Adaptors (“VAA”) to a large global defense contractor, the remaining shipments on an August 2017 $4,700 award to supply our Vehicle Installed Power Enhanced Rifleman Appliqués (“VIPER”) to a large global defense contractor and increased demand for our core products such as our 20-watt amplifiers, universal vehicle adaptors and power supplies.

Patents, Trade Secrets and Trademarks

We rely on licenses of technology as well as our patented and unpatented proprietary information, know-how and trade secrets to maintain and develop our competitive position. Despite our efforts to protect our proprietary information, there can be no assurance that others will neither develop the same or similar information independently nor obtain access to our proprietary information, know-how and trade secrets. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future. We believe, however, that our success depends more on the knowledge, ability, experience and technological expertise of our employees, than on the legal protection that our patents and other proprietary rights may or will afford.

We hold six patents issued in the U.S., two patents issued in Mexico, two patents issued in the European Union, one patent issued in the United Kingdom, one patent issued in China, one patent issued in Japan and have eleven patents pending in the U.S, Europe, Australia, India, and Taiwan. We believe our patents protect technology that makes automated production more cost-effective and protects important competitive features of our products. However, we do not consider our business to be dependent on patent protection.

As part of our employment commencement process, our employees are required to enter into agreements providing for confidentiality of certain information and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and non-solicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment. Nevertheless, the enforceability of such agreements is subject to public policy limitations that vary from state to state and country by country so we cannot assure that they will be enforceable in accordance with their terms, if at all.

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. The following are registered trademarks of ours: Ultralife®, Ultralife Thin Cell®, Ultralife HiRate®, Ultralife & design®, LithiumPower®, LithiumPower & Design®, SmartCircuit®, Smart Circuit®, Smart Circuit & design®, We Are Power®, AMTI®, ABLE™, ACCUTRONICS®, ACCUPRO®, ENTELLION®, Intelligent Power Vault®, McDowell Research® and RPS®.

Manufacturing and Raw Materials

We manufacture our products from raw materials and component parts that we purchase. Our manufacturing facilities in Newark, New York are ISO 9001, ISO 14001, and ISO 13485 certified. Our manufacturing facilities in Shenzhen, China are ISO 9001, ISO 1400 and ISO 13485 certified. Our manufacturing facilities in Virginia Beach, Virginia are ISO 9001certified. Our manufacturing facilities in the United Kingdom are ISO 9001 and ISO 13485 certified.

We expect our future raw material purchases to fluctuate based on global demand of our products, our knowledge regarding the timing of customer orders, the related need to build inventory in anticipation of orders and actual shipment dates.

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

Certain materials used in our products are available only from a single source or a limited number of sources. Additionally, we may elect to develop relationships with a single or limited number of sources for materials that are otherwise generally available. Although we believe that alternative sources are available to supply materials that could replace materials we use and that, if necessary, we would be able to redesign our products to make use of an alternative material, any interruption in our supply from any supplier that serves currently as our sole source could delay product shipments and adversely affect our financial performance and relationships with our customers. Although we have experienced interruptions of product deliveries by sole source suppliers, which have not had a material adverse effect on us, we cannot assure that they would not have an adverse effect on us in the future. All other raw materials we utilize are readily available from many sources.

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

Our Newark, New York facility has the capacity to produce significant volumes of rechargeable batteries, as this operation generally assembles battery packs and chargers and is limited only by physical space and is not constrained by manufacturing equipment capacity which can accommodate significant additional volumes of product. Similarly, our China and United Kingdom facilities also have capacity to produce significant quantities of primary and rechargeable batteries beyond current volumes and are not constrained by manufacturing equipment capacity.

The total carrying value of our Battery & Energy Products inventory, including raw materials, work in process and finished goods, amounted to approximately $16,650 and $13,639 as of December 31, 2017 and 2016, respectively. The year-over-year increase primarily reflects inventory to service our higher backlog at December 31, 2017.

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

The total carrying value of our Communications Systems inventory, including raw materials, work in process and finished goods, amounted to approximately $9,676 and $9,817 as of December 31, 2017 and 2016, respectively.

Research and Development

We concentrate significant resources on research and development activities to improve our technological capabilities and to design new products for customers’ applications. We conduct our research and development in Newark, New York; Virginia Beach, Virginia; Tallahassee, Florida; Newcastle-under-Lyme, United Kingdom and Shenzhen, China. During 2017 and 2016, we expended $5,142 and $6,155, respectively, on research and development, including $405 and $209, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. The year-over-year decrease primarily reflects the timing of development and testing costs associated with the initial shipment of VIPER units in 2016 and discretionary cost reduction actions completed during and subsequent to the second quarter of 2016, including synergies with Accutronics. We expect that research and development expenditures in the future will be fairly consistent with those in 2017, as we anticipate that new product development initiatives will drive our growth. As in the past, we will continue to make funding decisions for our research and development efforts based upon strategic demand for customer applications.

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

The U.S. government sponsors research and development programs, which Ultralife participates in, designed to improve the performance and safety of existing battery systems and to develop new battery systems.

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

National, state and local laws impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and of certain chemicals used in the manufacture of batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities, costs and expenses. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or that such regulations will not have a material adverse effect on our business, financial condition and results of operations. In 2017 and 2016, we spent approximately $175 and $117, respectively, on environmental compliance, including costs to properly dispose of potentially hazardous waste.

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

Corporate

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires public companies to disclose whether tantalum, tin, gold and tungsten, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by a public company and if those elements originated from armed groups in the Democratic Republic of Congo or adjoining countries.  To comply with the Dodd-Frank Act, as implemented by SEC rules, we are required to perform due diligence inquiries of our suppliers to determine whether or not our products contain such minerals and from which countries and source (smelter) the minerals were obtained.  Our annual report on Form SD was filed by the statutory due date of June 1, 2017 for the 2016 calendar year and we continue to utilize appropriate measures with our suppliers in order to better ascertain the origin of the conflict minerals in our products.

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

Employees

As of December 31, 2017, we employed a total of 568 permanent and temporary employees: 33 in research and development, 464 in production and 71 in sales and administration. None of our employees are represented by a labor union.

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

We have one major customer, a large defense primary contractor, which comprised 18% and 12% of our revenues in 2017 and 2016, respectively. During the year ended December 31, 2016, another large defense contractor comprised 13% of our sales; however, sales to this customer in 2017 comprised 3% of our sales. There were no other customers that comprised greater than 10% of our total revenues during these years. While we consider our relationship with our major customer to be good, the reduction, delay or cancellation of orders from this customer or this customer’s insolvency / inability to pay, for any reason, would reduce our revenue and operating income and could materially and adversely affect our business, operating results and financial condition in other ways.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to our battery products, we typically offer warranties against any defects in manufacture or workmanship for a period up to one year from the date of purchase. With respect to our communications systems products, we now offer up to a three-year warranty. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. Excessive warranty claims could have a material adverse effect on our business, financial condition and results of operations.

A decline in demand for products using our batteries or communications systems could reduce demand for our products and/or our products could become obsolete resulting in lower revenues and profitability.

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

The market for our products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles.  Although we believe that our products utilize state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render our technologies and products obsolete or less marketable. Many of the companies with which we compete have substantially greater resources than we do, and some have the capacity and volume of business to be able to produce their products more efficiently than we can.  In addition, these companies are developing or have developed products using a variety of technologies that are expected to compete with our technologies.  Furthermore, we have noted an increase in foreign competition, especially in Asia, over the last several years which tend to compete on price in the battery industry.  If these companies successfully market their products in a manner that renders our technologies obsolete, this would reduce our revenue and operating income and could have other material adverse effects on our business, financial condition and results of operations.

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

Although we develop certain products for new commercial applications, we cannot assure that these new products will be accepted due to the highly competitive nature of the industry. There are many new product and technology entrants into the markets into which we sell our products, and we must continually reassess the markets in which our products can be successful and seek to engage customers in those markets that will adopt our products for use in their products. In addition, these customers must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business and reduce our revenue and operating income.

Breaches in security and other disruptions and/or our ability to prevent or respond to such breeches, could diminish our ability to generate revenues or contain costs and negatively impact our business in other ways.

We face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical and cyber security.  Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations.  The risks of a security breach, cyber attack, cyber intrusion, or disruption, particularly through actions taken by computer hackers, foreign governments and cyber terrorists, have increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.  Although we have acquired and developed systems and processes designed to protect our proprietary or classified information, they may not be sufficient and the failure to prevent these types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, and weaken our results of operations and liquidity.  In 2017, we formed a cyber security executive management committee with oversight responsibility to minimize the risk of breaches.  The committee is presently reviewing all key aspects of cyber security and has engaged outside security consultants to ensure a robust plan is in place.

Reductions or delays in U.S. and foreign military spending could continue to have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenues is derived from contracts with the U.S. and foreign militaries or OEMs that supply the U.S. and foreign militaries. In the years ended December 31, 2017 and 2016, approximately $44,700 or 52% and $41,600 or 50%, respectively, of our revenues were comprised of sales made directly or indirectly to the U.S. and foreign militaries.

While significant gains have been made in commercial markets with our Battery & Energy Products business, we are still highly dependent on sales to U.S. Government customers. The amounts and percentages of our net revenue that were derived from sales to U.S. Government customers, including the Department of Defense, whether directly or through prime contractors, was approximately $35,100 or 41% in 2017 and $33,600 or 41% in 2016. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government or any prime defense contractor could still significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors or suppliers.

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

Due to the high energy inherent in Lithium batteries, our Lithium batteries can pose certain safety risks, including the risk of fire.  We incorporate procedures in research, development, product design, manufacturing processes and the transportation of Lithium batteries that are intended to minimize safety risks, but we cannot assure that accidents will not occur or that our products will not be subject to recall for safety concerns.  Although we currently carry insurance policies which cover loss of the plant and machinery, leasehold improvements, inventory and business interruption, any accident, whether at the manufacturing facilities or from the use of the products, may result in significant production delays or claims for damages resulting from injuries or death.  While we maintain what we believe to be sufficient casualty liability coverage to protect against such occurrences, these types of losses could reduce our available cash and our operating and net income and have other material adverse effects on our business, financial condition and results of operation.

Any impairment of goodwill and indefinite-lived intangible assets, and other intangible assets, could negatively impact our results of operations.

Our goodwill and indefinite-lived intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and other indefinite-lived intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and other indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated results of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. There is a possibility that our goodwill and other intangible assets could be impaired should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or accelerated amortization of other intangible assets could have a negative impact, although not affecting cash, on our results of operations.

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

We maintain manufacturing operations in North America, Europe and China, and we export products to various countries. We purchase materials and sell our products in foreign currencies, and therefore currency fluctuations may impact our pricing of products sold and materials purchased. While the percentage of our business with customers outside of the U.S. slightly declined in 2017, sales to such customers still make up a significant percentage of our total revenues. For example, in 2017, 44% our sales were to customers outside of the U.S. as compared to 45% in 2016. A future strengthening of the U.S. Dollar relative to our customers’ currencies could make our products relatively more expensive to them, and may adversely affect our sales levels and reduce profitability. In addition, our United Kingdom and China subsidiaries maintain their books in local currency and the translation of the subsidiary financial statements into U.S. dollars for our consolidated financial statements could have an adverse effect on our consolidated financial results due to changes in local currency value relative to the U.S. dollar. Accordingly, currency fluctuations could have a material adverse effect on our business, financial condition and results of operations by increasing our expenses and reducing our income. Finally, we maintain certain domestic U.S. cash balances denominated in foreign currencies, and the U.S. dollar equivalent of these balances fluctuates with changes in the foreign exchange rates between these currencies and the U.S. dollar.

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

We believe our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. However, we claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. We have had patents issued and have patent applications pending in the U.S. and elsewhere. We cannot assure (1) that patents will be issued from any of these pending applications, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology, (2) that any patents issued to us will not be challenged, invalidated or circumvented, or (3) as to the degree or adequacy of protection any patents or patent applications may or will afford. Further, if we are found to be infringing third party patents, we cannot assure that we will not be subjected to significant damages or will be able to obtain licenses with respect to such patents on acceptable terms, if at all. The failure to obtain necessary licenses could delay product shipments or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of products.

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

Our ability to use our net operating loss carryforwards in the future may be limited, which could increase our tax liabilities and reduce our cash flow and net income.

At December 31, 2017, we had approximately $70,000 of U.S. and $13,000 of U.K. net operating loss carryforwards (“NOLs”) and $2,000 of U.S. tax credit carryforwards available to offset future taxable income.  We continually assess the carrying value of these assets based on the relevant accounting standards.  The U.S. NOLs of $70,000 expire beginning in 2019 through 2034.  As of December 31, 2017, we reflected a full valuation allowance against our deferred tax assets to the extent they are not able to be offset by future reversing temporary differences.  As we continue to assess the realizability of our deferred tax assets, the amount of the valuation allowance could be reduced.  Achieving our business plan targets, particularly those relating to revenue and profitability, is integral to our assessment regarding the recoverability of our deferred tax assets.   The reduction of all or a portion of the valuation allowance could result in a significant one-time benefit to earnings followed in subsequent periods by an increase in our effective tax rate and increases in tax liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, we own two buildings in Newark, New York comprising approximately 250,000 square feet, which serve operations primarily in the Battery & Energy Products operating segment. Our corporate headquarters are located in our Newark, New York facility. We also lease approximately 97,000 square feet in two buildings on one campus in Shenzhen, China and approximately 25,000 square feet in six buildings in a contiguous area in Newcastle-under-Lyme, United Kingdom, which serve operations in the Battery & Energy Products operating segment. The Shenzhen, China campus location includes a dormitory facility. We lease approximately 32,500 square feet in a facility in Virginia Beach, Virginia, which serves operations in the Communications Systems operating segment. We also lease sales and administrative offices, as well as manufacturing and production facilities, in India, which serve operations in the Battery & Energy Products operating segment. Our research and development efforts for our Battery & Energy Products are conducted at our Newark, New York, Newcastle-under-Lyme, United Kingdom and Shenzhen, China facilities, while our research and development efforts for our Communications Systems products are conducted in Tallahassee, Florida and at our facility in Virginia Beach, Virginia. We believe that our facilities are adequate and suitable for our current needs. However, we may require additional manufacturing and administrative space if demand for our products and services grows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Ultralife’s common stock is listed on the NASDAQ Global Market under the symbol “ULBI.”

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2016 and 2017:

	Closing Sales Prices
	High	Low
2016:
Quarter ended March 27, 2016	$6.51	$4.95
Quarter ended June 26, 2016	$5.85	$3.76
Quarter ended September 25, 2016	$5.05	$3.95
Quarter ended December 31, 2016	$5.05	$3.92

2017:
Quarter ended April 2, 2017	$5.90	$4.93
Quarter ended July 2, 2017	$7.20	$5.25
Quarter ended October 1, 2017	$7.45	$6.30
Quarter ended December 31, 2017	$7.70	$6.00

Holders

As of February 7, 2018, there were approximately 3,200 registered holders of record of our common stock.

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

We report our results in two operating segments: Battery & Energy Products and Communications Systems. The Battery & Energy Products segment includes Lithium 9-volt, cylindrical, thin cell and various other non-rechargeable batteries, in addition to rechargeable batteries, uninterruptable power supplies, charging systems and accessories, such as cables. The Communications Systems segment includes RF amplifiers, power supplies, cable and connector assemblies, amplified speakers, equipment mounts, case equipment, integrated communication systems for fixed or vehicle applications and communications and electronics systems design. We believe that reporting performance at the gross profit level is the best indicator of segment performance. As such, we report segment performance at the gross profit level and operating expenses as Corporate charges.

We continually evaluate ways to grow, including opportunities to expand through mergers, acquisitions and joint ventures, which can broaden the scope of our products and services, expand operating and market opportunities and provide the ability to enter new lines of business synergistic with our portfolio of product offerings.

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

Consolidated revenues increased by $3,071 or 3.7% to $85,531 for the year ended December 31, 2017 compared to $82,460 for the year ended December 31, 2016. During 2017, we experienced revenue growth of 7.8% for our Battery & Energy products business and a revenue decline of 11.1% for our Communications Systems business. This 2017 performance reflected a $3,167 or 7.6% increase in sales to government and defense customers and a $96 or 0.2% decrease in sales to our commercial customers. The increase in government and defense sales reflects higher U.S. and international demand for our military batteries and chargers which increased $5,132 or 21.3% in 2017 and higher demand for our core Communications Systems products such as 20-watt amplifiers, universal vehicle adaptors and power supplies which increased $5,431 or 73.3% in 2017. These increases were partially offset by a year-over-year decrease of $7,396 in shipments of our Vehicle Installed Power Enhanced Rifleman Appliqué (“VIPER”) systems to fulfill contracts awarded in 2016 and 2017. The slight decline in our commercial business was due primarily to timing differences in medical sales and the impact of the weaker U.S. Dollar on certain export sales. Despite unfavorable currency fluctuations, sales for Accutronics increased by 5.1% in 2017.

Gross margin increased to 30.7% for the year ended December 31, 2017, as compared to 30.4% for the year ended December 31, 2016. The 30 basis point increase was due primarily to product mix in our Communications Systems business segment, which was more heavily weighted towards our core products.

Operating expenses decreased by $1,589 or 7.4% to $19,756 during the year ended December 31, 2017, compared to $21,345 during the year ended December 31, 2016. This decrease was due primarily to strict control over discretionary spending, while focusing on the development of new products and revenue growth. Operating expenses as a percentage of revenues decreased 270 basis points from 25.9% in 2016 to 23.2% in 2017 due to the combination of higher revenues and lower expenses in 2017.

Income tax benefit was $1,369 million for the year ended December 31, 2017, compared to expense of $98 for the year ended December 31, 2016. As a result of the Tax Cuts and Jobs Act, a one-time, non-cash tax benefit of $1,939 was included in our 2017 results upon the revaluation, at the newly enacted 21% Federal tax rate, of deferred tax liabilities relating to book-to-tax differences on goodwill and indefinite-lived intangible assets.

Net income attributable to Ultralife for 2017 was $7,648, which includes the one-time, non-cash tax benefit of $1,939, compared to $3,509 for the year ended December 31, 2016. Reported earnings per share for 2017 of $0.49 per basic share ($0.48 per diluted share) includes $0.37 from our operating performance compared to $0.23 per basic share ($0.23 per diluted share) for 2016, plus $0.12 related to the tax benefit.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, plus/minus expenses/income that we do not consider reflective of our continuing operations, amounted to $9,594 for the year ended December 31, 2017 compared to $7,502 for the prior period. See the section “Adjusted EBITDA” beginning on page 29 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

As a result of careful working capital management and cash generated from operations, our liquidity remains solid with total cash of $18,330, an increase of $7,624 from the cash position of $10,706 as of December 31, 2016. The increase primarily reflects our favorable operating performance, partially offset by an increase in inventory to help service our increased backlog in 2018. We had no debt as of December 31, 2017 or December 31, 2016.

For 2017, we achieved our stated goal of generating profitable growth, increasing operating income by 72% on a 4% gain in revenue.  As a result of the actions taken in 2017 to lay the foundation for new revenue contributions in 2018, we are starting the year with a higher backlog than last year.  The combination of new revenue opportunities and continued disciplined execution of our business model places us in an excellent position to extend our track record of profitable growth.

Results of Operations

Year Ended December 31, 2017 Compared With the Year Ended December 31, 2016:

	Year Ended December 31,		Increase/
	2017	2016	(Decrease)
Revenues:
Battery & Energy Products	$69,789	$64,753	$5,036
Communications Systems	15,742	17,707	(1,965)
Total	85,531	82,460	3,071
Cost of Products Sold:
Battery & Energy Products	50,130	45,173	4,957
Communications Systems	9,169	12,179	(3,010)
Total	59,299	57,352	1,947
Gross Profit:
Battery & Energy Products	19,659	19,580	79
Communications Systems	6,573	5,528	1,045
Total	26,232	25,108	1,124
Operating Expenses	19,756	21,345	(1,589)
Operating Income	6,476	3,763	2,713
Other Expense, Net	181	183	2
Income Before Taxes	6,295	3,580	2,715
Income Tax (Benefit) Provision	(1,369)	98	(1,467)
Net Income	7,664	3,482	4,182
Net Income (Loss) Attributable to Non-Controlling Interest	16	(27)	43
Net Income Attributable to Ultralife	$7,648	$3,509	$4,139
Net Income Attributable to Ultralife Common Shares – Basic	$0.49	$0.23	$0.26
Net Income Attributable to Ultralife Common Shares – Diluted	$0.48	$0.23	$0.25

Weighted Average Shares Outstanding –Basic	15,528,000	15,261,000	267,000
Weighted Average Shares Outstanding – Diluted	15,858,000	15,405,000	453,000

Revenues. Total revenues for the year ended December 31, 2017 amounted to $85,531, an increase of $3,071, or 3.7% from the $82,460 reported for the year ended December 31, 2016.

Battery & Energy Products revenues increased $5,036, or 7.8%, for the year ended December 31, 2017. Government and defense sales of this business increased 21.5% from 2016 and now comprise 41.6% of total segment sales versus 36.9% last year. The increase reflects the higher overall demand for batteries and chargers across our U.S. and international customer base. Commercial revenues of this business decreased .2% from 2016 and now comprise 58.4% of total segment sales versus 63.1% last year. The year-over-year decrease primarily resulted from timing differences in medical sales, including large shipments in the fourth quarter of 2016 to stock a large global medical OEM under an ongoing master supply agreement, and the impact of currency fluctuations on some export sales. The reduction in 2017 was not fully offset by a 5.1% increase in medical sales by Accutronics and a 4.3% increase across our expanding commercial customer base.

Communications Systems revenues decreased $1,965 or 11.1% for the year ended December 31, 2017. Revenues attributable to fulfillment of orders through an OEM to the U.S. Army of the Vehicle Installed Power Enhanced Riflemen Appliqué (“VIPER”) were $2,895 in 2017 compared to $10,291 in 2016. Excluding the VIPER shipments, sales of core amplifiers and integrated solutions products increased $5,431 or 73.3% in 2017 driven by increased demand for our core products such as our 20-watt amplifiers, universal vehicle adaptors and power supplies.

Our order backlog at December 31, 2017 was $39,086, an increase of $12,912 or 49.3% from the backlog at December 31, 2016, which was $26,174. For our Battery & Energy Products business, the backlog increased by $7,876 or 34.0% to $31,013 from $23,137 primarily due to higher demand for medical products. For our Communications Systems business, the backlog increased by $5,036 or 165.8% to $8,973 from $3,037 resulting primarily from the award of a $3,900 order to supply our Vehicle Amplifier-Adaptor (“VAA”) through a large global defense supplier for the U.S. Army’s Security Force Assistance Brigades (SFABs) and the completion of shipments under a 2017 VIPER award.

Cost of Products Sold and Gross Profit.   Cost of products sold for the year ended December 31, 2017 increased $1,947, or 3.4%, from the year ended December 31, 2016. Consolidated cost of products sold as a percentage of total revenue decreased from 69.6% for the year ended December 31, 2016 to 69.3% for the year ended December 31, 2017. Correspondingly, consolidated gross margin was 30.7% for the year ended December 31, 2017, compared with 30.4% for the year ended December 31, 2016. The 30 basis point improvement in gross margin is due primarily to product mix in our Communications Systems business segment, which was more heavily weighted towards our high value proposition core products.

For our Battery & Energy Products segment, the cost of products sold increased $4,957 or 11.0%, from the year ended December 31, 2016. Battery & Energy Products’ gross profit for 2017 was $19,659 or 28.2% of revenues, an increase of $79 or 0.4% from gross profit of $19,580, or 30.2% of revenues, for 2016. As a result, Battery & Energy Products’ gross margin as a percentage of revenues decreased for the year ended December 31, 2017 by 200 basis points over the prior year, reflecting product mix, including a larger concentration of government and defense sales compared to the prior year, as well as non-recurring incremental supply chain and logistics fees experienced in 2017.

For our Communications Systems segment, the cost of products sold decreased by $3,010 or 24.7% from the year ended December 31, 2016. Communications Systems’ gross profit for the year ended December 31, 2017 was $6,573 or 41.8% of revenues, an increase of $1,045 or 18.9% from gross profit of $5,528 or 31.2% of revenues, for the year ended December 31, 2016. The 1,060 basis points increase in gross margin as a percentage of revenue during 2017 is due to sales product mix primarily related to the higher sales of core products.

Operating Expenses. Total operating expenses for the year ended December 31, 2017 decreased $1,589 or 7.4% from the year ended December 31, 2016. This decrease was primarily attributable to strict control over non-revenue related discretionary spending, while focusing on the development of new products and revenue growth.

Overall, operating expenses as a percentage of revenues were 23.1% for the year ended December 31, 2017 compared to 25.9% for the comparable 2016 period. Amortization expense associated with intangible assets related to our acquisitions decreased to $422 for the year ended December 31, 2017 ($257 in selling, general and administrative expenses and $165 in research and development costs) from $503 for the year ended December 31, 2016 ($303 in selling, general and administrative expenses and $200 in research and development costs). Research and development costs were $4,737 in 2017, a decrease of $1,209 or 20.3%, from $5,946 reported in 2016. The decrease primarily reflects the timing of development and testing costs associated with the initial shipment of VIPER units in 2016 and discretionary cost reduction actions completed during and subsequent to the second quarter of 2016, including synergies with Accutronics. Selling, general, and administrative expenses decreased $380 or 2.5%, from $15,399 for the year ended December 31, 2016 to $15,019 for the year ended December 31, 2017. The decrease is attributable to the absence of one-time costs incurred to complete the acquisition of Accutronics in January 2016 and discretionary cost reductions.

Other Income (Expense). Other income (expense) totaled ($181) for the year ended December 31, 2017 compared to ($183) for the year ended December 31, 2016. Interest and financing expense, net of interest income, decreased $80 to $183 for 2017 from $263 for 2016, as a result of one-time costs of $48 associated with the acquisition of Accutronics in 2016 and more favorable terms of our Revolving Credit Agreement which was executed on May 31, 2017. Miscellaneous income (expense) amounted to $2 for 2017 compared with $80 for 2016, primarily due to transactions impacted by foreign currency fluctuation between the U. S. Dollar, Pound Sterling and Euro.

Income Taxes. We recorded a tax benefit of $1,369 for the year ended December 31, 2017 compared to a tax provision of $98 for the year ended December 31, 2016. As a result of the Tax Cuts and Jobs Act, a one-time, non-cash tax benefit of $1,939 was included in our 2017 results upon the revaluation, at the newly enacted 21% Federal tax rate, of deferred tax liabilities relating to book-to-tax differences on goodwill and certain other indefinite-lived intangible assets. Excluding this benefit, the tax provision for 2017 would have been $570 primarily reflecting the income generated by our foreign operations and the recognition of deferred tax liabilities generated from the amortization of goodwill and certain other indefinite-lived intangible assets for tax purposes that cannot be predicted to reverse for book purposes. The year-over-year decrease is primarily attributable to tax benefit associated with the Tax Cuts and Jobs Act, which more than offset higher 2017 taxes on foreign earnings and the 2016 reversal of an excess accrual of income taxes from prior years. The effective consolidated tax rates for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017		2016
Income Before Income Taxes (a)	$6,295		$3,580
Income Tax Benefit (b)	(1,369)		98
Effective Rate (b) / (a)	(21.8%	)	2.7%

In 2017 and 2016, in the U.S. and for certain past operations in the U.K., we continue to report a valuation allowance for our net operating loss carryforwards and other deferred tax assets that cannot be offset by reversing temporary differences.  The recognition of a valuation allowance is based on an assessment of all available evidence, both positive and negative, weighted based on objective verifiability.  The assessment of the realizability of the U.S. deferred tax assets was based on a number of factors including our history of operating losses prior to 2015, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. The use of our U.K. NOL carryforwards may be limited due to the change in the past U.K. operations.  Based on our assessment of all available evidence and its weighting based on objective verifiability, we concluded that the realizability of these deferred tax assets is not more likely than not.  In both 2017 and 2016, we have not recognized a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets and anticipate a full or partial reversal of the valuation allowance in future periods. (See Notes 1 and 9 in the Notes to Consolidated Financial Statements for additional information.)

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $7,648, which includes the $1,939 tax benefit, compared to $3,509 for the year ended December 31, 2016. Reported earnings per share for 2017 of $0.49 per basic share ($0.48 per diluted share) includes $0.37 from our operating performance compared to $0.23 per basic share ($0.23 per diluted share) for 2016, plus $0.12 related to the tax benefit. Average common shares outstanding used to compute diluted earnings per share increased from 15,405,000 in the 2016 period to 15,858,000 in the 2017 period, mainly due to the increase in the weighted average stock from $4.73 for 2016 to $6.42 for 2017 and the resulting impact on the treasury method used to calculate dilutive shares.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only on a supplemental basis. Adjusted EBITDA is calculated as follows for the periods presented:

	Years ended December 31,
	2017	2016
Net Income Attributable to Ultralife	$7,648	$3,509
Add:
Interest Expense, Net	183	263
Income Tax (Benefit) Provision	(1,369)	98
Depreciation and Amortization of Financing Fees	2,057	2,294
Amortization of Intangible Assets	422	503
Stock-Based Compensation Expense	653	710
Non-Cash Purchase Accounting Adjustment	-	96
Loss on Asset Disposal and Other	-	29
Adjusted EBIDTA	$9,594	$7,502

Liquidity and Capital Resources

Cash Flows and General Business Matters

As of December 31, 2017, cash totaled $18,330 (including restricted cash of $99), an increase of $7,624 from the beginning of the year primarily attributable to the Company’s operating performance.  During the year ended December 31, 2017, we generated $7,270 of cash from operating activities as compared to $7,653 of cash for the year ended December 31, 2016, a decrease of $383.  In 2017, the cash generated from operating activities was a result of our net income of $7,664 plus an add-back of $1,463 for non-cash expenses of depreciation, amortization, and stock-based compensation, partially offset by a $1,669 net deferred tax benefit primarily attributable to a one-time benefit of $1,939 relating to the revaluation of deferred tax liabilities on goodwill and certain other indefinite-lived intangible assets upon enactment of the Tax Cuts and Jobs Act . Working capital changes of $1,857 partially offset the operating cash generated, due mainly to an increase in inventory to service the year-over-year increase in backlog.  In 2016, the cash generated from operating activities resulted from our net income of $3,482 plus an add-back of $3,536 for non-cash expenses of depreciation, amortization, and stock-based compensation. Working capital changes accounted for $635 of the operating cash generation, due mainly to a decrease in inventory.

We used $1,392 in cash for investing activities during 2017 compared with $11,076 in cash used for investing activities in 2016. Cash paid for capital expenditures totaled $1,392 and $1,219 in 2017 and 2016, respectively. The year-over-year increase in cash paid for capital expenditures was due primarily to the 2017 payment for automation equipment pertaining to our Battery & Energy Products business. The Company acquired Accutronics in 2016 utilizing cash of $11,161, which was partially offset by the cash acquired from Accutronics of $1,304.

We generated $1,403 in cash from financing activities during 2017, compared to a use of $173 in cash for financing activities during 2016. We received $1,429 and $460 in 2017 and 2016, respectively, in funds from the issuance of common stock in connection with the exercise of stock options by our employees. In 2017 and 2016, we used $26 and $28, respectively, for tax withholdings related to stock-based awards. In 2016, we spent $607 to repurchase treasury stock under the Company’s Share Repurchase Program, which was concluded in June of that year.

Although we carry a full reserve for our deferred tax asset as of both December 31, 2017 and 2016, we continue to have significant U.S. NOLs available to utilize as an offset to taxable income. As of December 31, 2017, none of our U.S. NOLs have expired. See Note 9 in our Notes to the Consolidated Financial Statements for additional information.

As of December 31, 2017, we had made commitments to purchase approximately $1,392 of production machinery and equipment, which we expect to fund through operating cash flows.

In January 2016, we acquired Accutronics Limited (“Accutronics”) as disclosed in Note 2 to our Consolidated Financial Statements.  The purchase price of £7,708 (approximately $11,200) was funded out of our cash.  Based on operating cash flows and working capital management, including reductions in discretionary spending and further reductions of inventory, a large portion of the cash used was restored over the course of 2016 and 2017.

Debt and Lease Commitments

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

The Credit Facility provides the Company with an aggregate of up to $30,000 of loan and letter of credit availability determined based on a borrowing base formula. The Company had available borrowings of approximately $30,000 under the Credit Facility at December 31, 2017. The Company may use advances under the Credit Facility for general working capital purposes, to reimburse drawings under letters of credit and to fund capital expenditures and acquisitions, all subject to the terms of the Credit Agreement. The Company had no amounts drawn under the Prior Credit Agreement at the time of its expiration and has not borrowed under the Credit Facility.

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

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of December 31, 2017.

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

As of December 31, 2017, we had no outstanding balance under the Credit Facility and no outstanding letters of credit related to the Credit Facility.

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

Revenue Recognition:

Product Sales – In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on date of delivery. We make a provision at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped. For products shipped under vendor managed inventory arrangements, revenue is recognized when the product is consumed by the customer, at which point title has transferred and there are no further obligations by the Company.

Deferred Revenue - For each source of revenues, we defer recognition if: (i) evidence of an agreement does not exist, (ii) delivery or service has not occurred, (iii) the selling price is not fixed or determinable, or (iv) collectability is not reasonably assured.

Valuation of Inventory:

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. Our inventory includes raw materials, work in process and finished goods. We record provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The factors that contribute to inventory valuation risks are our purchasing practices, material and product obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see Item 1A – Risk Factors for further information on foreign regulations). We manage our exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease in gross margins.

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

Environmental Issues:

Environmental expenditures, if any, that relate to current operations, are generally expensed. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

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

The Company changed the date of its annual impairment test in 2017 from December 31 to the first day of the fourth quarter. The change was made for administrative purposes and did not materially impact the estimated fair values.

We conducted our annual impairment tests for goodwill and other indefinite-lived intangible assets as of October 1, 2017. For 2017, we identified four goodwill reporting units. We performed a quantitative impairment test of goodwill using a discounted cash flow model and concluded that the fair value of each reporting unit exceeded its respective carrying value. To estimate the fair value of the reporting units, we used significant estimates and judgments, including an assessment of our future revenue prospects, revenue growth rates and profit margins based on internal forecasts, industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples. We performed a quantitative impairment test of each of our four trademarks as of October 1, 2017 using the relief from royalty method and concluded that the fair value of each trademark exceeded its carrying value. Significant estimates and judgments included an assessment of our future revenue prospects, industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and royalty rates based on external market data. Based on the results of our quantitative impairment tests, and consideration of qualitative factors, no impairments were identified. There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in our internal forecasts and other assumptions we use in our impairment analysis.

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

In 2017 and 2016, in the U.S. and certain operations in the U.K., we continued to report a valuation allowance for our deferred tax assets that we believe cannot be offset by reversing temporary differences because based on past history, it is more likely than not that we would not be able to utilize our U.S. and U.K. net operating losses (“NOLs”) that have accumulated over time. The recognition of a valuation allowance on our deferred tax assets resulted from our evaluation of all available evidence, both positive and negative. The assessment of the realizability of the NOLs was based on a number of factors including our history of net operating losses prior to 2015, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate.  We concluded that these historical factors represent sufficient negative evidence and have concluded that we should continue to record a full valuation allowance at December 31, 2017. We currently carry a deferred tax asset in China that we have determined does not require a valuation allowance as it is more likely than not to be fully realized. We continually assess the carrying value of this asset based on relevant accounting standards.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ultralife Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultralife Corporation (the Company) and its subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, change in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Freed Maxick, CPAs, P.C.

We have served as the Company's auditor since 2016.

Rochester, New York

February 8, 2018

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$18,241	$10,629
Restricted Cash	89	77
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $292 and $277, Respectively	14,657	13,179
Inventories, Net	26,326	23,456
Prepaid Expenses and Other Current Assets	2,603	2,079
Total Current Assets	61,916	49,420
Property, Equipment and Improvements, Net	7,570	7,999
Goodwill	20,458	19,965
Other Intangible Assets, Net	7,085	7,194
Deferred Income Taxes	32	94
Security Deposits and Other Non-Current Assets	125	72
Total Assets	$97,186	$84,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,787	$7,292
Accrued Compensation and Related Benefits	2,413	1,258
Accrued Expenses and Other Current Liabilities	2,871	2,606
Income Taxes Payable	168	172
Total Current Liabilities	14,239	11,328
Deferred Income Taxes	3,867	5,538
Other Non-Current Liabilities	31	18
Total Liabilities	18,137	16,884

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred Stock – Par Value $.10 Per Share; Authorized 1,000,000 Shares; None Issued	-	-
Common Stock – Par Value $.10 Per Share; Authorized 40,000,000 Shares;
Issued – 19,670,928 Shares and 19,324,723 Shares, Respectively;
Outstanding – 15,651,217 Shares and 15,308,971 Shares, Respectively	1,966	1,932
Capital in Excess of Par Value	180,211	178,163
Accumulated Deficit	(82,894)	(90,542)
Accumulated Other Comprehensive Loss	(1,611)	(3,080)
Treasury Stock - at Cost; 4,019,711 Shares and 4,015,752 Shares at December 31, 2017 and 2016, respectively	(18,469)	(18,443)
Total Ultralife Corporation Equity	79,203	68,030
Non-Controlling Interest	(154)	(170)
Total Shareholders’ Equity	79,049	67,860

Total Liabilities and Shareholders' Equity	$97,186	$84,744

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016

Revenues	$85,531	$82,460
Cost of Products Sold	59,299	57,352
Gross Profit	26,232	25,108

Operating Expenses:
Research and Development	4,737	5,946
Selling, General and Administrative	15,019	15,399
Total Operating Expenses	19,756	21,345

Operating Income	6,476	3,763

Other Expense (Income):
Interest and Financing Expense	183	263
Miscellaneous	(2)	(80)
Income Before Income Taxes	6,295	3,580
Income Tax (Benefit) Provision	(1,369)	98

Net Income	7,664	3,482

Net Income (Loss) Attributable to Non-Controlling Interest	16	(27)

Net Income Attributable to Ultralife Corporation	7,648	3,509

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,469	(2,173)

Comprehensive Income Attributable to Ultralife Corporation	$9,117	$1,336

Net Income Per Share Attributable to Ultralife Corporation Common Shareholders – Basic:	$.49	$.23

Net Income Per Share Attributable to Ultralife Corporation Common Shareholders – Diluted:	$.48	$.23

Weighted Average Shares Outstanding – Basic	15,528	15,261
Weighted Average Shares Outstanding – Diluted	15,858	15,405

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

			Capital	Accumulated
	Common Stock		in Excess	Other			Non-
	Number of		of Par	Comprehensive	Accumulated	Treasury	Controlling
	Shares	Amount	Value	Income (Loss)	Deficit	Stock	Interest	Total

Balance – December 31, 2015	19,181,815	$1,918	$177,007	$(907)	$(94,051)	$(17,808)	$(143)	$66,016

Purchases of Stock						(635)		(635)
Vesting of Restricted Shares	15,900	2	(2)					-
Stock Option Exercises	127,008	12	448					460
Stock-Based Compensation - Stock Options			676					676
Restricted Stock			34					34
Foreign Currency Translation Adjustments				(2,173)				(2,173)
Net Income					3,509		(27)	3,482

Balance – December 31, 2016	19,324,723	$1,932	$178,163	$(3,080)	$(90,542)	$(18,443)	$(170)	$67,860

Purchases of Stock						(26)		(26)
Vesting of Restricted Shares	12,900	1	(1)					-
Stock Option Exercises	333,305	33	1,396					1,429
Stock-Based Compensation - Stock Options			642					642
Restricted Stock			11					11
Foreign Currency Translation Adjustments				1,469				1,469
Net Income					7,648		16	7,664

Balance – December 31, 2017	19,670,928	$1,966	$180,211	$(1,611)	$(82,894)	$(18,469)	$(154)	$79,049

 The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars In Thousands)

	Years ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net Income	$7,664	$3,482
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	2,005	2,223
Amortization of Intangible Assets	422	503
Amortization of Financing Fees	52	71
Stock-Based Compensation	653	710
Loss on Long-Lived Asset Disposals	-	29
Deferred Income Tax Expense	(1,669)	135
Provision for allowance for doubtful accounts	(5)	(24)
Changes in operating assets and liabilities:
Accounts Receivable	(1,295)	(667)
Inventories	(2,537)	1,981
Prepaid Expenses and Other Assets	(673)	730
Income taxes receivable and payable	(8)	(158)
Accounts Payable and Other Liabilities	2,661	(1,362)
Net Cash Provided by Operating Activities	7,270	7,653

INVESTING ACTIVITIES:
Cash Paid for Property, Equipment and Improvements	(1,392)	(1,219)
Acquisition of Accutronics, Net of Cash Acquired	-	(9,857)
Net Cash Used in Investing Activities	(1,392)	(11,076)

FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,429	460
Tax Withholdings on Stock-Based Awards	(26)	(28)
Cash Paid to Repurchase Treasury Stock	-	(607)
Proceeds from Debt Borrowings	-	3,030
Payments of Debt Borrowings	-	(3,030)
Net Cash Provided by (Used in) Financing Activities	1,403	(175)

Effect of Exchange Rate Changes on Cash	331	(166)

INCREASE (DECREASE) IN CASH	7,612	(3,764)

Cash, Beginning of Year	10,629	14,393
Cash, End of Year	$18,241	$10,629

Supplemental Cash Flow Information:
Construction in Process in Accounts Payable	$87	$83
Income Taxes Paid	$345	$273
Interest Paid	$102	$179

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

Certain items previously reported in specific financial statement captions are reclassified to conform to the current presentation. There were no material reclassifications for the years ended December 31, 2017 and 2016.

e.	Cash

Our cash balances may at times exceed federally insured limits.  We have not experienced any losses in these accounts and believe we are not exposed to any significant risk with respect to cash.

f.	Accounts Receivable and Allowance for Doubtful Accounts

We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. We maintain reserves for potential credit losses based upon our loss history and specific receivables aging analysis. Receivable balances are written off when collection is deemed unlikely. Allowance for doubtful accounts was $292 and $277 for the years ended December 31, 2017 and 2016, respectively.

g.	Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

h.	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. Estimated useful lives are as follows (in years):

Buildings	10	–	20
Machinery and Equipment	5	–	10
Furniture and Fixtures	3	–	10
Computer Hardware and Software	3	–	5
Leasehold Improvements	Lesser of useful life or lease term

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

The financial statements of our foreign subsidiaries are translated from the functional currency into U.S. dollar equivalents, with translation adjustments recorded as the sole component of accumulated other comprehensive loss on the balance sheets. Exchange gains and (losses) relate to foreign currency transactions and balances denominated in currencies other than the functional currency included in net income for the years ended December 31, 2017 and 2016 were $(10) and $86, respectively.

k.	Revenue Recognition

Product Sales – In general, revenues from the sale of products are recognized when products are shipped. When products are shipped with terms that require transfer of title upon delivery at a customer’s location, revenues are recognized on the date of delivery. We will make a provision at the time the revenue is recognized for warranty costs expected to be incurred. Customers, including distributors, do not have a general right of return on products shipped. For products shipped under vendor managed inventory arrangements, revenue is recognized when the product is consumed by the customer, at which point title has transferred and there are no further obligations by the Company.

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

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Such expenses amounted to $26 and $32 for the years ended December 31, 2017 and 2016, respectively.

o.	Research and Development

Research and development expenditures are charged to operations as incurred. The majority of research and development expenses pertain to salaries and benefits, developmental supplies, depreciation and other contracted services. During 2017 and 2016, we expended $5,142 and $6,155, respectively, on research and development, including $405 and $209, respectively, on customer sponsored research and development activities, which are included in cost of goods sold. We recognized $405 and $209 of revenue relating to these activities during 2017 and 2016, respectively.

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

A valuation allowance is required when it is more likely than not that the recorded value of a deferred tax asset will not be realized. As of December 31, 2017, we continued to recognize a valuation allowance in the U.S. and certain U.K. operations on our net deferred tax assets to the extent that temporary tax differences and the U.S. and U.K. net operating loss and tax credit carryforwards resulting in the deferred tax asset are not able to be offset by future reversing temporary differences. The assessment of the realizability of the U.S. NOL was based on a number of historical factors including, our history of net operating losses prior to 2015, our historical operating volatility, our historical inability to accurately forecast earnings for future periods, and the continued uncertainty of the general business climate as of the end of 2017. We concluded that these historical factors represent sufficient negative evidence and have concluded that we should record a full valuation allowance against these net deferred tax assets. We also recorded a full valuation allowance on our net deferred tax asset for the year ended December 31, 2016.

r.	Concentration Related to Customers and Suppliers

During the year ended December 31, 2017, we had one major customer, a large defense primary contractor, which comprised 18% and 12% of our revenues in 2017 and 2016, respectively. During the year ended December 31, 2016, another large defense primary contractor comprised 13% of our sales; however, sales to this customer in 2017 comprised 3% of our sales. There were no other customers that comprised greater than 10% of our total revenues during these years.

Currently, we do not experience significant seasonal trends in our revenues. Since a significant portion of our revenues are based on purchases from U.S. and allied country defense departments, the timing of our sales could be impacted by delays in the government budget process and the decisions to deploy resources to support military purchases of our products.

We generally do not distribute our products to a concentrated geographical area nor is there a significant concentration of credit risks arising from individuals or groups of customers engaged in similar activities, or who have similar economic characteristics. While direct and indirect sales to the U.S. Department of Defense have been substantial during 2017 and 2016, we do not consider this customer to be a significant credit risk. We do not normally obtain collateral on trade accounts receivable.

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

The fair value of financial instruments approximated their carrying values at December 31, 2017 and 2016. The fair value of cash, trade accounts receivable, trade accounts payable, and accrued liabilities approximates carrying value due to the short-term nature of these instruments.

t.	Earnings Per Share

Basic earnings per share is computed by dividing net income or loss attributable to Ultralife Corporation by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, if any, applying the treasury stock method. Diluted earnings per share in 2017 include 1,035,711 outstanding in-the-money stock options that add 330,676 shares to the number of shares outstanding. Diluted earnings per share in 2016 include 1,238,804 outstanding in-the-money stock options that add 135,458 shares to the number of shares outstanding, and include 15,900 restricted stock units that add 9,538 shares outstanding. There were no unvested restricted stock units as of December 31, 2017.

Diluted earnings per share calculations exclude the effect of 824,500 and 1,332,281 employee stock options in 2017 and 2016, respectively, as such options have an exercise price in excess of the weighted average market price of the Company’s common stock.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be netted against each other and classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for public companies for annual and interim periods beginning after December 15, 2016. During the first quarter of 2017, we adopted ASU 2015-17 on a retrospective basis. As such, we reclassified $32 and $94 of foreign current deferred tax assets to non-current on the consolidated balance sheets as of December 31, 2017 and 2016, respectively. The deferred tax liabilities relate to U.S. tax obligations which cannot be netted against foreign deferred taxes. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)”, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for public companies for annual and interim periods beginning after December 15, 2016. We adopted the new accounting standard in the first quarter of 2017 and will maintain our policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Adoption of this new accounting standard resulted in the recognition of an increase in the Company’s gross deferred tax asset of $1,123 and an offsetting increase in the valuation allowance. There was no impact to the Company’s retained earnings as a result of adopting this new accounting standard.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customer” related to revenue from contracts with customers. Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The company will adopt Topic 606 effective January 1, 2018. Topic 606 will not have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” requires that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases not considered short-term leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The guidance is effective for years beginning after December 15, 2018 and early adoption is permitted. The Company has not yet determined the impact of this standard on our Consolidated Financial Statements, but believes it may be significant. We have elected not to adopt this standard in advance of its required effective date.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory”. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The company will adopt Topic 740 effective January 1, 2018. Topic 740 will not have a material impact on our Consolidated Financial Statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company will adopt this standard effective January 1, 2018. This standard will not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The Company is currently assessing the impact that adopting this new accounting standard will have on our Consolidated Financial Statements.

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

Set forth below is the unaudited pro forma results of the Company for the twelve-month period ended December 31, 2016 as if the acquisition occurred as of January 1, 2015. The unaudited pro forma results exclude direct acquisition costs of $251 and cost of sales of $96 related to the purchase accounting adjustments for inventory acquired. The results of Accutronics were not material for the period from January 1, 2016 to the acquisition date.

Year Ended
December 31, 2016

Revenue	$82,460
Operating income	$4,061
Net income attributable to Ultralife	$3,821
Earnings per share:
Basic	$0.25
Diluted	$0.25

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

Inventories are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	December 31,
	2017	2016
Raw Materials	$14,606	$14,482
Work in Process	2,013	986
Finished Products	9,707	7,988
Total	$26,326	$23,456

b.	Property, Plant and Equipment

Major classes of property, plant and equipment consisted of the following:

	December 31,
	2017	2016
Land	$123	$123
Buildings and Leasehold Improvements	7,858	7,757
Machinery and Equipment	50,852	49,722
Furniture and Fixtures	2,005	1,947
Computer Hardware and Software	5,338	5,223
Construction in Progress	535	421
	66,711	65,193
Less – Accumulated Depreciation	(59,141)	(57,194)
Total	$7,570	$7,999

Estimated costs to complete construction-in-progress as of December 31, 2017 and 2016 were approximately $5,136 and $170, respectively.

Depreciation expense was $2,005 and $2,223 for the years ended December 31, 2017 and 2016, respectively.

c.	Goodwill and Other Intangible Assets

The Company performed its annual impairment tests of goodwill and other indefinite-lived intangible assets as of October 1, 2017. The Company changed the date of its annual impairment test in 2017 from December 31 to the first day of the fourth quarter. The change was made for administrative purposes and did not materially impact the estimated fair values.

The Company performed a quantitative impairment test of its four identified goodwill reporting units. The fair value for the reporting units could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used a discounted cash flow model to estimate the fair value of the reporting units, using Level 3 inputs. To estimate the fair value of the reporting units, we used significant estimates and judgments, including an assessment of our future revenue prospects, revenue growth rates and profit margins based on internal forecasts, industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and earnings multiples.

The Company performed a quantitative impairment test of its four other indefinite-lived intangible assets (trademarks). The fair value of our trademarks could not be determined using readily available quoted Level 1 inputs or Level 2 inputs that were observable in active markets. Therefore, we used a relief from royalty approach to estimate the fair value of our trademarks, using Level 3 inputs. Significant estimates and judgments included an assessment of our future revenue prospects, industry and market based terminal growth rates, inputs to the weighted-average cost of capital used to discount future cash flows, and royalty rates based on external market data.

As a result of the impairment tests performed for 2017 and 2016, we determined that no impairments existed. Fair value exceeded carrying value for all reporting units and trademarks by more than 10%.

There is a possibility that our goodwill and other intangible assets could be impaired in the future should there be a significant change in our internal forecasts and other assumptions used in our impairment analysis.

The following table summarizes the goodwill activity by segment for the years ended December 31, 2017 and 2016:

	Battery & Energy Products	Communi- cations Systems	Total
Balance – January 1, 2016	$4,790	$11,493	$16,283
Acquisition of Accutronics	4,487	-	4,487
Effect of Foreign Currency Translation	(805)	-	(805)
Balance – December 31, 2016	8,472	11,493	19,965
Effect of Foreign Currency Translation	493	-	493
Balance – December 31, 2017	$8,965	$11,493	$20,458

The composition of intangible assets was:

	December 31, 2017
	Cost	Accumulated Amortization	Net
Trademarks	$3,411	$-	$3,411
Customer Relationships	6,618	4,208	2,410
Patents and Technology	5,545	4,595	950
Distributor Relationships	377	377	-
Trade Name	393	79	314
Total Other Intangible Assets	$16,344	$9,259	$7,085

	December 31, 2016
	Cost	Accumulated Amortization	Net
Trademarks	$3,404	$-	$3,404
Customer Relationships	6,395	3,975	2,420
Patents and Technology	5,455	4,417	1,038
Distributor Relationships	377	368	9
Trade Name	359	36	323
Total Other Intangible Assets	$15,990	$8,796	$7,194

The change in the cost value of other intangible assets is a result of the effect of foreign currency translations.

Amortization of other intangible assets was included in the following financial statement captions:

	Year ended December 31,
	2017	2016
Research and Development Expense	$165	$200
Selling, General and Administrative Expense	257	303
Total	$422	$503

Future amortization expense of amortizable intangible assets will be approximately $400, $379, $367, $348 and $334 for the fiscal years ending December 31, 2018 through 2022, respectively.

Note 5 - Operating Leases

We lease various buildings, machinery, land, automobiles and office equipment. Rental expenses for all operating leases were approximately $660 and $668 for the years ended December 31, 2017 and 2016, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows:

2018	2019	2020	2021	2022
$558	$416	$100	$-	$-

Note 6 - Debt

Credit Facilities

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

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of December 31, 2017.

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

As of December 31, 2017, we had no outstanding balance under the Credit Facility and no outstanding letters of credit related to the Credit Facility.

Note 7 - Commitments and Contingencies

a.	Indemnity

Our organizational documents provide that our directors or officers will be reimbursed for all expenses, to the fullest extent permitted by law arising out of their performance.

b.	Purchase Commitments

As of December 31, 2017, we have made commitments to purchase approximately $1,392 of production machinery and equipment.

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

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Balance, January 1	$172	$192
Provision (reversal) for warranties issued	84	39
Settlements made	(107)	(59)
Balance, December 31	$149	$172

f.	Legal Matters

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

At this time, we believe that there is not a reasonable possibility that this incident will result in a material financial exposure to the Company.

Note 8 - Shareholders' Equity

a.	Stock-Based Compensation Expense

We recorded non-cash stock compensation expense in each period as follows:

	2017	2016
Stock Options	$642	$676
Restricted Stock Grants	11	34
Total	$653	$710

These are more fully discussed as follows:

b.	Stock Options

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

Stock options granted under the LTIPs are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Key employees are eligible to receive ISOs and NQSOs; however, directors and consultants are eligible to receive only NQSOs. Most ISOs vest over a three- year period and expire on the seventh anniversary of the grant date. As of December 31, 2017, there were 1,116,083 stock options outstanding under the 2004 LTIP and 744,128 stock options outstanding under the 2014 LTIP.

On December 30, 2010, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, options to purchase shares of common stock under the 2004 LTIP as follows: (i) 50,000 shares at $6.42, vesting in annual increments of 12,500 shares over a four-year period commencing December 30, 2011; (ii) 250,000 shares at $6.42, vesting in annual increments of 62,500 shares over a four-year period commencing December 30, 2011; (iii) 200,000 shares at $10.00, with vesting to begin on the date the stock reaches a closing price of $10.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date; and (iv) 200,000 shares at $15.00, with vesting to begin on the date the stock reaches a closing price of $15.00 per share for 15 trading days within a 30-day trading period, with such vesting in annual increments of 50,000 shares over the four anniversary dates of that date. All such options in items (i) and (ii) were due to expire on December 30, 2017. On April 19, 2017, the Company’s Board of Directors extended the expiration date to December 30, 2020. Pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation, the transaction was accounted for as an equity award modification. During the second quarter, the Company recognized compensation cost of $193 representing the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. All such options in items (iii) and (iv) shall expire as of the later of December 30, 2017 and five years after the initial vesting commences, but in no event later than December 30, 2020. The market-based conditions for the stock options in items (iii) and (iv) had not been met as of December 31, 2017. The options set forth in items (ii), (iii) and (iv) were subject to shareholder approval of an amendment to the 2004 LTIP, which approval was obtained on June 7, 2011.

On January 3, 2011, pursuant to the terms of his employment agreement, we granted our President and Chief Executive Officer, Michael D. Popielec, an option to purchase 50,000 shares of common stock at $6.58 under the 2004 LTIP. The option vested in annual increments of 12,500 shares over a four-year period commencing December 30, 2011. The option expired on December 30, 2017.

As of December 31, 2017, there was $385 of total unrecognized compensation costs related to outstanding stock options, which we expect to recognize over a weighted average period of 1.0 years.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The following weighted average assumptions were used to value options granted during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Risk-free interest rate	1.7%	1.4%
Volatility factor	50.0%	48.2%
Weighted average expected life (years)	5.0	4.8
Forfeiture rate	10.0%	10.0%
Dividends	0.0%	0.0%

We used a Monte Carlo simulation option-pricing model to estimate the fair value of market performance stock-based awards, of which there were no new awards in the years ended December 31, 2017 or 2016.

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

The following tables summarize data for the stock options issued by us:

Year Ended December 31, 2017
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Shares under Option – January 1	2,323,581	$6.22
Options Granted	244,750	5.60
Options Exercised	(333,305)	4.29
Options Forfeited or Expired	(374,815)	8.11
Shares under option – December 31	1,860,211	$5.06	2.93	$2,624
Vested and Expected to Vest - December 31	1,649,594	$4.63	2.75	$2,438

Options Exercisable – December 31	1,045,798	$4.18	2.63	$1,806

Year Ended December 31, 2016
	Number of Shares	Weighted Average Exercise Price Per Share
Shares under Option – January 1	2,257,969	$6.30
Options Granted	369,550	4.69
Options Exercised	(152,789)	3.86
Options Forfeited or Expired	(151,149)	6.09
Shares under option – December 31	2,323,581	$6.22

Options Exercisable – December 31	1,302,390	$5.05

The following table represents additional information about stock options outstanding at December 31, 2017:

			Option Outstanding			Options Exercisable
Range of Exercise Prices			Number of Outstanding Options – December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable at December 31, 2017	Weighted- Average Exercise Price
$3.22	-	$3.99	435,398	3.28	$3.78	368,406	$3.80
$4.00	-	$4.99	510,213	3.27	4.37	335,624	4.40
$5.00	-	$9.99	614,600	5.56	5.69	341,768	5.77
$10.00	-	$15.00	300,000	2.00	12.50	-	-

$3.22	-	$15.00	1,860,211	2.93	$5.06	1,045,798	$4.18

The weighted average fair value of options granted during the years ended December 31, 2017 and 2016 was $2.47 and $2.01, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2017 and 2016 was $588 and $149, respectively.

Cash received from option exercises under our stock-based compensation plans for the years ended December 31, 2017 and 2016 was $1,429 and $460, respectively.

c.	Restricted Stock Awards

During 2014, we awarded 49,200 restricted stock units under the 2014 LTIP to certain key employees. These units vest over three years and we estimated their weighted average grant date fair value to be $3.24 per share. $11 and $34 of expense was recorded in 2017 and 2016, respectively, relating to these units. In September 2017, 12,900 shares of the awarded restricted stock vested and the Company repurchased 3,959 shares to satisfy the statutory tax withholding on shares vested for certain employees.

At December 31, 2017, there was no unrecognized compensation expense related to restricted stock grants.

d.	Reserved Shares

We have reserved 946,027 shares of common stock under the various stock option plans, warrants and restricted stock awards as of December 31, 2017.

Note 9 - Income Taxes

Our income tax provision consists of:

	Years Ended December 31,
	2017	2016
Current:
Federal	$-	$(70)
State	-	20
Foreign	300	13
	300	(37)
Deferred:
Federal	(1,717)	220
State	55	-
Foreign	(7)	(85)
	(1,669)	135
Total income tax provision	$(1,369)	$98

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries for tax years beginning after December 31, 2017; and (5) implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries.

The Act reduces the U.S. corporate tax rate to 21 percent, effective January 1, 2018.  Deferred tax liabilities associated with goodwill and certain other intangible assets have been reduced by $1,939, resulting in a deferred income tax benefit of $1,939 for the year ended December 31, 2017.

The Act provided for a one-time deemed mandatory repatriation for post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017.  The Company had a deficit in foreign E&P and is not expected to be subject to the deemed mandatory repatriation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Act.  If revisions are needed as new information becomes available, the final determination of the deemed re-measurement of our deferred assets and liabilities or other applicable provisions of The Act will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

The deferred U.S. income tax benefit for 2017 primarily represents a one-time, non-cash benefit of $1,939 relating to the revaluation of deferred tax liabilities on goodwill and certain other intangible assets upon the enactment of the Tax Act, offset by the increase in the deferred tax liability associated with the increase in the taxable temporary difference related to the goodwill and certain other indefinite-lived intangible assets. The deferred income tax provision for 2016 is primarily due to the recognition of deferred tax liabilities relating to goodwill and certain other intangible assets that cannot be predicted to reverse during our loss-carryforward for book purposes partially offset by the deferred tax benefit of the amortization of certain intangible assets of Accutronics (U.K.).  The current income tax provision is primarily attributable to the operating income of Accutronics (U.K.).  The benefit associated with the current income tax provision in 2016 is primarily related to an excess accrual of income taxes in prior years.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	Years Ended December 31,
	2017	2016
Deferred Tax Liabilities:
Property, Plant and Equipment	$-	$-
Other	38	-
Intangible Assets	3,806	5,471
Total Deferred Tax Liabilities	3,844	5,471

Deferred Tax Assets:
Property, Plant and Equipment	44	77
Net Operating Loss Carryforwards	17,870	27,127
Tax Credit Carryforwards	1,837	1,704
Intangible Assets	1,535	2,923
Accrued Expenses, Reserves and Other	1,359	1,527
Total Deferred Tax Assets	22,645	33,358
Valuation Allowance for Deferred Tax Assets	(22,636)	(33,331)
Net Deferred Tax Assets	9	27

Net Deferred Tax Liabilities	$3,835	$5,444

Net deferred tax liabilities are comprised of the following balance sheet amounts:

	Years Ended December 31,
	2017	2016

Non-Current Deferred Tax Assets	$32	$94
Non-Current Deferred Tax Liabilities	(3,867)	(5,538)
	$(3,835)	$(5,444)

The valuation allowance for deferred tax assets decreased by $10,695 and $1,262 in the years ended December 31, 2017 and 2016, respectively. The decreases in the valuation allowance were due to the reduction of deferred tax assets due to the Company’s pretax income as well as the revaluation of the deferred taxes due to the enactment of the Tax Cuts and Jobs Act.

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting.  As a result of the adoption, the Company recognized a gross deferred tax asset of $1,123 and a corresponding valuation allowance in the same amount resulting in no net deferred tax asset recognition.

In 2017 and 2016, in the U.S. and for certain past operations in the U.K., we continue to report a valuation allowance for our net operating loss carryforwards and other deferred tax assets that cannot be offset by reversing temporary differences. The recognition of the valuation allowance is based on an assessment of all available evidence, both positive and negative, weighted based on objective verifiability. The assessment of the realizability of the U.S. deferred tax assets was based on a number of factors including our history of operating losses, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. The use of our U.K. net operating loss carryforwards may be limited due to the change in the past U.K. operation. Based on our assessment of all available evidence and its weighting based on objective verifiability, we concluded that the realizability of these deferred tax assets is not more likely than not. In both 2017 and 2016, we have not recognized a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that they will be realized.  We will continue to evaluate the realizability of our deferred tax assets in future periods.

As of December 31, 2017, we have domestic and foreign NOLs totaling $69,594 and $12,760, respectively, and domestic tax credits of approximately $1,837, available to reduce future taxable income. Included in our NOL carryforward are foreign loss carryforwards of approximately $12,760, nearly all of which can be carried forward indefinitely. The domestic NOL carryforward of $69,594 expires beginning in 2019, through 2034.

At December 31, 2017, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

For financial reporting purposes, income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2017	2016
United States	$4,831	$2,803
Foreign	1,464	777
	$6,295	$3,580

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	2017	2016

Statutory Income Tax Rate	34%	34.0%
(Increase) Decrease in Tax Provision Resulting From:
Equity Compensation	0.7	9.6
Income Tax Credits	(0.9)	(6.2)
Foreign Tax Rates	(3.8)	(2.2)
Release of Unrecognized Tax Benefits	-	-
Valuation Allowance	(20.9)	(30)
Excess Accrual	-	(5.2)
Tax Rate Change	(30.8)	-
Other	(0.1)	2.7
Effective Income Tax Rate	(21.8)%	2.7%

Accounting for Uncertainty in Income Taxes

There were no unrecognized tax benefits related to uncertain tax positions at December 31, 2017 and 2016.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2002 through 2017 remain subject to examination by the Internal Revenue Service (“IRS”) due to our NOL carryforwards. Our U.S. tax matters for the years 2002 through 2017 remain subject to examination by various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2009 through 2017 remain subject to examination by the respective foreign tax jurisdiction authorities.

Note 10 - 401(k) Retirement Benefit Plan

We maintain a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at the discretion of our Board of Directors, authorize an employer contribution based on a portion of the employees' contributions. Since January 2010, we have matched 50% on the first 4% contributed by an employee, or a maximum of 2% of the employee’s income. For 2017 and 2016, we contributed $181 and $191, respectively, to the 401(k) plan.

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

2017:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$69,789	$15,742	$-	$85,531
Segment Contribution	19,659	6,573	(19,756)	6,476
Interest Expense, Net			(183)	(183)
Miscellaneous			(2)	(2)
Income Tax Benefit			1,369	1,369
Non-Controlling Interest			(16)	(16)
Net Loss Attributable to Ultralife				$7,648

Total Assets	$44,720	$32,169	$20,297	$97,186
Capital Expenditures	$1,015	$212	$63	$1,290
Goodwill	$8,965	$11,493	$-	$20,458
Depreciation and Amortization of Intangible Assets	$1,830	$430	$167	$2,427
Stock-Based Compensation	$301	$88	$264	$653

2016:

	Battery & Energy Products	Communications Systems	Corporate	Total
Revenue	$64,753	$17,707	$-	$82,460
Segment Contribution	19,580	5,528	(21,345)	3,763
Interest Expense, Net			(263)	(263)
Miscellaneous			80	80
Income Tax Provision			(98)	(98)
Non-Controlling Interest			27	27
Net Income Attributable to Ultralife				$3,509

Total Assets	$39,691	$32,021	$13,032	$84,744
Capital Expenditures	$852	$158	$367	$1,377
Goodwill	$8,472	$11,493	$-	$19,965
Depreciation and Amortization of Intangible Assets	$2,042	$541	$143	$2,726
Stock-Based Compensation	$403	$110	$197	$710

U.S. and Non-U.S. Revenue Information1:

2017:	Total Revenue	United States	Non-United States
Battery & Energy Products	$69,789	$33,397	$36,392
Communications Systems	15,742	14,217	1,525
Total	$85,531	$47,614	$37,917
		56%	44%

2016:	Total Revenue	United States	Non-United States
Battery & Energy Products	$64,753	$29,587	$35,166
Communications Systems	17,707	15,507	2,200
Total	$82,460	$45,094	$37,366
		55%	45%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

Long-lived assets (including goodwill and intangible assets) held outside the U.S., principally in the United Kingdom and China, were $12,443 and $11,652 at December 31, 2017 and 2016, respectively.

Commercial and Government/Defense Revenue Information:

2017:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$69,789	$40,790	$28,999
Communications Systems	15,742	-	15,742
Total	$85,531	$40,790	$44,741
		48%	52%

2016:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$64,753	$40,886	$23,867
Communications Systems	17,707	-	17,707
Total	$82,460	$40,886	$41,574
		50%	50%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III, other than as set forth in Item 12, and each of the following items is omitted from this report and will be presented in our definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, in connection with our 2018 Annual Meeting of Shareholders, which information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	1,860,211	$5.06	946,027

Equity compensation plans not approved by security holders	-	-	-

Total	1,860,211	$5.06	946,027

See Note 8 in Notes to Consolidated Financial Statements for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Corporate Governance - General" in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled "Proposal to Ratify the Selection of Independent Registered Accounting Firm - Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this report.

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document	Incorporated By Reference from:

2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation	Exhibit 2.1 of the Form 10-Q for the quarter ended September 30, 2012, filed November 8, 2012
2.2	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.5†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.6†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.7†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.8†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.9†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010

10.10†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.11†	Revised definition of “Change in Control” for Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.12	Settlement Agreement between the Registrant and the United States of America dated June 1, 2011	Exhibit 10.1 of the Form 8-K filed on June 2, 2011
10.13†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.14†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.15	Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.16†	Retirement and Consulting Agreement, Release and Waiver of All Claims, between Ultralife Corporation and Peter F. Comerford, dated May 28,2013	Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.17†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.18†	Amended No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.19	Amendment No. 1, dated April 30, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended March 30, 2014, filed May 9, 2014
10.20	Amendment No. 2, dated October 28, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended September 28, 2014, filed November 4, 2014
10.21	Amendment No. 3, dated April 30, 2015, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on April 30, 2015
10.22	Amendment No. 4, dated June 5, 2015, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on June 5, 2015
10.23	Amendment No. 5, dated January 13, 2016, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on January 20, 2016
10.24	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017

21	Subsidiaries	Filed herewith
23.1	Consent of Freed Maxick CPAs, P.C.	Filed herewith
31.1	CEO 302 Certifications	Filed herewith
31.2	CFO 302 Certifications	Filed herewith
32	906 Certifications	Filed herewith
100.INS	XBRL Instance Document	Filed herewith
100.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
100.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
100.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
100.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
100.DEF	XBRL Taxonomy Definition Document	Filed herewith

* Confidential treatment has been granted as to certain portions of this exhibit.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: February 8, 2018	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 8, 2018	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 8, 2018	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: February 8, 2018	/s/Steven M. Anderson
Steven M. Anderson (Director)

Date: February 8, 2018	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: February 8, 2018	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: February 8, 2018	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: February 8, 2018	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

Index to Exhibits

21	Subsidiaries
23.1	Consent of Freed Maxick CPAs, P.C.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document