Form 10-K/A
period 2017-12-31
ULTRALIFE CORP
filed 2018-04-26
CIK 875657

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..X…

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ….	Accelerated filer ...…	Non-accelerated filer ….	Smaller reporting company ..X...	Emerging growth company ….

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ….

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

As of April 24, 2018, the registrant had 15,913,644 shares of common stock outstanding, net of 4,019,711 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Original Filing), filed with the U.S. Securities and Exchange Commission (SEC) on February 8, 2018 (Original Filing Date). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. We plan on filing our definitive proxy statement on or about June 1, 2018 as we are holding our 2018 Annual Shareholders’ Meeting (“the Meeting”) on July 25, 2018. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

Name	Age	Present Principal Occupation, Employment History and Expertise

Steven M. Anderson	61

Brigadier General (Ret.) Anderson has been a director of the Company since April 13, 2010. General (Ret.) Anderson presently serves as the Chief Growth Officer for Sallyport Global LLC, a $600 million/year security and services company based in Reston, VA, with significant overseas operations in the Middle East and Africa.  He previously served as the Afghanistan Country Manager for Fluor Corporation from April 2016 to March 2018, managing the US Army LOGCAP (Logistics Civil Augmentation Program) providing contingency support to US forces in the Afghanistan combat zone. He has served as an owner and Chief Marketing Officer from January 2013 to March 2016 and Senior VP from February 2011 through December 2012 of Relyant, LLC, a service-disabled veteran-owned small business and global provider of construction, environmental, energy and logistics services.  General (Ret.) Anderson, a career military officer who retired from active duty in November 2009, served for five years as a general officer in the US Army, including 15 months as the senior US and coalition logistician in Iraq in support of Operation Iraqi Freedom.  From 2004 to 2006, General (Ret.) Anderson served as the senior US logistician in Korea (Deputy C-4 for the United Nations Command/Combined Forces Command and J4, United States Forces Korea) and spearheaded the development of Camp Humphreys, the combined and US headquarters facility in Central Korea.  He served in various command positions including Commander, Division Support Command, 2nd Infantry Division, Korea (2000-02), and Commander, 725th Main Support Battalion, 25th Infantry Division (Light), Schofield Barracks, Hawaii (1995-97).  In his final military assignment, he served for two years on the Army Staff in the Pentagon as the Director, Operations and Logistics Readiness, Office of the Army Deputy Chief of Staff, G4 (logistics).  General (Ret.) Anderson is a 1978 graduate of the US Military Academy at West Point and earned a Masters of Science degree in Operations Research and Systems Analysis Engineering at the Naval Postgraduate School in 1987.  In 2014, he was inducted into the US Army Ordnance Hall of Fame and elected to the board of directors of the National Association of Ordnance Contractors (NAOC).  General (Ret.) Anderson has been nominated for re-election to our Board of Directors because of his general knowledge of the US military and particularly his knowledge of its procurement processes and policies. The military and prime defense contractors are important customer bases of the Company.

Michael D. Popielec	56

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

Name	Age	Present Principal Occupation, Employment History and Expertise

Thomas L. Saeli	61

Mr. Saeli has been a director of the Company since March 5, 2010. Since 2011, Mr. Saeli has served as the Chief Executive Officer and a director of John R. Burt Enterprises, a diversified manufacturer of primarily commercial and industrial roofing systems. Prior to that, Mr. Saeli was a business consultant to international corporate clients on matters involving business development strategies, acquisitions and operations. He previously served as Chief Executive Officer and a member of the board of directors of Noble International, Ltd., an automotive supplier of engineered laser-welded and roll-formed metal products, from March 2006 through April 13, 2009 when he resigned those positions. Noble International, Ltd. filed voluntary relief under Chapter 11 of the U.S. Bankruptcy Code on April 15, 2009. From 1998 through 2006, Mr. Saeli served as Vice President of Corporate Development for Lear Corporation, an automotive supplier of seating, interior and electronic products. Over the past five years, Mr. Saeli has served on various boards of privately held profit and nonprofit organizations. Mr. Saeli has a BA in Economics from Hamilton College, and an MBA in Finance and Accounting from Columbia University’s Graduate School of Business. Mr. Saeli has been nominated for re-election to our Board of Directors because of his manufacturing, corporate development, mergers and acquisitions and finance experience. Mr. Saeli also qualifies as an audit committee financial expert under applicable SEC rules.

Robert W. Shaw II	61

Mr. Shaw has been a director of the Company since June 8, 2010.  Currently he is on the board of directors for Pratt Miller, Inc., a large engineering company for automotive racing and defense businesses.  Additionally he is a senior advisor to HMS Global Maritime, a marine operator for domestic ferry companies and the US government, the American Queen Steamboat Company, a $100 million operator of overnight cruise ships, and for Hornblower NY Ferry Fleet, the $400 million start-up of New York City’s fleet of fast ferries.  Mr. Shaw has served as the president of the largest dining and excursion boat operators in the United States, with over 100 vessels.  He has been president of a large mechanical contracting company specializing in the federal government and healthcare markets.   Mr. Shaw served in the US Marine Corps as an infantry Captain, has a MBA degree from Harvard University and an engineering degree from Cornell University.  Mr. Shaw has been nominated for re-election to our Board of Directors because of his management expertise and experience as an executive officer.

Name	Age	Present Principal Occupation, Employment History and Expertise

Ranjit C. Singh	65

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

Bradford T. Whitmore	60

Mr. Whitmore has been a director of the Company since June 2007 and Chair of our Board of Directors since March 2010. Since 1985, he has been the Managing Partner of Grace Brothers, Ltd., an investment firm that holds approximately 3% of the outstanding shares of our common stock. Mr. Whitmore and Grace Brothers, Ltd. collectively hold or claim beneficial ownership of slightly less than 34% of the outstanding shares of our common stock. Over the past five years, Mr. Whitmore has served as a director of several privately held companies in which Grace Brothers, Ltd. and its affiliates held investments as well as not-for-profit organizations. Mr. Whitmore has been nominated for re-election to our Board of Directors because of his corporate development expertise and significant expertise in corporate financial matters.

Executive Officers

Our executive officers are appointed annually by our Board of Directors. Our executive officers for fiscal 2017 were:

●	Michael D. Popielec, President and Chief Executive Officer

●	Philip A. Fain, Chief Financial Officer, Treasurer and Secretary

Other than for Mr. Popielec, whose information is set forth with the other directors standing for election, certain information with respect to Philip A. Fain, our other executive officer, is presented below.

Name	Age	Present Principal Occupation and Employment History

Philip A. Fain	63

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

Corporate Governance

General

Pursuant to the General Corporation Law of the State of Delaware and our By-laws, our business, property and affairs are managed under the direction of our Board of Directors. Members of our Board of Directors are kept informed of Company business through regular discussions with our President and Chief Executive Officer and our Chief Financial Officer, Treasurer and Secretary, by reviewing materials provided to them by the Company’s management and by participating in meetings of the Board and its committees.

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

Our Board of Directors has three standing committees: an Audit and Finance Committee, a Corporate Development and Governance Committee, and a Compensation and Management Committee. During 2017, our Board of Directors held five meetings and the committees of our Board of Directors held a total of fourteen meetings. During 2017, Bradford T. Whitmore served as our Board Chair. As Board Chair, Mr. Whitmore served as a non-voting ex-officio member of all of our Board committees. Each director attended at least 75% of the aggregate of: (1) the total number of meetings of the Board; and (2) the total number of meetings held by all committees of the Board on which he or she served.

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

Our Board of Directors has determined that all of the directors who serve on these committees are “independent” for purposes of NASDAQ listing standards, and that the members of the Audit and Finance Committee are also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, which we refer to in this proxy statement as the Exchange Act. Our Board of Directors based these determinations primarily on a review of the responses of the directors to questions regarding employment, compensation history, affiliations and family and other relationships, and on follow-up discussions with directors.

Committees of the Board of Directors

The composition and the functions of our three standing committees of our Board of Directors are set forth below. Our Board of Directors will appoint members of the committees and designate Chairs of those committees from among those individuals elected at the Meeting to serve on our Board of Directors until the 2019 Annual Meeting of Shareholders.

Audit and Finance Committee

The current members of the Audit and Finance Committee are Thomas L. Saeli (Chair), Steven M. Anderson and Ranjit C. Singh. This committee selects our independent registered public accounting firm, subject to ratification of our full Board of Directors, and has oversight responsibility for reviewing the scope and results of the independent registered public accounting firm’s annual audit of our financial statements and the quality and integrity of those financial statements. Further, the committee reviews the qualifications and independence of the independent registered public accounting firm, and meets with our Chief Financial Officer and Treasurer and the independent registered public accounting firm to review matters relating to internal accounting controls, our accounting practices and procedures and other matters relating to our financial condition, and has the power to engage outside counsel and other outside experts. The committee also reviews and monitors areas of financial risk that could have a material impact on our Company. The Audit and Finance Committee met five times during 2017.

Our Board of Directors has determined that each of the members of the Audit and Finance Committee is “financially literate” in accordance with NASDAQ listing standards. In addition, our Board of Directors has determined that Mr. Saeli qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Corporate Development and Governance Committee

The current members of the Corporate Development and Governance Committee are Ranjit C. Singh (Chair), Steven M. Anderson and Robert W. Shaw II. This committee works with management to develop corporate strategy and to identify and evaluate acquisition opportunities, reviews the performance and compensation of our directors, makes recommendations to our Board of Directors for membership and committee assignments and for the compensation of our directors, and manages the annual evaluation of the performance of our President and Chief Executive Officer and our Board Chair. The Corporate Development and Governance Committee met five times during 2017.

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

Compensation and Management Committee

The current members of the Compensation and Management Committee are Robert W. Shaw II (Chair), Steven M. Anderson and Thomas L. Saeli. The Compensation and Management Committee has ultimate responsibility for determining the compensation of officers elected by our Board of Directors, granting stock options and other equity awards and otherwise administering our equity compensation plans, and approving and administering any other compensation plans or agreements. The Compensation and Management Committee has the authority to retain outside experts in making compensation determinations. Our 2014 Long-Term Incentive Plan (“2014 LTIP”) is administered by the Compensation and Management Committee. The Compensation and Management Committee met four times during 2017.

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

Executive Sessions

Our Corporate Governance Principles require our independent directors to meet in executive session regularly by requiring them to have at least four regularly scheduled meetings per year without management present. Our independent directors met in executive session five times during 2017. In addition, our standing committees meet in executive session on a regular basis.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and our other equity securities. To our knowledge, based solely on the written representations of our directors and executive officers and the copies of such reports filed with the SEC during 2017, all Section 16(a) filings applicable to our officers, directors and more than 10% beneficial owners were filed in a timely manner.

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

Director Compensation

We presently use cash compensation to attract and retain qualified candidates to serve on our Board of Directors. Our practice is to survey our peer group companies periodically to ascertain whether our overall director compensation is appropriate and balanced. If we perceive that there has been a major change in our Company or the market, we may alter the time between surveys. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties to us, the skill-level required by members of our Board of Directors, and, based on publicly available data, the compensation paid to directors in similar sized organizations in our industry. Our program is designed to deliver annual director compensation at the median levels of director compensation for companies in similar industries and of similar size. Our annual director compensation period runs from July 1 to June 30.

Annual Retainers

Each non-employee director will receive an annual cash retainer of $65,000, except for the Board Chair, who will receive an annual cash retainer of $95,000 for the period July 1, 2017 through June 30, 2018. Each non-employee director received an annual cash retainer of $65,000, except for the Board Chair, who received an annual cash retainer of $95,000 for the period July 1, 2016 through June 30, 2017. These retainers are paid quarterly in cash. In addition, each director who is a member of a Board committee receives an additional cash retainer for such committee service. Annual retainers for Board committee service for the periods July 1, 2016 to June 30, 2017 and July 1, 2017 to June 30, 2018 were as follows:

	Annual Retainer for Committee Members	Annual Retainer for Committee Chair
Audit and Finance Committee	$6,750	$16,750
Compensation and Management Committee	$5,250	$13,250
Corporate Development and Governance Committee	$6,750	$16,750

Annual retainers for both committee members and committee chairs are paid quarterly in cash. For Board and committee service during the fiscal year ended December 31, 2017, we paid our non-employee directors an aggregate $439,268.

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

Director Compensation Table

The table below summarizes the compensation paid by us to our non-employee directors for their service during the fiscal year ended December 31, 2017.

	Fees			Non- Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation	Earnings	Compensation ($)	Total ($)
(1)		(2)	(3)	(4)	(5)	(6)

Steven. M. Anderson	83,756	-	-	-	-	-	83,756

Thomas L. Saeli	87,004	-	-	-	-	-	87,004

Robert W. Shaw II	85,004	-	-	-	-	-	85,004

Ranjit C. Singh	88,504	-	-	-	-	-	88,504

Bradford T. Whitmore	95,000	-	-	-	-	-	95,000

	439,268	-	-	-	-	-	439,268

(1)

Michael D. Popielec, our President and Chief Executive Officer, is ineligible to receive compensation for his service as a director because he is also an employee. Refer to the Summary Compensation Table for the compensation of our executive officers.

(2)	There were no stock awards granted to our non-employee directors during 2017 or outstanding at December 31, 2017.

(3)	There were no option awards granted to our non-employee directors during 2017 or outstanding at December 31, 2017.

(4)	There was no non-equity incentive plan compensation paid to our non-employee directors for the fiscal year ended December 31, 2017.

(5)	There were no deferred compensation earnings for our non-employee directors for the fiscal year ended December 31, 2017.

(6)	There was no other compensation paid to our non-employee directors for the fiscal year ended December 31, 2017.

Executive Officer Compensation

This Amendment No. 1 provides certain information relating to the compensation of our named executive officers. We have determined that Messrs. Popielec and Fain were our only named executive officers for 2017.

As a smaller reporting company under the Securities Exchange Act of 1934, as amended, we are providing executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K. As a result, Compensation Disclosure and Analysis (“CD&A”) and certain other disclosures are not included.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or awarded to our executive officers for their services in all capacities to us during 2017 and 2016:

				Stock	Option	All Other
Name and		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Michael D. Popielec	2017	504,150	393,671	-	193,410	20,046	1,111,277
President and Chief Executive Officer	2016	500,160	-	-	75,398	18,166	593,724

Philip A. Fain	2017	319,512	167,170	-	50,080	9,559	546,321
Chief Financial Officer, Treasurer and Secretary	2016	309,311	-	-	37,969	9,769	357,049

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

(3)	There were no stock awards granted during fiscal years 2017 and 2016.

(4)

On April 19, 2017, the Company’s Board of Directors extended the expiration date from December 30, 2017 to December 30, 2020 of options previously granted (and fully vested at the time of modification) to Mr. Popielec to purchase an aggregate 300,000 shares of our common stock. Pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation, the transaction was accounted for as an equity award modification. The amount shown for 2017 for Mr. Popielec represents the incremental fair value of the modified award computed as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. All other amounts shown represent the aggregate grant date fair value of stock options awarded during the respective years computed in accordance with ASC 718. See Note 8 to our audited financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016, respectively, for the assumptions used in valuing these stock option awards in accordance with ASC 718. Refer to the “Narrative to Summary Compensation Table” for further information.

(5)	Amounts shown as “All Other Compensation” consist of the following:

		401(k) Plan Employer Match ($)	Other Benefits (a) ($)	Total ($)

Michael D. Popielec	2017	5,300	14,746	20,046
	2016	5,300	12,866	18,166
Philip A. Fain	2017	5,300	4,259	9,559
	2016	5,300	4,469	9,769

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

In April 2017, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 3% for Mr. Fain ($313,015 to $322,405). Other than this adjustment, no further changes were made to the base salaries of our executive officers during 2017. In May 2016, the Board of Directors, at the recommendation of the Compensation and Management Committee, approved a base salary increase of 4.0% for Mr. Popielec ($486,683 to $506,150) and 4.0% for Mr. Fain ($300,976 to $313,015). The salary increases were approved by the Committee based on a number of factors including individual and Company performance.

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

For 2017, the STIP target bonus levels for Messrs. Popielec and Fain were 75% and 50% of their respective base salaries. The performance goals to be achieved to be awarded the STIP targeted bonus for 2017 were consolidated operating profit and revenue goals of $6.0 million and $86.7 million, respectively, as measured pursuant to generally accepted accounting standards. The STIP award was structured with a 70% weighting on the consolidated operating profit goal and a 30% weighting on the consolidated revenue goal. Achievement of less than 75% of the operating profit goal or less than 95% of the revenue goal would result in no award being earned with respect to that metric. Achievement of 75% to 100% of the operating profit goal and achievement of 95% to 100% of the revenue goal would result in an award ranging from 50% to 100% of the target award with respect to the metric for which such performance levels had been achieved. Achievement of over 100% to 135% of the operating profit goal and over 100% to 125% of the revenue goal would result in an award ranging from 101% to 150% of the target award with respect to the metric for which such performance levels had been achieved. Our executive officers were eligible for a partial award if one of the two metrics was achieved.

Based on our 2017 financial performance, Messrs. Popielec and Fain earned STIP awards for 2017 of $393,671 and $167,170, respectively, which were paid in February 2018.

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

Refer to “Outstanding Equity Awards” below for stock options granted during 2017 and 2016. There were no other equity-based awards granted to our executive officers during 2017 and 2016.

Retirement Benefits

We provide a tax-qualified 401(k) plan to all active employees that provides for both employer and employee contributions. Under this plan, employees may contribute a portion of their eligible cash compensation to the plan. We provide a company match of 50% on the first 4% of an employee’s contributions, up to a maximum of 2% of the employee’s annual salary.

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

Outstanding Equity Awards

The following table sets forth information concerning the number of shares underlying exercisable and non-exercisable stock option awards outstanding at December 31, 2017 for our executive officers.

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date

Michael D. Popielec	50,000	-	-	6.4218	12/30/2020 (1)
	250,000	-	-	6.4218	12/30/2020 (1)
	-	-	200,000 (2)	10.0000	12/30/2020
	-	-	200,000 (2)	15.0000	12/30/2020
	26,667	13,333 (3)	-	3.7103	3/3/2022
	13,334	6,666 (4)	-	3.7876	3/5/2022
	13,334	26,666 (5)	-	4.2902	6/1/2023

Philip A. Fain	50,000	-	-	4.4218	12/9/2018
	20,000	-	-	3.9797	1/3/2019
	70,000		-	3.9384	3/4/2021
	20,000	10,000 (6)	-	3.7103	3/3/2022
	6,667	13,333 (7)	-	4.2902	6/1/2023
	-	20,000 (8)	-	5.7075	4/19/2024

(1)

On April 19, 2017, our Board of Directors, on recommendation of the Compensation and Management Committee, extended the option expiration date from December 30, 2017 to December 30, 2020, pursuant to the Company’s Amended and Restated 2004 Long-Term Incentive Plan.

(2)

Stock options were granted to Mr. Popielec under the terms of his employment agreement and begin to vest on the date our common stock first reaches a closing price equal to the exercise price for 15 trading days in a 30-day trading period, with such vesting in equal amounts on the four anniversary dates of that date. All such options expire as of the later of December 31, 2017 and five years after the initial vesting commences, but in no event later than December 31, 2020. Such options had not vested as of December 31, 2017.

(3)

On March 3, 2015, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on March 3, 2016, 13,333 shares on March 3, 2017 and 13,333 shares on March 3, 2018.

(4)

On March 5, 2015, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on March 5, 2016, 6,667 shares on March 5, 2017 and 6,666 shares on March 5, 2018.

(5)

On June 1, 2016, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Popielec the option to purchase 40,000 shares of our common stock. This option vested with respect to 13,334 shares on June 1, 2017, and will vest with respect to 13,333 shares on June 1, 2018 and 13,333 shares on June 1, 2019.

(6)

On March 3, 2015, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 30,000 shares of our common stock. This option vested with respect to 10,000 shares on March 3, 2016, 10,000 shares on March 3, 2017 and 10,000 shares on March 3, 2018.

(7)

On June 1, 2016, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on June 1, 2017, and will vest with respect to 6,667 shares on June 1, 2018 and 6,666 shares on June 1, 2019.

(8)

On April 19, 2017, our Board of Directors, on recommendation of the Compensation and Management Committee, granted to Mr. Fain the option to purchase 20,000 shares of our common stock. This option vested with respect to 6,667 shares on April 19, 2018 and will vest with respect to 6,667 shares and 6,666 shares on June 1, 2019 and June 1, 2020, respectively.

There were no other equity awards outstanding at December 31, 2017 for our executive officers.

Employment Arrangements

On December 6, 2010, the Company entered into an employment agreement with Mr. Popielec, providing that Mr. Popielec would become our President and Chief Executive Officer effective December 30, 2010. Mr. Popielec’s annual base salary was set at $450,000 subject to adjustment. Mr. Popielec is also eligible to receive an annual cash bonus under our short-term incentive plan if we meet or exceed certain quantitative and qualitative performance metrics to be agreed upon and approved by the Compensation Committee no later than January 31 of the year for which the bonus applies. The bonus goals and payout ranges for 2017 are set forth above beginning on Page 14.

Pursuant to the terms of his employment agreement, Mr. Popielec was granted options to purchase shares of our common stock. Certain of the options granted were conditional and subject to shareholder approval to increase the number of shares available under our Amended and Restated 2004 Long-Term Incentive Plan (“Restated 2004 LTIP”). Shareholder approval of this increase was obtained in June 2011. All unexpired options awarded to Mr. Popielec pursuant to the terms of his employee agreement were outstanding as of December 31, 2017. Refer to the Outstanding Equity Awards section above beginning on Page 16.

Mr. Popielec is also entitled to receive the retirement benefits, perquisites and other personal benefits described in this proxy statement under the sections entitled “Retirement Benefits” and “Perquisites and Other Personal Benefits”.

The employment agreement provides that Mr. Popielec’s employment is “at will.” Mr. Popielec is entitled to certain severance benefits if we terminate his employment without Business Reasons or a Constructive Termination occurs (as those terms are defined in the employment agreement), including (i) salary continuation for a period of 12 months following the termination date; (ii) a pro rata amount (calculated on a per diem basis) of the full-year bonus which Mr. Popielec would have earned for the calendar year in which the termination of employment occurs; (iii) acceleration of vesting of all outstanding stock options and other equity awards to the extent that the outstanding options and other equity awards would otherwise have vested no more than 18 months after the date of termination, and all such options and other equity awards shall remain exercisable for one year following the termination date or through the original expiration date, if earlier; (iv) continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of 12 months after the termination date followed by 18 months of executive-paid COBRA eligibility. In addition, if we terminate the employment of Mr. Popielec within 12 months following the occurrence of a Change in Control, without Business Reasons or if a Constructive Termination occurs (as those terms are defined in the employment agreement), then Mr. Popielec shall be entitled to receive (i) any earned but unpaid salary, any unpaid bonus from the prior year plus an amount equal to 18 months of his base salary as then in effect, payable immediately upon the termination date; (ii) one and one-half times his target bonus for the calendar year in which the termination date occurs; (iii) acceleration of vesting of all outstanding stock options and other equity awards, which are to remain exercisable for 18 months following the termination date, or through the original expiration date, if earlier; (iv) continuation of health benefits for Mr. Popielec, his spouse and any dependent children for a period of 24 months after the termination date. To the extent the vesting and/or accelerated payment of outstanding stock options would subject Mr. Popielec to the imposition of tax and/or penalties under Section 409A of the Internal Revenue Code (the “Code”), the vesting and/or payment of such stock options and other equity shall be delayed to the extent necessary to avoid the imposition of such tax and/or penalties. The employment agreement also provides for the continuation of certain benefits in the event Mr. Popielec’s employment is terminated for Disability (as defined in the employment agreement) or by his death. Mr. Popielec has also executed an Employee Confidentiality Non-Disclosure, Non-Compete, Non-Disparagement and Assignment Agreement in our standard form.

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

All of the potential payments and benefits payable by us to those of our executive officers in the event of various circumstances involving either a termination of employment or change in control are determined pursuant to the employment agreement with Mr. Popielec or the Restated 2004 LTIP and 2014 LTIP. The employment agreement with Mr. Popielec is summarized above under the heading “Employment Arrangements”. We do not have an employment agreement with Mr. Fain. Under the Restated 2004 LTIP and 2014 LTIP, the Committee has discretion to provide for full vesting of all outstanding unvested stock options and other equity awards upon the occurrence of a “Change in Control” (as defined by the respective plan).

Stock Ownership Guidelines

In order to better align the interests of our executive officers and shareholders, the Compensation Committee implemented stock ownership requirements for our executive officers. The stock ownership requirements for our executive officers are as follows:

President & CEO	1.00 times salary
Chief Financial Officer	0.50 times salary

For 2017, the Compensation Committee established the presumed share price to be used for purposes of determining the minimum number of shares to be owned by the executive officers. This presumed price was $4.98 per share, which was based on the volume weighted average price (“VWAP”), calculated as an amount equal to the sum of the dollar value of every transaction in our common stock for the two-year period ended December 31, 2016 divided by the total shares traded for such two-year period. Each year the Compensation Committee will establish a new price per share to be used to determine the minimum number of shares required to be held which will be based on the VWAP of our common stock for the preceding two-year period. Executive officers have three years from the date of hire to achieve the required holdings, which are based on the price per share as calculated above. Additionally, our stock ownership policy requires that until the share ownership guidelines are met, executive officers are prohibited from disposing of more than 50% of vested shares received from restricted share grants (on an after tax basis) and 50% of shares received on exercise of stock options. Shares owned by an executive, as well as shares underlying awards of stock options and restricted stock are treated as owned by the executive for purposes of determining whether required ownership has been achieved. Our executive officers have met their respective stock ownership requirement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 24, 2018 by each person known by us to beneficially own more than five percent of the outstanding shares of our common stock, with percentages based on 15,913,644 shares issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Bradford T. Whitmore (1)	5,363,073	33.7%
1560 Sherman Avenue, Suite 900
Evanston, IL 60201

NGP Energy Technology Partners II, L.P. (2)	950,721	6.0%
1700 K Street NW, Suite 750
Washington, D.C. 20006
___________________________

(1)

This information as to the beneficial ownership of shares of our common stock is based on the Form 4 dated February 24, 2017 filed with the SEC by Grace Brothers, Ltd., an Illinois limited partnership, Bradford T. Whitmore individually and as general partner of Grace Brothers, Ltd. and as manager and sole voting member of Sunray I, LLC, Spurgeon Corporation, as general partner of Grace Brothers, Ltd. and Sunray I, LLC, a Delaware limited liability company that reports beneficial ownership of 5,298,229 shares of our common stock. Mr. Whitmore reports sole voting and dispositive power with respect to 4,844,457 of such shares, of which 4,452,283 shares are held in the name of Sunray I, LLC. Grace Brothers, Ltd., Mr. Whitmore and Spurgeon Corporation report shared voting and dispositive power with respect to 518,616 of such shares.

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

Security Ownership of Management

The table below shows certain information regarding the beneficial ownership of shares of our common stock as of April 24, 2018 by (1) each of our directors, (2) each of our executive officers, and (3) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percent of Class Beneficially Owned (2)

Steven M. Anderson	18,500	*

Michael D. Popielec	656,955 (3)	1.7% (7)

Thomas L. Saeli	56,246	*

Robert W. Shaw II	50,000	*

Ranjit C. Singh	79,801	*

Bradford T. Whitmore	5,363,073 (4)	33.7%

Philip A. Fain	260,000 (5)	*

All Directors and Executive Officers as a group (7 persons)	6,484,575 (6)	37.1% (7)
___________________________

*Less than 1%

(1)

Except as otherwise indicated, the shareholders named in this table have sole voting and investment power with respect to the shares of our common stock beneficially owned by them. The information provided in this table is based upon information provided to us by such shareholders. The table reports beneficial ownership for our directors and executive officers in accordance with Rule 13d-3 under the Exchange Act. This means all our securities over which directors and executive officers directly or indirectly have or share voting or investment power are listed as beneficially owned. The amounts also include shares that may be acquired by exercise of stock options prior to July 21, 2018, which shares are referred to in the footnotes to this table as “shares subject to options that may be exercised.”

(2)	Based on 15,913,644 shares issued and outstanding.

(3)	The amount shown includes 386,667 shares subject to options that may be exercised by Mr. Popielec prior to July 21, 2018.

(4)

The amount shown includes 518,616 shares beneficially owned by Grace Brothers, Ltd., an Illinois limited partnership, held in a margin account, and Spurgeon Corporation, which is a general partner of Grace Brothers, Ltd. Mr. Whitmore is a general partner of Grace Brothers, Ltd. See “Security Ownership of Certain Beneficial Owners” above for more information about Grace Brothers, Ltd.

(5)	The amount shown includes 190,000 shares subject to options that may be exercised by Mr. Fain prior to July 21, 2018.

(6)	The amount shown includes 576,667 shares subject to options that may be exercised by Directors and Executive Officers

(7)	Percentages exclude shares subject to options that may be exercised by Directors and Executive Officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	1,860,211	$6.10	946,027

Equity compensation plans not approved by security holders	-	-	-

Total	1,860,211	$6.10	946,027

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have adopted written policies and procedures for the review and approval or ratification of any “related party transaction,” as defined by Regulation S-K, Item 404. The policy provides that each related party transaction must be reviewed by our Audit and Finance Committee. The Audit and Finance Committee reviews the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of our Code of Ethics, and either recommends that the Board of Directors approve or disapprove the related party transaction. We will disclose all related party transactions, as required, in our filings with the SEC. No reportable transactions occurred during 2017 and 2016, and there are currently no such proposed transactions.

Director Independence

Refer to the Corporate Governance section of Part III, Item 10 of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Freed Maxick CPAs P.C. served as our independent registered public accounting firm for the years ended December 31, 2016 and 2017.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for us for 2016 and 2017 were:

	2016	2017

Audit Fees	$211,310	$218,793

Audit - Related Fees	11,800	8,500

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$223,110	$227,293

Audit Fees

Audit fees were for professional services rendered for the audit of our consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

Audit-related fees were for the annual audit of our 401(k) defined contribution plan. Also included in the audit-related fees for 2016 is an amount related to a review of our 8-K filing related to our acquisition of Accutronics.

Tax Fees

Freed Maxick did not provide any tax compliance or consulting services for the years ended December 31, 2017 and 2016.

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

1. Consolidated Financial Statements:

Previously filed with our Annual Report on Form 10-K filed with the SEC on February 8, 2018, which is being amended hereby.

3. Exhibits:

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRALIFE CORPORATION

Date: April 26, 2018	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 26, 2018	/s/ Michael D. Popielec
Michael D. Popielec
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 26, 2018	/s/ Philip A. Fain
Philip A. Fain
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 26, 2018	/s/ Steven M. Anderson
Steven M. Anderson (Director)

Date: April 26, 2018	/s/ Thomas L. Saeli
Thomas L. Saeli (Director)

Date: April 26, 2018	/s/ Robert W. Shaw II
Robert W. Shaw II (Director)

Date: April 26, 2018	/s/ Ranjit C. Singh
Ranjit C. Singh (Director)

Date: April 26, 2018	/s/ Bradford T. Whitmore
Bradford T. Whitmore (Director)

EXHIBIT INDEX

Exhibit Index	Description of Document	Incorporated By Reference from:

2.1	Stock Purchase Agreement by and between BCF Solutions, Inc. and Ultralife Corporation	Exhibit 2.1 of the Form 10-Q for the quarter ended September 30, 2012, filed November 8, 2012
2.2	Stock Purchase Agreement Relating to Accutronics Limited by and between Robert Andrew Phillips and Others and Ultralife Corporation	Exhibit 2.2 of the Form 10-K for the year ended December 31, 2015, filed March 2, 2016
3.1	Restated Certificate of Incorporation	Exhibit 3.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
3.2	Amended and Restated By-laws	Exhibit 3.2 of the Form 8-K filed December 9, 2011
4.1	Specimen Stock Certificate	Exhibit 4.1 of the Form 10-K for the year ended December 31, 2008, filed March 13, 2009
10.1*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.19 of our Registration Statement on Form S-1 filed on October 7, 1994, File No. 33-84888 (the “1994 Registration Statement”)
10.2*	Technology Transfer Agreement relating to Lithium Batteries	Exhibit 10.20 of the 1994 Registration Statement
10.3*	Amendment to the Agreement relating to rechargeable batteries	Exhibit 10.24 of our Form 10-K for the fiscal year ended June 30, 1996 (this Exhibit may be found in SEC File No. 0-20852)
10.4†	Ultralife Corporation 2014 Long-Term Incentive Plan	Appendix A to our Definitive Proxy Statement filed on April 21, 2014
10.5†	Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.2 of our Registration Statement on Form S-8 filed on July 26, 2004, File No. 333-117662
10.6†	Amendment No. 1 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.3 of our Registration Statement on Form S-8 filed August 18, 2006, File No. 333-136737
10.7†	Amendment No. 2 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.4 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.8†	Amendment No. 3 to Ultralife Batteries, Inc. Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 99.5 of our Registration Statement on Form S-8 filed November 13, 2008, File No. 333-155349
10.9†	Employment Agreement between the Registrant and Peter F. Comerford	Exhibit 10.30 of the Form 10-K for the year ended December 31, 2009, filed March 16, 2010
10.10†	Employment Agreement between the Registrant and Michael D. Popielec dated December 6, 2010	Exhibit 10.40 of the Form 10-K for the year ended December 31, 2010, filed March 15, 2011
10.11†	Revised definition of “Change in Control” for Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011

10.12	Settlement Agreement between the Registrant and the United States of America dated June 1, 2011	Exhibit 10.1 of the Form 8-K filed on June 2, 2011
10.13†	Amendment No. 4 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 4.5 of the Registration Statement on Form S-8 filed on January 30, 2012, File No. 333-179235
10.14†	Amendment No. 5 to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Exhibit 10.1 of the Form 8-K filed on May 26, 2011
10.15	Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.16†	Retirement and Consulting Agreement, Release and Waiver of All Claims, between Ultralife Corporation and Peter F. Comerford, dated May 28,2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.17†	Restricted Stock Unit Agreement between Ultralife Corporation and Michael D. Popielec. Dated June 4, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013
10.18†	Amended No. 6. to Ultralife Corporation Amended and Restated 2004 Long-Term Incentive Plan	Appendix A of Form DEF 14A filed on April 22, 2013
10.19	Amendment No. 1, dated April 30, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended March 30, 2014, filed May 9, 2014
10.20	Amendment No. 2, dated October 28, 2014, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 10-Q for the quarter ended September 28, 2014, filed November 3, 2014
10.21	Amendment No. 3, dated April 30, 2015, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on April 30, 2015
10.22	Amendment No. 4, dated June 5, 2015, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on June 5, 2015
10.23	Amendment No. 5, dated January 13, 2016, to the Revolving Credit, Guaranty, and Security Agreement between Ultralife Corporation and PNC Bank, National Association, dated May 24, 2013	Exhibit 10.1 of the Form 8-K filed on January 20, 2016
10.24	Credit and Security Agreement between Ultralife Corporation and KeyBank National Association dated May 31, 2017	Exhibit 10.1 of the Form 8-K filed on June 6, 2017

21	Subsidiaries	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
23.1	Consent of Freed Maxick CPAs, P.C.	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
31.1	CEO 302 Certifications	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
31.2	CFO 302 Certifications	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
32	906 Certifications	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
100.INS	XBRL Instance Document	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
100.SCH	XBRL Taxonomy Extension Schema Document	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
100.CAL	XBRL Taxonomy Calculation Linkbase Document	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
100.LAB	XBRL Taxonomy Label Linkbase Document	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
100.PRE	XBRL Taxonomy Presentation Linkbase Document	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018
100.DEF	XBRL Taxonomy Definition Document	Exhibit to Form 10-K for the year ended December 31, 2017, filed on February 8, 2018

                *  Confidential treatment has been granted as to certain portions of this exhibit.

                †  Management contract or compensatory plan or arrangement.

Exhibits filed herewith:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002