Form 10-Q
period 2018-04-01
ULTRALIFE CORP
filed 2018-05-03
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The number of shares outstanding of the registrant’s common stock was 15,913,644, net of 4,019,711 treasury shares, as of May 1, 2018.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
(Unaudited)

	April 1,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$18,239	$18,241
Restricted Cash	91	89
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $298 and $292, Respectively	15,730	14,657
Inventories, Net	26,961	26,326
Prepaid Expenses and Other Current Assets	2,730	2,603
Total Current Assets	63,751	61,916
Property, Equipment and Improvements, Net	7,359	7,570
Goodwill	20,698	20,458
Other Intangible Assets, Net	7,119	7,085
Deferred Income Taxes	32	32
Security Deposits and Other Non-Current Assets	118	125
Total Assets	$99,077	$97,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,545	$8,787
Accrued Compensation and Related Benefits	1,694	2,413
Accrued Expenses and Other Current Liabilities	2,595	2,871
Income Taxes Payable	245	168
Total Current Liabilities	12,079	14,239
Deferred Income Taxes	3,874	3,867
Other Non-Current Liabilities	31	31
Total Liabilities	15,984	18,137

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock – Par Value $.10 Per Share; Authorized 1,000,000 Shares; None Issued	-	-
Common Stock – Par Value $.10 Per Share; Authorized 40,000,000 Shares; Issued – 19,891,937 Shares at April 1, 2018 and 19,670,928 Shares at December 31, 2017; Outstanding – 15,872,226 Shares at April 1, 2018 and 15,651,217 at December 31, 2017	1,989	1,966
Capital in Excess of Par Value	181,312	180,211
Accumulated Deficit	(80,743)	(82,894)
Accumulated Other Comprehensive Loss	(859)	(1,611)
Treasury Stock - At Cost; 4,019,711 at April 1, 2018 and 4,019,711 Shares at December 31, 2017	(18,469)	(18,469)
Total Ultralife Corporation Equity	83,230	79,203
Non-Controlling Interest	(137)	(154)
Total Shareholders’ Equity	83,093	79,049

Total Liabilities and Shareholders' Equity	$99,077	$97,186

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In Thousands except per share amounts)
(Unaudited)

	Three Month Periods Ended
	April 1,	April 2,
	2018	2017
Revenues	$23,069	$22,035
Cost of Products Sold	15,787	15,145
Gross Profit	7,282	6,890

Operating Expenses:
Research and Development	1,101	1,138
Selling, General and Administrative	3,825	3,911
Total Operating Expenses	4,926	5,049

Operating Income	2,356	1,841

Other Expenses:
Interest and Financing Expense	(33)	(68)
Miscellaneous	(100)	(25)
Total Other Expenses	(133)	(93)

Income Before Income Tax Provision	2,223	1,748
Income Tax Provision	(55)	(87)

Net Income	2,168	1,661

Net Income Attributable to Non-Controlling Interest	(17)	(6)

Net Income Attributable to Ultralife Corporation	2,151	1,655

Other Comprehensive Income:
Foreign Currency Translation Adjustments	752	259

Comprehensive Income Attributable to Ultralife Corporation	$2,903	$1,914

Net Income Per Share Attributable to Ultralife Common Shareholders – Basic	$.14	$.11

Net Income Per Share Attributable to Ultralife Common Shareholders – Diluted	$.13	$.11

Weighted Average Shares Outstanding – Basic	15,704	15,412
Potential Common Shares	498	244
Weighted Average Shares Outstanding – Diluted	16,202	15,656

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

(Unaudited)

	Three Month Periods Ended
	April 1,	April 2,
	2018	2017
OPERATING ACTIVITIES:
Net Income	$2,168	$1,661
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided By Operating Activities:
Depreciation	484	503
Amortization of Intangible Assets	102	105
Amortization of Financing Fees	9	18
Stock-Based Compensation	139	40
Deferred Income Taxes	(1)	36
Changes in Operating Assets and Liabilities:
Accounts Receivable	(939)	(537)
Inventories	(502)	771
Prepaid Expenses and Other Assets	(86)	50
Accounts Payable and Other Liabilities	(2,295)	92
Net Cash (Used In) Provided By Operating Activities	(921)	2,739

INVESTING ACTIVITIES:
Purchases of Property, Equipment and Improvements	(172)	(581)
Net Cash Used In Investing Activities	(172)	(581)

FINANCING ACTIVITIES:
Proceeds from Stock Option Exercise	939	741
Net Cash Provided By Financing Activities	939	741

Effect of Exchange Rate Changes on Cash	154	74

INCREASE IN CASH	-	2,973

Cash, Beginning of Period	18,330	10,706
Cash, End of Period	$18,330	$13,679

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands – except share and per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Ultralife Corporation (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the Consolidated Financial Statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the Consolidated Financial Statements and related notes thereto contained in our Form 10-K for the year ended December 31, 2017.

The December 31, 2017 consolidated balance sheet data referenced herein was derived from audited financial statements, but does not include all disclosures required by GAAP.

Our monthly closing schedule is a 4/4/5 weekly-based cycle for each fiscal quarter, as opposed to a calendar month-based cycle for each fiscal quarter. While the actual dates for the quarter-ends will change slightly each year, we believe that there are not any material differences when making quarterly comparisons.

2.	REVENUES

Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09 (Topic 606) “Revenue from Contracts with Customers”. Adoption of Topic 606 did not impact the timing of revenue recognition in our Consolidated Financial Statements for the current or prior interim or annual periods. Accordingly, no adjustments have been made to opening retained earnings or prior period amounts.

Revenue Recognition

Revenues are generated from the sale of products. Performance obligations are met and revenue is recognized upon transfer of control to the customer, which is generally upon shipment. When contract terms require transfer of control upon delivery at a customer’s location, revenue is recognized on the date of delivery. Revenue is measured as the amount of consideration we expect to receive in exchange for shipped product. Sales, value add and other taxes billed and collected from customers are excluded from revenue. Customers, including distributors, do not have a general right of return. For products shipped under vendor managed inventory arrangements, revenue is recognized and billed when the product is consumed by the customer, at which point control has transferred and there are no further obligations by the Company.

Revenues recognized from prior period performance obligations for the three months ended April 1, 2018 were not material.

As of April 1, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017 were not material.

Accounts Receivable

We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. Payment terms are generallly 30 days. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Accounts outstanding for longer than contractual payment terms are considered past due and are reviewed for collectability. We maintain reserves for potential credit losses based upon our historical experience and the aging of specific receivables. Receivable balances are written off when collection is deemed unlikely.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of April 1, 2018.

Shipping and Handling Costs

Costs incurred by us related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

Product Warranties

We generally offer warranties against product defects. Costs incurred to service warranty claims are recorded as costs of products sold. We provide for potential warranty costs based on historical experience. Provision for warranty costs is recorded in other current liabilities and other long-term liabilities as applicable on our Consolidated Balance Sheets. The Company does not offer separate service-type warranties on its products.

See Note 12 for disaggregated revenue information.

3.	CASH

The Company had cash and restricted cash totaling $18,330 and $18,330 as of April 1, 2018 and December 31, 2017, respectively.

	April 1,	December 31,
	2018	2017
Cash	$18,239	$18,241
Restricted Cash	91	89
Total	$18,330	$18,330

Restricted cash represents deposits withheld by the Dutch tax authorities and third party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands.

4.	INVENTORIES

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	April 1,	December 31,
	2018	2017
Raw Materials	$15,234	$14,606
Work In Process	2,085	2,013
Finished Goods	9,642	9,707
Total	$26,961	$26,326

5.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	April 1,	December 31,
	2018	2017
Land	$123	$123
Buildings and Leasehold Improvements	7,900	7,858
Machinery and Equipment	51,116	50,852
Furniture and Fixtures	2,024	2,005
Computer Hardware and Software	5,414	5,338
Construction In Process	487	535
	67,064	66,711
Less: Accumulated Depreciation	(59,705)	(59,141)
Property, Equipment and Improvements, Net	$7,359	$7,570

Depreciation expense for property, equipment and improvements was $484 and $503 for the three-month periods ended April 1, 2018 and April 2, 2017, respectively.

6.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the three-month periods ended April 1, 2018 and April 2, 2017:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2016	$8,472	$11,493	$19,965
Effect of Foreign Currency Translation	83	-	83
Balance – April 2, 2017	8,555	11,493	20,048
Effect of Foreign Currency Translation	410	-	410
Balance - December 31, 2017	8,965	11,493	20,458
Effect of Foreign Currency Translation	240	-	240
Balance – April 1, 2018	$9,205	$11,493	$20,698

b. Other Intangible Assets

The composition of other intangible assets was:

	at April 1, 2018
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,415	$-	$3,415
Customer Relationships	6,720	4,277	2,443
Patents and Technology	5,586	4,641	945
Distributor Relationships	377	377	-
Trade Name	408	92	316
Total Other Intangible Assets	$16,506	$9,387	$7,119

	at December 31, 2017
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,411	$-	$3,411
Customer Relationships	6,618	4,208	2,410
Patents and Technology	5,545	4,595	950
Distributor Relationships	377	377	-
Trade Name	393	79	314
Total Other Intangible Assets	$16,344	$9,259	$7,085

Amortization expense for intangible assets was $102 and $105 for the three-month periods ended April 1, 2018 and April 2, 2017, respectively. Amortization included in research and development expenses was $38 and $40 for the three-month periods ended April 1, 2018 and April 2, 2017, respectively. Amortization included in selling, general and administrative expenses was $64 and $65 for the three-month periods ended April 1, 2018 and April 2, 2017, respectively.

The change in the cost value of total intangible assets from December 31, 2017 to April 1, 2018 is a result of the effect of foreign currency translations.

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

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of April 1, 2018.

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

As of April 1, 2018, we had no outstanding balance under the Credit Facility and no outstanding letters of credit related to the Credit Facility.

8.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-Month Periods Ended
	April 1,	April 2,
	2018	2017
Stock Options	$123	$36
Restricted Stock Grants	16	4
Total	$139	$40

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of April 1, 2018, there was $309 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.0 years.

The following table summarizes stock option activity for the three-month period ended April 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,860,211	$6.10
Granted	14,000	7.16
Exercised	(221,009)	4.60
Forfeited or Expired	(114,449)	11.60
Outstanding at April 1, 2018	1,538,753	$5.91	3.62	$6,786
Vested and Expected to Vest at April 1, 2018	1,449,498	$5.96	3.50	$6,350
Exercisable at April 1, 2018	917,915	$4.82	2.89	$4,751

The following assumptions were used to value stock options granted during the three months ended April 1, 2018:

Risk-Free Interest Rate	1.7%
Volatility Factor	50%
Weighted Average Expected Life (Years)	5
Dividends	0.0%

The weighted average grant date fair value of options granted during the three months ended April 1, 2018 was $3.19.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first three months of 2018 or 2017.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended April 1, 2018 and April 2, 2017 was $939 and $741, respectively.

In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees. These shares vest in equal annual installments over three years. The weighted average grant date fair value of these awards was $7.16 per share. Unrecognized compensation cost related to these restricted shares was $110 at April 1, 2018.

9.	INCOME TAXES

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

The Tax Act provided for a one-time deemed mandatory repatriation for post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had a deficit in foreign E&P and is not expected to be subject to the deemed mandatory repatriation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. At April 1, 2018, the amounts recorded for the Tax Act remain provisional for the transition tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. At April 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method.

For the three-month periods ended April 1, 2018 and April 2, 2017, we recognized $55 and $87, respectively, in income tax expense. These are detailed as follows:

	Three-Month Periods Ended
	April 1,	April 2,
	2018	2017
Current Income Tax Provision:
Foreign	$52	$21
Federal	-	22
State	4	5
Deferred Income Tax (Benefit) Provision	(1)	39
Total	$55	$87

The deferred income tax benefit for 2018 represents the amortization of certain intangible assets of Accutronics (U.K.) largely offset by the increase in the taxable temporary difference related to goodwill and certain other indefinite-lived intangible assets of the U.S. operations that cannot be predicted to reverse for book purposes during our loss carryforward periods. The deferred income tax provision for 2017 reflects the higher previously-enacted U.S corporate tax rate. The current income tax provisions for 2018 and 2017 are primarily due to the income generated by our foreign operations during the respective periods.

Our effective consolidated tax rates for the three-month periods ended April 1, 2018 and April 2, 2017 were:

	Three-Month Periods Ended
	April 1,	April 2,
	2018	2017

Income Before Income Taxes	$2,223	$1,748

Income Tax Provision	55	87

Effective Income Tax Rate	2.5%	5.0%

In 2018 and 2017, in the U.S. and for certain past operations in the U.K., we recognize a valuation allowance for our net operating loss carryforwards and other deferred tax assets that cannot be offset by reversing temporary differences. The recognition of the valuation allowance is based on an assessment of all available evidence, both positive and negative, weighted based on objective verifiability. The assessment of the realizability of the U.S. deferred tax assets was based on a number of factors including our history of operating losses, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. The use of our U.K. net operating loss carryforwards may be limited due to the change in the past U.K. operation. Based on our assessment of all available evidence and its weighting based on objective verifiability, we concluded that the realizability of these deferred tax assets is not more likely than not. In both 2018 and 2017, we have not recognized a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

As of December 31, 2017, we have domestic and foreign net operating losses (“NOL”) totaling approximately $69,594 and $12,760, respectively, and domestic tax credits of approximately $1,837, available to reduce future taxable income. Included in our NOL carryforwards are foreign loss carryforwards of approximately $12,760, nearly all of which can be carried forward indefinitely. The domestic NOL carryforward of $69,594 expires beginning in 2019 through 2034.

As of April 1, 2018, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at April 1, 2018 and December 31, 2017.

As a result of our operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities in these various jurisdictions. Our U.S. tax matters for the years 2002 through 2017 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions due to our NOL carryforwards. Our tax matters for the years 2009 through 2017 remain subject to examination by the respective foreign tax jurisdiction authorities.

10.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended April 1, 2018, 1,324,753 stock options and 17,500 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 498,109 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended April 2, 2017, 1,180,031 stock options and 15,900 restricted stock awards were included in the calculation of Diluted EPS resulting in 244,591 additional shares in the calculation of fully diluted earnings per share. There were 214,000 and 1,015,050 outstanding stock options for the three-month periods ended April 1, 2018 and April 2, 2017, respectively, which were not included in EPS as the effect would be anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of April 1, 2018, we have made commitments to purchase approximately $2,483 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first three months of 2018 and 2017 were as follows:

	Three-Month Periods Ended
	April 1, 2018	April 2, 2017
Accrued Warranty Obligations – Beginning	$149	$172
Accruals for Warranties Issued	14	7
Settlements Made	(6)	(24)
Accrued Warranty Obligations – Ending	$157	$155

c. Contingencies and Legal Matters

We are subject to legal proceedings and claims that arise from time to time in the normal course of business. We believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by fire while parked at London Heathrow Airport. Following an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, a final report was issued by the Air Accidents Investigative Branch – UK Civil Aviation regulatory authority, with findings indicating that the fire was primarily caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.   A component of the ELT is a battery pack which incorporates Ultralife’s industry-standard lithium manganese dioxide non-rechargeable D-cell, which Ultralife has produced since 2001, with wide-use in global defense and commercial applications.

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire, which was filed by Ethiopian Airlines Enterprise in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London. We immediately referred this matter to our insurers.

This lawsuit has now been resolved ( February 2018), the claimant has terminated the action against the Company, and the Court has acknowledged and consented to this termination. The matter was terminated without financial consequences to the Company.

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

The components of segment performance were as follows:

Three-Month Period Ended April 1, 2018:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$17,224	$5,845	$-	$23,069
Segment Contribution	5,036	2,246	(4,926)	2,356
Interest, Financing and Miscellaneous Expense, Net			(133)	(133)
Tax Provision			(55)	(55)
Non-Controlling Interest			(17)	(17)
Net Income Attributable to Ultralife				$2,151

Three-Month Period Ended April 2, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$17,479	$4,556	$-	$22,035
Segment Contribution	4,930	1,960	(5,049)	1,841
Interest, Financing and Miscellaneous Expense, Net			(93)	(93)
Tax Provision			(87)	(87)
Non-Controlling Interest			(6)	(6)
Net Income Attributable to Ultralife				$1,655

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-Month Period Ended April 1, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$17,224	$9,626	$7,598
Communications Systems	5,845	-	5,845
Total	$23,069	$9,626	$13,443
		42%	58%

Three-Month Period Ended April 2, 2017:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$17,479	$9,351	$8,128
Communications Systems	4,556	-	4,556
Total	$22,035	$9,351	$12,684
		42%	58%

U.S. and Non-U.S. Revenue Information1:

Three-Month Period Ended April 1, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$17,224	$9,415	$7,809
Communications Systems	5,845	5,573	272
Total	$23,069	$14,988	$8,081
		65%	35%

Three-Month Period Ended April 2, 2017:	Total Revenue	United States	Non-United States
Battery & Energy Products	$17,479	$9,422	$8,057
Communications Systems	4,556	4,468	88
Total	$22,035	$13,890	$8,145
		63%	37%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

13.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (Topic 606) “Revenue from Contracts with Customers” related to revenue from contracts with customers. Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has adopted Topic 606 effective January 1, 2018. See Note 2 for further discussion.

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”.  The standard is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, and should be applied using a retrospective transition method for each period presented. The standard requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statements of cash flows. The Company has adopted this standard effective January 1, 2018. As a result, restricted cash has been included in the total cash amounts on the Company’s Consolidated Statement of Cash Flows for all periods presented and the required disclosures have been included in the Notes to Consolidated Financial Statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted this standard effective January 1, 2018. Adoption of this standard did not impact our Consolidated Financial Statements for the current or prior periods presented.

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  The standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The standard is to be applied on a prospective basis to an award modified on or after the adoption date. The Company has adopted this standard effective January 1, 2018. Adoption of this standard did not impact our Consolidated Financial Statements.

There have been no developments to recently issued accounting standards, including the expected dates of adoption and anticipated effects on the Company’s Consolidated Financial Statements, from those disclosed in the Company’s 2017 Annual Report on Form 10-K, except for the following:

In March 2018, the FASB issued Accounting Standards Update 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The standard adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118. We have determined reasonable estimates for those effects and have recorded provisional amounts in our Consolidated Financial Statements as of April 1, 2018 and December 31, 2017.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, our reliance on certain key customers; potential costs because of the warranties we supply with our products and services; possible future declines in demand for the products that use our batteries or communications systems; the unique risks associated with our China operations; our efforts to develop new commercial applications for our products; possible breaches in security and other disruptions; reduced U.S. and foreign military spending including the uncertainty associated with government budget approvals; potential disruptions in our supply of raw materials and components; variability in our quarterly and annual results and the price of our common stock; our inability to comply with changes to the regulations for the shipment of our products; safety risks, including the risk of fire; possible impairments of our goodwill and other intangible assets; negative publicity of Lithium-ion batteries; our resources being overwhelmed by our growth prospects; our ability to retain top management and key personnel; our exposure to foreign currency fluctuations; our customers’ demand falling short of volume expectations in our supply agreements; the risk that we are unable to protect our proprietary and intellectual property; rules and procedures regarding contracting with the U.S. and foreign governments; exposure to possible violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws; our ability to utilize our net operating loss carryforwards; our ability to comply with government regulations regarding the use of “conflict minerals”; possible audits of our contracts by the U.S. and foreign governments and their respective defense agencies; known and unknown environmental matters; technological innovations in the non-rechargeable and rechargeable battery industries; and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements described herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any risk factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2017 to reflect new information or risks, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and the Risk Factors and our Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the year ended December 31, 2017.

The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts.

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design and manufacture power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems. We continually evaluate ways to grow, including through the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

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

Overview

Consolidated revenues of $23,069 for the three-month period ended April 1, 2018, increased by $1,034 or 4.7%, from $22,035 during the three-month period ended April 2, 2017, due to higher medical and government/defense shipments.

Gross profit for the three-month period ended April 1, 2018 was $7,282 or 31.6% of revenues, compared to $6,890 or 31.3% of revenues, for the same quarter a year ago. The 30 basis point improvement in gross margin resulted from the favorable product mix of our 2018 shipments.

Operating expenses decreased to $4,926 during the three-month period ended April 1, 2018, compared to $5,049 during the three-month period ended April 2, 2017. The decrease of $123 or 2.4% was attributable to continued tight control over discretionary spending.

Operating income for the three-month period ended April 1, 2018 was $2,356 or 10.2% of revenues, compared to $1,841 or 8.4% for the year-earlier period. The increase in operating income resulted from revenue growth, improvement in gross margin and reduction in operating expenses.

Net income attributable to Ultralife was $2,151, or $0.14 per share – basic and $0.13 per share – diluted, for the three-month period ended April 1, 2018, compared to $1,655, or $0.11 per share – basic and diluted, for the three-month period ended April 2, 2017.  Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,973 or 12.9% of revenues in the first quarter of 2018 compared to $2,477 or 11.2% of revenues for the first quarter of 2017. See the section “Adjusted EBITDA” beginning on page 21 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

A strong start to the year, backlog, and strict adherence to our business model parameters gives us confidence that we will deliver another year of profitable growth.

Results of Operations

Three-Month Periods Ended April 1, 2018 and April 2, 2017

Revenues. Consolidated revenues for the three-month period ended April 1, 2018 amounted to $23,069, an increase of $1,035, or 4.7%, from the $22,035 reported for the three-month period ended April 2, 2017.

Battery & Energy Products revenues decreased $254, or 1.5%, from $17,479 for the three-month period ended April 2, 2017 to $17,224 for the three month period ended April 1, 2018. Commercial revenues for the first quarter of 2018 comprised 56% of total revenues for the segment and increased 2.9% over the prior year period. This increase primarily resulted from 18.9% revenue growth attributable to our medical customers, partially offset by a reduction in the sales of our 9-Volt batteries.   Government and defense sales decreased 6.5% primarily due to the timing of shipments to a large non-U.S. global defense prime contractor and the U.S. Department of Defense.

Communications Systems revenues increased $1,289, or 28.3%, from $4,556 during the three-month period ended April 2, 2017 to $5,845 for the three-month period ended April 1, 2018. This increase is attributable to shipments of our Vehicle Amplifier-Adapters for the U.S. Army’s Special Force Assistance Brigades under a contract awarded in December 2017 and an increased shipment of our core products, such as 20-watt amplifiers and universal vehicle adapters.

Cost of Products Sold. Cost of products sold totaled $15,787 for the quarter ended April 1, 2018, an increase of $642, or 4.2%, from the $15,145 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue decreased from 68.7% for the three-month period ended April 2, 2017 to 68.4% for the three-month period ended April 1, 2018. Correspondingly, consolidated gross margin was 31.6% for the three-month period ended April 1, 2018, compared with 31.3% for the three-month period ended April 2, 2017, primarily reflecting sales mix.

For our Battery & Energy Products segment, gross profit for the first quarter of 2018 was $5,036 or 29.2% of revenues, an increase of $106 or 2.2% from gross profit of $4,930, or 28.2% of revenues, for the first quarter of 2017. Battery & Energy Products’ gross margin as a percentage of revenues increased for the three-month period ended April 1, 2018 by 100 basis points, reflecting product mix.

For our Communications Systems segment, gross profit for the first quarter of 2018 was $2,246 or 38.4% of revenues, an increase of $286 or 14.6%, from gross profit of $1,960, or 43.0% of revenues, for the first quarter of 2017. The 460 basis point decrease in gross margin as a percentage of revenue during 2018 is driven by product mix.

Operating Expenses. Total operating expenses for the three-month period ended April 1, 2018 totaled $4,926, a decrease of $123 or 2.4% from the $5,049 reported during the three-month period ended April 2, 2017. The decrease resulted from continued tight control over discretionary spending in 2018.

Overall, operating expenses as a percentage of revenues were 21.4% for the quarter ended April 1, 2018 compared to 22.9% for the quarter ended April 2, 2017. Amortization expense associated with intangible assets related to our acquisitions was $102 for the first quarter of 2018 ($64 in selling, general and administrative expenses and $38 in research and development costs), compared with $105 for the first quarter of 2017 ($65 in selling, general, and administrative expenses and $40 in research and development costs). Research and development costs were $1,101 for the three-month period ended April 1, 2018, a decrease of $37 or 3.3%, from $1,138 for the three-months ended April 2, 2017. The decrease primarily reflects the timing of development and testing costs associated with new products. Selling, general, and administrative expenses decreased $86 or 2.2%, to $3,825 during the first quarter of 2018 from $3,911 during the first quarter of 2017. The decrease is attributable to continued tight control over discretionary administrative spending.

Other Expense. Other expense totaled $133 for the three-month period ended April 1, 2018 compared to $93 for the three-month period ended April 2, 2017. Interest and financing expense decreased $35, from $68 for the first quarter of 2017 to $33 for the comparable period in 2018. The decrease is due to the more favorable terms of our Revolving Credit Agreement which was executed on May 31, 2017. Miscellaneous expense amounted to $100 for the first quarter of 2018 compared with $25 for the first quarter of 2017, primarily due to transactions impacted by foreign currency fluctuations between the U.S. dollar relative to Pounds Sterling and the Euro.

Income Taxes. The tax provision for the 2017 first quarter was $55 compared to $87 for the first quarter of 2017. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $2,151, or $0.14 per share – basic and $0.13 per share – diluted, for the three-month period ended April 1, 2018, compared to $1,655, or $0.11 per share – basic and diluted, for the three-month period ended April 2, 2017.  Average weighted common shares outstanding used to compute diluted earnings per share increased from 15,656,288 in the first quarter of 2017 to 16,202,314 in the first quarter of 2018.  The increase in 2018 is attributable to stock option exercises since the first quarter of 2017 and an increase in the weighted average stock price to compute diluted shares from $5.47 for the first quarter of 2017 to $8.17 for the first quarter of 2018.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended
	April 1,	April 2,
	2018	2017

Net Income Attributable to Ultralife	$2,151	$1,655
Add:
Interest and Financing Expense, Net	33	69
Income Tax Provision	55	87
Depreciation Expense	484	503
Amortization of Intangible Assets and Financing Fees	111	123
Stock-Based Compensation Expense	139	40
Adjusted EBITDA	$2,973	$2,477

Liquidity and Capital Resources

As of April 1, 2018, cash totaled $18,330, consistent with the cash balance at the beginning of the year.  During the three-month period ended April 1, 2018, we used cash in our operations of $921, as compared to $2,739 of cash generated from operations during the three-month period ended April 2, 2017, a decrease of $3,660.  Cash used in operations in 2018 consisted of net income of $2,168 and non-cash expenses (depreciation, amortization and stock-based compensation) totaling $734.  This was more than offset by an increase in accounts receivable of $939 primarily due to the timing of payments from a large customer, an increase in inventory of $502 to service 2018 backlog, and a net decrease in accounts payable and other working capital of $2,382 largely attributable to timing of inventory receipts and payments.

Cash provided by operations for the three-month period ended April 2, 2017 included net income of $1,661 plus non-cash expenses (depreciation, amortization and stock-based compensation) totaling $666, and a decrease in inventory of $771 resulting from the usage of inventory to service the 2017 backlog, partially offset by a $537 increase in accounts receivables due primarily to the timing of sales during the first quarter of 2017, and a net increase in accounts payable and other working capital items of $178 due in large part to procuring inventory associated with servicing backlog.

Cash used in investing activities for the three-month periods ended April 1, 2018 and April 2, 2017 consisted of capital expenditures of $172 and $581, respectively.

Cash provided by financing activities for the three months ended April 1, 2018 consisted of stock option exercise proceeds of $939.  Cash provided by financing activities for the three months ended April 2, 2017 consisted of stock option exercise proceeds of $741.

As of April 1, 2018, we had made commitments to purchase approximately $2,483 of production machinery and equipment, which we expect to fund through operating cash flows or debt borrowings.

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

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our 2017 Annual Report on Form 10-K should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the three months of 2018, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed. Refer to Note 2 for updated accounting policies to reflect the Company’s adoption of Topic 606 “Revenue from Contracts with Customers” as of January 1, 2018.

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

Dreamliner Litigation

In July 2013, an unoccupied Boeing 787 Dreamliner aircraft operated by Ethiopian Airlines was damaged by fire while parked at London Heathrow Airport. Following an investigation of this incident conducted by U.K. and U.S. regulatory authorities as well as by the manufacturer of the aircraft, a final report was issued by the Air Accidents Investigative Branch – UK Civil Aviation regulatory authority, with findings indicating that the fire was primarily caused by circumstances related to the plane’s emergency locator transmitter (“ELT”) manufactured and installed by another company.   A component of the ELT is a battery pack which incorporates Ultralife’s industry-standard lithium manganese dioxide non-rechargeable D-cell, which Ultralife has produced since 2001, with wide-use in global defense and commercial applications.

On May 4, 2015, we were notified of a lawsuit in which we were named, along with other suppliers to the aircraft manufacturer, concerning that 2013 fire, which was filed by Ethiopian Airlines Enterprise in the Commercial Court, Queen’s Bench Division of the High Court of Justice, London. We immediately referred this matter to our insurers.

This lawsuit has now been resolved (February 2018), the claimant has terminated the action against the Company, and the Court has acknowledged and consented to this termination. The matter was terminated without financial consequences to the Company.

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

ULTRALIFE CORPORATION
(Registrant)

Date: May 3, 2018	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	By: /s/ Philip A. Fain
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