Form 10-Q
period 2018-07-01
ULTRALIFE CORP
filed 2018-08-02
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 1, 2018

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

The number of shares outstanding of the registrant’s common stock was 15,945,777, net of 4,019,711 treasury shares, as of July 31, 2018.

ULTRALIFE CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
(Unaudited)

	July 1,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$20,285	$18,241
Restricted Cash	464	89
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $283 and $292, Respectively	15,468	14,657
Inventories, Net	24,861	26,326
Prepaid Expenses and Other Current Assets	2,445	2,603
Total Current Assets	63,523	61,916
Property, Equipment and Improvements, Net	8,056	7,570
Goodwill	20,322	20,458
Other Intangible Assets, Net	6,805	7,085
Deferred Income Taxes	32	32
Other Non-Current Assets	107	125
Total Assets	$98,845	$97,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,656	$8,787
Accrued Compensation and Related Benefits	1,711	2,413
Accrued Expenses and Other Current Liabilities	2,347	2,871
Income Taxes Payable	140	168
Total Current Liabilities	10,854	14,239
Deferred Income Taxes	3,891	3,867
Other Non-Current Liabilities	32	31
Total Liabilities	14,777	18,137

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock – Par Value $.10 Per Share; Authorized 1,000,000 Shares; None Issued	-	-
Common Stock – Par Value $.10 Per Share; Authorized 40,000,000 Shares; Issued – 19,961,404 Shares at July 1, 2018 and 19,670,928 Shares at December 31, 2017; Outstanding – 15,941,693 Shares at July 1, 2018 and 15,651,217 Shares at December 31, 2017	1,996	1,966
Capital in Excess of Par Value	181,818	180,211
Accumulated Deficit	(79,117)	(82,894)
Accumulated Other Comprehensive Loss	(2,036)	(1,611)
Treasury Stock - At Cost; 4,019,711 Shares	(18,469)	(18,469)
Total Ultralife Corporation Equity	84,192	79,203
Non-Controlling Interest	(124)	(154)
Total Shareholders’ Equity	84,068	79,049

Total Liabilities and Shareholders' Equity	$98,845	$97,186

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands except per share amounts)
(unaudited)

	Three month periods ended		Six month periods ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017

Revenues	$22,864	$19,939	$45,933	$41,974
Cost of products sold	16,314	13,718	32,101	28,863
Gross profit	6,550	6,221	13,832	13,111

Operating expenses:
Research and development	1,218	1,185	2,318	2,323
Selling, general and administrative	3,700	3,714	7,526	7,625
Total operating expenses	4,918	4,899	9,844	9,948

Operating income	1,632	1,322	3,988	3,163

Other expense (income):
Interest and financing expense	21	41	54	109
Miscellaneous	(107)	8	(6)	33
Income before income tax provision	1,718	1,273	3,940	3,021
Income tax provision	78	179	133	266

Net income	1,640	1,094	3,807	2,755

Net income attributable to non-controlling interest	13	-	30	6

Net income attributable to Ultralife Corporation	1,627	1,094	3,777	2,749

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,177)	494	(425)	753

Comprehensive income attributable to Ultralife Corporation	$450	$1,588	$3,352	$3,502

Net income per share attributable to Ultralife common shareholders – basic	$.10	$.07	$.24	$.18

Net income per share attributable to Ultralife common shareholders – diluted	$.10	$.07	$.23	$.17

Weighted average shares outstanding – basic	15,922	15,510	15,813	15,461
Potential common shares	598	340	541	291
Weighted average shares outstanding - diluted	16,520	15,850	16,354	15,752

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
(Unaudited)

	Six Month Periods Ended
	July 1,	July 2,
	2018	2017
OPERATING ACTIVITIES:
Net Income	$3,807	$2,755
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation	980	1,010
Amortization of Intangible Assets	203	209
Amortization of Financing Fees	18	33
Stock-Based Compensation	344	396
Deferred Income Taxes	36	79
Changes in Operating Assets and Liabilities:
Accounts Receivable	(872)	(274)
Inventories	1,338	(904)
Prepaid Expenses and Other Assets	141	246
Accounts Payable and Other Liabilities	(4,177)	478
Net Cash Provided By Operating Activities	1,818	4,028

INVESTING ACTIVITIES:
Purchases of Property, Equipment and Improvements	(999)	(836)
Net Cash Used In Investing Activities	(999)	(836)

FINANCING ACTIVITIES:
Proceeds from Stock Option Exercise	1,293	989
Proceeds from Government Grant	397	-
Net Cash Provided By Financing Activities	1,690	989

Effect of Exchange Rate Changes on Cash	(90)	123

INCREASE IN CASH	2,419	4,304

Cash, Beginning of Period	18,330	10,629
Cash, End of Period	$20,749	$14,933

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

Revenues recognized from prior period performance obligations for the three and six months ended July 1, 2018 were not material.

As of July 1, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017 were not material.

Accounts Receivable

We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days. Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Accounts outstanding for longer than contractual payment terms are considered past due and are reviewed for collectability. We maintain reserves for potential credit losses based upon our historical experience and the aging of specific receivables. Receivable balances are written off when collection is deemed unlikely.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of July 1, 2018.

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

See Note 12 for disaggregated revenue information.

3.     CASH

The Company had cash and restricted cash totaling $20,749 and $18,330 as of July 1, 2018 and December 31, 2017, respectively.

	July 1,	December 31,
	2018	2017
Cash	$20,285	$18,241
Restricted Cash	464	89
Total	$20,749	$18,330

Restricted cash at July 1, 2018 consists of a government grant awarded in the People’s Republic of China to fund specified technological research and development expenditures.  The grant proceeds will be realized to income as a direct offset to expense as the expenditures are incurred.  No expenditures have been incurred or proceeds realized with respect to the grant as of July 1, 2018. Restricted cash also includes deposits withheld by the Dutch tax authorities and third party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the statement of cash flows.

4.     INVENTORIES

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	July 1,	December 31,
	2018	2017
Raw Materials	$13,739	$14,606
Work In Process	2,337	2,013
Finished Goods	8,785	9,707
Total	$24,861	$26,326

5.     PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	July 1,	December 31,
	2018	2017
Land	$123	$123
Buildings and Leasehold Improvements	7,858	7,858
Machinery and Equipment	51,121	50,852
Furniture and Fixtures	1,997	2,005
Computer Hardware and Software	5,461	5,338
Construction In Process	1,550	535
	68,110	66,711
Less: Accumulated Depreciation	(60,054)	(59,141)
Property, Equipment and Improvements, Net	$8,056	$7,570

Depreciation expense for property, equipment and improvements was as follows:

	Three-month periods ended		Six-month periods ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Depreciation expense	$496	$507	$980	$1,010

6.     GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the six-month periods ended July 1, 2018 and July 2, 2017:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2016	$8,472	$11,493	$19,965
Effect of Foreign Currency Translation	258	-	258
Balance – July 2, 2017	8,730	11,493	20,223
Effect of Foreign Currency Translation	235	-	235
Balance - December 31, 2017	8,965	11,493	20,458
Effect of Foreign Currency Translation	(136)	-	(136)
Balance – July 1, 2018	$8,829	$11,493	$20,322

b. Other Intangible Assets

The composition of other intangible assets was:

	at July 1, 2018
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,410	$-	$3,410
Customer Relationships	6,555	4,305	2,250
Patents and Technology	5,520	4,662	858
Distributor Relationships	377	377	-
Trade Name	383	96	287
Total Other Intangible Assets	$16,245	$9,440	$6,805

	at December 31, 2017
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,411	$-	$3,411
Customer Relationships	6,618	4,208	2,410
Patents and Technology	5,545	4,595	950
Distributor Relationships	377	377	-
Trade Name	393	79	314
Total Other Intangible Assets	$16,344	$9,259	$7,085

Amortization expense for intangible assets was as follows:

	Three-month periods ended		Six-month periods ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Amortization included in:
Research and development	$37	$41	$75	$81
Selling, general and administrative	64	63	128	128
Total amortization expense	$101	$104	$203	$209

The decrease in the cost value of total other intangible assets from December 31, 2017 to July 1, 2018 of $99 is the result of the effect of foreign currency translations.

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

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of July 1, 2018.

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

As of July 1, 2018, we had no outstanding balance under the Credit Facility and no outstanding letters of credit related to the Credit Facility.

8.     SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-month periods ended		Six-month periods ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Stock Options	$186	$352	$309	$388
Restricted Stock Grants	19	4	35	8
Total	$205	$356	$344	$396

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of July 1, 2018, there was $844 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes stock option activity for the six-month period ended July 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,860,211	$6.10
Granted	216,500	9.68
Exercised	(290,476)	4.56
Forfeited or Expired	(116,199)	11.53
Outstanding at July 1, 2018	1,670,036	$6.45	3.86	$5,886
Vested and Expected to Vest at July 1, 2018	1,563,589	$6.43	3.72	$5,584
Exercisable at July 1, 2018	981,556	$4.86	3.02	$4,648

The following assumptions were used to value stock options granted during the six months ended July 1, 2018:

Risk-Free Interest Rate	2.6%
Volatility Factor	47%
Weighted Average Expected Life (Years)	5
Dividends	0.0%

The weighted average grant date fair value of options granted during the six months ended July 1, 2018 was $4.22.

On July 25, 2018, the Company’s Board of Directors, at the recommendation of the Compensation and Management Committee and pursuant to the Company’s Amended and Restated 2004 Long-Term Incentive Plan, modified the option previously granted to the Company’s President and Chief Executive Officer to purchase an aggregate 200,000 shares of the Company’s common stock at $10.00, such that the option will vest immediately upon the Company’s common stock first reaching a closing price $10.00 for 15 trading days in a 30 trading-day period.  The option expires December 30, 2020.  The transaction will be accounted for as an equity award modification pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The Company will recognize for the third quarter 2018 compensation cost of approximately $182, representing the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.  The incremental fair value was determined using a Monte Carlo simulation option-pricing model consistent with the valuation methodology used to value and recognize the original award.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first six months of 2018 or 2017.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended July 1, 2018 and July 2, 2017 was $354 and $248, respectively. Cash received from stock option exercises under our stock-based compensation plans for the six-month periods ended July 1, 2018 and July 2, 2017 was $1,293 and $989, respectively.

In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees. These shares vest in equal annual installments over three years. The weighted average grant date fair value of these awards was $7.16 per share. Unrecognized compensation cost related to these restricted shares was $91 at July 1, 2018.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. At July 1, 2018, the amounts recorded for the Tax Act remain provisional for the transition tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the Global Intangible Low-Taxed Income (“GILTI”) provisions. At July 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method.

For the three-month periods ended July 1, 2018 and July 2, 2017, we recognized $78 and $179, respectively, in income tax expense. For the six-month periods ended July 1, 2018 and July 2, 2017, we recognized $133 and $266, respectively, in income tax expense. These are detailed as follows:

	Three-month periods ended		Six-month periods ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Current Income Tax Provision:
Foreign	$57	$130	$89	$151
Federal	0	6	0	28
State	4	3	8	8
Deferred Income Tax Provision	17	40	36	79
Total	$78	$179	$133	$266

The deferred income tax benefit for 2018 represents the increase in the taxable temporary difference related to goodwill and certain other indefinite-lived intangible assets of the U.S. operations that cannot be predicted to reverse for book purposes during our loss carryforward periods, partially offset by the amortization of certain intangible assets of Accutronics (U.K.).  The deferred income tax provision for 2017 reflects the higher previously-enacted U.S corporate tax rate.  The current income tax provisions for 2018 and 2017 are primarily due to the income generated by our foreign operations during the respective periods.

Our effective consolidated tax rates for the six-month periods ended July 1, 2018 and July 2, 2017 were:

	Six-Month Periods Ended
	July 1,	July 2,
	2018	2017

Income Before Income Taxes	$3,940	$3,021

Income Tax Provision	133	266

Effective Income Tax Rate	3.4%	8.8%

In 2018 and 2017, in the U.S. and for certain past operations in the U.K., we recognize a valuation allowance for our net operating loss carryforwards and other deferred tax assets that cannot be offset by reversing temporary differences. The recognition of the valuation allowance is based on an assessment of all available evidence, both positive and negative, weighted based on objective verifiability. The assessment of the realizability of the U.S. deferred tax assets was based on a number of factors including our history of operating losses, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. The use of our U.K. net operating loss carryforwards may be limited due to the change in the past U.K. operation. Based on our assessment of all available evidence and its weighting based on objective verifiability, we concluded that the realizability of these deferred tax assets is not more likely than not at July 1, 2018. In both 2018 and 2017, we have not recognized a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

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

As of July 1, 2018, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at July 1, 2018 and December 31, 2017.

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

10.     EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to the Company’s common shareholders by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended July 1, 2018, 1,268,286 stock options and 17,500 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 598,061 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended July 2, 2017, 1,055,097 stock options and 13,400 restricted stock awards were included in the calculation of Diluted EPS resulting in 339,705 additional shares in the calculation of fully diluted earnings per share. For the six-month periods ended July 1, 2018 and July 2, 2017, 1,254,286 and 1,055,097 stock options and 17,500 and 13,400 restricted stock awards, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 540,836 and 291,062 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 401,750 and 1,060,916 outstanding stock options for the three-month periods ended July 1, 2018 and July 2, 2017, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 415,750 and 1,060,916 outstanding stock options for the six-month periods ended July 1, 2018 and July 2, 2017, respectively, which were not included in EPS as the effect would be anti-dilutive.

11.     COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of July 1, 2018, we have made commitments to purchase approximately $2,381 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first six months of 2018 and 2017 were as follows:

	Six-Month Periods Ended
	July 1, 2018	July 2, 2017
Accrued Warranty Obligations – Beginning	$149	$172
Accruals for Warranties Issued	7	29
Settlements Made	(5)	(38)
Accrued Warranty Obligations – Ending	$151	$163

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

The components of segment performance were as follows:

Three-Month Period Ended July 1, 2018:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$17,831	$5,033	$-	$22,864
Segment Contribution	4,926	1,624	(4,918)	1,632
Interest, Financing and Miscellaneous
Income, Net			86	86
Tax Provision			(78)	(78)
Non-Controlling Interest			(13)	(13)
Net Income Attributable to Ultralife				$1,627

Three-Month Period Ended July 2, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$16,880	$3,059	$-	$19,939
Segment Contribution	4,741	1,480	(4,899)	1,322
Interest, Financing and Miscellaneous
Expense, Net			(49)	(49)
Tax Provision			(179)	(179)
Non-Controlling Interest			-	-
Net Income Attributable to Ultralife				$1,094

Six-Month Period Ended July 1, 2018:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$35,055	$10,878	$-	$45,933
Segment Contribution	9,962	3,870	(9,844)	3,988
Interest, Financing and Miscellaneous
Expense, Net			(48)	(48)
Tax Provision			(133)	(133)
Non-Controlling Interest			(30)	(30)
Net Income Attributable to Ultralife				$3,777

Six-Month Period Ended July 2, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$34,359	$7,615	$-	$41,974
Segment Contribution	9,671	3,440	(9,948)	3,163
Interest, Financing and Miscellaneous
Expense, Net			(142)	(142)
Tax Provision			(266)	(266)
Non-Controlling Interest			(6)	(6)
Net Income Attributable to Ultralife				$2,749

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-Month Period Ended July 1, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$17,831	$10,254	$7,577
Communications Systems	5,033	-	5,033
Total	$22,864	$10,254	$12,610
		45%	55%

Three-Month Period Ended July 2, 2017:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$16,880	$10,818	$6,062
Communications Systems	3,059	-	3,059
Total	$19,939	$10,818	$9,121
		54%	46%

Six-Month Period Ended July 1, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$35,055	$19,880	$15,175
Communications Systems	10,878	-	10,878
Total	$45,933	$19,880	$26,053
		43%	57%

Six-Month Period Ended July 2, 2017:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$34,359	$20,170	$14,189
Communications Systems	7,615	-	7,615
Total	$41,974	$20,170	$21,804
		48%	52%

U.S. and Non-U.S. Revenue Information1:

Three-Month Period Ended July 1, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$17,831	$10,647	$7,184
Communications Systems	5,033	5,033	-
Total	$22,864	$15,680	$7,184
		69%	31%

Three-Month Period Ended July 2, 2017:	Total Revenue	United States	Non-United States
Battery & Energy Products	$16,880	$7,248	$9,632
Communications Systems	3,059	2,789	270
Total	$19,939	$10,037	$9,902
		50%	50%

Six-Month Period Ended July 1, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$35,055	$20,062	$14,993
Communications Systems	10,878	10,606	272
Total	$45,933	$30,668	$15,265
		67%	33%

Six-Month Period Ended July 2, 2017:	Total Revenue	United States	Non-United States
Battery & Energy Products	$34,359	$16,665	$17,694
Communications Systems	7,615	7,257	358
Total	$41,974	$23,922	$18,052
		57%	43%

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted this standard effective January 1, 2018. Adoption of this standard did not impact our Consolidated Financial Statements for the current or prior periods presented.

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

In March 2018, the FASB issued Accounting Standards Update 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The standard adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118. We have determined reasonable estimates for those effects and have recorded provisional amounts in our Consolidated Financial Statements as of July 1, 2018 and December 31, 2017.

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

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and international defense departments. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTI™, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™ brands. We have sales, operations and product development facilities in North America, Europe and Asia.

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

Overview

Consolidated revenues of $22,864 for the three-month period ended July 1, 2018, increased by $2,925 or 14.7%, from $19,939 during the three-month period ended July 2, 2017, due to higher government/defense and medical shipments.

Gross profit for the three-month period ended July 1, 2018 was $6,550 or 28.6% of revenues, compared to $6,221 or 31.2% of revenues, for the same quarter a year ago. The decline in gross margin resulted from product mix.

Operating expenses slightly increased to $4,918 during the three-month period ended July 1, 2018, compared to $4,899 during the three-month period ended July 2, 2017. Both periods reflect continued tight control over discretionary spending.

Operating income for the three-month period ended July 1, 2018 was $1,632 or 7.1% of revenues, compared to $1,322 or 6.6% for the year-earlier period. The increase in operating income resulted from revenue growth and operating expense leverage.

Net income attributable to Ultralife was $1,627, or $0.10 per share – basic and diluted, for the three-month period ended July 1, 2018, compared to $1,094, or $0.07 per share – basic and diluted, for the three-month period ended July 2, 2017.

Adjusted EBITDA, defined as net income (loss) attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, plus/minus expenses/income that we do not consider reflective of our ongoing operations, amounted to $2,537 in the second quarter of 2018 compared to $2,296 for the second quarter of 2017. See the section “Adjusted EBITDA” beginning on page 26 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

A strong first half, expanding revenue opportunities, and adherence to our business model parameters position us well to deliver another year of profitable growth in 2018.

Results of Operations

Three-Month Periods Ended July 1, 2018 and July 2, 2017

Revenues. Consolidated revenues for the three-month period ended July 1, 2018 amounted to $22,864, an increase of $2,925, or 14.7%, from the $19,939 reported for the three-month period ended July 2, 2017.

Battery & Energy Products revenues increased $951, or 5.6%, from $16,880 for the three-month period ended July 2, 2017 to $17,831 for the three-month period ended July 1, 2018. Government and defense sales increased 25.0% due primarily to sales of our primary 5390 batteries to the U.S. Department of Defense and higher shipments to a large U.S. global defense prime contractor. Commercial revenues for the second quarter of 2018 comprised 57.5% of total revenues for the segment and declined 5.2% as increases in medical shipments of 7.8% and 9-Volt batteries of 4.0% were offset by lower industrial commercial sales.

Communications Systems revenues increased $1,974, or 64.5%, from $3,059 during the three-month period ended July 2, 2017 to $5,033 for the three-month period ended July 1, 2018. This increase is attributable to shipments of our Vehicle Installed Power Enhanced Riflemen Appliqué (“VIPER”) and Vehicle Amplifier Adapters for the U.S. Army’s Security Force Assistance Brigades to a large global defense prime contractor.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $16,314 for the quarter ended July 1, 2018, an increase of $2,596, or 18.9%, from the $13,718 reported for the same three-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 68.8% for the three-month period ended July 2, 2017 to 71.4% for the three-month period ended July 1, 2018. Correspondingly, consolidated gross margin was 28.6% for the three-month period ended July 1, 2018, compared with 31.2% for the three-month period ended July 2, 2017, primarily reflecting sales mix.

For our Battery & Energy Products segment, gross profit for the second quarter of 2018 was $4,926 or 27.6% of revenues, an increase of $185 or 3.9% from gross profit of $4,741, or 28.1% of revenues, for the second quarter of 2017. Battery & Energy Products’ gross margin decreased for the three-month period ended July 1, 2018 by 50 basis points, reflecting product mix.

For our Communications Systems segment, gross profit for the second quarter of 2018 was $1,624 or 32.3% of revenues, an increase of $144 or 9.7%, from gross profit of $1,480, or 48.4% of revenues, for the second quarter of 2017. The decrease in gross margin between the periods is due to product mix.

Operating Expenses. Total operating expenses for the three-month period ended July 1, 2018 totaled $4,918, an increase of $19 or 0.4% from the $4,899 reported during the three-month period ended July 2, 2017. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 21.5% for the quarter ended July 1, 2018 compared to 24.6% for the quarter ended July 2, 2017. Amortization expense associated with intangible assets related to our acquisitions was $101 for the second quarter of 2018 ($64 in selling, general and administrative expenses and $37 in research and development costs), compared with $104 for the second quarter of 2017 ($63 in selling, general, and administrative expenses and $41 in research and development costs). Research and development costs were $1,218 for the three-month period ended July 1, 2018, an increase of $33 or 2.8%, from $1,185 for the three-months ended July 2, 2017. The increase primarily reflects the timing of development and testing costs associated with new products. Selling, general, and administrative expenses decreased $14 or 0.4%, to $3,700 for the second quarter of 2018 from $3,714 for the second quarter of 2017. The slight decrease is attributable to continued tight control over discretionary administrative spending.

Other Expense (Income). Other income totaled $86 for the three-month period ended July 1, 2018 compared to other expense of $49 for the three-month period ended July 2, 2017. Interest and financing expense decreased $20, from $41 for the second quarter of 2017 to $21 for the comparable period in 2018. The decrease is due to the more favorable terms of our Revolving Credit Agreement which was executed on May 31, 2017, as well as higher interest income due to our increased cash balance. Miscellaneous income amounted to $107 for the second quarter of 2018 compared with miscellaneous expense of $8 for the second quarter of 2017, primarily due to transactions impacted by foreign currency fluctuations in the U.S. dollar relative to the Pound Sterling, and the strengthening of the U.S dollar to the Pound Sterling by 6% from the end of first quarter to the end of the second quarter in 2018.

Income Taxes. The tax provision for the 2018 second quarter was $78 compared to $179 for the second quarter of 2017. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $1,627, or $0.10 per share – basic and diluted, for the three-month period ended July 1, 2018, compared to $1,094, or $0.07 per share – basic and diluted, for the three-month period ended July 2, 2017. Average weighted common shares outstanding used to compute diluted earnings per share increased from 15,849,578 in the second quarter of 2017 to 16,519,593 in the second quarter of 2018. The increase in 2018 is attributable to stock option exercises since the second quarter of 2017 and an increase in the weighted average stock price to compute dilute shares from $6.28 for the second quarter of 2017 to $9.64 for the second quarter of 2018.

Six-month periods ended July 1, 2018 and July 2, 2017

Revenues. Consolidated revenues for the six-month period ended July 1, 2018 amounted to $45,933, an increase of $3,959 or 9.4%, from the $41,974 reported for the six-month period ended July 2, 2017.

Battery & Energy Products revenues increased $696, or 2.0%, from $34,359 for the six-month period ended Ju1y 2, 2017 to $35,055 for the six-month period ended July 1, 2018. Government and defense sales of this business increased 6.9% from the 2017 six-month period and now comprise 43.3% of total segment sales versus 41.3% last year. The increase primarily reflects sales of our primary 5390 batteries to the U.S. Department of Defense and higher battery and charger shipments to a large U.S. global defense prime contractor. Commercial revenues of this business decreased 1.4% from the 2017 six-month period and now comprise 56.7% of total segment sales versus 58.7% last year. The year-over-year decrease resulted from 13.0% year-over-year growth in the shipment of medical batteries and chargers, which was offset by lower shipments of 9-Volt batteries and industrial commercial products.

Communications Systems revenues increased $3,263, or 42.8%, from $7,615 during the six-month period ended July 2, 2017 to $10,878 for the six-month period ended July 1, 2018.  This increase is attributable to the fulfillment of a Vehicle Amplifier Adapters award received in December 2017 for the U.S. Army’s Security Force Assistance Brigades award from a large global defense prime contractor, and shipments of our Vehicle Installed Power Enhanced Riflemen Appliqué (“VIPER”).

Cost of Products Sold / Gross Profit. Cost of products sold totaled $32,101 for the six-month period ended July 1, 2018, an increase of $3,238 or 11.2%, from the $28,863 reported for the same six-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 68.8% for the six-month period ended July 2, 2017 to 69.9% for the six-month period ended July 1, 2018. Correspondingly, consolidated gross margin was 30.1% for the six-month period ended July 1, 2018, compared with 31.2% for the six-month period ended July 2, 2017, due product mix.

For our Battery & Energy Products segment, the cost of products sold increased $405 or 1.6%, from $24,688 during the six-month period ended July 2, 2017 to $25,093 during the six-month period ended July 1, 2018. Battery & Energy Products’ gross profit for the 2018 six-month period was $9,962 or 28.4% of revenues, an increase of $291 or 3.0% from gross profit of $9,671, or 28.1% of revenues, for the 2017 six-month period. Battery & Energy Products’ gross margin increased for the six-month period ended July 1, 2018 by 30 basis points, reflecting the mix of products sold.

For our Communications Systems segment, the cost of products sold increased by $2,833 or 67.9% from $4,175 during the six-month period ended July 2, 2017 to $7,008 during the six-month period ended July 1, 2018. Communications Systems’ gross profit for the first six months of 2018 was $3,870 or 35.6% of revenues, an increase of $430 or 12.5% from gross profit of $3,440 or 45.2% of revenues, for the second quarter of 2017. The decrease in gross margin during 2018 is due to product mix reflecting the higher sales for competitively big U.S. Department of Defense contracts in the current six-month period.

Operating Expenses. Total operating expenses for the six-month period ended July 1, 2018 totaled $9,844, a decrease of $104 or 1.0% from the $9,948 recorded during the six-month period ended June 2, 2017. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 21.4% for the six-month period ended July 1, 2018 compared to 23.7% for the comparable 2017 period. Amortization expense associated with intangible assets related to our acquisitions was $203 for the first six months of 2018 ($128 in selling, general and administrative expenses and $75 in research and development costs), compared with $209 for the first six months of 2017 ($128 in selling, general, and administrative expenses and $81 in research and development costs). Research and development costs were $2,318 for the six-month period ended July 1, 2018, essentially flat with the $2,323 for the six-months ended July 2, 2017. Selling, general, and administrative expenses decreased $99 or 1.3%, from $7,625 during the first six months of 2017 to $7,526 during the first six months of 2018 in line with our tight control over discretionary spending.

Other Expense. Other expense totaled $48 for the six-month period ended July 1, 2018 compared to $142 for the six-month period ended July 2, 2017. Interest and financing expense decreased $55 to $54 for the 2018 period from $109 for the comparable period in 2017, as a result of the more favorable terms of our Revolving Credit Agreement which was executed on May 31, 2017, as well as higher interest income due to our increased cash balance. Miscellaneous income amounted to $6 for the first six months of 2018 compared with expense of $33 for the first six months of 2017, primarily due to fluctuations in the U.S. dollar relative to the Pound Sterling.

Income Taxes. We recognized a tax provision of $133 for the first two quarters of 2018 compared with a tax provision of $266 for the first two quarters of 2017. The decrease of $133 or 50.0% was due to the geographic mix of earnings for the periods and the favorable impact resulting from the lower U.S. Federal tax rates and elimination of the alternative minimum taxes in conjunction with the Tax Cuts & Jobs Act. The effective consolidated tax rates for the six-month periods ended July 1, 2018 and July 2, 2017 were 3.4% and 8.8%, respectively. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and Net income attributable to Ultralife common shareholders per diluted share was $3,777 and $0.23, respectively, for the six months ended July 1, 2018, compared to $2,749 and $0.17, respectively, for the six months ended July 2, 2017. Average common shares outstanding used to compute diluted earnings per share increased from 15,751,578 in the 2017 period to 16,353,705 in the 2018 period, mainly due to the exercise of stock options under our Long-Term Incentive Plans and the increased stock price.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Adjusted EBITDA is calculated as follows for the periods presented:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017

Net Income Attributable to Ultralife	$1,627	$1,094	$3,777	$2,749
Add:
Interest and Financing Expense, Net	21	41	54	109
Income Tax Provision	78	179	133	266
Depreciation expense	496	507	980	1,010
Amortization of Intangible Assets and Financing Fees	110	119	221	242
Stock-Based Compensation Expense	205	356	344	396
Adjusted EBITDA	$2,537	$2,296	$5,509	$4,772

Liquidity and Capital Resources

As of July 1, 2018, cash totaled $20,749, an increase of $2,419 from the beginning of the year. During the six-month period ended July 1, 2018, we generated $1,818 of cash from our operating activities. Cash generated from operations in 2018 consisted of net income of $3,807, non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,545, an increase of $872 in accounts receivable largely due to the timing of shipments, a decrease of $1,338 in inventory primarily due to the fulfillment of orders, and a decrease in accounts payable and other working capital items of $4,000 primarily due to the payment of procured inventory, deposits for capital projects, and the timing of compensation and benefit-related expenditures.

Cash of $4,028 generated from operations for the six-month period ended July 2, 2017 consisted of net income of $2,755, non-cash expenses (depreciation, amortization and stock-based compensation) totaling $1,648, an increase of $274 in accounts receivable largely due to the timing of shipments, a $904 increase in inventory to service 2017 backlog and an increase in accounts payable and other working capital items of $803 primarily attributable to procured inventory.

Cash used in investing activities for the six-month periods ended July 1, 2018 and July 2, 2017 amounted to $999 and $836, respectively, representing capital expenditures in the respective periods.

Cash provided by financing activities for the six-month period ended July 1, 2018 totaled $1,690, consisting of cash proceeds of $1,293 from stock option exercises and $397 for a government grant awarded in the People’s Republic of China to fund specified future technological research and development expenditures.  Cash provided by financing activities for the six-month period ended July 2, 2017 consisted of $989 in stock option exercise proceeds.

In July 2017, the Company made a strategic decision to invest up to $4,300 in our Newark, New York facility to modernize our manufacturing capability for production of premium 3-volt primary batteries for various applications in the rapidly growing, wireless Internet of Things (“IoT”) market.  This investment, in line with our strategy to diversify revenues outside of the core U.S. government/defense markets and focus on transformational commercial opportunities, will enable us to produce a premium product with performance differentiation and incorporate the manufacturing technology expertise required to deliver a clear competitive advantage in terms of product performance, volume, safety, value proposition and strategic supply chain access to the end market and OEM’s.  In addition to the IoT market, the product will also expand customer options in the legacy smoke detector market by providing our customers the choice between our industry leading next generation 9-volt battery, or a new premium 3-volt product. Low volume equipment production to support product qualification builds in partnership with customers is expected to start during the second half of 2018, with higher volume US production expected beginning in early 2019.

Debt Commitments

We have financing through our Credit Facility with KeyBank, which provides a $30,000 secured, cash flow-based, revolving credit facility that includes a $1,500 letter of credit subfacility. There have been no borrowings under the Credit Facility. See Note 7 in the Notes to the Consolidated Financial Statements for additional information regarding our Credit Facility.

The Company currently believes that the cash flow generated from operations and, when necessary, available borrowing from our Credit Facility, will be sufficient to meet its current and long-term funding requirements for the foreseeable future.

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

During the six months of 2018, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed. Refer to Note 2 for updated accounting policies to reflect the Company’s adoption of Topic 606 “Revenue from Contracts with Customers” as of January 1, 2018.

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

ULTRALIFE CORPORATION
(Registrant)

Date: August 2, 2018	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	By: /s/ Philip A. Fain
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