Form 10-Q
period 2018-09-30
ULTRALIFE CORP
filed 2018-11-01
CIK 875657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock was 15,956,677, net of 4,019,711 treasury shares, as of October 31, 2018.

ULTRALIFE CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3

	Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three and Nine Month Periods Ended September 30, 2018 and October 1, 2017	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Month Periods Ended September 30, 2018 and October 1, 2017	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 1A.	Risk Factors	28

ITEM 6.	Exhibits	29

	Signatures	30

	Index to Exhibits	31

PART I.    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$25,013	$18,241
Restricted Cash	441	89
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $277 and $292, Respectively	14,533	14,657
Inventories, Net	23,118	26,326
Prepaid Expenses and Other Current Assets	2,900	2,603
Total Current Assets	66,005	61,916
Property, Equipment and Improvements, Net	8,792	7,570
Goodwill	20,201	20,458
Other Intangible Assets, Net	6,670	7,085
Deferred Income Taxes	32	32
Other Non-Current Assets	96	125
Total Assets	$101,796	$97,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,260	$8,787
Accrued Compensation and Related Benefits	1,641	2,413
Accrued Expenses and Other Current Liabilities	3,342	2,871
Income Taxes Payable	121	168
Total Current Liabilities	12,364	14,239
Deferred Income Taxes	3,904	3,867
Other Non-Current Liabilities	32	31
Total Liabilities	16,300	18,137

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred Stock – Par Value $.10 Per Share; Authorized 1,000,000 Shares; None Issued	-	-
Common Stock – Par Value $.10 Per Share; Authorized 40,000,000 Shares; Issued – 19,976,388 and 19,670,928 Shares, respectively; Outstanding – 15,956,677 and 15,651,217 Shares, respectively	1,998	1,966
Capital in Excess of Par Value	182,246	180,211
Accumulated Deficit	(77,709)	(82,894)
Accumulated Other Comprehensive Loss	(2,473)	(1,611)
Treasury Stock - At Cost; 4,019,711 Shares	(18,469)	(18,469)
Total Ultralife Corporation Equity	85,593	79,203
Non-Controlling Interest	(97)	(154)
Total Shareholders’ Equity	85,496	79,049

Total Liabilities and Shareholders' Equity	$101,796	$97,186

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands except per share amounts)

(Unaudited)

	Three month periods ended		Nine month periods ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017

Revenues	$20,330	$21,047	$66,263	$63,022
Cost of products sold	14,289	14,792	46,390	43,656
Gross profit	6,041	6,255	19,873	19,366

Operating expenses:
Research and development	1,099	1,355	3,417	3,678
Selling, general and administrative	3,442	3,637	10,968	11,262
Total operating expenses	4,541	4,992	14,385	14,940

Operating income	1,500	1,263	5,488	4,426

Other expense (income):
Interest and financing expense	13	38	67	147
Miscellaneous	(34)	20	(40)	53
Income before income tax provision	1,521	1,205	5,461	4,226
Income tax provision	86	104	219	370

Net income	1,435	1,101	5,242	3,856

Net income attributable to non-controlling interest	27	3	57	8

Net income attributable to Ultralife Corporation	1,408	1,098	5,185	3,848

Other comprehensive (loss) income:
Foreign currency translation adjustments	(436)	440	(862)	1,193

Comprehensive (loss) income attributable to Ultralife Corporation	$972	$1,538	$4,323	$5,041

Net income per share attributable to Ultralife common shareholders – basic	$.09	$.07	$.33	$.25

Net income per share attributable to Ultralife common shareholders – diluted	$.09	$.07	$.32	$.24

Weighted average shares outstanding – basic	15,952	15,564	15,859	15,495
Potential common shares	571	407	548	323
Weighted average shares outstanding - diluted	16,523	15,971	16,407	15,818

The accompanying notes are an integral part of these consolidated financial statements.

ULTRALIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

(Unaudited)

	Nine Month Periods Ended
	September 30,	October 1,
	2018	2017
OPERATING ACTIVITIES:
Net Income	$5,242	$3,856
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation	1,476	1,507
Amortization of Intangible Assets	300	315
Amortization of Financing Fees	27	42
Stock-Based Compensation	707	529
Deferred Income Taxes	54	117
Changes in Operating Assets and Liabilities:
Accounts Receivable	(8)	(2,412)
Inventories	2,947	(1,221)
Prepaid Expenses and Other Assets	(338)	(582)
Accounts Payable and Other Liabilities	(2,876)	1,506
Net Cash Provided By Operating Activities	7,531	3,657

INVESTING ACTIVITIES:
Purchases of Property, Equipment and Improvements	(1,994)	(971)
Net Cash Used In Investing Activities	(1,994)	(971)

FINANCING ACTIVITIES:
Proceeds from Stock Option Exercises	1,357	1,120
Proceeds from Government Grant	397	-
Net Cash Provided By Financing Activities	1,754	1,120

Effect of Exchange Rate Changes on Cash	(167)	172

INCREASE IN CASH	7,124	3,978

Cash, Beginning of Period	18,330	10,629
Cash, End of Period	$25,454	$14,607

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

On October 31, 2018, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on November 1, 2018, under which the Company is authorized to purchase up to 2.5 million shares of its outstanding common stock over a period not to exceed twelve months.

Under the Share Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  The timing, manner, price and amount of any repurchase will be determined at the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified by the Company’s Board of Directors at any time for any reason and does not obligate the Company to purchase any specific number of shares.  Under the Program, all purchases will be made in accordance with Securities Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases.

3.	REVENUES

Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09 (Topic 606) “Revenue from Contracts with Customers”. Adoption of Topic 606 did not impact the timing of revenue recognition in our Consolidated Financial Statements for the current or prior interim or annual periods. Accordingly, no adjustments have been made to opening retained earnings or prior period amounts.

Revenue Recognition

Revenues are generated from the sale of products. Performance obligations are met and revenue is recognized upon transfer of control to the customer, which is generally upon shipment. When contract terms require transfer of control upon delivery at a customer’s location, revenue is recognized on the date of delivery. Revenue is measured as the amount of consideration we expect to receive in exchange for shipped product. Sales, value-added and other taxes billed and collected from customers are excluded from revenue. Customers, including distributors, do not have a general right of return. For products shipped under vendor managed inventory arrangements, revenue is recognized and billed when the product is consumed by the customer, at which point control has transferred and there are no further obligations by the Company.

Revenues recognized from prior period performance obligations for the three and nine months ended September 30, 2018 were not material.

As of September 30, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, we have applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations.

Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 were not material.

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

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of September 30, 2018.

Shipping and Handling Costs

Costs incurred by us related to shipping and handling are included in cost of products sold. Amounts charged to customers pertaining to these costs are reflected as revenue.

Product Warranties

We generally offer warranties against product defects. Costs incurred to service warranty claims are recorded as costs of products sold. We provide for potential warranty costs based on historical experience. Provision for warranty costs is recorded in other current liabilities and other long-term liabilities on our Consolidated Balance Sheets based on the duration of the warranty. The Company does not offer separate service-type warranties on its products.

See Note 12 for disaggregated revenue information.

4.	CASH

The Company had cash and restricted cash totaling $25,454 and $18,330 as of September 30, 2018 and December 31, 2017, respectively.

	September 30,	December 31,
	2018	2017
Cash	$25,013	$18,241
Restricted Cash	441	89
Total	$25,454	$18,330

Restricted cash at September 30, 2018 consists of a government grant awarded in the People’s Republic of China to fund specified technological research and development expenditures. The grant proceeds will be realized to income as a direct offset to expense as the expenditures are incurred. No expenditures have been incurred or proceeds realized with respect to the grant as of September 30, 2018. Restricted cash also includes deposits withheld by the Dutch tax authorities and third party VAT representatives in connection with a previously utilized logistics arrangement in the Netherlands. Restricted cash is included as a component of the cash balance for purposes of the statement of cash flows.

5.	INVENTORIES

Inventories are stated at the lower of cost or market, net of obsolescence reserves, with cost determined under the first-in, first-out (FIFO) method. The composition of inventories, net was:

	September 30,	December 31,
	2018	2017
Raw Materials	$13,448	$14,606
Work In Process	1,857	2,013
Finished Goods	7,813	9,707
Total	$23,118	$26,326

6.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment and improvements consisted of the following:

	September 30,	December 31,
	2018	2017
Land	$123	$123
Buildings and Leasehold Improvements	7,924	7,858
Machinery and Equipment	51,054	50,852
Furniture and Fixtures	1,983	2,005
Computer Hardware and Software	5,549	5,338
Construction In Process	2,601	535
	69,234	66,711
Less: Accumulated Depreciation	(60,442)	(59,141)
Property, Equipment and Improvements, Net	$8,792	$7,570

Depreciation expense for property, equipment and improvements was as follows:

	Three-month periods ended		Nine-month periods ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Depreciation expense	$496	$497	$1,476	$1,507

7.	GOODWILL, INTANGIBLE ASSETS AND LONG TERM ASSETS

a. Goodwill

The following table summarizes the goodwill activity by segment for the nine-month periods ended September 30, 2018 and October 1, 2017:

	Battery & Energy	Communi- cations
	Products	Systems	Total

Balance - December 31, 2016	$8,472	$11,493	$19,965
Effect of Foreign Currency Translation	416	-	416
Balance – October 1, 2017	8,888	11,493	20,381
Effect of Foreign Currency Translation	77	-	77
Balance - December 31, 2017	8,965	11,493	20,458
Effect of Foreign Currency Translation	(257)	-	(257)
Balance – September 30, 2018	$8,708	$11,493	$20,201

b. Other Intangible Assets

The composition of other intangible assets was:

	at September 30, 2018
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,405	$-	$3,405
Customer Relationships	6,529	4,352	2,177
Patents and Technology	5,509	4,696	813
Distributor Relationships	377	377	-
Trade Name	379	104	275
Total Other Intangible Assets	$16,199	$9,529	$6,670

	at December 31, 2017
		Accumulated
	Cost	Amortization	Net

Trademarks	$3,411	$-	$3,411
Customer Relationships	6,618	4,208	2,410
Patents and Technology	5,545	4,595	950
Distributor Relationships	377	377	-
Trade Name	393	79	314
Total Other Intangible Assets	$16,344	$9,259	$7,085

Amortization expense for intangible assets was as follows:

	Three-month periods ended		Nine-month periods ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Amortization included in:
Research and development	$36	$42	$111	$123
Selling, general and administrative	61	64	189	192
Total amortization expense	$97	$106	$300	$315

The decrease in the cost value of total other intangible assets from December 31, 2017 to September 30, 2018 of $145 is the result of the effect of foreign currency translations.

8.	.REVOLVING CREDIT AGREEMENT

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

In addition to the affirmative and negative covenants, the Company must maintain a fixed charge coverage ratio of 1.15 to 1.0, tested each fiscal quarter for the trailing four fiscal quarters, and a minimum tangible net worth of $40,000, tested as of the end of each calendar year. The Company was in full compliance with its covenants as of September 30, 2018.

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

As of September 30, 2018, we had no outstanding balance under the Credit Facility and no outstanding letters of credit related to the Credit Facility.

9.	SHAREHOLDERS’ EQUITY

We recorded non-cash stock compensation expense in each period as follows:

	Three-month periods ended		Nine-month periods ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Stock Options	$344	$130	$653	$518
Restricted Stock Grants	19	3	54	11
Total	$363	$133	$707	$529

We have stock options outstanding from various stock-based employee compensation plans for which we record compensation cost relating to share-based payment transactions in our financial statements. As of September 30, 2018, there was $681 of total unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity for the nine-month period ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,860,211	$6.10
Granted	217,500	9.68
Exercised	(305,460)	4.54
Forfeited or Expired	(17,499)	5.61
Outstanding at September 30, 2018	1,754,752	$6.68	3.50	$3,986
Vested and Expected to Vest at September 30, 2018	1,650,364	$6.66	3.36	$3,791
Exercisable at September 30, 2018	1,174,378	$5.75	2.68	$3,193

The following assumptions were used to value stock options granted during the nine months ended September 30, 2018:

Risk-Free Interest Rate	2.6%
Volatility Factor	47%
Weighted Average Expected Life (Years)	5
Dividends	0.0%

The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 was $4.22.

On July 25, 2018, the Company’s Board of Directors, at the recommendation of the Compensation and Management Committee and pursuant to the Company’s Amended and Restated 2004 Long-Term Incentive Plan, modified the option previously granted to the Company’s President and Chief Executive Officer to purchase an aggregate 200,000 shares of the Company’s common stock at $10.00, such that the option will fully vest immediately upon the Company’s common stock first reaching a closing price $10.00 for 15 trading days in a 30 trading-day period. The option as previously granted provided for vesting in annual increments of 50,000 shares on each of the four anniversaries of the date the Company’s common stock first reached a closing price $10.00 for 15 trading days in a 30 trading-day period. The option became fully vested during the third quarter 2018 and expires December 30, 2020. The transaction has been accounted for as an equity award modification pursuant to Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The Company has recognized for the third quarter 2018 compensation cost of approximately $182, representing the incremental fair value of the modified award computed as of the modification date as the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The incremental fair value was determined using a Monte Carlo simulation option-pricing model consistent with the valuation methodology used to value and recognize the original award.

FASB’s guidance for share-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock compensation costs for such stock options. We did not record any excess tax benefits in the first nine months of 2018 or 2017.

Cash received from stock option exercises under our stock-based compensation plans for the three-month periods ended September 30, 2018 and October 1, 2017 was $64 and $131, respectively. Cash received from stock option exercises under our stock-based compensation plans for the nine-month periods ended September 30, 2018 and October 1, 2017 was $1,357 and $1,120, respectively.

In January 2018, 17,500 shares of restricted stock were awarded to certain of our employees. These shares vest in equal annual installments over three years. The weighted average grant date fair value of these awards was $7.16 per share. Unrecognized compensation cost related to these restricted shares was $71 at September 30, 2018.

10.	INCOME TAXES

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. At September 30, 2018, the amounts recorded for the Tax Act remain provisional for the transition tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the Global Intangible Low-Taxed Income (“GILTI”) provisions. At September 30, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method.

For the three-month periods ended September 30, 2018 and October 1, 2017, we recognized $86 and $104, respectively, in income tax expense. For the nine-month periods ended September 30, 2018 and October 1, 2017, we recognized $219 and $370, respectively, in income tax expense. These are detailed as follows:

	Three-month periods ended		Nine-month periods ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Current Income Tax Provision:
Foreign	$64	$48	$153	$199
Federal	-	14	-	42
State	4	4	12	12
Deferred Income Tax Provision	18	38	54	117
Total	$86	$104	$219	$370

The deferred income tax provision for the three-month and nine-month periods ended September 30, 2018 represents the increase in the taxable temporary difference related to goodwill and certain other indefinite-lived intangible assets of the U.S. operations that cannot be predicted to reverse for book purposes during our loss carryforward periods, partially offset by the amortization of certain intangible assets of Accutronics (U.K.). The deferred income tax provision for the three-month and nine-month periods ended October 1, 2017 reflects the higher previously-enacted U.S corporate tax rate. The current income tax provisions for 2018 and 2017 are primarily due to the income generated by our foreign operations during the respective periods.

Our effective consolidated tax rates for the nine-month periods ended September 30, 2018 and October 1, 2017 were:

	Nine-Month Periods Ended
	September 30,	October 1,
	2018	2017

Income Before Income Taxes	$5,461	$4,226

Income Tax Provision	219	370

Effective Income Tax Rate	4.0%	8.8%

In 2018 and 2017, in the U.S. and for certain past operations in the U.K., we recognize a valuation allowance for our net operating loss carryforwards and other deferred tax assets that cannot be offset by reversing temporary differences. The recognition of the valuation allowance is based on an assessment of all available evidence, both positive and negative, weighted based on objective verifiability. The assessment of the realizability of the U.S. deferred tax assets was based on a number of factors including our history of operating losses, our historical operating volatility, our historical inability to accurately forecast earnings for future periods and the continued uncertainty of the general business climate. The use of our U.K. net operating loss carryforwards may be limited due to the change in the past U.K. operation. Based on our assessment of all available evidence and its weighting based on objective verifiability, we concluded that the realizability of these deferred tax assets is not more likely than not at September 30, 2018. In both 2018 and 2017, we have not recognized a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that they will be realized. We will continue to evaluate the realizability of our deferred tax assets in future periods.

As of December 31, 2017, we have domestic and foreign net operating losses (“NOL”) totaling approximately $69,594 and $12,760, respectively, and domestic tax credits of approximately $1,837, available to reduce future taxable income. Included in our NOL carryforwards are foreign loss carryforwards of approximately $12,760, nearly all of which can be carried forward indefinitely. The domestic NOL carryforward of $69,594 expires beginning in 2020 through 2034.

As of September 30, 2018, the Company maintains its assertion that all foreign earnings will be indefinitely reinvested in those operations.

There were no unrecognized tax benefits related to uncertain tax positions at September 30, 2018 and December 31, 2017.

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

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Ultralife Corporation by the weighted-average shares outstanding during the period. Diluted EPS includes the dilutive effect of securities, if any, and is calculated using the treasury stock method. For the three-month period ended September 30, 2018, 1,252,502 stock options and 17,500 restricted stock awards were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 571,829 additional shares in the calculation of fully diluted earnings per share. For the comparable three-month period ended October 1, 2017, 1,481,844 stock options and no restricted stock awards were included in the calculation of Diluted EPS resulting in 407,668 additional shares in the calculation of fully diluted earnings per share. For the nine-month periods ended September 30, 2018 and October 1, 2017, 1,252,502 and 1,066,844 stock options and 17,500 and zero restricted stock awards, respectively, were included in the calculation of Diluted EPS as such securities are dilutive. Inclusion of these securities resulted in 548,004 and 323,217 additional shares, respectively, in the calculation of fully diluted earnings per share.

There were 502,250 and 569,000 outstanding stock options for the three-month periods ended September 30, 2018 and October 1, 2017, respectively, which were not included in EPS as the effect would be anti-dilutive. There were 502,250 and 984,000 outstanding stock options for the nine-month periods ended September 30, 2018 and October 1, 2017, respectively, which were not included in EPS as the effect would be anti-dilutive.

12.	COMMITMENTS AND CONTINGENCIES

a. Purchase Commitments

As of September 30, 2018, we have made commitments to purchase approximately $3,230 of production machinery and equipment.

b. Product Warranties

We estimate future costs associated with expected product failure rates, material usage and service costs in the development of our warranty obligations. Warranty reserves are based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period. In the event the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in our product warranty liability during the first nine months of 2018 and 2017 were as follows:

	Nine-Month Periods Ended
	September 30, 2018	October 1, 2017
Accrued Warranty Obligations – Beginning	$149	$172
Accruals for Warranties Issued	(9)	66
Settlements Made	(54)	(58)
Accrued Warranty Obligations – Ending	$86	$180

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

13.	BUSINESS SEGMENT INFORMATION

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

The components of segment performance were as follows:

Three-Month Period Ended September 30, 2018:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$17,289	$3,041	$-	$20,330
Segment Contribution	4,702	1,339	(4,541)	1,500
Interest, Financing and Miscellaneous Income, Net			21	21
Tax Provision			(86)	(86)
Non-Controlling Interest			(27)	(27)
Net Income Attributable to Ultralife				$1,408

Three-Month Period Ended October 1, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$18,616	$2,431	$-	$21,047
Segment Contribution	5,186	1,069	(4,992)	1,263
Interest, Financing and Miscellaneous Expense, Net			(58)	(58)
Tax Provision			(104)	(104)
Non-Controlling Interest			(3)	(3)
Net Income Attributable to Ultralife				$1,098

Nine-Month Period Ended September 30, 2018:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$52,344	$13,919	$-	$66,263
Segment Contribution	14,664	5,209	(14,385)	5,488
Interest, Financing and Miscellaneous Expense, Net			(27)	(27)
Tax Provision			(219)	(219)
Non-Controlling Interest			(57)	(57)
Net Income Attributable to Ultralife				$5,185

Nine-Month Period Ended October 1, 2017:

	Battery & Energy Products	Communi- cations Systems	Corporate	Total
Revenues	$52,977	$10,045	$-	$63,022
Segment Contribution	14,858	4,508	(14,940)	4,426
Interest, Financing and Miscellaneous Expense, Net			(200)	(200)
Tax Provision			(370)	(370)
Non-Controlling Interest			(8)	(8)
Net Income Attributable to Ultralife				$3,848

The following tables disaggregate our business segment revenues by major source and geography.

Commercial and Government/Defense Revenue Information:

Three-Month Period Ended September 30, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$17,289	$10,127	$7,162
Communications Systems	3,041	-	3,041
Total	$20,330	$10,127	$10,203
		50%	50%

Three-Month Period Ended October 1, 2017:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$18,616	$10,817	$7,799
Communications Systems	2,431	-	2,431
Total	$21,047	$10,817	$10,230
		51%	49%

Nine-Month Period Ended September 30, 2018:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$52,344	$30,007	$22,337
Communications Systems	13,919	-	13,919
Total	$66,263	$30,007	$36,256
		45%	55%

Nine-Month Period Ended October 1, 2017:	Total Revenue	Commercial	Government/ Defense
Battery & Energy Products	$52,977	$30,988	$21,989
Communications Systems	10,045	-	10,045
Total	$63,022	$30,988	$32,034
		49%	51%

U.S. and Non-U.S. Revenue Information1:

Three-Month Period Ended September 30, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$17,289	$9,389	$7,900
Communications Systems	3,041	2,140	901
Total	$20,330	$11,529	$8,801
		57%	43%

Three-Month Period Ended October 1, 2017:	Total Revenue	United States	Non-United States
Battery & Energy Products	$18,616	$9,161	$9,455
Communications Systems	2,431	2,144	287
Total	$21,047	$11,305	$9,742
		54%	46%

Nine-Month Period Ended September 30, 2018:	Total Revenue	United States	Non-United States
Battery & Energy Products	$52,344	$29,451	$22,893
Communications Systems	13,919	12,747	1,172
Total	$66,263	$42,198	$24,065
		64%	36%

Nine-Month Period Ended October 1, 2017:	Total Revenue	United States	Non-United States
Battery & Energy Products	$52,977	$25,832	$27,145
Communications Systems	10,045	9,399	646
Total	$63,022	$35,231	$27,791
		56%	44%

1 Sales classified to U.S. include shipments to U.S.-based prime contractors which in some cases may serve non-U.S. projects

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

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

In March 2018, the FASB issued Accounting Standards Update 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The standard adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118. We have determined reasonable estimates for those effects and have recorded provisional amounts in our Consolidated Financial Statements as of September 30, 2018 and December 31, 2017.

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

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and the Risk Factors and our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except for share and per share amounts.

General

We offer products and services ranging from power solutions to communications and electronics systems to customers across the globe in the government, defense and commercial sectors. With an emphasis on strong engineering and a collaborative approach to problem solving, we design and manufacture power and communications systems including: rechargeable and non-rechargeable batteries, charging systems, communications and electronics systems and accessories, and custom engineered systems. We continually strive to increase the size and profitability of our business through the design, development and sale of new products, expansion of our sales force to penetrate new markets and geographies, as well as seeking opportunities to expand through acquisitions.

We sell our products worldwide through a variety of trade channels, including original equipment manufacturers (“OEMs”), industrial and defense supply distributors, and directly to U.S. and international defense departments and government agencies. We enjoy strong name recognition in our markets under our Ultralife® Batteries, Lithium Power®, McDowell Research®, AMTI™, ABLE™, ACCUTRONICS™, ACCUPRO™, ENTELLION™ brands. We have sales, operations and product development facilities in North America, Europe and Asia.

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

Overview

Consolidated revenues of $20,330 for the three-month period ended September 30, 2018, decreased by $717 or 3.4%, from $21,047 during the three-month period ended October 1, 2017, due to lower non-U.S. government/defense and 9-Volt battery sales.

Gross profit for the three-month period ended September 30, 2018 was $6,041 or 29.7% of revenues, compared to $6,255 or 29.7% of revenues, for the same quarter a year ago. The decline in gross profit resulted from lower sales.

Operating expenses decreased to $4,541 during the three-month period ended September 30, 2018, compared to $4,992 during the three-month period ended October 1, 2017. The $451 or 9.0% decrease reflects continued tight control over discretionary spending.

Operating income for the three-month period ended September 30, 2018 was $1,500 or 7.4% of revenues, compared to $1,263 or 6.0% for the year-earlier period. The 18.7% increase in operating income resulted from lower operating expenses.

Net income attributable to Ultralife was $1,408 or $0.09 per share – basic and diluted, for the three-month period ended September 30, 2018, compared to $1,098, or $0.07 per share – basic and diluted, for the three-month period ended October 1, 2017.

Adjusted EBITDA, defined as net income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense, amounted to $2,472 in the third quarter of 2018 compared to $1,985 for the third quarter of 2017. See the section “Adjusted EBITDA” beginning on page 25 for a reconciliation of Adjusted EBITDA to net income attributable to Ultralife.

We are delighted about the two recently announced Communications Systems delivery contracts totaling $19.2 million to supply our Vehicle Amplifier-Adaptors and Mounted Power Amplifiers for the U.S. Army, as well as the $9.5 million IDIQ contract to supply our communication kits for an undisclosed branch of the U.S. Department of Defense.

We remain focused on our revenue diversification strategy, pursuing commercial opportunities and government/defense opportunities as U.S. spending continues to recover, and are positioned to deliver another year of profitable growth in 2018.

Results of Operations

Three-Month Periods Ended September 30, 2018 and October 1, 2017

Revenues. Consolidated revenues for the three-month period ended September 30, 2018 amounted to $20,330, a decrease of $717, or 3.4%, from the $21,047 reported for the three-month period ended October 1, 2017.

Battery & Energy Products revenues decreased $1,327, or 7.1%, from $18,616 for the three-month period ended October 1, 2017 to $17,289 for the three-month period ended September 30, 2018, reflecting lower 9-Volt battery sales to our Europe-based customers, timing of orders to non-U.S. government/defense customers and large shipments to an industrial commercial customer in 2017 which did not re-occur in 2018.  Our U.S. government/defense sales increased 9.6% for the quarter due primarily to higher sales of our primary 5390 batteries to the U.S. Department of Defense, consistent with the recovery in domestic defense spending.

Communications Systems revenues increased $610, or 25.1%, from $2,431 during the three-month period ended October 1, 2017 to $3,041 for the three-month period ended September 30, 2018. This increase is attributable to higher shipments of core products such as our 20-watt amplifiers, universal vehicle adaptors and other radio accessories.

Cost of Products Sold / Gross Profit. Cost of products sold totaled $14,289 for the quarter ended September 30, 2018, a decrease of $503, or 3.4%, from the $14,792 reported for the same three-month period a year ago. The decrease was primarily due to lower year-over-year sales of our Battery & Energy Products business. Consolidated cost of products sold as a percentage of total revenue remained constant at 70.3% for the 2018 and 2017 three-month periods. Correspondingly, consolidated gross margin was 29.7% for both periods.

For our Battery & Energy Products segment, gross profit for the third quarter of 2018 was $4,702 or 27.2% of revenues, a decrease of $484 or 9.3% from gross profit of $5,186, or 27.9% of revenues, for the third quarter of 2017. Battery & Energy Products’ gross margin decreased for the three-month period ended September 30, 2018 by 70 basis points, reflecting product mix.

For our Communications Systems segment, gross profit for the third quarter of 2018 was $1,339 or 44.0% of revenues, an increase of $270 or 25.2%, from gross profit of $1,069, or 44.0% of revenues, for the third quarter of 2017. Both three-month periods reflect the product mix of our high-value proposition core products such as our 20-watt amplifiers, universal vehicle adaptors and other radio accessories.

Operating Expenses. Total operating expenses for the three-month period ended September 30, 2018 totaled $4,541, a decrease of $451 or 9.0% from the $4,992 reported during the three-month period ended October 1, 2017. The reduction for the 2018 third quarter reflects the continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 22.3% for the quarter ended September 30, 2018 compared to 23.7% for the quarter ended October 1, 2017. Amortization expense associated with intangible assets related to our acquisitions was $97 for the third quarter of 2018 ($61 in selling, general and administrative expenses and $36 in research and development costs), compared with $106 for the third quarter of 2017 ($64 in selling, general, and administrative expenses and $42 in research and development costs). Research and development costs were $1,099 for the three-month period ended September 30, 2018, a decrease of $256 or 18.9%, from $1,355 for the three-months ended October 1, 2017. The decrease primarily reflects the timing of development and testing costs associated with new products. Selling, general, and administrative expenses decreased $195 or 5.4%, to $3,442 for the third quarter of 2018 from $3,637 for the third quarter of 2017. The decrease is attributable to continued tight control over discretionary administrative spending and lower sales commissions due to lower sales in the third quarter of 2018.

Other Expense (Income). Other income totaled $21 for the three-month period ended September 30, 2018 compared to other expense of $58 for the three-month period ended October 1, 2017. Interest and financing expense, net of interest income, decreased $25 from $38 for the third quarter of 2017 to $13 for the comparable period in 2018. The decrease is due to higher interest income resulting from our increased cash balance in 2018 as compared to 2017. Miscellaneous income amounted to $34 for the third quarter of 2018 compared with miscellaneous expense of $20 for the third quarter of 2017, primarily due to transactions impacted by foreign currency fluctuations in the U.S. dollar relative to the Pound Sterling, and the strengthening of the U.S dollar to the Pound Sterling from the end of the second quarter to the end of the third quarter in 2018.

Income Taxes. The tax provision for the 2018 third quarter was $86 compared to $104 for the third quarter of 2017. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife was $1,408, or $0.09 per share – basic and diluted, for the three-month period ended September 30, 2018, compared to $1,098, or $0.07 per share – basic and diluted, for the three-month period ended October 1, 2017. Average weighted common shares outstanding used to compute diluted earnings per share increased from 15,971,243 in the third quarter of 2017 to 16,523,433 in the third quarter of 2018. The increase in 2018 is attributable to stock option exercises since the third quarter of 2017 and an increase in the weighted average stock price to compute diluted shares from $6.86 for the third quarter of 2017 to $9.29 for the third quarter of 2018.

Nine-Month Periods Ended September 30, 2018 and October 1, 2017

Revenues.  Consolidated revenues for the nine-month period ended September 30, 2018 amounted to $66,263, an increase of $3,241 or 5.1%, from the $63,022 reported for the nine-month period ended October 1, 2017.

Battery & Energy Products revenues decreased $633, or 1.2%, from $52,977 for the nine-month period ended October 1, 2017 to $52,344 for the nine-month period ended September 30, 2018.  Government and defense sales of this segment increased 1.6% from the 2017 nine-month period, reflecting a 21.5% increase in U.S. government and defense sales, and now comprise 42.7% of total segment sales versus 41.5% last year.  The increase primarily reflects sales of our primary 5390 batteries to the U.S. Department of Defense.  While shipments of batteries and chargers for medical applications increased 6.9%, overall commercial revenues of this segment decreased 3.2% from the 2017 nine-month period and now comprise 57.3% of total segment sales versus 58.5% last year.  The year-over-year decrease resulted from lower shipments of 9-Volt batteries and non-recurring industrial commercial product sales in 2017.

Communications Systems revenues increased $3,874, or 38.6%, from $10,045 during the nine-month period ended October 1, 2017 to $13,919 for the nine-month period ended September 30, 2018.  This increase is primarily attributable to the fulfillment of a Vehicle Amplifier Adaptors award received in December 2017 from a large global defense prime contractor for the U.S. Army’s Security Force Assistance Brigades and shipments of our Vehicle Installed Power Enhanced Riflemen Appliqué (“VIPER”).

Cost of Products Sold / Gross Profit. Cost of products sold totaled $46,390 for the nine-month period ended September 30, 2018, an increase of $2,734 or 6.3%, from the $43,656 reported for the same nine-month period a year ago. Consolidated cost of products sold as a percentage of total revenue increased from 69.3% for the nine-month period ended October 1, 2017 to 70.0% for the nine-month period ended September 30, 2018. Correspondingly, consolidated gross margin was 30.0% for the nine-month period ended September 30, 2018, compared with 30.7% for the nine-month period ended October 1, 2017, due to product mix.

For our Battery & Energy Products segment, the cost of products sold decreased $439 or 1.2%, from $38,119 during the nine-month period ended October 1, 2017 to $37,680 during the nine-month period ended September 30, 2018 due to lower sales in the 2018 period. Battery & Energy Products’ gross profit for the 2018 nine-month period was $14,664 or 28.0% of revenues, a decrease of $194 or 1.3% from gross profit of $14,858, or 28.0% of revenues, for the 2017 nine-month period.

For our Communications Systems segment, the cost of products sold increased by $3,173 or 57.3% from $5,537 during the nine-month period ended October 1, 2017 to $8,710 during the nine-month period ended September 30, 2018. Communications Systems’ gross profit for the first nine months of 2018 was $5,209 or 37.4% of revenues, an increase of $701 or 15.6% from gross profit of $4,508 or 44.9% of revenues, for the third quarter of 2017. The decrease in gross margin during 2018 is due to product mix reflecting the higher sales for competitively bid U.S. Department of Defense contracts in the current nine-month period.

Operating Expenses. Total operating expenses for the nine-month period ended September 30, 2018 totaled $14,385, a decrease of $555 or 3.7% from the $14,940 recorded during the nine-month period ended October 1, 2017. Both periods reflected continued tight control over discretionary spending.

Overall, operating expenses as a percentage of revenues were 21.7% for the nine-month period ended September 30, 2018 compared to 23.7% for the comparable 2017 period. Amortization expense associated with intangible assets related to our acquisitions was $300 for the first nine months of 2018 ($189 in selling, general and administrative expenses and $111 in research and development costs), compared with $315 for the first nine months of 2017 ($192 in selling, general, and administrative expenses and $123 in research and development costs). Research and development costs were $3,417 for the nine-month period ended September 30, 2018, a decrease of $261 or 7.1% from the $3,678 for the nine-months ended October 1, 2017. The decrease primarily reflects the timing of development and testing costs associated with new products. Selling, general, and administrative expenses decreased $294 or 2.6%, from $11,262 during the first nine months of 2017 to $10,968 during the first nine months of 2018 in line with our tight control over discretionary spending.

Other Expense. Other expense totaled $27 for the nine-month period ended September 30, 2018 compared to $200 for the nine-month period ended October 1, 2017. Interest and financing expense, net of interest income, decreased $80 to $67 for the 2018 period from $147 for the comparable period in 2017, as a result of the more favorable terms of our Revolving Credit Agreement which was executed on May 31, 2017, as well as higher interest income due to our increased cash balance. Miscellaneous income amounted to $40 for the first nine months of 2018 compared with expense of $53 for the first nine months of 2017, primarily due to fluctuations in the U.S. dollar relative to the Pound Sterling.

Income Taxes. We recognized a tax provision of $219 for the first three quarters of 2018 compared with a tax provision of $370 for the first three quarters of 2017. The decrease of $151 or 40.8% was due to the geographic mix of earnings for the periods and the favorable impact resulting from the lower U.S. Federal tax rates and elimination of the alternative minimum taxes in conjunction with the Tax Cuts & Jobs Act. The effective consolidated tax rates for the nine-month periods ended September 30, 2018 and October 1, 2017 were 4.0% and 8.8%, respectively. See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net Income Attributable to Ultralife. Net income attributable to Ultralife and Net income attributable to Ultralife common shareholders per diluted share was $5,185 and $0.32, respectively, for the nine months ended September 30, 2018, compared to $3,848 and $0.24, respectively, for the nine months ended October 1, 2017. Average common shares outstanding used to compute diluted earnings per share increased from 15,817,961 in the 2017 period to 16,407,121 in the 2018 period, mainly due to the exercise of stock options under our Long-Term Incentive Plans and the increased stock price.

Adjusted EBITDA

In evaluating our business, we consider and use Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income attributable to Ultralife before net interest expense, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense. We also use Adjusted EBITDA as a supplemental measure to review and assess our operating performance and to enhance comparability between periods. We also believe the use of Adjusted EBITDA facilitates investors’ understanding of operating performance from period to period by backing out potential differences caused by variations in such items as capital structures (affecting relative interest expense and stock-based compensation expense), the amortization of intangible assets acquired through our business acquisitions (affecting relative amortization expense and provision (benefit) for income taxes), the age and book value of facilities and equipment (affecting relative depreciation expense) and one-time charges/benefits relating to income taxes. We also present Adjusted EBITDA from operations because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We reconcile Adjusted EBITDA to Net income (loss) attributable to Ultralife, the most comparable financial measure under U.S. generally accepted accounting principles (“U.S. GAAP”).

We use Adjusted EBITDA in our decision-making processes relating to the operation of our business together with U.S. GAAP financial measures such as operating income. We believe that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our U.S. GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of stock-based compensation, which is a non-cash expense that varies widely among companies. We believe that by presenting Adjusted EBITDA, we assist investors in gaining a better understanding of our business on a going forward basis. We provide information relating to our Adjusted EBITDA so that securities analysts, investors and other interested parties have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of our operating performance on a consolidated basis and of our ability to produce operating cash flows to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. Neither current nor potential investors in our securities should rely on Adjusted EBITDA as a substitute for any GAAP measures and we encourage investors to review the following reconciliation of Adjusted EBITDA to Net income attributable to Ultralife.

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017

Net Income Attributable to Ultralife	$1,408	$1,098	$5,185	$3,848
Add:
Interest and Financing Expense, Net	13	38	67	147
Income Tax Provision	86	104	219	370
Depreciation expense	496	497	1,476	1,507
Amortization of Intangible Assets and Financing Fees	106	115	327	357
Stock-Based Compensation Expense	363	133	707	529
Adjusted EBITDA	$2,472	$1,985	$7,981	$6,758

Liquidity and Capital Resources

As of September 30, 2018, cash totaled $25,454, an increase of $7,124 from the beginning of the year. During the nine-month period ended September 30, 2018, we generated $7,531 of cash from our operating activities. Cash generated from operations in 2018 consisted of net income of $5,242, non-cash expenses (depreciation, amortization and stock-based compensation) totaling $2,510, a decrease of $2,947 in inventory primarily due to the fulfillment of orders, partially offset by a net decrease in working capital of $3,168 primarily due to the timing of inventory procurements and compensation and benefit-related expenditures.

During the nine-month period ended October 1, 2017, cash increased by $3,978. Cash of $3,657 generated from operations for the nine-month period ended October 1, 2017 consisted of net income of $3,856, non-cash expenses (depreciation, amortization and stock-based compensation) totaling $2,393, and a net increase in accounts payable and other working capital items of $1,041 largely attributable to the timing of payroll. This was partially offset by an increase in accounts receivable of $2,412 primarily due to the timing of shipments and an increase in inventory of $1,221 largely due to service 2017 backlog.

Cash used in investing activities for the nine-month periods ended September 30, 2018 and October 1, 2017 amounted to $1,994 and $971, respectively, representing capital expenditures in the respective periods.

Cash provided by financing activities for the nine-month periods ended September 30, 2018 totaled $1,754, consisting of cash proceeds of $1,357 from stock option exercises and $397 for a government grant awarded in the People’s Republic of China to fund specified future technological research and development expenditures. Cash provided by financing activities for the nine-month period ended October 1, 2017 consisted of $1,120 in stock option exercise proceeds.

In July 2017, the Company made a strategic decision to invest up to $4,300 in our Newark, New York facility to modernize our manufacturing capability for production of premium 3-volt primary batteries for various applications in the rapidly growing, wireless Internet of Things (“IoT”) market.  This investment, in line with our strategy to diversify revenues outside of the core U.S. government/defense markets and focus on transformational commercial opportunities, will enable us to produce a premium product with performance differentiation and incorporate the manufacturing technology expertise required to deliver a clear competitive advantage in terms of product performance, volume, safety, value proposition and strategic supply chain access to the end market and OEM’s.  In addition to the IoT market, the product will also expand customer options in the legacy smoke detector market by providing our customers the choice between our industry leading next generation 9-volt battery, or a new premium 3-volt product.  Low volume equipment production to support product qualification builds in partnership with customers is expected to start in late 2018 and continue into 2019, with customer-driven, higher volume US production expected to ramp up over the course of 2019.

On October 31, 2018, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) which became effective on November 1, 2018, under which the Company is authorized to purchase up to 2.5 million shares of its outstanding common stock over a period not to exceed twelve months.

Under the Share Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  The timing, manner, price and amount of any repurchase will be determined at the Company’s discretion and the Share Repurchase Program may be suspended, terminated or modified by the Company’s Board of Directors at any time for any reason and does not obligate the Company to purchase any specific number of shares.  Under the Program, all purchases will be made in accordance with Securities Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases.

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

Critical Accounting Policies

Management exercises judgment in making important decisions pertaining to choosing and applying accounting policies and methodologies in many areas. Not only are these decisions necessary to comply with U.S. GAAP, but they also reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Operations and Significant Accounting Policies”) to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 should be reviewed for a greater understanding of how our financial performance is recorded and reported.

During the nine months of 2018, there were no significant changes in the manner in which our significant accounting policies were applied or in which related assumptions and estimates were developed. Refer to Note 2 for updated accounting policies to reflect the Company’s adoption of Topic 606 “Revenue from Contracts with Customers” as of January 1, 2018.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2017. We encourage current and potential investors of our securities to review the risk factors as set forth therein.

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

ULTRALIFE CORPORATION
(Registrant)

Date: November 1, 2018	By: /s/ Michael D. Popielec
Michael D. Popielec
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	By: /s/ Philip A. Fain
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